Form 10-K
period 1993-12-31
LINCOLN ELECTRIC CO
filed 1994-03-31
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1993       Commission File Number 0-1402

                          THE LINCOLN ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

             OHIO                                   34-0359955
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

22801 St. Clair Ave., Cleveland, Ohio              44117
(Address of principal executive offices)         (Zip Code)

(216) 481-8100  (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X  No
                                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting common stock held by non-affiliates of the registrant.

Aggregate market value of the voting common stock held by non-affiliates as of March 1, 1994--$57,272,274. (Affiliates, for this purpose, have been deemed to be Directors of the Company, certain significant shareholders and employees participating in the Employees' Stock Purchase Plan and Employee Stock Ownership Plan).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report.

Common Capital Stock, without par value 10,381,450 shares, as of March 1, 1994. Class A Common Stock, without par value--499,840 shares, as of March 1, 1994.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 24, 1994 will be incorporated by reference into
Part III.

PART I

Item 1. BUSINESS

As used in Item 1 of this report, the term "Company", except as otherwise indicated by the context, means The Lincoln Electric Company and its subsidiaries.

The Lincoln Electric Company was incorporated under the laws of the State of Ohio in 1906. The Company is engaged primarily in the design, manufacture and sale of arc welding products which constitutes 88% of the Company's business. The Company also designs, manufactures and sells integral horsepower industrial electric motors, and some subsidiaries also sell industrial gases, regulators, and torches.

The arc welding machines, power sources and automated wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated machines for robotic applications, high production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes,
(2) solid electrodes produced in coil form for continuous feeding in mechanized welding, and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding. The integral horsepower electric motors manufactured by the Company range in size from 1/3 to 250 horsepower. See Note H to the consolidated financial statements with respect to acquisitions by the Company.

The Company's products are sold in both domestic and international markets. In the domestic market, they are sold directly by the Company's own sales organization as well as by distributors. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of international direct sales distributors, agents and dealers that operate in more than eighty-seven countries. The Company has manufacturing facilities located in the United States, Australia, Canada, Japan, Mexico, England, France, Ireland, Italy, the Netherlands, Norway and Spain. See Note G to the consolidated financial statements with respect to information concerning the Company's geographic segments.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company's business is not seasonal.

Conditions in the arc welding industry are highly competitive. The Company is one of the largest manufacturers of consumables and machinery in a field of three or four major domestic competitors and numerous smaller competitors covering the industry. The Company continues to pursue strategies to heighten its competitiveness in international markets. Competition in the electric arc welding industry is on the basis of price, brand preference, product quality and performance, warranty, delivery, service and technical support. All of these factors have contributed to the Company's position as one of the leaders in the industry.

Virtually all of the Company's products may be classified as standard commercial articles and are manufactured for stock. Normally, customer orders are filled directly from finished product stock and, therefore, the backlog of orders at any particular time is relatively negligible.

The principal raw materials essential to the Company's business are various chemicals, steel, copper and aluminum, all of which are normally available for purchase in the open market.

The Company's operations are not materially dependent upon patents, licenses, franchises or concessions.

The Company's facilities are subject to federal, state and local environmental control regulations. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings nor has it required the Company to make significant capital expenditures.

Research activities relating to the development of new products and the improvement of existing products in 1993 were all Company-sponsored. These activities were primarily related to the development of new products utilizing the latest electronic technology. The number of professional employees engaged full-time in these research activities was 142. Refer to Note A to the consolidated financial statements with respect to costs of research and development.

The number of persons employed by the Company worldwide, as an average for the year ended December 31, 1993, was 6,036. Effects of plant closures will reduce worldwide employment levels in 1994.

The table below sets forth consolidated net sales by product line for the most recent three years:

                                           1993        1992        1991
                                         -------------------------------------
                                             (In thousands of dollars)
     Arc Welding Products                $743,633    $741,860     $719,446
                                              88%         87%          86%
     All Other                            102,366     111,147      114,446
                                              12%         13%          14%
                                         --------    --------     --------

                                         $845,999    $853,007     $833,892
                                         ========    ========     ========

Geographic segment information is included in Note G to the consolidated financial statements.

Item 2.  PROPERTIES

The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 230 acres, of which present manufacturing facilities comprise an area of approximately 2,698,000 square feet. Current utilization of existing facilities is estimated to be 91% of capacity.

In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States plus 13 manufacturing locations in 11 foreign countries, the locations of which are as follows:

     United States:  Gainesville, Georgia; Monterey Park, California.
     Australia:      Sydney.
     Canada:         Toronto.
     England:        Sheffield.
     France:         Grand-Quevilly.
     Ireland:        Rathnew.
     Italy:          Pianoro; Milano.
     Mexico:         Mexico City.
     Netherlands:    Nijmegen.
     Norway:         Skjelland; Stavern.

     Spain:          Barcelona.
     Japan:          Naraha.

Manufacturing facilities located in Germany, Venezuela, and Brazil were closed under the Company's restructuring program.

All property relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities is owned outright by the Company and is unencumbered. In addition, the Company maintains leases for its distribution centers. See Note K to the consolidated financial statements with respect to leases. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. Some of these subsidiaries' properties are encumbered by mortgage loans. See Note D to the consolidated financial statements with respect to long-term debt.

Item 3.   LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations including, without limitation, intellectual property related actions, employment-related actions and health, safety and environmental claims and proceedings under the laws governing workers' compensation. The Company does not believe that the outcome of such legal proceedings, solely or in aggregate, will have a material adverse effect upon the financial condition of the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON CAPITAL STOCK
            AND RELATED STOCKHOLDER MATTERS

The Company's Common Capital Stock is traded on the over-the-counter market. The number of record holders of Common Capital Stock at December 31, 1993 was 2,497.

There is a limited public trading market for Common Capital Stock purchased through the Company's Employees' Stock Purchase Plan and for Class A Common Stock distributed under the Company's Employee Stock Ownership Plan. Shares purchased are subject to a right of refusal and other restrictions as set forth in the Employees' Stock Purchase Plan. Refer to Note B to the consolidated financial statements with respect to the rights of Class A Common Stock.

High and low stock prices and dividends for the last two years were:

                              1993                    1992*
                      ----------------------  ------------------------
                                     CASH                           CASH
                       BID PRICE   DIVIDENDS     BID PRICE        DIVIDENDS
                       ---------   ---------     ---------        ---------
QUARTER ENDED        HIGH    LOW     PAID      HIGH      LOW        PAID
- -------------       ------ ------  ---------  ------   ------    ----------
March 31            $21.00 $19.20   $  .18    $23.00   $22.00      $ .18
June 30              20.50  19.20      .18     23.50    22.00        .18
September 30         20.50  17.00      .18     24.00    23.00        .18
December 31          18.00  16.25      .18     24.00    20.50        .18

Source:  Ohio Dealers' Data Service

*Bid prices and cash dividends have been adjusted to reflect the ten-for-one stock split in 1993.

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS  (Continued)

Future dividends, which are subject to limitations under the Credit Agreement and the Senior Note Agreement, will be based on financial performance of the Company (see Note D to the consolidated financial statements for a further description of these limitations.)

Item 6.   SELECTED FINANCIAL DATA

                                       Year Ended December 31

                             1993      1992      1991      1990      1989
                           -------------------------------------------------

                         (In thousands of dollars, except per share amounts)
Net sales                   $845,999  $853,007  $833,892  $796,671  $692,817
Income (loss) before
  cumulative effect of
  accounting change          (40,536)  (45,800)   14,365    11,052    27,555
Cumulative effect of
  accounting change            2,468
                            --------  --------  --------  --------  --------
Net income (loss)            (38,068)  (45,800)   14,365    11,052    27,555
Total assets                 559,543   603,347   640,261   572,230   455,769
Long-term debt               216,915   221,470   155,547   110,940    30,161
Per common share:
  Income (loss) before
    cumulative effect of
    accounting change         $(3.74)  $ (4.24)  $  1.33   $  1.03   $  2.64
  Cumulative effect of
    accounting change            .23
                              ------   -------   -------   -------   -------
  Net income (loss)           $(3.51)  $ (4.24)  $  1.33   $  1.03   $  2.64
  Cash dividends declared     $  .72   $   .72   $   .61   $  1.26      1.26

See Note C to the consolidated financial statements with respect to restructuring charges in 1993 and 1992. All per share amounts have been adjusted for the ten-for-one stock split in 1993.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(all dollar amounts are in thousands of dollars)

RESULTS OF OPERATIONS

Net sales decreased by less than 1% to $846,000 in 1993 from $853,000 in 1992 and increased 1.4% from 1991 sales of $833,900. Sales in 1993 for domestic companies were up 9.7% while sales of foreign companies were down 18.3% from 1992. Excluding sales resulting from acquisitions, 1992 domestic and foreign sales increased 6.0% and decreased 10.2%, respectively, from 1991. Approximately 45% of the increase in domestic sales in 1993 (90% in 1992) was attributable to an increase in volume. The remaining 55% in 1993 (10% in 1992) was due to increases in selling prices.

Gross margin increased to $313,200 in 1993 (37.0% of sales) as compared to $299,900 in 1992 (35.2% of sales) and $312,100 in 1991 (37.4% of sales). The improvement of gross margin was attributable to price increases coupled with the effect of increased volume, which included the effect of domestic market share gains. These effects, however, were partially offset by diminishing gross margins of the non-U.S. operations.

Distribution cost/selling, general and administrative expenses were $277,000 in 1993 (32.7% of sales) as compared to $299,200 in 1992 (35.1% of sales) and

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

$270,500 in 1991 (32.4% of sales). The reduction in distribution cost/selling, general and administrative expenses in 1993 was principally the result of management's response to the recessionary pressures existing throughout Europe. Additionally, comparable results were affected by the incurrence of certain nonrecurring and non-continuing operating costs. Such costs included asset write-downs, relocation costs, various other charges relating to cost reduction efforts totaling $3,700 and $18,900 in 1993 and 1992, respectively.

In 1992, the increase in distribution cost/selling, general and administrative expenses was principally caused by a full year of operations of the Company's German subsidiary versus nine months in 1991, increased pension expense, and various adjustments discussed above. In 1991, distribution costs/selling, general and administration expenses were offset partially by the reversal of $6,200 of prior year charges relating to The Lincoln Electric Company 1988 Incentive Equity Plan.

The Company's net loss was $38,100 in 1993 as compared with $45,800 in 1992 and net income of $14,400 in 1991. Results were affected adversely by restructuring charges relating principally to the European and South American operations. These charges totaled $40,900 net-of-tax ($3.77 per share) and $23,900 without tax benefit ($2.21 per share) for 1993 and 1992, respectively (see discussion below). The 1991 results of operations included no restructuring charges.

Results for 1993 have also benefited from the cumulative effect of a change in method of accounting for income taxes, which increased net income $2,468 or $.23 per share. See Note A, "Accounting Policies," for additional information regarding the effects of the change in method in accounting for income taxes. The provision for income taxes reflects a net benefit of $6,400 on a loss before income taxes of $46,900 for 1993 which principally reflects tax benefits attributable to the plant closure and liquidation of a German subsidiary (see discussion below). For 1992, the provision for income taxes was $11,400 on a loss before income taxes of $34,400 compared to a provision of $20,000 on income before income taxes of $34,400 in 1991. The higher effective rates experienced in 1992 and 1991 were due principally to losses of foreign subsidiaries that were in net operating loss carryover positions.

RESTRUCTURING CHARGES

In 1992, the Company's restructuring program was initiated to improve efficiency and future financial results for its non-U.S. operations, principally its European markets. This decision resulted in a restructuring charge to 1992 operations of $23,900, without tax benefit.

It became evident in 1993 that the 1992 restructuring charges were not sufficient to reverse operating results in Germany, as the Company's principal German subsidiary continued to incur significant losses, experiencing eroding sales levels within the context of depressed market conditions. Accordingly, the Board of Directors decided in early 1994 to terminate the manufacturing and sales operations of its Messer Lincoln subsidiary in Germany. The intent of the action was to eliminate substantial costs in manufacturing overhead and distribution expenses in Europe, and to enable the Company to redirect its resources toward more efficient and competitive facilities that will serve the European market. Similarly, the Board of Directors decided in early 1994 that overcapacity in the weak and turbulent economies of Brazil and Venezuela required the curtailment of production operations in such markets, even though sales, marketing and distribution activities in those countries will continue.

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

The above-referenced decisions, which will result in the termination of approximately 800 employees, resulted in pretax restructuring charges of $70,100 for 1993 ($40,900 after tax). See Note C to the consolidated financial statements, "Restructuring Charges," for additional information.

As indicated earlier, operating results of the Company's highly efficient U.S. and Canadian operations showed increased levels of profitability and market share in 1993. Although consolidated results were affected adversely in 1992 and 1993 by restructuring charges, management believes the Company is well positioned now to maximize its opportunities in the worldwide markets it serves.

RESEARCH AND DEVELOPMENT

The Company decreased its expenditures for research activities during both 1993 and 1992. However, the Company believes the current level of research and development is adequate to maintain its product lines and introduce new products at an appropriate rate to sustain future growth. Excellence in research and development is a key success factor for the Company.

LIQUIDITY AND CAPITAL RESOURCES

In March 1993, the Company entered into a $230,000 three-year, unsecured, multi-currency Credit Agreement with ten banks. The funds were used to replace the Company's then existing revolving credit agreement, its long-term borrowing arrangements with foreign banks, and to refinance and consolidate certain other foreign short-term and long-term obligations. See Note D to the consolidated financial statements, "Short-Term and Long-Term Debt," for additional information regarding the borrowing arrangement. The Credit Agreement was amended in November 1993 in order to provide for more flexible terms to accommodate the Company's restructuring program.

Total debt at December 31, 1993 was $250,300 compared to $248,600 at December 31, 1992. At December 31, 1993, debt was 64% of total capitalization (shareholders' equity and debt) compared with 56% at year-end 1992. Interest expense incurred was $17,600 in 1993 compared with $18,700 in 1992, reflecting slightly lower interest rates as compared with the prior year. This compares to interest expense of $15,700 in 1991, reflecting an increase in the average debt level.

The Company's cash flows for the years 1991 through 1993 are presented in the consolidated statements of cash flows. Cash provided from operating activities during 1993 amounted to $28,700, an increase of $5,100 as compared with $23,600 for 1992. In addition to financing, certain operating losses in Europe, cash flows from operations and additional borrowings were used primarily for investments, capital expenditures and dividends to shareholders.

In 1992, expenditures by the Company for the purchase of a small Mexican company and the additional investment in its Lincoln Norweld subsidiary totaled $37,300, compared to $48,700 in 1991 for the purchase of a German business.

The ratio of current assets to current liabilities was 1.9 at the end of 1993, compared with 2.2 at the end of 1992 reflecting a satisfactory liquidity position. Net working capital was $149,900 at December 31, 1993, as compared with $172,700 at December 31, 1992. The reduction in working capital was primarily the result of the reduction of the carrying value of assets to their net realizable value and the increases in other current liabilities in connection with the restructuring expenses. Notes payable to banks increased to $23,200 at the end of 1993, from $12,600 at the end of 1992.

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Capital expenditures in 1993 for property, plant and equipment totaled $19,100 (1992 - $34,800). These expenditures for property, plant and equipment represent the Company's commitment to its long-range objectives to enhance product quality and development, advance technology, expand capacity and reduce manufacturing costs. The Company is closely monitoring its capital outlays and commitments with such expenditures restricted to include only those projects showing potential for high internal rate of return with accelerated cash payback.

In 1993, consistent with the prior year, the Company did not pay a special dividend, paying regular dividends of $7,800 for the full year. Future dividends, which are subject to limitations under the Credit Agreement and the Senior Note Agreement, will be based upon the financial performance of the Company (see Note D to the consolidated financial statements).

The Credit Agreement and 8.98% Senior Note Agreement contain various financial covenants that place limitations on the payments of dividends, the purchase of unrestricted stock, capital expenditures, and the incurrence of additional indebtedness. While the operating losses for 1993 and 1992 have placed constraints on the Company's financial flexibility, the Company was in compliance with the financial covenants of the agreements at the end of 1993 and management believes that the Company will continue to meet such covenants throughout 1994. Management believes that the current financing arrangement and cash flow generated from operations will provide adequate funds to support the operations of the Company and satisfy both its capital requirements and regular dividend practices throughout the term of the Credit Agreement.

ENVIRONMENTAL MATTERS

The Company's U.S. facilities are subject to Federal, state and local environmental control regulations. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings nor has it required the Company to make significant capital expenditures. It is the opinion of management that the Company is in material compliance with all regulatory requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires companies to present certain investments in marketable equity securities and many debt securities at fair value. SFAS No.115 is effective for fiscal years beginning after December 15, 1993. As the Company does not hold significant portfolios of debt and marketable equity securities nor is it the Company's principal business purpose to actively acquire and sell debt and equity securities to make a profit from short-term movements in market prices, adoption of SFAS No. 115 is not expected to have any substantial impact on the financial statements.

In December 1990, the FASB issued new rules in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective in 1993 domestically and effective for non-U.S. plans in 1995. In November 1992, the FASB issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." The Company is required to implement the Statement in the first quarter of 1994. These statements have no impact on the consolidated financial position or results of operations because the Company does not provide for any postretirement or postemployment benefits other than pensions.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 29, 1994. Therefore, information required under this part will be incorporated herein by reference from such definitive proxy statement.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

  Statements of Consolidated Financial Condition--December 31, 1993
    and 1992
  Statements of Consolidated Operations--Years ended December 31, 1993,
    1992 and 1991
  Statements of Consolidated Shareholders' Equity--Years ended
    December 31, 1993, 1992 and 1991
  Statements of Consolidated Cash Flows--Years ended December 31,
    1993, 1992 and 1991
  Notes to Consolidated Financial Statements--December 31, 1993
  Reports of Independent Auditors

(a)  (2)  FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of the Company are included in a separate section of this report following the signature page:

  Schedule II--Amounts Receivable from Related Parties and
    Underwriters, Promoters and Employees Other than Related Parties
  Schedule V--Property, Plant and Equipment
  Schedule VI--Accumulated Depreciation, Depletion, and
    Amortization of Property, Plant and Equipment
  Schedule VIII--Valuation and Qualifying Accounts
  Schedule IX--Short-Term Borrowings
  Schedule X--Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a) (3)  EXHIBITS

         EXHIBIT NO.                DESCRIPTION
         ----------          --------------------------------
            3(a)             Amended and Restated Articles of
                             Incorporation of The Lincoln
                             Electric Company filed herewith.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             (Continued)

(a) (3)  EXHIBITS (Continued)

         EXHIBIT NO.                DESCRIPTION
         ----------          --------------------------------
            3(b)             Amended and Restated Code of
                             Regulations of The Lincoln Electric
                             Company (filed as Exhibit 3(b) to
                             Form 10-K of The Lincoln Electric
                             Company for the year ended December 31,
                             1987, SEC File No. 0-1402 and incorporated
                             herein by reference and made a part hereof).

            4(a)             Note Agreement dated November 20, 1991
                             between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to Form 10-K of The Lincoln
                             Electric Company for the year ended
                             December 31, 1991, SEC File No. 0-1402
                             and incorporated by reference and made a part hereof), as amended by letter dated
                             March 18, 1993; 8.98% Senior Note Due
                             November 26, 2003 (filed as Exhibit 4(b) to
                             Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993;
                             8.98% Senior Note Due November 26, 2003 (filed herewith).

            4(b)             Credit Agreement dated March 18, 1993 among the
                             Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent
                             (filed as Exhibit 4 (b) to Form 10-K of The
                             Lincoln Electric Company for the year ended
                             December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by Amendment No.1 to Credit Agreement dated November 19, 1993; 8.98%
                             Senior Note Due November 26, 2003 (filed herewith).

            9                Voting Trust Agreement (filed as Exhibit
                             9 to the Form 10-K of The Lincoln Electric
                             Company for the year ended December 31, 1988, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

           10(a)          *  The Lincoln Electric Company 1988 Incentive
                             Equity Plan (filed as Exhibit 28 to the
                             Form S-8 Registration Statement of The
                             Lincoln Electric Company, SEC File No.
                             33-25209 and incorporated herein by reference
                             and made a part hereof).

           10(b)             Form of Indemnification Agreement
                             (filed as Exhibit A to The Lincoln
                             Electric Company 1987 Proxy Statement,
                             SEC File No. 0-1402 and incorporated
                             herein by reference and made a part hereof).

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             (Continued)

(a) (3)  EXHIBITS (Continued)

         EXHIBIT NO.                DESCRIPTION
         ----------          --------------------------------
           11                Statement regarding computation of
                             per share earnings.

           21                Subsidiaries of the Registrant.

           23                Consents of Independent Auditors.

* Reflects executive compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

Upon request, The Lincoln Electric Company will furnish to security holders copies of any exhibit to the Form 10-K report upon payment of a reasonable fee. Any requests should be made in writing to: Mr. Ellis F. Smolik, Secretary-Treasurer, The Lincoln Electric Company, 22801 St. Clair Avenue, Cleveland, Ohio 44117, Phone: (216) 481-8100.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE LINCOLN ELECTRIC COMPANY
                                               ----------------------------
                                                      (Registrant)




                                                 /s/ Ellis F. Smolik
                                                 --------------------------
                                                 Ellis F. Smolik,
                                                 Senior Vice President,
                                                 Chief Financial Officer,
                                                 Secretary-Treasurer and
                                                 Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1994.


/s/ Donald F. Hastings                    /s/ Frederick W. Mackenbach
- -------------------------------------     --------------------------------------
Donald F. Hastings, Chairman of the       Frederick W. Mackenbach, President,
  Board and Chief Executive Officer         Chief Operating Officer and Director



/s/ Harry Carlson                         /s/John Gonzalez
- -------------------------------------     --------------------------------------
Harry Carlson, Vice Chairman and          John Gonzalez, Vice Chairman and
  Director                                  Director



/s/ Edward E. Hood, Jr.                   /s/ Roger F. Young
- -------------------------------------     --------------------------------------
Edward E. Hood, Jr., Director             Roger F. Young, Senior Vice
                                            President and Director



/s/ Paul E. Lego                          /s/ David H. Gunning
- -------------------------------------     --------------------------------------
Paul E. Lego, Director                    David H. Gunning, Director



/s/ Hugh L. Libby                         /s/ David C. Lincoln
- -------------------------------------     --------------------------------------
Hugh L. Libby, Director                   David C. Lincoln, Director




/s/ Emma S. Lincoln                       /s/ G. Russell Lincoln
- -------------------------------------     --------------------------------------
Emma S. Lincoln, Director                 G. Russell Lincoln, Director



/s/ Lawrence O. Selhorst                  /s/ Craig R. Smith
- -------------------------------------     --------------------------------------
Lawrence O. Selhorst, Director            Craig R. Smith, Director



/s/ Frank L. Steingass                    /s/ George E. Willis
- -------------------------------------     --------------------------------------
Frank L. Steingass, Director              George E. Willis, Director

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993


                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Lincoln Electric Company

We have audited the consolidated financial statements of The Lincoln Electric Company and subsidiaries listed in the accompanying index to financial statements Item 14(a1). Our audits also included the financial statement schedules listed in the Index at Item 14 (a2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the consolidated financial statements of The Lincoln Electric Company (Australia) Proprietary Limited and subsidiaries and, for 1992 and 1991, the consolidated financial statements of Lincoln-Norweld B.V. and subsidiaries and the financial statements of Messer Lincoln GmbH and its subsidiary, all consolidated subsidiaries, which statements reflect total assets constituting 5% in 1993 and 41% in 1992 and total revenues constituting 5% in 1993 and 36% in 1992 and 1991 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for The Lincoln Electric Company (Australia) Proprietary Limited and subsidiaries and, for 1992 and 1991, Lincoln-Norweld B.V. and subsidiaries and Messer Lincoln GmbH and its subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lincoln Electric Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.


                                             /s/ Ernst & Young
                                             ------------------------------
                                                 ERNST & YOUNG

Cleveland, Ohio
March 25, 1994

To the Board of Directors of
The Lincoln Electric Company
(Australia) Proprietary Limited



                REPORT OF INDEPENDENT ACCOUNTANTS
                ---------------------------------

In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (none of which are presented separately herein) present fairly, in all material respects, the financial position of The Lincoln Electric Company (Australia) Proprietary Limited and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse

Parramatta, Australia
March 9, 1994

STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

  (In thousands of dollars)

                                                         December 31
                                                      1993        1992
                                                   ----------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 20,381     $ 20,627
  Accounts receivable (less allowances of
    $6,258 in 1993; $5,434 in 1992)                 110,504      111,323
  Inventories
    Raw materials and in-process                     66,987       75,972
    Finished goods                                   76,698       95,280
                                                   --------     --------
                                                    143,685      171,252

  Deferred income taxes                              42,960        7,715
  Prepaid expenses                                    3,241        3,097
  Other current assets                                4,937        7,184
                                                   --------     --------
TOTAL CURRENT ASSETS                                325,708      321,198

OTHER ASSETS
  Notes receivable from employees--Note J             4,747        6,657
  Goodwill--Note C                                   39,732       50,319
  Other                                              19,665       16,772
                                                   --------     --------
                                                     64,144       73,748
PROPERTY, PLANT AND EQUIPMENT
  Land                                               12,802       18,192
  Buildings                                         113,927      123,817
  Machinery, tools and equipment                    279,933      293,238
                                                   --------     --------
                                                    406,662      435,247
  Less allowances for depreciation
    and amortization                                236,971      226,846
                                                   --------     --------
                                                    169,691      208,401
                                                   --------     --------
TOTAL ASSETS                                       $559,543     $603,347
                                                   ========     ========

STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

  (In thousands of dollars)
                                                         December 31
                                                      1993        1992
                                                  ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                          $ 43,471      $ 44,211
  Notes payable to banks--Note D                    23,198        12,643
  Salaries, wages and amounts withheld              12,779        13,882
  Taxes, including income taxes--Note E             23,061        12,159
  Dividends payable                                  1,959         1,942
  Current portion of long-term debt--Note D         10,200        14,493
  Accrued restructuring charges--Note C             29,618        18,356
  Other current liabilities                         31,569        30,861
                                                   -------       -------
TOTAL CURRENT LIABILITIES                          175,855       148,547

LONG-TERM DEBT, less current portion--Note D       216,915       221,470

DEFERRED INCOME TAXES                                6,128         8,526

OTHER LONG-TERM LIABILITIES                          9,221         9,235

MINORITY INTEREST IN SUBSIDIARIES                    7,929        16,846

SHAREHOLDERS' EQUITY
  Common Capital Stock, no par value--at
    stated capital amount--Note B:
     Authorized--15,000,000 shares in 1993;
     1,500,000 shares in 1992
     Outstanding--10,381,450 shares in 1993
        and 1,033,346 shares in 1992,
        exclusive of 4,479,390 shares in
        1993 and 452,738 shares in 1992
        held in treasury                             2,076           207
  Common Class A Stock, no par value--at
    stated capital amount--Note B:
     Authorized--2,000,000 shares in 1993;
     200,000 shares in 1992
     Outstanding--499,840 shares in 1993
        and 45,062 shares in 1992                      100             9
  Additional paid-in capital                        22,926        23,067
  Retained earnings                                137,307       183,183
  Cumulative translation adjustments               (18,914)       (7,743)
                                                  --------      --------
                                                   143,495       198,723
                                                  --------      --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $559,543      $603,347
                                                  ========      ========


See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

  (In thousands of dollars except per share data)


                                               Year Ended December 31
                                            1993        1992        1991
                                          --------------------------------
Net sales                                 $845,999    $853,007    $833,892

Cost of goods sold                         532,795     553,103     521,829
                                          --------    --------    --------

Gross Profit                               313,204     299,904     312,063

Distribution cost/selling,
 general & administrative
 expenses                                  277,003     299,195     270,512
Restructuring charges--Note C               70,079      23,897
                                          --------    --------    --------

Operating income (loss)                    (33,878)    (23,188)     41,551

Other income/(expenses):
 Interest income                             1,627       3,061       4,789
 Other income                                2,922       4,433       3,803
 Interest expense                          (17,621)    (18,736)    (15,732)
                                          --------    --------    --------
Total other income/(expenses)              (13,072)    (11,242)     (7,140)
                                          --------    --------    --------

Income (loss) before income
 taxes and cumulative effect
 of accounting change                      (46,950)    (34,430)     34,411
(Provision) Benefit for income taxes--
 Note E                                      6,414     (11,370)    (20,046)
                                          --------    --------    --------

Income (loss) before cumulative
 effect of accounting change               (40,536)    (45,800)     14,365

Cumulative effect to January 1, 1993
 of change in method of
 accounting for income
 taxes--Note A                               2,468
                                          --------    --------    --------

Net income (loss)                         $(38,068)   $(45,800)   $ 14,365
                                          ========    ========    ========

Net income (loss) per share:
Income (loss) before cumulative
 effect of accounting change                 (3.74)      (4.24)       1.33
Cumulative effect of accounting change         .23
                                          --------    --------    --------
Net income (loss) per share               $  (3.51)   $  (4.24)   $   1.33
                                          ========    ========    ========

Dividends declared                        $   0.72    $   0.72    $    .61
                                          ========    ========    ========

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

  (In thousands of dollars)

                                                   Year Ended December
                                               1993                    1992                    1991
                                      --------------------     --------------------    --------------------
                                        SHARES     DOLLARS       SHARES     DOLLARS      SHARES     DOLLARS
                                      ---------   --------     ---------   --------    ---------   --------
COMMON CAPITAL STOCK
   Balance at beginning of year        1,033,346  $    207     1,039,142   $    208    1,047,737   $    210
   Purchases                                                     (16,841)        (3)     (26,570)        (5)
   Sales to employees                      3,648         1         9,979          2       17,975          3
   Shares issued under
     Incentive Equity Plan                 1,151                   1,066
   Ten-for-one stock split             9,343,305     1,868
                                      ----------  --------     ---------   --------    ---------   --------
   Balance at end of year             10,381,450  $  2,076     1,033,346   $    207    1,039,142   $    208
                                      ==========  ========     =========   ========    =========   ========

COMMON CLASS A STOCK
   Balance at beginning of year           45,062  $      9        35,794   $      7       26,854   $      5
   Ten-for-one stock split               405,558        81
   Shares issued to ESOP                  49,220        10         9,268          2        8,940          2
                                      ----------  --------     ---------   --------    ---------   --------
   Balance at end of year                499,840  $    100        45,062   $      9       35,794   $      7
                                      ==========  ========     =========   ========    =========   ========

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year                   $ 23,067                 $ 20,845                $ 16,816
   Purchases of Common Capital Stock                                         (2,473)                 (2,015)
   Sales of Common Capital Stock
    to employees                                       678                    2,373                   4,043
   Shares issued to ESOP                               906                    2,058                   2,001
   Shares issued under
     Incentive Equity Plan                             224                      264
   Ten-for-one stock split                          (1,949)
                                                  --------                 --------                --------
   Balance at end of year                         $ 22,926                 $ 23,067                $ 20,845
                                                  ========                 ========                ========


RETAINED EARNINGS
   Balance at beginning of year                   $183,183                 $238,412                $234,789
   Net income (loss)                               (38,068)                 (45,800)                 14,365
   Purchases of Common Capital Stock                                         (1,667)                 (4,196)
   Cash dividends declared                          (7,808)                  (7,762)                 (6,546)
                                                  --------                 --------                --------
   Balance at end of year                         $137,307                 $183,183                $238,412
                                                  ========                 ========                ========

CUMULATIVE TRANSLATION ADJUSTMENTS
   Balance at beginning of year                   $ (7,743)                $  4,664                $  2,470
   Adjustments for the year                        (11,171)                 (12,407)                  2,194
                                                  --------                 --------                --------
   Balance at end of year                         $(18,914)                $ (7,743)               $  4,664
                                                  ========                 ========                ========



See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)
                                                                     Year Ended December 31
                                                            1993             1992             1991
                                                        ----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                         $(38,068)        $(45,800)        $ 14,365
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                           30,545           31,511           30,456
    Provision (Benefit) for deferred income taxes          (32,501)             538            2,430
    Cumulative effect of accounting changes                 (2,468)
    Foreign exchange loss (gain)                              (348)             957            1,205
    Incentive equity plan reduction                                                           (6,219)
    Employee Stock Ownership Plan                              916            2,060            2,003
    Minority interest                                         (358)          (2,158)          (4,953)
    Provision for restructuring                             68,370           18,356
    Changes in operating assets and liabilities
      net of effects from acquisitions:
        (Increase) decrease in accounts receivable          (6,228)            (739)           5,475
        (Increase) decrease in inventories                  10,654           22,939          (12,548)
        (Increase) decrease in other current assets         (1,331)             695           10,687
        Increase (decrease) in accounts payable              2,856              171           (3,981)
        Increase (decrease) in other current
          liabilities                                       (2,928)          (4,060)          13,549
        Gross change in other noncurrent assets             (3,112)          (2,699)          (1,465)
        Other--net                                           2,734            1,853           (3,128)
                                                         ---------         --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITES                    28,733           23,624           47,876

INVESTING ACTIVITIES
  Purchases of property, plant and equipment               (19,090)         (34,847)         (37,605)
  Sales of property, plant and equipment                     2,599            4,448            7,219
  Acquisitions, net of cash acquired                        (8,518)         (37,288)         (48,656)
                                                         ---------         --------         --------
NET CASH USED IN INVESTING ACTIVITIES                      (25,009)         (67,687)         (79,042)

FINANCING ACTIVITIES
  Proceeds from the sale of Common Capital stock               679            2,375            4,046
  Purchase of Common Capital stock                                           (4,143)          (6,215)
  Proceeds from short-term borrowings,
    maturities greater than three months                       305           11,674
  Payments on short-term borrowings,
    maturities greater than three months                   (12,736)
  Notes payable to banks--net                               (9,470)         (33,416)           8,054
  Proceeds from long-term borrowings                       603,405          287,317          132,255
  Payment on long-term borrowings                         (576,445)        (212,111)         (90,009)
  Dividends paid                                            (7,791)          (7,756)         (12,348)
  Other                                                       (210)             321             (128)
                                                         ---------         --------         --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITES             (2,263)          44,261           35,655
 Effect of exchange rate changes on cash and
    cash equivalents                                        (1,707)             170              294
                                                         ---------         --------         --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (246)             368            4,783

Cash and cash equivalents at beginning of year              20,627           20,259           15,476
                                                         ---------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  20,381         $ 20,627         $ 20,259
                                                         =========         ========         ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars except per share data)

December 31, 1993

NOTE A--ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Lincoln Electric Company and its subsidiaries (the "Company") after elimination of all significant intercompany accounts and transactions.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES: Inventories are valued at the lower of cost or market. The Company determines cost by the last-in, first-out (LIFO) method, and subsidiary companies determine cost by the first-in, first-out (FIFO) method. At December 31, 1993 and 1992, approximately 45% and 34%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $48,490 at December 31, 1993 and $48,555 at December 31, 1992. During 1992, certain LIFO inventories were reduced, resulting in liquidations of LIFO inventory quantities carried at the lower costs of prior years, as compared with their 1992 costs. The effect of these liquidations was to reduce the 1992 net loss after tax, by $1,018 ($.09 per share).

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment, including facilities and equipment under capital leases, are stated at cost and include improvements which significantly extend the useful lives of existing plant and equipment. Depreciation and amortization are computed by both the accelerated and straight-line methods. In 1993, property, plant and equipment for manufacturing facilities that were closed were written down to their estimated net realizable value.

RESEARCH AND DEVELOPMENT: Research and development costs, which are expensed as incurred, were $17,762 in 1993, $20,540 in 1992 and $21,311 in 1991.

GOODWILL: The excess of the purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $2,363 and $2,170 in 1993 and 1992, respectively.

TRANSLATION OF FOREIGN CURRENCIES: For subsidiaries in countries which do not have highly inflationary economies, asset and liability accounts are translated to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates. Translation adjustments are reflected as a component of shareholders' equity.

For subsidiaries in countries with highly inflationary economies (Venezuela and Brazil) inventories, property, plant and equipment and related depreciation are translated to U.S. dollars at historical exchange rates. Other asset and liability accounts are translated at exchange rates in effect at the balance sheet date and revenues and expenses, excluding depreciation, are translated at average exchange rates. Translation adjustments for these subsidiaries, as well as transaction gains and losses of all other subsidiaries, are included in the statements of consolidated operations in distribution cost/selling, general and administrative expenses. The Company recorded transaction losses in 1993 of $228 and $859 in 1992.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars except per share data)

December 31, 1993

NOTE A--ACCOUNTING POLICIES-(Continued)

ACCOUNTING CHANGE: Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method under which deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior year. The cumulative effect of the change decreased the loss for 1993 by $2,468 or $.23 per share.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share is based on the average number of shares outstanding during the year as adjusted for the ten-for-one stock split discussed in Note B.

RECLASSIFICATIONS: Certain reclassifications have been made to amounts previously presented to conform with the current reporting presentation.

NOTE B--SHAREHOLDERS' EQUITY

On May 25, 1993, the Company's shareholders approved an increase in the number of authorized shares to 17 million without par value in conjunction with a ten-for-one stock split of the Company's Common Capital and Class A Common Stock. This action became effective on June 1, 1993, for shareholders of record as of that date. A total of 9,343,305 shares of Common Capital Stock and 405,558 shares of Class A Common Capital Stock were issued in connection with the stock split. Additionally, 4,031,451 shares were issued for stock held in treasury. The stated value of the Common Capital and Class A Common Capital Stock remains unchanged at $.20 per share. As a result of the stock split, all per share and appropriate share amounts have been adjusted to reflect the stock split.

The Lincoln Electric Company Employees' Stock Purchase Plan ("Plan") provides that employees may purchase shares of the Company's Common Capital Stock, when offered, at its estimated fair value. The Company also has the option to repurchase shares issued under the Plan at their estimated fair value. In 1992, the Company instituted a temporary suspension on the repurchase of all shares of stock issued and outstanding. Future repurchase of stock by the Company will be contingent upon authorization and resolution of the Board of Directors. At December 31, 1993, all unissued shares (4,618,550) were available for sale under the Plan of which 774,656 shares were reserved or subscribed.

The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") provided for the award or sale of Common Capital Stock to officers and other key employees of the Company and its subsidiaries. The first program, implemented under the Plan in 1988, which provided for deferred stock awards, was completed as of December 31, 1991. Shares remain available under the Incentive Equity Plan to officers and other key employees. Distribution of shares was based on certain specified performance and other conditions being satisfied. As a result of such conditions being fulfilled with respect to certain of the Company's subsidiaries, the Company awarded 32,000 shares; 10,660 distributed in each April of 1992

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars except per share data)

December 31, 1993


NOTE B--SHAREHOLDERS' EQUITY--(Continued)

and 1993, and 10,680 shares in April of 1994. Based on criteria established under the Plan, $7,000 of compensation expense was accrued in 1990, of which $6,219 was reversed into income in 1991.

The Lincoln Electric Company Employee Stock Ownership Plan (the "ESOP") is a non-contributory profit-sharing plan established to provide deferred compensation benefits for all eligible employees. The cost of the plan is borne by the Company through contributions to an employee stock ownership trust. In May 1989, shareholders authorized 2,000,000 shares of new Class A Common Stock ("Class A Common Stock"), without par value. The Company's Common Capital Stock and Class A Common Stock are identical in all respects, except that holders of Class A Common Stock are subject to certain transfer restrictions and the Class A Common Stock is only issued to the ESOP. In 1993, the Company issued 49,220 shares (92,680 shares in 1992) of Class A Common Stock to the ESOP which were allocated to all eligible employees. The estimated fair value of the contributed shares, $916, was recorded as compensation expense ($2,060 in 1992 and $2,003 in 1991). The difference between the total stated capital amount of $.20 per share and the estimated fair value totaled $906 ($2,058 in 1992 and $2,001 in 1991) was recorded as additional paid-in-capital. At December 31, 1993, 1,500,160 authorized but unissued shares (1,549,380 shares at December 31, 1992) are available for issuance to the ESOP.

NOTE C--RESTRUCTURING CHARGES

The Company has substantially completed its plan to downsize and streamline certain foreign operations (principally in Europe) and close certain manufacturing facilities (principally in Europe and South America). Closings of the manufacturing facilities have been announced and the closings and redundancies will be completed in 1994. These decisions resulted in a restructuring charge of $70,100 ($40,900 after tax, or $3.77 per share) in 1993, which was comprised of (1) asset write-downs to net realizable value in the amount of $45,900 including goodwill of $8,900; (2) the recording of severance and other redundancy costs of $27,500; and (3) the recording of additional net settlement assets and liabilities of $3,300 including estimated losses through the final closing date. The cash outlays required to fund the restructuring will be substantially incurred in 1994, and will be funded by the liquidation of the affected companies' receivables, inventory and real estate and by the Company's other operations and outside sources of funding. Proceeds from the sale of certain of the property, plant and equipment with a net carrying value of approximately $11,000 is not expected to be realized until after 1994.

In 1992, the Company recorded a restructuring charge of $23,900 (without tax benefit, or $2.21 per share) as a result of decisions that were made at that time to downsize and streamline certain foreign operations (principally in Europe). The 1992 restructuring charge was principally for severance pay, redundancies and other liabilities relating to the reorganization of the sales and distribution operations.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)


NOTE D--SHORT-TERM AND LONG-TERM DEBT
                                          1993              1992
                                       ---------         ---------
Short-term debt:
  Short-term borrowings of
     subsidiaries at interest
     rates from 4.125% to 23.25%
     (4.375% to 42.00% in 1992)        $  23,198         $  12,643
                                       =========         =========


Long-term debt:
   Borrowings refinanced under new
     credit agreement:                                   $ 111,458
   Multi-currency credit agreement,
     due January 1, 1996               $ 126,457
   8.98% Senior Note due 2003 (equal
     annual principal payments
     commencing in 1996)                  75,000            75,000
   Other borrowings due through
     2001, interest at 3.00%
     to  13.74% (3.00% to 14.00%
     in 1992)                             25,658            49,505
                                       ---------         ---------
                                       $ 227,115         $ 235,963
   Less current portion                   10,200            14,493
                                       ---------         ---------
                  Total                $ 216,915         $ 221,470
                                       =========         =========

In March 1993, the Company entered into a $230,000 three-year, unsecured, multi-currency Credit Agreement with ten banks. The Credit Agreement, which expires January 1, 1996, replaced the Company's previous $75,000 revolving line of credit, and amounts outstanding at December 31, 1992 under the previous revolving line of credit ($30,000), certain notes payable to foreign banks ($25,000), various short-term borrowings of subsidiaries ($39,100), and various other long-term borrowings ($17,300). Borrowings outstanding at December 31, 1992 that were repaid from the proceeds of the Credit Agreement were classified in the consolidated balance sheet to reflect the terms of the Credit Agreement. Under the terms of the Credit Agreement, several pricing options are available and the interest rate on outstanding borrowings is determined based upon defined leverage rates for the pricing option selected. The interest rate can range from the LIBOR plus 1% to LIBOR plus 2% depending upon the defined leverage rate. The agreement also provides for commitment fees ranging from .375% to .5% per annum on the unused credit lines.

Simultaneously, with the signing of the Credit Agreement, the interest rate on the $75,000 8.73% Senior Note due in 2003 was increased to 8.98% and the Senior Note Agreement was amended to change the financial covenants to conform to the covenants of the Credit Agreement, which requires a 1.6 to 1 consolidated current ratio at all times and the maintenance of consolidated tangible net worth of $125,000, plus 50% of net income, subsequent to January 1, 1993. In addition, there are requirements with respect to interest coverage and debt to tangible net worth ratios, and limitations on capital expenditures. Purchases of unrestricted stock and the payment of dividends are limited to 50% of cumulative net income from January 1, 1993, plus $25,000. At December 31, 1993, $17,200 was available for dividends and purchases of unrestricted stock, providing the Company complies with the other financial covenants of the agreements.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)

December 31, 1993

NOTE D--SHORT-TERM AND LONG-TERM DEBT--(Continued)

In November 1993, a number of the financial covenants contained in the Credit Agreement and in the Senior Note Agreement, were amended to allow for the costs of restructuring certain of the Company's foreign operations. The covenant related to consolidated tangible net worth was amended to require a minimum of $110,000 prior to June 30, 1994; $115,000 prior to September 30, 1994; $120,000 prior to December 31, 1994; and $125,000 plus 50% of net income subsequent to January 1, 1995, and the covenant related to the ratio of consolidated debt to consolidated tangible net worth was amended to require a ratio of 2.45 to 1 at December 31, 1993, reducing to 1.85 to 1 at July 1, 1994 and 1.35 to 1 at July 1, 1995 and thereafter.

Maturities of long-term debt for the five years succeeding December 31, 1993 are $10,200 in 1994, $128,200 in 1995, $10,700 in 1996, $11,400 in 1997; $9,600
in 1998 and $57,000 thereafter.

At December 31, 1993, certain foreign loans were collateralized by property and equipment which have a carrying value of approximately $21,400.

In 1992, the Company terminated its interest rate swap agreement with a notational borrowing amount of $75,000 and received $2,586 which is being amortized over the original swap term (December 1994) as a yield adjustment to interest expense of the underlying $75,000 debt.

Interest expense capitalized to property, plant and equipment was $71 in 1993 and $320 in 1992. Total interest paid was $19,000 in 1993, $17,500 in 1992, and $15,700 in 1991.

In connection with the Company's expansion of its motor plant, which is expected to cost $19,800, the Company has received low interest rate loan commitments from certain governmental entities in the amount of $6,000, of which, $2,000 was received in March 1994. The Company has also applied for and expects to receive, $2,300 in governmental grants for the same project.

NOTE E--INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting For Income Taxes". As permitted under the new Statement, prior years' financial statements have not been restated. The cumulative effect of adopting this statement as of January 1, 1993 is reported separately in the Statement of Consolidated Operations.

The components of income (loss) before income taxes and cumulative effect of accounting change is as follows:

                                    1993          1992          1991
                                  --------      --------      --------
     Domestic                     $ 43,345      $ 24,120      $ 49,310
     Foreign                       (90,295)      (58,550)      (14,899)
                                  --------      --------      --------
               Total              $(46,950)     $(34,430)     $ 34,411
                                  ========      ========      ========

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)

December 31, 1993


NOTE E--INCOME TAXES--(Continued)

Significant components of income tax expense (benefit) are as follows:

                                    Liability Method      Deferred Method
                                    ----------------   ----------------------
                                          1993           1992          1991
                                        --------       --------      --------
     Current:
       Federal                          $ 21,032       $  8,295      $ 12,565
       Foreign                             2,227          1,310         2,959
       State and local                     2,828          1,227         2,092
                                        --------       --------      --------
                                          26,087         10,832        17,616

     Deferred:
       Federal                           (32,980)         1,232         2,400
       Foreign                               479           (694)           30
                                        --------       --------      --------
                                         (32,501)           538         2,430
                                        --------       --------      --------

                       Total            $ (6,414)      $ 11,370      $ 20,046
                                        ========       ========      ========

The components of the provision for deferred income taxes are as follows:

                                                          Deferred Method
                                                      -----------------------
                                                         1992           1991
                                                       -------        -------
     Inventory adjustments                             $   201        $   188
     Incentive equity plan                                  87          2,115
     Depreciation                                          204            777
     Other asset adjustments                               (88)          (674)
     Pension adjustments                                  (299)          (842)
     Employee stock ownership plan                        (149)           748
     Other                                                 582            118
                                                       -------        -------
                       Total                           $   538        $ 2,430
                                                       =======        =======

The differences between total income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes and cumulative effect of accounting change are as follows:

                                     Liability Method     Deferred Method
                                          1993           1992          1991
                                     ----------------  ----------------------
     Statutory rate applied                  35%            34%           34%
       to pre-tax income(loss)          $(16,432)      $(11,706)     $ 11,700
     Effect of state and local
       income taxes, net of
       Federal tax benefit                 1,838            810         1,381
     Differences in income taxes
       on foreign earnings
       and remittances                       336           (502)       (1,341)
     Foreign losses with
       no tax benefit                      8,308         22,650         8,580
     Foreign Sales Corporation              (703)          (630)         (156)
     Other items                             239            748          (118)
                                        --------       --------      --------

                       Total            $ (6,414)      $ 11,370      $ 20,046
                                        ========       ========      ========

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)

December 31, 1993

NOTE E--INCOME TAXES--(Continued)

Total income tax payments, net of refunds, were $19,387 in 1993, $16,542 in 1992 and $12,668 in 1991.

At December 31, 1993, the Company's foreign subsidiaries had net operating loss carryforwards of approximately $44,875. The loss carryforwards expire in various years from 1994 through 2002, except for certain loss carryforwards of $571 for which there are no expiration dates.

Significant components of the Company's deferred tax assets and liabilities at
December 31, 1993 are as follows:
                                                      1993
                                                    -------
     Deferred tax assets:
       Restructuring activities                     $33,446
       Net operating loss carryforwards              15,709
       Inventory adjustments                          2,772
       Other asset adjustments                        3,245
       Pension adjustments                            1,300
       Other deferred tax assets                     13,838
                                                    -------
           Total consolidated deferred
             tax assets                              70,310
       Valuation allowance                          (15,709)
                                                    -------
                                                     54,601

     Deferred tax liabilities:
       Depreciation                                 $(3,390)
       Other deferred tax liabilities               (14,379)
                                                    -------
                                                    (17,769)
                                                    -------
           Total                                    $36,832
                                                    =======

Income taxes currently payable amounted to approximately $8,698 at December 31, 1993. Income taxes currently refundable amounted to $1,400 at December 31, 1992.

The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries as such funds are deemed permanently reinvested to finance foreign expansion and meet operational needs on an ongoing basis. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its calculation; however, unrecognized foreign tax credits and foreign withholding taxes paid upon distribution would be available to reduce some portion of the U.S. liability.

NOTE F--RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for their employees in the United States as well as their employees in foreign countries. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)



December 31, 1993

NOTE F--RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS--
  (Continued)

A summary of the various components of total pension expense for the plans is as follows:

                                       1993         1992         1991
                                      -------     --------     --------
   Domestic Plans:
     Service cost--benefits earned
       during the year                $ 6,115     $  5,571     $  5,802
     Interest cost on projected
       benefit obligation              18,158       17,207       14,969
     Actual return on plan assets     (19,569)     (16,812)     (18,729)
     Net amortization and deferral      1,441       (1,404)        (109)
                                      -------     --------     --------
     Net pension cost of defined
       benefit plans                    6,145        4,562        1,933
     Defined contribution plans           193          225          214
                                      -------     --------     --------
          Total domestic plans          6,338        4,787        2,147

   Foreign Plans:
     Service cost--benefits earned
       during the year                  1,422        1,555        1,471
     Interest cost on projected
       benefit obligation               2,253        2,472        2,462
     Actual return on plan assets      (4,506)      (2,800)      (3,155)
     Net amortization and deferral      2,000          289          766
                                      -------     --------     --------
     Net pension cost of defined
       benefit plans                    1,169        1,516        1,544
     Defined contribution plans         1,326          905          399
                                      -------     --------     --------
          Total foreign plans           2,495     $  2,421     $  1,943
                                      -------     --------     --------

          Total pension expense       $ 8,833     $  7,208     $  4,090
                                      =======     ========     ========

The funded status of the domestic and foreign plans at December 31, 1993 and 1992 is as follows:

                                      Domestic               Foreign
                                  1993       1992        1993       1992
                               ---------   --------    --------   ---------
  Actuarial present value of
    accumulated benefit
    obligations:
      Vested                   $222,588    $196,986    $23,881     $ 21,107
      Nonvested                   8,463       7,806      1,136        1,255
                               ---------   --------    -------     --------

                               $231,051    $204,792    $25,017     $ 22,362
                               =========   ========    =======     ========

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)

December 31, 1993

NOTE F--RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS
          (Continued)
                                        Domestic               Foreign
                                   1993        1992       1993         1992
                                ----------  ---------   ---------    ---------
 Actuarial present value of
    projected benefit
    obligations                 $(254,295)  $(223,925)  $(28,396)    $(26,581)
  Plan assets at fair value       228,014     210,143     28,191       23,873
                                ---------   ---------   --------     --------
  Excess of projected
    benefit obligations
    over plan assets              (26,281)    (13,782)      (205)      (2,708)

    Unrecognized net
      (gain) loss                $ 13,788    $   (894)   $(1,593)    $    709
    Unrecognized prior
      service cost                 10,835      11,640        540          791
    Unrecognized net assets at
      January 1, 1993 and 1992,
      net of amortization          (3,239)     (3,569)    (1,449)      (1,666)
    Minimum liability                                       (351)
                                 --------    --------    -------     --------
    Accrued retirement
      annuity expense
      recognized in the
      balance sheet              $ (4,897)   $ (6,605)   $(3,058)    $ (2,874)
                                 ========    ========    =======     ========


The increase in the actuarial present value of accumulated benefit obligations ("ABO") for the domestic plans is largely due to the change in the discount rate from 8.0% to 7.5% as well as the normal one year's accrual of benefits.
In addition the increase in the ABO for the foreign plans is also primarily due to the change in the discount rate from 8.9% to 7.5%.

Assumptions used in accounting for the defined benefit plans as of December 31, 1993 and 1992 for both the domestic and foreign plans were as follows:

                                                   Domestic         Foreign
                                                    Plans            Plans
                                                -------------     ------------

                                                1993    1992      1993    1992
                                                -----   -----     -----   -----
  Weighted-average discount rates                7.5%    8.0%      7.5%    8.9%
  Projected rates of increase in compensation    4.1%    4.5%      4.2%    5.2%
  Expected rates of return on plan assets        9.0%    9.5%      9.1%    9.7%

Plan assets for the domestic plans consist principally of deposit administration contracts and an investment contract with an insurance company. Other assets held by the domestic plans not under insurance contracts are invested in equity and fixed income securities. Plan assets for the foreign plans are invested in foreign insurance contracts and foreign equity and fixed income securities.

The Cleveland, Ohio area operations have a Guaranteed Continuous Employment Plan covering substantially all employees, which, in general, provides that the Company will provide work for at least 75% of every standard work week (presently 40 hours). This plan does not guarantee employment when the Company's ability to continue normal operations is seriously restricted by events beyond the

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)

December 31, 1993


NOTE F--RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS
          (Continued)

control of the Company. The Company has reserved the right to terminate this plan effective at the end of a calendar year by giving notice of such termination not less than six months prior to the end of such year.

In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which was effective in 1993 domestically and will be effective for non-U.S. plans in 1995. In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." The Company is not required to implement this Statement until the first quarter of 1994. These Statements have no impact on the consolidated financial position or results of operations as the Company does not provide for any postretirement or postemployment benefits other than pensions.

NOTE G--INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company's primary business is the design, manufacture and sale, in the domestic and international markets, of arc welding products, which constitutes
88% of the Company's business. The Company also designs, manufactures and sells gases used in the acetylene welding process. Financial information by geographic areas follows:

                            United             Other
                            States    Europe   Countries  Eliminations   Total
1993:
  Net sales                $583,043  $225,826  $ 96,209   $ (59,079)    $845,999
  Pre-tax profit (loss)      42,570   (68,865)  (22,903)      2,248      (46,950)
  Identifiable assets       389,247   172,136    69,871     (71,711)     559,543

1992:
  Net sales                $531,675  $299,654  $ 95,519   $ (73,841)    $853,007
  Pre-tax profit (loss)      24,860   (52,828)   (7,183)        721      (34,430)
  Identifiable assets       294,730   246,457    86,839     (24,679)     603,347

1991:
  Net sales                $502,825  $287,170  $ 96,005   $ (52,108)    $833,892
  Pre-tax profit (loss)      45,742   (10,128)   (1,346)        143       34,411
  Identifiable assets       289,682   284,341    84,965     (18,727)     640,261

Intercompany sales between geographic regions are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation.

NOTE H--ACQUISITIONS

In June 1993, the Company acquired the outstanding minority interest in its subsidiary in Spain for approximately $8,500. In January and May of 1992, respectively, the Company purchased the remaining 29 percent interest in Lincoln Norweld and a small Mexican company for an aggregate of $37,000. In April 1991, the Company purchased the material assets of the German arc welding business (except orbital welding) of Messer Griesheim GmbH. All the above transactions

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
  (In thousands of dollars)

December 31, 1993

NOTE H--ACQUISITIONS (Continued)

and increases in equity ownership were accounted for as purchases and their results of operations and the increased interest in their results of operations, were included in the consolidated statements of operations from their respective dates of acquisition.

NOTE I--FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, forward exchange contracts for currencies, and short and long-term debt. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies which require judgment. Accordingly, the use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company believes the carrying values of their financial instruments approximate their fair value.

NOTE J--NOTES RECEIVABLE FROM EMPLOYEES

Notes receivable from employees, which currently bear interest at 9%, include $294 ($532 in 1992) from officers of the Company. Loans are limited to 65% of the aggregate value of the pledged stock determined by the current offering price of the stock under the Employees' Stock Purchase Plan.

NOTE K--0PERATING LEASES

The Company leases sales offices, warehouses, office equipment and data processing equipment. Such leases, some of which are noncancellable, and in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense was $9,864 in 1993, $9,840 in 1992 and $6,444 in 1991.

At December 31, 1993, total minimum lease payments for noncancellable operating leases amounted to the following:

                                                  1993
                                                ----------
     1994                                       $ 6,541
     1995                                         5,379
     1996                                         4,167
     1997                                         3,080
     1998                                         2,284
     Thereafter                                   4,898
                                                -------

     Total minimum lease payments               $26,349
                                                =======

SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


               THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES


                       Year Ended December 31, 1993

                         (In thousands of dollars)
- ---------------------------------------------------------------------------------------------------------------------------

          COL. A                  COL. B          COL. C                   COL. D                            COL. E
- --------------------------------------------------------------------------------------------------------------------------
                                                                         DEDUCTIONS                BALANCE AT END OF PERIOD
                                                            ---------------------------------------------------------------
      NAME OF DEBTOR       Balance at Beginning  Additions         (1)                (2)              (1)         (2)
                                of Period                   Amounts Collected Amounts Written Off    Current   Not Current

- ---------------------------------------------------------------------------------------------------------------------------
Donald F. Hastings (1)           $  224                                                                             $  224
Roger F. Young (1)                  239                          $239                                                  -0-
Graham Peters                       225                                                                                225
Eugene Skerl                        113                           113                                                  -0-

Note (1)--Officer and Director of the Company.

SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


               THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES


                       Year Ended December 31, 1992

                         (In thousands of dollars)

- ---------------------------------------------------------------------------------------------------------------------------

          COL. A                  COL. B          COL. C                   COL. D                            COL. E
- --------------------------------------------------------------------------------------------------------------------------
                                                                         DEDUCTIONS                BALANCE AT END OF PERIOD
                                                            ---------------------------------------------------------------
      NAME OF DEBTOR       Balance at Beginning  Additions         (1)                (2)              (1)         (2)
                                of Period                   Amounts Collected Amounts Written Off    Current   Not Current

- ---------------------------------------------------------------------------------------------------------------------------
Donald F. Hastings (1)           $  224                                                                             $  224
Harry Carlson (1)                   244            $  212        $  456                                                -0-
Roger F. Young (1)                  239                                                                                239
John Gonzalez (1)                   252                             252                                                -0-
Graham Peters                       225                                                                                225
Eugene Skerl                        113                                                                                113
Michael O'Connor                    100                             100                                                -0-
James Fuller                        104                              35                                                 69

Note (1)--Officer and Director of the Company.

SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


              THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES


                      Year Ended December 31, 1991

                        (In thousands of dollars)
- ---------------------------------------------------------------------------------------------------------------------------

          COL. A                  COL. B          COL. C                   COL. D                            COL. E
- ---------------------------------------------------------------------------------------------------------------------------
                                                                         DEDUCTIONS                BALANCE AT END OF PERIOD
                                                            ------------------------------------- -------------------------
      NAME OF DEBTOR       Balance at Beginning  Additions         (1)                (2)              (1)         (2)
                                of Period                   Amounts Collected Amounts Written Off    Current   Not Current

- ---------------------------------------------------------------------------------------------------------------------------
George E. Willis (1)             $  -0-            $  140        $  140                                             $  -0-
Donald F. Hastings (1)              224                                                                                224
Harry Carlson (1)                   244                                                                                244
Roger F. Young (1)                  239                                                                                239
John Gonzalez (1)                   213                46             7                                                252
Ellis Smolik (1)                    257                             257                                                -0-
Graham Peters                       262                              37                                                225
Eugene Skerl                        113                                                                                113
Michael O'Connor                    100               117           117                                                100
James Fuller                         16               104            16                                                104

Note (1)--Officer and Director of the Company.

SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                        THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                                                  (In thousands of dollars)

- ------------------------------------------------------------------------------------------------------------------
           COL. A                   COL. B             COL. C           COL. D          COL. E          COL. F
                                                                                   Other Changes--
       Classification            Balance at         Additions at     Retirements    Add (Deduct)--    Balance at
                             Beginning of Period        Cost                           Describe      End of Period
- ------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Land                          $ 18,192            $    426         $    (815)     $   (5,001)       $  12,802
  Buildings                      123,817               3,647              (964)        (12,573)         113,927
  Machinery, tools and
    equipment                    293,238              17,743            (8,749)        (22,299)         279,933
                                ---------           --------          --------      ----------         --------

                         TOTALS $435,247            $ 21,816          $(10,528)     $  (39,873)  (2)   $406,662
                                =========           ========          ========      ==========         ========


Year ended December 31, 1992:
  Land                          $  16,930           $                $     (69)     $    1,331        $ 18,192
  Buildings                       113,747              15,692           (1,731)         (3,891)        123,817
  Machinery, tools and
    equipment                     292,252              22,143          (15,115)         (6,042)        293,238
                                ---------           ---------        ---------      -----------       --------

                         TOTALS $ 422,929           $  37,835        $ (16,915)     $   (8,602)  (3)  $435,247
                                =========           =========        =========      ===========       ========

Year ended December 31, 1991:
    Land                        $  13,886           $     536        $    (473)     $    2,981        $ 16,930
    Buildings                     106,773               2,690           (3,793)          8,077         113,747
    Machinery, tools and
     equipment                    267,076              28,128           (8,078)          5,126         292,252
                                ---------           ---------        ---------      ----------        --------

                         TOTALS $ 387,735           $  31,354        $ (12,344)     $   16,184  (4)   $422,929
                                =========           =========        =========      ==========        ========

  (1) The general range of useful lives of the assets is Buildings--20 to 50 years
       Machinery, tools and equipment--3 to 20 years

  (2)  Includes FAS 52 adjustment to the current rate of ($11,492) and ($28,381) due to property, plant and equipment write-down relating to restructure.

  (3)  Includes FAS 52 adjustment to the current rate of ($15,998) and $7,396 of property, plant and equipment of subsidiaries consolidated beginning in 1992.

  (4)  Includes FAS 52 adjustment to the current rate of $802 and $15,382 of property, plant and equipment of subsidiaries consolidated beginning in 1991.

SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
               OF PROPERTY, PLANT AND EQUIPMENT

                                            THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                                                      (In thousands of dollars)
- --------------------------------------------------------------------------------------------------------------------------

          COL. A                        COL. B                COL. C           COL. D           COL. E           COL. F
       Description                   Balance at        Additions Charged to  Retirements  Other Changes--Add   Balance at
                                 Beginning of Period    Costs and Expenses                (Deduct)--Describe  End of Period
- ---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Buildings                         $ 51,935              $ 5,012               $   (444)        $  (2,137)         $ 54,366

  Machinery, tools and
    equipment                        174,911               22,923                 (6,012)           (9,217)          182,605
                                    --------              -------               --------         ---------          --------

                           TOTALS   $226,846              $27,935               $ (6,456)        $ (11,354) (1)     $236,971
                                    ========              =======               ========         =========          ========

Year ended December 31, 1992:
  Buildings                         $ 48,682              $ 5,146               $   (700)        $  (1,193)         $ 51,935
  Machinery, tools and
    equipment                        164,643               24,304                (11,466)           (2,570)          174,911
                                    --------              -------               --------         ---------          --------

                           TOTALS   $213,325              $29,450               $(12,166)        $  (3,763) (2)     $226,846
                                    ========              =======               ========         =========          ========

Year ended December 31, 1991:
  Buildings                         $ 45,215             $  4,022               $   (786)        $     231          $ 48,682
  Machinery, tools and
    equipment                        147,860               21,936                 (5,667)              514           164,643
                                    --------              -------               --------         ---------          --------

                           TOTALS   $193,075              $25,958               $ (6,453)        $     745  (3)     $213,325
                                    ========              =======               ========         =========          ========

(1)  Includes FAS 52 adjustment to the current rate of ($5,500) and ($5,854) due to property, plant and equipment write-down relating to restructure.

(2)  Includes FAS 52 adjustment to the current rate of ($6,270) and $2,507 related to property, plant and equipment of a subsidiary consolidated beginning in 1992.

(3)  Includes FAS 52 adjustment to the current rate of ($332) and $1,077 related to property, plant and equipment of subsidiaries consolidated beginning in 1991.

SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                              THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                        (In thousands of dollars)
- --------------------------------------------------------------------------------------------------------------------
        COL. A                   COL. B                      COL. C                        COL. D        COL. E
- --------------------------------------------------------------------------------------------------------------------
                                                    ADDITIONS
                                Balance at             (1)                 (2)             NOTE A          Balance
     Description               beginning of      Charged to costs     Charged to other    Deductions-      at end
                                  period            and expenses      accounts-describe                   of period
- --------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
  accounts:
   Year ended December 31, 1993    $ 5,434             $ 2,037             $  (723)  (A)      $   490       $ 6,258


   Year ended December 31, 1992    $ 4,720             $ 2,842             $(1,450)  (A)      $   678       $ 5,434


   Year ended December 31, 1991    $ 5,712             $   852             $(1,068)  (B)      $   776       $ 4,720

  (A)--FAS #52 adjustment.

  (B)--Includes FAS #52 adjustment of ($1,877) and $809 for subsidiaries consolidated beginning in 1991.


  Note A--Uncollectible accounts written-off, net of recoveries.

SCHEDULE IX--SHORT-TERM BORROWINGS


                               THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                         (In thousands of dollars)

- -------------------------------------------------------------------------------------------------------------

             COL. A                   COL. B         COL. C         COL. D         COL. E         COL. F

                                                                   Maximum         Average        Weighted
                                                   Weighted         Amount          Amount        Average
   CATEGORY OF AGGREGATE            Balance        Average       Outstanding     Outstanding    Interest Rate
   SHORT-TERM BORROWINGS           at End of       Interest       During the      During the      During the
                                    Period           Rate           Period          Period         Period
- -------------------------------------------------------------------------------------------------------------
                                      (1)                                           (2)             (3)

Notes payable to banks:

  Year ended December 31, 1993:   $23,198             9.05%        $33,955        $28,110            11.67%

  Year ended December 31, 1992:   $12,643            10.43%        $58,169        $47,506            12.41% (A)

  Year ended December 31, 1991:   $41,660            10.93%        $50,004        $40,353            12.17%

(A)--Weighted average interest rate calculation is inclusive of short-term borrowings of $39,122 which were reclassified to long-term debt for financial statement purposes.

(1)--Amounts due banks from foreign subsidiaries represent borrowings under lines of credit borrowing arrangements which are reviewed annually for renewal.

(2)--The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by l2.

(3)--The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount outstanding during the period.

          SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION


                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                           (In thousands of dollars)
- ----------------------------------------------------------------------------

                COL. A                                  COL. B

                 ITEM                        Charged to Costs and Expenses
- ---------------------------------------------------------------------------

                                                Year Ended December 31
                                           1993          1992         1991
                                          -------       -------      -------
Maintenance and repairs                   $14,818       $15,335      $13,971
Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferrals                (1)           (1)          (1)
Taxes, other than payroll and
  income taxes:
    Real estate                              (1)           (1)          (1)
    Personal property                        (1)           (1)          (1)
Other                                        (1)           (1)          (1)
Royalties                                    (1)           (1)          (1)
Advertising costs                            (1)           (1)          (1)

Note (1)--Information omitted since amount is less than 1% of total sales and revenues.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
- -------          ------------------------------------------
 3(a)            Amended and Restated Articles of
                 Incorporation of The Lincoln Electric
                 Company filed herewith.

 3(b) Amended and Restated Code of Regulations of The Lincoln Electric Company (filed as Exhibit 3(b) to Form 10-K of The
                 Lincoln Electric Company for the year
                 ended December 31, 1987, SEC File No.
                 0-1402 and incorporated herein by
                 reference and made a part hereof).

 4(a)            Note Agreement dated November 20, 1991
                 between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to Form 10-K of The Lincoln
                 Electric Company for the year ended
                 December 31, 1991, SEC File No. 0-1402
                 and incorporated by reference and made a part hereof), as amended by letter dated
                 March 18, 1993; 8.98% Senior Note Due
                 November 26, 2003 (filed as Exhibit 4(b) to
                 Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993;
                 8.98% Senior Note Due November 26, 2003 (filed herewith).

 4(b)            Credit Agreement dated March 18, 1993 among the
                 Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent
                 (filed as Exhibit 4 (b) to Form 10-K of The
                 Lincoln Electric Company for the year ended
                 December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by Amendment No.1 to Credit Agreement dated November 19, 1993; 8.98%
                 Senior Note Due November 26, 2003 (filed herewith).

 9               Voting Trust Agreement of The Lincoln
                 Electric Company (filed as Exhibit 9 to
                 Form 10-K for the year ended December 31, 1988, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(a)            The Lincoln Electric Company 1988 Incentive
                 Equity Plan (filed as Exhibit 28 to the
                 Form S-8 Registration Statement of The
                 Lincoln Electric Company, SEC File No.
                 33-25209 and incorporated herein by reference and made a part hereof).

                         INDEX TO EXHIBITS -(Continued)


EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
- -------          ------------------------------------------
10(b)            Form of Indemnification Agreement (filed
                 as Exhibit A to The Lincoln Electric
                 Company 1987 Proxy Statement, SEC File
                 No. 0-1402 and incorporated herein by
                 reference and made a part hereof).

11 Statement regarding computation of earnings per share.

21               Subsidiaries of the Registrant.

23               Consents of Independent Auditors