Form 10-Q
period 1994-03-31
LINCOLN ELECTRIC CO
filed 1994-05-13
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For 3 Months Ended                  Commission File
March 31, 1994                      No. 0-1402



                          THE LINCOLN ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

State of Incorporation:                   I.R.S. Employer
Ohio                                      Ident. No:34-0359955



Shares of Common Stock Outstanding:  10,396,450

Shares of Class A Common Stock Outstanding:  499,840



Address of Principal Executive Offices:
22801 St. Clair Avenue
Cleveland, Ohio   44117

Registrant's Telephone Number:
(216) 481-8100



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
   -------       -------

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
            (Amounts in thousands of dollars except per share data)
                                  "UNAUDITED"
                                         Three months ended March 31
                                        ----------------------------
                                            1994             1993
                                         --------          --------
Net sales                                $210,525          $211,168

Cost of goods sold                        128,559           131,412
                                         --------          --------

Gross profit                               81,966            79,756

Distribution cost/selling, general
 & administrative expenses                 61,024            65,647
                                         --------          --------

Operating income                           20,942            14,109

Other income/(expense):
 Interest income                              293               441
 Other income                                 448               341
 Interest expense                           3,898             4,785
                                         --------          --------
Total other income/(expense)               (3,157)           (4,003)
                                         --------          --------

Income before income taxes and
 cumulative effect of accounting change    17,785            10,106

Provision for income taxes                  7,378             5,300
                                         --------          --------

Income before cumulative effect
 of accounting change                      10,407             4,806


Cumulative effect to January 1, 1993
 of change in method of accounting for
 income taxes (Note E)                                        2,468
                                         --------          --------
Net income                               $ 10,407          $  7,274
                                         ========          ========


Net income per share:
  Income before cumulative effect
   of accounting change                  $ 0.96            $ 0.44

  Cumulative effect to January 1, 1993
   of change in method of accounting
   for income taxes                                           .23
                                         ------            ------
  Net income                             $ 0.96            $ 0.67
                                         ======            ======

Dividends paid                           $ 0.18            $ 0.18

Average number of shares
  outstanding: (in 000's of shares)      10,896            10,805

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (in thousands of dollars)

                                          "Unaudited"
                                         March 31, 1994   December 31, 1993
                                         --------------   -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                 $ 24,307           $ 20,381
  Accounts receivable (less allowance
   for doubtful accounts of $6,433 in
   1994 and $6,258 in 1993)                  129,548            110,504

  Inventories:  (Note C)
   Raw materials and in-process               68,101             66,987
   Finished goods                             72,705             76,698
                                            ---------          --------
                                             140,806            143,685

  Deferred income taxes                       43,002             42,960
  Prepaid expenses                             4,775              3,241
  Other current assets                         5,465              4,937
                                            --------           --------
TOTAL CURRENT ASSETS                         347,903            325,708

OTHER ASSETS
 Notes receivable from employees               4,088              4,747
 Goodwill                                     39,891             39,732
 Other                                        17,518             19,665
                                            --------           --------
                                              61,497             64,144

PROPERTY, PLANT AND EQUIPMENT
Land                                          12,938             12,802
Buildings                                    114,580            113,927
Machinery, tools and equipment               288,175            279,933
                                            --------           --------
                                             415,693            406,662
Less allowances for depreciation
  and amortization                          (243,875)          (236,971)
                                            --------           --------
                                             171,818            169,691
                                            --------           --------



TOTAL ASSETS                                $581,218           $559,543
                                            ========           ========

                                          "Unaudited"
                                         March 31, 1994   December 31, 1993
                                         --------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Trade accounts payable                    $ 48,328           $ 43,471
  Notes payable to banks                      12,446             23,198
  Salaries, wages and amounts withheld        12,360             12,779
  Taxes, including income                     30,496             23,061
  Dividends payable                            1,998              1,959
  Current portion of long-term debt           10,185             10,200
  Accrued restructuring charges               29,478             29,618
  Other current liabilities (Note D)          44,838             31,569
                                            --------           --------
TOTAL CURRENT LIABILITIES                    190,129            175,855

Long-term debt, less current portion         211,022            216,915

Deferred taxes, long-term                      5,904              6,128

Other long-term liabilities                   11,076              9,221

Minority interest                              6,519              7,929

Shareholders' equity
 Common Stock                                  2,079              2,076
 Common Class A Capital Stock                    100                100
 Additional paid-in-capital                   23,197             22,926
 Retained earnings                           145,753            137,307
 Cumulative translation adjustments          (14,561)           (18,914)
                                            --------           --------
TOTAL SHAREHOLDERS' EQUITY                   156,568            143,495
                                            --------           --------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $581,218           $559,543
                                            ========           ========

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                                  "UNAUDITED"
                          (in thousands of dollars)
                                                      Three Months Ended
                                                            March 31
                                                    ----------------------
                                                      1994          1993
                                                    -------       --------
OPERATING ACTIVITIES
Net income                                          $10,407       $  7,274
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                       7,189          7,183
  Cumulative effect of accounting change                            (2,468)
  Employee stock ownership plan                         229            550
  Minority interest                                     121           (387)
Change in operating assets and liabilities
 net of effects from acquisitions:
 (Increase) in accounts receivable                  (15,482)       (17,180)
 Decrease in inventories                              5,099          8,232
 (Increase) in other current assets                  (1,093)        (2,662)
 Increase (decrease) in accounts payable              1,655         (4,965)
 Increase in other current liabilities               23,508         18,407
 Gross change in other noncurrent assets             (1,209)         2,734
 Gross change in other noncurrent liabilities          (562)           240
 Other-net                                              419         (2,568)
                                                    -------         ------
   NET CASH PROVIDED BY OPERATING ACTIVITIES         30,281         14,390

INVESTING ACTIVITIES
 Purchases of property, plant and equipment          (6,466)        (3,315)
 Proceeds from sale of property, plant and equipment    602            103
                                                     ------         ------
   NET CASH (USED) BY INVESTING ACTIVITIES           (5,864)        (3,212)

FINANCING ACTIVITIES
 Short-term borrowings-net                           (8,401)         1,364
 Repayment on short-term borrowings, maturities
  greater than three months                         (13,770)           (45)
 Proceeds on short-term borrowings, maturities
   greater than three months                         10,595          4,320
 Proceeds from long-term borrowings                 122,651        122,991
 Repayments on long-term borrowings                (129,435)      (132,236)
 Dividends paid                                      (1,959)        (1,941)
 Other                                                 (840)           228
                                                    -------        -------
   NET CASH (USED) BY FINANCING ACTIVITIES          (21,159)        (5,319)

Effect of exchange rate changes on cash and
 cash equivalents                                       668           (668)
                                                    -------        -------
   INCREASE IN CASH AND CASH EQUIVALENTS              3,926          5,191
Cash and cash equivalents at beginning of period     20,381         20,627
                                                    -------        -------

Cash and cash equivalents at end of period         $ 24,307       $ 25,818
                                                    =======        =======

Cash paid during the period: Interest              $  4,406       $  5,496
                             Income taxes          $  2,876       $  1,626

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "UNAUDITED"
 (all amounts are in thousands of dollars except earnings per share information)
March 31, 1994



NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and contain all the adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the period. Results of operations for any interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B - RECLASSIFICATIONS
Certain reclassifications have been made to amounts previously presented to conform with the current reporting presentations.

NOTE C - INVENTORY VALUATION
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE D - OTHER CURRENT LIABILITIES
The other current liabilities category includes provisions for possible year-end bonus, annuity expense, Employees' Stock Ownership Plan and contributions. These expenditures are wholly discretionary each year as determined by the Board of Directors

NOTE E - CHANGE IN THE METHOD OF ACCOUNTING FOR INCOME TAXES
Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The effect of the

  (all amounts are in thousands of dollars except earnings per share information)
March 31, 1994

NOTE E - CHANGE IN THE METHOD OF ACCOUNTING FOR INCOME TAXES (Continued) change on pretax income for the three months ended March 31, 1993 was not material; however, the cumulative effect of the change increased net income by $2,468 or $.23 per share.

Part 1 - Item 2

Management's Discussion of Financial Condition and Results
- - ----------------------------------------------------------
of Operations--(all dollar amounts are in thousands of dollars)
- - -------------

Net sales for the quarter ended March 31, 1994 were $210,500, compared to reported net sales of $211,200 for the comparable period in 1993. Net sales and operations for 1994 exclude the operations of the Company's German manufacturing subsidiary and two other manufacturing subsidiaries that were closed as part of the restructuring decisions that were reflected in the December 31, 1993 financial statements. Excluding the net sales of these entities from the quarter ended March 31, 1993, net sales for the first quarter of 1993 were approximately $186,400.

In the first quarter of 1994, domestic sales were up 19.3%, or $26,500, while sales of foreign companies, excluding the effects of restructured locations, decreased 2.5% over the same period in 1993. The domestic market is expected to remain strong throughout 1994, however, recovery of the foreign markets is not anticipated in 1994. Approximately 87% of the increase in domestic sales in the first quarter of 1994 was attributable to increases in volume and the remaining 13% was the result of price increases.

Gross profit increased to $82,000 (38.9% of sales) in the first quarter of 1994, as compared to $79,800 (37.8% of sales) for the same period in 1993. However, excluding the effects of the restructured locations, gross profit for the quarter ended March 31, 1993 was $71,600 (38.4% of sales). Domestically, gross profit increased 22.4% over 1993. The improvement in domestic gross profit was largely attributable to the sales volume increases as noted above, coupled with the effects of improved absorption of manufacturing costs and the relative stability of these costs relative to the price increases realized during 1994. However, these improvements were offset in the foreign markets by the effects of decreases in the sales volume of the non-U.S. operations.

Distribution cost/selling, general and administrative expenses were $61,000 (29.0% of sales) for the first quarter of 1994 and $65,700 (31.1% of sales) for the same period in 1993. Excluding expenses relating to restructured locations, distribution cost/selling, general and administrative expenses in the first quarter of 1993 were $55,000 (30.0% of sales). The maintenance of distribution cost/selling, general

Management's Discussion of Financial Condition and Results
- - ----------------------------------------------------------
of Operations--  Continued
- - --------------
  (all dollar amounts are in thousands of dollars)

and administrative expenses relative to sales volume evidences the Company's successful attempt to control costs in 1994.

Income taxes for the quarter ended March 31, 1994 were $7,400 on income before taxes and cumulative effects of accounting change of $17,800, compared to income taxes of $5,300 on similar income in 1993 of $10,100. The decrease in the effective tax rate is principally the result of the decrease in the amount of foreign losses without tax benefits and the increase in the percentage of U.S. source income.

Net income was $10,400 or $.96 per share for the quarter ended March 31, 1994 compared with $7,300 or $.67 per share for the comparable period in 1993. Net income for the first quarter 1993 benefited from the cumulative effect of a change in the method of accounting for income taxes, which increased net income $2,468 or $.23 per share.

Liquidity and Capital Resources
- - -------------------------------

The Company's cash flows for the quarters ended March 31, 1994 and 1993 are presented in the consolidated statements of cash flows. Cash provided from operating activities for the quarter ended March 31, 1994 amounted to $30,300 compared to $14,400 for the comparable period in 1993. Cash flows from operations for 1994 were used primarily for net capital expenditures of $5,900, net debt repayments of $18,400 and the payment of dividends in the amount of $2,000 with the balance increasing the amount of cash and cash equivalents at March 31, 1994.

Total debt at March 31, 1994 was $233,700 compared to $250,300 at December 31, 1993. At March 31, 1994 debt was 60% of total capitalization (shareholders' equity and debt) compared with 64% at year-end 1993. The improvement in the ratio of debt to total capitalization was the result of the reduction in debt and the increase in shareholders' equity as a result of the earnings for the quarter, net of dividend payments, and the change in the cumulative translation adjustments in shareholders' equity.

The ratio of current assets to current liabilities was 1.8 at the end of the first quarter of 1994, compared to 1.9 at the prior year-end which reflects a satisfactory liquidity position.

The Company's Credit Agreement and 8.98% Senior Note Agreement contain various financial covenants that place limitations on the payments of dividends, the purchase of unrestricted stock, capital expenditures, and the incurrence of additional indebtedness. While the operating losses for 1993 and 1992 have placed constraints on the Company's financial flexibility, the Company is in compliance with the financial covenants of the agreements and management believes that the Company will continue to meet such covenants throughout 1994. Management believes that the current financing arrangement and cash flows generated from operations will provide adequate funds to support the operations of the Company and

Management's Discussion of Financial Condition and Results
- - ----------------------------------------------------------
of Operations--  Continued
- - --------------
  (all dollar amounts are in thousands of dollars)

satisfy both its capital requirements and regular dividend practices throughout the term of the Credit Agreement. The Company reviews its dividend on a quarterly basis and makes determinations annually during the fourth quarter as to any possible employee incentive bonus and extra dividend. Each of the latter amounts may have material impact on the short-term liquidity and capital resources of the Company.

Part II - Other Information

Item 1. Legal proceedings -- No change.

Item 2. Changes in Securities -- No change.

Item 3. Defaults Upon Senior Securities -- None.

Item 4. Submission of Matter to a vote of Security Holdings -- None.

Item 5. Other Information -- None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              The following Exhibits are being re-filed in order to update previously filed SEC exhibits of record.

              Exhibit Reference No.
              ---------------------

                           3(b) Amended and Restated Code of Regulations of The Lincoln Electric Company.

                          10(b)  Form of Indemnification Agreement.

         (b)  Reports on Form 8K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LINCOLN ELECTRIC COMPANY



/s/ Jay Elliott                              /s/ Graham A. Peters
- - ------------------------                     --------------------
Jay Elliott                                  Graham A. Peters
Chief Financial Officer                      Corporate Controller
  and Treasurer

May 13, 1994                                 May 13, 1994