Form 10-Q
period 1994-06-30
LINCOLN ELECTRIC CO
filed 1994-08-08
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q





                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For 6 Months Ended                        Commission File
June 30, 1994                             No. 0-1402





                          THE LINCOLN ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

State of Incorporation:                   I.R.S. Employer
Ohio                                      Ident. No: 34-0359955





Shares of Common Stock Outstanding:  10,514,324

Shares of Class A Common Stock Outstanding:  499,840



Address of Principal Executive Offices:
22801 St. Clair Avenue
Cleveland, Ohio   44117

Registrant's Telephone Number:
(216) 481-8100





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
   ------        ------

              STATEMENTS OF CONSOLIDATED OPERATIONS - "UNAUDITED"
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                (In thousands of dollars except per share data)



                             Quarter ended June 30    Six months ended June 30
                             ---------------------    ------------------------
                                1994      1993            1994        1993
                             --------   --------        --------    --------

Net sales                      $234,173   $215,441       $444,698   $426,609

Cost of goods sold              143,857    136,026        272,416    267,438
                               --------   --------       --------   --------

Gross profit                     90,316     79,415        172,282    159,171

Distribution cost/selling,
 general & administrative
 expenses                        65,818     68,959        126,842    134,606
                               --------   --------       --------   --------

Operating income                 24,498     10,456         45,440     24,565

Other income/(expense):
 Interest income                    299        473            592        914
 Other income                       809        796          1,257      1,137
 Interest expense                (4,112)    (4,558)        (8,010)    (9,343)
                               --------   --------       --------   --------
Total other income/(expense)     (3,004)    (3,289)        (6,161)    (7,292)
                               --------   --------       --------   --------

Income before income taxes
 and cumulative effect of
 accounting change               21,494      7,167         39,279     17,273

Provision for income taxes        9,187      6,172         16,565     11,472
                               --------   --------       --------   --------
Income before cumulative
 effect of accounting change     12,307        995         22,714      5,801


Cumulative effect to
 January 1, 1993 of change
 in method of accounting for
 income taxes (Note E)                                                 2,468
                               --------   --------       --------   --------

Net income                     $ 12,307   $    995       $ 22,714   $  8,269
                               ========   ========       ========   ========

Net income per share:
  Income before cumulative
   effect of accounting
   change                      $   1.12   $   0.09       $   2.08   $   0.53

  Cumulative effect to
   January 1, 1993 of change
   in method of accounting
   for income taxes                                                     0.23
                               --------   --------       --------   --------

Net income                     $   1.12   $   0.09       $   2.08   $   0.76
                               ========   ========       ========   ========

Dividends paid per share       $   0.18   $   0.18       $   0.36   $   0.36
                               ========   ========       ========   ========

Average number of shares
  outstanding: (000's)           10,963     10,827         10,932     10,818
                                 ======     ======         ======     ======

See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)

                                           "Unaudited"
                                          June 30, 1994   December 31, 1993
                                         --------------   -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                 $ 23,565           $ 20,381
  Accounts receivable (less allowance
   for doubtful accounts of $6,815 in
   1994 and $6,258 in 1993)                  133,556            110,504

  Inventories:  (Note C)
   Raw materials and in-process               67,179             66,987
   Finished goods                             77,389             76,698
                                            --------           --------
                                             144,568            143,685

  Deferred income taxes                       42,606             42,960
  Prepaid expenses                             3,638              3,241
  Other current assets                         7,144              4,937
                                            --------           --------
TOTAL CURRENT ASSETS                         355,077            325,708

OTHER ASSETS
 Notes receivable from employees               3,615              4,747
 Goodwill                                     39,983             39,732
 Other                                        21,796             19,665
                                            --------           --------
                                              65,394             64,144

PROPERTY, PLANT AND EQUIPMENT
 Land                                         13,200             12,802
 Buildings                                   116,433            113,927
 Machinery, tools and equipment              296,383            279,933
                                            --------           --------
                                             426,016            406,662
Less allowances for depreciation
  and amortization                          (250,829)          (236,971)
                                            --------           --------
                                             175,187            169,691
                                            --------           --------





TOTAL ASSETS                                $595,658           $559,543
                                            ========           ========

                                           "Unaudited"
                                          June 30, 1994   December 31, 1993
                                         --------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Trade accounts payable                    $ 49,580           $ 43,471
  Notes payable to banks                      10,896             23,198
  Salaries, wages and amounts withheld        10,224             12,779
  Taxes, including income                     40,961             23,061
  Dividends payable                            2,007              1,959
  Current portion of long-term debt            9,902             10,200
  Accrued restructuring charges               23,320             29,618
  Other current liabilities (Note D)          55,773             31,569
                                            --------           --------
TOTAL CURRENT LIABILITIES                    202,663            175,855

Long-term debt, less current portion         190,649            216,915

Deferred taxes, long-term                      5,735              6,128

Other long-term liabilities                   17,111              9,221

Minority interest                              6,631              7,929

Shareholders' equity
 Common Stock                                  2,103              2,076
 Common Class A Capital Stock                    100                100
 Additional paid-in-capital                   24,799             22,926
 Retained earnings                           156,077            137,307
 Cumulative translation adjustments          (10,210)           (18,914)
                                            --------           --------

                                             172,869            143,495
                                            --------           --------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $595,658           $559,543
                                            ========           ========




See notes to consolidated financial statements.

              STATEMENTS OF CONSOLIDATED CASH FLOWS - "UNAUDITED"
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)

                                                       Six Months Ended
                                                            June 30
                                                    ----------------------
                                                      1994           1993
                                                    -------       --------
OPERATING ACTIVITIES
Net income                                         $ 22,714       $  8,269
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                      12,914         14,456
  Cumulative effect of accounting change                            (2,468)
  Employee stock ownership plan                                      1,100
  Minority interest                                     234           (438)
Change in operating assets and liabilities:
 (Increase) in accounts receivable                  (19,851)       (15,727)
 Decrease in inventories                              2,948          9,651
 (Increase) decrease in other current assets          2,755         (7,270)
 Increase (decrease) in accounts payable              4,189         (4,095)
 Increase in other current liabilities               34,125         21,939
 Gross change in other noncurrent assets             (1,182)         5,228
 Gross change in other noncurrent liabilities          (706)         1,705
 Other-net                                               60          4,405
                                                    -------        -------

   NET CASH PROVIDED BY OPERATING ACTIVITIES         58,200         36,755

INVESTING ACTIVITIES
 Purchases of property, plant and equipment         (13,375)        (6,600)
 Proceeds from sale of property, plant and equipment  1,273          1,814
 Acquisition of minority interest                                   (8,518)
                                                    -------        -------

   NET CASH (USED) BY INVESTING ACTIVITIES          (12,102)       (13,304)

FINANCING ACTIVITIES
 Short-term borrowings-net                             (316)        38,846
 Repayment on short-term borrowings, maturities
  greater than three months                         (26,698)       (20,423)
 Proceeds on short-term borrowings, maturities
   greater than three months                         13,801
 Proceeds from long-term borrowings                 183,765        367,026
 Repayments on long-term borrowings                (213,017)      (411,568)
 Dividends paid                                      (3,920)        (3,882)
 Other                                                1,323          1,093
                                                    -------        -------

NET CASH (USED) BY FINANCING ACTIVITIES             (45,062)       (28,908)

Effect of exchange rate changes on cash and
 cash equivalents                                     2,148           (958)
                                                    -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,184         (6,415)

Cash and cash equivalents at beginning of period     20,381         20,627
                                                    -------        -------

Cash and cash equivalents at end of period         $ 23,565       $ 14,212
                                                    =======        =======

Cash paid during the period: Interest              $  8,184       $ 11,258
                             Income taxes          $  4,434       $  6,022



See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "UNAUDITED"
 (In thousands of dollars except per share data)
June 30, 1994



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and contain the adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Results of operations for any interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income for the six months ended June 30, 1993 was not material; however, the cumulative effect of the change increased net income by $2,468 or $.23 per share.

Part 1 - Item 2
Management's Discussion of Financial Condition and Results of Operations
- - ------------------------------------------------------------------------
  (In thousands of dollars except per share data)

Net sales for the quarter ended June 30, 1994 were $234,200, or 8.7%, higher than the $215,400 reported for the similar prior year period. For the first six months of 1994, net sales were $444,700, or 4.2%, higher than the $426,600 net sales reported for the prior year's six-month period.

Domestic net sales were up 17.3%, or $23,400, for the second quarter of 1994, and 18.0%, or $47,300, for the first six months of 1994 compared to the similar periods in 1993. The domestic market is expected to remain strong throughout 1994. At the end of 1993, the Company closed certain foreign manufacturing facilities, principally in Germany and South America, which affects the comparability between the periods. While the sales of these facilities are absent in 1994, a portion of these sales were transferred to other manufacturing facilities of the Company. For the second quarter of 1994, foreign net sales were down 5.9%, or $4,600, and for the first six months of 1994, were down 17.8%, or $29,200, compared to the similar periods in 1993. While foreign markets have shown modest improvement, sales remain depressed which continues to affect the profitability of the Company's foreign operations.

Gross profit was $90,300 (38.6% of sales) in the second quarter of 1994, as compared with $79,400 (36.9% of sales) for the same period in 1993. Gross profit for the first six months of 1994 was $172,300 (38.7% of sales) as compared with $159,200 (37.3% of sales) for the similar period in 1993. Improvement in gross profit was largely attributable to the domestic sales volume increases, coupled with the effects of improved absorption of manufacturing costs and the relative stability of these costs in relation to the price increases realized during 1994. In addition, overall gross profit was enhanced by the effects of improved efficiencies of foreign operations and manufacturing facility closings at the end of 1993.

Distribution cost/selling, general and administrative expenses were $65,800 (28.1% of sales) for the second quarter of 1994 and $69,000 (32.0% of sales) for the same period in 1993. For the six months ended June 30, 1994, distribution cost/selling, general and administrative expenses were $126,800 (28.5% of sales) compared to $134,600 (31.6% of sales) for the similar period in 1993. The decrease of distribution cost/selling, general and administrative expenses in relation to sales volume evidences the effect of prior year's restructuring.

Operating income increased to $24,500 (10.5% of sales) in the second quarter of 1994, as compared with $10,500 (4.9% of sales) for the prior period. For the six months ended June 30, 1994, operating income was $45,400 (10.2% of sales) as compared with $24,600 (5.8% of sales) for the comparable year-ago period.

Income taxes for the quarter ended June 30, 1994 were $9,200 on income before income taxes of $21,500, compared with income taxes of $6,200 on similar income in 1993 of $7,200. For the six months ended June 30, 1994, income taxes were $16,600 on income before income taxes of $39,300, compared with $11,500 on income before income taxes and cumulative effect of accounting change of $17,300 for the comparable prior period of 1993. The decrease in the effective tax rate is principally the result of the decrease in the amount of foreign losses without tax benefits made possible by the prior year's restructuring.

Net income increased to $12,300, or $1.12 per share, for the quarter ended June 30, 1994 as compared with $1,000, or $.09 per share, for the prior year period. Net income for the first six months of 1994 was $22,700, or $2.08 per share, as compared with $5,800, or $.53 per share, for the comparable year-ago period, excluding the cumulative effect of accounting change of $2,468, or $.23 per share, reported in 1993.

Liquidity and Capital Resources
- - -------------------------------
The Company's cash flows for the six months ended June 30, 1994 and 1993 are presented in the consolidated statements of cash flows. Cash provided from operating activities for the six months ended June 30, 1994 amounted to $58,200 compared to $36,800 for the

Management's Discussion of Financial Condition and Results of Operations--
- - ------------------------------------------------------------------------
Continued
  (In thousands of dollars)

comparable period in 1993. Cash flows from operations for 1994 were used primarily for net capital expenditures of $13,400, net debt repayments of $42,500 and the payment of dividends in the amount of $3,900 with the balance increasing the amount of cash and cash equivalents at June 30, 1994.

Total debt at June 30, 1994 was $211,500 compared to $250,300 at December 31, 1993. At June 30, 1994 debt was 55% of total capitalization (shareholders' equity and debt) compared with 64% at year-end 1993. The improvement in the ratio of debt to total capitalization was the result of the reduction in debt and the increase in shareholders' equity as a result of the earnings for the six-month period ended June 30, 1994 and the cyclical nature of the Company's cash requirements. The payment of incentive bonuses at the end of 1994 will affect the debt-to-equity ratio.

The ratio of current assets to current liabilities was 1.8 at the end of the second quarter of 1994, compared to 1.9 at the prior year-end which reflects a satisfactory liquidity position.

The Company's Credit Agreement and 8.98% Senior Note Agreement contain various financial covenants that place limitations on the payments of dividends, the purchase of unrestricted stock, capital expenditures, and the incurrence of additional indebtedness. While the losses for 1993 and 1992 have placed constraints on the Company's financial flexibility, the Company is in compliance with the financial covenants of the agreements and management believes that the Company will continue to meet such covenants throughout 1994. Management believes that the current financing arrangement and cash flows generated from operations will provide adequate funds to support the operations of the Company and satisfy both its capital requirements and operating needs throughout the term of the Credit Agreement. The Company reviews its dividend on a quarterly basis.

Part II - Other Information

Item 1. Legal proceedings -- No change.

Item 2. Changes in Securities -- No change.

Item 3. Defaults Upon Senior Securities -- None.

Item 4. Submission of Matter to a vote of Security Holdings:

        (a) The Annual Meeting was held on May 24, 1994.

        (b) The following were elected Directors at the meeting:

             For term ending in 1997:
               Donald F. Hastings
               Hugh L. Libby
               David C. Lincoln
               G. Russell Lincoln
               Henry L. Meyer III
               Frank L. Steingass


Item 5. Other Information -- None.

Item 6. Exhibits and Reports on Form 8-K -- None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE LINCOLN ELECTRIC COMPANY





/s/ Jay Elliott                              /s/ Graham A. Peters
- - --------------------------                   -----------------------
Jay Elliott                                  Graham A. Peters
Chief Financial Officer,                     Corporate Controller
  Treasurer and Acting Secretary


August 8, 1994                               August 8, 1994