Form 10-Q
period 1994-09-30
LINCOLN ELECTRIC CO
filed 1994-11-14
CIK 59527

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  Form 10-Q





                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For 9 Months Ended                        Commission File
September 30, 1994                        No. 0-1402





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


Yes   X       No
    -----        -----

                                        STATEMENTS OF CONSOLIDATED OPERATIONS - "UNAUDITED"
                                           THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                                          (In thousands of dollars except per share data)


                                     Quarter Ended            Nine Months Ended
                                      September 30              September 30
                                   -------------------       -------------------
                                     1994       1993           1994       1993
                                   --------   --------       --------   -------
Net sales                          $230,752   $209,173       $675,450   $635,782

Cost of goods sold                  140,848    128,873        413,264    396,311
                                   --------   --------       --------   --------

Gross profit                         89,904     80,300        262,186    239,471

Distribution cost/selling,
 general & administrative
 expenses                            66,470     66,601        193,312    201,207
                                    -------    -------        -------   --------

Operating income                     23,434     13,699         68,874     38,264

Other income/(expense):
 Interest income                        414        399          1,006      1,313
 Other income                         1,455        313          2,712      1,450
 Interest expense                    (3,804)    (3,952)       (11,814)   (13,295)
                                     ------     ------        -------    -------
Total other income/(expense)         (1,935)    (3,240)        (8,096)   (10,532)
                                     ------     ------        -------    -------

Income before income taxes
 and cumulative effect of
 accounting change                   21,499     10,459         60,778     27,732

Provision for income taxes            9,830      6,753         26,395     18,225
                                     ------    -------        -------    -------

Income before cumulative
 effect of accounting change         11,669      3,706         34,383      9,507


Cumulative effect to
 January 1, 1993 of change
 in method of accounting for
 income taxes (Note E)                                                     2,468
                                   --------   --------       --------   --------

Net income                         $ 11,669   $  3,706       $ 34,383   $ 11,975
                                   ========   ========       ========   ========

Net income per share:
  Income before cumulative
   effect of accounting
   change                          $   1.06   $   0.34       $   3.14   $    .87

  Cumulative effect to
   January 1, 1993 of change
   in method of accounting
   for income taxes                                                         0.23
                                   --------   --------       --------   --------

Net income                         $   1.06   $   0.34       $   3.14   $   1.10
                                   ========   ========       ========   ========

Dividends paid per share           $   0.18   $   0.18       $   0.54   $   0.54
                                   ========   ========       ========   ========

Average number of shares
  outstanding: (000's)               11,014     10,892         10,957     10,844
                                     ======     ======         ======     ======

See notes to consolidated financial statements.

                                          STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                                           THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                                                     (In thousands of dollars)

                                           "Unaudited"
                                        SEPTEMBER 30, 1994   DECEMBER 31, 1993
                                        ------------------   -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                 $ 21,310           $ 20,381
  Accounts receivable (less allowance
   for doubtful accounts of $4,535 in
   1994 and $6,258 in 1993)                  134,331            110,504

  Inventories:  (Note C)
   Raw materials and in-process               72,234             66,987
   Finished goods                             81,483             76,698
                                            --------           --------
                                             153,717            143,685

  Deferred income taxes                       22,109             42,960
  Prepaid expenses                             2,264              3,241
  Other current assets                         6,841              4,937
                                            --------           --------
TOTAL CURRENT ASSETS                         340,572            325,708

OTHER ASSETS
 Notes receivable from employees               3,408              4,747
 Goodwill                                     39,871             39,732
 Other                                        21,995             19,665
                                            --------           --------
                                              65,274             64,144

PROPERTY, PLANT AND EQUIPMENT
Land                                          13,228             12,802
Buildings                                    117,848            113,927
Machinery, tools and equipment               305,475            279,933
                                            --------           --------
                                             436,551            406,662
Less allowances for depreciation
  and amortization                          (257,715)          (236,971)
                                            --------           --------
                                             178,836            169,691
                                            --------           --------





TOTAL ASSETS                                $584,682           $559,543
                                            ========           ========

                                           "Unaudited"
                                       SEPTEMBER 30, 1994  DECEMBER 31, 1993
                                       ------------------  -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Trade accounts payable                    $ 47,577           $ 43,471
  Notes payable to banks                      15,456             23,198
  Salaries, wages and amounts withheld        12,226             12,779
  Taxes, including income                     26,605             23,061
  Dividends payable                            1,995              1,959
  Current portion of long-term debt            1,772             10,200
  Accrued restructuring charges               14,039             29,618
  Other current liabilities (Note D)          71,994             31,569
                                            --------           --------
TOTAL CURRENT LIABILITIES                    191,664            175,855

Long-term debt, less current portion         179,198            216,915

Deferred taxes, long-term                      5,251              6,128

Other long-term liabilities                   18,395              9,221

Minority interest                              6,773              7,929

Shareholders' equity
 Common Stock                                  2,103              2,076
 Common Class A Capital Stock                    100                100
 Additional paid-in-capital                   24,799             22,926
 Retained earnings                           165,764            137,307
 Cumulative translation adjustments           (9,365)           (18,914)
                                            --------           --------

                                             183,401            143,495
                                            --------           --------





TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $584,682           $559,543
                                            ========           ========




See notes to consolidated financial statements.

                                        STATEMENTS OF CONSOLIDATED CASH FLOWS - "UNAUDITED"
                                           THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                                                     (In thousands of dollars)

                                                       Nine Months Ended
                                                         SEPTEMBER 30
                                                    ----------------------
                                                      1994           1993
                                                    -------       --------
OPERATING ACTIVITIES
Net income                                          $34,383       $ 11,975
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                      19,903         21,712
  Cumulative effect of accounting change                            (2,468)
  Provision (Benefit) for deferred income taxes      19,974           (487)
  Minority interest                                     364           (336)
Change in operating assets and liabilities:
 (Increase) in accounts receivable                  (19,962)       (14,874)
 (Increase) decrease in inventories                  (4,591)         7,199
 (Increase) in other current assets                  (1,018)       (12,601)
 Increase in accounts payable                         2,256            742
 Increase in other current liabilities               26,462         36,054
 Gross change in other noncurrent assets             (3,003)         7,446
 Gross change in other noncurrent liabilities         5,999          4,021
 Other-net                                            2,836            429
                                                    -------         ------

   NET CASH PROVIDED BY OPERATING ACTIVITIES         83,603         58,812

INVESTING ACTIVITIES
 Purchases of property, plant and equipment         (23,223)       (11,697)
 Proceeds from sale of property, plant and equipment  2,614          2,025
 Acquisition of minority interest                                   (8,518)
                                                    -------        -------

   NET CASH (USED) BY INVESTING ACTIVITIES          (20,609)       (18,190)

FINANCING ACTIVITIES
 Proceeds from the sale of common stock under the
   Employees' Stock Purchase Plan                     1,438            679
 Short-term borrowings-net                           (6,130)        33,181
 Repayment on short-term borrowings, maturities
  greater than three months                         (24,734)       (19,512)
 Proceeds on short-term borrowings, maturities
   greater than three months                         22,476
 Proceeds from long-term borrowings                 232,286         23,746
 Repayments on long-term borrowings                (282,378)       (69,032)
 Dividends paid                                      (5,903)        (5,832)
 Other                                                 (429)          (344)
                                                    --------       --------

NET CASH (USED) BY FINANCING ACTIVITIES             (63,374)       (37,114)

Effect of exchange rate changes on cash and
 cash equivalents                                     1,309         (1,275)
                                                    -------        -------

INCREASE IN CASH AND CASH EQUIVALENTS                   929          2,233

Cash and cash equivalents at beginning of period     20,381         20,627
                                                    -------        -------

Cash and cash equivalents at end of period         $ 21,310       $ 22,860
                                                    =======        =======

Cash paid during the period: Interest              $ 12,484       $ 15,281
                             Income taxes          $  5,107       $ 10,325


See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "UNAUDITED"
 (In thousands of dollars except per share data)
September 30, 1994



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and contain the adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Results of operations for any interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

NOTE D - OTHER CURRENT LIABILITIES

Other current liabilities includes provisions for anticipated year-end bonus, Employees' Stock Ownership Plan and contributions. These expenditures are discretionary each year as determined by the Board of Directors

NOTE E - CHANGE IN THE METHOD OF ACCOUNTING FOR INCOME TAXES

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

As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pretax income for the nine months ended September 30, 1993 was not material; however, the cumulative effect of the change increased net income by $2,468 or $.23 per share.

Part 1 - Item 2
MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  (In thousands of dollars except per share data)

Net sales for the quarter ended September 30, 1994 were $230,800 or 10.3%, higher than the $209,200 reported for the similar prior year period. For the first nine months of 1994, net sales were $675,500, or 6.2%, higher than the $635,800 net sales reported for the prior year's nine-month period.

Domestic net sales were up 17.3%, or $25,000, for the third quarter of 1994, and 17.7%, or $72,300, for the first nine months of 1994 compared to the similar periods in 1993. The domestic market is expected to continue its positive growth throughout the remainder of the year. The Company's foreign markets experienced a decrease of 5.3%, or $3,400, in net sales for the third quarter of 1994 compared to the similar period in 1993 and for the first nine months of 1994, net sales were down 14.3%, or $32,600, compared to the prior year's similar nine month period. The decline in foreign sales is the direct result of the closing of certain manufacturing facilities, principally in Germany and South America at the end of 1993. Although a portion of these sales were absorbed by other foreign manufacturing facilities, the comparability between periods has been affected. Overall operating results for the nine months of 1994 have been positively impacted by the Company's 1993 decision to close several manufacturing facilities in an effort to reduce foreign operating losses. Management anticipates that these effects will continue throughout the remainder of 1994.

Gross profit was $89,900 (39.0% of sales) in the third quarter of 1994, as compared with $80,300 (38.4% of sales) for the same period in 1993. Gross profit for the first nine months of 1994 was $262,200 (38.8% of sales) as compared with $239,500 (37.7% of sales) for the similar period in 1993. Improvement in gross profit was largely attributable to the domestic sales volume increases, coupled with the effects of improved absorption of manufacturing costs and the relative stability of these costs in relation to the price increases realized during 1994. In addition, overall gross profit was enhanced by the effects of improved efficiencies of foreign operations and manufacturing facility closings at the end of 1993.

Distribution cost/selling, general and administrative expenses were $66,500 (28.8% of sales) for the third quarter of 1994 and $66,600 (31.8% of sales) for the same period in 1993. For the nine months ended September 30, 1994, distribution cost/selling, general and administrative expenses were $193,300 (28.6% of sales) compared to $201,200 (31.6% of sales) for the similar period in 1993. The decrease of distribution cost/selling, general and administrative expenses in relation to sales volume evidences the effect of prior year's restructuring and management's measures in the current year to control operating costs throughout its foreign operations.

Operating income increased to $23,400 (10.1% of sales) in the third quarter of 1994, as compared with $13,700 (6.5% of sales) for the prior period. For the nine months ended September 30, 1994, operating income was $68,900 (10.2% of sales) as compared with $38,300 (6.0% of sales) for the comparable prior year period.

Income taxes for the quarter ended September 30, 1994 were $9,800 on income before income taxes of $21,500, compared with income taxes of $6,800 on similar income in 1993 of $10,500. For the nine months ended September 30, 1994, income taxes were $26,400 on income before income taxes of $60,800, compared with $18,200 on income before income taxes and cumulative effect of accounting change of $27,700 for the comparable prior period of 1993. The decrease in the effective tax rate is principally the result of the decrease in the amount of foreign losses without tax benefits made possible by the prior year's restructuring.

Net income increased to $11,700, or $1.06 per share, for the quarter ended September 30, 1994 as compared with $3,700, or $.34 per share, for the prior year period. Net income for the first nine months of 1994 was $34,400, or $3.14 per share, as compared with $9,500, or $.87 per share, for the comparable year-ago period, excluding the cumulative effect of accounting change of $2,500, or $.23 per share, reported in 1993.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--
  Continued (In thousands of dollars)

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash flows for the nine months ended September 30, 1994 and 1993 are presented in the consolidated statements of cash flows. Cash provided from operating activities for the nine months ended September 30, 1994 amounted to $83,600 compared to $58,800 for the comparable period in 1993. Cash flows from operations for 1994 were used primarily for net capital expenditures of $20,600, net debt repayments of $58,500 and the payment of dividends in the amount of $5,900. These uses of cash offset by the proceeds from other financing activities and positive translation effects resulted in an increase in cash and cash equivalents to $21,300 at September 30, 1994 compared to $20,400 at December 31, 1993.

Total debt at September 30, 1994 was $196,400 compared to $250,300 at December 31, 1993. At September 30, 1994, debt was 52% of total capitalization (shareholders' equity and debt) compared with 64% at year-end 1993. The improvement in the ratio of debt to total capitalization was the result of the reduction in debt and the increase in shareholders' equity as a result of the earnings for the nine-month period ended September 30, 1994 and the cyclical nature of the Company's cash requirements. Management points out, however, that the payment of incentive bonuses at the end of 1994 will result in an increase in the debt-to-equity ratio as compared to the ratio at September 30, 1994.

The ratio of current assets to current liabilities was 1.8 at the end of the third quarter of 1994, compared to 1.9 at the prior year-end which reflects a satisfactory liquidity position.

On October 31, 1994, the Company's Credit Agreement and 8.98% Senior Note Agreement were amended. The Amendment, which permits an accounts receivable financing agreement up to $50 million, extended the due date of the credit facility to October 1, 1997 and modified certain of the terms (interest and commitment fees) and financial covenants. The Company's borrowing capacity under the Credit Agreement was $230,000 but on October 31, 1994, the Company elected to reduce the capacity to $200,000.

The Company's amended credit facility and 8.98% Senior Note Agreement contain various financial covenants that place limitations on the payments of dividends, the purchase of unrestricted stock, capital expenditures, and the incurrence of additional indebtedness. While the losses for 1993 and 1992 have placed constraints on the Company's financial flexibility, the Company is in compliance with the financial covenants of the agreements and management believes that the Company will continue to meet such covenants. Management believes that the current financing arrangement and cash flows generated from operations will provide adequate funds to support the operations of the Company and satisfy both its capital requirements and operating needs throughout the term of the Credit Agreement. The Company reviews its dividend on a quarterly basis.

Part II - Other Information

Item 1. Legal proceedings -- No change.

Item 2. Changes in Securities -- No change.

Item 3. Defaults Upon Senior Securities -- None.

Item 4. Submission of Matter to a vote of Security Holdings -- None.

Item 5. Other Information -- None.

Item 6. Exhibits and Reports on Form 8-K:

        Exhibit No.                   Description
        -----------     ----------------------------------------------------
             4(a)       Note Agreement dated November 20, 1991 between
                        The Prudential Insurance Company of America and the
                        Company (filed as Exhibit 4 to Form 10-K of The Lincoln
                        Electric Company for the year ended December 31, 1991,
                        SEC File No. 0-1402 and incorporated by reference and made a part hereof); as amended by letter dated March
                        18, 1993; 8.98% Senior Note Due November 26, 2003
                        (filed as Exhibit 4(b) to Form 10-K of The Lincoln
                        Electric Company for the year ended December 31, 1992,
                        SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric
                        Company for the year ended December 31, 1993, SEC File
                        No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of October 31, 1994 (filed herewith).

             4(b) Credit Agreement dated March 18, 1993 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by Amendment No. 1 to Credit Agreement dated November 19, 1993 (filed as Exhibit 4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by Amendment No. 2 to Credit Agreement dated October 31, 1994 (filed herewith).


             27         Financial Data Schedule





                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE LINCOLN ELECTRIC COMPANY





/s/ Jay Elliott                              /s/ Graham A. Peters
- ----------------------------                 -----------------------------
Jay Elliott                                  Graham A. Peters
Vice President, Chief Financial              Corporate Controller
 Officer, Treasurer and Acting
 Secretary


November 14, 1994                            November 14, 1994