Form 10-K
LINCOLN ELECTRIC CO
filed 1995-03-31
CIK 59527

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1994               COMMISSION FILE NUMBER 0-1402

                          THE LINCOLN ELECTRIC COMPANY
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
                   ------------------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                                   34-0359955
                   ------------------------------------------
                                (I.R.S. Employer
                              Identification No.)

                     22801 St. Clair Ave., Cleveland, Ohio
                   ------------------------------------------
                    (Address of principal executive offices)

                                     44117
                   ------------------------------------------
                                   (Zip Code)

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

     The aggregate market value of the voting common stock held by non-affiliates as of February 15, 1995 was $131,480,925. (Affiliates, for this purpose, have been deemed to be Directors of the Company, certain significant shareholders and employees participating in the Employees' Stock Purchase Plan and Employee Stock Ownership Plan).

     The number of shares outstanding of the issuer's classes of common stock as of February 15, 1995 was as follows:

                Common Stock, without par value                    10,514,324
                Class A Common Stock, without par value               499,840
                                                                   ----------
                     Total outstanding shares                      11,014,164
                                                                   ==========

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 23, 1995 are hereby incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1.  BUSINESS

     As used in Item 1 of this report, the term "Company", except as otherwise indicated by the context, means The Lincoln Electric Company and its subsidiaries. The Lincoln Electric Company was incorporated under the laws of the State of Ohio in 1906. The Company is a full-line manufacturer of welding products and integral horsepower industrial electric motors. Welding products include arc welding machines, power sources, automated wire feeding systems and arc welding consumable electrodes. The Company also sells industrial gases, regulators and torches used in oxy-fuel welding and cutting. Sales of arc welding and other welding products accounted for 93% of the Company's net sales in 1994.

     The arc welding machines, power sources and automated wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated machines for robotic applications, high production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes, (2) solid electrodes produced in coil form for continuous feeding in mechanized welding, and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding. The integral horsepower electric motors manufactured by the Company range in size from 1/3 to 1,250 horsepower.

     The Company's products are sold in both domestic and international markets. In the domestic market, they are sold directly by the Company's own sales organization as well as by distributors. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of international direct sales distributors, agents and dealers that operate in more than eighty-six countries. The Company has manufacturing facilities located in the United States, Australia, Canada, Mexico, England, France, Ireland, Italy, The Netherlands, Norway and Spain. See Note G to the consolidated financial statements with respect to geographic area information.

     The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company's business is not seasonal.

     Conditions in the arc welding industry are highly competitive. The Company believes that it is one of the largest manufacturers of consumables and machinery in a field of three or four major domestic competitors and numerous smaller competitors covering the industry. The Company continues to pursue strategies to heighten its competitiveness in international markets. Competition in the electric arc welding industry is on the basis of price, brand preference, product quality and performance, warranty, delivery, service and technical support. All of these factors have contributed to the Company's position as one of the leaders in the industry.

     Virtually all of the Company's products may be classified as standard commercial articles and are manufactured for stock. The Company believes its products are unique because of its highly trained technical sales force and the support of its welding research and development staff which allow it to uniquely assist the consumers of its products in solving their welding application problems. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users in which the Company guarantees that the user will save money in its manufacturing process when it utilizes the Company's products. This allows the Company to introduce its products to new users and to establish and maintain very close relationships with the consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad breadth of the Company's products, is an important element of the Company's market success and a valuable asset of the Company.

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

     The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located.

     Research activities relating to the development of new products and the improvement of existing products in 1994 were all Company-sponsored. These activities were primarily related to the development of new products utilizing the latest electronic technology. The number of professional employees engaged full-time in these research activities was 113. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

     The number of persons employed by the Company worldwide at December 31, 1994 was 5,693. Effects of plant closures have reduced worldwide employment levels in 1994. Refer to Note C to the consolidated financial statements with respect to restructuring activities.

     The table below sets forth consolidated net sales by product line for the most recent three years:

                                                       1994         1993         1992
                                                     --------     --------     --------
                                                         (IN THOUSANDS OF DOLLARS)
        Arc Welding and Other Welding Products.....  $843,643     $795,072     $816,389
                                                          93%          94%          96%
        All Other..................................    62,961       50,927       36,618
                                                           7%           6%           4%
                                                     --------     --------     --------
                                                     $906,604     $845,999     $853,007
                                                     ========     ========     ========

Item 2.  PROPERTIES

     The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 230 acres, of which present manufacturing facilities comprise an area of approximately 2,658,410 square feet. While current utilization of existing facilities is high, the Company is adding capacity as necessary.

     In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States plus 12 manufacturing locations in 10 foreign countries, the locations of which are as follows:

Unites States:        Gainesville, Georgia; Monterey Park, California.
Australia:            Sydney.
Canada:               Toronto.
England:              Sheffield.
France:               Grand-Quevilly
Ireland:              Rathnew.
Italy:                Pianoro; Milano.
Mexico:               Mexico City.
Netherlands:          Nijmegen.
Norway:               Skjelland; Stavern.
Spain:                Barcelona.

     Manufacturing facilities located in Germany, Venezuela, Japan and Brazil were closed in early 1994 under the Company's restructuring program.

     All property relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities is owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to leases. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 1994, $7.9 million of indebtedness was secured by property, plant and equipment.

Item 3.  LEGAL PROCEEDINGS

     The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, employment-related actions, product liability claims, and health, safety and environmental claims. Included in such proceedings are the cases summarily described below, in which claimants seek recovery for injuries allegedly resulting from exposure to fumes and gases in the welding environment.

     The Company is a co-defendant in eighteen cases alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Two similar cases have been tried, both to defense verdicts.

     The Company is also a defendant in one case, and one of several co-defendants in three other cases, alleging that exposure to welding fumes generally impaired the respiratory system of the plaintiffs. The plaintiffs seek compensatory and punitive damages, in most cases for unspecified sums. During the preceding five years, thirty-eight similar cases have resulted in ten voluntary dismissals, seven defense verdicts or summary judgments and twenty-one settlements for immaterial amounts.

     Claims pending against the Company alleging asbestos induced illness total nine thousand seven hundred fifty-eight (9,758); in each instance, the Company is one of a large number of defendants. Approximately (4,416) of these asbestos claims are pending in Orange County, Texas and a motion to certify a class action, which is being contested vigorously, is pending. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Twenty cases have been tried, all to defense verdicts. Voluntary dismissals on such claims total fourteen thousand one hundred sixty-eight (14,168); summary judgments for the defense total fifty-nine.

     The Company, together with the hundreds of other co-defendants, is a defendant in state court in Morris County, Texas, in litigation on behalf of three thousand forty-two (3,042) claimants, all prior employees of a local pipe fabricator, alleging that occupational exposures caused a wide variety of illnesses. The plaintiffs seek compensatory and punitive damages of unspecified sums.

     The Company bears the costs of defending those of its product liability cases arising and filed after 1990. In many cases where there are multiple defendants, cost sharing efficiencies are arranged. Subject to the Company's per claim retention under its insurance coverage, the Company has tendered the manganese, fume, asbestos and Morris County, Texas cases to its insurance carrier which has accepted such tender for all situations except those where liability would result solely from asbestos; no such situations have arisen to date.

     The Company believes that resolution of the pending cases referred to above, individually or in the aggregate, will not have a material effect upon the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     The Company's Common Stock is traded on the over-the-counter market. The number of record holders of Common Stock at December 31, 1994 was 2,545.

     There is no public trading market for Class A Common Stock, which has only been issued to the Company's Employee Stock Ownership Plan.

     Quarterly high and low stock prices, based on end of month quotes, and dividends paid for the last two years were:

                                                 1994                                 1993
                                     -----------------------------     -----------------------------------
                                                 CASH                                 CASH
                                        BID PRICE*       DIVIDENDS            BID PRICE*         DIVIDENDS
                                     ----------------    ---------     ----------------------    ---------
           QUARTER ENDED              HIGH      LOW        PAID          HIGH          LOW         PAID
-----------------------------------  ------    ------    ---------     ---------    ---------    ---------
March 31...........................  $18.25    $17.25      $ .18        $  21.00     $  19.20      $ .18
June 30............................   27.25     18.75        .18           20.50        19.20        .18
September 30.......................   35.50     30.00        .18           20.50        17.00        .18
December 31........................   39.00     34.50        .20**         18.00        16.25        .18

---------------

 * Source: Ohio Dealers' Data Service

** Includes special dividend of $.02 per share.

     Future dividends, which are subject to limitations under the Credit Agreement and the Senior Note Agreement, will be based on financial performance of the Company (see Note D to the consolidated financial statements for a further description of these limitations.)

Item 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------
                                        1994         1993         1992         1991         1990
                                      --------     --------     --------     --------     --------
                                      (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Net sales.........................    $906,604     $845,999     $853,007     $833,892     $796,671
Income (loss) before cumulative
  effect of accounting change.....      48,008      (40,536)     (45,800)      14,365       11,052
Cumulative effect of accounting
  change..........................                    2,468
                                      --------     --------     --------     --------     --------
Net income (loss).................    $ 48,008     $(38,068)    $(45,800)    $ 14,365     $ 11,052
                                      ========     ========     ========     ========     ========
Per common share:
Income (loss) before cumulative
  effect of accounting change.....    $   4.38     $  (3.74)    $  (4.24)    $   1.33     $   1.03
Cumulative effect of accounting
  change..........................                      .23
                                      --------     --------     --------     --------     --------
Net income (loss).................    $   4.38     $  (3.51)    $  (4.24)    $   1.33     $   1.03
                                      ========     ========     ========     ========     ========
Cash dividends declared...........    $    .76     $    .72     $    .72     $    .61     $   1.26
Total assets......................    $556,857     $559,543     $603,347     $640,261     $572,230
Long-term debt....................     194,831      216,915      221,470      155,547      110,940

     See Note C to the consolidated financial statements with respect to restructuring activities in 1993 and 1992.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged primarily in the design, manufacture and sale of arc welding and other welding products, which represented 93% of the Company's 1994 net sales. The Company is one of the world's largest manufacturers of arc welding products. The Company also designs, manufactures and sells integral horsepower industrial electric motors.

     In 1994, the Company reported the highest net sales, net income and net income per common share in its history. This sales increase was broadly based and was primarily attributable to increased volume, higher selling prices and improved economic conditions in the United States, Canada and Europe. The Company believes that the high quality of its products, advanced engineering expertise and strong distributor network coupled with its large technically trained sales force, has permitted the Company to increase global market share.

     The Company's 1992 and 1993 earnings were negatively affected by restructuring charges taken by the Company to consolidate and reorganize foreign operations. In 1992, the Company recorded a restructuring charge of $23.9 million (without tax benefit, or $2.21 per share) as a result of decisions by management at that time to downsize and streamline certain non-U.S. operations (principally in Europe). The 1992 restructuring charge was primarily for severance pay, redundancies and other liabilities relating to the reorganization of the sales and distribution operations.

     In 1993, the Company decided to terminate operations in early 1994 of its Messer Lincoln subsidiary in Germany (the "German Subsidiary") as well as manufacturing operations in Brazil, Venezuela and Japan. Sales, marketing and distribution activities continue in these countries. The 1993 restructuring resulted in a charge of $70.1 million ($40.9 million after-tax, or $3.77 per share). The elements of this charge were: (i) asset writedowns in the amount of $45.9 million including goodwill of $8.9 million; (ii) severance and other redundancy costs of $27.5 million; and (iii) a net credit of $3.3 million comprised of a claim settlement and other restructuring liabilities including estimated losses through the final facility closing dates in 1994. To date, approximately 1,400 employees have been terminated as a result of the 1992 and 1993 restructuring programs. The remaining cash outlays to complete the restructuring are expected to be incurred in 1995 and 1996. Management believes it has adequately provided for costs and expenses of the restructuring. Although European sales and profitability remained constrained in 1994, the 1992 and 1993 restructuring programs have returned the Company's European operations to profitability.

     Research and development expenditures by the Company, exluding the German Subsidiary expenditures, increased approximately 16.5% to $17.6 million in 1993 and increased 5.2% to $18.5 million in 1994. The Company believes that, over the past three years, expenditures for research and development activities have been adequate to maintain the Company's product lines and to introduce new products at an appropriate rate to sustain future growth. Expenditures on research and development are expected to increase in 1995.

RESULTS OF OPERATIONS

     The following table shows the Company's results of operations for the years ended December 31, 1994, 1993 and 1992:

                                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                             1994                  1993                  1992
                                       -----------------     -----------------     -----------------
                                                   % OF                  % OF                  % OF
                                       AMOUNT     SALES      AMOUNT     SALES      AMOUNT     SALES
                                       ------     ------     ------     ------     ------     ------
                                                           (IN MILLIONS OF DOLLARS)
Net Sales..........................    $906.6      100.0%    $846.0      100.0%    $853.0      100.0%
Cost of Goods Sold.................     556.2       61.3%     532.8       63.0%     553.1       64.8%
                                       ------     ------     ------     ------     ------     ------
  Gross Profit.....................     350.4       38.7%     313.2       37.0%     299.9       35.2%
Distribution Cost/Selling
  General & Administrative
     Expenses......................     261.7       28.9%     277.0       32.7%     299.2       35.1%
                                       ------     ------     ------     ------     ------     ------
  Operating Income before
     Restructuring.................      88.7        9.8%      36.2        4.3%       0.7        0.1%
Restructuring Charge (income)......      (2.7)      -0.3%      70.1        8.3%      23.9        2.8%
                                       ------     ------     ------     ------     ------     ------
  Operating Income (loss)..........      91.4       10.1%     (33.9)      -4.0%     (23.2)      -2.7%
Other Income.......................       3.1        0.3%       2.9        0.3%       4.4        0.5%
Interest Expense, Net..............     (14.3)      -1.6%     (16.0)      -1.9%     (15.6)      -1.8%
                                       ------     ------     ------     ------     ------     ------
  Income (loss) before Income
     Taxes.........................      80.2        8.8%     (47.0)      -5.6%     (34.4)      -4.0%
Income Taxes (benefit).............      32.2        3.5%      (6.4)      -0.8%      11.4        1.3%
                                       ------     ------     ------     ------     ------     ------
  Net Income (loss) before Cumula-
     tive effect of Accounting
     Change........................    $ 48.0        5.3%    $(40.6)      -4.8%    $(45.8)      -5.3%
Cumulative effect to January 1,
  1993 of change in method of
  accounting for income taxes......                             2.5         .3%
                                       ------     ------     ------     ------     ------     ------
Net Income (loss)..................    $ 48.0        5.3%    $(38.1)      -4.5%    $(45.8)      -5.3%
                                       ======     ======     ======     ======     ======     ======

1994 COMPARED TO 1993

     Net Sales. Net sales for 1994 were $906.6 million, an increase of $60.6 million or 7.2% from $846.0 million for 1993. Net sales for 1993 include the sales of manufacturing operations (principally in Germany) that were closed in early 1994. Excluding the 1993 sales of the closed operations, sales for 1994 increased 17.0%. A portion of this increase was due to the absorption by the Company's other manufacturing operations of the sales formerly made by the closed operations. Sales from the Company's U.S. operations were $641.6 million in 1994 or 18.1% higher than 1993 sales of $543.5 million, attributable to volume and price increases. Non-U.S. sales in 1994 were $265.0 million compared to $302.5 million in 1993, a decrease of 12.4%. Excluding the 1993 sales of the closed operations, non-U.S. sales for 1994 increased 14.7% over non-U.S. sales for 1993 reflecting improved economic conditions in Europe and elsewhere in the world. A portion of this increase was also due to the absorption by the Company's other manufacturing operations of the sales formerly made by the Company's closed German Subsidiary. Total U.S. export sales were $105.3 million in 1994, an increase of $18.1 million or 20.8% from $87.2 million in 1993. This increase in export sales largely reflects improved worldwide economic conditions. In 1994, sales of certain new products were restricted by capacity limitations inherent in tooling up production which have now been resolved.

     Gross Profit. Gross profit increased to $350.4 million in 1994 as compared with $313.2 million in 1993. Gross profit as a percentage of sales improved to 38.7% in 1994 from 37.0% in 1993. This improvement in gross profit is largely attributable to a greater percentage of total sales coming from the higher margin U.S. operations in 1994. In addition, 1993 gross profit was unfavorably affected as it included lower gross profit levels for the manufacturing operations that were closed in early 1994. Gross profit for the Company's U.S. operations in 1994 remained substantially consistent with 1993 at 40.2%.

     Distribution Cost/Selling, General and Administrative
Expenses. Distribution cost/selling, general and administrative expenses were $261.7 million in 1994, or 28.9% of sales (28.6% at the Company's U.S. operations), as compared to $277.0 million, or 32.7% of sales in 1993 (29.9% at the Company's U.S. operations). The decrease in these expenses as a percentage of sales evidences the effects of the closing of the German Subsidiary, the Company's restructuring program and management's initiatives to control operating costs throughout the Company. The higher expense level in 1993 was principally due to the inclusion of the operating results of the Company's closed German Subsidiary. Included in distribution cost/selling, general and administrative expenses are the costs ($68.4 million in 1994 and $61.9 million in 1993) related to the Company's discretionary employee bonus program.

     Interest Expense, Net. Interest expense, net was $14.3 million in 1994 as compared with $16.0 million in 1993, a decrease which reflects the effect of lower debt levels offset partially by higher interest rates.

     Income Taxes. Income taxes in 1994 were $32.2 million on income before income taxes of $80.2 million, an effective rate of 40.1%, as compared to a tax benefit of $6.4 million on a loss before income taxes of $47.0 million in 1993. The 1993 tax benefit principally reflects the tax benefits attributable to the plant closure and liquidation of the German Subsidiary. Results from 1993 also benefited from the cumulative effect of a change in accounting for income taxes, which decreased the net loss by $2.5 million or $0.23 per share.

     Net Income. As a result of the restructuring programs in 1992 and 1993 and the improvement in economic conditions in Europe, the United States and Canada, net income for 1994 was $48.0 million as compared to a net loss of $38.1 million in 1993. Results in 1993 were adversely affected by a $40.9 million net-of-tax restructuring charge. 1994 results benefited from a net reversal of $2.7 million of restructuring charges recorded previously.

1993 COMPARED TO 1992

     Net Sales. Net sales for 1993 were $846.0 million, a decrease of $7.0 million or less than 1.0% from 1992 sales of $853.0 million. Excluding the 1993 and 1992 sales of the operations closed in early 1994, sales increased 5.7%. Sales from the Company's U.S. operations in 1993 were $543.5 million or 11.6% higher than 1992 sales of $487.1 million, attributable to volume and price increases. Non-U.S. sales in 1993 were $302.5 million compared to $365.9 million in 1992, a decrease of 17.3%. Excluding the sales of operations closed in early 1994, non-U.S. sales for 1993 decreased 5.8% from 1992 non-U.S. sales. Currency translation adversely affected these 1993 sales by $23.5 million. Total U.S. export sales were $87.2 million in 1993, a decrease of $10.4 million or 10.6% from $97.6 million in 1992. This decrease in export sales reflects the depressed economic conditions in Europe and lower intercompany export sales due to inventory reductions at the Company's foreign subsidiaries.

     Gross Profit. Gross profit increased to $313.2 million in 1993 as compared with $299.9 million in 1992. Gross profit as a percentage of sales improved to 37.0% in 1993 (40.3% at the Company's U.S. operations) from 35.2% in 1992 (37.1%
at the Company's U.S. operations). This improvement in gross profit was largely attributable to U.S. sales volume increases and improved absorption of manufacturing costs. Gross profit in 1993 was also favorably impacted by reduced overhead costs as a result of restructurings in 1992 and reduced price pressures in Europe. In 1992, gross profit was adversely affected by inventory adjustments as a result of management's decisions to reduce certain inventory.

     Distribution Cost/Selling, General and Administrative
Expenses. Distribution cost/selling, general and administrative expenses were $277.0 million in 1993, or 32.7% of sales (29.9% at the Company's U.S. operations), as compared to $299.2 million, or 35.1% of sales in 1992 (31.3% at the Company's U.S. operations). Expenses for 1993 include $3.7 million for asset disposals and other non-recurring costs as compared to expenses for 1992 which include $18.9 million relating to certain one-time costs at the Company's closed German Subsidiary, asset disposals and certain other non-recurring costs. Included in distribution cost/selling, general and administrative expenses are the costs ($61.9 million in 1993 and $55.3 million in 1992) related to the Company's discretionary employee bonus program.

     Interest Expense, Net. Interest expense, net was $16.0 million in 1993 as compared with $15.6 million in 1992, reflecting the use of credit facilities with more favorable terms in 1993, offset by lower interest income in 1993.

     Income Taxes. The 1993 tax benefit of $6.4 million on a loss before income taxes of $47.0 million compares to the 1992 provision for income taxes of $11.4 million on a loss before income taxes of $34.4 million. The 1993 tax benefit principally reflects the tax benefits attributable to the plant closure and liquidation of the German Subsidiary. The higher effective rate experienced in 1992 was principally due to losses from non-U.S. subsidiaries that were in net operating loss carryover positions. Results from 1993 also benefited from the cumulative effect of a change in accounting for income taxes, which decreased the net loss by $2.5 million or $0.23 per share.

     Net Loss. The net loss for 1993 was $38.1 million as compared to a net loss of $45.8 million in 1992. Results were adversely affected by restructuring charges of $40.9 million net-of-tax and $23.9 million without tax benefit in 1993 and 1992, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the three years ended December 31, 1994, the Company has relied primarily on cash flow from operations and borrowings to finance working capital, investments, capital expenditures and the payment of dividends. Cash provided from operating activities during 1994 amounted to $68.7 million, an increase of $40.0 million over 1993. This increase in cash flow resulted primarily from the Company's increase in net income; partially offset by increased working capital requirements associated with increased sales volume. Cash provided from operating activities amounted to $28.7 million in 1993 and $23.6 million in 1992 despite net losses of $38.1 million and $45.8 million, respectively.

     In 1993, the Company acquired the outstanding minority interest in its subsidiary in Spain for $8.5 million. In 1992, the Company acquired the outstanding minority interest in its subsidiary Lincoln Norweld and a small Mexican Company for a total of $37.3 million.

     In October 1994, the Company amended its unsecured, multi-currency Credit Agreement and reduced its committed line under the Credit Agreement from $230.0 million to $200.0 million. The amended Credit Agreement also permits the establishment of an accounts receivable facility of up to $50 million. See Note D to the consolidated financial statements for additional information regarding the terms and financial covenants of the Company's borrowing arrangements. Under such covenants, the Company's ability to borrow under the Credit Agreement at December 31, 1994 was limited to aggregate borrowings of $176.9 million. At December 31, 1994, $100.9 million was outstanding under the Credit Agreement.

     Total debt at December 31, 1994 was $212.9 million compared to $250.3 million at December 31, 1993 reflecting the significantly improved 1994 financial results and cash flow from operating activities. At December 31, 1994, total debt was 52.3% of total capitalization compared with 64.0% at year end 1993.

     Capital expenditures for property, plant and equipment totaled $37.4 million in 1994 and $19.1 million in 1993. These expenditures for property, plant and equipment represent the Company's continued commitment to support and develop advanced technologies, support new products, expand current capacity and reduce future manufacturing costs. The Company is continuing the modernization and expansion of its motor division, has established a separate facility in Cleveland dedicated to motor manufacturing and is increasing its testing and design capacity to be able to reduce costs, increase output, and meet scheduled higher industry efficiency standards.

     The Company continues to closely monitor its capital expenditures and is adding to capacity and modernizing facilities as necessary. While the financial covenants of the Company's debt agreements place limitations on capital expenditures, capital expenditures for 1995 are expected to increase over 1994 expenditures.

     A total of $8.1 million in dividends, including a special dividend, was paid in 1994. Although the Company paid a special dividend of $.02 per share in the fourth quarter of 1994, management expressed its intention of not continuing such a practice in the future. The Company's amended credit facility and 8.98% Senior Note Agreement contain various financial covenants that place limitations on the payments of dividends, the purchase of unrestricted stock, capital expenditures, and the incurrence of additional indebtedness. The losses of 1993 and 1992 placed constraints on the Company's financial flexibility, the impact of which was reduced, but not eliminated, by the strong 1994 performance.

     The Company's Board of Directors believes that the Company's future growth and success would be enhanced by a reduction in the Company's leverage and access to greater capital. The Company has explored a variety of alternative forms of equity financings, both private and public. On March 30, 1995, the Board of Directors authorized presentation to the Company's shareholders of amendments to the Company's Articles of Incorporation that would provide the basis for a plan of recapitalization to include the creation of a new class of non-voting common stock. If the Company's shareholders approve the amendments to the Articles of Incorporation, the Company anticipates that the Board of Directors would declare a dividend of one share of non-voting common stock for each outstanding share of common stock. The Company anticipates that concurrently with such dividend, it would engage in a public offering of non-voting common stock. The size and timing of such offering is dependent on a variety of factors, many of which are outside the Company's control. There is no certainty that such offering will be accomplished. In the event such offering is not accomplished, the Company would reconsider alternative sources of equity financing. There is no certainty that any such alternatives will be approved by the Company's Board of Directors or, if so approved, be available. While additional capital resources would allow a higher rate of capital expenditures and provide more flexibility for growth, management believes that the current financing arrangements and the cash flows generated from operations will provide adequate funds to support the existing operations of the Company and satisfy both its capital requirements and regular dividend practices throughout the term of the Credit Agreement.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report following the signature page.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 29, 1995. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

            NAME                AGE                         POSITION
----------------------------    ---     -------------------------------------------------
Donald F. Hastings              66      Chairman of the Board and Chief Executive Officer
                                        of the Company since 1992; President of the
                                        Company 1987-1992.
Frederick W. Mackenbach         64      President and Chief Operating Officer of the
                                        Company since 1992; President of Latin America
                                        1991-1992; District Manager 1976-1991.
Harry Carlson                   60      Vice Chairman of the Company since 1987.
David J. Fullen                 63      Senior Vice President, Machine and Motor Division
                                        since 1994; Vice President - Machine and Motor
                                        Division 1989-1994.

            NAME                AGE                         POSITION
----------------------------    ---     -------------------------------------------------
John M. Stropki                 44      Senior Vice President, Sales since 1994; General
                                        Sales Manager 1992-1994; District Manager
                                        1986-1992.
Richard C. Ulstad               55      Senior Vice President, Consumable Division since
                                        1994; Vice President - Manufacturing Electrode
                                        Division 1992-1994; Superintendent - Electrode
                                        Division 1984-1992.
Frederick W. Anderson           42      Vice President, Manufacturing - Machine Division
                                        since 1994; Plant Manager Machine and Motor
                                        Division 1993-1994; Plant Superintendent
                                        1989-1993.
Paul J. Beddia                  61      Vice President, Human Resources since 1989.
Dennis D. Crockett              52      Vice President, Consumable Research and
                                        Development since 1993; Chief Engineer,
                                        Consumables Research and Development 1987 - 1993.
James R. Delaney                46      Corporate Vice President and President Lincoln
                                        Latin America since 1994; President Lincoln
                                        Electric South America 1993-1994; Vice President
                                        of Lincoln Latin America 1992; Vice President of
                                        Lincoln Mexicana 1988-1992.
H. Jay Elliott                  53      Vice President, Chief Financial Officer, and
                                        Treasurer since 1994; International Chief
                                        Financial Officer 1993-1994; prior thereto,
                                        Assistant Comptroller of The Goodyear Tire &
                                        Rubber Company responsible at various times for
                                        Corporate Strategic Planning, Finance Director of
                                        North American Tires and International Vice
                                        President-Finance.
Paul F. Fantelli                50      Vice President, Business Development since 1994;
                                        Assistant to the Chief Executive Officer
                                        1992-1994; President and Chief Executive Officer
                                        of the Company's subsidiary, Harris Calorific
                                        1990-1992.
Anthony Massaro                 51      Corporate Vice President and President Lincoln
                                        Europe since 1994; Director of International
                                        Operations 1993-1994; prior thereto, as a
                                        corporate officer with Westinghouse Electric
                                        Corporation, served as Vice President and then as
                                        President and a Member of the Management
                                        Committee with responsibilities worldwide.
Ronald A. Nelson                45      Vice President, Machine Research and Development
                                        since 1994; Chief Engineer - Machine and Motor
                                        Division 1993-1994; Service Manager 1989-1993.
Richard J. Seif                 47      Vice President, Marketing since 1994; Director of
                                        Marketing 1991-1994; Project Manager 1989-1991.
Frederick G. Stueber            41      Vice President, General Counsel and Secretary
                                        since February 1995; prior thereto, partner in
                                        the law firm of Jones, Day, Reavis and Pogue.
John H. Weaver                  56      Vice President, Export Sales since 1994;
                                        International Sales Manager 1987-1994.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

        Statements of Consolidated Financial Condition -- December 31, 1994 and
         1993

        Statements of Consolidated Operations -- Year ended December 31, 1994,
         1993 and 1992

        Statements of Consolidated Shareholders' Equity -- Year ended December
         31, 1994, 1993 and 1992

        Statements of Consolidated Cash Flows -- Year ended December 31, 1994,
         1993 and 1992

        Notes to Consolidated Financial Statements -- December 31, 1994

        Reports of Independent Auditors

(a) (2)  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

    Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a) (3)  EXHIBITS

     EXHIBIT NO.                                   DESCRIPTION
     -----------    --------------------------------------------------------------------------
         3(a)       Amended and Restated Articles of Incorporation of The Lincoln Electric
                    Company (filed as Exhibit 3(a) to Form 10-K of The Lincoln Electric
                    Company for the year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
         3(b)       Amended and Restated Code of Regulations of The Lincoln Electric Company
                    filed herewith.
         4(a)       Note Agreement dated November 20, 1991 between The Prudential Insurance
                    Company of America and the Company (filed as Exhibit 4 to Form 10-K of The
                    Lincoln Electric Company for the year ended December 31, 1991, SEC File
                    No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated March 18, 1993; 8.98% Senior Note Due November 26,
                    2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company
                    for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993; 8.98% Senior Note Due November 26, 2003
                    (filed as Exhibit 4(a) to Form 10K of The Lincoln Electric Company for the
                    year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), and as further amended by letter dated October 31, 1994 (filed as Exhibit 4(a) to Form 10Q of The Lincoln
                    Electric Company for the period ended September 30, 1994, SEC File No.
                    0-1402 and incorporated herein by reference and made a part hereof).

     EXHIBIT NO.                                   DESCRIPTION
     -----------    --------------------------------------------------------------------------
         4(b)       Credit Agreement dated March 18, 1993 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4 (b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by Amendment No.1 to Credit
                    Agreement dated November 19, 1993; 8.98% Senior Note Due November 26, 2003
                    (filed as Exhibit 4(b) to Form 10K of The Lincoln Electric Company for the
                    year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), and as further amended by Amendment
                    No. 2 to Credit Agreement dated October 31, 1994 (filed as Exhibit 4(b) to
                    Form 10Q of The Lincoln Electric Company for the period ended September
                    30, 1994, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
          9         Voting Trust Agreement filed herewith.
       10(a)*       The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit
                    28 to the Form S-8 Registration Statement of The Lincoln Electric Company,
                    SEC File No. 33-25209 and incorporated herein by reference and made a part hereof).
        10(b)       Form of Indemnification Agreement filed herewith.
        10(c)       Supplemental Executive Retirement Plan dated as of January 1, 1994.
        10(d)       The Lincoln Electric Company Deferred Compensation Plan dated as of
                    November 10, 1994.
        10(e)       Employment Agreement between the Company and Anthony A. Massaro dated July
                    14, 1993, as amended on January 1, 1994.
        10(f)       Employment Agreement between the Company and H. Jay Elliott dated June 22,
                    1993.
        10(g)       Employment Agreement between the Company and Frederick G. Stueber dated
                    February 22, 1995.
        10(h)       Severance Agreement between the Company and Roger F. Young dated August
                    11, 1994.
        10(i)       Severance Agreement between the Company and John Gonzalez dated November
                    22, 1994.
         11         Computation of earnings per share.
         21         Subsidiaries of the Registrant.
         23         Consents of Independent Auditors.
         27         Financial Data Schedule.

* Reflects executive compensatory arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this Report.

     Upon request, The Lincoln Electric Company will furnish to security holders copies of any exhibit to the Form 10-K report upon payment of a reasonable fee. Any requests should be made in writing to: Mr. H. Jay Elliott, Vice President, Chief Financial Officer and Treasurer, The Lincoln Electric Company, 22801 St. Clair Avenue, Cleveland, Ohio 44117, Phone: (216) 481-8100.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           The Lincoln Electric Company
                                           ------------------------------------
                                                (Registrant)

                                            /s/ H. JAY ELLIOTT
                                           ------------------------------------
                                            H. Jay Elliott
                                            Vice President,
                                            Chief Financial Officer
                                            and Treasurer
                                            (principal financial and
                                            accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1995.

/s/ DONALD F. HASTINGS                           /s/ FREDERICK W. MACKENBACH
-----------------------------------------        -----------------------------------------
Donald F. Hastings, Chairman of the              Frederick W. Mackenbach, President,
  Board and Chief Executive Officer              Chief Operating Officer and Director
  (principal executive officer)

/s/ HARRY CARLSON                                /s/ DAVID H. GUNNING
-----------------------------------------        -----------------------------------------
Harry Carlson, Vice Chairman and                 David H. Gunning, Director
  Director

/s/ EDWARD E. HOOD, JR.                          /s/ PAUL E. LEGO
-----------------------------------------        -----------------------------------------
Edward E. Hood, Jr., Director                    Paul E. Lego, Director

/s/ HUGH L. LIBBY                                /s/ DAVID C. LINCOLN
-----------------------------------------        -----------------------------------------
Hugh L. Libby, Director                          David C. Lincoln, Director

/s/ EMMA S. LINCOLN                              /s/ G. RUSSELL LINCOLN
-----------------------------------------        -----------------------------------------
Emma S. Lincoln, Director                        G. Russell Lincoln, Director

/s/ HENRY L.MEYER III                            /s/ LAWRENCE O. SELHORST
-----------------------------------------        -----------------------------------------
Henry L. Meyer, III, Director                    Lawrence O. Selhorst, Director

/s/ CRAIG R. SMITH                               /s/ FRANK STEINGASS
-----------------------------------------        -----------------------------------------
Craig R. Smith, Director                         Frank Steingass, Director

/s/ H. JAY ELLIOTT
-----------------------------------------
H. Jay Elliott, Vice President, Chief
  Financial Officer and Treasurer
  (principal financial and accounting
  officer)

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Lincoln Electric Company

     We have audited the consolidated financial statements of The Lincoln Electric Company and subsidiaries listed in the accompanying index to financial statements Item 14 (a1). Our audits also included the financial statement schedule listed in the Index at Item 14 (a2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of The Lincoln Electric Company (Australia) Proprietary Limited and subsidiaries and, for 1992, the consolidated financial statements of Lincoln-Norweld B.V. and subsidiaries and the consolidated financial statements of Messer Lincoln GmbH and subsidiary, all consolidated subsidiaries, which statements reflect total assets constituting 7% in 1994 and 5% in 1993 and total revenues constituting 5% in 1994 and 1993 and 36% in 1992 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for The Lincoln Electric Company (Australia) Proprietary Limited and subsidiaries and, for 1992, Lincoln Norweld B.V. and subsidiaries and Messer Lincoln GmbH and subsidiary, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lincoln Electric Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                            ERNST & YOUNG LLP

Cleveland, Ohio
March 3, 1995

To the Board of Directors of
The Lincoln Electric Company

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (none of which are presented separately herein) present fairly, in all material respects, the financial position of The Lincoln Electric Company (Australia) Proprietary Limited and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Parramatta, Australia
March 27, 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
of Messer Lincoln GmbH

     We have audited the consolidated balance sheet of Messer Lincoln GmbH and its subsidiary as of December 31, 1992 and the balance sheet of Messer Lincoln GmbH as of December 31, 1991 and the related (consolidated) statements of income, retained earnings, and cash flows for the year ended December 31, 1992 and the period ended December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements (none of which are presented separately herein) based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The Company is a subsidiary of The Lincoln Electric Company based in Cleveland, Ohio, USA, which is responsible for management of the Company. The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered considerable losses in 1992 and 1991 and is dependent on the continued support of The Lincoln Electric Company for the continuance of its operations. The Lincoln Electric Company has confirmed that it will provide financial and other support to enable the Company to continue to trade as a viable and solvent business entity at least through December 31, 1993.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Messer Lincoln GmbH and its subsidiary as of December 31, 1992 and of Messer Lincoln GmbH as of December 31, 1991, and the results of its operations and its cash flows for the year ended December 31, 1992 and the period ended December 31, 1991 in conformity with generally accepted accounting principles.

Dusseldorf, March 12, 1993

KPMG KLYNVELD PEAT MARWICK GOERDELER
Gesellschaft mit beschrankter Haftung
Wirtschaftsprufungsgesellschaft

To the board of directors of
Lincoln-Norweld B.V.

                          INDEPENDENT AUDITORS' REPORT

     We have audited the consolidated balance sheet of Lincoln-Norweld B.V. and subsidiaries as of December 31, 1992, and the related consolidated statement of income, retained earnings and cash flows for the year ended December 31, 1992 (none of which are presented separately herein). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet and statement of income are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincoln-Norwald B.V. and subsidiaries as of December 31, 1992, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

Arnhem, The Netherlands

March 23, 1993

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                              DECEMBER 31
                                                                           1994         1993
                                                                         --------     --------
                                                                           (IN THOUSANDS OF
                                                                               DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................  $ 10,424     $ 20,381
  Accounts receivable (less allowances of $4,251 in 1994; $6,258 in
     1993).............................................................   126,007      110,504
  Inventories
     Raw materials and in-process......................................    72,302       66,987
     Finished goods....................................................    82,974       76,698
                                                                         --------     --------
                                                                          155,276      143,685
  Deferred income taxes -- Note E......................................    11,601       42,960
  Prepaid expenses.....................................................     2,899        3,241
  Other current assets.................................................     7,220        4,937
                                                                         --------     --------
TOTAL CURRENT ASSETS...................................................   313,427      325,708
OTHER ASSETS
  Notes receivable from employees......................................     3,151        4,747
  Goodwill -- Note C...................................................    39,213       39,732
  Other................................................................    16,855       19,665
                                                                         --------     --------
                                                                           59,219       64,144
PROPERTY, PLANT AND EQUIPMENT
  Land.................................................................    12,655       12,802
  Buildings............................................................   118,903      113,927
  Machinery, tools and equipment.......................................   312,957      279,933
                                                                         --------     --------
                                                                          444,515      406,662
  Less allowances for depreciation and amortization....................   260,304      236,971
                                                                         --------     --------
                                                                          184,211      169,691
                                                                         --------     --------

TOTAL ASSETS...........................................................  $556,857     $559,543
                                                                         ========     ========

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                             DECEMBER 31,
                                                                           1994         1993
                                                                         --------     --------
                                                                           (IN THOUSANDS OF
                                                                               DOLLARS)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable...............................................  $ 54,766     $ 43,471
  Notes payable to banks -- Note D.....................................    15,843       23,198
  Salaries, wages and amounts withheld.................................    12,405       12,779
  Taxes, including income taxes -- Note E..............................    21,783       23,061
  Dividend payable.....................................................     2,203        1,959
  Current portion of long-term debt -- Note D..........................     2,272       10,200
  Accrued restructuring charges -- Note C..............................     8,968       29,618
  Other current liabilities............................................    25,877       31,569
                                                                         --------     --------
TOTAL CURRENT LIABILITIES..............................................   144,117      175,855
LONG-TERM DEBT, less current portion -- Note D.........................   194,831      216,915
DEFERRED INCOME TAXES -- Note E........................................     6,631        6,128
OTHER LONG-TERM LIABILITIES............................................    10,337        9,221
MINORITY INTEREST IN SUBSIDIARIES......................................     6,808        7,929
SHAREHOLDERS' EQUITY
  Common Stock, without par value -- at stated
     capital amount -- Note B:
       Authorized -- 15,000,000 shares
       Outstanding -- 10,514,324 shares in 1994 and 10,381,450 shares in 1993, exclusive of 4,346,516 shares in 1994 and 4,479,390
        shares in 1993 held in treasury................................     2,103        2,076
  Class A Common Stock, without par value -- at stated capital amount --
     Note B:
       Authorized -- 2,000,000
       Outstanding -- 499,840 shares...................................       100          100
  Additional paid-in capital...........................................    25,447       22,926
  Retained earnings....................................................   176,965      137,307
  Cumulative translation adjustments...................................   (10,482)     (18,914)
                                                                         --------     --------
                                                                          194,133      143,495
                                                                         --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $556,857     $559,543
                                                                         ========     ========

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT
                                                             PER SHARE DATA)
Net sales..................................................  $906,604     $845,999     $853,007
Cost of goods sold.........................................   556,259      532,795      553,103
                                                             --------     --------     --------
Gross Profit...............................................   350,345      313,204      299,904
Distribution cost/selling, general & administrative
  expenses.................................................   261,681      277,003      299,195
Restructuring charges (income) -- Note C...................    (2,735)      70,079       23,897
                                                             --------     --------     --------
Operating income (loss)....................................    91,399      (33,878)     (23,188)
Other income (expense):
  Interest income..........................................     1,442        1,627        3,061
  Other income.............................................     3,067        2,922        4,433
  Interest expense.........................................   (15,740)     (17,621)     (18,736)
                                                             --------     --------     --------
                                                              (11,231)     (13,072)     (11,242)
                                                             --------     --------     --------
Income (loss) before income taxes and cumulative effect of
  accounting change........................................    80,168      (46,950)     (34,430)
Income taxes (benefit) -- Note E...........................    32,160       (6,414)      11,370
                                                             --------     --------     --------
Income (loss) before cumulative effect of accounting
  change...................................................    48,008      (40,536)     (45,800)
Cumulative effect to January 1, 1993 of change in method of
  accounting for income taxes -- Note A....................                  2,468
                                                             --------     --------     --------
Net income (loss)..........................................  $ 48,008     $(38,068)    $(45,800)
                                                             ========     ========     ========
Per share:
  Income (loss) before cumulative effect of accounting
     change................................................      4.38        (3.74)       (4.24)
  Cumulative effect of accounting change...................                    .23
                                                             --------     --------     --------
  Net income (loss)........................................  $   4.38     $  (3.51)    $  (4.24)
                                                             ========     ========     ========

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                  YEAR ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                             CLASS A COMMON
                                         COMMON STOCK            STOCK         ADDITIONAL              CUMULATIVE
                                      -------------------   ----------------    PAID IN     RETAINED   TRANSLATION
                                        SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     EARNINGS   ADJUSTMENTS      TOTAL
                                      ----------   ------   -------   ------   ----------   --------   -----------   -----------
                                                                      (IN THOUSANDS OF DOLLARS)
Balance, January 1, 1992.............  1,039,142   $ 208     35,794    $  7     $ 20,845    $238,412    $   4,664     $  264,136
  Net loss...........................                                                        (45,800)                    (45,800)
  Cash dividends declared -- $.72 per
    share............................                                                         (7,762)                     (7,762)
  Purchases of Common Stock..........    (16,841)     (3)                         (2,473)     (1,667)                     (4,143)
  Shares sold to employees...........      9,979       2                           2,373                                   2,375
  Shares issued to ESOP..............                         9,268       2        2,058                                   2,060
  Shares issued under Incentive
    Equity Plan......................      1,066                                     264                                     264
  Adjustment for the year............                                                                     (12,407)       (12,407)
                                      ----------   ------   -------   ------   ----------   --------   -----------   -----------
Balance December 31, 1992............  1,033,346     207     45,062       9       23,067     183,183       (7,743)       198,723
  Net loss...........................                                                        (38,068)                    (38,068)
  Cash dividends declared -- $.72 per
    share............................                                                         (7,808)                     (7,808)
  Shares sold to employees...........      3,648       1                             678                                     679
  Shares issued under Incentive
    Equity Plan......................      1,151                                     224                                     224
  Ten-for-one stock split............  9,343,305   1,868    405,558      81       (1,949)
  Shares issued to ESOP..............                        49,220      10          906                                     916
  Adjustment for the year............                                                                     (11,171)       (11,171)
                                      ----------   ------   -------   ------   ----------   --------   -----------   -----------
Balance December 31, 1993............ 10,381,450   2,076    499,840     100       22,926     137,307      (18,914)       143,495
  Net income.........................                                                         48,008                      48,008
  Cash dividends declared -- $.76 per
    share............................                                                         (8,350)                     (8,350)
  Shares sold to employees...........    107,520      22                           2,063                                   2,085
  Shares issued under Incentive
    Equity Plan......................     25,354       5                             458                                     463
  Adjustment for the year............                                                                       8,432          8,432
                                      ----------   ------   -------   ------   ----------   --------   -----------   -----------
Balance December 31, 1994............ 10,514,324   $2,103   499,840    $100     $ 25,447    $176,965    $ (10,482)    $  194,133
                                       =========   =======  =======   =======  =========    ========   ==========       ========

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                 (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income (loss)..........................................  $ 48,008     $(38,068)    $(45,800)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization.......................    27,960       30,545       31,511
       Deferred income taxes...............................    31,862      (32,501)         538
       Cumulative effect of accounting change..............                 (2,468)
       Foreign exchange loss (gain)........................     4,047         (348)         957
       Employee Stock Ownership Plan.......................                    916        2,060
       Minority interest...................................       416         (358)      (2,158)
       Provision for restructuring.........................    (2,735)      68,370       18,356
       Changes in operating assets and liabilities net of
          effects from acquisitions:
            (Increase) in accounts receivable..............   (14,003)      (6,228)        (739)
            (Increase) decrease in inventories.............    (6,476)      10,654       22,939
            (Increase) decrease in other current assets....    (1,447)      (1,331)         695
            Increase in accounts payable...................     9,929        2,856          171
            (Decrease) in other current liabilities.......... (31,026)      (2,928)      (4,060)
            Gross change in other noncurrent assets........     1,368       (3,112)      (2,699)
            Other--net.....................................       763        2,734        1,853
                                                             --------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    68,666       28,733       23,624
INVESTING ACTIVITIES
  Purchases of property, plant and equipment...............   (37,366)     (19,090)     (34,847)
  Sales of property, plant and equipment...................     5,099        2,599        4,448
  Acquisitions, net of cash acquired.......................                 (8,518)     (37,288)
                                                             --------     --------     --------
NET CASH USED BY INVESTING ACTIVITIES......................   (32,267)     (25,009)     (67,687)
FINANCING ACTIVITIES
  Proceeds from the sale of Common Stock...................     2,085          679        2,375
  Purchase of Common Stock.................................                              (4,143)
  Proceeds from short-term borrowings, maturities greater
     than three months.....................................    56,405          305       11,674
  Payments on short-term borrowings, maturities greater
     than three months.....................................   (59,293)     (12,736)
  Notes payable to banks--net..............................    (5,122)      (9,470)     (33,416)
  Proceeds from long-term borrowings.......................   317,669      603,405      287,317
  Payment on long-term borrowings..........................  (351,793)    (576,445)    (212,111)
  Dividends paid...........................................    (8,106)      (7,791)      (7,756)
  Other....................................................       838         (210)         321
                                                             --------     --------     --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES...........   (47,317)      (2,263)      44,261
Effect of exchange rate changes on cash and cash
  equivalents..............................................       961       (1,707)         170
                                                             --------     --------     --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........    (9,957)        (246)         368
Cash and cash equivalents at beginning of year.............    20,381       20,627       20,259
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $ 10,424     $ 20,381     $ 20,627
                                                             ========     ========     ========

See notes to consolidated financial statements.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                               DECEMBER 31, 1994

NOTE A -- ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of The Lincoln Electric Company and its subsidiaries (the "Company") after elimination of all significant intercompany accounts, transactions and profits.

     Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out
(LIFO) method, and for foreign inventories cost is determined by the first-in, first-out (FIFO) method. At December 31, 1994 and 1993, approximately 62% and 60%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $51,739 at December 31, 1994 and $48,876 at December 31, 1993. During 1992, certain LIFO inventories were reduced, resulting in liquidations of LIFO inventory quantities carried at the lower costs of prior years, as compared with their 1992 costs. The effect of these liquidations was to reduce the 1992 net loss after tax, by $1,018 ($.09 per share).

     Property, Plant and Equipment: Property, plant and equipment, including facilities and equipment under capital leases (not material), are stated at cost and include improvements which significantly extend the useful lives of existing plant and equipment. Depreciation and amortization are computed by both accelerated and straight-line methods.

     Research and Development: Research and development costs, which are expensed as incurred, were $18,473 in 1994, $19,210 in 1993 and $19,364 in 1992.

     Goodwill: The excess of the purchase price over the fair value of net assets acquired (goodwill) is amortized by the straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $5,784 and $2,363 in 1994 and 1993, respectively.

     The carrying value of goodwill is reviewed if facts and circumstances indicate a potential impairment of carrying value utilizing relevant cash flow and profitability information.

     Translation of Foreign Currencies: For subsidiaries in countries which do not have highly inflationary economies, asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of shareholders' equity.

     For subsidiaries in countries with highly inflationary economies (Venezuela and Brazil) inventories, property, plant and equipment and related depreciation are translated into U.S. dollars at historical exchange rates. Other asset and liability accounts are translated at exchange rates in effect at the balance sheet date and revenues and expenses, excluding depreciation, are translated at average monthly exchange rates. Translation adjustments for these subsidiaries, as well as transaction gains and losses of all other subsidiaries, are included in the statements of consolidated operations in distribution cost/selling, general and administrative expenses. The Company recorded transaction losses of $3,746 in 1994, $228 in 1993 and $859 in 1992. The increase in transaction losses in 1994 is attributable to the effect of the devaluation of the Mexican peso on a U.S. dollar denominated debt obligation.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE A -- ACCOUNTING POLICIES -- (CONTINUED)
     Financial Instruments: The Company on a limited basis has used forward exchange contracts to hedge exposure to exchange rate fluctuations on anticipated future purchase and sales transactions and certain intercompany transactions. Any contracts that are entered into are written on a short-term basis, are not held for trading purposes, and are not held for purposes of speculation. Gains and losses on forward exchange contracts described herein are recognized in the statements of consolidated operations in the periods the exchange rates change. At December 31, 1994, the Company had no outstanding forward exchange contracts.

     Accounting Change: Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method under which deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. As permitted by Statement No. 109, the Company elected not to restate the financial statements of any prior year. The cumulative effect of the change decreased the net loss for 1993 by $2,468 or $.23 per share.

     Net Income (Loss) per Share: Net income (loss) per share is based on the average number of all shares outstanding during the year (10,969,991 in 1994; 10,851,991 in 1993 and 10,796,410 in 1992).

     Other: Included in Distribution cost/selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus ($68,370 in 1994; $61,883 in 1993; and $55,282 in 1992.)

     Notes receivable from employees are secured by Company Common Stock owned by the employee.

     Reclassification: Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

NOTE B -- SHAREHOLDERS' EQUITY

     The Lincoln Electric Company Employees' Stock Purchase Plan ("Plan") which provided that employees could purchase shares of the Company's Common Stock, when offered, at its estimated fair value, was terminated by the Board of Directors in February 1995 effective March 30, 1995. Under the Plan, the Company had the option to repurchase the shares, but in 1992 the Company suspended the repurchase of all shares and the employees were permitted to sell their shares on the open market. Upon termination of the Plan, all shares issued under the Plan (1,639,686) became unrestricted shares.

     The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") provides for the award or sale of Common Stock to officers and other key employees of the Company and its subsidiaries. Distribution of shares is based on certain specified performance and other conditions being satisfied. As a result of conditions being fulfilled in 1991 with respect to certain of the Company's subsidiaries, the Company awarded 32,524 shares (including 524 shares issued for dividends accrued during the deferral period) of which 10,660 shares were distributed in 1992, 11,510 shares in 1993, and 10,354 shares in 1994. These shares, along with 15,000 shares issued to a former officer of the Company, are restricted as to resale rights with the Company having a right of first refusal at a purchase price based on the book value of the shares. Additionally, in 1994, 15,000 shares were issued to certain officers of the Company. Such shares vest equally over a three-year period, commencing in 1995 and ending in 1997. At December 31, 1994, there were no other outstanding awards under the Plan, and 952,476 shares are reserved for future issuance under the Incentive Equity Plan.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE B -- SHAREHOLDERS' EQUITY -- (CONTINUED)
     The Lincoln Electric Company Employee Stock Ownership Plan (the "ESOP") is a non-contributory profit-sharing plan established to provide deferred compensation benefits for all eligible employees. The cost of the plan is borne by the Company through contributions to an employee stock ownership trust as determined annually by the Board of Directors. In May 1989, shareholders authorized 2,000,000 shares of Class A Common Stock ("Class A Common Stock"), without par value. The Company's Common Stock and Class A Common Stock are identical in all respects, except that holders of Class A Common Stock are subject to certain transfer restrictions and the Class A Common Stock is only issued to the ESOP. In 1994, no shares of stock were issued to the ESOP. In 1993, the Company issued 49,220 shares (92,680 shares in 1992) to the ESOP with an estimated fair value of $916 ($2,060 in 1992) which was recorded as compensation expense. The difference between the total stated capital amount of $.20 per share and the estimated fair value was recorded as additional paid-in-capital. At December 31, 1994 and 1993, 1,500,160 authorized but unissued shares are available for future issuance to the ESOP.

NOTE C -- RESTRUCTURING CHARGES

     In 1993, the Company substantially completed its plan to downsize and streamline its foreign operations (principally in Europe) and close manufacturing facilities in Germany, Japan and South America. Management's decisions resulted in a restructuring charge in 1993 of $70,100 ($40,900 after tax or $3.77 per share) which was comprised of (1) asset write-downs in the amount of $45,900 including goodwill of $8,900; (2) severance and other redundancy costs of $27,500; and (3) a net credit of $3,300 comprised of a claim settlement and other restructuring liabilities including estimated losses through the final facility closing dates in 1994.

     In 1992, the Company recorded a restructuring charge of $23,900 (without tax benefit, or $2.21 per share) as a result of decisions by management at that time to downsize and streamline certain foreign operations (principally in Europe). This charge was primarily for severance pay, redundancies and other liabilities relating to the reorganization of the sales and distribution operations in Europe.

     In 1994, all of the planned facility closings were completed and one of the facilities was disposed of. In total, approximately 1,400 employees were terminated as a result of the 1992 and 1993 restructuring programs. In 1994 the restructuring accruals were adjusted to reflect management's current cost estimates to complete the program which resulted in a credit to income of $2,735. Included in property, plant and equipment, are facilities held for sale with a net carrying value of $4,700. The remaining expenditures, which include costs related to the sale of real estate and holding costs to be incurred through the estimated date of disposal, are anticipated to be incurred in 1995 and 1996.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE D -- SHORT-TERM AND LONG-TERM DEBT

                                                                       1994        1993
                                                                     --------    --------
     Short-term debt:
       Notes payable to banks at interest rates from 5.6625% to
          11.25% (4.125% to 23.25% in 1993)........................  $ 15,843    $ 23,198
                                                                     ========    ========
     Long-term debt:
       Multi-currency Credit Agreement, due October 1, 1997........  $100,947    $126,457
       8.98% Senior Note due 2003 (equal annual principal payments
          commencing in 1996)......................................    75,000      75,000
       Other borrowings due through 2023, interest at 2.00% to
          13.74% (3.00% to 13.74% in 1993).........................    21,156      25,658
                                                                     --------    --------
                                                                     $197,103    $227,115
       Less current portion........................................     2,272      10,200
                                                                     --------    --------
               Total                                                 $194,831    $216,915
                                                                     ========    ========

     In October 1994, the Company amended its unsecured, multi-currency Credit Agreement with ten banks and reduced its committed line under the Credit Agreement from $230,000 to $200,000 which the Company believes is sufficient to meet future financing needs. Under the terms of the amended agreement which expires October 1, 1997, but provides for a mechanism for annual extensions, the interest rate on outstanding borrowings is determined based upon defined leverage rates for the pricing option selected. The interest rate can range from the LIBOR plus .375% to LIBOR plus 1.125% depending upon the defined leverage rate. The agreement also provides for commitment fees ranging from .2% to .375% per annum on the unused credit lines based upon the defined leverage rate. Prior to the amendment, the interest rates ranged from LIBOR plus 1% to LIBOR plus 2%, and the commitment fees were from .375% to .5%.

     Simultaneously, with the signing of the Credit Agreement, the $75,000 8.98% Senior Note due in 2003 was amended to change the financial covenants to conform with the financial covenants of the amended Credit Agreement, which requires a
1.35 to 1 consolidated current ratio and the maintenance of consolidated tangible net worth of $125,000 plus 50% of net income subsequent to January 1, 1995. In addition, there are requirements with respect to interest coverage and funded debt to capital ratios (.60 to 1 decreasing to .50 to 1 after December 31, 1995), and limitations on capital expenditures. Purchases of unrestricted stock and the payment of dividends are limited to 50% of cumulative net income from January 1, 1993, plus $25,000. At December 31, 1994, the Company was in compliance with all of its financial covenants and $13,800 was available for dividends and the purchase of unrestricted stock. The limitations on capital expenditures, purchases of unrestricted common stock and payment of dividends can be waived based on the achievement of a certain interest coverage ratio for three consecutive quarters.

     Maturities of long-term debt for the five years succeeding December 31, 1994 are $2,272 in 1995, $10,652 in 1996, $120,884 in 1997, $9,861 in 1998;
$9,612 in 1999 and $43,822 thereafter.

     At December 31, 1994, certain loans ($7,900) were collateralized by property and equipment.

     Interest expense capitalized to property, plant and equipment was $244 in 1994, $71 in 1993 and $320 in 1992. Total interest paid was $17,400 in 1994,
$19,000 in 1993 and $17,500 in 1992. Weighted average interest rates on notes payable to banks at December 31, 1994 and 1993 were 6.8% and 9.1%, respectively.

     In 1992, the Company terminated an interest rate swap agreement with a notional borrowing amount of $75,000 and received $2,586 which was amortized ($904 in 1994; $986 in 1993 and $696 in 1992) over the original swap term as a yield adjustment to interest expense on the underlying $75,000 debt.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE D -- SHORT-TERM AND LONG-TERM DEBT -- (CONTINUED)
     In connection with the expansion of its motor plant, the Company received in 1994 $6,000 of low interest rate loans from certain governmental entities. The Company also received in 1994 $1,750 of government grants which were recorded as a reduction in property, plant and equipment.

NOTE E -- INCOME TAXES

     The components of income (loss) before income taxes and cumulative effect of accounting change are as follows:

                                                             1994        1993        1992
                                                            -------    --------    --------
     U.S..................................................  $70,703    $ 43,345    $ 24,120
     Non-U.S..............................................    9,465     (90,295)    (58,550)
                                                            -------    --------    --------
               Total......................................  $80,168    $(46,950)   $(34,430)
                                                            =======    ========    ========

     Components of income tax expense (benefit) are as follows:

                                                                                   DEFERRED
                                                             LIABILITY METHOD       METHOD
                                                           --------------------    --------
                                                             1994        1993        1992
                                                           --------    --------    --------
     Current:
       Federal...........................................  $ (8,379)   $ 21,032    $  8,295
       Non-U.S...........................................     4,143       2,227       1,310
       State and local...................................     4,534       2,828       1,227
                                                           --------    --------    --------
                                                                298      26,087      10,832
     Deferred:
       Federal...........................................    31,223     (32,980)      1,232
       Non-U.S...........................................       639         479        (694)
                                                           --------    --------    --------
                                                             31,862     (32,501)        538
                                                           --------    --------    --------
               Total.....................................  $ 32,160    $ (6,414)   $ 11,370
                                                           ========    ========    ========

The components of the provision for deferred income taxes for 1992 were as follows:

Inventory adjustments.......................................................          $ 201
Incentive equity plan.......................................................             87
Depreciation................................................................            204
Other asset adjustments.....................................................            (88)
Pension adjustments.........................................................           (299)
Employee stock ownership plan...............................................           (149)
Other.......................................................................            582
                                                                                      -----
          Total.............................................................          $ 538
                                                                                      =====

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE E -- INCOME TAXES -- (CONTINUED)
     The differences between total income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes and cumulative effect of accounting change are as follows:

                                                                                   DEFERRED
                                                             LIABILITY METHOD       METHOD
                                                            -------------------    --------
                                                             1994        1993        1992
                                                            -------    --------    --------
     Statutory rate applied...............................       35%         35%         34%
       to pre-tax income (loss)...........................  $28,059    $(16,432)   $(11,706)
     Effect of state and local income taxes, net of
       Federal tax benefit................................    2,947       1,838         810
     Differences in income taxes on non-U.S. earnings and
       remittances........................................   (1,158)        336        (502)
     Non-U.S. losses and unrecognized tax benefits........    2,113       8,308      22,650
     Foreign Sales Corporation............................     (838)       (703)       (630)
     Other -- net.........................................    1,037         239         748
                                                            -------    --------    --------
               Total......................................  $32,160    $ (6,414)   $ 11,370
                                                            =======    ========    ========

     Total income tax payments, net of refunds, were $6,115 in 1994, $19,400 in 1993 and $16,500 in 1992.

     At December 31, 1994, the Company's foreign subsidiaries have net operating loss carryforwards of approximately $61,100 which expire in various years from 1995 through 2002, except for $5,000 for which there is no expiration date.

     Significant components of the Company's deferred tax assets and liabilities at December 31, 1994 and 1993, are as follows:

                                                                      1994         1993
                                                                    --------     --------
     Deferred tax assets:
       Net operating loss carryforwards...........................  $ 20,015     $ 15,709
       Restructuring activities...................................                 33,446
       Inventory adjustments......................................     3,274        2,772
       Other accrual accounts.....................................     4,273        1,685
       Employee benefits..........................................     1,269         (172)
       Other asset adjustments....................................     3,350        3,245
       Pension adjustments........................................     2,417        2,085
       Other deferred tax assets..................................     2,844        7,406
                                                                    --------     --------
                                                                      37,442       66,176
       Valuation allowance........................................   (18,987)     (15,709)
                                                                    --------     --------
                                                                      18,455       50,467
     Deferred tax liabilities:
       Depreciation...............................................    (8,136)    $ (3,390)
       Pension adjustments........................................    (2,690)        (618)
       Other deferred tax liabilities.............................    (2,659)      (9,627)
                                                                    --------     --------
                                                                     (13,485)     (13,635)
                                                                    --------     --------
               Total..............................................  $  4,970     $ 36,832
                                                                    ========     ========

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE E -- INCOME TAXES -- (CONTINUED)
     Income taxes currently payable amounted to approximately $10,100 and $12,200 at December 31, 1994 and 1993, respectively.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries as such funds are deemed permanently reinvested to finance foreign expansion and meet operational needs on an ongoing basis. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its calculation; however, unrecognized non-U.S. tax credits and non-U.S. withholding taxes paid upon distribution would be available to reduce some portion of the U.S. liability.

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

     The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for their employees in the United States as well as their employees in foreign countries. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension costs accrued are funded except for the cost associated with a supplemental employee retirement plan for certain key employees.

     A summary of the components of total pension expense is as follows:

                                                               1994         1993         1992
                                                             --------     --------     --------
U.S. Plans:
  Service cost -- benefits earned during the year..........  $  7,155     $  6,115     $  5,571
  Interest cost on projected benefit obligation............    19,601       18,158       17,207
  Actual return on plan assets.............................   (18,795)     (19,569)     (16,812)
  Net amortization and deferral............................      (528)       1,441       (1,404)
                                                             --------     --------     --------
  Net pension cost of defined benefit plans................     7,433        6,145        4,562
  Defined contribution plans...............................       258          193          225
                                                             --------     --------     --------
          Total U.S. plans.................................     7,691        6,338        4,787
Non-U.S. Plans:
  Service cost -- benefits earned during the year..........     1,524        1,422        1,555
  Interest cost on projected benefit obligation............     2,207        2,253        2,472
  Actual return on plan assets.............................      (932)      (4,506)      (2,800)
  Net amortization and deferral............................    (1,717)       2,000          289
                                                             --------     --------     --------
  Net pension cost of defined benefit plans................     1,082        1,169        1,516
  Defined contribution plans...............................       702        1,326          905
                                                             --------     --------     --------
          Total Non-U.S. plans.............................     1,784        2,495        2,421
                                                             --------     --------     --------
          Total pension expense............................  $  9,475     $  8,833     $  7,208
                                                             ========     ========     ========

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT
          PLANS -- (CONTINUED)
     The funded status of the U.S. and Non-U.S. plans at December 31, 1994 and 1993 is as follows:

                                                          U.S.              NON-U.S.
                                                    1994         1993         1994         1993
                                                  --------     --------     --------     --------
Actuarial present value of accumulated benefit
  obligations:
     Vested.....................................  $218,754     $222,588     $ 24,902     $ 23,881
     Nonvested..................................     9,797        8,463          881        1,136
                                                  --------     --------     --------     --------
                                                  $228,551     $231,051     $ 25,783     $ 25,017
                                                  ========     ========     ========     ========
Actuarial present value of projected benefit
  obligations...................................  $258,661     $254,295     $ 29,020     $ 28,396
Plan assets at fair value.......................   243,802      228,014       32,272       28,191
                                                  --------     --------     --------     --------
Excess of projected benefit obligations over
  plan assets...................................   (14,859)     (26,281)       3,252         (205)
     Unrecognized net (gain) loss...............       155       13,788       (1,410)      (1,593)
     Unrecognized prior service cost............    13,839       10,835          389          540
     Unrecognized net assets at January 1, 1994
       and 1993, net of amortization............    (2,910)      (3,239)      (1,519)      (1,449)
     Minimum Liability..........................    (2,183)                     (480)        (351)
                                                  --------     --------     --------     --------
     Accrued retirement annuity expense
       recognized in the balance sheet..........  $ (5,958)    $ (4,897)    $    232     $ (3,058)
                                                  ========     ========     ========     ========

     The decrease in the actuarial present value of accumulated benefit obligations ("ABO") for the U.S. plans is largely due to the change in the discount rate from 7.5% to 8.25%, offset by the addition of a new non-qualified Supplemental Executive Retirement Plan, as well as the normal one year's additional accrual of benefit under all plans. In addition, the increase in the ABO for the foreign plans is largely due to the restructuring of some of the plans, as well as the normal one year's accrual of additional benefits, offset by a change in the weighted average discount rate from 7.5% to 8.2% in 1994.

     Assumptions used in accounting for the defined benefit plans as of December 31, 1994 and 1993 for both the U.S. and Non-U.S. plans were as follows:

                                                                    U.S.            NON-U.S.
                                                                    PLANS             PLANS
                                                                -------------     -------------
                                                                1994     1993     1994     1993
                                                                ----     ----     ----     ----
Weighted-average discount rates...............................  8.25%    7.5 %    8.2 %    7.5 %
Projected rates of increase in compensation...................  5.50%    4.1 %    4.8 %    4.2 %
Expected rates of return on plan assets.......................  9.00%    9.0 %    8.5 %    9.1 %

     Plan assets for the U.S. plans consist principally of deposit administration contracts and an investment contract with an insurance company. Other assets held by the U.S. plans not under insurance contracts are invested in equity and fixed income securities. Plan assets for the non-U.S. plans are invested in non-U.S. insurance contracts and non-U.S. equity and fixed income securities.

     The Company does not have and does not provide for any postretirement or postemployment benefits other than pensions.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT
          PLANS -- (CONTINUED)
     The Cleveland, Ohio area operations have a Guaranteed Continuous Employment Plan covering substantially all employees, which, in general, provides that the Company will provide work for at least 75% of every standard work week (presently 40 hours). This plan does not guarantee employment when the Company's ability to continue normal operations is seriously restricted by events beyond the control of the Company. The Company has reserved the right to terminate this plan effective at the end of a calendar year by giving notice of such termination not less than six months prior to the end of such year.

NOTE G -- INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

     The Company's primary business is the design, manufacture and sale, in the domestic and international markets of arc and other welding products and related gases used in the welding process. The Company also designs, manufactures and sells integral horsepower industrial electric motors. Financial information by geographic areas follows:

                                    UNITED                     OTHER
                                    STATES       EUROPE      COUNTRIES     ELIMINATIONS      TOTAL
                                   --------     --------     ---------     ------------     --------
1994:
  Net sales to unaffiliated
     customers.................    $641,607     $156,803     $108,194        $              $906,604
  Inter-geographic sales.......      40,876       10,558        7,060         (58,494)            --
                                   --------     --------     ---------     ------------     --------
          Total................    $682,483     $167,361     $115,254        $(58,494)      $906,604
                                   ========     ========     ========      ===========      ========
  Pre-tax profit (loss)........    $ 71,650     $  3,945     $  5,520        $   (947)      $ 80,168
  Identifiable assets..........     350,012      165,722       76,129         (35,006)       556,857
1993:
  Net sales to unaffiliated
     customers.................    $543,458     $211,268     $ 91,273        $              $845,999
  Inter-geographic sales.......      29,077        6,663        4,806         (40,546)            --
                                   --------     --------     ---------     ------------     --------
          Total................    $572,535     $217,931     $ 96,079        $(40,546)      $845,999
                                   ========     ========     ========      ===========      ========
  Pre-tax profit (loss)........    $ 42,570     $(68,865)    $(22,903 )      $  2,248       $(46,950)
  Identifiable assets..........     389,247      172,136       69,871         (71,711)       559,543
1992:
  Net sales to unaffiliated
     customers.................    $487,145     $275,520     $ 90,342        $              $853,007
  Inter-geographic sales.......      30,466        6,811        4,944         (42,221)            --
                                   --------     --------     ---------     ------------     --------
          Total................    $517,611     $282,331     $ 95,286        $(42,221)      $853,007
                                   ========     ========     ========      ===========      ========
  Pre-tax profit (loss)........    $ 24,860     $(52,828)    $ (7,183 )      $    721       $(34,430)
  Identifiable assets..........     294,730      246,457       86,839         (24,679)       603,347

     Intercompany sales between geographic regions are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation.

     Export sales (excluding intercompany sales) from the United States were $64,400 in 1994, $58,100 in 1993 and $67,100 in 1992.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE H -- ACQUISITIONS

     In June 1993, the Company purchased the outstanding minority interest in its subsidiary in Spain for approximately $8,500. In January and May of 1992, respectively, the Company purchased the remaining 29 percent interest in Lincoln Norweld and a small Mexican company for an aggregate of $37,300. These transactions were accounted for as purchases and their results of operations and the increased interest in their results of operations, were included in the consolidated statements of operations from the respective transaction dates.

NOTE I -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company has various financial instruments, including cash, cash equivalents and short and long-term debt. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies which require judgment. Accordingly, the use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company believes the carrying values of its financial instruments approximate their fair value.

NOTE J -- OPERATING LEASES

     The Company leases sales offices, warehouses, office equipment and data processing equipment. Such leases, some of which are noncancellable, and in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense was $9,226 in 1994, $9,864 in 1993 and $9,840 in 1992.

     At December 31, 1994, total minimum lease payments for noncancellable operating leases are as follows:

1995           $ 8,624
1996             6,855
1997             4,626
1998             3,887
1999             2,723
Thereafter       4,176
               -------
Total          $30,891
               =======

NOTE K -- CONTINGENCIES

     The Company and its subsidiaries are involved in various litigation in the ordinary conduct of its business. Based on information known to the Company, Management believes the outcome of all pending litigation will not have a material effect upon the financial position of the Company.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE L -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                    1994                          MAR 31       JUN 30       SEP 30       DEC 31
---------------------------------------------    --------     --------     --------     ---------
Net sales....................................    $210,525     $234,173     $230,752     $ 231,154
Gross profit.................................      81,966       90,316       89,904        88,159
Income before income taxes...................      17,785       21,494       21,499        19,390(a)
Net income...................................      10,407       12,307       11,669        13,625(a)
Net income per share.........................    $   0.96     $   1.12     $   1.06     $    1.24

                    1993                          MAR 31       JUN 30       SEP 30       DEC 31
---------------------------------------------    --------     --------     --------     ---------
Net sales....................................    $211,168     $215,441     $209,173     $ 210,217
Gross profit.................................      79,756       79,415       80,300        73,733
Income (loss) before income taxes and
  cumulative effect of accounting change.....      10,106        7,167       10,459       (74,682)(c)
Income (loss) before cumulative effect of
  accounting change..........................       4,806          995        3,706       (50,043)(c)
Net income (loss)............................       7,274(b)       995        3,706       (50,043)(c)
Per share data:
Income (loss) before cumulative effect of
  accounting change..........................    $   0.44     $   0.09     $   0.34     $   (4.61)
Net income (loss)............................    $   0.67     $   0.09     $   0.34     $   (4.61)

---------------

(a) - Includes $2,500 of net adjustments to various expense accruals and $3,140 for the devaluation of the Mexican peso, offset partially by net favorable inventory adjustments of $1,900 and adjustments to restructuring accruals of $3,235. Also includes a favorable $2,000 adjustment to income taxes to reflect the annual effective income tax rate.

(b) - The first quarter of 1993 includes an increase in net income of $2,468 ($.23 per share) for the cumulative effect on prior years for a change in accounting principle effective January 1, 1993.

(c) - Includes a $70,100 ($40,900 after tax or 3.77 per share) charge for restructuring and other pretax adjustments of $6,365.


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

             COL. A                  COL. B               COL. C                COL. D      COL. E
-----------------------------------------------------------------------------------------------------
ADDITIONS
                                                  (1)
                                                CHARGED
                                   BALANCE AT     TO
                                   BEGINNING     COSTS           (2)                         BALANCE
                                       OF         AND     CHARGED TO OTHER      NOTE A      AT END OF
           DESCRIPTION               PERIOD     EXPENSES  ACCOUNTS-DESCRIBE   DEDUCTIONS-    PERIOD
---------------------------------  ----------   -------   -----------------   -----------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 1994...    $6,258     $  995        $     117(2)      $ 3,119(1)   $ 4,251
  Year ended December 31, 1993...    $5,434     $2,037        $    (723)(2)     $   490      $ 6,258
  Year ended December 31, 1992...    $4,720     $2,842        $  (1,450)(2)     $   678      $ 5,434

---------------

(1) - Includes $2,480 relating to accounts written off during 1994 in connection with the Company's restructuring activities.

(2) - FAS #52 adjustment.

Note A - Uncollectible accounts written-off, net of recoveries.


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------     ------------------------------------------------------------------
    3(a)    Amended and Restated Articles of Incorporation of The Lincoln
            Electric Company (filed as Exhibit 3(a) to Form 10-K of The
            Lincoln Electric Company for the year ended December 31, 1993, SEC
            File No. 0-1402 and incorporated herein by reference and made a part hereof).
    3(b)    Amended and Restated Code of Regulations of The Lincoln Electric
            Company filed herewith.
    4(a)    Note Agreement dated November 20, 1991 between The Prudential
            Insurance Company of America and the Company (filed as Exhibit 4 to Form 10-K of The Lincoln Electric Company for the year ended
            December 31, 1991, SEC File No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated
            March 18, 1993; 8.98% Senior Note Due November 26, 2003 (filed as
            Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the
            year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993; 8.98% Senior Note Due
            November 26, 2003 (filed as Exhibit 4(a) to Form 10K of The
            Lincoln Electric Company for the year ended December 31, 1993, SEC
            File No. 0-1402 and incorporated herein by reference and made a part hereof), and as further amended by letter dated October 31,
            1994 (filed as Exhibit 4(a) to Form 10Q of The Lincoln Electric
            Company for the period ended September 30, 1994, SEC File No.
            0-1402 and incorporated herein by reference and made a part hereof).
    4(b)    Credit Agreement dated March 18, 1993 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4(b) to Form 10-K of The Lincoln
            Electric Company for the year ended December 31, 1992, SEC File
            No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by Amendment No. 1 to Credit Agreement dated
            November 19, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(b) to Form 10K of The Lincoln Electric Company for
            the year ended December 31, 1993, SEC File No. 0-1402 and
            incorporated herein by reference and made a part hereof), and as further amended by Amendment No. 2 to Credit Agreement dated
            October 31, 1994 (filed as Exhibit 4(b) to Form 10Q of The Lincoln
            Electric Company for the period ended September 30, 1994, SEC File
            No. 0-1402 and incorporated herein by reference and made a part hereof.)
    9       Voting Trust Agreement filed herewith.
   10(a)    The Lincoln Electric Company 1988 Incentive Equity Plan (filed as
            Exhibit 28 to the Form S-8 Registration Statement of The Lincoln
            Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof).
   10(b)    Form of Indemnification Agreement filed herewith.
   10(c)    Supplemental Executive Retirement Plan dated as of January 1,
            1994.
   10(d)    The Lincoln Electric Company Deferred Compensation Plan dated as of November 10, 1994.
   10(e)    Employment Agreement between the Company and Anthony A. Massaro dated July 14, 1993, as amended on January 1, 1994.


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------     ------------------------------------------------------------------
   10(f)    Employment Agreement between the Company and H. Jay Elliott dated
            June 22, 1993.
   10(g)    Employment Agreement between the Company and Frederick G. Stueber dated February 22, 1995.
   10(h)    Severance Agreement between the Company and Roger F. Young dated
            August 11, 1994
   10(i)    Severance Agreement between the Company and John Gonzalez dated
            November 22, 1994
   11       Computation of earnings per share.
   21       Subsidiaries of the Registrant.
   23       Consents of Independent Auditors.
   27       Financial Data Schedule.