Form 10-Q
period 1995-03-31
LINCOLN ELECTRIC CO
filed 1995-05-15
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For 3 Months Ended                  Commission File
March 31, 1995                      No. 0-1402



                          THE LINCOLN ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

State of Incorporation:                   I.R.S. Employer
Ohio                                      Ident. No:34-0359955



Shares of Common Stock Outstanding:  10,516,824

Shares of Class A Common Stock Outstanding:  499,840



Address of Principal Executive Offices:
22801 St. Clair Avenue
Cleveland, Ohio   44117

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
                                  "UNAUDITED"

                                         Three months ended March 31
                                        ----------------------------
                                            1995             1994
                                         --------          --------
Net sales                                $263,407          $210,525

Cost of goods sold                        161,545           128,559
                                         --------          --------

Gross profit                              101,862            81,966

Distribution cost/selling, general
 & administrative expenses                 71,815            61,024
                                         --------          --------

Operating income                           30,047            20,942

Other income/(expense):
 Interest income                              392               293
 Other income                                 394               448
 Interest expense                          (3,977)           (3,898)
                                         --------          --------
Total other income/(expense)               (3,191)           (3,157)
                                         --------          --------

Income before income taxes                 26,856            17,785

Income taxes                               10,802             7,378
                                         --------          --------

Net income                               $ 16,054          $ 10,407
                                         ========          ========


Net income per share                       $ 1.46            $ 0.96

Dividends paid                             $ 0.20            $ 0.18

Average number of shares
  outstanding: (in 000's of shares)        11,015            10,896

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (in thousands of dollars)

                                          "Unaudited"
                                         March 31, 1995   December 31, 1994
                                         --------------   -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                 $ 10,524           $ 10,424
  Accounts receivable (less allowance
   for doubtful accounts of $4,414 in
   1995 and $4,251 in 1994)                  150,602            126,007

  Inventories:  (Note B)
   Raw materials and in-process               79,648             72,302
   Finished goods                             92,617             82,974
                                            ---------          --------
                                             172,265            155,276

  Deferred income taxes                       10,924             11,601
  Prepaid expenses                             3,197              2,899
  Other current assets                         7,840              7,220
                                            --------           --------
TOTAL CURRENT ASSETS                         355,352            313,427

OTHER ASSETS
 Notes receivable from employees               2,952              3,151
 Goodwill, net                                39,469             39,213
 Other                                        17,640             16,855
                                            --------           --------
                                              60,061             59,219

PROPERTY, PLANT AND EQUIPMENT
Land                                          13,072             12,655
Buildings                                    121,702            118,903
Machinery, tools and equipment               327,526            312,957
                                            --------           --------
                                             462,300            444,515
Less allowances for depreciation
  and amortization                          (270,592)          (260,304)
                                            --------           --------
                                             191,708            184,211






                                            --------           --------
TOTAL ASSETS                                $607,121           $556,857
                                            ========           ========

                                          "Unaudited"
                                         March 31, 1995   December 31, 1994
                                         --------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Trade accounts payable                    $ 62,600           $ 54,766
  Notes payable to banks                      16,229             15,843
  Salaries, wages and amounts withheld        13,101             12,405
  Taxes, including income taxes               43,232             21,783
  Dividends payable                            2,241              2,203
  Current portion of long-term debt            2,065              2,272
  Accrued restructuring charges                9,045              8,968
  Other current liabilities (Note C)          47,140             25,877
                                            --------           --------
TOTAL CURRENT LIABILITIES                    195,653            144,117

Long-term debt, less current portion         174,526            194,831

Deferred income taxes, long-term               6,358              6,631

Other long-term liabilities                   10,597             10,337

Minority interest in subsidiaries              6,887              6,808

Shareholders' equity
 Common Stock                                  2,103              2,103
 Class A Common Stock                            100                100
 Additional paid-in-capital                   25,546             25,447
 Retained earnings                           190,816            176,965
 Cumulative translation adjustments           (5,465)           (10,482)
                                            --------           --------
TOTAL SHAREHOLDERS' EQUITY                   213,100            194,133






                                            ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $607,121            $556,857
                                            =========           =========

                                     -3-

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                                  "UNAUDITED"
                           (in thousands of dollars)
                                                       Three Months Ended
                                                            March 31
                                                    ----------------------
                                                      1995          1994
                                                    -------       --------
OPERATING ACTIVITIES
Net income                                          $16,054       $ 10,407
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                       6,469          7,189
  Foreign exchange (gain) loss                        2,055            483
  Employee stock ownership plan                                        229
  Minority interest                                     129            121
Change in operating assets and liabilities
 net of effects from acquisitions:
 (Increase) in accounts receivable                  (21,745)       (15,482)
 (Increase) decrease in inventories                 (14,392)         5,099
 (Increase) in other current assets                  (1,652)        (1,093)
 Increase in accounts payable                         7,495          1,655
 Increase in other current liabilities               40,855         23,508
 Gross change in other noncurrent assets             (1,066)        (1,209)
 Gross change in other noncurrent liabilities          (408)          (562)
 Other-net                                                9            (64)
 NET CASH PROVIDED BY OPERATING ACTIVITIES         ---------       -------
                                                     33,803         30,281

INVESTING ACTIVITIES
 Purchases of property, plant and equipment         (10,688)        (6,466)
 Proceeds from sale of property, plant and
 equipment                                              160            602
                                                     ------         ------
   NET CASH (USED) BY INVESTING ACTIVITIES          (10,528)        (5,864)

FINANCING ACTIVITIES
 Short-term borrowings-net                             (818)        (8,401)
 Repayment on short-term borrowings, maturities
  greater than three months                          (9,053)       (13,770)
 Proceeds on short-term borrowings, maturities
   greater than three months                          9,520         10,595
 Proceeds from long-term borrowings                  70,450        122,651
 Repayments on long-term borrowings                 (93,961)      (129,435)
 Dividends paid                                      (2,203)        (1,959)
 Other                                                  102           (840)
      NET CASH (USED) BY FINANCING ACTIVITIES       -------        -------
                                                    (25,963)       (21,159)

Effect of exchange rate changes on cash and
 cash equivalents                                     2 788            668
                                                    -------        -------
   INCREASE IN CASH AND CASH EQUIVALENTS                100          3,926

Cash and cash equivalents at beginning of period     10,424         20,381
                                                    -------        -------

Cash and cash equivalents at end of period         $ 10,524       $ 24,307
                                                    =======        =======

Cash paid during the period: Interest              $  2,400       $  4,406
                             Income taxes          $  1,726       $  2,876

                                     -4-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "UNAUDITED"

March 31, 1995



NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and contain all the adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ended December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B - INVENTORY VALUATION
The actual valuation of inventory under the LIFO method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations by necessity are based on estimates of expected year-end inventory levels and costs. Accordingly, interim results are subject to the final year-end LIFO inventory calculation.

NOTE C - OTHER CURRENT LIABILITIES
Other current liabilities includes provisions for possible year-end bonuses and related payroll taxes of $17.6 million. The payment of bonuses is wholly discretionary and is determined each year by the Board of Directors.

Part 1 - Item 2

Management's Discussion of Financial Condition and Results of Operations

Net Sales. Net sales for the quarter ended March 31, 1995 increased by 25.1% to $263.4 million, as compared with net sales of $210.5 million reported for the comparable period in 1994. Net sales from the Company's U.S. operations totaled $182.8 million for the first quarter of 1995, representing an increase of 20.9% or $31.5 million over the comparable prior year period. Non-U.S. sales totaled $80.6 million for the first quarter of 1995, representing an increase of 36.0% or $21.4 million over the same period in 1994. Both sales increases were attributable to increases in volume and price with volume being the more important factor. European sales also benefited from the partial regaining of market share in Germany where in 1994 market share had been lost because of the 1993 restructuring activities. Assuming economic activity in the U.S. and Western Europe continues to expand, sales in these regions are expected to remain strong for the balance of the year, but not with the percentage increases achieved in the first quarter of 1995. Currency translation had a positive effect of approximately $2.8 million on 1995 non-U.S. sales. Total U.S. third party and intercompany export sales were $31.9 million for the first quarter of 1995, an increase of 26.7% from $25.2 million reported in the prior year period. This increase reflects improved worldwide economic conditions and the effect of additional distributors.

Gross Profit. Gross profit increased to $101.9 million in the first quarter of 1995, as compared with $82.0 million for the same period in 1994. Gross profit as a percentage of sales declined slightly to 38.7% in the first quarter of 1995 from 38.9% in the comparable period in 1994. U.S. margins were 38.9% which was a decrease from 1994's first quarter margin of 39.7% principally caused by the first quarter's sales growth being proportionally higher in lower margin machines and motors. This trend is expected to continue. Higher U.S. material and other manufacturing costs incurred in the quarter were essentially offset by higher selling prices.

Distribution Cost/Selling, General & Administrative Expenses.
Distribution cost/selling, general & administrative expenses were $71.8 million or 27.3% of sales (26.4% at the Company's U.S. operations) for the first quarter of 1995. This compares with expenses of $61.0 million or 29.0% of sales (28.2% at the Company's U.S. operations) for the same period in 1994. Expenses for 1995 were unfavorably affected by further devaluation of the Mexican Peso resulting in a charge to operations without tax benefit of approximately $2.3 million in the first quarter of 1995. The decrease in expenses as a percentage of sales is attributable to increased sales volume and resulting operating leverage. Included in distribution cost/selling, general & administrative expenses are costs ($19.8 million in 1995 and $17.4 million in 1994) related to the Company's discretionary year-end employee bonus program which is subject to Board of Directors approval.

Management's Discussion of Financial Condition and Results of Operations


Interest Expense, Net. Interest expense, net was $3.6 million for the quarter ended March 31, 1995 which was unchanged from the prior year period as higher interest rates for 1995 were offset by lower debt levels.

Income Taxes. Income taxes for the quarter ended March 31, 1995 were $10.8 million on income before income taxes of $26.9 million, an effective rate of 40.2%, as compared with income taxes of $7.4 million on income before taxes of $17.8 million, or an effective rate of 41.5% for the same period in 1994. The decrease in the effective tax rate reflects the utilization of tax loss carryovers principally for the Company's European subsidiaries for which valuation allowances were previously provided against the related deferred tax asset.

Net Income. Net income increased 54.3% to $16.1 million or $1.46 per share for the quarter ended March 31, 1995 as compared with $10.4 million or $.96 per share for the comparable period in 1994.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash flows for the quarters ended March 31, 1995 and 1994 are presented in the consolidated statements of cash flows. Cash provided from operating activities for the quarter ended March 31, 1995 amounted to $33.8 million compared with $30.3 million for the comparable period in 1994. Cash flows from operations for 1995 were used primarily for net capital expenditures of $10.5 million, net debt repayments of $23.9 million and the payment of dividends in the amount of $2.2 million.

Total debt at March 31, 1995 was $192.8 million compared to $212.9 million at December 31, 1994. At March 31, 1995, total debt was 47.5% of total capitalization (shareholders' equity plus total debt), as compared with 52.3% at the end of 1994. The improvement in the ratio of total debt to total capitalization was due to a combination of reduced debt levels, and increased equity as a result of earnings for the quarter, net of dividend payments, and the favorable effects of currency translation of $5.0 million in the first quarter of 1995.

The Company is committed to reducing its debt levels in 1995 and is also addressing the need for additional capacity to meet the demand for its products. While the Company's debt agreements place limitations on capital expenditures, capital expenditures for 1995 are expected to increase over 1994 net expenditures which were $32.3 million.

Management's Discussion of Financial Condition and Results of Operations

The Company's Board of Directors believes that the Company's future growth and success would be enhanced by a reduction in the Company's leverage and access to greater capital. The Company is pursuing a recapitalization authorizing a new class of non-voting common shares (the "Non-Voting Shares"). The authorization of the Non-Voting Shares requires shareholder approval, which is being solicited in connection with the Company's annual meeting scheduled to be held on May 23, 1995. The recapitalization anticipates that the Board of Directors, following shareholder approval, would authorize a stock dividend of one Non-Voting Share for each outstanding share of the Company's voting common stock. The Company would then engage in a public offering of Non-Voting Shares. On April 27, 1995, the Company filed a Registration Statement on Form S - 3 with the Securities and Exchange Commission for the purpose of registering Non-Voting Shares for sale to the public. The size and timing of such offering is dependent on a variety of factors, many of which are outside the Company's control.

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

Part II - Other Information

Item 1.  Legal proceedings

Ellis F. Smolik filed a proposed class action on April 27, 1995 in Common Pleas Court, Cuyahoga County, Ohio, alleging that the Company breached the terms of incentive stock award agreements with him and 49 others. According to the complaint, under those agreements these individuals were entitled to, but did not receive, an aggregate of approximately 530,000 shares of common stock of the Company based on what the complaint says was the Company's financial performance in the years 1989 through 1991. The complaint also alleges that the Company breached fiduciary duties owed to these individuals. The complaint seeks compensatory damages of $31 million, calculated by reference to the current market price of Company stock, and punitive damages of eight times that amount. Mr. Smolik voluntarily retired as an officer of the Company in 1994, at age 75, without reference to these allegations. The Company believes that the allegations are without merit and that the damage claims are not supportable. The Company has tendered the matter to its insurance carrier and it plans a vigorous defense.

Part II - Other Information

Item 2.  Changes in Securities -- No change.

Item 3.  Defaults Upon Senior Securities -- None.

Item 4.  Submission of Matter to a vote of Security Holdings -- None.

Item 5.  Other Information -- None

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibit No.

            (27)  Financial Data Schedule

            (99) Press release dated March 30, 1995 relating to proposed recapitalization plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LINCOLN ELECTRIC COMPANY



/s/ Jay Elliott                              /s/ Graham A. Peters
- --------------------------------             --------------------------------
    Jay Elliott                                  Graham A. Peters
    Vice President, Chief Financial              Corporate Controller
    Officer and Treasurer

May 15, 1995                                 May 15, 1995