Form 10-Q
period 1995-06-30
LINCOLN ELECTRIC CO
filed 1995-08-07
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended              Commission File
June 30, 1995                         No. 0-1402



                          THE LINCOLN ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

State of Incorporation:                   I.R.S. Employer
Ohio                                      Ident. No:34-0359955



Common Shares Outstanding:  10,520,820

Class A Common Shares Outstanding:  11,016,664

Class B Common Shares Outstanding:  499,840



Address of Principal Executive Offices:
22801 St. Clair Avenue
Cleveland, Ohio   44117

Registrant's Telephone Number:
(216) 481-8100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
     ----        -----

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                (In thousands of dollars except per share data)
                                  "UNAUDITED"


                                        Quarter ended June 30  Six months ended June 30
                                        ---------------------    ----------------------
                                          1995         1994        1995        1994
                                        --------     --------    --------    --------
Net sales                               $268,199     $234,173    $531,606    $444,698
Cost of goods sold                       160,984      143,857     322,529     272,416
                                        --------     --------    --------    --------
Gross profit                             107,215       90,316     209,077     172,282

Distribution cost/selling,
 general & administrative
 expenses                                 76,566       65,818     148,381     126,842
                                        --------     --------    --------    --------

Operating income                          30,649       24,498      60,696      45,440

Other income/(expense):
 Interest income                             320          299         712         592
 Other income                                552          809         946       1,257
 Interest expense                         (3,559)      (4,112)     (7,536)     (8,010)
                                         -------     --------    --------    --------
Total other income/(expense)              (2,687)      (3,004)     (5,878)     (6,161)
                                         -------     --------    --------    --------

Income before income taxes                27,962       21,494      54,818      39,279

Income taxes                              10,577        9,187      21,379      16,565
                                        --------     --------    --------    --------
Net income                              $ 17,385     $ 12,307    $ 33,439    $ 22,714
                                        ========     ========    ========    ========

Net income per share                    $   0.79     $   0.56    $   1.52    $   1.04

Cash dividends paid per
 share                                  $   0.10     $   0.09    $   0.20    $   0.18

Average number of Common Shares
 outstanding: (in thousands
 of shares)                               22,034       21,926      22,032      21,864



NOTE: All shares and per share amounts have been adjusted to reflect the stock dividend on June 12, 1995 of one Class A Common Share for each outstanding Common Share and Class B Common Share held on the record date of June 5, 1995.


See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)
                                 "UNAUDITED"

                                                   June 30, 1995     December 31, 1994
                                                   -------------     -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                           $ 11,606           $ 10,424
  Accounts receivable (less allowances
   of $4,178 in 1995; $4,251 in 1994)                  157,910            126,007

  Inventories:  (Note B)
   Raw materials and in-process                         89,939             72,302
   Finished goods                                       97,952             82,974
                                                      --------           --------
                                                       187,891            155,276

  Deferred income taxes                                 11,318             11,601
  Prepaid expenses                                       2,473              2,899
  Other current assets                                   7,313              7,220
                                                      --------           --------
TOTAL CURRENT ASSETS                                   378,511            313,427

OTHER ASSETS
 Notes receivable from employees                           281              3,151
 Goodwill, net                                          39,667             39,213
 Other                                                  16,974             16,855
                                                      --------           --------
                                                        56,922             59,219

PROPERTY, PLANT AND EQUIPMENT
Land                                                    13,185             12,655
Buildings                                              122,086            118,903
Machinery, tools and equipment                         340,538            312,957
                                                      --------           --------
                                                       475,809            444,515
Less allowances for depreciation
  and amortization                                     274,883            260,304
                                                      --------           --------
                                                       200,926            184,211
                                                      --------           --------



TOTAL ASSETS                                          $636,359           $556,857
                                                      ========           ========


See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)
                                  "UNAUDITED"


                                                   June 30, 1995    December 31, 1994
                                                  --------------    -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Trade accounts payable                              $ 66,889           $ 54,766
  Notes payable to banks                                19,616             15,843
  Salaries, wages and amounts withheld                  12,713             12,405
  Taxes, including income taxes                         39,930             21,783
  Dividends payable                                      2,229              2,203
  Current portion of long-term debt                      1,796              2,272
  Accrued restructuring charges                          8,676              8,968
  Other current liabilities (Note C)                    63,705             25,877
                                                      --------           --------
TOTAL CURRENT LIABILITIES                              215,554            144,117

Long-term debt, less current portion                   165,577            194,831

Deferred income taxes                                    6,381              6,631

Other long-term liabilities                             12,985             10,337

Minority interest in subsidiaries                        6,634              6,808

Shareholders' equity (Notes D & E)
 Common Shares                                           2,104              2,103
 Class A Common Shares                                   2,203
 Class B Common Shares                                     100                100
 Class A Common Shares Subscribed                       79,293
 Stock Subscription Receivable                         (79,293)
 Additional paid-in-capital                             23,462             25,447
 Retained earnings                                     205,997            176,965
 Cumulative translation adjustments                     (4,638)           (10,482)
                                                      --------           --------
TOTAL SHAREHOLDERS' EQUITY                             229,228            194,133
                                                      --------           --------




TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $636,359           $556,857
                                                      ========           ========


See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)
                             "UNAUDITED"

                                                                   Six Months Ended
                                                                        June 30
                                                                ----------------------
                                                                  1995          1994
                                                                -------       --------
OPERATING ACTIVITIES
Net income                                                      $33,439       $ 22,714
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                                  13,067         12,914
  Minority interest                                                 214            234
Change in operating assets and liabilities:
 (Increase) in accounts receivable                              (29,316)       (19,851)
 (Increase) decrease in inventories                             (30,009)         2,948
 Decrease in other current assets                                 1,435          2,755
 Increase in accounts payable                                    11,486          4,189
 Increase in other current liabilities                           53,185         34,125
 Gross change in other noncurrent assets                            212         (1,182)
 Gross change in other noncurrent liabilities                     2,124           (706)
 Other-net                                                        1,057             60
                                                                -------        -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                     56,894         58,200

INVESTING ACTIVITIES
 Purchases of property, plant and equipment                     (25,604)       (13,375)
 Proceeds from sale of property, plant and equipment              1,263          1,273
                                                                 ------        -------
   NET CASH (USED) BY INVESTING ACTIVITIES                      (24,341)       (12,102)

FINANCING ACTIVITIES
 Short-term borrowings-net                                          506           (316)
 Repayment on short-term borrowings, maturities
  greater than three months                                     (20,849)       (26,698)
 Proceeds on short-term borrowings, maturities
   greater than three months                                     22,395         13,801
 Proceeds from long-term borrowings                             211,274        183,765
 Repayments on long-term borrowings                            (242,466)      (213,017)
 Cash dividends                                                  (4,406)        (3,920)
 Other                                                            2,784          1,323
                                                                -------        -------
   NET CASH (USED) BY FINANCING ACTIVITIES                      (30,762)       (45,062)

Effect of exchange rate changes on cash and
 cash equivalents                                                  (609)         2,148
                                                                -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS                             1,182          3,184
Cash and cash equivalents at beginning of period                 10,424         20,381
                                                                -------        -------
Cash and cash equivalents at end of period                     $ 11,606       $ 23,565
                                                                =======        =======
Cash paid during the period for: Interest                      $  8,478       $  8,184
                                 Income taxes                  $  5,246       $  4,434

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "UNAUDITED"

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

June 30, 1995

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and contain all the adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the quarter and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for any other interim period or for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B - INVENTORY VALUATION
The actual valuation of inventory under the last-in first-out (LIFO) method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations by necessity are based on estimates of expected year-end inventory levels and costs. Accordingly, interim results are subject to the final year-end LIFO inventory calculation.

NOTE C - OTHER CURRENT LIABILITIES
Other current liabilities at June 30, 1995 include accruals for possible year-end bonuses and related payroll taxes of $35.5 million. The payment of bonuses is wholly discretionary and is determined each year by the Board of Directors.

NOTE D - RECAPITALIZATION AND STOCK DISTRIBUTION
At the Annual Meeting on May 23, 1995, the shareholders of the Company approved, among other things, an amendment to the Company's Articles of Incorporation to:

  (1) Change the existing class of Common Stock, without par value into Common Shares;

  (2) Change the existing class of Class A Common Stock, without par value, into Class B Common Shares;

  (3) Authorize a new class of non-voting shares to be designated Class A Common Shares;

  (4) Increase the total number of authorized common shares of all classes from seventeen million (17,000,000) to sixty-two million (62,000,000) shares consisting of thirty million (30,000,000) Common Shares, thirty million (30,000,000) Class A Common Shares and two million (2,000,000) Class B Common Shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "UNAUDITED"

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

June 30, 1995

On May 24, 1995, the Board of Directors of the Company approved the filing of Restated Articles of Incorporation with the Secretary of the State of Ohio, and authorized a dividend payable on June 12, 1995 to shareholders of record on June 5, 1995 of one Class A Common Share for each outstanding Common Share (formerly known as Common Stock) and Class B Common Share (formerly known as Class A Common Stock). All per share amounts and the shares used in the computation of per share amounts have been adjusted to reflect the recapitalization and dividend distribution. See Item 2.

NOTE E - SALE OF CLASS A COMMON SHARES
On June 29, 1995, the Company sold in an underwritten public offering 2,796,914 Class A Common Shares for $28.35 per share, net of the underwriting discount. The closing date for the transaction was July 6, 1995 at which time the Company received the net proceeds of $79.3 million which were used to reduce debt of the Company. In the June 30, 1995 statement of consolidated financial condition, the Company recorded in Shareholders' Equity the transaction as Class A Common Shares subscribed with an offsetting stock subscription receivable. On August 2, 1995, the Company sold an additional 66,593 Class A Common Shares for $28.35 per share under an over allotment provision of the Underwriting Agreement and received additional net proceeds of $1.9 million.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Quarterly and Six-Month Results of Operations

The following table shows the Company's results of operations for the three and six month periods ending June 30, 1995 and 1994:

                                              Three months ended June 30,
                                              1995                  1994
                                         --------------        -------------
                                                  % of                  % of
                                         Amount  Sales         Amount  Sales
                                         ------  ------        ------  -----
                                              (in millions of dollars)
Net Sales                                $268.2  100.0%        $234.2  100.0%
Cost of Goods Sold                        161.0   60.0%         143.9   61.4%
                                         ------  ------        ------  ------
  Gross Profit                            107.2   40.0%          90.3   38.6%
Distribution Cost/Selling
  General & Adm. Expenses                  76.6   28.5%          65.8   28.1%
                                         ------  ------        ------  ------
  Operating Income                         30.6   11.5%          24.5   10.5%
Other Income                                0.6    0.2%           0.8    0.3%
Interest expense, Net                      (3.2)  -1.2%          (3.8)  -1.6%
                                         ------  ------        ------  ------
  Income before Income Taxes               28.0   10.5%          21.5    9.2%
Income Taxes                               10.6    4.0%           9.2    3.9%
                                         ------  ------        ------  ------
Net Income                               $ 17.4    6.5%        $ 12.3    5.3%
                                         ======  ======        ======  ======


                                               Six months ended June 30,
                                              1995                  1994
                                         --------------        --------------
                                                  % of                  % of
                                         Amount  Sales         Amount  Sales
                                         ------  ------        ------  ------
                                              (in millions of dollars)
Net Sales                                $531.6  100.0%        $444.7  100.0%
Cost of Goods Sold                        322.5   60.7%         272.4   61.3%
                                         ------  ------        ------  ------
  Gross Profit                            209.1   39.3%         172.3   38.7%
Distribution Cost/Selling
  General & Adm. Expenses                 148.4   27.9%         126.8   28.5%
                                         ------  ------        ------  ------
  Operating Income                         60.7   11.4%          45.5   10.2%
Other Income                                0.9    0.2%           1.2    0.3%
Interest expense, Net                      (6.8)  -1.3%          (7.4)  -1.7%
                                         ------  ------        ------  ------
  Income before Income Taxes               54.8   10.3%          39.3    8.8%
Income Taxes                               21.4    4.0%          16.6    3.7%
                                         ------  ------        ------  ------
Net Income                               $ 33.4    6.3%        $ 22.7    5.1%
                                         ======  ======        ======  ======

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1994.

NET SALES. Net sales were $268.2 million for the quarter ended June 30, 1995, an increase of 14.5% over the $234.2 million reported for the second quarter of 1994. Net sales from the Company's U.S. operations were $186.1 million for the second quarter of 1995, an increase of 13.2% or $21.7 million over the comparable prior year period. Included in net sales from the Company's U.S. operations were third party export sales of $22.5 million, which represents a 39.6% increase over the same period in 1994. Non-U.S. sales were $82.1 million for the second quarter of 1995, an increase of 17.7% or $12.3 million over the same period last year. Volume and price increases contributed to the growth in revenues in the quarter both in the U.S. and abroad, with volume growth being the most important factor. Non-U.S. sales were also favorably affected by currency rates.

GROSS PROFIT. Gross profit was $107.2 million (40.0% of net sales) for the second quarter of 1995 compared with $90.3 million (38.6% of net sales) for the same period in 1994 with the increase due principally to higher gross profit margins on non-U.S. sales. Gross profit as a percentage of net sales from the Company's U.S. operations was substantially consistent with the comparable period in 1994 as higher raw material and other manufacturing costs were essentially offset by higher selling prices. The improvement in the gross profit margins on non-U.S. sales was attibutable to greater absorption of manufacturing expenses over higher sales volume and the effects of general price increases instituted in the first quarter of 1995.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses were $76.6 million or 28.5% of net sales for the second quarter of 1995. This compares with expenses of $65.8 million or 28.1% of net sales for the comparable prior year period. Included in SG&A expenses are costs related to the Company's discretionary year-end bonus program amounting to approximately $20.4 million ($18.7 million in 1994) which are subject to Board of Directors' approval. Also included in SG&A expenses in the second quarter of 1995 are costs of $1.9 million related to the retirement of an officer of the Company.

INTEREST EXPENSE, NET. Interest expense, net was $3.2 million for the second quarter of 1995 as compared with $3.8 million for the second quarter of 1994 reflecting lower debt levels between periods, offset partially by higher interest rates.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


INCOME TAXES. Income taxes for the second quarter of 1995 were $10.6 million on income before income taxes of $28.0 million, an effective rate of 37.8%, as compared with income taxes of $9.2 million on income before income taxes of $21.5 million, an effective rate of 42.7%, for the same period last year. The decrease in the effective tax rate continues to reflect the utilization of tax loss carryovers principally for the Company's European subsidiaries for which valuation allowances were previously provided against related deferred tax assets. In the 1995 second quarter, the estimated 1995 annual effective income tax rate was reduced to 39.0% from 40.2% as reported in the 1995 first quarter. The rate reduction was principally attributable to greater anticipated utilization of tax loss carryforwards principally in Europe for which deferred tax valuation allowances had previously been provided. The change in the estimated annual effective income tax rate increased net income for the 1995 second quarter by $.7 million or $0.03 per share.

NET INCOME. Net income increased 41.3% to $17.4 million, or $0.79 per share for the second quarter of 1995, as compared with $12.3 million or $0.56 per share for the prior year.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1994.

NET SALES. For the first six months of 1995, net sales were $531.6 million, or 19.5% higher than the $444.7 million reported for the first half of 1994. U.S. sales totaled $368.9 million, representing an increase of 16.9%, or $53.3 million over the same period last year. Included in net sales from the Company's U.S. operations were third party export sales of $40.9 million which represented a 28.4% increase over the same period in 1994. Non-U.S. sales totaled $162.7 million, representing an increase of 26.1%, or $33.6 million, over the prior year's six-month period. Sales increases in the U.S. and abroad were attributable to a combination of volume and price increases with volume being the most important factor. European sales continued to benefit from the partial regaining of market share in Germany where in early 1994 market share had been lost due to the 1993 restructuring activities. Assuming economic activity in the U.S. and Western Europe continues to expand, sales in these regions are expected to remain strong for the balance of the year but not with the percentage increases achieved in the first six months of 1995. Currency translation had a positive effect of approximately $6.1 million on 1995 non-U.S. sales.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


GROSS PROFIT. Gross profit was $209.1 million (39.3% of net sales) for the first six months of 1995 as compared with $172.3 million (38.7% of sales) for the same period in 1994 with the increase due principally to higher gross profit margins on non-U.S. sales. The improvement in non-U.S. gross profit margins was attributable to a combination of greater absorption of manufacturing expenses over higher sales volume and general price increases.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. For the first six months of 1995, SG&A expenses were $148.4 million or 27.9% of net sales. This compares with expenses of $126.8 million or 28.5% of sales for the first half of 1994. The decrease in costs as a percentage of sales reflects improved economies of scale achieved by higher sales volume and tight cost-control initiatives. Expenses for 1995 were unfavorably affected by a first quarter charge without tax benefit of $2.3 million due to the devaluation of the Mexican Peso and in the second quarter a $1.9 million charge for costs related to the retirement of an officer of the Company. Included in SG&A expenses are costs related to the Company's discretionary year-end bonus program amounting to approximately $40.5 million for the first half of 1995 ($36.0 million in 1994) which is subject to Board of Directors' approval.

INTEREST EXPENSE, NET. For the first six months of 1995, interest expense net was $6.8 million compared with $7.4 million for the first six months of 1994. The decrease was attributable to lower debt levels, which were offset partially by higher interest rates in 1995.

INCOME TAXES. For the six months ended June 30, 1995, income taxes were $21.4 million on income before income taxes of $54.8 million, an effective tax rate of 39.0%, as compared with income taxes of $16.6 million on income before income taxes of $39.3 million, an effective tax rate of 42.2%, for the same period last year. The decrease in the effective tax rate reflects the utilization of tax loss carryovers principally for the Company's European subsidiaries for which valuation allowances were previously provided against related deferred tax assets. In the 1995 second quarter, the estimated 1995 annual effective income tax rate was reduced to 39.0% from 40.2% as reported in the 1995 first quarter. The rate reduction was principally attributable to greater anticipated utilization of tax loss carryforwards principally in Europe for which deferred tax valuation allowances had previously been provided. The change in the estimated annual effective income tax rate increased net income for the 1995 second quarter and six month periods by $.7 million or $0.03 per share.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


NET INCOME. Net income for the first six months of 1995 increased 47.2% to $33.4 million, or $1.52 per share, as compared with $22.7 million, or $1.04 per share, reported for the comparable period in 1994.

LIQUIDITY AND CAPITAL RESOURCES. The Company's cash flows for the six months ended June 30, 1995 and 1994 are presented in the consolidated statements of cash flows. Cash provided from operating activities for the six months ended June 30, 1995 amounted to $56.9 million as compared with $58.2 million for the comparable period in 1994. Cash flows from operations for 1995 were used primarily for net capital expenditures of $24.3 million, net debt repayments of $29.1 million and the payment of dividends in the amount of $4.4 million. Cash flows from operations for 1994 were used primarily for net capital expenditures of $12.1 million, net debt repayments of $42.5 million, and the payment of dividends in the amount of $3.9 million.

Net working capital was $163.0 million at June 30, 1995 compared to $169.3 million at December 31, 1994. The net decrease in working capital for the first six months of 1995 was primarily a combination of increases in accounts receivable of $31.9 million and inventories of $32.6 million as a result of the increase in business volume offset by increases in current liabilities of $71.4 million principally as a result of higher accounts payable ($12.1 million), accrued taxes ($18.1 million) and other current liabilities ($37.8 million). Other current liabilities at June 30, 1995 include accruals for possible year-end bonuses and related payroll taxes of $35.5 million which are wholly discretionary and subject to Board of Directors approval.

Total debt at June 30, 1995 was $187.0 million as compared with $212.9 million at December 31, 1994. At June 30, 1995, total debt was 44.9% of total capitalization (shareholders' equity plus total debt), as compared with 52.3% at the end of 1994. The improvement in the ratio of total debt to total capitalization was due to a combination of reduced debt levels, increased equity resulting from earnings for the period, net of dividend payments, favorable effects of currency translation of $5.8 million and the cyclical nature of the Company's cash requirements. The payment of bonuses at the end of 1995 will affect the ratio of total debt to total capitalization.

Capital expenditures for property, plant and equipment totaled $25.6 million for the six months of 1995, compared to $13.4 million for the comparable period in 1994. Expenditures for property, plant and equipment represent the Company's continued commitment to support and develop advanced technologies and new products, to expand current capacity and reduce future manufacturing costs. The Company continues to closely monitor its capital expenditures and is adding to capacity to meet the demand for its products and modernizing facilities as necessary. Capital expenditures for 1995 are expected to increase over 1994 expenditures.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


On June 29, 1995, the Company sold in an underwritten public offering approximately 2.8 million Class A Common Shares for $28.35 per share, net of the underwriting discount. The closing date for the transaction was July 6, 1995 at which time the Company received net proceeds of $79.3 million which were used to reduce debt. On August 2, 1995, the Company sold an additional 66,593 Class A Common Shares for $28.35 per share under an over allotment provision of the Underwriting Agreement and received net proceeds of $1.9 million. Giving effect to the sale of the aforementioned Class A Common Shares and the application of the proceeds to reduce debt, the ratio of total debt to total capitalization at June 30, 1995 would have been 25.4%.

The Company's Credit Agreement and 8.98% Senior Note Agreement contain various financial covenants which require the following: (i) a 1.35 to 1 consolidated current ratio, (ii) the maintenance of consolidated tangible net worth of $125 million plus 50% of net income subsequent to January 1, 1995 (iii) a minimum interest coverage ratio of 3 to 1 after June 30, 1995, (iv) funded debt to capital ratios (.55 to 1 as of July 1, 1995 decreasing to .50 to 1 after December 31, 1995), (v) limitations on capital expenditures and (vi) limitations on the payment of dividends and purchases of unrestricted stock to 50% of cumulative net income from January 1, 1993, plus $25 million. The Company is in compliance with all of its financial covenants and does not anticipate violating any of its covenants. Management believes that the current financing arrangements and the cash flows generated from operations will provide adequate funds to support the existing operations of the Company and satisfy both its capital requirements and regular dividend practices throughout the term of the Credit Agreement.

Part II - Other Information

Item 1.  Legal proceedings

The Company is a co-defendant in nineteen cases alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The total number of claimants in these cases is 28. The amended complaints in two of the cases, pending in Illinois and Wisconsin, include class action allegations, which the Company intends to contest. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Two similar cases have been tried, both to defense verdicts.

Part II - Other Information

Item 1.  Legal proceedings (Cont'd.)

Claims pending against the Company alleging asbestos induced illness total 12,731; in each instance, the Company is one of a large number of defendants. Approximately 4,407 of these asbestos claims are in Orange County, Texas where a motion to certify a class action, which is being contested vigorously, is pending. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Twenty cases have been tried, all to defense verdicts. Voluntary dismissals on such claims total over 13,000; summary judgments for the defense total 74.

Item 2.  Changes in Securities

On May 24, 1995, the Company amended its Amended and Restated Articles of Incorporation to (i) change the then existing class of Common Stock, without par value, into Common Shares; (ii) change the then existing class of Class A Common Stock, without par value, into Class B Common Shares; (iii) authorize a new class of non-voting shares to be designated Class A Common Shares; (iv) increase the total number of authorized common shares of all classes from 17,000,000 to 62,000,000, consisting of 30,000,000 Common Shares, 30,000,000
Class A Common Shares and 2,000,000 Class B Common Shares; and (v) clarify the circumstances under which the Company may purchase and sell its own shares in accordance with the Ohio General Corporation Law.

The authorization and subsequent issuance of the Class A Common Shares did not materially limit or qualify the rights of holders of Common Shares and Class B Common Shares except as follows: in certain limited situations in which the holder of Common Shares has acquired voting rights disproportionate to equity ownership through acquisitions of Common Shares without corresponding purchases of Class A Common Shares, the voting rights of all Common Shares owned by such shareholder will be automatically suspended until (a) consummation of a tender offer to acquire additional Class A Common Shares or (b) all Common Shares causing such offer requirement to be effective are no longer beneficially owned by such shareholder.

Item 3.  Defaults Upon Senior Securities -- None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a)  The Annual Meeting was held on May 23, 1995.

         (b)  The following were elected Directors at the meeting:

              For terms ending in 1998:

                Kathryn Jo Lincoln
                Frederick W. Mackenbach
                Lawrence O. Selhorst
                Craig R. Smith

Part II - Other Information (Cont'd.)

Item 4.  Submission of Matters to a Vote of Security-Holders.
         (Cont'd.)

              Continuing Directors whose terms end in 1997:

                Donald F. Hastings
                Hugh L. Libby
                David C. Lincoln
                G. Russell Lincoln
                Henry L. Meyer, III
                Frank L. Steingass

              Continuing Directors whose terms end in 1996:

                Harry Carlson
                David H. Gunning
                Edward E. Hood, Jr.
                Paul E. Lego
                Emma S. Lincoln

         (c) The following matters were voted upon by security-holders:

             (i) ELECTION OF DIRECTORS: The shareholders voted in favor of electing the following persons as Directors of the Company whose terms end in 1998:

                                           Votes for  Votes Withheld
                                           ---------  --------------
                Kathryn Jo Lincoln         9,717,476     122,659
                Frederick W. Mackenbach    9,736,364     103,771
                Lawrence O. Selhorst       9,743,095      97,040
                Craig R. Smith             9,722,813     117,322

              (ii) RECAPITALIZATION AMENDMENT: The security-holders approved a proposal to amend the Company's Articles to change the existing class of Common Stock, without par value, into Common Shares, change the existing class of Class A Common Stock, without par value, into Class B Common Shares, authorize a new class of non-voting shares to be designated Class A Common Shares, increase the total number of authorized common shares of all classes from 17,000,000 to 62,000,000, consisting of 30,000,000 Common Shares, 30,000,000 Class A Common Shares and 2,000,000 Class B Common Shares, and clarify the circumstances under which the Company may purchase and sell its own shares in accordance with the Ohio General Corporation Law. Approval of the Recapitalization Amendment required the affirmative vote of holders of two-thirds of the outstanding common shares

Part II - Other Information (Cont'd.)

Item 4.  Submission of Matters to a Vote of Security-Holders.
         (Cont'd.)

             voting together as a single class, as well as the vote of holders of two-thirds of the outstanding common shares (excluding the Class B Common Shares) voting separately as a class. The results of the security-holder votes on the Recapitalization Amendment are as follows:

                a)  common shares voting together as a single class:

                      For                9,069,614
                      Against              187,077
                      Abstain              181,870
                      Broker Non-Vote      401,574

                b) common shares (excluding Class B Common Shares) voting as a single class:

                      For                8,913,124
                      Against              179,555
                      Abstain              176,298
                      Broker Non-Vote      401,574

             (iii)  PROPOSAL TO AMEND ARTICLE EIGHTH OF THE ARTICLES OF THE
             COMPANY: The security-holders approved a proposal to amend Article Eighth to conform certain portions of Article Eighth to reflect the Company's revised capital structure after approval of the Recapitalization Amendment. Approval of the Articles Amendment required the affirmative vote of the holders of two-thirds of the outstanding common shares voting together as a single class, as well as the holders of two-thirds of the out-standing common shares held by persons who are not members of the Lincoln Family, voting together as a single class. The results of the security-holder votes on the proposal to amend Article Eighth of the Articles of the Company are as follows:

                a)  common shares voting together as a single class:

                      For                9,050,349
                      Against              180,786
                      Abstain              207,426
                      Broker Non-Vote      401,574

Part II - Other Information (Cont'd.)

Item 4.  Submission of Matters to a Vote of Security-Holders.
         (Cont'd.)


                b) common shares held by persons who are not members of the Lincoln Family voting together as a single class:

                      For                4,076,357
                      Against              180,786
                      Abstain              207,426
                      Broker Non-Vote      401,574

              (iv) PROPOSAL TO AMEND ARTICLES VI AND VII AND TO DELETE
              ARTICLE VIII OF THE REGULATIONS OF THE COMPANY: The security-holders approved a proposal to amend Article VI and Article VII and to delete Article VIII of the Regulations of the Company. The Regulations Amendment authorizes both standing and special Board committees and provides the Board of Directors with more flexibility with respect to the election and removal of officers, and the duties ascribed to each officer. The results of the security-holder vote on the Regulations Amendment are as follows:

                      For              9,042,509
                      Against            209,576
                      Abstain            230,426
                      Broker Non-Vote    401,574

              (v)  APPROVAL OF THE 1995 LINCOLN STOCK PURCHASE PLAN:
              The security-holders approved the 1995 Lincoln Stock Purchase Plan, which provides for the purchase of Common Shares and Class A Common Shares by the employees of the Company and its subsidiaries. The results of the security-holder vote on the 1995 Lincoln Stock Purchase Plan are as follows:

                      For              9,237,633
                      Against             77,150
                      Abstain            123,778
                      Broker Non-Vote    401,574

Part II - Other Information (Cont'd.)

Item 4.  Submission of Matters to a Vote of Security-Holders.
         (Cont'd.)


              (vi) APPROVAL OF THE LINCOLN NON-EMPLOYEE DIRECTORS' RESTRICTED STOCK PLAN: The security-holders approved resolutions that constitute the Lincoln Non-Employee Directors' Restricted Stock Plan which provides for automatic awards on January 1 of each year (or, with respect to 1995, on June 13, 1995) of $10,000 worth of Common Shares to each non-employee Director subject to certain transfer restrictions and risk of forfeiture. The results of the security-holder vote on the resolutions providing a Non-Employee Directors' Restricted Stock Plan are as follows:

                      For              8,528,890
                      Against            646,360
                      Abstain            307,261
                      Broker Non-Vote    357,624

              (vii) APPOINTMENT OF INDEPENDENT AUDITORS: The security-holders ratified the appointment of the firm of Ernst & Young LLP as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 1995. The results of the security-holder vote on the proposal to ratify the Appointment of Independent Auditors are as follows:

                      For                9,709,214
                      Against               54,117
                      Abstain               76,804
                      Broker Non-Vote            0

              (viii)  PROPOSAL AND SUPPORTING STATEMENT OF PROPONENT:
              The security-holders defeated a proposal submitted with supporting statement by Allen Wolff, Trustee, to remove all discretionary power of voting by the named proxy-holder on any issue where no direction has been given. The results of the security-holder vote on the Proposal and Supporting Statement of Proponent are as follows:

                      For                  837,421
                      Against            8,254,485
                      Abstain              346,655
                      Broker Non-Vote      401,574

Part II - Other Information (Cont'd.)

Item 5.  Other Information

1. Mr. Carlson retired an as officer of the Company effective June 30, 1995. Mr. Carlson continues to serve as a director of the Company. In conjunction with his retirement, the Company entered into Deferred Compensation and Consulting Agreements with Mr. Carlson. Pursuant to the Deferred Compensation Agreement, Mr. Carlson will receive $198,750 in each of 1996, 1997 and 1998, with an additional $198,750 credited to his account under the Company's Deferred Compensation Plan. Under the Consulting Agreement, commencing in 1996, Mr. Carlson will receive, if services are requested under such Agreement, $1,200 per day plus expenses for services rendered. The Consulting Agreement extends through July 7, 1999 (with a three-year non-competition provision thereafter). The Company paid Mr. Carlson an inducement fee of $400,000 in connection with the execution of the Consulting Agreement. With respect to Mr. Carlson's benefits under the Company's Supplemental Executive Retirement Plan, Mr. Carlson's participation factor was increased to 50% and his credited years of service was increased to 45 years. Mr. Carlson's 1995 salary and bonus compensation was established at $340,000. With respect to Mr. Carlson's retirement, the Company incurred a pre-tax charge of approximately $1.9 million in the second quarter of 1995.

2. In 1994, two officers and directors, Mr. Young and Mr. Gonzalez, entered into Severance Agreements with the Company, and resigned from their Board positions. Mr. Young's Agreement provided that he receive $206,565.22 in 1994 compensation and approximately $207,000 for each of 1995 and 1996, in addition to his retirement benefits under the Retirement Annuity Program and Supplemental Executive Retirement Plan (adjusted to $19,225). Mr. Gonzalez's Agreement provided that he receive $231,000 in 1994 compensation and $300,000 in 1995, in addition to his retirement benefits under the Retirement Annuity Program and Supplemental Executive Retirement Plan (adjusted to $28,948). With respect to the Severance Agreements entered into with Mr. Young and Mr. Gonzalez, the Company incurred a pre-tax charge in 1994 of approximately $1.0 million.

3. The Deferred Compensation Plan was adopted by the Compensation Committee of the Board of Directors of the Company on November 10, 1994 and became effective as of November 15, 1994. The purpose of the Deferred Compensation Plan is to provide deferred compensation benefits to certain management and/or highly compensated employees of the Company as determined and designated from time to time by the Committee. The Company has implemented the Deferred Compensation Plan to enable its designated management and/or highly compensated employees to defer a portion of their current salary.

Under the Deferred Compensation Plan, allocations are made by the Company to an account on behalf of eligible employees who elect to defer a portion of their base salary and/or bonus (the "Employee Deferrals"). Employee Deferrals are credited to individual accounts established and maintained on the books of the Company in the name of each participating employee.
Employee Deferrals will be deemed to have been invested in one or more hypothetical investment funds (as deemed to have been elected by the employee based on his or her investment election under the Deferred Compensation Plan) whose yields will correspond to the performance of one or both of two investment funds maintained under the Plan: the Stock Index Fund and the Moody's Corporate Average Bond Yield Fund.

A similar plan was adopted on May 24, 1995 for non-employee directors, who may elect to defer all or a portion of their annual cash compensation.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  EXHIBIT NO.

              (10)  (a)  Deferred Compensation Agreement dated
                         June 30, 1995 by and between Harry Carlson and the Company

                    (b) Consulting Agreement dated as of July 7, 1995 by and between Harry Carlson and the Company

Part II - Other Information (Cont'd.)

Item 6.  Exhibits and Reports on Form 8-K (Cont'd.)

         (a)  EXHIBIT NO.  (Cont'd.)

              (10) (Cont'd.)

                    (c)  Non-Employee Directors' Restricted Stock
                         Plan (as set forth in resolution of the
                         the Board of Directors dated March 30, 1995)

                    (d) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan dated as of May 24, 1995, filed herewith.

              (27)  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K
              A report on Form 8-K relating to shareholder approval of the proposed recapitalization plan was filed on May 26, 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LINCOLN ELECTRIC COMPANY



/s/ H. Jay Elliott                           /s/ Graham A. Peters
-------------------------------              --------------------------------
H. Jay Elliott                               Graham A. Peters
Vice President, Chief Financial              Corporate Controller
Officer and Treasurer

August 7, 1995                               August 7, 1995