Form 10-Q
period 1995-09-30
LINCOLN ELECTRIC CO
filed 1995-11-06
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Nine Months Ended              Commission File
September 30, 1995                     No. 0-1402



                          THE LINCOLN ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

State of Incorporation:                   I.R.S. Employer
Ohio                                      Ident. No:34-0359955



Common Shares Outstanding:  10,520,820

Class A Common Shares Outstanding:  13,880,171

Class B Common Shares Outstanding:  499,840



Address of Principal Executive Offices:
22801 St. Clair Avenue
Cleveland, Ohio   44117

Registrant's Telephone Number:
(216) 481-8100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


Yes   X       No
    ---------    --------

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                (In thousands of dollars except per share data)
                                  "UNAUDITED"


                               Quarter Ended           Nine Months Ended
                                September 30             September 30
                             --------------------    --------------------
                                 1995     1994        1995       1994
                             ---------  ---------    --------   ---------

Net sales                   $249,525     $230,752    $781,131    $675,450
Cost of goods sold           155,995      140,848     478,524     413,264
                            --------     --------    --------    --------
Gross profit                  93,530       89,904     302,607     262,186

Distribution cost/selling,
 general & administrative
 expenses                     68,533       66,470     216,914     193,312
                            --------     --------    --------    --------

Operating income              24,997       23,434      85,693      68,874

Other income/(expense):
 Interest income                 472          414       1,184       1,006
 Other income                    522        1,455       1,468       2,712
 Interest expense             (2,518)      (3,804)    (10,054)    (11,814)
                             -------     --------    --------    --------
Total other income/(expense)  (1,524)      (1,935)     (7,402)     (8,096)
                             -------     --------    --------    --------

Income before income taxes    23,473       21,499      78,291      60,778

Income taxes                   8,763        9,830      30,142      26,395
                            --------     --------    --------    --------
Net income                  $ 14,710     $ 11,669    $ 48,149    $ 34,383
                            ========     ========    ========    ========


Net income per share        $   0.59     $   0.53    $   2.10    $   1.57

Cash dividends paid per
 share                      $   0.10     $   0.09    $   0.30    $   0.27

Average number of Common Shares
 outstanding: (in thousands
 of shares)                   24,879       22,028      22,886      21,914



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

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)
                                  "UNAUDITED"

                                     September 30, 1995  December 31, 1994
                                     ------------------  -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                 $ 14,415           $ 10,424
  Accounts receivable (less allowances
   of $4,232 in 1995; $4,251 in 1994)        147,835            126,007

  Inventories:  (Note B)
   Raw materials and in-process               94,951             72,302
   Finished goods                             97,475             82,974
                                            --------           --------
                                             192,426            155,276

  Deferred income taxes                       11,479             11,601
  Prepaid expenses                             6,505              2,899
  Other current assets                         6,854              7,220
                                            --------           --------
TOTAL CURRENT ASSETS                         379,514            313,427

OTHER ASSETS
 Notes receivable from employees                 327              3,151
 Goodwill, net                                39,139             39,213
 Other                                        17,227             16,855
                                            --------           --------
                                              56,693             59,219

PROPERTY, PLANT AND EQUIPMENT
Land                                          12,883             12,655
Buildings                                    123,106            118,903
Machinery, tools and equipment               348,273            312,957
                                            --------           --------
                                             484,262            444,515
Less allowances for depreciation
  and amortization                           280,343            260,304
                                            --------           --------
                                             203,919            184,211





                                            --------           --------
TOTAL ASSETS                                $640,126           $556,857
                                            ========           ========


See notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)
                                  "UNAUDITED"



                                     September 30, 1995   December 31, 1994
                                     ------------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Trade accounts payable                    $ 54,841           $ 54,766
  Notes payable to banks                      17,593             15,843
  Salaries, wages and amounts withheld        11,955             12,405
  Taxes, including income taxes               35,704             21,783
  Dividends payable                            2,503              2,203
  Current portion of long-term debt            1,423              2,272
  Accrued restructuring charges                7,971              8,968
  Other current liabilities (Note C)          73,270             25,877
                                            --------           --------
TOTAL CURRENT LIABILITIES                    205,260            144,117

Long-term debt, less current portion          84,989            194,831

Deferred income taxes                          5,744              6,631

Other long-term liabilities                   14,849             10,337

Minority interest in subsidiaries              6,693              6,808

Shareholders' equity (Notes D & E)
 Common Shares                                 2,104              2,103
 Class A Common Shares                         2,776
 Class B Common Shares                           100                100
 Additional paid-in-capital                  104,070             25,447
 Retained earnings                           218,217            176,965
 Cumulative translation adjustments           (4,676)           (10,482)
                                            --------           --------
TOTAL SHAREHOLDERS' EQUITY                   322,591            194,133



                                            --------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $640,126           $556,857
                                            ========           ========


See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           (In thousands of dollars)
                                  "UNAUDITED"

                                                       Nine Months Ended
                                                         September 30
                                                   -------------------------
                                                      1995          1994
                                                   ----------     ----------
OPERATING ACTIVITIES

Net income                                          $ 48,149      $ 34,383
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                       20,307        19,903
  Provision (Benefit) for deferred income taxes         (766)       19,974
  Minority interest                                      273           364
Change in operating assets and liabilities:
 (Increase) in accounts receivable                   (19,504)      (19,962)
 (Increase) in inventories                           (34,593)       (4,591)
 (Increase) in other current assets                   (1,975)       (1,018)
 Increase (decrease) in accounts payable                (674)        2,256
 Increase in other current liabilities                57,141        26,462
 Gross change in other noncurrent assets                (623)       (3,003)
 Gross change in other noncurrent liabilities          4,435         5,999
 Other-net                                             1,274         2,836
                                                    --------       -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES          73,444        83,603

INVESTING ACTIVITIES
 Purchases of property, plant and equipment          (36,126)      (23,223)
 Proceeds from sale of property, plant and equipment   1,508         2,614
                                                     -------       -------
   NET CASH (USED) BY INVESTING ACTIVITIES           (34,618)      (20,609)

FINANCING ACTIVITIES
 Proceeds, net of underwriting discount, from the
  sale of Common Class A Shares                       81,180
 Proceeds from the sale of Common Shares under
  the Employees' Stock Purchase Plan                                 1,438
 Short-term borrowings-net                               350        (6,130)
 Repayment on short-term borrowings, maturities
  greater than three months                          (30,897)      (24,734)
 Proceeds on short-term borrowings, maturities
  greater than three months                           31,542        22,476
 Proceeds from long-term borrowings                  246,476       232,286
 Repayments on long-term borrowings                 (359,348)     (282,378)
 Cash dividends                                       (6,610)       (5,903)
 Other                                                 2,920          (429)
                                                   ---------      --------
   NET CASH (USED) BY FINANCING ACTIVITIES           (34,387)      (63,374)

Effect of exchange rate changes on cash and
 cash equivalents                                       (448)        1,309
                                                    --------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                  3,991           929

Cash and cash equivalents at beginning of period      10,424        20,381
                                                    --------       -------
Cash and cash equivalents at end of period         $  14,415      $ 21,310
                                                    ========       =======

Cash paid during the period for: Interest          $  10,406      $ 12,484
                                 Income taxes      $  16,703      $  5,107

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "UNAUDITED"

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

September 30, 1995

NOTE A - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and contain all the adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the remaining interim period or for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

NOTE C - OTHER CURRENT LIABILITIES
Other current liabilities at September 30, 1995 include accruals for possible year-end bonuses and related payroll taxes of $49.9 million. The payment of bonuses is wholly discretionary and is determined each year by the Board of Directors.

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

September 30, 1995

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

NOTE E - SALE OF CLASS A COMMON SHARES
On June 29, 1995, the Company sold in an underwritten public offering 2,796,914 Class A Common Shares for $28.35 per share, net of the underwriting discount. The closing date for the transaction was July 6, 1995 at which time the Company received the net proceeds of $79.3 million which were used to reduce debt of the Company. On August 2, 1995, the Company sold an additional 66,593 Class A Common Shares for $28.35 per share under an over allotment provision of the Underwriting Agreement and received additional net proceeds of $1.9 million which were also used to reduce debt of the Company.

NOTE F - SUPPLEMENTAL EARNINGS PER SHARE INFORMATION
As set forth in Note E to the consolidated financial statements, on July 6, 1995 and August 2, 1995, the Company received approximately $79.3 million and $1.9 million, respectively, from the sale of 2,796,914 and 66,593 shares of Class A Common Shares which was used to reduce the Company's outstanding indebtedness. Had these proceeds been received and applied to reduce indebtedness as of July 1, 1995 and July 1, 1994, net income per share for the three months ended September 30, 1995 would have been unchanged and for the three months ended September 30, 1994, $0.50 per share. Had the proceeds been received and applied to reduce indebtedness as of January 1, 1995 and 1994, net income per share for the nine months ended September 30, 1995 and 1994 would have been $2.00 and $1.48, respectively.

Part 1 - Item 2

Management's Discussion of Financial Condition and Results
----------------------------------------------------------
of Operations
-------------

Quarterly and Nine-Month Results of Operations

The following table shows the Company's results of operations for the three and nine month periods ended September 30, 1995 and 1994:

                              Three months ended September 30,
                                    1995            1994
                              ---------------   -------------
                                        % of             % of
                               Amount  Sales    Amount  Sales
                               ------  ------   ------  -----
                                  (in millions of dollars)
Net Sales                      $249.5   100.0 % $230.8  100.0 %
Cost of Goods Sold              156.0    62.5 %  140.9   61.0 %
                               ------  ------    -----  -----
  Gross Profit                   93.5    37.5 %   89.9   39.0 %
Distribution Cost/Selling
  General & Adm. Expenses        68.5    27.5 %   66.5   28.8 %
                               ------  ------   ------  -----
  Operating Income               25.0    10.0 %   23.4   10.2 %
Other Income                      0.5     0.2 %    1.5    0.6 %
Interest expense, Net            (2.0)   (0.8)%   (3.4)  (1.5)%
                               ------  ------   ------  ------
  Income before Income Taxes     23.5     9.4 %   21.5    9.3 %
Income Taxes                      8.8     3.5 %    9.8    4.2 %
                               ------  ------   ------  ------

Net Income                     $ 14.7     5.9 % $ 11.7    5.1 %
                               ======  ======   ======  ======


                               Nine months ended September 30,
                                    1995             1994
                               --------------   --------------
                                        % of             % of
                               Amount  Sales    Amount  Sales
                               ------  ------   ------  ------
                                  (in millions of dollars)
Net Sales                      $781.1  100.0 %  $675.5  100.0 %
Cost of Goods Sold              478.5   61.3 %   413.3   61.2 %
                               ------  ------   ------  ------
  Gross Profit                  302.6   38.7 %   262.2   38.8 %
Distribution Cost/Selling
  General & Adm. Expenses       216.9   27.8 %   193.3   28.6 %
                               ------  ------   ------  ------

  Operating Income               85.7   10.9 %    68.9   10.2 %
Other Income                      1.4     .2 %     2.7    0.4 %
Interest expense, Net            (8.8)  (1.1)%   (10.8)  (1.6)%
                               ------  ------   ------  ------

  Income before Income Taxes     78.3   10.0 %    60.8    9.0 %
Income Taxes                     30.2    3.8 %    26.4    3.9 %
                               ------  ------   ------  ------

Net Income                     $ 48.1    6.2 %  $ 34.4    5.1 %
                               ======  ======   ======  ======

Management's Discussion of Financial Condition and Results
----------------------------------------------------------
of Operations
-------------

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 1994.
------------------

NET SALES. Net sales were $249.5 million for the quarter ended September 30, 1995, an increase of 8.1% over the $230.8 million reported for the third quarter of 1994. Net sales from the Company's U.S. operations were $172.7 million for the third quarter of 1995, an increase of 4.8% or $7.8 million over the comparable prior year period. Included in net sales from the Company's U.S. operations were third party export sales of $19.6 million, which represents a 26.7% increase over the same period in 1994. Non-U.S. sales were $76.8 million for the third quarter of 1995, an increase of 16.5% or $10.9 million over the same period last year. Although U.S. demand has softened in the 1995 third quarter, volume and price increases contributed to growth in net sales both in the U.S. and overseas with volume growth being the most important factor overseas and increased selling prices having the most significance domestically.

GROSS PROFIT. Gross profit was $93.5 million (37.5% of net sales) for the third quarter of 1995 as compared with $89.9 million (39.0% of net sales) for the same period in 1994 as the U.S. operations experienced slightly diminished gross profit margins. Results were impacted by reduced overhead absorption from reduced production schedules caused by changes in inventory targets, as well as by increased training and associated costs of new employees added to support a growth in capacity over the prior year. Costs were also affected by start-up expenses of the new motor plant which amounted to at least $1.5 million in the quarter. These effects were offset partially by improvement in the gross profit margins on non-U.S. sales, mainly attributable to greater absorption of manufacturing expenses over higher sales volume and the effects of general price increases instituted in 1995.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES.   SG&A
expenses were $68.5 million (27.5% of net sales) for the third quarter of 1995 as compared with $66.5 million (28.8% of net sales) for the same period in 1994. The decrease in costs as a percentage of net sales reflects improved economies of scale achieved by higher worldwide sales volume. Additionally, the quarter includes reductions in certain discretionary employment costs related to prior interim periods less a one-time severance cost which net to a decrease in third quarter SG&A expenses of approximately $1.6 million ($1.0 million after tax or $0.04 per share). Subsequent to the accrual adjustments, total costs included in SG&A expense related to the Company's discretionary year-end bonus program were approximately $16.4 million ($18.7 million in 1994).

Management's Discussion of Financial Condition and Results
----------------------------------------------------------
of Operations
-------------

INTEREST EXPENSE, NET. Interest expense, net was $2.0 million for the third quarter of 1995 as compared with $3.4 million for the third quarter of 1994 reflecting lower average debt levels principally as a result of a successful public offering of Class A Common Shares and the application of the proceeds to reduce indebtedness, offset partially by higher interest rates.

INCOME TAXES. Income taxes for the third quarter of 1995 were $8.8 million on income before income taxes of $23.5 million (an effective rate of 37.3%) as compared with income taxes of $9.8 million on income before income taxes of $21.5 million (an effective rate of 45.7%) for the same period last year. The decrease in the effective tax rate is a consequence of a higher proportion of the Company's income being generated from entities (principally the Company's European subsidiaries) which are utilizing tax loss carryovers. In the 1995 third quarter, the estimated 1995 annual effective income tax rate was reduced to 38.5% from 39.0% as reported in the 1995 second quarter.

NET INCOME. Net income increased 26.1% to $14.7 million, or $0.59 per share for the third quarter of 1995, as compared with $11.7 million or $0.53 per share for the prior year. Net income and net income per share for the third quarter of 1995 give effect to the sale of 2,863,507 Class A Common Shares for approximately $81.2 million, and the application of the proceeds to reduce indebtedness. Had these proceeds been received and applied to reduce indebtedness as of July 1, 1994, net income per share for the three months ended September 30, 1994 would have been $0.50 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 1994.
------------------

NET SALES. For the first nine months of 1995, net sales were $781.1 million, or 15.6% higher than the $675.5 million reported for the first nine months of 1994. U.S. sales totaled $541.5 million, representing an increase of 12.7%, or $61.1 million over the same period last year. Included in net sales from the Company's U.S. operations were third party export sales of $60.7 million which represented a 27.7% increase over the same period in 1994. Non-U.S. sales totaled $239.6 million, representing an increase of 22.8%, or $44.5 million, over the prior year's nine-month period. Sales increases in the U.S. and abroad were attributable to a combination of volume and price increases. European sales benefited from the partial regaining of market share in Germany where in early 1994 market share had been lost due to the 1993 restructuring activities. Sales in the U.S. softened in the third quarter and non-U.S. sales also experienced a softening, but to a lesser extent. Currency translation had a positive effect of approximately $6.2 million on 1995 non-U.S. sales.

Management's Discussion of Financial Condition and Results
----------------------------------------------------------
of Operations
-------------

GROSS PROFIT. Gross profit as a percentage of net sales from the Company's worldwide operations was substantially consistent with the comparable period in 1994. Margin decreases in the U.S., caused somewhat by higher raw material and manufacturing overhead costs plus start-up costs of the motor plant, were essentially offset by improvement in non-U.S. margins, mainly attributable to greater absorption of manufacturing expenses over higher sales volume and general price increases.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses as a percentage of net sales diminished slightly as compared with the prior year period. The improvement is due to improved economies of scale achieved by higher worldwide sales volume. Included in SG&A expenses are costs related to the Company's discretionary year-end bonus program amounting to approximately $56.9 million ($54.7 million in 1994).

INTEREST EXPENSE, NET. For the first nine months of 1995, interest expense net was $8.8 million compared with $10.8 million for the first nine months of 1994. The decrease was attributable to lower average debt levels which were offset partially by higher interest rates in 1995.

INCOME TAXES. For the nine months ended September 30, 1995, income taxes were $30.2 million on income before income taxes of $78.3 million (an effective tax rate of 38.5%) as compared with income taxes of $26.4 million on income before income taxes of $60.8 million (an effective tax rate of 43.4%) for the same period last year. The decrease in the effective tax rate is a consequence of a higher proportion of the Company's income being generated in entities (principally the Company's European subsidiaries) which are utilizing tax loss carryovers.

NET INCOME. Net income for the first nine months of 1995 increased 40.0% to $48.1 million, or $2.10 per share, as compared with $34.4 million, or $1.57 per share for the prior year period. Net income and net income per share for the nine months ended September 30, 1995, give effect to the sale of the Class A Common Shares in early July and the application of the proceeds ($81.2 million) to reduce indebtedness. Had these proceeds been received as of January 1, 1995 and January 1, 1994, net income per share for the nine months ended September 30, 1995 would have been $2.00 per share and for the nine months ended September 30, 1994, $1.48 per share.

Management's Discussion of Financial Condition and Results
----------------------------------------------------------
of Operations
-------------

LIQUIDITY AND CAPITAL RESOURCES. The Company's cash flows for the nine months ended September 30, 1995 and 1994 are presented in the consolidated statements of cash flows. Cash provided from operating activities for the nine months ended September 30, 1995 amounted to $73.4 million as compared with $83.6 million for the comparable period in 1994. Cash flows from operations for 1995, along with the proceeds from a successful public offering of Class A Common Shares of $81.2 million, were used primarily for net capital expenditures of $34.6 million, net debt repayments of $111.9 million, and the payment of dividends in the amount of $6.6 million. Cash flows from operations for 1994 were used primarily for net capital expenditures of $20.6 million, net debt repayments of $58.5 million, and the payment of dividends in the amount of $5.9 million.

Net working capital was $174.3 million at September 30, 1995 compared to $169.3 million at December 31, 1994. The net increase in working capital for the first nine months of 1995 consisted of increases in current assets of $66.1 million which was primarily a combination of increases in accounts receivable of $21.8 million and inventories of $37.2 million. Offsetting these effects were increases in current liabilities of $61.1 million, principally from increases in accrued taxes, including income taxes of $13.9 million and accruals included in other current liabilities for possible year-end bonuses and related payroll taxes of $49.9 million.

Total debt at September 30, 1995 was $104.0 million as compared with $212.9 million at December 31, 1994. At September 30, 1995, total debt was 24.4% of total capitalization (shareholders' equity plus total debt), as compared with 52.3% at the end of 1994. The improvement in the ratio of total debt to total capitalization was due principally to the application of cash proceeds received from the Company's underwritten public offering to reduce indebtedness. Other factors affecting the ratio include increased equity resulting from earnings for the period, net of dividend payments, favorable effects of currency translation of $5.8 million and the cyclical nature of the Company's cash requirements. The payment of bonuses at the end of 1995 will affect the ratio of total debt to total capitalization.

Capital expenditures for property, plant and equipment totaled $36.1 million for the first nine months of 1995, compared to $23.2 million for the comparable period in 1994. Expenditures for property, plant and equipment represent the Company's continued commitment to support and develop advanced technologies and new products, to expand current capacity and reduce future manufacturing costs. The Company continues to closely monitor its capital expenditures and is adding to capacity to meet the demand for its products and modernizing facilities as necessary.

Management's Discussion of Financial Condition and Results
----------------------------------------------------------
of Operations
-------------

The Company's Credit Agreement and 8.73% Senior Note Agreement contain various financial covenants which require the following: (i) a 1.35 to 1 consolidated current ratio, (ii) the maintenance of consolidated tangible net worth of $125 million plus 50% of net income subsequent to January 1, 1995 (iii) a minimum interest coverage ratio of 3 to 1 after June 30, 1995, and (iv) funded debt to capital ratios (.55 to 1 as of July 1, 1995 decreasing to .50 to 1 after December 31, 1995). The Company is in compliance with all of its financial covenants and is currently negotiating revisions to its Credit Agreement that will further increase flexibility.

Part II - Other Information

Item 1.  Legal proceedings

Claims pending against the Company alleging asbestos induced illness total 14,307, 12,731 of which have been reported previously; in each instance, the Company is one of a large number of defendants. Approximately 4,407 of these asbestos claims are in Orange County, Texas where a motion to certify a class action, which is being contested vigorously, is pending. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Twenty cases have been tried to ultimate liability, all to defense verdicts. Voluntary dismissals on such claims total over 15,000, and approximately 13,000 of such dismissals have been reported previously; summary judgments for the defense total 76, 74 of which have been reported previously.

Included within the foregoing asbestos claims are approximately 930 claims pending in the Circuit Court of Kanawha County, West Virginia. On September 12, 1995, a jury returned a special interrogatory in that action finding that products manufactured and/or sold by the Company and three other welding companies were defective in certain respects at the time of manufacture and/or sale. Issues relating to whether or not claimants were exposed to Company products and, if so, whether Company products caused any injury, have not been addressed. Nor has there been any discovery relating to the plaintiffs and their potential compensatory damage claims. The Court has dismissed punitive damage claims in that action.

Item 2.  Changes in Securities -- None

Item 3.  Defaults Upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None

Part II - Other Information

Item 5.  Other Information -- None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit No.
               -----------

               (27) Financial Data Schedule

         (b)   Reports on Form 8-K -- None
               -------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LINCOLN ELECTRIC COMPANY



/s/ H. Jay Elliott                           /s/ Graham A. Peters
-------------------------------              -------------------------------
H. Jay Elliott                               Graham A. Peters
Vice President, Chief Financial              Corporate Controller
 Officer and Treasurer

November 6, 1995                             November 6, 1995