Form 10-K
period 1995-12-31
LINCOLN ELECTRIC CO
filed 1996-03-22
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1995               COMMISSION FILE NUMBER 0-1402

                          THE LINCOLN ELECTRIC COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  OHIO                                   34-0359955
    -------------------------------                   ---------------
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


     22801 St. Clair Ave., Cleveland, Ohio                   44117
   ----------------------------------------            ------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (216) 481-8100
             -----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Shares, without par value
                     Class A Common Shares, without par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting common stock held by non-affiliates as of March 13, 1996 was $130,443,063. (Affiliates, for this purpose, have been deemed to be Directors of the Company, and certain significant shareholders.)

     The number of shares outstanding of the issuer's classes of common stock as of March 13, 1996 were as follows:

                    Common Shares...........................    10,520,987
                    Class A Common Shares...................    13,880,171
                    Class B Common Shares...................       487,117
                                                                ----------
                         Total outstanding shares...........    24,888,275
                                                                ==========

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 28, 1996 are hereby incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

     As used in Item 1 of this report, the term "Company", except as otherwise indicated by the context, means The Lincoln Electric Company and its subsidiaries. The Lincoln Electric Company was incorporated under the laws of the State of Ohio in 1906. The Company is a full-line manufacturer of welding products and integral horsepower industrial electric motors. Welding products include arc welding machines, power sources, automated wire feeding systems, environmental fume systems, and arc welding consumable electrodes. The Company also sells industrial gases, regulators and torches used in oxy-fuel welding and cutting. Sales of arc welding and other welding products accounted for 93% of the Company's net sales in 1995.

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

     The Company's products are sold in both domestic and international markets. In the domestic market, they are sold directly by the Company's own sales organization as well as by distributors. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of international salesmen, direct sales distributors, agents and dealers that operate in more than eighty-six countries. The Company has manufacturing facilities located in the United States, Australia, Canada, Mexico, England, France, Ireland, Italy, the Netherlands, Norway and Spain. See Note G to the consolidated financial statements with respect to geographic area information.

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

     Virtually all of the Company's products may be classified as standard commercial articles and are primarily manufactured for stock. The Company believes its product offerings are unique because of its highly trained technical sales force and the support of its welding research and development staff which allow it to uniquely assist the consumers of its products in solving their welding application problems. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users in which the Company guarantees that the user will save money in its manufacturing process when it utilizes the Company's products. This allows the Company to introduce its products to new users and to establish and maintain very close relationships with the consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad breadth of the Company's products, is an important element of the Company's market success and a valuable asset of the Company.

     The principal raw materials essential to the Company's business are various chemicals, steel, copper and aluminum, all of which are normally available for purchase in the open market.

     The Company's operations are not materially dependent upon patents, trademarks, licenses, franchises or concessions.

     The Company's facilities are subject to environmental control regulations. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings nor has it required the Company to make significant capital expenditures.

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

     Research activities relating to the development of new products and the improvement of existing products in 1995 were all Company-sponsored. These activities were primarily related to the development of new products utilizing the latest electronic technology. The number of professional employees engaged full-time in these research activities was 109. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

     The number of persons employed by the Company worldwide at December 31, 1995 was approximately 6,000.

     The table below sets forth consolidated net sales by product line for the most recent three years:

                                                          1995          1994         1993
                                                       ----------     --------     --------
                                                            (IN THOUSANDS OF DOLLARS)
     Arc Welding and Other Welding Products..........  $  956,642     $843,643     $795,072
                                                               93%          93%          94%
     All Other.......................................      75,756       62,961       50,927
                                                                7%           7%           6%
                                                       ----------     --------     --------
                                                       $1,032,398     $906,604     $845,999
                                                        =========     ========     ========

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 223 acres, of which present manufacturing facilities comprise an area of approximately 2,587,000 square feet. While current utilization of existing facilities is high, the Company is adding capacity as necessary.

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

     All property relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities is owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to leases. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 1995, $5.2 million of indebtedness was secured by property, plant and equipment.

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

     The Company is a co-defendant in seventeen cases involving 26 plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Four similar cases have been tried, all resulting in defense verdicts.

     The Company is also a defendant in one case, and one of several co-defendants in three other cases, alleging that exposure to welding fumes generally impaired the respiratory system of nineteen plaintiffs. The plaintiffs seek compensatory and punitive damages, in most cases for unspecified sums. During the preceding five years, forty-one similar cases have resulted in thirteen voluntary dismissals, seven defense verdicts or summary judgments and twenty-one settlements for immaterial amounts.

     Claims pending against the Company alleging asbestos induced illness total approximately 19,000; in each instance, the Company is one of a large number of defendants. Approximately 4,407 of these asbestos claims are pending in Orange County, Texas where a motion to certify a class action was recently denied. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Twenty-one cases have been tried to defense verdicts. Voluntary dismissals on such claims total approximately 15,000; summary judgments for the defense total 78.

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

     The Company, together with hundreds of other co-defendants, is a defendant in state court in Morris County, Texas, in litigation on behalf of three thousand twenty five (3,025) claimants, all prior employees of a local pipe fabricator, alleging that occupational exposures caused a wide variety of illnesses. The plaintiffs seek compensatory and punitive damages of unspecified sums.

     The Company bears the costs of defending those of its product liability cases arising and filed after 1990. In many cases where there are multiple defendants, cost sharing efficiencies are arranged. Subject to the Company's per claim retention under its insurance coverage, the Company has tendered the manganese, fume, asbestos and Morris County, Texas cases to its insurance carrier which has accepted such tender for all situations except those where liability would result solely from asbestos; no such situations have arisen to date. A dispute exists between the Company and its insurer as to the appropriate policies to which these claims should be applied, and the resolution of this dispute may provide additional coverage for such claims.

     Ellis F. Smolik filed a proposed class action on April 27, 1995 in Common Pleas Court, Cuyahoga County, Ohio, alleging that the Company breached the terms of incentive stock award agreements with him and 49 others. According to the complaint, under those agreements these individuals were entitled to, but did not receive, an aggregate of approximately 530,000 shares of common stock of the Company based on what the complaint says was the Company's financial performance in the years 1989 through 1991. The complaint also alleges that the Company breached fiduciary duties owed to these individuals. The complaint seeks compensatory damages of $31 million and punitive damages of eight times that amount. The Company believes that the allegations are without merit.

     The Company believes that resolution of the pending cases referred to above, individually or in the aggregate, will not have a material effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Shares (LECO) and Class A Common Shares (LECOA) began trading on the NASDAQ market exchange in June 1995. The number of record holders of Common Shares and Class A Common Shares at December 31, 1995 was 2,669 and 2,566 respectively.

     There is no public trading market for Class B Common Shares, which are only issued to the Company's Employee Stock Ownership Plan.

     Quarterly high and low stock prices and dividends declared for the last two years were:

                                                  1995**                                 1994**
                               ---------------------------------------------   ---------------------------
                                    LECO*             LECOA        DIVIDENDS        LECO*        DIVIDENDS
                                HIGH      LOW     HIGH      LOW    DECLARED     HIGH     LOW     DECLARED
                               -------  -------  -------  -------  ---------   ------   ------   ---------
March 31.....................   $25.00   $17.00                      $0.10     $ 9.13   $ 8.63     $0.09
June 30......................    38.00    24.25   $37.25   $29.50     0.10      13.63     9.38      0.09
September 30.................    34.00    26.50    31.00    27.38     0.10      17.75    15.00      0.09
December 31..................    27.50    21.00    28.25    21.50     0.12      19.50    17.25      0.11

---------------
 * Source: NASDAQ; Ohio Dealers' Data Service prior to NASDAQ registration.

** On June 12, 1995, holders of record of the Company's outstanding voting common shares as of June 5, 1995, received a dividend of one Class A Common Share for each outstanding share of the Company's voting common shares. Retroactive effect has been given to the stock dividend in the above per share data.

   ITEM 6.  SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        1995          1994         1993         1992         1991
                                     ----------     --------     --------     --------     --------
                                            (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales..........................  $1,032,398     $906,604     $845,999     $853,007     $833,892
Income (loss) before cumulative
  effect of accounting change......      61,475       48,008      (40,536)     (45,800)      14,365
Cumulative effect of accounting
  change...........................                                 2,468
                                     ----------     --------     --------     --------     --------
Net income (loss)..................  $   61,475     $ 48,008     $(38,068)    $(45,800)    $ 14,365
                                      =========     ========     ========     ========     ========
Per share:
  Income (loss) before cumulative
     effect of accounting change...  $     2.63     $   2.19     $  (1.87)    $  (2.12)    $    .67
  Cumulative effect of accounting
     change........................                                   .12
                                     ----------     --------     --------     --------     --------
  Net income (loss)................  $     2.63     $   2.19     $  (1.75)    $  (2.12)    $    .67
                                      =========     ========     ========     ========     ========
  Cash dividends declared..........  $      .42     $    .38     $    .36     $    .36     $    .30
                                      =========     ========     ========     ========     ========
Total assets.......................  $  617,760     $556,857     $559,543     $603,347     $640,261
                                      =========     ========     ========     ========     ========
Long-term debt.....................  $   93,582     $194,831     $216,915     $221,470     $155,547
                                      =========     ========     ========     ========     ========

     See Note C to the consolidated financial statements with respect to restructuring activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, now in its second century of operations, is one of the world's largest designers and manufacturers of arc welding products, manufacturing a full line of arc welding equipment, consumable welding products and other welding products which represented 93% of the Company's 1995 net sales. The Company also manufactures a broad line of integral horsepower industrial electric motors.

     For the second consecutive year, in 1995, the Company reported its highest net sales and net income in its history. The sales increase was broadly based and was primarily attributable to increased volume and higher selling prices as a result of continued economic growth in served markets. The Company believes that the high quality of its products, advanced engineering expertise and strong distributor network, coupled with its large technically trained sales force, has enabled the Company to be a key participant in the global market place.

     The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. With highly competitive conditions in the welding industry, the Company will continue to emphasize its status as a single-source supplier, which it believes is most capable of meeting the broadest range of its customers' welding needs.

     In 1995, the Company completed a recapitalization and stock distribution, resulting in changes to the existing classes of stock, authorization of a new class of non-voting shares and an increase in the total number of authorized common shares. The recapitalization modified the capital structure of the Company while maintaining, subject to certain limitations, the voting power of existing shareholders, thus allowing for increased flexibility in the Company's long-term strategy. See Note B to the consolidated financial statements.

     Research and development expenditures by the Company increased 6.5% to $19.7 million in 1995 from $18.5 million in 1994. These activities were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company's leadership position in its product lines and to introduce new products at an appropriate rate to sustain future growth. Expenditures on research and development are expected to increase again in 1996.

RESULTS OF OPERATIONS

     The following table shows the Company's results of operations for the years ended December 31, 1995, 1994 and 1993:

                                                       YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                          1995                    1994                  1993
                                  ---------------------   --------------------   -------------------
                                   AMOUNT    % OF SALES   AMOUNT    % OF SALES   AMOUNT   % OF SALES
                                  --------   ----------   -------   ----------   ------   ----------
Net Sales.......................  $1,032.4      100.0%    $906.6       100.0%    $846.0      100.0%
Cost of Goods Sold..............     634.6       61.5%     556.2        61.3%    532.8        63.0%
                                  --------   ----------   -------   ----------   ------   ----------
  Gross Profit..................     397.8       38.5%     350.4        38.7%    313.2        37.0%
Distribution Cost/Selling
  General & Administrative
     Expenses...................     289.8       28.0%     261.7        28.9%    277.0        32.7%
                                  --------   ----------   -------   ----------   ------   ----------
Operating Income before
  Restructuring Charges
  (income)......................     108.0       10.5%      88.7         9.8%     36.2         4.3%
Restructuring Charges
  (income)......................                            (2.7 )      (0.3)%    70.1         8.3%
                                  --------   ----------   -------   ----------   ------   ----------
  Operating Income (loss).......     108.0       10.5%      91.4        10.1%    (33.9 )      (4.0)%
Other Income....................       2.2         .2%       3.1         0.3%      2.9         0.3%
Interest Expense, Net...........     (10.6)      (1.0)%    (14.3 )      (1.6)%   (16.0 )      (1.9)%
                                  --------   ----------   -------   ----------   ------   ----------
  Income (loss) before Income
     Taxes......................      99.6        9.7%      80.2         8.8%    (47.0 )      (5.6)%
Income Taxes (benefit)..........      38.1        3.7%      32.2         3.5%     (6.4 )      (0.8)%
                                  --------   ----------   -------   ----------   ------   ----------
  Net Income (loss) before
     Cumulative effect of
     Accounting Change..........      61.5        6.0%      48.0         5.3%    (40.6 )      (4.8)%
Cumulative effect to January 1,
  1993 of change in method of
  accounting for income taxes...                                                   2.5         0.3%
                                  --------   ----------   -------   ----------   ------   ----------
Net Income (loss)...............  $   61.5        6.0%    $ 48.0         5.3%    $(38.1)      (4.5)%
                                   =======   =========    =======   =========    =======  =========

1995 COMPARED TO 1994

     Net Sales. Net sales for 1995 were $1,032.4 million, an increase of $125.8 million or 13.9% from $906.6 million for 1994. Third-party sales from the Company's U.S. operations were $711.9 million in 1995 or 11.0% higher than 1994 sales of $641.6 million, attributable to volume and price increases in both the domestic and export markets. Non-U.S. third-party sales in 1995 were $320.5 million compared to $265.0 million in 1994, an increase of 20.9%. This increase was the result of improvement in the Company's international operations as well as improved economic conditions in the markets served, and the strengthening of certain foreign currencies against the U.S. dollar. Strengthening foreign currencies against the U.S. dollar increased non-U.S. sales by approximately $15.3 million or 5.8% during the year. European sales benefited from the previously reported restructuring of the Company's operations, increased customer focus and a general improvement in local economies which appeared to soften during the latter months in 1995. U.S. third-party export sales were $81.8 million in 1995, an increase of $17.4 million or 27.0% from $64.4 million in 1994. This increase in export sales largely reflects improved worldwide economic conditions and an increased sales focus by the Company in the non-U.S. market.

     Gross Profit. Gross profit increased to $397.8 million in 1995 as compared with $350.4 million in 1994. Gross profit as a percentage of sales was flat in 1995 compared to 1994. Increased raw material and manufacturing overhead costs plus start-up costs associated with the opening of a new motor plant were offset by greater absorption of manufacturing expenses as a result of higher production volumes in both the U.S. and Europe, selected price increases and cost decreases by volume purchases.

     Distribution Cost/Selling, General and Administrative (S, G & A)
Expenses. Distribution cost/selling, general and administrative expenses were $289.8 million in 1995 or 28.0% of sales, as compared to $261.7 million or 28.9% of sales in 1994. The decrease in S, G & A expenses as a percentage of sales is due to improved economies of scale achieved by higher worldwide sales volume. S, G & A for 1995 was affected by the devaluation of the Mexican peso, resulting in a charge to operations without tax benefit of approximately $2.3 million ($3.1 million in 1994). In addition, 1995 expenses included $4.0 million of severance costs recorded for retiring executives. Included in S, G & A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs deducted therefrom ($66.4 million in 1995 and $59.6 million in 1994, or an increase of 11.4%).

     Interest Expense, Net. Interest expense, net, was $10.6 million in 1995 as compared with $14.3 million in 1994, a decrease which reflects the effect of lower debt levels as a result of the recapitalization and lower interest rates. The overall effective interest rate is higher than the prior year because a greater proportion of the remaining debt is comprised of higher-rate senior debt.

     Income Taxes. Income taxes in 1995 were $38.1 million on income before income taxes of $99.6 million, an effective rate of 38.3%, as compared with income taxes of $32.2 million in 1994 on income before income taxes of $80.2 million or an effective tax rate of 40.1%. The decrease in the effective tax rate from the prior year is principally the result of lower non-U.S. losses without tax benefit and a lower effective tax rate on non-U.S. income.

     Net Income. Net income for 1995 was $61.5 million as compared to net income of $48.0 million in 1994, or an increase of 28.1%. 1994 net income benefited from a net reversal of $2.7 million of restructuring charges recorded previously.

1994 COMPARED TO 1993

     Net Sales. Net sales for 1994 were $906.6 million, an increase of $60.6 million or 7.2% from $846.0 million for 1993. Net sales for 1993 include the sales of manufacturing operations (principally in Germany) that were closed in early 1994. Excluding the 1993 sales of the closed operations, sales for 1994 increased 17.0%. A portion of this increase was due to the absorption by the Company's other manufacturing operations of the sales formerly made by the closed operations. Third-party sales from the Company's U.S. operations were $641.6 million in 1994 or 18.1% higher than 1993 sales of $543.5 million, attributable to volume and price increases. Non-U.S. third-party sales in 1994 were $265.0 million compared to $302.5 million in 1993, a decrease of 12.4%. Excluding the 1993 sales of the closed operations, non-U.S. sales for 1994 increased 14.7% over non-U.S. sales for 1993 reflecting improved economic conditions in Europe and elsewhere in the world. U.S. third-party export sales were $64.4 million in 1994, an increase of $6.3 million or 10.8% from $58.1 million in 1993. This increase in export sales largely reflects improved worldwide economic conditions. In 1994, sales of certain new products were restricted by capacity limitations inherent in tooling up production which have now been resolved.

     Gross Profit. Gross profit increased to $350.4 million in 1994 as compared with $313.2 million in 1993. Gross profit as a percentage of sales improved to 38.7% in 1994 from 37.0% in 1993. This improvement in gross profit is largely attributable to a greater percentage of total sales coming from the higher-margin U.S. operations in 1994. In addition, 1993 gross profit was unfavorably affected by lower gross profit levels for the manufacturing operations closed in early 1994.

     Distribution Cost/Selling, General and Administrative (S, G & A)
Expenses. Distribution cost/selling, general and administrative expenses were $261.7 million in 1994 or 28.9% of sales, as compared to $277.0 million or 32.7% of sales in 1993. The decrease in these expenses as a percentage of sales evidences the effects of the closing of the German subsidiary, the Company's restructuring program and management's initiatives to control operating costs throughout the Company. The higher expense level in 1993 was principally due to the inclusion of the operating results of the Company's closed German subsidiary. Included in S, G & A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs deducted therefrom ($59.6 million in 1994 and $53.5 million in 1993 or an increase of 11.4%).

     Interest Expense, Net. Interest expense, net, was $14.3 million in 1994 as compared with $16.0 million in 1993, a decrease which reflects the effect of lower debt levels offset partially by higher interest rates.

     Income Taxes. Income taxes in 1994 were $32.2 million on income before income taxes of $80.2 million, an effective rate of 40.1%, as compared to a tax benefit of $6.4 million on a loss before income taxes of $47.0 million in 1993. The 1993 tax benefit principally reflects the tax benefits attributable to the plant closure and liquidation of the German subsidiary. Results from 1993 also benefited from the cumulative effect of a change in accounting for income taxes, which decreased the net loss by $2.5 million or $0.12 per share.

     Net Income. As a result of the restructuring programs in 1992 and 1993 and the improvement in economic conditions in Europe, the United States and Canada, net income for 1994 was $48.0 million as compared to a net loss of $38.1 million in 1993. Results in 1993 were adversely affected by a $40.9 million after-tax restructuring charge. 1994 results benefited from a net reversal of $2.7 million of restructuring charges recorded previously.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position significantly improved during 1995 as a result of positive operating cash flow as well as the recapitalization. The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future primarily with cash generated by operations and borrowings under its existing credit facilities.

     Cash provided from operations was $65.5 million in 1995 versus $68.7 million in 1994, a decrease of $3.2 million or 4.7%. This decrease in cash flow resulted from increased working capital offset by the Company's increase in net income. Accounts receivable balances increased due to higher sales and a slight increase in collection periods. Although the increase in inventory balance reflects higher sales volume, management plans to reduce overall inventory levels by the utilization of more "just-in-time" inventory methods and changes in production planning methodology.

     Capital expenditures for property, plant and equipment amounted to $48.4 million in 1995 as compared to $37.4 million in 1994, or an increase of $11.0 million. These expenditures for property, plant and equipment represent the Company's continued commitment to support and develop advanced technologies, support new products, expand current capacity and reduce future manufacturing costs. In particular, the Company has modernized and expanded its motor division by establishing a separate facility in Cleveland, Ohio, which is dedicated to motor manufacturing and increased testing and design capacity to be able to reduce costs and increase output. Investments to meet scheduled higher industry efficiency standards will continue. The Company expects to add capacity and modernize facilities selectively in the domestic market, and it also expects measured investment to encourage overseas growth.

     The Company completed its recapitalization in 1995 which included the authorization of Class A Common Shares, a new class of non-voting common shares. The recapitalization included a distribution payable on June 12, 1995, to holders of record of the Company's outstanding voting common shares as of June 5, 1995, of a dividend of one Class A Common Share for each outstanding share of the Company's voting common shares. Prior to the adoption of the recapitalization, the Company had two authorized and outstanding classes of voting common shares. As a result, the Company's authorized capital consists of two voting classes, the Common Shares, without par value (formerly the "Common Stock"), and the Class B Common Shares, without par value (formerly the "Class A Common Stock"), and one non-voting class, the Class A Common Shares (the new "Class A Common Shares"). In addition, the recapitalization included an increase in the total number of authorized common shares of all classes from 17 million to 62 million shares consisting of 30 million Common Shares, 30 million Class A Common Shares and 2 million Class B Common Shares.

     In 1995, the Company successfully completed a public offering by selling 2,863,507 Class A Common Shares and realized $81.2 million in proceeds, net of the underwriters' discount. The proceeds from the offering were used to reduce debt, which has improved the Company's leverage and enhanced its financial position.

     In December 1995, the Company entered into a new $200 million unsecured, multi-currency Credit Agreement ("Credit Agreement"). The Credit Agreement provides more favorable pricing levels, and the financial covenants which require interest coverage and funded debt to capital ratios are less restrictive, a result of the Company's improved liquidity and financial position. See Note D to the consolidated financial statements for additional information regarding the terms and financial covenants of the Company's borrowing arrangements. The Company's available borrowings under the Credit Agreement as of December 31, 1995 amounted to $190 million. At December 31, 1995, $10 million was outstanding under the Credit Agreement.

     Total debt at December 31, 1995 was $123.4 million compared to $212.9 million at December 31, 1994, reflecting the reduction in debt from funds generated by the public offering and cash flow from operating activities. At December 31, 1995, total debt was 27.2% of total capitalization compared with 52.3% at year-end 1994.

     A total of $9.1 million in dividends was paid in 1995. In addition, the Board of Directors has declared a cash dividend of $0.12 per share, payable on April 15, 1996, to shareholders of record on March 29, 1996.

CHANGES IN ACCOUNTING STANDARDS

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires long-lived assets, primarily property, plant and equipment, identified intangible assets, and excess of cost over net assets of businesses acquired, to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. The Company will adopt SFAS No. 121 in 1996 and believes the effect of adoption will not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 1996. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

          NAME               AGE                             POSITION
-------------------------    ---     --------------------------------------------------------
Donald F. Hastings           67      Chairman of the Board and Chief Executive Officer of the
                                     Company since 1992; President of the Company 1987-1992.
Frederick W. Mackenbach      65      President, Chief Operating Officer and Director of the
                                     Company between 1992 and March 31, 1996; President of
                                     Latin America 1991-1992; District Manager 1976-1991.

          NAME               AGE                             POSITION
-------------------------    ---     --------------------------------------------------------
Anthony Massaro              52      President Elect and Chief Operating Officer of the
                                     Company, effective April 1, 1996; Corporate Vice
                                     President and President Lincoln Europe since 1994;
                                     Director of International Operations 1993-1994; prior
                                     thereto, as a corporate officer with Westinghouse
                                     Electric Corporation, served as Vice President and then
                                     as President and a Member of the Management Committee
                                     with responsibilities worldwide.
David J. Fullen              64      Executive Vice President, Engineering and Marketing
                                     since 1995; Senior Vice President, Machine and Motor
                                     Division 1994; Vice President -- Machine and Motor
                                     Division 1989-1994.
John M. Stropki              45      Executive Vice President, North America since 1995;
                                     Senior Vice President, Sales 1994-1995; General Sales
                                     Manager 1992-1994; District Manager 1986-1992.
Richard C. Ulstad            56      Senior Vice President, Manufacturing effective March 19,
                                     1996; Senior Vice President, Consumable Division
                                     1994-1996; Vice President -- Manufacturing Electrode
                                     Division 1992-1994; Superintendent -- Electrode Division
                                     1984-1992.
H. Jay Elliott               54      Senior Vice President, Chief Financial Officer, and
                                     Treasurer effective January 24, 1996; Vice President,
                                     Chief Financial Officer, and Treasurer 1994-1995;
                                     International Chief Financial Officer 1993-1994; prior
                                     thereto, Assistant Comptroller of The Goodyear Tire &
                                     Rubber Company responsible at various times for
                                     Corporate Strategic Planning, Finance Director of North
                                     American Tires and International Vice President --
                                     Finance.
Frederick G. Stueber         42      Senior Vice President, General Counsel and Secretary
                                     effective January 24, 1996; Vice President, General
                                     Counsel and Secretary since February 1995; prior
                                     thereto, partner in the law firm of Jones, Day, Reavis &
                                     Pogue.
Frederick W. Anderson        43      Vice President, Manufacturing -- Machine Division since
                                     1994; Plant Manager Machine and Motor Division
                                     1993-1994; Plant Superintendent 1989-1993.
Paul J. Beddia               62      Vice President, Government and Public Affairs since
                                     1996; Vice President, Human Resources 1989-1996.
Dennis D. Crockett           53      Vice President, Consumable Research and Development
                                     since 1993; Chief Engineer, Consumables Research and
                                     Development 1987-1993.
James R. Delaney             47      Corporate Vice President and President Lincoln Latin
                                     America since 1994; President Lincoln Electric South
                                     America 1993-1994; Vice President of Lincoln Latin
                                     America 1992; Vice President of Lincoln Mexicana
                                     1988-1992.
Joseph G. Doria              46      Vice President of the Company since 1995; President and
                                     Chief Executive Officer, Lincoln Electric Company of
                                     Canada since 1992; Executive Vice President and Chief
                                     Operating Officer 1990-1992; Assistant to the President
                                     1986-1990.
Paul F. Fantelli             51      Vice President, Business Development since 1994;
                                     Assistant to the Chief Executive Officer 1992-1994;
                                     President and Chief Executive Officer of the Company's
                                     subsidiary, Harris Calorific 1990-1992.

          NAME               AGE                             POSITION
-------------------------    ---     --------------------------------------------------------
Ronald A. Nelson             46      Vice President, Machine Research and Development since
                                     1994; Chief Engineer -- Machine and Motor Division
                                     1993-1994; Service Manager 1989-1993.
Gary M. Schuster             40      Vice President, Motor Division since 1995; General
                                     Manager, Motor Division 1993-1994; Manager, Factory of
                                     the Future 1991-1993.
Richard J. Seif              48      Vice President, Marketing since 1994; Director of
                                     Marketing 1991-1994; Project Manager 1989-1991.
S. Peter Ullman              46      Vice President of the Company since 1995; President and
                                     Chief Executive Officer, Harris Calorific Division of
                                     Lincoln Electric since 1995; President and COO, Harris
                                     Calorific Division 1992-1995.
John H. Weaver               57      Vice President, Export Sales since 1994: International
                                     Sales Manager 1987-1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

     Statements of Consolidated Financial Condition -- December 31, 1995 and
1994

     Statements of Consolidated Operations -- Years ended December 31, 1995, 1994 and 1993

     Statements of Consolidated Shareholders' Equity -- Years ended December 31, 1995, 1994 and 1993

     Statements of Consolidated Cash Flows -- Years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements -- December 31, 1995

     Report of Independent Auditors

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

(A) (3)  EXHIBITS

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
      3(a)      Restated Articles of Incorporation of The Lincoln Electric Company (filed as exhibit 4.1 to the Registration Statement on Form S-3 of The Lincoln Electric
                Company, as filed and amended on June 26, 1995, SEC Registration No. 33-58881 and incorporated herein by reference and made a part hereof).


EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
      3(b)      Restated Code of Regulations of The Lincoln Electric Company (filed as Exhibit 2 to the Registration Statement on Form 8-A for the Class A Common Shares of The
                Lincoln Electric Company filed on June 5, 1995 and incorporated herein by reference and made a part hereof).
      4(a)      Note Agreement dated November 20, 1991 between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to Form 10-K of The Lincoln
                Electric Company for the year ended December 31, 1991, SEC File No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated
                March 18, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a)
                to Form 10-K of The Lincoln Electric Company for the year ended December 31,
                1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993; 8.98%
                Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The
                Lincoln Electric Company for the year ended December 31, 1993, SEC File No.
                0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated October 31, 1994 (filed as Exhibit 4(a) to Form 10-Q of
                The Lincoln Electric Company for the period ended September 30, 1994, SEC File
                No. 0-1402 and incorporated herein by reference and made a part hereof); and as further amended by letter dated December 20, 1995 filed herewith.
      4(b)      Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent, and filed herewith.
     10(a)      The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form
                S-8 Registration Statement of The Lincoln Electric Company, SEC File No.
                33-25209 and incorporated herein by reference and made a part hereof).
     10(b)      Form of Indemnification Agreement (filed as Exhibit 10(b) to Form 10-K of the
                Lincoln Electric Company for the year ended December 31, 1994, SEC File No.
                0-1402 and incorporated herein by reference).
     10(c)      The Lincoln Electric Company Supplemental Executive Retirement Plan, as amended, filed herewith.
     10(d)      The Lincoln Electric Company Deferred Compensation Plan, as amended, filed herewith.
     10(e)      Description of Management Incentive Plan, filed herewith.
     10(f)      Description of Non-Employee Directors' Restricted Stock Plan, filed herewith as set forth in resolutions of the Board of Directors dated March 30, 1995.
     10(g)      The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan,
                filed herewith.
     10(h)      Retirement Agreement between the Company and Frederick W. Mackenbach dated
                November 8, 1995, filed herewith.
     10(i)      Employment Agreement between the Company and Anthony A. Massaro dated July 14,
                1993, as amended on January 1, 1994 (filed as Exhibit 10(e) to Form 10-K of The
                Lincoln Electric Company for the year ended December 31, 1994, SEC File No.
                0-1402, and incorporated herein by reference).
     10(j)      Employment Agreement between the Company and H. Jay Elliott dated June 22, 1993
                (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the
                year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).
     10(k)      Employment Agreement between the Company and Frederick G. Stueber dated February
                22, 1995 (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company
                for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).
     10(l)      The Lincoln Electric Company Employee Savings Plan (filed on Form S-8
                Registration Statement of The Lincoln Electric Company, SEC File No. 33-64187
                and incorporated herein by reference and made a part hereof).

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
     10(m)      1995 Lincoln Stock Purchase Plan (filed on Form S-8 Registration Statement of
                The Lincoln Electric Company, SEC File No. 33-64189 and incorporated herein by reference and made a part hereof).
     11         Computation of earnings per share.
     21         Subsidiaries of the Registrant.
     23         Consent of Independent Auditors.
     27         Financial Data Schedule.

     Upon request, The Lincoln Electric Company will furnish to security holders copies of any exhibit to the Form 10-K report upon payment of a reasonable fee. Any requests should be made in writing to: Mr. H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer, The Lincoln Electric Company, 22801 St. Clair Avenue, Cleveland, Ohio 44117, Phone: (216) 481-8100.

(B) NO REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            THE LINCOLN ELECTRIC COMPANY
                                            (Registrant)

                                            By: /s/  H. JAY ELLIOTT
                                               --------------------
                                              H. Jay Elliott
                                              Senior Vice President, Chief
                                                Financial Officer
                                              and Treasurer
                                              (principal financial and
                                                accounting officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 15, 1996.

/s/  DONALD F. HASTINGS                          /s/  FREDERICK W. MACKENBACH
---------------------------                      ----------------------------
Donald F. Hastings, Chairman of the              Frederick W. Mackenbach, President,
Board and Chief Executive Officer                Chief Operating Officer and Director
(principal executive officer)

/s/  H. JAY ELLIOTT                              /s/  HARRY CARLSON
---------------------------                      ---------------------------
H. Jay Elliott, Senior Vice President,           Harry Carlson, Director
Chief Financial Officer and Treasurer
(principal financial and accounting officer)

                                                 /s/  EDWARD E. HOOD
---------------------------                      ---------------------------
David H. Gunning, Director                       Edward E. Hood, Jr., Director

/s/  PAUL E. LEGO                                /s/  HUGH L. LIBBY
---------------------------                      ---------------------------
Paul E. Lego, Director                           Hugh L. Libby, Director

/s/  DAVID C. LINCOLN                            /s/  EMMA S. LINCOLN
---------------------------                      ---------------------------
David C. Lincoln, Director                       Emma S. Lincoln, Director

                                                 /s/  KATHRYN JO LINCOLN
---------------------------                      ---------------------------
G. Russell Lincoln, Director                     Kathryn Jo Lincoln, Director

/s/  HENRY L. MEYER III
---------------------------                      ---------------------------
Henry L. Meyer III, Director                     Lawrence O. Selhorst, Director

/s/  CRAIG R. SMITH                              /s/  FRANK L. STEINGASS
---------------------------                      ---------------------------
Craig R. Smith, Director                         Frank L. Steingass, Director

/s/  HENRY L. MEYER III
---------------------------
Henry L. Meyer III, Director

/s/  CRAIG R. SMITH
---------------------------
Craig R. Smith, Director

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1995

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Lincoln Electric Company

     We have audited the consolidated financial statements of The Lincoln Electric Company and subsidiaries listed in the accompanying Index to financial statements at Item 14 (a1). Our audits also included the financial statement schedule listed in the Index at Item 14 (a2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lincoln Electric Company and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                            ERNST & YOUNG LLP

Cleveland, Ohio
February 27, 1996

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                           (IN THOUSANDS OF
                                                                               DOLLARS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................  $ 10,087     $ 10,424
  Accounts receivable (less allowances of $3,916 in 1995; $4,251 in
     1994).............................................................   140,833      126,007
  Inventories
     Raw materials and in-process......................................    86,335       72,302
     Finished goods....................................................    96,530       82,974
                                                                         --------     --------
                                                                          182,865      155,276
  Deferred income taxes -- Note E......................................     9,738       11,601
  Prepaid expenses.....................................................     6,713        2,899
  Other current assets.................................................     6,847        7,220
                                                                         --------     --------
TOTAL CURRENT ASSETS...................................................   357,083      313,427
OTHER ASSETS
  Notes receivable from employees......................................       287        3,151
  Goodwill.............................................................    39,154       39,213
  Other................................................................    15,642       16,855
                                                                         --------     --------
                                                                           55,083       59,219
PROPERTY, PLANT AND EQUIPMENT
  Land.................................................................    12,396       12,655
  Buildings............................................................   123,360      118,903
  Machinery, tools and equipment.......................................   354,855      312,957
                                                                         --------     --------
                                                                          490,611      444,515
  Less allowances for depreciation and amortization....................   285,017      260,304
                                                                         --------     --------
                                                                          205,594      184,211
                                                                         --------     --------
TOTAL ASSETS...........................................................  $617,760     $556,857
                                                                         ========     ========

                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                           (IN THOUSANDS OF
                                                                         DOLLARS, EXCEPT SHARE
                                                                                 DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable...............................................  $ 53,882     $ 54,766
  Notes payable to banks -- Note D.....................................    28,541       15,843
  Salaries, wages and amounts withheld.................................    17,080       12,405
  Taxes, including income taxes -- Note E..............................    33,160       21,783
  Dividend payable.....................................................     2,988        2,203
  Current portion of long-term debt -- Note D..........................     1,269        2,272
  Other current liabilities............................................    31,729       34,845
                                                                         --------     --------
TOTAL CURRENT LIABILITIES..............................................   168,649      144,117
LONG-TERM DEBT, less current portion -- Note D.........................    93,582      194,831
DEFERRED INCOME TAXES -- Note E........................................     7,063        6,631
OTHER LONG-TERM LIABILITIES............................................    13,021       10,337
MINORITY INTEREST IN SUBSIDIARIES......................................     5,499        6,808
SHAREHOLDERS' EQUITY -- Note B
  Common Shares, without par value -- at stated capital amount:
       Authorized -- 30,000,000 shares; Outstanding -- 10,520,987 shares in 1995 and 10,514,324 shares in 1994, net of 4,346,516
        treasury shares at December 31, 1994...........................     2,104        2,103
  Class A Common Shares (non-voting), without par value -- at stated
     capital amount:
          Authorized -- 30,000,000 shares; Outstanding -- 13,880,171
            shares.....................................................     2,776
  Class B Common Shares, without par value -- at stated capital amount:
       Authorized -- 2,000,000 shares; Outstanding -- 487,117 shares at
        December 31, 1995 and 499,840 shares at December 31, 1994......        97          100
  Additional paid-in capital...........................................   102,652       25,447
  Retained earnings....................................................   228,555      176,965
  Cumulative translation adjustments...................................    (6,238)     (10,482)
                                                                         --------     --------
                                                                          329,946      194,133
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $617,760     $556,857
                                                                         ========     ========

Share amounts reflect the recapitalization (see Note B).

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31
                                                            ------------------------------------
                                                               1995          1994         1993
                                                            ----------     --------     --------
                                                                 (IN THOUSANDS OF DOLLARS,
                                                                   EXCEPT PER SHARE DATA)
Net sales.................................................  $1,032,398     $906,604     $845,999
Cost of goods sold........................................     634,551      556,259      532,795
                                                            ----------     --------     --------
Gross profit..............................................     397,847      350,345      313,204
Distribution cost/selling, general & administrative
  expenses................................................     289,812      261,681      277,003
Restructuring charges (income) -- Note C..................                   (2,735)      70,079
                                                            ----------     --------     --------
Operating income (loss)...................................     108,035       91,399      (33,878)
Other income (expense):
  Interest income.........................................       1,664        1,442        1,627
  Other income............................................       2,231        3,067        2,922
  Interest expense........................................     (12,346)     (15,740)     (17,621)
                                                            ----------     --------     --------
                                                                (8,451)     (11,231)     (13,072)
                                                            ----------     --------     --------
Income (loss) before income taxes and cumulative effect of
  accounting change.......................................      99,584       80,168      (46,950)
Income taxes (benefit) -- Note E..........................      38,109       32,160       (6,414)
                                                            ----------     --------     --------
Income (loss) before cumulative effect of accounting
  change..................................................      61,475       48,008      (40,536)
Cumulative effect to January 1, 1993 of change in method
  of accounting for income taxes--Note A..................                                 2,468
                                                            ----------     --------     --------
Net income (loss).........................................  $   61,475     $ 48,008     $(38,068)
                                                            ==========     ========     ========
Per share:
  Income (loss) before cumulative effect of accounting
     change...............................................  $     2.63     $   2.19     $  (1.87)
  Cumulative effect of accounting change..................                                   .12
                                                            ----------     --------     --------
  Net income (loss).......................................  $     2.63     $   2.19     $  (1.75)
                                                            ==========     ========     ========

Per share amounts reflect the June 12, 1995 stock dividend (see Note B).

See notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                  YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            CLASS A COMMON       CLASS B COMMON
                     COMMON SHARES              SHARES               SHARES        ADDITIONAL              CUMULATIVE
                  --------------------   --------------------   ----------------    PAID IN     RETAINED   TRANSLATION
                    SHARES      AMOUNT     SHARES      AMOUNT   SHARES    AMOUNT    CAPITAL     EARNINGS   ADJUSTMENT     TOTAL
                  -----------   ------   -----------   ------   -------   ------   ----------   --------   -----------   --------
                                      (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA.)
BALANCE, JANUARY
  1, 1993.......    1,033,346   $ 207                            45,062    $  9     $ 23,067    $183,183     $(7,743)    $198,723
    Net loss....                                                                                 (38,068)                 (38,068)
    Cash
      Dividends
      Declared -
      $ .36 per
      share.....                                                                                  (7,808)                  (7,808)
    Shares Sold
      to
      Employees...      3,648       1                                                    678                                  679
    Shares
      Issued
      under
      Incentive
      Equity
      Plan......        1,151                                                            224                                  224
    Ten-For-One
      Stock
      Split.....    9,343,305   1,868                           405,558      81       (1,949)
    Shares
      Issued to
      ESOP......                                                 49,220      10          906                                  916
    Adjustment
      for the
      Year......                                                                                             (11,171)     (11,171)
                  -----------   ------                          -------   ------   ----------   --------   -----------   --------
BALANCE,
  DECEMBER 31,
  1993..........   10,381,450   2,076                           499,840     100       22,926     137,307     (18,914)     143,495
    Net
      Income....                                                                                  48,008                   48,008
    Cash
      Dividends
      declared -
      $ .38 per
      share.....                                                                                  (8,350)                  (8,350)
    Shares Sold
      to
      Employees...    107,520      22                                                  2,063                                2,085
    Shares
      Issued
      Under
      Incentive
      Equity
      Plan......       25,354       5                                                    458                                  463
    Adjustment
      for the
      Year......                                                                                               8,432        8,432
                  -----------   ------                          -------   ------   ----------   --------   -----------   --------
BALANCE,
  DECEMBER 31,
  1994..........   10,514,324   2,103                           499,840     100       25,447     176,965     (10,482)     194,133
    Net
      Income....                                                                                  61,475                   61,475
    Cash
      Dividends
      Declared -
      $ .42 per
      share.....                                                                                  (9,885)                  (9,885)
    Shares
      Issued
      Under
      Incentive
      Equity
      Plan......        2,500                                                             99                                   99
    Stock
     Dividend...                          11,016,664   $2,203                         (2,203)
    Shares Sold
      in Public
      Offering,
      net of
      expenses...                           2,863,507     573                          79,296                               79,869
    Repurchase
      of Class B
      Shares....                                                (12,723)     (3)        (111)                                (114)
    Shares
      Issued to
    Non-Employee
    Directors...        4,163       1                                                    124                                  125
    Adjustment
      for the
      Year......                                                                                               4,244        4,244
                  -----------   ------   -----------   ------   -------   ------   ----------   --------   -----------   --------
BALANCE,
  DECEMBER 31,
  1995..........   10,520,987   $2,104    13,880,171   $2,776   487,117    $ 97     $102,652    $228,555     $(6,238)    $329,946
                   ==========   =======   ==========   =======  =======   =======  =========    ========   ==========    ========

See notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES
Net income (loss)..........................................  $ 61,475     $ 48,008     $(38,068)
  Adjustments to reconcile net income (loss) to net cash
     provided
     by operating activities:
       Depreciation and amortization.......................    29,742       27,960       30,545
       Deferred income taxes...............................     2,810       31,862      (32,501)
       Cumulative effect of accounting change..............                              (2,468)
       Foreign exchange loss (gain)........................     1,558        4,047         (348)
       Minority interest...................................      (333)         416         (358)
       Provision for restructuring.........................                 (2,735)      68,370
       Changes in operating assets and liabilities net of
          effects from
          acquisitions:
            (Increase) in accounts receivable..............   (13,082)     (14,003)      (6,228)
            (Increase) decrease in inventories.............   (25,648)      (6,476)      10,654
            (Increase) in other current assets.............    (2,879)      (1,447)      (1,331)
            Increase (decrease) in accounts payable........    (1,375)       9,929        2,856
            Increase (decrease) in other current
               liabilities.................................    11,045      (31,026)      (2,928)
            Gross change in other noncurrent assets and
               liabilities.................................     1,991        2,458       (1,124)
            Other--net.....................................       152         (327)       1,662
                                                             --------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    65,456       68,666       28,733
INVESTING ACTIVITIES
  Purchases of property, plant and equipment...............   (48,351)     (37,366)     (19,090)
  Sales of property, plant and equipment...................     2,909        5,099        2,599
  Acquisition of minority interest.........................                              (8,518)
                                                             --------     --------     --------
NET CASH USED BY INVESTING ACTIVITIES......................   (45,442)     (32,267)     (25,009)
FINANCING ACTIVITIES
  Proceeds from the sale of Common Shares..................    81,180        2,085          679
  Proceeds from short-term borrowings......................    39,774       56,405          305
  Payments on short-term borrowings........................   (39,991)     (59,293)     (12,736)
  Notes payable to banks -- net............................    11,966       (5,122)      (9,470)
  Proceeds from long-term borrowings.......................   204,476      317,669      603,405
  Payment on long-term borrowings..........................  (309,111)    (351,793)    (576,445)
  Dividends paid...........................................    (9,100)      (8,106)      (7,791)
  Other....................................................       562          838         (210)
                                                             --------     --------     --------
NET CASH USED BY FINANCING ACTIVITIES......................   (20,244)     (47,317)      (2,263)
Effect of exchange rate changes on cash and cash
  equivalents..............................................      (107)         961       (1,707)
                                                             --------     --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS......................      (337)      (9,957)        (246)
Cash and cash equivalents at beginning of year.............    10,424       20,381       20,627
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $ 10,087     $ 10,424     $ 20,381
                                                             ========     ========     ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                               DECEMBER 31, 1995
NOTE A -- ACCOUNTING POLICIES

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

     Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out
(LIFO) method, and for foreign inventories cost is determined by the first-in, first-out (FIFO) method. At December 31, 1995 and 1994, approximately 63% and 62%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $55,300 at December 31, 1995 and $51,739 at December 31, 1994.

     Property, Plant and Equipment: Property, plant and equipment, including facilities and equipment under capital leases (not material), are stated at cost and include improvements which significantly extend the useful lives of existing plant and equipment. Depreciation and amortization are computed by both accelerated and straight-line methods over useful lives ranging from 3 to 20 years for machinery, tools and equipment, and up to 50 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur.

     Research and Development: Research and development costs, which are expensed as incurred, were $19,736 in 1995, $18,473 in 1994 and $19,210 in 1993.

     Goodwill: The excess of the purchase price over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $6,750 and $5,784 in 1995 and 1994, respectively.

     The carrying value of goodwill is reviewed if facts and circumstances indicate a potential impairment of carrying value utilizing relevant cash flow and profitability information.

     Translation of Foreign Currencies: Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the balance sheet date; revenue and expense accounts are translated at average monthly exchange rates. Translation adjustments are reflected as a component of shareholders' equity.

     Transaction gains and losses are included in the statements of consolidated operations in distribution cost/selling, general and administrative expenses. The Company recorded transaction losses of $1,930 in 1995, $3,746 in 1994 and $228 in 1993. The higher level of transaction losses in 1995 and 1994 is attributable to the effect of the devaluation of the Mexican peso on a U.S. dollar denominated debt obligation which was less in 1995 than it was in 1994. This U.S. dollar denominated debt was settled in 1995.

     Financial Instruments: The Company utilizes forward exchange contracts to hedge exposure to exchange rate fluctuations on certain intercompany loans, purchase and sales transactions and other intercompany commitments. Any contracts that are entered into are written on a short-term basis, are not held for trading purposes, and are not held for purposes of speculation. Gains and losses on all forward exchange contracts described herein are not material and are recognized in the statements of consolidated operations in the periods the exchange rates change. At December 31, 1995, the Company had $35 million of outstanding forward exchange contracts. These forward exchange contracts are principally denominated in the French Franc ($7,134), British Pound ($6,127), Dutch Guilder ($18,231) and Norwegian Krone ($2,885).

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

     The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. No counterparties are expected to fail to meet their obligations given their high credit ratings, so the Company usually does not obtain collateral for these instruments.

     Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

     Accounting Change: Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by Statement No. 109, the Company elected not to restate the financial statements of any prior year. The cumulative effect of the change decreased the net loss for 1993 by $2,468 or $.12 per share.

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued. SFAS No. 121 requires long-lived assets, primarily property, plant and equipment, identified intangible assets, and excess of cost over net assets of businesses acquired, to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. The Company will adopt SFAS No. 121 in 1996 and believes the effect of adoption will not be material.

     Net Income (Loss) per Share: Net income (loss) per share is based on the average number of all shares outstanding during the year (23,350,254 in 1995; 21,939,982 in 1994 and 21,703,982 in 1993).

     Supplemental Earnings per Share: In 1995, the Company sold Class A Common Shares in an underwritten public offering (see Note B). The proceeds of the offering were used to reduce the Company's outstanding indebtedness. Had the proceeds been received and applied to reduce indebtedness as of January 1, 1995, net income per share for 1995 would have been $2.54, compared to $2.06 for 1994, if the proceeds were received and applied to reduce indebtedness as of January 1, 1994.

     Other: Included in distribution cost/selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus, net of hospitalization costs deducted therefrom ($66,357 in 1995; $59,559 in 1994; and $53,450 in 1993.) Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

NOTE B -- RECAPITALIZATION AND OTHER EQUITY TRANSACTIONS

     The Company completed a recapitalization in 1995 that included the authorization of Class A Common Shares, which is a new class of non-voting common shares. The recapitalization included a distribution payable on June 12, 1995, to holders of record of the Company's outstanding voting common shares as of June 5, 1995, of a dividend of one Class A Common Share for each outstanding share of the Company's voting common shares. Retroactive effect has been given to the stock dividend in the computation of all per share data in these financial statements.

     Prior to the adoption of the recapitalization, the Company had two authorized and outstanding classes of voting common shares. As a result of the recapitalization, the Company's authorized capital consists of two voting classes, the Common Shares, without par value (formerly the "Common Stock"), and the Class B Common Shares, without par value (formerly the "Class A Common Stock"), and one non-voting class, the Class A Common Shares (the new "Class A Common Shares").

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

     The recapitalization included an increase in the total number of authorized common shares of all classes from 17 million to 62 million shares consisting of 30 million Common Shares, 30 million Class A Common Shares and 2 million Class B Common Shares.

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

     The Lincoln Electric Company Employees' Stock Purchase Plan ("Plan") which provided that employees could purchase shares of the Company's Common Stock, when offered, at its book value, was terminated by the Board of Directors effective March 30, 1995. Under the Plan, the Company had the option to repurchase the shares, but in 1992 the Company suspended the repurchase of all shares under the Plan. Upon termination of the Plan, all shares issued under the Plan (1,639,686) became unrestricted shares. In May 1995, the shareholders approved the 1995 Lincoln Stock Purchase Plan ("Purchase Plan"), which provides employees the ability to purchase open market shares on a commission free basis up to a limit of ten thousand dollars annually. There were no purchases during 1995 under this Purchase Plan.

     The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") provides for the award or sale of Common Shares and Class A Common Shares to officers and other key employees of the Company and its subsidiaries. Following grants of deferred stock in 1989, the terms of which were satisfied in 1991, the Company distributed a total of 32,524 Common Shares (including 524 Shares issued for dividends accrued during the deferral period) of which 10,660 Common Shares were distributed in 1992, 11,510 Common Shares in 1993, and 10,354 Common Shares in 1994 (and a corresponding number of Class A Common Shares were distributed at the time of the 1995 stock dividend). These shares, along with 15,000 Common Shares issued to a former officer of the Company and corresponding Class A Common Shares received in the 1995 stock dividend, are restricted as to resale rights with the Company having a right of first refusal at a purchase price based on the book value of the shares. Additionally in 1994, 15,000 shares of restricted stock (after the stock dividend, 30,000 shares) were issued to two officers of the Company, with scheduled vesting that will be satisfied over time and completed in January 1997. In 1995, 5,000 shares of restricted stock were issued to another officer with vesting over a six year period. At December 31, 1995, there were no other outstanding awards under the Plan, and 1,899,952 shares (949,976 Common Shares and 949,976 Class A Common Shares) are reserved for future issuance under the Incentive Equity Plan.

     The Lincoln Electric Company Employee Stock Ownership Plan (the "ESOP") is a non-contributory profit-sharing plan established to provide deferred compensation benefits for all eligible employees. The cost of the plan is borne by the Company through contributions to an employee stock ownership trust as determined annually by the Board of Directors. In May 1989, shareholders authorized 2,000,000 shares of Class B Common Shares (formerly the "Class A Common Stock"), without par value. The Company's Common Shares and Class B Common Shares are identical in all respects, except that holders of Class B Common Shares are subject to certain transfer restrictions and the Class B Common Shares are only issued to the ESOP. In 1995 and 1994, no shares were issued to the ESOP. In 1993, the Company issued 49,220 shares to the ESOP with an estimated fair value of $916 which was recorded as compensation expense. The difference between the total stated capital amount of $.20 per share and the estimated fair value was recorded as additional paid-in-capital. At December 31, 1995 and 1994, 1,500,160 authorized but unissued shares are available for future issuance to the ESOP. In 1995, the Company repurchased 12,723 Class B Common Shares for $114.

     In May 1995, the shareholders approved The Lincoln Non-Employee Directors' Restricted Stock Plan ("Non-Employee Directors' Plan"). The Non-Employee Directors' Plan provides for distributions of ten

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES thousand dollars worth of Common Shares to each non-employee Director as part of an annual retainer. During 1995, 4,163 shares were issued to 13 non-employee Directors under this Plan.

NOTE C -- RESTRUCTURING CHARGES

     In 1993 the Company substantially completed its plan to downsize and streamline its foreign operations (principally in Europe) and close manufacturing facilities in Germany, Japan and South America. Management's decisions resulted in a restructuring charge in 1993 of $70,100 ($40,900 after tax or $1.88 per share) which was comprised of (1) asset write-downs in the amount of $45,900 including goodwill of $8,900; (2) severance and other redundancy costs of $27,500; and (3) a net credit of $3,300 comprised of a claim settlement and other restructuring liabilities including estimated losses through the final facility closing dates in 1994.

     In 1994 all of the planned facility closings were completed and one of the facilities was disposed of. In total, approximately 1,400 employees were terminated as a result of the 1993 program and prior year program. In 1994 the restructuring accruals were adjusted to reflect management's current cost estimates to complete the program which resulted in a credit to income of $2,735.

     In 1995, an additional facility was sold. The restructuring accrual at December 31, 1995 (included in other current liabilities) is $5,555. The remaining expenditures, which include costs related to the sale of the remaining facilities closed and holding costs to be incurred through the estimated date of disposal, are anticipated to be incurred in 1996.

NOTE D -- SHORT-TERM AND LONG-TERM DEBT

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------    --------
    Short-term debt:
      Notes payable to banks at interest rates from 5.36% to 12.50%
         (5.6625% to 11.25% in 1994).................................  $28,541    $ 15,843
                                                                       =======    ========
    Long-term debt:
      Multi-currency Credit Agreement, due October 1, 1997...........             $100,947
      Multi-currency Credit Agreement, due December 20, 2000
         (5.975%)....................................................  $10,000
      8.73% Senior Note due 2003 (eight equal annual principal
         payments commencing in 1996)................................   75,000      75,000
      Other borrowings due through 2023, interest at 2.00% to 6.20%
         (2.00% to 13.74% in 1994)...................................    9,850      21,156
                                                                       -------    --------
                                                                        94,850     197,103
      Less current portion...........................................    1,268       2,272
                                                                       -------    --------
              Total..................................................  $93,582    $194,831
                                                                       =======    ========

     In December 1995, the Company entered into a new $200 million unsecured, multi-currency Credit Agreement. The terms of the new Credit Agreement which expires December 20, 2000, provide for annual extensions. The new Credit Agreement provides more favorable pricing levels and less restrictive covenants. The interest rate on outstanding borrowings is determined based upon defined leverage rates for the pricing options selected. The interest rate can range from LIBOR plus .20% to LIBOR plus .30% depending upon the defined leverage rate. The agreement also provides for a facility fee ranging from .10% to .15% per annum based upon the daily aggregate amount of the commitment. Simultaneously, with the signing of the Credit Agreement, the $75,000 8.73% Senior Note due in 2003 was amended to conform with the financial covenants of the new Credit Agreement, which requires interest coverage and funded debt to capital ratios.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

     The principal payment due in 1996 ($9,375,000) on the 8.73% Senior Note is classified as long-term debt as the Company intends to refinance the amount on a long-term basis under the Multi-currency Credit Agreement.

     Maturities of long-term debt for the five years succeeding December 31, 1995 are $1,268 in 1996, $10,510 in 1997, $10,117 in 1998, $9,752 in 1999,
$29,002 in 2000 and $34,201 thereafter.

     At December 31, 1995, loans amounting to $5,177 were collateralized by property and equipment.

     Total interest paid was $12,606 in 1995, $17,400 in 1994 and $19,000 in
1993. Weighted average interest rates on notes payable to bank at December 31, 1995 and 1994 were 6.4% and 6.8%, respectively.

NOTE E -- INCOME TAXES

     The components of income (loss) before income taxes and cumulative effect of accounting change are as follows:

                                                              1995       1994        1993
                                                             -------    -------    --------
     U.S...................................................  $80,351    $70,703    $ 43,345
     Non-U.S...............................................   19,233      9,465     (90,295)
                                                             -------    -------    --------
               Total.......................................  $99,584    $80,168    $(46,950)
                                                             =======    =======    ========

     Components of income tax expense (benefit) for the years ended December 31, are as follows:

                                                              1995       1994        1993
                                                             -------    -------    --------
     Current:
       Federal.............................................  $24,605    $(8,379)   $ 21,032
       Non-U.S.............................................    5,465      4,143       2,227
       State and local.....................................    5,229      4,534       2,828
                                                             -------    -------    --------
                                                              35,299        298      26,087
     Deferred:
       Federal.............................................    2,576     31,223     (32,980)
       Non-U.S.............................................      234        639         479
                                                             -------    -------    --------
                                                               2,810     31,862     (32,501)
                                                             -------    -------    --------
               Total.......................................  $38,109    $32,160    $ (6,414)
                                                             =======    =======    ========

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

     The differences between total income tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes and cumulative effect of accounting change are as follows:

                                                              1995       1994        1993
                                                             -------    -------    --------
     Statutory rate of 35% applied to pre-tax income
       (loss)..............................................  $34,854    $28,059    $(16,432)
     Effect of state and local income taxes, net of Federal
       tax benefit.........................................    3,399      2,947       1,838
     Differences in income taxes on non-U.S. earnings and
       remittances.........................................   (2,175)    (1,158)        336
     Non-U.S. losses and unrecognized tax benefits.........    1,570      2,113       8,308
     Foreign sales corporation.............................     (961)      (838)       (703)
     Other -- net..........................................    1,422      1,037         239
                                                             -------    -------    --------
               Total.......................................  $38,109    $32,160    $ (6,414)
                                                             =======    =======    ========

     Total income tax payments, net of refunds, were $22,428 in 1995, $6,115 in 1994 and $19,400 in 1993.

     At December 31, 1995, the Company's foreign subsidiaries had net operating loss carryforwards of approximately $61,000 which expire in various years from 1996 through 2002, except for $20,000 for which there is no expiration date.

     Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows:

                                                                       1995        1994
                                                                     --------    --------
     Deferred tax assets:
       Net operating loss carryforwards............................  $ 20,917    $ 20,898
       U.S. foreign tax credits....................................     1,797         954
       State income taxes..........................................       926       1,220
       Inventory adjustments.......................................    (1,003)      3,279
       Other accrual accounts......................................     5,826       4,394
       Employee benefits...........................................     1,983       1,269
       Other asset adjustments.....................................     4,996       3,756
       Pension adjustments.........................................     2,038       2,417
       Other deferred tax assets...................................     3,021       1,092
                                                                     --------    --------
                                                                       40,501      39,279
     Valuation allowance...........................................   (21,955)    (20,824)
                                                                     --------    --------
                                                                       18,546      18,455
     Deferred tax liabilities:
       Depreciation................................................   (11,820)     (9,325)
       Pension adjustments.........................................    (1,401)     (3,004)
       Other deferred tax liabilities..............................    (2,650)     (1,156)
                                                                     --------    --------
                                                                      (15,871)    (13,485)
                                                                     --------    --------
               Total...............................................  $  2,675    $  4,970
                                                                     ========    ========

The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries as such funds are deemed permanently reinvested to finance foreign expansion and meet operational needs on an

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES ongoing basis. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its calculation; however, unrecognized non-U.S. tax credits and non-U.S. withholding taxes paid upon distribution would be available to reduce some portion of the U.S. liability.

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

     A summary of the components of total pension expense is as follows:

                                                             1995        1994        1993
                                                           --------    --------    --------
     U.S. Plans:
       Service cost -- benefits earned during the year...  $  7,375    $  7,155    $  6,115
       Interest cost on projected benefit obligation.....    21,847      19,601      18,158
       Actual return on plan assets......................   (37,696)    (18,795)    (19,569)
       Net amortization and deferral.....................    17,819        (528)      1,441
                                                           --------    --------    --------
       Net pension cost of defined benefit plans.........     9,345       7,433       6,145
       Defined contribution plans........................       154         258         193
                                                           --------    --------    --------
               Total U.S. plans..........................     9,499       7,691       6,338
     Non-U.S. Plans:
       Service cost -- benefits earned during the year...     1,476       1,524       1,422
       Interest cost on projected benefit obligation.....     2,291       2,207       2,253
       Actual return on plan assets......................    (3,186)       (932)     (4,506)
       Net amortization and deferral.....................       374      (1,717)      2,000
                                                           --------    --------    --------
       Net pension cost of defined benefit plans.........       955       1,082       1,169
       Defined contribution plans........................       687         702       1,326
                                                           --------    --------    --------
               Total Non-U.S. plans......................     1,642       1,784       2,495
                                                           --------    --------    --------
               Total pension expense.....................  $ 11,141    $  9,475    $  8,833
                                                           ========    ========    ========

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

     The funded status of the U.S. and Non-U.S. plans at December 31, 1995 and 1994 is as follows:

                                                        U.S.                  NON-U.S.
                                                --------------------    --------------------
                                                  1995        1994        1995        1994
                                                --------    --------    --------    --------
     Actuarial present value of accumulated
       benefit obligations:
          Vested..............................  $261,132    $218,754    $ 26,659    $ 24,902
          Nonvested...........................     9,407       9,797       1,080         881
                                                --------    --------    --------    --------
                                                $270,539    $228,551    $ 27,739    $ 25,783
                                                ========    ========    ========    ========
     Actuarial present value of projected
       benefit obligations....................  $309,359    $258,661    $ 31,153    $ 29,020
     Plan assets at fair value................   282,843     243,802      35,270      32,272
                                                --------    --------    --------    --------
     Plan assets in excess of (less than)
       projected benefit obligations..........   (26,516)    (14,859)      4,117       3,252
          Unrecognized net (gain) loss........    16,725         155      (1,759)     (1,410)
          Unrecognized prior service cost.....    12,651      13,839         505         389
          Unrecognized net assets at January
            1, 1994 and 1993, net of
            amortization......................    (2,581)     (2,910)     (1,359)     (1,519)
          Minimum Liability...................    (1,208)     (2,183)       (321)       (480)
                                                --------    --------    --------    --------
          Accrued retirement annuity expense
            recognized in the balance sheet...  $   (929)   $ (5,958)   $  1,183    $    232
                                                ========    ========    ========    ========

     The increase in the actuarial present value of accumulated benefit obligations ("ABO") for the domestic plans is largely due to the change in the discount rate from 8.25% to 7.5% as well as the normal one year's additional accrual of benefit under all plans. The increase in the ABO for the foreign plans is largely due to the normal one year's accrual of additional benefits.

     Assumptions used in accounting for the defined benefit plans as of December 31, 1995 and 1994 for both the U.S. and Non-U.S. plans were as follows:

                                                                                NON-U.S.
                                                              U.S. PLANS         PLANS
                                                             -------------    ------------
                                                             1995    1994     1995    1994
                                                             ----    -----    ----    ----
     Weighted-average discount rates.......................  7.5%    8.25%    8.1%    8.2%
     Projected rates of increase in compensation...........  5.5%     5.5%    4.8%    4.8%
     Expected rates of return on plan assets...............  9.0%     9.0%    8.4%    8.5%

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

     The Cleveland, Ohio area operations have a Guaranteed Continuous Employment Plan covering substantially all employees, which, in general, states that the Company will provide work for at least 75% of every standard work week (presently 40 hours). This plan does not guarantee employment when the Company's ability to continue normal operations is seriously restricted by events beyond the control of the

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

Company. The Company has reserved the right to terminate this plan effective at the end of a calendar year by giving notice of such termination not less than six months prior to the end of such year.

NOTE G -- INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

     The Company's primary business is the design, manufacture and sale, in the domestic and international markets of arc and other welding products and related gases used in the welding process. The Company also designs, manufactures and sells integral horsepower industrial electric motors. Financial information by geographic areas follows:

                                 UNITED                   OTHER
                                 STATES      EUROPE     COUNTRIES    ELIMINATIONS      TOTAL
                                --------    --------    ---------    ------------    ----------
     1995:
       Net sales to
          unaffiliated
          customers...........  $711,940    $201,672    $118,786                     $1,032,398
       Inter-geographic
          sales...............    53,347      15,662       9,092       $(78,101)
                                --------    --------    ---------    ------------    ----------
               Total..........  $765,287    $217,334    $127,878       $(78,101)     $1,032,398
                                ========    ========    ========     ===========      =========
       Pre-tax profit
          (loss)..............  $ 79,737    $ 10,172    $ 10,956       $ (1,281)     $   99,584
       Identifiable assets....   404,972     194,319      80,921        (62,452)        617,760
     1994:
       Net sales to
          unaffiliated
          customers...........  $641,607    $156,803    $108,194                     $  906,604
       Inter-geographic
          sales...............    40,876      10,558       7,060       $(58,494)
                                --------    --------    ---------    ------------    ----------
               Total..........  $682,483    $167,361    $115,254       $(58,494)     $  906,604
                                ========    ========    ========     ===========      =========
       Pre-tax profit
          (loss)..............  $ 68,316    $  7,891    $  4,062       $   (101)     $   80,168
       Identifiable assets....   350,012     165,722      76,129        (35,006)        556,857
     1993:
       Net sales to
          unaffiliated
          customers...........  $543,458    $211,268    $ 91,273                     $  845,999
       Inter-geographic
          sales...............    29,077       6,663       4,806       $(40,546)
                                --------    --------    ---------    ------------    ----------
               Total..........  $572,535    $217,931    $ 96,079       $(40,546)     $  845,999
                                ========    ========    ========     ===========      =========
       Pre-tax profit
          (loss)..............  $ 42,570    $(68,865)   $(22,903 )     $  2,248      $  (46,950)
       Identifiable assets....   389,247     172,136      69,871        (71,711)        559,543

     Intercompany sales between geographic regions are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation.

     Export sales (excluding intercompany sales) from the United States were $81,770 in 1995, $64,400 in 1994 and $58,100 in 1993.

NOTE H -- ACQUISITIONS

     In June 1993, the Company purchased the outstanding minority interest in its subsidiary in Spain for approximately $8,500. The transaction was accounted for as a purchase and the increased interest in the results of operations was included in the consolidated statements of operations from the transaction date.

NOTE I -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company has various financial instruments, including cash, cash equivalents and short and long-term debt. The Company has determined the estimated fair value of these financial instruments by using available

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES market information and appropriate valuation methodologies which require judgment. Accordingly, the use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The total notional value of forward currency exchange contracts at December 31, 1995 is $35 million.

     The carrying amounts and estimated fair value of the Company's significant other financial instruments at December 31, 1995 are as follows:

                                                                     CARRYING      FAIR
                                                                     AMOUNTS      VALUE
                                                                     --------    --------
     Cash and Cash Equivalents.....................................  $10,087     $ 10,087
     Notes Payable to Banks........................................   28,541       28,541
     Long-Term Debt................................................   94,850      101,026
     Forward Contracts.............................................     (167 )       (167)

NOTE J -- OPERATING LEASES

     The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancellable, and in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense was $8,852 in 1995, $9,226 in 1994 and $9,864 in 1993.

     At December 31, 1995, total minimum lease payments for noncancellable operating leases are as follows:

1996....................................  $ 8,022
1997....................................    6,467
1998....................................    5,187
1999....................................    4,422
2000....................................    2,991
Thereafter..............................    4,620
                                          -------
          Total.........................  $31,709
                                          =======

NOTE K -- CONTINGENCIES

     The Company and its subsidiaries are involved in various litigation in the ordinary conduct of its business. Based on information known to the Company, Management believes the outcome of all pending litigation will not have a material effect upon the financial position of the Company.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

NOTE L -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                       1995                      MAR 31      JUN 30      SEP 30      DEC 31
     -----------------------------------------  --------    --------    --------    --------
     Net sales................................  $263,407    $268,199    $249,525    $251,267
     Gross profit.............................   101,862     107,215      93,530      95,240
     Income before income taxes...............    26,856      27,962      23,473      21,293
     Net income...............................    16,054      17,385      14,710      13,326
     Net income per share (a) (b).............  $   0.73    $   0.79    $   0.59    $   0.54

                                                                                      DEC
                       1994                      MAR 31      JUN 30      SEP 30      31(C)
     -----------------------------------------  --------    --------    --------    --------
     Net sales................................  $210,525    $234,173    $230,752    $231,154
     Gross profit.............................    81,966      90,316      89,904      88,159
     Income before income taxes...............    17,785      21,494      21,499      19,390
     Net income...............................    10,407      12,307      11,669      13,625
     Net income per share (b).................  $   0.48    $   0.56    $   0.53    $   0.62

---------------

(a) Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1995 does not equal the total computed for the year due to stock transactions which occurred during 1995.

(b) Per share amounts reflect the June 12, 1995 stock dividend (see Note B).

(c) Includes $2,500 of net adjustments to various expense accruals and $3,140 for the devaluation of the Mexican peso, offset partially by net favorable inventory adjustments of $1,900 and adjustments to restructuring accruals of $3,235. Also includes a favorable $2,000 adjustment to income taxes to reflect the annual effective income tax rate.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                           (IN THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------

           COL. A                       COL. B                 COL. C          COL. D        COL. E
-----------------------------------------------------------------------------------------------------
                                                      ADDITIONS
                                             ----------------------------
                               BALANCE AT    CHARGED TO      CHARGED TO                    BALANCE AT
                               BEGINNING     COSTS AND     OTHER ACCOUNTS       (2)          END OF
         DESCRIPTION           OF PERIOD      EXPENSES      DESCRIBE(1)      DEDUCTIONS      PERIOD
-----------------------------------------------------------------------------------------------------
Allowance for doubtful
  accounts:
Year ended December 31,
  1995.......................    $4,251        $  944          $  194(1)       $1,473        $3,916
Year ended December 31,
  1994.......................    $6,258        $  995          $  117(1)       $3,119(3)     $4,251
Year ended December 31,
  1993.......................    $5,434        $2,037          $ (723)(1)      $  490        $6,258

---------------

(1) Currency translation adjustment.

(2) Uncollectible accounts written-off, net of recoveries.

(3) Includes $2,480 relating to accounts written off during 1994 in connection with the Company's restructuring activities.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
------     ---------------------------------------------------------------------------------
   3(a)    Restated Articles of Incorporation of The Lincoln Electric Company (filed as
           Exhibit 4.1 to the Registration Statement on Form S-3 of The Lincoln Electric
           Company, as filed and amended on June 26, 1995, SEC Registration No. 33-58881 and incorporated herein by reference and made a part hereof).
   3(b)    Restated Code of Regulations of The Lincoln Electric Company (filed as Exhibit 2 to the Registration Statement on Form 8-A for the Class A Common Shares of The
           Lincoln Electric Company filed on June 5, 1995 and incorporated herein by reference and made a part hereof).
   4(a)    Note Agreement dated November 20, 1991 between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to form 10-K of The Lincoln
           Electric Company for the year ended December 31, 1991, SEC File No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated
           March 18, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to
           Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992,
           SEC File No. 0-1402 and incorporated herein by reference and made a part hereof);
           as further amended by letter dated as of November 19, 1993; 8.98% Senior Note Due
           November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric
           Company for the year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated October 31, 1994 (filed as Exhibit 4(a) to Form 10-Q of The Lincoln
           Electric Company for the period ended September 30, 1994, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); and as further amended by letter dated December 20, 1995 filed herewith.
   4(b)    Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent, and filed herewith.
  10(a)    The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No.
           33-25209 and incorporated herein by reference and made a part hereof).
  10(b)    Form of Indemnification Agreement (filed as Exhibit 10(b) to Form 10-K of The
           Lincoln Electric Company for the year ended December 31, 1994, SEC File No.
           0-1402 and incorporated herein by reference).
  10(c)    The Lincoln Electric Company Supplemental Executive Retirement Plan, as amended, filed herewith.
  10(d)    The Lincoln Electric Company Deferred Compensation Plan, as amended, filed herewith.
  10(e)    Description of Management Incentive Plan, filed herewith.
  10(f)    Description of Non-Employee Directors' Restricted Stock Plan, filed herewith as set forth in resolutions of the Board of Directors dated March 30, 1995.
  10(g)    The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan,
           filed herewith.
  10(h)    Retirement Agreement between the Company and Frederick W. Mackenbach dated
           November 8, 1995, filed herewith.
  10(i)    Employment Agreement between the Company and Anthony A. Massaro dated July 14,
           1993, as amended on January 1, 1994 (filed as Exhibit 10(e) to Form 10-K of The
           Lincoln Electric Company for the year ended December 31, 1994, SEC File No.
           0-1402, and incorporated herein by reference).

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
------     ---------------------------------------------------------------------------------
  10(j)    Employment Agreement between the Company and H. Jay Elliott dated June 22, 1993
           (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).
  10(k)    Employment Agreement between the Company and Frederick G. Stueber dated February
           22, 1995 (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for
           the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).
  10(l)    The Lincoln Electric Company Employee Savings Plan (filed on Form S-8
           Registration Statement of The Lincoln Electric Company, SEC File No. 33-64187 and
           incorporated herein by reference and made a part hereof).
  10(m)    1995 Lincoln Stock Purchase Plan (filed on Form S-8 Registration Statement of The
           Lincoln Electric Company, SEC File No. 33-64189 and incorporated herein by reference and made a part hereof).
  11       Computation of earnings per share.
  21       Subsidiaries of the Registrant.
  23       Consent of Independent Auditors.
  27       Financial Data Schedule.