Form 10-Q
period 1996-03-31
LINCOLN ELECTRIC CO
filed 1996-05-10
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended March 31, 1996            Commission File No. 0-1402



                          THE LINCOLN ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)


         OHIO                                             34-0359955
(State of incorporation)                    (I.R.S. Employer Identification No.)


 22801 St. Clair Avenue, Cleveland, Ohio                    44117
(Address of principal executive offices)                  (Zip Code)


                                 (216) 481-8100
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                             --------   --------

The number of shares outstanding of the issuer's classes of common stock as of April 30, 1996 were as follows:

       Common Shares...................................10,519,262
       Class A Common Shares...........................13,873,025
       Class B Common Shares...........................   487,117
                                                       ----------
                Total outstanding shares...............24,879,404
                                                       ==========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
               (Amounts in thousands of dollars except share data)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                         1996               1995
                                                                                     ---------           ---------

Net sales                                                                             $278,712            $263,407
Cost of goods sold                                                                     172,158             161,545
                                                                                     ---------           ---------
Gross profit                                                                           106,554             101,862
Distribution cost/selling, general & administrative expenses                            78,460              71,815
                                                                                     ---------           ---------
Operating income                                                                        28,094              30,047
Other income/(expense):
     Interest income                                                                       411                 392
     Other income                                                                          457                 394
     Interest expense                                                                   (2,211)             (3,977)
                                                                                     ---------           ---------
Total other income/(expense)                                                            (1,343)             (3,191)
                                                                                     ---------           ---------
Income before income taxes                                                              26,751              26,856
Income taxes                                                                            10,194              10,802
                                                                                     ---------           ---------
Net income                                                                           $  16,557           $  16,054
                                                                                     =========           =========

Net income per share (Note B)                                                        $    0.67           $    0.73

Cash dividends declared per share                                                    $    0.12           $    0.10

Average number of shares outstanding (in thousands)                                     24,894              22,031


1995 share and per share amounts reflect the June 12, 1995 stock dividend.

See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        1996               1995
                                                                                      --------           --------
ASSETS
   Current Assets
     Cash and cash equivalents                                                        $ 14,009           $ 10,087
     Accounts receivable (less allowance for doubtful accounts of
       $4,079 at March 31, 1996 and $3,916 at December 31, 1995)                       156,419            140,833
     Inventories:  (Note C)
       Raw materials and in-process                                                     83,728             86,335
       Finished goods                                                                   98,460             96,530
                                                                                      --------           --------
                                                                                       182,188            182,865
     Deferred income taxes                                                               9,895              9,738
     Prepaid expenses                                                                    5,690              6,713
     Other current assets                                                                7,189              6,847
                                                                                      --------           --------
   TOTAL CURRENT ASSETS                                                                375,390            357,083

OTHER ASSETS
   Goodwill - net                                                                       38,650             39,154
   Other                                                                                16,352             15,929
                                                                                      --------           --------
                                                                                        55,002             55,083
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                 11,988             12,396
   Buildings                                                                           123,110            123,360
   Machinery, tools and equipment                                                      361,306            354,855
                                                                                      --------           --------
                                                                                       496,404            490,611
   Less allowance for depreciation                                                    (290,897)          (285,017)
                                                                                      --------           --------
                                                                                       205,507            205,594
                                                                                      --------           --------

TOTAL ASSETS                                                                          $635,899           $617,760
                                                                                      ========           ========


                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        1996               1995
                                                                                      --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Trade accounts payable                                                           $ 55,972           $ 53,882
     Notes payable to banks                                                              2,828             28,541
     Salaries, wages and amounts withheld (Note D)                                      30,465             17,080
     Taxes, including income taxes                                                      43,063             33,160
     Dividends payable                                                                   3,019              2,988
     Current portion of long-term debt                                                     976              1,269
     Other current liabilities                                                          38,905             31,729
                                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                              175,228            168,649

Long-term debt, less current portion                                                    88,575             93,582
Deferred income taxes                                                                    7,138              7,063
Other long-term liabilities                                                             14,338             13,021
Minority interest in subsidiary                                                          5,553              5,499

Shareholders' equity
   Common Shares                                                                         2,104              2,104
   Class A Common Shares                                                                 2,776              2,776
   Class B Common Shares                                                                    97                 97
   Additional paid-in-capital                                                          104,217            102,652
   Retained earnings                                                                   242,124            228,555
   Cumulative translation adjustments                                                   (6,251)            (6,238)
                                                                                      --------           --------
TOTAL SHAREHOLDERS' EQUITY                                                             345,067            329,946
                                                                                      --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $635,899           $617,760
                                                                                      ========           ========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                         1996               1995
                                                                                      --------           --------
OPERATING ACTIVITIES
Net income                                                                            $ 16,557           $ 16,054
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       7,804              6,469
     Foreign exchange (gain) loss                                                          (34)             2,055
     Minority interest                                                                      95                129
Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                 (16,035)           (21,745)
     (Increase) in inventories                                                            (226)           (14,392)
     Decrease (increase) in other current assets                                           643             (1,652)
     Increase in accounts payable                                                        2,278              7,495
     Increase in other current liabilities                                              30,439             40,855
     (Increase) in other noncurrent assets                                                (783)            (1,066)
     Increase (decrease) in other noncurrent liabilities                                 1,453               (408)
     Other - net                                                                         2,402                  9
                                                                                      --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               44,593             33,803

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                           (7,883)           (10,688)
   Proceeds from sale of property, plant and equipment                                     380                160
                                                                                      --------           --------
NET CASH (USED) BY INVESTING ACTIVITIES                                                 (7,503)           (10,528)

FINANCING ACTIVITIES
   Short-term borrowings - net                                                         (25,715)              (818)
   Short-term borrowings, maturities greater than three months - net                        15                467
   Proceeds from long-term borrowings                                                    5,058             70,450
   Repayments on long-term borrowings                                                  (10,302)           (93,961)
   Dividends paid                                                                       (2,988)            (2,203)
   Other                                                                                    (9)               102
                                                                                      --------           --------
NET CASH (USED) BY FINANCING ACTIVITIES                                                (33,941)           (25,963)

Effect of exchange rate changes on cash and cash equivalents                               773              2,788
                                                                                      --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    3,922                100
   Cash and cash equivalents at beginning of period                                     10,087             10,424
                                                                                      --------           --------
   Cash and cash equivalents at end of period                                         $ 14,009           $ 10,524
                                                                                      ========           ========


See notes to these consolidated financial statements.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B - EARNINGS PER SHARE

On May 24, 1995, the Board of Directors of the Company authorized a dividend payable on June 12, 1995 to shareholders of record on June 5, 1995 of one Class A Common Share for each outstanding Common Share (formerly known as Common Stock) and Class B Common Share (formerly known as Class A Common Stock). The per share amounts and the shares used in the computation of per share amounts for the three months ended March 31, 1995 have been adjusted to reflect this dividend distribution.


NOTE C - INVENTORY VALUATION

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory calculation.


NOTE D - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at March 31, 1996 include provisions for possible year-end bonuses and related payroll taxes of $17.3 million. The payment of bonuses is wholly discretionary and is determined each year by the Board of Directors.


NOTE E - SUPPLEMENTAL EARNINGS PER SHARE INFORMATION

In 1995, the Company received net proceeds of approximately $81.2 million from the sale of 2,863,507 shares of Class A Common Shares which were used to reduce the Company's outstanding indebtedness. Had the proceeds been received and applied to reduce indebtedness as of January 1, 1995, net income per share, adjusted for the stock dividend described in Note B above, for the three months ended March 31, 1995 would have been $0.68.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three month periods ended March 31, 1996 and 1995:

                                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------------------
(amounts in millions of dollars)                          1996                                 1995
                                               -----------------------------      -----------------------------
                                               AMOUNT             % OF SALES      AMOUNT             % OF SALES
                                               ------             ----------      ------             ----------
Net sales                                      $278.7               100.0%        $263.4               100.0%
Cost of goods sold                              172.2                61.8%         161.5                61.3%
                                               ------               -----         ------               -----
Gross profit                                    106.5                38.2%         101.9                38.7%
Distribution  cost /  selling,  general
and administrative expenses                      78.4                28.2%          71.8                27.3%
                                               ------               -----         ------               -----

Operating income                                 28.1                10.0%          30.1                11.4%
Other income                                      0.5                 0.2%           0.4                 0.1%
Interest expense, net                            (1.8)               (0.6%)         (3.6)               (1.4%)
                                               ------               -----         ------               -----
Income before income taxes                       26.8                 9.6%          26.9                10.1%
Income taxes                                     10.2                 3.7%          10.8                 4.1%
                                               ------               -----         ------               -----
Net income                                     $ 16.6                 5.9%        $ 16.1                 6.0%
                                               ======               =====         ======               =====


NET SALES. Net sales for the quarter ended March 31, 1996 increased $15.3 million or 5.8% to $278.7 million from $263.4 million for the quarter ended March 31, 1995. Net sales from the Company's U.S. operations totaled $191.0 million for the first quarter of 1996, an increase of 4.5% or $8.2 million over the prior year. Non-U.S. sales totaled $87.7 million for the first quarter of 1996, representing an increase of 8.8% or $7.1 million over the first quarter of 1995. The sales increase in both the U.S. and non-U.S. markets from the same period in the prior year is attributable to both increased pricing in all product lines and increased volume in welding equipment sales. Currency translation did not have a significant impact on first quarter 1996 non-U.S. sales. U.S. third party export sales were $22.4 million for the first quarter of 1996, an increase of 21.1% from $18.5 million in the first quarter of 1995.


GROSS PROFIT. Gross profit increased to $106.5 million for the first quarter 1996, an increase of $4.6 million or 4.6% from the first quarter of 1995. The slight decline in gross profit as a percentage of sales was due to product mix, with higher machine product sales at the Company's U.S. operations and lower gross margins due to competitive factors at the Company's non-U.S. operations for the first quarter 1996 compared with 1995.


DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $6.6 million to $78.4 million for the first quarter 1996 as compared to the first quarter 1995. SG&A expenses for the Company's U.S. operations were $55.0 million, which includes a $3.4 million charge ($2.1 million after tax, or $0.08 per share) for costs related to the settlement of a class action lawsuit initiated by a former director and officer of the Company (see "Legal Proceedings"). The increase in SG&A expenses from the first quarter last year is also due to increased research and development spending, higher planned sales promotion costs, and higher distribution costs as a result of the larger sales volume. Expenses for the first quarter 1995 reflect a charge to earnings without tax benefit of approximately $2.3 million related to the devaluation of the Mexican peso on a U.S. dollar-denominated loan at the Company's Mexican subsidiary, which was settled in 1995. Included in distribution cost/selling, general & administrative expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs deducted therefrom, of $17.0 million in the first quarter 1996 and $17.6 million in the comparable 1995 period. The bonus payout is subject to approval by the Company's Board of Directors during the fourth quarter 1996.

INTEREST EXPENSE, NET. Interest expense, net was $1.8 million for the quarter ended March 31, 1996 compared to $3.6 million for the quarter ended March 31, 1995, a decrease of 50.0%. The decreased interest expense is a result of lower debt levels resulting from the paydown of debt from the proceeds of the equity offering and from increased operating cash flows. See supplemental earnings per share information in Note E to the consolidated financial statements.


INCOME TAXES. Income taxes for the quarter ended March 31, 1996 were $10.2 million on income before income taxes of $26.8 million, an effective rate of 38.1%, as compared with income taxes of $10.8 million on income before taxes of $26.9 million, or an effective rate of 40.2% for the same period in 1995. The effective tax rate for the year ended December 31, 1995 was 38.3%.


NET INCOME. Net income increased 3.1% to $16.6 million or $0.67 per share for the quarter ended March 31, 1996 compared with $16.1 million or $0.73 per share for the comparable period in 1995. Net income for the quarter ended March 31, 1996 reflects a charge for a legal settlement amounting to $2.1 million, discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities for the quarter ended March 31, 1996 was $44.6 million compared with $33.8 million for the same period in 1995. The increase in cash flows from operations is principally a result of the Company's continuing efforts to control inventory levels. Increased accounts receivables at March 31, 1996 as compared to December 31, 1995 and the first quarter 1995 primarily reflects higher sales volumes.

Capital expenditures for property, plant and equipment decreased to $7.9 million for the first quarter 1996 from $10.7 million for the same period in 1995 due to spending in 1995 related to the new electric motor facility in Cleveland, Ohio and added welding consumable manufacturing capacity.

The public equity offering in mid-1995 and increased operating cash flow significantly improved the financial position of the Company at March 31, 1996 as compared to 1995. The ratio of total debt to total capitalization improved to 21.1% at March 31, 1996 from 27.2% at December 31, 1995 and 47.5% at March 31,
1995.

The Company paid a cash dividend of $3.0 million or $0.12 per share during January 1996.

Part II - Other Information


Item 1.  Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, employment-related actions, product liability claims and health, safety and environmental claims. Included in such proceedings are the cases summarily described below, in which claimants seek recovery for injuries allegedly resulting from exposure to fumes and gases in the welding environment.

The Company is co-defendant in eighteen cases involving 27 plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Four similar cases have been tried, all resulting in defense verdicts.

The Company is one of several co-defendants in three cases alleging that exposure to welding fumes generally impaired the respiratory system of sixteen plaintiffs. The plaintiffs seek compensatory and punitive damages, in most cases for unspecified sums. During the preceding five years, forty-two similar cases have resulted in fifteen voluntary dismissals, seven defense verdicts or summary judgments and twenty-one settlements for immaterial amounts.

Claims pending against the Company alleging asbestos induced illness total approximately 19,300; in each instance, the Company is one of a large number of defendants. Approximately 4,407 of these asbestos claims are pending in Orange County, Texas. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Twenty-one cases have been tried to defense verdicts. Voluntary dismissals on such claims total approximately 15,000; summary judgments for the defense total 80.

The Company has agreed to settle litigation arising out of the 1988 Incentive Equity Plan initiated by Ellis F. Smolik, a former Officer and Director, on behalf of a proposed class of present and former employees. Conditional upon the approval of the fairness of the settlement by the Cuyahoga County, Ohio Common Pleas Court, the Company has agreed to settle the action at an after-tax cost of approximately $2.1 million. Included within that cost is the value of non-qualified options to purchase a total of 77,430 Class A Common Shares at $30 per share, and 85,292 Class A Common Shares at $34 per share.

The Company believes that resolution of the pending cases referred to above, individually, or in the aggregate, will not have a material effect upon the Company.


Item 2.  Changes in Securities -- None.


Item 3.  Defaults Upon Senior Securities -- None.


Item 4.  Submission of Matters to a Vote of Security Holders -- None.


Item 5.  Other Information -- None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 -- Financial Data Schedule.

         (b)      Reports on Form 8-K -- None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE LINCOLN ELECTRIC COMPANY


/S/  H. Jay Elliott
- -----------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

May 10, 1996