Form 10-Q
period 1996-06-30
LINCOLN ELECTRIC CO
filed 1996-08-13
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the six months ended June 30, 1996                Commission File No. 0-1402



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

                     Yes   X     No
                        -------    -------

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1996 were as follows:

         Common Shares..................................... 10,509,098
         Class A Common Shares............................. 13,862,861
         Class B Common Shares.............................    487,117
                                                            ----------
                  Total outstanding shares................. 24,859,076
                                                            ==========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands of dollars except share data)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            1996         1995                 1996         1995
                                         ---------    ---------            ---------    ---------
Net sales                                $ 284,508    $ 268,199            $ 563,220    $ 531,606
Cost of goods sold                         174,751      160,984              346,909      322,529
                                         ---------    ---------            ---------    ---------
Gross profit                               109,757      107,215              216,311      209,077
Distribution cost / selling, general &
   administrative expenses                  77,552       76,566              156,012      148,381
                                         ---------    ---------            ---------    ---------
Operating income                            32,205       30,649               60,299       60,696
Other income / (expense):
     Interest income                           895          320                1,306          712
     Other income                              929          552                1,386          946
     Interest expense                       (1,908)      (3,559)              (4,119)      (7,536)
                                         ---------    ---------            ---------    ---------
Total other income / (expense)                 (84)      (2,687)              (1,427)      (5,878)
                                         ---------    ---------            ---------    ---------
Income before income taxes                  32,121       27,962               58,872       54,818
Income taxes                                11,898       10,577               22,092       21,379
                                         ---------    ---------            ---------    ---------
Net income                               $  20,223    $  17,385            $  36,780    $  33,439
                                         =========    =========            =========    =========

Net income per share (Note B)            $    0.81    $    0.79            $    1.48    $    1.52

Cash dividends declared per share        $    0.12    $    0.10            $    0.24    $    0.20

Average number of shares outstanding        24,870       22,034               24,882       22,032
   (in thousands)

1995 share and per share amounts reflect the June 12, 1995 stock dividend.

See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                               JUNE 30,         DECEMBER 31,
                                                                                1996                1995
                                                                              ---------          ---------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                $  14,241          $  10,087
     Accounts receivable (less allowance for doubtful accounts of
       $4,123 at June 30, 1996 and $3,916 at December 31, 1995)                 156,103            140,833
     Inventories:  (Note C)
       Raw materials and in-process                                              89,929             86,335
       Finished goods                                                            99,676             96,530
                                                                              ---------          ---------
                                                                                189,605            182,865
     Deferred income taxes                                                        9,776              9,738
     Prepaid expenses                                                            16,518              6,713
     Other current assets                                                         7,013              6,847
                                                                              ---------          ---------
   TOTAL CURRENT ASSETS                                                         393,256            357,083

OTHER ASSETS
   Goodwill - net                                                                38,060             39,154
   Other                                                                         21,225             15,929
                                                                              ---------          ---------
                                                                                 59,285             55,083
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                          11,618             12,396
   Buildings                                                                    121,336            123,360
   Machinery, tools and equipment                                               363,170            354,855
                                                                              ---------          ---------
                                                                                496,124            490,611
   Less allowance for depreciation                                             (293,073)          (285,017)
                                                                              ---------          ---------
                                                                                203,051            205,594
                                                                              ---------          ---------

TOTAL ASSETS                                                                  $ 655,592          $ 617,760
                                                                              =========          =========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                     JUNE 30,         DECEMBER 31,
                                                                      1996               1995
                                                                    ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
     Trade accounts payable                                         $  54,940          $  53,882
     Notes payable to banks                                             1,970             28,541
     Salaries, wages and amounts withheld (Note D)                     46,972             17,080
     Taxes, including income taxes                                     40,678             33,160
     Dividends payable                                                  2,983              2,988
     Current portion of long-term debt                                    804              1,269
     Other current liabilities                                         36,256             31,729
                                                                    ---------          ---------
TOTAL CURRENT LIABILITIES                                             184,603            168,649

Long-term debt, less current portion                                   83,398             93,582
Deferred income taxes                                                   7,083              7,063
Other long-term liabilities                                            14,298             13,021
Minority interest in subsidiary                                         5,602              5,499

SHAREHOLDERS' EQUITY
   Common Shares                                                        2,102              2,104
   Class A Common Shares                                                2,773              2,776
   Class B Common Shares                                                   97                 97
   Additional paid-in capital                                         103,953            102,652
   Retained earnings                                                  259,365            228,555
   Cumulative translation adjustments                                  (7,682)            (6,238)
                                                                    ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                                            360,608            329,946
                                                                    ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 655,592          $ 617,760
                                                                    =========          =========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                 1996           1995
                                                                               ---------      ---------
OPERATING ACTIVITIES
Net income                                                                     $  36,780      $  33,439
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                15,967         13,067
     Minority interest                                                               144            214
Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                           (16,570)       (29,316)
     (Increase) in inventories                                                    (9,110)       (30,009)
     (Increase) decrease in other current assets                                  (8,893)         1,435
     Increase in accounts payable                                                  1,529         11,486
     Increase in other current liabilities                                        41,323         53,185
     (Increase) decrease in other noncurrent assets                               (2,291)           212
     Increase in other noncurrent liabilities                                      1,433          2,124
     Other - net                                                                   2,910          1,057
                                                                               ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         63,222         56,894

INVESTING ACTIVITIES
   Capital expenditures                                                          (18,443)       (25,604)
   Proceeds from sale of property, plant and equipment                             1,349          1,263
                                                                               ---------      ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                          (17,094)       (24,341)

FINANCING ACTIVITIES
   Short-term borrowings - net                                                   (26,489)           506
   Short-term borrowings, maturities greater than three months - net                 (10)         1,546
   Proceeds from long-term borrowings                                              5,058        211,274
   Repayments on long-term borrowings                                            (15,734)      (242,466)
   Dividends paid                                                                 (5,975)        (4,406)
   Other                                                                            (550)         2,784
                                                                               ---------      ---------
NET CASH (USED) BY FINANCING ACTIVITIES                                          (43,700)       (30,762)

Effect of exchange rate changes on cash and cash equivalents                       1,726           (609)
                                                                               ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                              4,154          1,182

   Cash and cash equivalents at beginning of period                               10,087         10,424
                                                                               ---------      ---------

   Cash and cash equivalents at end of period                                  $  14,241      $  11,606
                                                                               =========      =========


See notes to these consolidated financial statements.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B - EARNINGS PER SHARE

On May 24, 1995, the Board of Directors of the Company authorized a dividend payable on June 12, 1995 to shareholders of record on June 5, 1995 of one Class A Common Share for each outstanding Common Share (formerly known as Common Stock) and Class B Common Share (formerly known as Class A Common Stock). The per share amounts and the shares used in the computation of per share amounts for the three and six months ended June 30, 1995 have been adjusted to reflect this dividend distribution.


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


NOTE D - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at June 30, 1996 include provisions for possible year-end bonuses and related payroll taxes of $34.1 million. The payment of bonuses is wholly discretionary and is determined each year by the Board of Directors.


NOTE E - SUPPLEMENTAL EARNINGS PER SHARE INFORMATION

In 1995, the Company received net proceeds of approximately $81.2 million from the sale of 2,863,507 shares of Class A Common Shares which were used to reduce the Company's outstanding indebtedness. Had the proceeds been received and applied to reduce indebtedness as of January 1, 1995, net income per share, adjusted for the stock dividend described in Note B above, for the three and six months ended June 30, 1995 would have been $0.73 and $1.41, respectively.

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

The following table sets forth the Company's results of operations for the three and six month periods ended June 30, 1996 and 1995:

                                                               THREE MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------
(amounts in millions of dollars)                          1996                           1995
                                                    ------------------            ------------------
                                                    AMOUNT  % OF SALES            AMOUNT    % OF SALES
                                                    ------  ----------            ------    ----------
Net sales                                           $284.5     100.0%             $268.2     100.0%
Cost of goods sold                                   174.7      61.4%              161.0      60.0%
                                                    ------    ------              ------    ------
Gross profit                                         109.8      38.6%              107.2      40.0%
Distribution cost/selling, general
  and administrative expenses                         77.6      27.3%               76.6      28.6%
                                                    ------    ------              ------    ------
Operating income                                      32.2      11.3%               30.6      11.4%
Other income                                           0.9       0.3%                0.6       0.2%
Interest expense, net                                 (1.0)     (0.3%)              (3.2)     (1.2%)
                                                    ------    ------              ------    ------
Income before income taxes                            32.1      11.3%               28.0      10.4%
Income taxes                                          11.9       4.2%               10.6       3.9%
                                                    ------    ------              ------    ------
Net income                                          $ 20.2       7.1%             $ 17.4       6.5%
                                                    ======    ======              ======    ======


                                                               SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------------------
(amounts in millions of dollars)                          1996                           1995
                                                    ------------------            ------------------
                                                    AMOUNT  % OF SALES            AMOUNT    % OF SALES
                                                    ------  ----------            ------    ----------
Net sales                                           $563.2     100.0%             $531.6     100.0%
Cost of goods sold                                   346.9      61.6%              322.5      60.7%
                                                    ------    ------              ------    ------
Gross profit                                         216.3      38.4%              209.1      39.3%
Distribution cost/selling, general
  and administrative expenses                        156.0      27.7%              148.4      27.9%
                                                    ------    ------              ------    ------
Operating income                                      60.3      10.7%               60.7      11.4%
Other income                                           1.4       0.2%                0.9       0.2%
Interest expense, net                                 (2.8)     (0.5%)              (6.8)     (1.3%)
                                                    ------    ------              ------    ------
Income before income taxes                            58.9      10.4%               54.8      10.3%
Income taxes                                          22.1       3.9%               21.4       4.0%
                                                    ------    ------              ------    ------
Net income                                          $ 36.8       6.5%             $ 33.4       6.3%
                                                    ======    ======              ======    ======


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
- -----------------------------------------------------------------------------

NET SALES. Net sales for the quarter ended June 30, 1996 increased $16.3 million or 6.1% to $284.5 million from $268.2 million for the quarter ended June 30, 1995. Net sales from the Company's U.S. operations totaled $193.9 million for the second quarter of 1996, an increase of 4.2% or $7.8 million over the prior year. U.S. third party export sales included in these amounts were $23.6 million for the second quarter of 1996, an increase of 4.9% from $22.5 million in the second quarter of 1995. Non-U.S. sales totaled $90.6 million for the second quarter of 1996, representing an increase of 10.4% or $8.5 million over the second quarter of 1995. The sales increase from U.S. operations was driven by comparable volume and price increases. Sales volume increases contributed most significantly to the non-U.S. sales growth. The effect of exchange rate movements on non-U.S. sales was not significant for the quarter ended June 30, 1996.

GROSS PROFIT. Gross profit increased to $109.8 million for the second quarter 1996, an increase of $2.6 million or 2.4% from the second quarter of 1995. Gross profit as a percentage of net sales declined 1.4% from the prior year to

38.6%. The decline in gross profit percentage was largely due to competitive and market factors overseas, as the Company continues its market penetration in developing economies and its efforts to enhance its presence in Europe. Domestic profit margins have been somewhat impacted by higher labor costs.


DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $1.0 million to $77.6 million for the second quarter 1996 as compared to 1995. The increase in SG&A expenses from the second quarter last year is due to higher planned sales promotion costs, both domestic and overseas, greater research and development spending, and higher distribution costs as a result of the increased sales volume. Second quarter 1995 SG&A expenses include a $1.9 million charge related to the retirement of an officer of the Company. Included in SG&A expenses are costs of $16.6 million and $17.9 million for the second quarters 1996 and 1995, respectively, related to the Company's discretionary year-end employee bonus program, net of hospitalization costs deducted therefrom. The final bonus payout for 1996 is subject to approval by the Company's Board of Directors during the fourth quarter.


INTEREST EXPENSE, NET. Interest expense, net was $1.0 million for the quarter ended June 30, 1996 compared to $3.2 million for the quarter ended June 30, 1995, a decrease of 68.8%. Lower interest expense is due to reduced debt levels resulting from the paydown of debt from the proceeds of the equity offering and from increased operating cash flows. See supplemental earnings per share information in Note E to the consolidated financial statements regarding the proforma effect of reduced interest cost on quarterly earnings.


INCOME TAXES. Income taxes for the quarter ended June 30, 1996 were $11.9 million on income before income taxes of $32.1 million, an effective rate of 37.1%, as compared with income taxes of $10.6 million on income before taxes of $28.0 million, or an effective rate of 37.9% for the same period in 1995. The decreased effective tax rate reflects the projected utilization of foreign net operating loss carryforwards.


NET INCOME. Net income increased 16.1% to $20.2 million or $0.81 per share for the quarter ended June 30, 1996 compared with $17.4 million or $0.79 per share for the comparable period in 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
- -------------------------------------------------------------------------


NET SALES. Net sales for the six months ended June 30, 1996 increased $31.6 million or 5.9% to $563.2 million from $531.6 million for the six months ended June 30, 1995. Net sales from the Company's U.S. operations totaled $384.9 million for the first six months of 1996, an increase of 4.3% or $16.0 million over the prior year. U.S. third party export sales included in these amounts were $46.0 million for the six months ended June 30, 1996, an increase of $5.1 million or 12.5% from $40.9 million in the first half of 1995. Non-U.S. sales totaled $178.3 million for the first six months of 1996, representing an increase of 9.6% or $15.6 million over the first six months of 1995. The increase in U.S. net sales over the prior year was due to both price and volume increases, while overseas sales growth was due primarily to increased volume. The effect of exchange rate movements on non-U.S. sales was not significant for the six months ended June 30, 1996.


GROSS PROFIT. Gross profit increased to $216.3 million for the first six months of 1996, an increase of $7.2 million or 3.4% from the first six months of 1995. Gross profit as a percentage of net sales decreased to 38.4% from 39.3%. Gross profit percentage has declined due to the larger portion of the Company's sales growth being generated by non-U.S. operations, which have lower margins due to competitive and market factors overseas.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $7.6 million to $156.0 million for the first six months of 1996 from $148.4 million for the first six months of 1995. SG&A expenses for the Company's U.S. operations were $110.2 million, which includes a $3.4 million charge ($2.1 million after tax, or $0.08 per share) for costs related to the settlement of a class action lawsuit initiated by a former director and officer of the Company. The increase in SG&A expenses from the first half of last year is due to larger research and development spending, planned sales initiatives producing higher promotion costs, and increased distribution costs as a result of the higher sales volume, particularly overseas. Expenses for the six months ended June 1995 reflect a charge to earnings without tax benefit of approximately $2.3 million related to the devaluation of the Mexican peso on a U.S. dollar-denominated loan at the Company's Mexican subsidiary, which was settled in 1995. Reflected in SG&A expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs deducted therefrom, of $33.7 million and $35.5 million for the six months ended June 30, 1996 and 1995, respectively. The final bonus payout for 1996 is subject to approval by the Company's Board of Directors during the fourth quarter.


INTEREST EXPENSE, NET. Interest expense, net was $2.8 million for the six months ended June 30, 1996 compared to $6.8 million for the first six months of 1995, a decrease of 58.8%. Lower interest expense is a consequence of the reduction in debt levels from the proceeds of the equity offering and from greater operating cash flows.


INCOME TAXES. Income taxes for the six months ended June 30, 1996 were $22.1 million on income before income taxes of $58.9 million, an effective tax rate of 37.5%, as compared with income taxes of $21.4 million on income before taxes of $54.8 million, an effective rate of 39.0% for the same period in 1995. The decreased effective tax rate reflects the projected utilization of foreign net operating loss carryforwards. The effective tax rate for the year ended December 31, 1995 was 38.3%.


NET INCOME. Net income increased 10.2% to $36.8 million or $1.48 per share for the six months ended June 30, 1996 compared with $33.4 million or $1.52 per share for the comparable period in 1995. As described above, the cost of the settlement of a class action lawsuit during the first quarter reduced net income for the six months ended June 30, 1996 by $2.1 million or $0.08 per share. See supplemental earnings per share information in Note E to the consolidated financial statements regarding the proforma effect of reduced interest cost and additional shares issued in connection with the 1995 public offering.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash provided from operating activities for the six months ended June 30, 1996 was $63.2 million compared with $56.9 million for the same period in 1995. The increase in cash flows from operations is primarily a result of the Company's increased operating profit and the ability to achieve increased sales growth without a proportionate increase in operating working capital compared to the prior year. Increased accounts receivables at June 30, 1996 as compared to December 31, 1995 and through the second quarter 1995 reflects higher sales volume.

Capital expenditures decreased to $18.4 million for the first half of 1996 compared to $25.6 million for the same period in 1995. Larger than usual spending occurred during 1995 related to the new electric motor facility in Cleveland, Ohio and added welding consumable manufacturing capacity.

The public equity offering in mid-1995 and increased operating cash flow during 1996 significantly improved the financial position of the Company at June 30, 1996 as compared to 1995. The ratio of total debt to total capitalization improved to 19.3% at June 30, 1996 from 27.2% at December 31, 1995 and 44.9% at June 30, 1995.

The Company paid total cash dividends of $6.0 million or $0.24 per share during the first six months of 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
- ----------------------------------------------

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- -        Competition. The Company operates in a highly competitive global environment, and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company's ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company's competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

- -        International Markets. The Company's long term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad and expansion poses challenging demands within the Company's infrastructure. Further, many developing economies have a significant degree of political and economic instability, which may adversely affect the Company's international operations.

- -        Cyclicality and Maturity of the Welding Industry. The United States arc
         welding industry is both mature and cyclical. The growth of the domestic arc welding industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also cut into the domestic demand for arc welding products.

- -        Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 1. Legal Proceedings." While historical litigation costs have not been material to the Company, there can be no assurance that this will remain the case, or that insurance coverage will be adequate.

- -        Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions at its domestic facilities and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

- -        Research and Development. The Company's continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

- -        Motor Division. The Company has made substantial capital investments to modernize and expand its production of electric motors. While management believes that the profitability of this investment will improve, success is largely dependent on increased market penetration.

Part II - Other Information

Item 1.  Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, employment-related actions, product liability claims and health, safety and environmental claims. Included in such proceedings are the cases described below.

The Company is co-defendant in eighteen cases involving thirty-one plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Four similar cases have been tried, all resulting in defense verdicts.

The Company is one of several co-defendants in three cases alleging that exposure to welding fumes generally impaired the respiratory system of eleven plaintiffs. The plaintiffs seek compensatory and punitive damages for unspecified sums. During the preceding six years, forty-eight similar cases have resulted in twenty voluntary dismissals, seven defense verdicts or summary judgments and twenty-one settlements for immaterial amounts.

Claims pending against the Company alleging asbestos induced illness total approximately 18,000; in each instance, the Company is one of a large number of defendants. Approximately 4,407 of these asbestos claims are pending in Orange County, Texas. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Twenty-one cases have been tried to defense verdicts. Voluntary dismissals on such claims total approximately 15,000; summary judgments for the defense total 81.

Included within the foregoing asbestos claims are approximately 930 claims pending in the Circuit Court of Kanawha County, West Virginia. In September 1995, a jury returned a special interrogatory finding that products manufactured and/or sold by the Company and three other welding companies were defective in certain respects at the time of manufacture and/or sale. Issues relating to whether or not the claimants were exposed to Company products and, if so, whether Company products caused any injury, have not been addressed. Nor has there been any discovery relating to the claimants and their potential compensatory damage claims. The Court has dismissed punitive damage claims.

The Company, together with hundreds of other co-defendants, is a defendant in state court in Morris County, Texas, in litigation on behalf of three thousand twenty-five (3,025) claimants, all prior employees of a local pipe fabricator, alleging that occupational exposures caused a wide variety of illnesses. The plaintiffs seek compensatory and punitive damages of unspecified sums.

The Company bears the cost of defending its product liability cases arising and filed after 1990, with some contribution by its lead insurance carrier if an aggregate threshold is reached. In many cases where there are multiple defendants, cost sharing efficiencies are arranged. Defense and indemnity costs of the Company in product liability cases involving injuries allegedly resulting from exposure to fumes and gases in the welding environment may be affected by the outcome of pending litigation with the St. Paul Fire and Marine Insurance Company, which is discussed in the following paragraph.

St. Paul Fire and Marine Insurance Company and the Company disagree about the allocation among various liability insurance policies of defense and indemnity costs of welding fume cases. Lawsuits were filed in March 1996 by St. Paul and the Company in Federal District Court in Minnesota and in Ohio, respectively, but it is expected that following the resolution of pending motions the dispute will proceed in one of those two venues.

On May 22, 1996, the Company was added as a co-defendant in a property damage case pending in Superior Court, California, County of Los Angeles, SAINT JOHN'S MEDICAL PLAZA v. DILLINGHAM CONSTRUCTION ET.AL. The seven count complaint names the Company as an additional defendant on two of the seven counts, negligence and strict product liability. The complaint alleges that an electrode manufactured by the Company was used in the construction of a medical office building that experienced structural damage as a result of the January 1994 earthquake in Southern California. Compensatory damages in excess of $10 million and unspecified punitive damages are sought. As to the Company, the action is in its earliest stages.


Item 2.  Changes in Securities - None


Item 3.  Defaults Upon Senior Securities - None


Item 4.  Submission of Matters to a Vote of Security Holders

                  (a)      The Annual Meeting was held on May 28, 1996.

                  (b) The following individuals were elected Directors at the meeting:

                           For terms ending in 1999:

                                                                       Votes For        Votes Against
                                                                       ---------        -------------
                                    Harry Carlson                      7,717,037              86,668
                                    David H. Gunning                   7,591,411             212,294
                                    Edward E. Hood, Jr.                7,650,101             153,604
                                    Paul E. Lego                       7,638,495             165,210

                  (c) The following matter was voted upon by security holders:

                           Appointment of Independent Auditors: The security holders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1996. The results are set forth below:

                                                              Number of
                                                             Votes Cast
                                                             ----------
                                    For                       7,695,737
                                    Against                      32,019
                                    Abstain                      23,199
                                    Broker Non-Vote              52,750


Item 5.  Other Information -- None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27 -- Financial Data Schedule.

         (b)      Reports on Form 8-K -- None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE LINCOLN ELECTRIC COMPANY


/s/     H. Jay Elliott
- ---------------------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

August 13, 1996