Form 10-Q
period 1996-09-30
LINCOLN ELECTRIC CO
filed 1996-11-13
CIK 59527

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the nine months ended September 30, 1996      Commission File No. 0-1402



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

                                    Yes   X   No
                                        ----      ----

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1996 were as follows:

                  Common Shares................................10,509,098
                  Class A Common Shares........................13,862,861
                  Class B Common Shares........................   487,117
                                                               ----------
                           Total outstanding shares............24,859,076
                                                               ==========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands of dollars except share data)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------       -------------------------------
                                                     1996                1995               1996               1995
                                                     ----                ----               ----               ----

Net sales                                          $270,947           $249,525            $834,167           $781,131
Cost of goods sold                                  166,935            155,995             513,844            478,524
                                                  ---------          ---------           ---------          ---------
Gross profit                                        104,012             93,530             320,323            302,607
Distribution cost / selling, general &
   administrative expenses                           80,304             68,533             236,316            216,914
                                                  ---------         ----------           ---------          ---------
Operating income                                     23,708             24,997              84,007             85,693
Other income / (expense):
     Interest income                                    526                472               1,832              1,184
     Other income                                     8,741                522              10,127              1,468
     Interest expense                                (1,872)            (2,518)             (5,991)           (10,054)
                                                 ----------         ----------          ----------          ---------
Total other income / (expense)                        7,395             (1,524)              5,968             (7,402)
                                                 ----------         ----------          ----------         ----------
Income before income taxes                           31,103             23,473              89,975             78,291
Income taxes                                         11,432              8,763              33,524             30,142
                                                  ---------         ----------           ---------          ---------
Net income                                         $ 19,671           $ 14,710            $ 56,451           $ 48,149
                                                   ========           ========            ========           ========

Net income per share (Note B)                       $  0.79           $   0.59            $   2.27           $   2.10

Cash dividends declared per share                   $  0.12           $   0.10            $   0.36           $   0.30

Average number of shares outstanding
   (in thousands)                                    24,859             24,879              24,874             22,886


Share and per share amounts reflect the additional shares issued in connection with the public offering of Class A Common Shares in July and August of 1995.

See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                        1996                1995
                                                                                     ----------         -----------
ASSETS
   Current Assets
     Cash and cash equivalents                                                       $  56,472         $   10,087
     Accounts receivable (less allowance for doubtful accounts of
       $3,816 at September 30, 1996 and $3,916 at December 31, 1995)                   150,992            140,833
     Inventories:  (Note C)
       Raw materials and in-process                                                     88,736             86,335
       Finished goods                                                                   94,080             96,530
                                                                                    ----------         ----------
                                                                                       182,816            182,865
     Deferred income taxes                                                              13,283              9,738
     Prepaid expenses                                                                   16,593              6,713
     Other current assets                                                                6,576              6,847
                                                                                   -----------        -----------
   TOTAL CURRENT ASSETS                                                                426,732            357,083

OTHER ASSETS
   Goodwill - net                                                                       37,866             39,154
   Other                                                                                17,222             15,929
                                                                                    ----------         ----------
                                                                                        55,088             55,083
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                 10,354             12,396
   Buildings                                                                           116,158            123,360
   Machinery, tools and equipment                                                      350,538            354,855
                                                                                     ---------          ---------
                                                                                       477,050            490,611
   Less allowance for depreciation                                                    (279,026)          (285,017)
                                                                                     ---------          ---------
                                                                                       198,024            205,594
                                                                                     ---------          ---------

TOTAL ASSETS                                                                          $679,844           $617,760
                                                                                      ========           ========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL CONDITION
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                        1996               1995
                                                                                    -----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Trade accounts payable                                                           $ 47,332           $ 53,882
     Notes payable to banks                                                              3,135             28,541
     Salaries, wages and amounts withheld (Note D)                                      62,401             17,080
     Taxes, including income taxes                                                      40,565             33,160
     Dividends payable                                                                   2,983              2,988
     Current portion of long-term debt                                                     617              1,269
     Other current liabilities                                                          42,014             31,729
                                                                                    ----------          ---------
TOTAL CURRENT LIABILITIES                                                              199,047            168,649

Long-term debt, less current portion                                                    83,437             93,582
Deferred income taxes                                                                    5,530              7,063
Other long-term liabilities                                                             14,335             13,021
Minority interest in subsidiary                                                              -              5,499

Shareholders' equity
   Common Shares                                                                         2,102              2,104
   Class A Common Shares                                                                 2,773              2,776
   Class B Common Shares                                                                    97                 97
   Additional paid-in capital                                                          103,953            102,652
   Retained earnings                                                                   276,053            228,555
   Cumulative translation adjustments                                                   (7,483)            (6,238)
                                                                                   -----------         ----------
TOTAL SHAREHOLDERS' EQUITY                                                             377,495            329,946
                                                                                     ---------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $679,844           $617,760
                                                                                      ========           ========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                        1996                1995
                                                                                     -----------        ----------
OPERATING ACTIVITIES
Net income                                                                           $  56,451          $  48,149
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      23,654             20,307
     (Gain) on sale of fixed assets and businesses                                      (9,079)              (524)
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                               (11,450)           (19,504)
       (Increase) in inventories                                                        (4,783)           (34,593)
       (Increase) in other current assets                                               (8,731)            (1,975)
       (Decrease) in accounts payable                                                   (7,922)              (674)
       Increase in other current liabilities                                            63,312             57,141
       Decrease (increase) in other noncurrent assets                                    1,174               (623)
       Increase in other noncurrent liabilities                                          1,309              4,435
       Other - net                                                                      (1,794)             1,305
                                                                                   -----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              102,141             73,444

INVESTING ACTIVITIES
   Capital expenditures                                                                (29,627)           (36,126)
   Proceeds from sale of property, plant and equipment and businesses                   19,056              1,508
                                                                                    ----------         ----------
NET CASH (USED) BY INVESTING ACTIVITIES                                                (10,571)           (34,618)

FINANCING ACTIVITIES
   Proceeds, net of underwriting discount, from the sale of Class A
     Common Shares                                                                           -             81,180
   Short-term borrowings - net                                                         (26,808)               350
   Proceeds from long-term borrowings                                                    5,058            246,476
   Repayments on long-term borrowings                                                  (16,039)          (359,348)
   Cash dividends paid                                                                  (8,958)            (6,610)
   Other                                                                                  (275)             3,565
                                                                                  ------------        -----------
NET CASH (USED) BY FINANCING ACTIVITIES                                                (47,022)           (34,387)

Effect of exchange rate changes on cash and cash equivalents                             1,837               (448)
                                                                                   -----------       ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                   46,385              3,991
   Cash and cash equivalents at beginning of period                                     10,087             10,424
                                                                                    ----------         ----------
   Cash and cash equivalents at end of period                                        $  56,472          $  14,415
                                                                                     =========          =========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B - EARNINGS PER SHARE

On May 24, 1995, the Board of Directors of the Company authorized a dividend payable on June 12, 1995 to shareholders of record on June 5, 1995 of one Class A Common Share for each outstanding Common Share (formerly known as Common Stock) and Class B Common Share (formerly known as Class A Common Stock). In July and August of 1995, the Company sold 2,863,507 Class A Common Shares in an underwritten public offering. The per share amounts and the shares used in the computation of per share amounts for the nine months ended September 30, 1995 have been adjusted to reflect the recapitalization and dividend distribution.


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


NOTE D - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at September 30, 1996 include provisions for possible year-end bonuses and related payroll taxes of $50.1 million. The payment of bonuses is wholly discretionary and is determined each year by the Board of Directors.


NOTE E - SUPPLEMENTAL EARNINGS PER SHARE INFORMATION

In 1995, the Company received net proceeds of approximately $81.2 million in connection with the public offering of Class A Common Shares, as described in Note B above, which were used to reduce the Company's outstanding indebtedness. Had the proceeds been received and applied to reduce indebtedness as of January 1, 1995, pro forma net income per share for the nine months ended September 30, 1995 would have been $2.00. On a pro forma basis, net income per share for the three months ended September 30, 1995 would have been unchanged.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - ACQUISITION AND DIVESTITURES

In July 1996, the Company acquired Electronic Welding Systems (EWS), a designer and supplier of welding power supplies and plasma cutting equipment, based in Italy. The acquisition was accounted for as a purchase. The results of operations of EWS, which have been included in that of the Company beginning in July 1996, were not material. The net cost of the acquisition, net of cash received, of $5.5 million is included in capital expenditures in the Statement of Consolidated Cash Flows for the nine months ended September 30, 1996. Relating to this acquisition, a charge of $2.0 million ($1.2 million after-tax, or $0.05 per share) for acquired in-process research and development was recorded during the third quarter 1996.

Also during the third quarter 1996, the Company sold its Louisiana and Alaska gas distribution businesses. Net cash proceeds of $17.4 million were received and are included in cash flows from investing activities in the Statement of Consolidated Cash Flows for the nine months ended September 30, 1996. The Company realized a gain on disposal of these businesses of $8.4 million ($5.1 million after-tax, or $0.20 per share), which is included in other income in the Consolidated Statement of Income for the three and nine months ended September 30, 1996. The operational results of these businesses were not material to the Company for the three and nine months ended September 30, 1996 and 1995.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The following table sets forth the Company's results of operations for the three and nine month periods ended September 30, 1996 and 1995:

                                                          Three months ended September 30,
                                             ----------------------------------------------------------
(amounts in millions of dollars)                       1996                             1995
                                             ---------------------------    -----------------------------
                                             Amount          % of Sales      Amount          % of Sales
                                             ------          ----------      ------          ----------
Net sales                                      $270.9            100.0%        $249.5            100.0%
Cost of goods sold                              166.9             61.6%         156.0             62.5%
                                               ------            ------        ------            ------
Gross profit                                    104.0             38.4%          93.5             37.5%
Distribution  cost /  selling,  general
  and administrative expenses                    80.3             29.6%          68.5             27.5%
                                               ------            ------        ------            ------
Operating income                                 23.7              8.8%          25.0             10.0%
Other income                                      8.7              3.2%           0.5              0.2%
Interest expense, net                             1.3              0.5%           2.0              0.8%
                                               ------            ------        ------            ------
Income before income taxes                       31.1             11.5%          23.5              9.4%
Income taxes                                     11.4              4.2%           8.8              3.5%
                                               ------            ------        ------            ------
Net income                                     $ 19.7              7.3%        $ 14.7              5.9%
                                               ======            ======        ======            ======



                                                            Nine months ended September 30,
                                               --------------------------------------------------------
(amounts in millions of dollars)                        1996                               1995
                                               -------------------------      -------------------------
                                               Amount        % of Sales        Amount         % of Sales
                                               ------        ----------        ------         ----------
Net sales                                      $834.2           100.0%        $781.1           100.0%
Cost of goods sold                              513.9            61.6%         478.5            61.3%
                                               ------           ------        ------           ------
Gross profit                                    320.3            38.4%         302.6            38.7%
Distribution cost/selling, general
  and administrative expenses                   236.3            28.3%         216.9            27.8%
                                               ------           ------        ------           ------
Operating income                                 84.0            10.1%          85.7            10.9%
Other income                                     10.1             1.2%           1.4             0.2%
Interest expense, net                             4.1             0.5%           8.8             1.1%
                                               ------           ------        ------           ------
Income before income taxes                       90.0            10.8%          78.3            10.0%
Income taxes                                     33.5             4.0%          30.2             3.8%
                                               ------           ------        ------           ------
Net income                                     $ 56.5             6.8%        $ 48.1             6.2%
                                               ======           ======        ======           ======


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 1995
--------

NET SALES. Net sales for the quarter ended September 30, 1996 increased $21.4 million or 8.6% to $270.9 million from $249.5 million for the quarter ended September 30, 1995. Net sales from the Company's U.S. operations totaled $185.7 million for the third quarter of 1996, an increase of 7.5% or $13.0 million over the prior year. U.S. third party export sales included in these amounts were $22.9 million for the third quarter of 1996, an increase of 16.8% from $19.6 million in the third quarter of 1995. Non-U.S. sales totaled $85.2 million for the third quarter of 1996, representing an increase of 10.9% or $8.4 million over the third quarter of 1995. The largest portion of the sales increases from both U.S. and non-U.S. operations was due to improved volume. The effect of exchange rate movements on non-U.S. sales was not significant for the quarter ended September 30, 1996.

Beginning in July 1996, the results of operations of the Company include that of the newly-acquired Electronic Welding Systems based in Italy. The effect of this acquisition on the operational results of the Company, exclusive of a one-time charge described below, was not material.


GROSS PROFIT. Gross profit increased to $104.0 million for the third quarter 1996, an increase of $10.5 million or 11.2% from the third quarter of 1995. Gross profit as a percentage of net sales increased 0.9% from the prior year to 38.4%. Included in prior year domestic gross profit were start-up costs for the electric motor plant of $1.5 million, or 0.6% of third quarter 1995 consolidated net sales. The exclusion of these start-up costs and manufacturing cost improvements have resulted in improved domestic gross profit percentages compared to the prior year. Non-U.S. margin percentages slightly declined due to increased competitive pressures.


DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $11.8 million to $80.3 million for the third quarter 1996 as compared to 1995. Third quarter 1996 SG&A expenses included a $2.0 million charge ($1.2 million after-tax, or $0.05 per share) related to in-process research and development acquired with the purchase of Electronic Welding Systems and executive retirement and severance costs of $5.5 million ($3.3 million after-tax, or $0.13 per share). Prior year SG&A expenses for the third quarter included a reduction in certain discretionary employee costs and a charge for executive retirement and severance; the net impact of these two items served to reduce third quarter 1995 SG&A costs by $1.6 million ($1.0 million after-tax, or $0.04 per share). Excluding these non-recurring charges, SG&A expenses increased from the third quarter last year due to higher planned sales promotion costs and human resource requirements, both in the U.S. and internationally. Included in SG&A expenses are costs of $16.7 million and $13.9 million for the third quarters 1996 and 1995, respectively, related to the Company's discretionary employee bonus program, net of hospitalization costs. The final bonus payout for 1996 is subject to approval by the Company's Board of Directors during the fourth quarter.


OTHER INCOME. For the third quarter 1996, other income included an $8.4 million gain ($5.1 million after-tax, or $0.20 per share) on the sale of the Company's Louisiana and Alaska gas distribution businesses. The sale of these businesses did not significantly impact operating results for the three months ended September 30, 1996.


INTEREST EXPENSE, NET. Interest expense, net was $1.3 million for the quarter ended September 30, 1996 compared to $2.0 million for the quarter ended September 30, 1995, a decrease of 35.0%. The reduced net interest expense was due to increased operational cash flow used to pay down short-term borrowings during 1996.


INCOME TAXES. Income taxes for the quarter ended September 30, 1996 were $11.4 million on income before income taxes of $31.1 million, an effective rate of 36.7%, as compared with income taxes of $8.8 million on income before taxes of $23.5 million, or an effective rate of 37.4% for the same period in 1995. The decreased effective tax rate reflects the projected utilization of foreign net operating loss carryforwards and increased utilization of foreign tax credits.


NET INCOME. Net income increased 34.0% to $19.7 million or $0.79 per share for the quarter ended September 30, 1996 compared with $14.7 million or $0.59 per share for the comparable period in 1995. As discussed in Note E to the consolidated financial statements, the recapitalization had no material effect on the net income of the Company for the quarter ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1995
----


NET SALES. Net sales for the nine months ended September 30, 1996 increased $53.1 million or 6.8% to $834.2 million from $781.1 million for the nine months ended September 30, 1995. Net sales from the Company's U.S. operations totaled $570.6 million for the first nine months of 1996, an increase of 5.4% or $29.1 million over the prior year. U.S. third party export sales included in these amounts were $68.9 million for the nine months ended September 30, 1996, an increase of $8.2 million or 13.5% from $60.7 million during the first nine months of 1995. Non-U.S. sales were $263.6 million for the first nine months of 1996, an increase of 10.0% or $24.0 million over the first nine months of 1995. The increase in U.S. net sales over the prior year was due to both price and volume increases, while overseas sales growth was driven primarily by increased sales volume. The effect of exchange rate movements on non-U.S. sales was not significant for the nine months ended September 30, 1996.


GROSS PROFIT. Gross profit increased to $320.3 million through September 1996, an increase of $17.7 million or 5.8% from the first nine months of 1995. Gross profit as a percentage of net sales decreased to 38.4% from 38.7%. In the U.S., gross margin percentages have increased over the prior year, principally a result of start-up costs associated with the Company's electric motor plant and manufacturing trainee costs occurring in the prior year. The Company's non-U.S. operations have experienced lower margins due to competitive and market factors. As a larger portion of the Company's sales growth has been generated from non-U.S. sales, gross margin percentage has declined on a consolidated basis.


DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $19.4 million to $236.3 million for the first nine months of 1996 from $216.9 million for the first nine months of 1995. SG&A expenses for the Company's U.S. operations through September 1996 were $169.1 million, which includes certain one-time charges: a $3.4 million charge ($2.1 million after-tax, or $0.08 per share) for costs related to the settlement of a class action lawsuit initiated by a former director and officer of the Company; a $2.0 million charge ($1.2 million after-tax, or $0.05 per share) for acquired in-process research and development; and a $5.5 million charge ($3.3 million after-tax, or $0.13 per share) for executive retirement and severance costs. SG&A expenses for the nine months ended September 1995 reflect a charge to earnings without tax benefit of approximately $2.3 million ($0.10 per share) related to the devaluation of the Mexican peso on a U.S. dollar-denominated loan at the Company's Mexican subsidiary, which was settled in 1995, and total charges of $3.4 million ($2.0 million after-tax, or $0.09 per share) related to executive retirement and severance costs. Excluding non-recurring costs, SG&A expenses increased from the prior year due to strategic sales initiatives producing higher promotion costs, increased distribution costs as a result of the higher sales volume, greater research and development spending and additional human resource requirements. Reflected in SG&A expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs, of $50.4 million and $49.4 million for the nine months ended September 30, 1996 and 1995, respectively. The final bonus payout for 1996 is subject to approval by the Company's Board of Directors during the fourth quarter.


OTHER INCOME. As discussed above, other income includes an $8.4 million gain ($5.1 million after-tax, or $0.20 per share) from the sale of the Company's gas distribution businesses. The sale of these businesses did not significantly impact operating results for the nine months ended September 30, 1996.


INTEREST EXPENSE, NET. Interest expense, net was $4.1 million for the nine months ended September 30, 1996 compared to $8.8 million for the first nine months of 1995, a decrease of 53.4%. Lower interest expense is a result of the reduction in debt levels from the proceeds of the equity offering and from greater operating cash flows.

INCOME TAXES. Income taxes for the nine months ended September 30, 1996 were $33.5 million on income before income taxes of $90.0 million, an effective tax rate of 37.2%, as compared with income taxes of $30.2 million on income before taxes of $78.3 million, an effective rate of 38.6% for the same period in 1995. The decreased effective tax rate reflects the projected utilization of foreign net operating loss carryforwards. The effective tax rate for the year ended December 31, 1995 was 38.3%.


NET INCOME. Net income increased 17.5% to $56.5 million or $2.27 per share for the nine months ended September 30, 1996 compared with $48.1 million or $2.10 per share through September 1995. The net effect of non-recurring SG&A costs and the gain on the sale of the gas distribution businesses, as described above, served to reduce net income for the nine months ended September 30, 1996 by $1.5 million or $0.06 per share. See supplemental earnings per share information in Note E to the consolidated financial statements regarding the pro forma effect of reduced interest cost and additional shares issued in connection with the 1995 public offering.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the nine months ended September 30, 1996 was $102.1 million compared with $73.4 million for the same period in 1995. Through an improvement in inventory and receivables management compared to the prior year period, the Company has been able to achieve sales growth without a proportionate increase in working capital.

Capital expenditures decreased to $29.6 million for the first nine months of 1996 compared to $36.1 million for the same period in 1995. Capital expenditures for 1996 include $5.5 million related to the purchase of Electronic Welding Systems. Capital spending in 1995 included the new electric motor facility in Cleveland, Ohio and added welding consumable manufacturing capacity. Included in net cash used by investing activities for 1996 are the net cash proceeds of $17.4 million from the sale of the Louisiana and Alaska gas distribution businesses.

Increased operating cash flow during 1996 improved the financial position of the Company at September 30, 1996 as compared to 1995. The ratio of total debt to total capitalization improved to 18.8% at September 30, 1996 from 27.2% at December 31, 1995 and 24.4% at September 30, 1995.

The Company paid total cash dividends of $9.0 million or $0.36 per share during the first nine months of 1996.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

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

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 1. Legal Proceedings" within the Company's quarterly report under the Securities Exchange Act of 1934, as amended, for the period ending June 30, 1996. See also the related disclosure in this report. While historical litigation costs have not been material to the Company, there can be no assurance that this will remain the case, or that insurance coverage will be adequate.

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

- Motor Division. The Company has made substantial capital investments to modernize and expand its production of electric motors. While management believes that the profitability of this investment will improve, success is largely dependent on increased market penetration. The Company is in the process of revising its sales and marketing programs.

Part II - Other Information


Item 1.  Legal Proceedings

The Company has sued St. Paul Fire and Marine Insurance Company over the allocation among various liability insurance policies of defense and indemnity costs of certain welding fume cases in which the Company is a defendant. Decisions by Federal District Courts in Ohio and Minnesota have resolved a venue controversy and the dispute is proceeding under the name of LINCOLN ELECTRIC CO.
v. ST. PAUL'S FIRE & MARINE INSURANCE CO. in Federal District Court in Ohio.

On May 22, 1996, the Company was added as a co-defendant in a property damage case pending in Superior Court, California, County of Los Angeles, SAINT JOHN'S MEDICAL PLAZA v. DILLINGHAM CONSTRUCTION ET.AL. The seven count complaint names the Company as an additional defendant on two of the seven counts, negligence and strict product liability. The complaint alleges that an electrode manufactured by the Company was used in the construction of a medical office building that experienced structural damage as a result of the January 1994 earthquake in Southern California. Compensatory damages in excess of $10 million and unspecified punitive damages are sought. Certain of the defendants have filed cross-claims against the Company, and the Company has cross-claimed against those defendants.


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

                                             THE LINCOLN ELECTRIC COMPANY


/s/     H. Jay Elliott
------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

November 13, 1996