Form 10-K405
period 1996-12-31
LINCOLN ELECTRIC CO
filed 1997-03-21
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996      Commission File No. 0-1402

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  X     No
                                                 ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates as of February 28, 1997 was $274,220,260 (affiliates, for this purpose, have been deemed to be Directors of the Company, and certain significant shareholders).

The number of shares outstanding of the registrant's classes of common stock as of February 28, 1997 were as follows:

                  Common Shares..............................10,488,212
                  Class A Common Shares......................13,837,697
                  Class B Common Shares......................   486,772
                                                             ----------
                          Total outstanding shares...........24,812,681
                                                             ==========

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 27, 1997 are hereby incorporated by reference into Part III.

PART I

Item 1. Business
        --------

As used in Item 1 of this report, the term "Company", except as otherwise indicated by the context, means The Lincoln Electric Company and its subsidiaries. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. The Company is a full-line manufacturer of welding and cutting products and integral horsepower industrial electric motors. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. Sales of welding products accounted for 93% of the Company's net sales in 1996.

The arc welding power sources and wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated machines for robotic applications, high production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes, (2) solid electrodes produced in coil form for continuous feeding in mechanized welding, and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding. The integral horsepower electric motors manufactured by the Company range in size from 1/3 to 1,250 horsepower.

The Company's products are sold in both domestic and international markets. In the domestic market, they are sold directly by the Company's own sales organization as well as by distributors. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors, agents, dealers and product users that operate in more than eighty-six countries. The Company has manufacturing facilities located in the United States, Australia, Canada, Mexico, England, France, Ireland, Italy, the Netherlands, Norway and Spain. In addition, the Company is adding manufacturing capacity in the Asia Pacific region. See Note G to the consolidated financial statements with respect to geographic area information.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company's business is not seasonal.

Conditions in the arc welding industry are highly competitive. The Company believes that it is one of the largest manufacturers of consumables and equipment in a field of three or four major domestic competitors and numerous smaller competitors. The Company continues to pursue strategies to heighten its competitiveness in international markets. Competition in the electric arc welding industry is on the basis of price, brand preference, product quality and performance, warranty, delivery, service and technical support. All of these factors have contributed to the Company's position as one of the leaders in the industry.

Virtually all of the Company's products may be classified as standard commercial articles and are manufactured for stock. The Company believes its products are unique because of its highly trained technical sales force and the support of its welding research and development staff which allow it to uniquely assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users in which the Company guarantees that the user will save money in its manufacturing process when it utilizes the Company's products. This allows the Company to introduce its products to new users and to establish and maintain very close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company's products, is an important element of the Company's market success and a valuable asset of the Company.

The principal raw materials essential to the Company's business are various chemicals, steel, copper and aluminum, all of which are normally available for purchase in the open market.

The Company's operations are not materially dependent upon patents, licenses, franchises or concessions.

The Company's facilities are subject to environmental control regulations. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings.

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

Research activities relating to the development of new products and the improvement of existing products in 1996 were all Company-sponsored. These activities were primarily related to the development of new products. The number of professional employees engaged full-time in these research activities was
263. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 1996 was 5,971.

The table below sets forth consolidated net sales by product line for the most recent three years:

                  (IN THOUSANDS OF DOLLARS)                         1996                 1995           1994
                                                                 ----------         ----------        --------

         Arc Welding and Other Welding Products                  $1,031,271        $   956,642        $843,643
                                                                         93%                93%             93%
         All Other                                                   77,873             75,756          62,961
                                                                          7%                 7%              7%
                                                                 ----------         ----------        --------
                                                                 $1,109,144         $1,032,398        $906,604
                                                                 ==========         ==========        ========

Item 2.  Properties
         ----------

The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 223 acres, of which present manufacturing facilities comprise an area of approximately 2,587,000 square feet. Current utilization of existing facilities is high and the Company is adding capacity as necessary.

In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States and 14 manufacturing locations in 10 foreign countries, the locations of which are as follows:

     Unites States:            Gainesville, Georgia; Monterey Park, California.
     Australia:                Sydney.
     Canada:                   Toronto.
     England:                  Sheffield. (2)
     France:                   Grand-Quevilly.
     Ireland:                  Rathnew.
     Italy:                    Pianoro; Milano; Celle Ligure.
     Mexico:                   Mexico City.
     Netherlands:              Nijmegen.
     Norway:                   Andebu; Stavern.
     Spain:                    Barcelona.

In addition, a plant is under construction in Cikarang, Indonesia. Manufacturing facilities located in Germany, Venezuela, Japan and Brazil were closed in early 1994 under the Company's restructuring program.

All property relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities is owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to leases. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 1996, $5.5 million of indebtedness was secured by property, plant and equipment.

Item 3.   Legal Proceedings
          -----------------

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

The Company has been named a defendant, along with a large number of unidentified "John Doe" defendants, in a class action complaint filed on January 16, 1997 in Superior Court, Los Angeles County, California, captioned PACIFIC DESIGN CENTER AND AUTOMOBILE CLUB OF CALIFORNIA V. THE LINCOLN ELECTRIC COMPANY. Two building owners, purportedly on behalf of themselves and other building owners in Los Angeles County, allege that the E70T-4 category of welding electrodes manufactured by the Company and other defendants was defective for use in "moment resisting" steel frame buildings constructed in seismically sensitive areas. According to the amended complaint, which was filed on January 22, 1997, there may be 1,500 such buildings in Los Angeles County, and damages claimed to have been discovered after the Northridge earthquake of January 1994, including the cost of inspection, retrofitting and repair, loss of income and diminution in value of the buildings, exceed $1 billion. The plaintiffs also seek punitive damages in an unspecified amount. The Company has removed the case to the Federal District Court of California, Central District.

In addition to the PACIFIC DESIGN CENTER class action lawsuit, the Company has been named, in filings made on or after May 1996 in the Superior Court of California, as a defendant or co-defendant in eight additional lawsuits filed by building owners in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases, all of which are in very preliminary stages and two of which have been removed to the Federal District Court of California, Central District, include claims for compensatory damages and in some instances punitive damages, in some instances without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode.

The Company intends to contest the litigation vigorously.

The Company is co-defendant in fifteen cases involving twenty-eight plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Four similar cases have been tried, all resulting in defense verdicts.

The Company is also one of several co-defendants in a case alleging that exposure to welding fumes generally impaired the respiratory system of seven plaintiffs. The plaintiffs seek compensatory and punitive damages for unspecified sums. Since 1990, fifty-two similar cases have resulted in twenty-two voluntary dismissals, eight defense verdicts or summary judgments and twenty-two settlements for immaterial amounts.

Claims pending against the Company alleging asbestos induced illness total approximately 18,500; in each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Twenty-three cases have been tried to defense verdicts. Voluntary dismissals on such claims total approximately 15,000; summary judgments for the defense total 81.

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

The Company, together with hundreds of other co-defendants, is a defendant in state court in Morris County, Texas, in litigation on behalf of 3,025 claimants, all prior employees of a local pipe fabricator, alleging that occupational exposures caused a wide variety of illnesses. The plaintiffs seek compensatory and punitive damages of unspecified sums.

The Company bears the cost of defending its product liability cases arising under current policies and filed after 1990, with some contribution by its lead insurance carrier if an aggregate threshold is reached. In many welding fume cases where there are multiple defendants, cost sharing efficiencies are arranged.

Defense and indemnity costs of the Company in product liability cases involving injuries allegedly resulting from exposure to fumes and gases in the welding environment may be affected by the outcome of pending litigation with the St. Paul Fire and Marine Insurance Company, in which St. Paul Fire and Marine Insurance Company and the Company disagree about the allocation among various liability insurance policies of defense and indemnity costs of welding fume cases. The dispute, LINCOLN ELECTRIC V. ST. PAUL FIRE AND MARINE INSURANCE COMPANY, ET. AL., is proceeding in U.S. District Court for the Northern District of Ohio.

Whether the Company or its insurer bears certain defense costs relating to the Los Angeles steel frame building litigation, referenced above, may also be subject to judicial determination. On March 13, 1997, the Company filed complaints for declaratory relief against St. Paul Fire and Marine Insurance Company in the United States District Court for the Central District, and in Superior Court, Los Angeles County, seeking among other things a declaration that, where complaints allege at least the potential of property damage occurring at least in part before August 1, 1985, St. Paul has a duty to pay the Company's defense costs.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          ----------------------------------------------------------------
          Matters
          -------

The Company's Common Shares (LECO) and Class A Common Shares (LECOA) are traded on the NASDAQ market. The number of record holders of Common Shares and Class A Common Shares at December 31, 1996 was 2,448 and 2,497, respectively.

There is no public trading market for Class B Common Shares, which are only issued to the Company's Employee Stock Ownership Plan.

Quarterly high and low stock prices and dividends declared for the last two years were:

                                              1996                                                   1995**
                   ----------------------------------------------------    ----------------------------------------------------
                           LECO*               LECOA*         Dividends          LECO*                LECOA*          Dividends
                     High       Low       High       Low      Declared      High       Low       High        Low      Declared
                     ----       ---       ----       ---      --------      ----       ---       ----        ---      --------

March 31            $27.00    $23.25     $27.50    $22.25       $0.12      $25.00     $17.00                            $0.10
June 30              35.75     26.00      30.50     26.75        0.12       38.00      24.25    $37.25     $29.50        0.10
September 30         35.25     29.25      31.25     24.50        0.12       34.00      26.50     31.00      27.38        0.10
December 31          33.50     27.50      31.25     26.25        0.12       27.50      21.00     28.25      21.50        0.12
-------------

 *Source: NASDAQ; Ohio Dealers' Data Service prior to NASDAQ registration in June 1995.
**On June 12, 1995, holders of record of the Company's outstanding voting common shares as of June 5, 1995, received a dividend of one Class A Common Share for each outstanding share of the Company's voting common shares. Retroactive effect has been given to the stock dividend in the above per share data.

Item 6.   Selected Financial Data
          -----------------------

                                                                          Year Ended December 31
                                             ---------------------------------------------------------------------------
                                               1996            1995            1994             1993             1992
                                               ----            ----            ----             ----             ----
                                                           (In thousands of dollars, except per share data)

Net sales                                   $1,109,144      $1,032,398      $  906,604      $  845,999       $  853,007
Income (loss) before cumulative effect
  of accounting change                          74,253          61,475          48,008         (40,536)         (45,800)
Cumulative effect of change in
  accounting for income taxes                                                                    2,468
                                            ----------      ----------      ----------      ----------       ----------
Net income (loss)                           $   74,253      $   61,475      $   48,008      $  (38,068)      $  (45,800)
                                            ==========      ==========      ==========      ==========       ==========

Per share:
Income (loss) before cumulative effect
  of accounting change                      $     2.99      $     2.63      $     2.19      $    (1.87)      $    (2.12)
Cumulative effect of change in
  accounting for income taxes                                                                      .12
                                            ----------      ----------      ----------      ----------       ----------
Net income (loss)                           $     2.99      $     2.63      $     2.19      $    (1.75)      $    (2.12)
                                            ==========      ==========      ==========      ==========       ==========
Cash dividends declared                     $     0.48      $     0.42      $     0.38      $     0.36       $     0.36
                                            ==========      ==========      ==========      ==========       ==========
Total assets                                $  647,199      $  617,760      $  556,857      $  559,543       $  603,347
                                            ==========      ==========      ==========      ==========       ==========
Long-term debt                              $   64,148      $   93,582      $  194,831      $  216,915       $  221,470
                                            ==========      ==========      ==========      ==========       ==========

Net income for the years ended December 31, 1994, 1993 and 1992 included after-tax restructuring (income) expenses of $(2.7) million, $40.9 million and $23.9 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

GENERAL

The Company is one of the world's largest designers and manufacturers of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding products which represented 93% of the Company's 1996 net sales. The Company also manufactures a broad line of integral horsepower industrial electric motors.

For the third consecutive year, in 1996, the Company reported its highest net sales and net income in its history. Consolidated net sales increased to $1.1 billion or 7.4% from 1995. Net income increased 20.8% to $74.3 million or $2.99 per share. The increase in net sales was attributable to strong performance from both the U.S. and non-U.S. operations. The increased net income was attributable to increased sales combined with cost-control programs, lower interest expense and the increased utilization of tax loss carryforwards in certain non-U.S. subsidiaries generating income in 1996. In the U.S., the increase in sales was largely due to the introduction of the SourceOne distributor program in 1996. U.S. exports to the Russia, Africa and Middle East, Asia Pacific and Latin American regions and increased subsidiary sales in Canada, Europe and Australia contributed to an overall improvement in international sales.

The Company expects to increase its investments in developing markets by adding manufacturing capacity in the Asia Pacific and Latin American regions. The Company believes that the high quality of its products, advanced engineering expertise and strong distributor network, coupled with its large technically trained sales force, has enabled the Company to continue to be a key participant in the global market place.

The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. With highly competitive conditions in the welding industry, the Company will continue to emphasize its status as a single source supplier, which it believes is most capable of meeting the broadest range of its customer's welding needs.

Research and development expenditures were $19.8 million in 1996 compared with $19.7 million in 1995. Included in 1996 expense is a $2.0 million charge for in-process research and development acquired in the Company's purchase of the Italian-based Electronic Welding Systems. The remaining expenditures were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company's leadership position in its product lines and to introduce new products at an appropriate rate to sustain future growth.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the years ended December 31, 1996, 1995 and 1994:

                                                            Year ended December 31,
                                                            -----------------------
                                         1996                         1995                    1994
                                         ----                         ----                    ----
                                 Amount       % of Sales     Amount       % of Sales    Amount    % of Sales
                                 ------       ----------     ------       ----------    ------    ----------
Net Sales                       $1,109.1          100.0%    $1,032.4         100.0%   $  906.6       100.0%
Cost of Goods Sold                 686.5           61.9%       634.6          61.5%      556.2        61.3%
                                --------       --------     --------      --------    --------    --------
  Gross Profit                     422.6           38.1%       397.8          38.5%      350.4        38.7%

Distribution Cost/Selling
  General & Adm. Exp               310.3           28.0%       289.8          28.0%      261.7        28.9%
Restructuring (Income)                                                                    (2.7)       (0.3%)
                                --------       --------     --------      --------    --------    --------

Operating Income                   112.3           10.1%       108.0          10.5%       91.4        10.1%

Other Income                        10.4            0.9%         2.2           0.2%        3.1         0.3%
Interest Expense, Net                4.8            0.4%        10.6           1.0%       14.3         1.6%
                                --------       --------     --------      --------    --------    --------

Income Before Income Taxes         117.9           10.6%        99.6           9.7%       80.2         8.8%

Income Taxes                        43.6            3.9%        38.1           3.7%       32.2         3.5%
                                --------       --------     --------      --------    --------    --------

Net Income                      $   74.3            6.7%    $   61.5           6.0%   $   48.0         5.3%
                                ========       ========     ========      ========    ========    ========

1996 COMPARED TO 1995

Net Sales. Net sales for 1996 increased 7.4% to $1,109.1 million from $1,032.4 million in 1995. Third party sales from U.S. operations increased by 5.8% to $753.0 million from $711.9 million in 1995. Included in U.S. sales were international export sales of $90.7 million for 1996, which increased $8.9 million or 10.9% from

$81.8 million in 1995. Non-U.S. third party sales increased 11.1% to $356.1 million from $320.5 million in 1995. Net sales increases in all international regions were principally volume driven. Changes in foreign currencies against the U.S. dollar did not have a significant effect on non-U.S. sales for 1996.

U. S. third party sales benefited from a strong SourceOne distributor program and growth in export sales principally to the Russia, Africa and Middle East, Asia Pacific and Latin American regions.

Non-U.S. third party sales increased in the Canadian, European, and Australian markets. Both the non-U.S. and export sales have been improved through an increased regional sales focus and for 1996 amounted to 40.3% of the Company's sales.

Gross Profit. Gross profit improved to $422.6 million in 1996 from $397.8 million in 1995. Gross profit as a percentage of sales was 38.1% in 1996. U.S. gross profit as a percentage of sales has shown a slight improvement as start-up costs associated with the new motor facility have tapered off. In addition, cost-control programs and manufacturing efficiencies have offset increased labor and product liability defense costs. Non-U.S. gross profit as a percentage of sales has been negatively affected by market penetration strategies in developing markets, as well as competitive pressures in the European and Australian markets.

Distribution Cost/Selling, General and Administrative (SG&A) Expenses. Distribution cost/selling, general and administrative expenses were $310.3 million in 1996, or 28.0% of sales, as compared to $289.8 million, or 28.0% of sales in 1995. SG&A expenses for 1996 include non-recurring charges of $3.4 million ($2.1 million after-tax, or $0.08 per share) for the costs of settling a class action lawsuit over performance awards under the Company's 1988 Incentive Equity Plan, a $2.0 million charge ($1.2 million after-tax, or $0.05 per share) for acquired in-process research and development relating to the acquisition of Electronic Welding Systems; and a $5.5 million charge ($3.3 million after-tax, or $0.13 per share) for executive retirement and severance costs. SG&A expenses for 1995 were affected by the devaluation of the Mexican peso resulting in a charge to operations without tax benefit of approximately $2.3 million ($0.10 per share) and a charge for $4.0 million ($2.5 million after-tax, or $0.11 per share) for severance costs for retiring executives. Excluding the one-time charges described above, SG&A expenses were 27.0% of sales in 1996 compared with 27.5% in 1995. The decrease in SG&A as a percentage of sales is principally a result of cost-control programs to maintain costs in certain areas while increasing sales volume. The increase in SG&A expenses is attributable to higher freight costs on higher sales volume, incremental promotional costs associated with the SourceOne distributor program and higher wage and salary costs. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs.

Other Income. Other income includes a gain of $8.4 million ($5.1 million after-tax, or $0.20 per share) relating to the sale of the Company's gas distribution businesses. The impact of this sale on future operations is not significant.

Interest Expense, Net. Interest expense, net, was $4.8 million in 1996, a decrease of 54.1% from $10.6 million in 1995. This decrease reflects the lower debt levels as a result of the 1995 recapitalization and cash flow from operations.

Income Taxes. Income taxes in 1996 were $43.6 million on income before income taxes of $117.9 million, an effective rate of 37.0%, as compared with income taxes of $38.1 million in 1995 on income before income taxes of $99.6 million or an effective tax rate of 38.3%. The decrease in the effective tax rate was principally due to an increase in the utilization of net operating loss carryforwards by the Company's non-U.S. subsidiaries.

Net Income. Net income for 1996 was $74.3 million as compared with net income of $61.5 million in 1995, or an increase of 20.8%. The net effect of the non-recurring items as described above reduced 1996 net income by $1.5 million or $0.06 per share. See Note A for supplemental earnings per share information regarding the pro forma impact of the 1995 recapitalization.

1995 COMPARED TO 1994

Net Sales. Net sales for 1995 were $1,032.4 million, an increase of $125.8 million or 13.9% from $906.6 million for 1994. Third party sales from the Company's U.S. operations were $711.9 million in 1995 or 11.0% higher than 1994 sales of $641.6 million, attributable to volume and price increases in both the domestic and export markets. Non-U.S. third party sales in 1995 were $320.5 million compared with $265.0 million in 1994, an increase of 20.9%. This increase was the result of improvement in the Company's international operations as well as improved economic conditions in the markets served, and the strengthening of certain foreign currencies against the U.S. dollar. Strengthening foreign currencies against the U.S. dollar increased non-U.S. sales by approximately $15.3 million or 5.8% during the year. European sales benefited from the previously reported restructuring of the Company's operations, increased customer focus and a general improvement in local economies which appeared to soften during the latter months in 1995. U.S. third party export sales were $81.8 million in 1995, an increase of $17.4 million or 27.0% from $64.4 million in 1994. This increase in export sales largely reflects improved worldwide economic conditions and an increased sales focus by the Company in the non-U.S. market.

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

Distribution Cost/Selling, General and Administrative (SG&A) Expenses. Distribution cost/selling, general and administrative expenses were $289.8 million in 1995, or 28.0% of sales, as compared with $261.7 million, or 28.9% of sales in 1994. The decrease in SG&A expenses as a percentage of sales is due to improved economies of scale achieved by higher worldwide sales volume. SG&A for 1995 was affected by the devaluation of the Mexican peso resulting in a charge to operations without tax benefit of approximately $2.3 million ($3.1 million in 1994). In addition, 1995 expenses included $4.0 million of severance costs for retiring executives. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs deducted therefrom ($66.4 million in 1995 and $59.6 million in 1994, or an increase of 11.4%).

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

Net Income. Net income for 1995 was $61.5 million as compared with net income of $48.0 million in 1994, or an increase of 28.1%. 1994 net income benefited from a net reversal of $2.7 million of restructuring charges recorded previously.

LIQUIDITY AND CAPITAL RESOURCES

Increased cash flow from operations improved the Company's financial position in 1996. During 1996, the Company reduced its outstanding borrowings by 37.4% from $123.4 million at December 31, 1995 to $77.3 million at December 31, 1996. Total debt to total capitalization improved to 16.5% at December 31, 1996 from 27.2% at December 31, 1995. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations and, if necessary, borrowings under its existing credit facilities. Initial start-up capital for anticipated expansion in the Asia Pacific region will be funded by available cash provided from operations.

Cash provided from operations was $107.8 million in 1996, an increase of $42.3 million or 64.6% from $65.5 million in 1995. The Company's inventory management programs resulted in a decrease of $9.6 million in inventory levels during 1996 despite the increased sales volume. Accounts receivable increased largely due to the higher sales volume in 1996; however, on average, there was an improvement in receivable collection periods at December 31, 1996 over the prior year.

Capital expenditures during 1996 were $39.8 million, a 17.7% reduction from $48.4 million in 1995. In 1995, there were large investments in the new electric motor plant in Cleveland, Ohio, and other areas, which did not recur in 1996. Capital expenditures for 1996 included the acquisition of the Italian-based Electronic Welding Systems, a designer of state-of-the-art welding power supplies and plasma cutting equipment. The Company expects to add capacity and modernize facilities selectively in both the domestic and international markets.

Cash flows from investing activities include the net cash proceeds of $17.4 million from the sale of the Company's Louisiana and Alaska gas distribution businesses during the third quarter 1996 .

A total of $11.9 million in dividends was paid during 1996. In January 1997, the Board of Directors declared a cash dividend of $0.15 per share, payable on April 15, 1997, to shareholders of record on March 31, 1997.

RECAPITALIZATION

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

In 1995, the Company successfully completed a public offering by selling 2,863,507 Class A Common Shares and realized $81.2 million in proceeds, net of the underwriters' discount. The proceeds from the offering were used to reduce debt which has improved the Company's leverage and enhanced its financial position.

In December 1995, the Company entered into a new $200 million unsecured, multi-currency Credit Agreement ("Credit Agreement"). The Credit Agreement provides more favorable pricing levels and the financial covenants which require interest coverage and funded debt-to-capital ratios are less restrictive, a result of the Company's improved liquidity and financial position. See Note D to the consolidated financial statements for additional information regarding the terms and financial covenants of the Company's borrowing arrangements. At December 31, 1996, no amounts were outstanding under the Credit Agreement.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company's ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company's competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

- International Markets. The Company's long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and expansion poses challenging demands within the Company's infrastructure. Further, many developing economies have a significant degree of political and economic instability, which may adversely affect the Company's international operations.

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

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 3. Legal Proceedings" within this report. Also see Note K on Contingencies. While the impact of litigation historically has not been material to the Company, there can be no assurance that this will remain the case, or that insurance coverage will be adequate.

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

- Motor Division. The Company has made substantial capital investments to modernize and expand its production of electric motors. While management believes that the profitability of this investment will improve, success is largely dependent on increased market penetration. The Company is in the process of enhancing its sales and marketing programs.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

The response to this item is submitted in a separate section of this report following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 1997. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

             NAME                       AGE                                  POSITION
---------------------------             ---       ---------------------------------------------------------------------
Donald F. Hastings                      68        Chairman  of the Board  since 1992;  Chief  Executive  Officer of the
                                                  Company 1992-1996; President of the Company 1987-1992.

Anthony A. Massaro                      53        Chief   Executive   Officer  of  the  Company  since  November  1996;
                                                  President and Chief  Operating  Officer  since April 1996;  Corporate
                                                  Vice President and President  Lincoln Europe  1994-1995;  Director of
                                                  International  Operations  1993-1994;   prior  thereto,  a  corporate
                                                  officer  with  Westinghouse  Electric  Corporation,  served  as  Vice
                                                  President  and  then as  President  and a  Member  of the  Management
                                                  Committee with responsibilities worldwide.

             NAME                       AGE                                  POSITION
---------------------------             ---       ---------------------------------------------------------------------
John M. Stropki                         46        Executive  Vice  President,  President  North  America  since October
                                                  1995; Senior Vice President,  Sales 1994-1995;  General Sales Manager
                                                  1992-1994; District Manager 1986-1992.

H. Jay Elliott                          55        Senior Vice President,  Chief  Financial  Officer and Treasurer since
                                                  April 1996; Vice President,  Chief Financial  Officer,  and Treasurer
                                                  1994-1996;  International  Chief Financial Officer  1993-1994;  prior thereto,  Assistant Comptroller of The Goodyear Tire & Rubber Company
                                                  responsible  at  various  times  for  Corporate  Strategic  Planning,
                                                  Finance  Director  of North  American  Tires and  International  Vice
                                                  President-Finance.

Frederick G. Stueber                    43        Senior Vice  President,  General  Counsel and  Secretary  since April
                                                  1996; Vice President,  General Counsel and Secretary 1995-1996; prior thereto, partner in the law firm of Jones, Day, Reavis & Pogue.

William J. Twyble                       64        Senior Vice President,  Engineering and Marketing since January 1997;
                                                  Vice  President  of the  Company  since  April  1996;  CEO,  Managing
                                                  Director LEC (Australia) Pty. Ltd. 1988-1996.

Richard C. Ulstad                       57        Senior  Vice  President,  Manufacturing  since May 1996;  Senior Vice
                                                  President,       Consumable      Division       1994-1996;       Vice
                                                  President-Manufacturing       Electrode      Division      1992-1994;
                                                  Superintendent-Electrode Division 1984-1992.

Frederick W. Anderson                   44        Vice President,  Information Technology, Systems Re-engineering since
                                                  May  1996;   Vice  President,   Manufacturing   -  Machine   Division
                                                  1994-1996;  Plant Manager Machine and Motor Division 1993-1994; Plant
                                                  Superintendent 1989-1993.

Paul J. Beddia                          63        Vice  President,  Government  and  Community  Affairs since May 1996;
                                                  Vice President, Human Resources 1989-1996.

Dennis D. Crockett                      54        Vice  President,  Consumable  Research  and  Development  since 1993;
                                                  Chief Engineer, Consumables Research and Development 1987-1993.

Joseph G. Doria                         47        Vice  President of the Company  since  October  1995;  President  and
                                                  Chief  Executive  Officer,  Lincoln  Electric  Co. of  Canada  1992 -
                                                  present;  Executive  Vice  President  and  Chief  Operating  Officer,
                                                  Lincoln Electric Co. of Canada 1990-1992.

             NAME                       AGE                                  POSITION
---------------------------             ---       ---------------------------------------------------------------------

Paul F. Fantelli                        52        Vice President,  Business  Development  since 1994;  Assistant to the
                                                  Chief  Executive  Officer  1992-1994;  President and Chief  Executive
                                                  Officer of Harris  Calorific  Division  of The Lincoln  Electric  Co.
                                                  1990-1992.

Ralph C. Fernandez                      50        Vice President of the Company since January 1997, President,  Lincoln
                                                  Electric  Latin  America  since  April 1996;  Manager,  International
                                                  Support  and  Assistant  to the Chief  Operating  Officer  1995-1996;
                                                  Operations   Manager  1995;  prior  thereto,   President  of  WRS,  a
                                                  subsidiary of Westinghouse Electric Corporation 1991-1994.

Michael J. F. Gillespie                 55        Vice President of the Company since January 1997, President,  Lincoln
                                                  Electric Asia since January 1996; prior thereto,  Regional  Director,
                                                  Asia Pacific  Region of Esab AB, a  manufacturer  and  distributor of welding products.

Charles H. Murray                       45        Vice President of the Company since January 1997, President,  Lincoln
                                                  Electric Europe since January 1996;  Vice President - Sales,  Lincoln
                                                  Electric Europe  1994-1995;  Sales Manager,  Lincoln  Electric Co. of
                                                  Canada 1992-1994.

Ronald A. Nelson                        47        Vice  President,  Materials  and Service  since  January  1997;  Vice
                                                  President,   Machine  Research  and  Development   1994-1996;   Chief
                                                  Engineer-Machine  and  Motor  Division  1993-1994;   Service  Manager
                                                  1989-1993.

Gary M. Schuster                        42        Vice President,  Motor Division since October 1995;  General Manager,
                                                  Motor  Division  1993-1995;  Manager,  Motor  Transition  Team  1993;
                                                  Manager, Factory of the Future 1991-1993;  Assistant Manager, Quality
                                                  Assurance 1989-1991.

Richard J. Seif                         49        Vice  President,   Marketing   since  1994;   Director  of  Marketing
                                                  1991-1994.

S. Peter Ullman                         47        Vice  President of the Company  since  October  1995;  President  and
                                                  Chief Executive  Officer,  Harris  Calorific  Division of The Lincoln
                                                  Electric Co.  1993-present;  President and Chief  Operating  Officer,
                                                  Harris  Calorific  Division of The Lincoln  Electric  Co.  1992-1993;
                                                  District Manager 1988-1992.

             NAME                       AGE                                  POSITION
---------------------------             ---       ---------------------------------------------------------------------
Raymond S. Vogt                         55        Vice President,  Human Resources since May 1996; prior thereto,  Vice
                                                  President,   Human  Resources,   AM  International   1995-1996;   FMC
                                                  Corporation,  Director of Human Resources,  FMC Europe 1995; Director,
                                                  Human Resources, Food Machinery Group 1991-1995.

John H. Weaver                          58        Vice President,  President,  Lincoln  Russia,  Africa and Middle East
                                                  since  April  1996;   Vice   President,   Export   Sales   1994-1996:
                                                  International Sales Manager 1987-1994.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)(1)   Financial Statements
         --------------------

         The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

         Consolidated Balance Sheets -- December 31, 1996 and 1995

         Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements -- December 31, 1996

         Report of Independent Auditors

  (a)(2)  Financial Statement Schedules
          -----------------------------

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

(a)(3)  Exhibits
        --------

      Exhibit No.                          Description
      -----------          ----------------------------------------------------

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

         4(a) Note Agreement dated November 20, 1991 between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1991, SEC File No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated March 18, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated October 31, 1994 (filed as Exhibit 4(a) to Form 10-Q of The Lincoln Electric Company for the period ended September 30, 1994, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); and as further amended by letter dated December 20, 1995 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         4(b) Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

       Exhibit No.                         Description
       -----------         -----------------------------------------------------

         10(c) The Lincoln Electric Company Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(c) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(d) The Lincoln Electric Company Deferred Compensation Plan, as amended (filed as Exhibit 10(d) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(e)             Description of Management Incentive Plan (filed as
                           Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(f) Description of Non-Employee Directors' Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995 SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(g) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(h) Retirement Agreement between the Company and Frederick W. Mackenbach dated November 8, 1995 (filed as Exhibit 10(h) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(i) Employment Retirement and Consulting Agreement between the Company and Donald F. Hastings, dated February 14, 1997, filed herewith.

         10(j) Employment and Retirement Agreement between the Company and David Fullen, dated December 12, 1996, filed herewith.

         10(k)             Employment Agreement between the Company and Anthony
                           A. Massaro dated July 14, 1993, as amended on January 1, 1994 (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).

         10(l) Employment Agreement between the Company and H. Jay Elliott dated June 22, 1993 (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).

         10(m) Employment Agreement between the Company and Frederick G. Stueber dated February 22, 1995 (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).

       Exhibit No.                           Description
       -----------         -----------------------------------------------------

         10(n) The Lincoln Electric Company Employee Savings Plan (filed on Form S-8 Registration Statement of The Lincoln Electric Company, SEC file No. 33-64187 and incorporated herein by reference and made a part hereof).

         10(o) 1995 Lincoln Stock Purchase Plan (filed on Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-64189 and incorporated herein by reference and made a part hereof).

         11                Computation of earnings per share.

         21                Subsidiaries of the Registrant.

         23                Consent of Independent Auditors.

         27                Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

(c) The exhibits which are listed under Item 14 (a) (3) are filed or incorporated by reference herein.

(d) The financial statement schedule which is listed under item 14 (a) (2) is filed hereunder.


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

                                   The Lincoln Electric Company
                                   ------------------------------
                                          (Registrant)


                             By:    /s/  H. JAY ELLIOTT
                                    --------------------
                                    H. Jay Elliott
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1997.

/s/ Donald F. Hastings                              /s/ H. Jay Elliott
------------------------------------                ------------------------------------
Donald F. Hastings, Chairman of                     H. Jay Elliott, Senior Vice President,
the Board                                           Chief Financial Officer and Treasurer
                                                    (principal financial and accounting officer)
/s/ Anthony A. Massaro
------------------------------------
Anthony A. Massaro, President and
Chief Executive Officer
(principal executive officer)

/s/ Harry Carlson                                   /s/ Kathryn Jo Lincoln
------------------------------------                ------------------------------------
Harry Carlson, Director                             Kathryn Jo Lincoln, director

/s/ David H. Gunning                                /s/ Frederick W. Mackenbach
------------------------------------                ------------------------------------
David H. Gunning, Director                          Frederick W. Mackenbach, Director

/s/ Edward E. Hood                                  /s/ Henry L. Meyer III
----------------------------------                  -------------------------------------
Edward E. Hood, Jr., Director                       Henry L. Meyer III, Director

/s/ Paul E. Lego                                    /s/ Lawrence O. Selhorst
------------------------------------                ------------------------------------
Paul E. Lego, Director                              Lawrence O. Selhorst, Director

/s/ Hugh L. Libby                                   /s/ Craig R. Smith
----------------------------------                  ------------------------------------
Hugh L. Libby, Director                             Craig R. Smith, Director

/s/ David C. Lincoln                                /s/ Frank L. Steingass
------------------------------------                ------------------------------------
David C. Lincoln, Director                          Frank L. Steingass, Director

/s/ G. Russell Lincoln
------------------------------------
G. Russell Lincoln, Director














                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
The Lincoln Electric Company

We have audited the consolidated financial statements of The Lincoln Electric Company and subsidiaries listed in the accompanying Index to Financial Statements at Item 14 (a)(1). Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lincoln Electric Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                             ERNST & YOUNG LLP


Cleveland, Ohio
February 10, 1997

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31
                                                                  1996             1995
                                                                 -------         --------
                                                                  (In thousands of dollars)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $ 40,491        $ 10,087
  Accounts receivable (less allowances of $2,878 in 1996;
      $3,916 in 1995)                                             151,287         140,833
  Inventories
    Raw materials and in-process                                   79,100          86,335
    Finished goods                                                 91,555          96,530
                                                                 --------        --------
                                                                  170,655         182,865

  Deferred income taxes                                            10,579           9,738
  Other current assets                                             10,197          13,560
                                                                 --------        --------
TOTAL CURRENT ASSETS                                              383,209         357,083

OTHER ASSETS
  Goodwill                                                         37,440          39,154
  Other                                                            25,311          15,929
                                                                 --------        --------
                                                                   62,751          55,083
PROPERTY, PLANT AND EQUIPMENT
  Land                                                             11,710          12,396
  Buildings                                                       114,640         123,360
  Machinery, tools and equipment                                  335,738         354,855
                                                                 --------        --------
                                                                  462,088         490,611
  Less:  accumulated depreciation                                 260,849         285,017
                                                                 --------        --------
                                                                  201,239         205,594

                                                                 --------        --------
TOTAL ASSETS                                                     $647,199        $617,760
                                                                 ========        ========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31
                                                                                  1996              1995
                                                                               ---------         ---------
                                                                                 (In thousands of dollars,
                                                                                     except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                                       $   2,607         $  28,541
  Trade accounts payable                                                          58,157            53,882
  Salaries, wages and amounts withheld                                            18,983            17,080
  Taxes, including income taxes                                                   36,297            33,160
  Dividend payable                                                                 2,977             2,988
  Other current liabilities                                                       39,976            31,729
  Current portion of long-term debt                                               10,528             1,269
                                                                               ---------         ---------
TOTAL CURRENT LIABILITIES                                                        169,525           168,649
Long-term debt,  less current portion                                             64,148            93,582
Deferred income taxes                                                              3,643             7,063
Other long-term liabilities                                                       18,107            13,021
Minority interest in subsidiary                                                     --               5,499
SHAREHOLDERS' EQUITY
  Common  Shares, without par value -- at stated capital amount:
          Authorized -- 30,000,000 shares;
          Outstanding -- 10,484,247 shares in 1996 and 10,520,987
            shares in 1995                                                         2,097             2,104
  Class A Common Shares (non-voting), without par value -- at stated capital amount:
          Authorized -- 30,000,000  shares;
          Outstanding -- 13,837,697 shares in 1996 and 13,880,171
             shares in 1995                                                        2,768             2,776
  Class B Common Shares, without par value -- at stated capital amount:
          Authorized -- 2,000,000 shares; Outstanding -- 486,772 shares
             in 1996 and  487,117 shares in 1995                                      97                97
  Additional paid-in capital                                                     103,720           102,652
  Retained earnings                                                              290,252           228,555
  Cumulative translation adjustment                                               (7,158)           (6,238)
                                                                               ---------         ---------
                                                                                 391,776           329,946
                                                                               ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 647,199         $ 617,760
                                                                               =========         =========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Year Ended December 31
                                                                        1996             1995                1994
                                                                    ----------        -----------        -----------
                                                                    (In thousands of dollars, except per share data)

Net sales                                                          $ 1,109,144        $ 1,032,398        $   906,604

Cost of goods sold                                                     686,545            634,551            556,259
                                                                   -----------        -----------        -----------

Gross profit                                                           422,599            397,847            350,345

Distribution cost/selling, general & administrative expenses           310,258            289,812            261,681
Restructuring (income)                                                                                        (2,735)
                                                                   -----------        -----------        -----------


Operating income                                                       112,341            108,035             91,399

Other income (expense):
  Interest income                                                        2,832              1,664              1,442
  Other income                                                          10,421              2,231              3,067
  Interest expense                                                      (7,731)           (12,346)           (15,740)
                                                                   -----------        -----------        -----------
                                                                         5,522             (8,451)           (11,231)
                                                                   -----------        -----------        -----------

Income before income taxes                                             117,863             99,584             80,168

Income taxes                                                            43,610             38,109             32,160
                                                                   -----------        -----------        -----------


Net income                                                         $    74,253        $    61,475        $    48,008
                                                                   ===========        ===========        ===========

Per share:
  Net income                                                       $      2.99        $      2.63        $      2.19
                                                                   ===========        ===========        ===========



See notes to these consolidated financial statements.

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    YEAR ENDED DECEMBER 31, 1996, 1995, 1994



                                                       Common Shares      Class A Common Shares  Class B Common Shares
                                                   -------------------    ---------------------  --------------------
(In thousands of dollars, except share data)        Shares      Amount     Shares      Amount      Shares     Amount
------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1994                           10,381,450  $2,076             -       -        499,840     $100
   Net Income
   Cash Dividends Declared - $.38 per share
   Shares Sold to Employees                           107,520      22
   Shares Issued Under Incentive Equity Plan           25,354       5
   Adjustment for the Year
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                         10,514,324   2,103             -       -        499,840      100
   Net Income
   Cash Dividends Declared - $.42 per share
   Shares Issued Under Incentive Equity Plan            2,500
   Stock Dividend                                                        11,016,664  $2,203
   Shares Sold in Public Offering, net of expenses                        2,863,507     573
   Repurchase of Class B Shares                                                                    (12,723)      (3)
   Shares Issued to Non-Employee Directors              4,163       1
   Adjustment for the Year
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                         10,520,987   2,104    13,880,171   2,776        487,117       97
   Net Income
   Cash Dividends Declared - $.48 per share
   Repurchase of Class B Shares                                                                       (345)       -
   Shares Issued to Non-Employee Directors              5,734       1
   Shares Repurchased Under Incentive Equity Plan     (42,474)     (8)      (42,474)     (8)
   Options Issued in Settlement of Litigation
   Adjustment for the Year
------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                         10,484,247  $2,097    13,837,697  $2,768        486,772     $ 97
------------------------------------------------------------------------------------------------------------------------





                                                                                      Cumulative
                                                        Additional      Retained      Translation
(In thousands of dollars, except share data)          Paid-in Capital   Earnings      Adjustment      Total
---------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1994                                 $ 22,926      $ 137,307      $ (18,914)    $  143,495
   Net Income                                                             48,008                        48,008
   Cash Dividends Declared - $.38 per share                               (8,350)                       (8,350)
   Shares Sold to Employees                                 2,063                                        2,085
   Shares Issued Under Incentive Equity Plan                  458                                          463
   Adjustment for the Year                                                                8,432          8,432
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                 25,447        176,965        (10,482)       194,133
   Net Income                                                             61,475                        61,475
   Cash Dividends Declared - $.42 per share                               (9,885)                       (9,885)
   Shares Issued Under Incentive Equity Plan                   99                                           99
   Stock Dividend                                          (2,203)
   Shares Sold in Public Offering, net of expenses         79,296                                       79,869
   Repurchase of Class B Shares                              (111)                                        (114)
   Shares Issued to Non-Employee Directors                    124                                          125
   Adjustment for the Year                                                                4,244          4,244
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                102,652        228,555         (6,238)       329,946
   Net Income                                                             74,253                        74,253
   Cash Dividends Declared - $.48 per share                              (11,931)                      (11,931)
   Repurchase of Class B Shares                                (4)                                          (4)
   Shares Issued to Non-Employee Directors                    136                                          137
   Shares Repurchased Under Incentive Equity Plan            (629)          (625)                       (1,270)
   Options Issued in Settlement of Litigation               1,565                                        1,565
   Adjustment for the Year                                                                 (920)          (920)
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                               $103,720      $ 290,252      $  (7,158)    $  391,776
---------------------------------------------------------------------------------------------------------------


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31
                                                                               1996            1995               1994
                                                                            ---------        --------          ---------
                                                                                       (In thousands of dollars)

OPERATING ACTIVITIES
Net income                                                                  $  74,253        $  61,475        $  48,008
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                            29,488           29,742           27,960
      Deferred income taxes                                                    (3,083)           2,810           31,862
      (Gain) on sale of fixed assets and businesses                            (8,892)            (607)          (1,148)
      Foreign exchange (gain) loss                                                (82)           1,558            4,047
      Provision for restructuring                                                                                (2,735)
      Changes in operating assets and liabilities net of effects from acquisitions:
          (Increase) in accounts receivable                                   (11,167)         (13,082)         (14,003)
          Decrease (increase) in inventories                                    9,591          (25,648)          (6,476)
          Decrease (increase) in other current assets                           4,287           (2,879)          (1,447)
          Increase (decrease) in accounts payable                               2,834           (1,375)           9,929
          Increase (decrease) in other current liabilities                     10,511           11,045          (31,026)
          Gross change in other noncurrent assets and liabilities              (2,095)           1,991            2,458
          Other--net                                                            2,188              426            1,237
                                                                            ---------        ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     107,833           65,456           68,666

INVESTING ACTIVITIES
  Capital expenditures                                                        (39,777)         (48,351)         (37,366)
  Proceeds from sale of property, plant and equipment and businesses           22,375            2,909            5,099
                                                                            ---------        ---------        ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                       (17,402)         (45,442)         (32,267)

FINANCING ACTIVITIES
  Proceeds from the sale of Common Shares and Class A Common Shares                             81,180            2,085
  Short-term borrowings  - net                                                (27,366)          11,749           (8,010)
  Proceeds from long-term borrowings                                            5,461          204,476          317,669
  Repayments on long-term borrowings                                          (25,799)        (309,111)        (351,793)
  Cash dividends paid                                                         (11,942)          (9,100)          (8,106)
  Other                                                                        (1,138)             562              838
                                                                            ---------        ---------        ---------
NET CASH (USED) BY FINANCING ACTIVITIES                                       (60,784)         (20,244)         (47,317)

Effect of exchange rate changes on cash and cash equivalents                      757             (107)             961
                                                                            ---------        ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               30,404             (337)          (9,957)
Cash and cash equivalents at beginning of year                                 10,087           10,424           20,381
                                                                            ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  40,491        $  10,087        $  10,424
                                                                            =========        =========        =========

See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands of dollars except per share data)

                                December 31, 1996

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Lincoln Electric Company and its subsidiaries (the "Company") after elimination of all significant intercompany accounts, transactions and profits.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories cost is determined by the first-in, first-out (FIFO) method. At December 31, 1996 and 1995, approximately 64% and 63%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $53,660 at December 31, 1996 and $55,300 at December 31, 1995.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost and include improvements which significantly extend the useful lives of existing plant and equipment. Depreciation and amortization are computed by both accelerated and straight-line methods over useful lives ranging from 3 to 20 years for machinery, tools and equipment, and up to 50 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur.

The carrying value of property, plant and equipment is reviewed if facts and circumstances indicate a potential impairment of carrying value utilizing relevant cash flow and profitability information.

RESEARCH AND DEVELOPMENT: Research and development costs, which are expensed as incurred, were $19,800 in 1996, $19,736 in 1995 and $18,473 in 1994. Included in
research and development costs for 1996 is $2,040 related to in-process research and development acquired with the purchase of Electronic Welding Systems.

GOODWILL: The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $7,960 and $6,750 in 1996 and 1995, respectively.

The carrying value of goodwill is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred.

TRANSLATION OF FOREIGN CURRENCIES: Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at monthly exchange rates. Translation adjustments are reflected as a component of shareholders' equity.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Transaction gains and losses are included in the consolidated statements of income in distribution cost/selling, general and administrative expenses. The Company recorded transaction losses of $302 in 1996, $1,930 in 1995 and $3,746 in 1994.

FINANCIAL INSTRUMENTS: The Company, on a limited basis, has used forward exchange contracts to hedge exposure to exchange rate fluctuations on certain intercompany loans, purchase and sales transactions and other intercompany commitments. Contracts are written on a short-term basis and are not held for trading or speculation purposes. Gains and losses on all forward exchange contracts are recognized in the consolidated statements of income in the periods the exchange rates change. At December 31, 1996, the Company had $38,103 of outstanding forward exchange contracts.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

NET INCOME PER SHARE: Net income per share is based on the average number of all shares outstanding during the year (24,861,656 in 1996; 23,350,254 in 1995 and 21,939,982 in 1994).

SUPPLEMENTAL EARNINGS PER SHARE: In 1995, the Company sold Class A Common Shares in an underwritten public offering (see Note B). The proceeds of the offering were used to reduce the Company's outstanding indebtedness. Had the proceeds been received and applied to reduce indebtedness as of January 1, 1995 and 1994, net income per share would have been $2.54 for 1995 and $2.06 for 1994.

OTHER: Included in distribution cost/selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus, net of hospitalization costs ($66,681 in 1996; $66,357 in 1995; and $59,559 in 1994).
Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

NOTE B -- RECAPITALIZATION

The Company completed a recapitalization in 1995 that included the authorization of Class A Common Shares, which became a new class of non-voting common shares. The recapitalization included a distribution payable on June 12, 1995, to holders of record of the Company's outstanding voting common shares as of June 5, 1995, of a dividend of one Class A Common Share for each outstanding share of the Company's voting common shares. Retroactive effect has been given to the stock dividend in the computation of all historical per share data prior to June 1995 in these financial statements.

Prior to the recapitalization, the Company had two authorized and outstanding classes of voting common shares. As a result of the recapitalization, the Company's authorized capital consists of two voting classes, the Common Shares, without par value (formerly the "Common Stock"), and the Class B Common Shares, without par value (formerly the "Class A Common Stock"), and one non-voting class, the Class A Common Shares (the new "Class A Common Shares"). The recapitalization included an increase in the total number of authorized

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE B -- RECAPITALIZATION - (Continued)

common shares of all classes from 17 million to 62 million shares consisting of 30 million Common Shares, 30 million Class A Common Shares and 2 million Class B Common Shares.

On June 29, 1995, the Company sold in an underwritten public offering 2,796,914 Class A Common Shares for $28.35 per share, net of the underwriting discount. The closing date for the transaction was July 6, 1995, at which time the Company received the net proceeds of $79,292 which were used to reduce debt of the Company. On August 2, 1995, the Company sold an additional 66,593 Class A Common Shares for $28.35 per share under an over-allotment provision of the Underwriting Agreement and received additional net proceeds of $1,888 which were also used to reduce debt of the Company.

NOTE C -- STOCK PLANS

The Board of Directors terminated The Lincoln Electric Company Employees' Stock Purchase Plan effective March 30, 1995, and in May 1995, the shareholders approved the 1995 Lincoln Stock Purchase Plan ("Purchase Plan"), which provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. In 1996, there were 2,799 Common Shares and 1,443 Class A Common Shares purchased under this plan. There were no purchases during 1995.

The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") provides for the award or sale of Common Shares and Class A Common Shares to officers and other key employees of the Company and its subsidiaries. In 1994, 10,354 common shares were issued under the Incentive Equity Plan and a corresponding number of Class A Common Shares were distributed at the time of the 1995 stock dividend. Additionally in 1994, 15,000 shares of restricted stock (after the stock dividend, 30,000 shares) were issued to two officers of the Company, with scheduled vesting over time which was completed in January 1997. In 1995, 5,000 shares of restricted stock were issued to another officer with vesting over a six-year period.

The Company's Incentive Equity Plan provides for the awarding of stock options at the discretion of the Board of Directors. On October 1, 1996, the Company granted non-qualified options for 139,000 Common Shares and 139,000 Class A Common Shares to key employees. The options are outstanding for a term of ten years from the date of grant and vest ratably over a period of three years from the grant date. All such options remained outstanding at December 31, 1996. The exercise prices of the options were equal to the fair market value of the Common and Class A Shares at the date of grant, $30.00 and $27.25, respectively. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has chosen to continue to record stock-based compensation in accordance with the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which measures compensation expense as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized upon the award of these stock options.

SFAS 123 requires pro forma disclosure of the before- and after-tax cost of stock-based compensation when the instruments are measured at fair value. The pro forma effect on 1996 net income in applying the fair value method was not material.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C -- STOCK PLANS - (Continued)

In 1996, the Company settled a lawsuit over performance awards under the Incentive Equity Plan which resulted in a pre-tax charge of $3,400. The portion of the settlement paid to current employees was made in the form of stock options which were recorded at their estimated fair value. The options granted are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. Options for 79,766 Class A Common Shares were granted at an exercise price of $30.00 per share, and options for 87,824 Class A Common Shares were granted at an exercise price of $34.00 per share. As of December 31, 1996, no options granted under this settlement had been exercised.

At December 31, 1996, there were 810,976 Common Shares and 643,386 Class A Common Shares reserved for future issuance under the Incentive Equity Plan.

The Lincoln Electric Company Employee Stock Ownership Plan (the "ESOP") is a non-contributory profit-sharing plan established to provide deferred compensation benefits for all eligible employees. The cost of the plan is borne by the Company through contributions to an employee stock ownership trust. In May 1989, shareholders authorized 2,000,000 shares of Class B Common Shares (formerly the "Class A Common Stock"), without par value. The Company's Common Shares and Class B Common Shares are identical in all respects, except that holders of Class B Common Shares are subject to certain transfer restrictions and the Class B Common Shares are only issued to the ESOP. In 1996 and 1995, no shares were issued to the ESOP. At December 31, 1996, 1,513,228 authorized but unissued shares are available for future issuance to the ESOP.

The Lincoln Non-Employee Directors' Restricted Stock Plan ("Non-Employee Directors' Plan") was adopted in May 1995. The Non-Employee Directors' Plan provides for distributions of ten thousand dollars worth of Common Shares to each non-employee Director as part of an annual retainer. During 1996 and 1995, 5,734 and 4,163 shares were issued to 14 and 13 non-employee Directors, respectively, under this plan.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D -- SHORT-TERM AND LONG-TERM DEBT

                                                                               December 31,
                                                                           1996            1995
                                                                          -------        -------

Short-term debt:
    Notes payable to banks at interest rates from 3.64% to 10.25%
         (5.36% to 12.50% in 1995)                                        $ 2,607       $28,541
                                                                          =======       =======
Long-term debt:
    Multi-currency Credit Agreement, due December 20, 2000 (5.975%)       $  --         $10,000
    8.73% Senior Note due 2003 (seven equal annual principal
        payments remaining)                                                65,625        75,000
    Other borrowings due through 2023, interest at 2.00% to 12.00%
        (2.00% to 6.20% in 1995)                                            9,051         9,850
                                                                          -------       -------
                                                                           74,676        94,850

    Less current portion                                                   10,528         1,268
                                                                          -------       -------
            Total                                                         $64,148       $93,582
                                                                          =======       =======

In December 1995, the Company entered into a $200 million unsecured, multi-currency Credit Agreement. The terms of the Credit Agreement, which expires December 20, 2000, provide for annual extensions. The interest rate on outstanding borrowings is determined based upon defined leverage rates for the pricing options selected. The interest rate can range from LIBOR plus .20% to LIBOR plus .30% depending upon the defined leverage rate. The agreement also provides for a facility fee ranging from .10% to .15% per annum based upon the daily aggregate amount of the commitment. The Credit Agreement and the 8.73% Senior Note due in 2003 contain financial covenants which require the same interest coverage and funded debt-to-capital ratios.

Maturities of long-term debt for the five years succeeding December 31, 1996 are $10,528 in 1997, $10,183 in 1998, $9,846 in 1999, $9,691 in 2000, $11,247 in
2001 and $23,181 thereafter.

Total interest paid was $7,800 in 1996, $12,606 in 1995 and $17,400 in 1994.
Weighted-average interest rates on notes payable to banks at December 31, 1996 and 1995 were 6.1% and 6.4%, respectively.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E -- INCOME TAXES

The components of income before income taxes were as follows:

                           1996           1995           1994
                         --------       --------       --------

U.S.                     $ 94,951       $ 80,351       $ 70,703
Non-U.S                    22,912         19,233          9,465
                         --------       --------       --------

             Total       $117,863       $ 99,584       $ 80,168
                         ========       ========       ========

Components of income tax expense (benefit) were as follows:

                              1996           1995           1994
                           ---------       --------      ---------

Current:
     Federal               $ 33,484        $ 24,605       $ (8,379)
     Non-U.S                  6,197           5,465          4,143
     State and local          7,012           5,229          4,534
                           --------        --------       --------
                             46,693          35,299            298

 Deferred:
     Federal                 (2,735)          2,576         31,223
     Non-U.S                   (348)            234            639
                           --------        --------       --------
                             (3,083)          2,810         31,862
                           --------        --------       --------

               Total       $ 43,610        $ 38,109       $ 32,160
                           ========        ========       ========

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

                                                                 1996             1995           1994
                                                               --------        ---------       ---------

Statutory rate of 35% applied
   to pre-tax income                                           $ 41,252        $ 34,854        $ 28,059
Effect of state and local income taxes, net of Federal
   tax benefit                                                    4,558           3,399           2,947
Taxes in excess of (less than) the U.S. tax rate on non-
   U.S. earnings, including utilization of net operating
   loss carryforwards                                            (2,663)           (605)            955
Foreign sales corporation                                        (1,220)           (961)           (838)
Other - net                                                       1,683           1,422           1,037
                                                               --------        --------        --------
                                  Total                        $ 43,610        $ 38,109        $ 32,160
                                                               ========        ========        ========

Total income tax payments, net of refunds, were $36,764 in 1996, $22,428 in 1995 and $6,115 in 1994.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E -- INCOME TAXES - (Continued)

At December 31, 1996, the Company's non-U.S. subsidiaries had net operating loss carryforwards of approximately $49,600 which expire in various years from 1997 through 2006, except for $18,025 for which there is no expiration date. Income tax expense for the years 1996, 1995 and 1994 was reduced by $3,467, $2,525 and $1,273, respectively, due to utilization of these net operating loss carryforwards.

Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows:


                                              1996            1995
                                            --------        --------
Deferred tax assets:
  Net operating loss carryforwards          $ 16,106        $ 20,917
  U.S. foreign tax credits                                     1,797
  State income taxes                           2,256             926
  Inventory                                   (1,407)         (1,003)
  Other accruals                               9,346           5,826
  Employee benefits                            5,912           1,983
  Pension obligations                          3,975           2,038
  Other                                       11,965           8,017
                                            --------        --------
                                              48,153          40,501
  Valuation allowance                        (16,161)        (21,955)
                                            --------        --------
                                              31,992          18,546

Deferred tax liabilities:
  Depreciation                               (16,526)        (11,820)
  Pension obligations                         (6,838)         (1,401)
  Other deferred tax liabilities              (1,692)         (2,650)
                                            --------        --------
                                             (25,056)        (15,871)
                                            --------        --------
                 Total                      $  6,936        $  2,675
                                            ========        ========

The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries as such funds are deemed permanently reinvested to finance non-U.S. expansion and meet operational needs on an ongoing basis. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes subject to an adjustment for foreign tax credits and withholding taxes payable to the various non-U.S. countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its calculation; however, unrecognized non-U.S. tax credits and withholding taxes paid upon distribution would be available to reduce some portion of the U.S. liability.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States as well as employees in non-U.S. countries. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a supplemental employee retirement plan for certain key employees.

A summary of the components of total pension expense is as follows:

                                                          1996            1995            1994
                                                        --------        --------       ---------
U.S. Plans:
   Service cost - benefits earned during the year       $  9,417        $  7,375        $  7,155
   Interest cost on projected benefit obligation          23,250          21,847          19,601
   Actual return on plan assets                          (23,169)        (37,696)        (18,795)
   Net amortization and deferral                             266          17,819            (528)
                                                        --------        --------        --------
   Net pension cost of defined benefit plans               9,764           9,345           7,433
   Defined contribution plans                                149             154             258
                                                        --------        --------        --------
       Total U.S. plans                                    9,913           9,499           7,691

Non-U.S. Plans:
  Service cost - benefits earned during the year           1,639           1,476           1,524
  Interest cost on projected benefit obligation            2,477           2,291           2,207
  Actual return on plan assets                            (3,733)         (3,186)           (932)
  Net amortization and deferral                              804             374          (1,717)
                                                        --------        --------        --------
  Net pension cost of defined benefit plans                1,187             955           1,082

  Defined contribution plans                                 690             687             702
                                                        --------        --------        --------

      Total Non-U.S. plans                                 1,877           1,642           1,784
                                                        --------        --------        --------

      Total pension expense                             $ 11,790        $ 11,141        $  9,475
                                                        ========        ========        ========

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS - (Continued)

The funded status of the U.S. and non-U.S. plans at December 31, 1996 and 1995 is as follows:

                                                                            U.S.                             Non-U.S.
                                                                    1996              1995             1996             1995
                                                                  ---------        --------         ---------        ---------

Actuarial present value of accumulated benefit obligations:
  Vested                                                          $ 275,052        $ 261,132        $  32,247        $  26,659
  Nonvested                                                           4,480            9,407            1,249            1,080
                                                                  ---------        ---------        ---------        ---------
                                                                  $ 279,532        $ 270,539        $  33,496        $  27,739
                                                                  =========        =========        =========        =========

Actuarial present value of projected benefit obligations          $ 323,673        $ 309,359        $  36,908        $  31,153
Plan assets at fair value                                           304,017          282,843           41,530           35,270
                                                                  ---------        ---------        ---------        ---------
Plan assets in excess of (less than) projected benefit
  obligations                                                       (19,656)         (26,516)           4,622            4,117
Unrecognized net (gain) loss                                         14,966           16,725           (1,897)          (1,759)
Unrecognized prior service cost                                       9,590           12,651              477              505
Unrecognized transition assets, net of amortization                  (2,214)          (2,581)          (1,226)          (1,359)
Minimum liability                                                      (474)          (1,208)            --               (321)
                                                                  ---------        ---------        ---------        ---------
Prepaid (accrued) pension expense recognized
   in the balance sheet                                           $   2,212        $    (929)       $   1,976        $   1,183
                                                                  =========        =========        =========        =========

Assumptions used in accounting for the defined benefit plans as of December 31, 1996 and 1995 for the U.S. and non-U.S. plans were as follows:

                                                        U.S.                Non-U.S.
                                                       Plans                 Plans
                                                  ---------------       ---------------
                                                  1996       1995       1996       1995
                                                  ----       ----       ----       ----

Weighted-average discount rates                   7.6%       7.5%       7.7%       8.1%
Projected rates of increase in compensation       5.3%       5.5%       4.7%       4.8%
Expected rates of return on plan assets           9.0%       9.0%       8.1%       8.4%

U.S. plan assets consist principally of deposit administration contracts, an investment contract with an insurance company and equity and fixed income securities. Non-U.S. plan assets are invested in non-U.S. insurance contracts and non-U.S. equity and fixed income securities.

The Company does not have, and does not provide for, any postretirement or postemployment benefits other than pensions.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS - (Continued)

The Cleveland, Ohio, area operations have a Guaranteed Continuous Employment Plan covering substantially all employees, which, in general, provides that the Company will provide work for at least 75% of every standard work week (presently 40 hours). This plan does not guarantee employment when the Company's ability to continue normal operations is seriously restricted by events beyond the control of the Company. The Company has reserved the right to terminate this plan effective at the end of a calendar year by giving notice of such termination not less than six months prior to the end of such year.

NOTE G -- INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company's primary business is the design, manufacture and sale, in the U.S. and international markets of arc, cutting and other welding products. The Company also designs, manufactures and sells integral horsepower industrial electric motors. Financial information by geographic areas follows:

                                     United                             Other
                                     States           Europe          Countries       Eliminations        Total
                                   ----------       ---------        ----------       ------------      ----------

1996:
   Net sales to unaffiliated
       customers                   $  752,952       $  219,436       $  136,756       $     --          $1,109,144
   Inter-geographic sales              55,942           10,786            9,219          (75,947)
                                   ----------       ----------       ----------       ----------        ----------
          Total                    $  808,894       $  230,222       $  145,975       $  (75,947)       $1,109,144
                                   ==========       ==========       ==========       ==========        ==========

   Operating income                $   90,271       $    9,993       $   12,431       $     (354)       $  112,341
   Identifiable assets                416,911          183,938           87,808          (41,458)          647,199

1995:
   Net sales to unaffiliated
       customers                   $  711,940       $  201,672       $  118,786       $     --          $1,032,398
   Inter-geographic sales              53,347           15,662            9,092          (78,101)
                                   ----------       ----------       ----------       ----------        ----------
          Total                    $  765,287       $  217,334       $  127,878       $  (78,101)       $1,032,398
                                   ==========       ==========       ==========       ==========        ==========

   Operating income                $   87,044       $   11,350       $   10,246       $     (605)       $  108,035
   Identifiable assets                404,972          188,906           80,594          (56,712)          617,760

1994:
   Net sales to unaffiliated
      customers                    $  641,607       $  156,803       $  108,194       $     --          $  906,604
   Inter-geographic sales              40,876           10,558            7,060          (58,494)
                                   ----------       ----------       ----------       ----------        ----------
         Total                     $  682,483       $  167,361       $  115,254       $  (58,494)       $  906,604
                                   ==========       ==========       ==========       ==========        ==========

   Operating income                $   81,091       $    5,843       $    4,410       $       55        $   91,399
   Identifiable assets                350,012          161,691           75,880          (30,726)          556,857

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE G -- INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION - (Continued)

Intercompany sales between geographic regions are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation.

Export sales (excluding intercompany sales) from the United States were $90,706 in 1996, $81,770 in 1995 and $64,400 in 1994.

NOTE H -- ACQUISITION AND DIVESTITURES

In July 1996, the Company acquired Electronic Welding Systems (EWS), a designer and supplier of welding power supplies and plasma cutting equipment, based in Italy. The acquisition was accounted for as a purchase. The results of operations of EWS, which are not material, are included in the Consolidated Statement of Income from the date of acquisition. The net cost of the acquisition, $5,520, net of cash received, is included in capital expenditures in the Consolidated Statement of Cash Flows for the year ended December 31, 1996.

Also during 1996, the Company sold its Louisiana and Alaska gas distribution businesses for net cash proceeds of $17,343. The Company realized a gain on disposal of these businesses of $8,365 ($5,093 after-tax, or $0.20 per share), which is included in other income. The results of operations from these businesses were not material to the Company for the years ended December 31, 1996, 1995 and 1994.

NOTE I -- FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, short- and long-term debt and forward contracts. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies which require judgment. Accordingly, the use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The total notional value of forward currency exchange contracts at December 31, 1996 was $38,103.

The carrying amounts and estimated fair value of the Company's significant other financial instruments at December 31, 1996 and 1995 were as follows:

                                                              December 31, 1996                 December 31, 1995
                                                          ------------------------           ------------------------
                                                         Carrying             Fair           Carrying            Fair
                                                          Amounts            Value           Amounts            Value
                                                          -------            -----           -------            -----

Cash and cash equivalents                                $ 40,491         $ 40,491          $ 10,087          $ 10,087

Notes payable to banks                                      2,607            2,607            28,541            28,541

Long-term debt (including current portion)                 74,676           77,061            94,850           101,026

Forward contracts                                             214              214              (167)             (167)

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE J -- OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $8,345 in 1996, $8,852 in 1995 and $9,226 in 1994.

At December 31, 1996, total minimum lease payments for noncancelable operating leases are as follows:

                      1997                      $ 6,382
                      1998                        5,681
                      1999                        4,830
                      2000                        3,678
                      2001                        1,742
                      Thereafter                  3,496
                                                -------

                      Total                     $25,809
                                                =======

NOTE K -- CONTINGENCIES

The Company is subject to a variety of civil and administrative proceedings arising out of its normal operations, including those relating to product liability claims, health, safety and environmental claims and employment-related actions. Based on information known to the Company, and subject to the factors and contingencies noted below, management believes the outcome of pending litigation will not have a material adverse effect upon the consolidated financial position of the Company.

The Company has been named as a co-defendant in nine lawsuits in California, all arising from alleged property damage claimed to have been discovered after the Northridge, California, earthquake of January 1994. One case, filed in 1997 as a class action complaint against the Company and at least 100 other unnamed "John Doe" defendants, alleges a certain category of welding electrode manufactured by the Company and others was defective for use in "moment resisting" steel frame buildings in seismically sensitive areas. The complaint claims there may be 1,500 such buildings, with damages (including costs of inspection, retrofitting and repairs, loss of income, and diminution in value) exceeding $1 billion; it also seeks punitive damages. The other eight cases are not pled as class actions, but involve substantially similar allegations with respect to certain similar type buildings in Los Angeles County.

While the ultimate outcome of the earthquake-related litigation described above cannot be determined at this time, management believes the Company has substantial defenses and intends to contest the suits vigorously. The Company believes that it has applicable insurance and that other potential defendants and their respective insurers will be identified as the lawsuits proceed. However, if the Company is unsuccessful in defending or otherwise satisfactorily resolving these lawsuits, and if insurance coverage is unavailable or inadequate, then the litigation could have a material adverse impact on the Company's operating results, financial position and liquidity.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE L -- QUARTERLY FINANCIAL DATA (UNAUDITED)

           1996                   MAR 31         JUN 30         SEP 30         DEC 31
           ----                   ------         ------         ------         ------

Net sales                        $278,712       $284,508       $270,947       $274,977

Gross profit                      106,554        109,757        104,012        102,276

Income before income taxes         26,751         32,121         31,103         27,888

Net income                         16,557         20,223         19,671         17,802

Net income per share             $   0.67       $   0.81       $   0.79       $   0.72


            1995                  MAR 31         JUN 30         SEP 30          DEC 31
            ----                  ------         ------         ------          ------

Net sales                        $263,407       $268,199       $249,525       $251,267

Gross profit                      101,862        107,215         93,530         95,240

Income before income taxes         26,856         27,962         23,473         21,293

Net income                         16,054         17,385         14,710         13,326

Net income per share (a)         $   0.73       $   0.79       $   0.59       $   0.54

(a) - Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1995 does not equal the total computed for the year due to stock transactions which occurred during 1995.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                            (In thousands of dollars)

------------------------------------------------------------------------------------------------------------------------
         COL. A                                     COL. B                   COL. C           COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                          ---------------------------
                                                                               (1)
                                                                             Charged
                                       Balance at         Charged to         to other                          Balance
                                       beginning           costs and         accounts          (2)             at end
         Description                   of period           expenses          describe       Deductions       of  period

------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

Year ended December 31, 1996              $3,916            $   193        $ (127)(1)       $1,104 (3)        $2,878

Year ended December 31, 1995              $4,251            $   944        $  194 (1)       $1,473            $3,916

Year ended December 31, 1994              $6,258            $   995        $  117 (1)       $3,119 (4)        $4,251


(1) -- Currency translation adjustment.

(2) -- Uncollectible accounts written-off, net of recoveries.

(3) -- Includes balance of $363 at the dates of disposition relating to the Alaska and Louisiana gas distribution businesses.

(4) -- Includes $2,480 relating to accounts written off during 1994 in connection with the Company's restructuring activities.

                                INDEX TO EXHIBITS

     Exhibit
      Number                          Description of Exhibit
      ------                          ----------------------

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

       4(a) Note Agreement dated November 20, 1991 between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to form 10-K of The Lincoln Electric Company for the year ended December 31, 1991, SEC File No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated March 18, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated October 31, 1994 (filed as Exhibit 4(a) to Form 10-Q of The Lincoln Electric Company for the period ended September 30, 1994, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); and as further amended by letter dated December 20, 1995 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       4(b) Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

                                INDEX TO EXHIBITS


     Exhibit
      Number                          Description of Exhibit
      ------                          ----------------------

       10(c) The Lincoln Electric Company Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(c) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       10(d) The Lincoln Electric Company Deferred Compensation Plan, as amended (filed as Exhibit 10(d) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       10(e) Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       10(f) Description of Non-Employee Directors' Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       10(g) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       10(h)        Retirement Agreement between the Company and Frederick W.
                    Mackenbach dated November 8, 1995 (filed as Exhibit 10(h) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       10(i) Employment Retirement and Consulting Agreement between the Company and Donald F. Hastings, dated February 14, 1997, filed herewith.

       10(j) Employment and Retirement Agreement between the Company and David Fullen, dated December 12, 1996, filed herewith.

       10(k)        Employment Agreement between the Company and Anthony A.
                    Massaro dated July 14, 1993, as amended on January 1, 1994 (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).

       10(l) Employment Agreement between the Company and H. Jay Elliott dated June 22, 1993 (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).

       10(m)        Employment Agreement between the Company and Frederick G.
                    Stueber dated February 22, 1995 (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).

                                INDEX TO EXHIBITS

     Exhibit
      Number                          Description of Exhibit
      ------                          ----------------------

        10(n) The Lincoln Electric Company Employee Savings Plan (filed on Form S-8 Registration Statement of The Lincoln Electric Company, SEC file No. 33-64187 and incorporated herein by reference and made a part hereof).

        10(o) 1995 Lincoln Stock Purchase Plan (filed on Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-64189 and incorporated herein by reference and made a part hereof).

        11          Computation of Earnings Per Share.

        21          Subsidiaries of the Registrant.

        23          Consent of Independent Auditors.

        27          Financial Data Schedule.