Form 10-Q
period 1997-03-31
LINCOLN ELECTRIC CO
filed 1997-05-09
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the three months ended March 31, 1997           Commission File No. 0-1402

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

                  Yes   X     No
                      -----      -----

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1997 were as follows:

Common Shares..................................................10,488,212
Class A Common Shares..........................................13,837,697
Class B Common Shares .........................................   486,772
                                                               ----------
         Total outstanding shares..............................24,812,681
                                                              ===========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   1997          1996
                                                                 ---------    ---------
Net sales                                                        $ 280,721    $ 278,712
Cost of goods sold                                                 172,958      172,158
                                                                 ---------    ---------
Gross profit                                                       107,763      106,554
Distribution cost/selling, general & administrative expenses        73,410       78,460
                                                                 ---------    ---------
Operating income                                                    34,353       28,094
Other income / (expense):
     Interest income                                                   923          411
     Other income                                                      204          457
     Interest expense                                               (1,623)      (2,211)
                                                                 ---------    ---------
Total other income / (expense)                                        (496)      (1,343)
                                                                 ---------    ---------
Income before income taxes                                          33,857       26,751
Income taxes                                                        12,808       10,194
                                                                 ---------    ---------
Net income                                                       $  21,049    $  16,557
                                                                 =========    =========

Net income per share                                             $    0.85    $    0.67

Cash dividends declared per share                                $    0.15    $    0.12

Average number of shares outstanding (in thousands)                 24,813       24,894


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                                    MARCH 31,  DECEMBER 31,
                                                                      1997         1996
                                                                   ----------   ----------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                      $  72,683    $  40,491
     Marketable securities                                              6,599          109
     Accounts receivable (less allowance for doubtful accounts of
       $2,776 in 1997 and $2,878 in 1996)                             165,349      151,287
     Inventories:
       Raw materials and in-process                                    73,500       79,100
       Finished goods                                                  86,698       91,555
                                                                    ---------    ---------
                                                                      160,198      170,655

     Deferred income taxes                                             10,909       10,579
     Other current assets                                              11,693       10,088
                                                                    ---------    ---------
   TOTAL CURRENT ASSETS                                               427,431      383,209

OTHER ASSETS
   Goodwill - net                                                      36,295       37,440
   Other                                                               22,899       25,311
                                                                    ---------    ---------
                                                                       59,194       62,751
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                11,302       11,710
   Buildings                                                          112,753      114,640
   Machinery, tools and equipment                                     336,648      335,738
                                                                    ---------    ---------
                                                                      460,703      462,088
   Less:  accumulated depreciation                                   (261,838)    (260,849)
                                                                    ---------    ---------
                                                                      198,865      201,239
                                                                    ---------    ---------

TOTAL ASSETS                                                        $ 685,490    $ 647,199
                                                                    =========    =========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1997            1996
                                                                              -----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to banks                                                     $     924    $   2,607
     Trade accounts payable                                                        63,844       58,157
     Salaries, wages and amounts withheld                                          29,334       18,983
     Taxes, including income taxes                                                 46,844       36,297
     Dividend payable                                                               3,721        2,977
     Other current liabilities                                                     44,503       39,976
     Current portion of long-term debt                                             10,407       10,528
                                                                                ---------    ---------
TOTAL CURRENT LIABILITIES                                                         199,577      169,525

Long-term debt, less current portion                                               64,030       64,148
Deferred income taxes                                                               3,497        3,643
Other long-term liabilities                                                        18,035       18,107

SHAREHOLDERS' EQUITY
   Common Shares, without par value -- at stated capital amount:
       Authorized -- 30,000,000 shares;
       Outstanding -- 10,488,212 shares in 1997 and 10,484,247 shares in 1996       2,098        2,097
   Class A Common Shares (non-voting), without par value --
     at stated capital amount:
       Authorized -- 30,000,000 shares;
       Outstanding -- 13,837,697 shares in 1997 and 1996                            2,768        2,768
   Class B Common Shares, without par value -- at stated capital amount:
       Authorized -- 2,000,000 shares;
       Outstanding -- 486,772 shares in 1997 and 1996                                  97           97
   Additional paid-in capital                                                     103,849      103,720
   Retained earnings                                                              307,580      290,252
   Cumulative translation adjustments                                             (16,041)      (7,158)
                                                                                ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                        400,351      391,776
                                                                                ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 685,490    $ 647,199
                                                                                =========    =========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                         1997         1996
                                                                      --------      ---------
OPERATING ACTIVITIES
Net income                                                              $ 21,049    $ 16,557
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         6,877       7,804
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                 (18,200)    (16,035)
       Decrease (increase) in inventories                                  6,642        (226)
       (Increase) decrease in other current assets                        (1,854)        643
       Increase in accounts payable                                        7,282       2,278
       Increase in other current liabilities                              26,741      30,439
       Gross change in other noncurrent assets and liabilities             1,866         670
       Other - net                                                          (186)      2,463
                                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 50,217      44,593

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                             (7,600)     (7,883)
   Purchase of marketable securities                                      (6,500)       --
   Proceeds from sale of property, plant and equipment                       110         380
                                                                        --------    --------
NET CASH (USED) BY INVESTING ACTIVITIES                                  (13,990)     (7,503)

FINANCING ACTIVITIES
   Short-term borrowings - net                                            (1,622)    (25,700)
   Long-term borrowings - net                                               (191)     (5,244)
   Dividends paid                                                         (2,977)     (2,988)
   Other                                                                     130          (9)
                                                                        --------    --------
NET CASH (USED) BY FINANCING ACTIVITIES                                   (4,660)    (33,941)

Effect of exchange rate changes on cash and cash equivalents                 625         773
                                                                        --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                                     32,192       3,922
Cash and cash equivalents at beginning of period                          40,491      10,087
                                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 72,683    $ 14,009
                                                                        ========    ========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - INVENTORY VALUATION

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory calculation.

NOTE C - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at March 31, 1997 include provisions for year-end bonuses and related payroll taxes of $17.6 million. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE D - NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which simplifies the computation of earnings per share (EPS), specifically focusing on the computation of weighted average shares outstanding. SFAS 128 is required to be adopted in the fourth quarter of 1997. The Company expects the adoption of SFAS 128 to result in immaterial changes in the amounts currently reported for weighted average shares outstanding. Accordingly, no impact on EPS is expected.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three month periods ended March 31, 1997 and 1996:

                                                          Three months ended March 31,
                                           ----------------------------------------------------------
(amounts in millions of dollars)                       1997                          1996
                                           --------------------------    ----------------------------
                                             Amount        % of Sales      Amount          % of Sales
                                             ------        ----------      ------          ----------

Net sales                                  $  280.7          100.0%      $  278.7              100.0%
Cost of goods sold                            173.0           61.6%         172.2               61.8%
                                           --------         -------      --------            --------
Gross profit                                  107.7           38.4%         106.5               38.2%
Distribution  cost/selling, general
  and administrative expenses                  73.4           26.2%          78.4               28.2%
                                           --------         -------      --------            --------
Operating income                               34.3           12.2%          28.1               10.0%
Other income                                    0.2            0.1%           0.5                0.2%
Interest expense, net                          (0.7)          (0.2%)         (1.8)              (0.6%)
                                           --------         --------     --------            --------
Income before income taxes                     33.8           12.1%          26.8                9.6%
Income taxes                                   12.8            4.6%          10.2                3.7%
                                           --------        --------      --------            --------
Net income                                 $   21.0            7.5%      $   16.6                5.9%
                                           ========        ========      ========            ========



NET SALES.   Net sales for the quarter ended March 31, 1997 increased $2.0 million or 0.7% to $280.7 million from $278.7 million for the same period last year. Net sales from the Company's U.S. operations totaled $193.2 million for the first three months of 1997, an increase of 1.2% or $2.2 million over the prior year. Prior year U.S. sales include the results of the Company's gas distribution businesses, which were sold during the third quarter of 1996. Excluding the incremental impact of those operations, U.S. sales increased $7.0 million or 3.8% over first quarter 1996. The U.S. sales growth was led by strong growth in export sales, which increased $4.4 million or 19.6% to $26.8 million for the first quarter of 1997, compared with $22.4 last year. Non-U.S. sales were $87.5 million through March 1997, compared to $87.7 million for the first quarter last year. The strengthening U.S. dollar against, principally, European currencies had an overall negative impact on non-U.S. sales of $4.0 million on a year-over-year basis. Excluding the impact of currency changes, non-U.S. sales increased 4.3% from the comparable period in 1996. Both the U.S. and non-U.S. sales increases were achieved through volume growth.

GROSS PROFIT.   Gross profit increased 1.1% or $1.2 million to $107.7 million for the first quarter 1997. Benefiting from higher plant utilization and operating efficiencies, gross profit as a percentage of sales increased to 38.4% for 1997 compared with 38.2% for 1996.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES.   SG&A
expenses decreased $5.0 million or 6.4% to $73.4 million for the first quarter 1997 as compared with 1996. SG&A expenses for 1996 include a $3.4 million charge ($2.1 million after tax, or $0.08 per share) for costs related to a litigation settlement. Excluding these charges, SG&A expenses decreased $1.6 million or 2.1% from the prior year. The effect of exchange rate changes on SG&A expenses was a decrease of approximately $0.9 million. The decline in SG&A expenses as a percentage of sales reflects continuing cost control measures and increased operational efficiencies.

Included in SG&A expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs, of $17.3 million in the first quarter 1997 compared with $17.0 million in the 1996 period. The bonus payout is subject to approval by the Company's Board of Directors during the fourth quarter.

INTEREST EXPENSE, NET.   Interest expense, net was $0.7 million for the quarter
ended March 31, 1997 compared to $1.8 million for the first quarter 1996, a decrease of 61.1%. The decreased net interest expense is a result of lower debt levels and from increased interest income generated from higher balances in cash and cash equivalents.

INCOME TAXES.   Income taxes for the quarter ended March 31, 1997 were $12.8 million on income before income taxes of $33.8 million, an effective rate of 37.8%, as compared with income taxes of $10.2 million on income before income taxes of $26.8 million, or an effective rate of 38.1% for the same period in 1996. The effective tax rate for the year ended December 31, 1996 was 37.0%.

NET INCOME.   Net income increased 27.1% to $21.0 million or $0.85 per share from $16.6 million or $0.67 per share for the first quarter 1996. Net income for the quarter ended March 31, 1996 reflects a charge for a legal settlement amounting to $2.1 million or $0.08 per share, as discussed above. The effect of the strengthening U.S. dollar against other currencies on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities for the quarter ended March 31, 1997 was $50.2 million compared with $44.6 million for the first quarter 1996. Increased earnings and the continuing improvement in the management of working capital has resulted in increased operational cash flow.

Capital expenditures for property, plant and equipment were relatively flat as compared with the same period in 1996 and reflect the Company's continuing emphasis on maintaining and improving capacity and infrastructure.

The Company's ratio of total debt to total capitalization decreased to 15.8% at March 31, 1997 from 16.5% at December 31, 1996.

The Company paid a cash dividend of $3.0 million or $0.12 per share in January 1997.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which simplifies the computation of earnings per share (EPS), including the computation of weighted average shares outstanding. SFAS 128 is required to be adopted in the fourth quarter of 1997. The Company expects the adoption of SFAS 128 to result in immaterial changes in the amounts currently reported for weighted average shares outstanding, and accordingly, no impact on EPS is expected.

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

     - Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 1. Legal Proceedings" within the Company's Annual Report on Form 10-K, as well as the update in this report. While historical litigation costs have not been material to the Company, there can be no assurance that this will remain the case, or that insurance coverage will be adequate.

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

Part II - Other Information

Item 1.  Legal Proceedings

As described in "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for 1996 (Commission File 0-1402), the Company has been named, in filings made on or after May 1996 in the Superior Court of California, as a defendant or co-defendant in lawsuits filed by building owners in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of 1994, and seeking compensatory damages and in some instances punitive damages relating to the sale and use of the E70T-4 category of welding electrode. Several of these cases were removed during the first quarter of 1997 to the Federal District of California, Central District. All but one of the cases, including the PACIFIC DESIGN CENTER case, have now been remanded to state court.

Item 2.  Changes in Securities -- None.

Item 3.  Defaults Upon Senior Securities -- None.

Item 4.  Submission of Matters to a Vote of Security Holders -- None.

Item 5.  Other Information -- None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No.

                  (27)     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  (1) A report on Form 8-K was filed on January 6, 1997 which incorporated a press release by the Company responding to newspaper articles discussing the role of welding electrodes in seismic zone applications.

                  (2) A report on Form 8-K was filed on January 24, 1997 which disclosed certain lawsuits in which the Company was named as a co-defendant arising from property damage claimed to have been discovered after the Northridge, California, earthquake of 1994. The complaints alleged that a certain category of welding electrode manufactured by the Company and other defendants was defective for use in seismic zone building construction. The Company disclosed its intention to vigorously defend against all actions.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE LINCOLN ELECTRIC COMPANY


/s/  H. JAY ELLIOTT
--------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

May 9, 1997