Form 10-Q
period 1997-06-30
LINCOLN ELECTRIC CO
filed 1997-08-12
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the six months ended June 30, 1997         Commission File No. 0-1402


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

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1997 were as follows:

                  Common Shares................................10,770,959
                  Class A Common Shares........................13,837,697
                                                               ----------
                  Total outstanding shares.....................24,608,656
                                                               ==========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------           ----------------------------
                                                     1997                1996               1997               1996
                                                  ---------          ---------           ---------          ---------

Net sales                                          $299,635           $284,508            $580,356           $563,220
Cost of goods sold                                  185,632            174,751             358,590            346,909
                                                   --------           --------            --------           --------
Gross profit                                        114,003            109,757             221,766            216,311
Distribution cost/selling, general &
   administrative expenses                           77,728             77,552             151,138            156,012
                                                   --------           --------            --------           --------
Operating income                                     36,275             32,205              70,628             60,299
Other income/(expense):
     Interest income                                  1,321                895               2,244              1,306
     Other income                                       125                929                 329              1,386
     Interest expense                                (1,681)            (1,908)             (3,304)            (4,119)
                                                   --------           --------            --------           --------
Total other income/(expense)                           (235)               (84)               (731)            (1,427)
                                                   --------           --------            --------           --------
Income before income taxes                           36,040             32,121              69,897             58,872
Income taxes                                         13,389             11,898              26,197             22,092
                                                   --------           --------            --------           --------
Net income                                         $ 22,651           $ 20,223            $ 43,700           $ 36,780
                                                   ========           ========            ========           ========

Net income per share                               $   0.92           $   0.81            $   1.76           $   1.48

Cash dividends declared per share                  $   0.15           $   0.12            $   0.30           $   0.24

Average number of shares outstanding
   (in thousands)                                    24,736             24,870              24,774             24,882



See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                        JUNE 30,      DECEMBER 31,
                                                                          1997           1996
                                                                       ---------       ---------
ASSETS

   CURRENT ASSETS
     Cash and cash equivalents                                         $  57,894       $  40,491
     Marketable securities                                                47,320             109
     Accounts receivable (less allowance for doubtful accounts of
       $2,878 in 1997 and 1996)                                          170,476         151,287
     Inventories:
       Raw materials and in-process                                       69,050          79,100
       Finished goods                                                     93,005          91,555
                                                                       ---------       ---------
                                                                         162,055         170,655

     Deferred income taxes                                                11,026          10,579
     Other current assets                                                 14,595          10,088
                                                                       ---------       ---------
   TOTAL CURRENT ASSETS                                                  463,366         383,209

OTHER ASSETS
   Goodwill - net                                                         35,651          37,440
   Other                                                                  25,767          25,311
                                                                       ---------       ---------
                                                                          61,418          62,751
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                   11,689          11,710
   Buildings                                                             112,097         114,640
   Machinery, tools and equipment                                        337,178         335,738
                                                                       ---------       ---------
                                                                         460,964         462,088
   Less:  accumulated depreciation                                      (262,386)       (260,849)
                                                                       ---------       ---------
                                                                         198,578         201,239
                                                                       ---------       ---------

TOTAL ASSETS                                                           $ 723,362       $ 647,199
                                                                       =========       =========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)


                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1997            1996
                                                                                    ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable to banks                                                         $     738       $   2,607
     Trade accounts payable                                                            60,864          58,157
     Salaries, wages and amounts withheld                                              50,642          18,983
     Taxes, including income taxes                                                     40,830          36,297
     Dividend payable                                                                   3,691           2,977
     Other current liabilities                                                         56,250          39,976
     Current portion of long-term debt                                                 10,310          10,528
                                                                                    ---------       ---------
TOTAL CURRENT LIABILITIES                                                             223,325         169,525

Long-term debt, less current portion                                                   63,905          64,148
Deferred income taxes                                                                   3,479           3,643
Other long-term liabilities                                                            19,114          18,107

SHAREHOLDERS' EQUITY
   Common Shares, without par value -- at stated capital amount: Authorized --
       60,000,000 shares in 1997 and 30,000,000 shares in 1996;
       Outstanding -- 10,770,959 shares in 1997 and 10,484,247 shares in 1996           2,154           2,097
   Class A Common Shares (non-voting), without par value --
     at stated capital amount:
       Authorized -- 60,000,000 shares in 1997 and 30,000,000 shares in 1996;
       Outstanding -- 13,837,697 shares in 1997 and 1996                                2,768           2,768
   Class B Common Shares, without par value -- at stated capital amount:
       Authorized -- none in 1997 and 2,000,000 shares in 1996;
       Outstanding -- none in 1997 and 486,772 shares in 1996                               -              97
   Additional paid-in capital                                                         103,890         103,720
   Retained earnings                                                                  326,539         290,252
   Cumulative translation adjustments                                                 (21,812)         (7,158)
                                                                                    ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                                            413,539         391,776
                                                                                    ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 723,362       $ 647,199
                                                                                    =========       =========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                      1997           1996
                                                                    --------       --------
OPERATING ACTIVITIES
Net income                                                          $ 43,700       $ 36,780
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                    13,965         15,967
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                             (25,545)       (16,570)
       Decrease (increase) in inventories                              2,359         (9,110)
       (Increase) in other current assets                             (5,464)        (8,893)
       Increase in accounts payable                                    5,031          1,529
       Increase in other current liabilities                          54,541         41,323
       Gross change in other noncurrent assets and liabilities          (514)          (858)
       Other - net                                                       (98)         3,054
                                                                    --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             87,975         63,222

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                        (15,739)       (18,443)
   Purchase of marketable securities                                 (47,222)             -
   Proceeds from sale of property, plant and equipment                   706          1,349
                                                                    --------       --------
NET CASH (USED) BY INVESTING ACTIVITIES                              (62,255)       (17,094)

FINANCING ACTIVITIES
   Short-term borrowings - net                                        (1,778)       (26,499)
   Long-term borrowings - net                                           (400)       (10,676)
   Dividends paid                                                     (6,699)        (5,975)
   Other                                                                 128           (550)
                                                                    --------       --------
NET CASH (USED) BY FINANCING ACTIVITIES                               (8,749)       (43,700)

Effect of exchange rate changes on cash and cash equivalents             432          1,726
                                                                    --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                                 17,403          4,154
Cash and cash equivalents at beginning of period                      40,491         10,087
                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 57,894       $ 14,241
                                                                    ========       ========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE C - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at June 30, 1997 include provisions for year-end bonuses and related payroll taxes of $35.6 million. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE D - CHANGES IN CAPITAL STRUCTURE

Effective May 28, 1997, certain changes in the Company's capital structure were implemented. Class B Common Shares were eliminated and the 486,772 outstanding Class B Common Shares were converted into 282,747 Common Shares. Additionally, the authorized capital was increased to 60 million Common Shares and 60 million Class A Common Shares.

NOTE E - NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which simplifies the computation of earnings per share (EPS), specifically focusing on the computation of weighted average shares outstanding. SFAS 128 is required to be adopted in the fourth quarter of 1997. The Company expects the adoption of SFAS 128 to result in immaterial changes in the amounts currently reported for weighted average shares outstanding. Accordingly, no impact on EPS is expected.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. As required by the statement, the Company will begin presenting such information in its financial statements for the year-ending December 31, 1998.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following table sets forth the Company's results of operations for the three and six month periods ended June 30, 1997 and 1996:

                                                        Three months ended June 30,
                                              -----------------------------------------------
(amounts in millions of dollars)                       1997                     1996
                                              ----------------------    ---------------------
                                              Amount      % of Sales    Amount     % of Sales
                                              ------      ----------    ------     ----------
Net sales                                     $299.6        100.0%      $284.5        100.0%
Cost of goods sold                             185.6         61.9%       174.7         61.4%
                                              ------       ------       ------       ------
Gross profit                                   114.0         38.1%       109.8         38.6%
Distribution cost/selling, general and
   administrative expenses                      77.7         26.0%        77.6         27.3%
                                              ------       ------       ------       ------
Operating income                                36.3         12.1%        32.2         11.3%
Other income                                     0.1          0.0%         0.9          0.3%
Interest expense, net                           (0.4)        (0.1%)       (1.0)        (0.3%)
                                              ------       ------       ------       ------
Income before income taxes                      36.0         12.0%        32.1         11.3%
Income taxes                                    13.3          4.4%        11.9          4.2%
                                              ------       ------       ------       ------
Net income                                    $ 22.7          7.6%      $ 20.2          7.1%
                                              ======       ======       ======       ======


                                                          Six months ended June 30,
                                              -----------------------------------------------
(amounts in millions of dollars)                       1997                     1996
                                              ----------------------    ---------------------
                                              Amount      % of Sales    Amount     % of Sales
                                              ------      ----------    ------     ----------
Net sales                                     $580.4        100.0%      $563.2        100.0%
Cost of goods sold                             358.6         61.8%       346.9         61.6%
                                              ------       ------       ------       ------
Gross profit                                   221.8         38.2%       216.3         38.4%
Distribution cost/selling, general and
   administrative expenses                     151.2         26.1%       156.0         27.7%
                                              ------       ------       ------       ------
Operating income                                70.6         12.1%        60.3         10.7%
Other income                                     0.3          0.1%         1.4          0.2%
Interest expense, net                           (1.0)        (0.2%)       (2.8)        (0.5%)
                                              ------       ------       ------       ------
Income before income taxes                      69.9         12.0%        58.9         10.4%
Income taxes                                    26.2          4.5%        22.1          3.9%
                                              ------       ------       ------       ------
Net income                                    $ 43.7          7.5%      $ 36.8          6.5%
                                              ======       ======       ======       ======


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

NET SALES. Net sales for the quarter ended June 30, 1997 increased $15.1 million or 5.3% to $299.6 million from $284.5 million for the same period last year. Net sales from the Company's U.S. operations totaled $203.1 million for the quarter ended June 30, 1997, an increase of 4.8% or $9.2 million over the prior year. 1996 U.S. sales included incremental sales of $5.3 million for the Company's gas distribution businesses, sold during the third quarter of 1996. Sales growth from U.S. operations was due to growth in both domestic and export sales. U.S. export sales increased $3.4 million or 14.6% to $27.0 million for the second quarter of 1997, from $23.6 million last year. Non-U.S. sales increased 6.5% to $96.5 million for the second quarter 1997, compared to $90.6 million last year, despite a decline in the relative strength of foreign currencies against the U.S. dollar. For the second quarter 1997 changes in exchange rates, primarily caused by weakening European currencies, had an overall negative impact on non-U.S. sales of $6.1 million. Company-wide, sales growth was achieved largely through increased volume.

GROSS PROFIT. Gross profit of $114.0 million for the second quarter 1997 increased 3.8% or $4.2 million from the prior year. Gross profit as a percentage of net sales declined to 38.1% compared with 38.6% for the second quarter last year. Margin percentages have been affected by increased product liability defense costs, increases in sales in non-U.S. markets with lower margins and by the incremental loss of higher margin gas distribution sales.


DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $0.1 million to $77.7 million for the second quarter 1997 as compared with 1996. The Company's ongoing efforts at cost reduction and control have resulted in the lower SG&A expense as a percentage of sales.

Included in SG&A expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs, of $18.4 million in the second quarter 1997 compared with $16.6 million in the 1996 period. The bonus payout is subject to approval by the Company's Board of Directors during the fourth quarter.


INTEREST EXPENSE, NET. Interest expense, net was $0.4 million for the quarter ended June 30, 1997 compared to $1.0 million for the second quarter 1996, a decrease of 60.0%. This decrease is a result of lower interest expense on reduced debt levels and higher cash and marketable securities balances which have resulted in increased interest income.


INCOME TAXES. Income taxes for the quarter ended June 30, 1997 were $13.3 million on income before income taxes of $36.0 million, an effective rate of 37.1%, as compared with income taxes of $11.9 million on income before income taxes of $32.1 million, or an effective rate of 37.0% for the same period in 1996. The effective tax rate for the year ended December 31, 1996 was 37.0%.


NET INCOME. Net income increased 12.0% to $22.7 million or $0.92 per share from $20.2 million or $0.81 per share for the second quarter 1996. The effect of the strengthening U.S. dollar against foreign currencies on net income was not significant.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------

NET SALES. Net sales for the six months ended June 30, 1997 increased $17.2 million or 3.0% to $580.4 million from $563.2 million for the same period last year. Net sales from the Company's U.S. operations totaled $396.4 million for the first six months of 1997, an increase of 3.0% or $11.5 million over the prior year. 1996 U.S. sales included incremental sales of $10.1 million for the Company's gas distribution businesses, sold during the third quarter of 1996. U.S. export sales increased 17.1% to $53.8 million for the first half of 1997, compared with $46.0 million in 1996. Non-U.S. sales were $184.0 million for the six months ended June 1997, compared to $178.3 million in 1996, an increase of 3.2%. The strengthening of the U.S. dollar, predominantly against European currencies, had an adverse impact on non-U.S. sales of $10.1 million on a year-over-year basis. Sales increases were primarily due to volume gains.


GROSS PROFIT. Gross profit increased 2.5% or $5.5 million to $221.8 million for the first half of 1997 from $216.3 million in 1996. Margin percentages have been impacted by increased product liability defense costs, increases in sales in non-U.S. markets with lower margins and by the loss of higher margin gas distribution sales.


DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $4.8 million or 3.1% to $151.2 million for the first half of 1997 as compared with 1996. SG&A expenses for 1996 include a $3.4 million charge ($2.1 million after tax, or $0.08 per share) for costs related to a litigation settlement. The exclusion of the gas distribution businesses resulted in a reduction of reported SG&A costs of $4.5 million on a year-over-year basis.

The effect of exchange rate changes served to reduce SG&A expenses by $2.3 million. The decline in SG&A expenses as a percentage of sales reflects continuing cost control initiatives.

Included in SG&A expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs, of $35.7 million in the first half 1997 compared with $33.7 million in the 1996 period.


INTEREST EXPENSE, NET. Interest expense, net was $1.0 million for the six months ended June 30, 1997 compared to $2.8 million for the first half 1996, a decrease of 64.3%. This decrease is a result of lower interest expense on reduced debt levels and higher cash and marketable securities balances resulting in increased interest income.


INCOME TAXES. Income taxes for the six months ended June 30, 1997 were $26.2 million on income before income taxes of $69.9 million, an effective rate of 37.5%, as compared with income taxes of $22.1 million on income before income taxes of $58.9 million, or an effective rate of 37.5% for the same period in 1996. The effective tax rate for the year ended December 31, 1996 was 37.0%.


NET INCOME. Net income increased 18.8% to $43.7 million or $1.76 per share from $36.8 million or $1.48 per share for the first half of 1996. Net income for the six months ended June 30, 1996 reflects a charge for a legal settlement amounting to $2.1 million or $0.08 per share. The effect of the strengthening U.S. dollar against other currencies on net income was not significant.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the six months ended June 30, 1997 increased 39.2% to $88.0 million from $63.2 million for the first six months of 1996. Working capital management and higher earnings has resulted in the improved cash flow.

Capital expenditures for property, plant and equipment decreased $2.7 million as compared with the same period in 1996 due to the timing of joint venture investments being somewhat delayed. The Company continues to invest to maintain and improve capacity and infrastructure as supported by market requirements.

The Company's ratio of total debt to total capitalization decreased to 15.3% at June 30, 1997 from 16.5% at December 31, 1996.

The quarterly dividend, increased to $0.15 per share or $3.7 million, was paid on April 15, 1997. The Company paid a cash dividend of $3.0 million or $0.12 per share in January 1997.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. As required by the statement, the Company will begin presenting such information in its financial statements for the year-ending December 31, 1998.


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

Part II - Other Information

Item 1.  Legal Proceedings

As described in periodic reports previously filed with the Commission, the Company has been named, in filings made on or after May 1996 in the Superior Court of California, as a defendant or co-defendant in lawsuits filed by building owners in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of 1994, and seeking compensatory damages and in some instances punitive damages relating to the sale and use of the E70T-4 category of welding electrode. Substantial discovery has occurred in only one of the cases, SAINT JOHN'S MEDICAL PLAZA v. DILLINGHAM CONSTRUCTION ET. AL., and a trial date for that case has been set for October 7, 1997.


Item 2.  Changes in Securities

On May 28, 1997, the Company amended its Restated Articles of Incorporation to
(1) change each issued and outstanding Class B Common Share into .5809 Common Share and (2) increase the total number of authorized shares to 120,000,000, consisting of 60,000,000 Common Shares and 60,000,000 Class A Common Shares.

The effect of the change in Class B Common Shares into Common Shares was to eliminate the Class B Common Shares and increase the number of Common Shares outstanding.


Item 3.  Defaults Upon Senior Securities -- None.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The Annual Meeting was held on May 27, 1997.

         (b)      No response required.

         (c)      The following matters were voted upon by security-holders:

                  (i) ELECTION OF DIRECTORS: The shareholders voted in favor of electing the following persons as Directors of the Company whose terms end in 2000:

                                             Votes for         Votes Withheld
                                             ---------         --------------

                  David C. Lincoln           9,341,153           101,693
                  G. Russell Lincoln         9,340,392           102,454
                  Henry L. Meyer, III        9,299,049           143,797
                  Frank L. Steingass         9,339,695           103,151


                  (ii) RECAPITALIZATION AMENDMENT: The shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to change the existing class of Class B Common Shares into Common Shares.

                           (a)      Common Shares and Class B Common Shares
                                    voting together as a single class:

                                    Votes For                     8,609,202
                                    Votes Against                   330,251
                                    Shares Abstain                   63,094
                                    Broker Non-Votes                440,299

                           (b) Class B Common Shares voting as a single class:

                                    Votes For                       462,175
                                    Votes Against                    16,116
                                    Shares Abstain                    4,522
                                    Broker Non-Vote                       0


                  (iii) INCREASE IN AUTHORIZED SHARES. The shareholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares from 62,000,000 to 120,000,000, consisting of 60,000,000 Common
                  Shares and 60,000,000 Class A Common Shares.

                  Votes For                                   8,266,716
                  Votes Against                               1,072,386
                  Shares Abstain                                 71,417
                  Broker Non-Votes                               32,327

                  (iv)  AMENDMENTS TO CODE OF REGULATIONS

                  The shareholders approved a proposal to amend Article II and
                  Article III of the Regulations of the Company. The Regulations Amendment provided greater flexibility in fixing the date, place and time of the Annual Meeting of shareholders; limited the persons able to call the meetings of the shareholders, and provided greater flexibility in the calling of special meetings of the Board of Directors.

                  Votes For                                   8,842,686
                  Votes Against                                 344,732
                  Shares Abstain                                180,447
                  Broker Non-Votes                               74,981


                  (vi) APPOINTMENT OF INDEPENDENT AUDITORS: The shareholders ratified the appointment of the firm of Ernst & Young LLP as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 1997.

                  Votes For                                   9,357,446
                  Votes Against                                  53,772
                  Shares Abstain                                 31,628
                  Broker Non-Votes                                    0


Item 5.  Other Information -- None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No        Description
                  ----------        -----------

                  (3)      (i)      Second Restated Articles of Incorporation of
                                    The Lincoln Electric Company

                  (3)      (ii)     Second Restated Code of Regulations of The
                                    Lincoln Electric Company

                  (27)              Financial Data Schedule.

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

August 12, 1997