Form 10-Q
period 1997-09-30
LINCOLN ELECTRIC CO
filed 1997-10-30
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 1997          Commission File No. 0-1402

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

                  Yes   X     No
                     -------     ------

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1997 were as follows:

                  Common Shares.......................................10,770,959
                  Class A Common Shares...............................13,837,697
                                                                     -----------
                  Total outstanding shares............................24,608,656
                                                                     ===========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------       -------------------------------
                                                     1997                1996               1997               1996
                                                     ----                ----               ----               ----

Net sales                                          $291,567           $270,947            $871,923           $834,167
Cost of goods sold                                  181,044            166,935             539,634            513,844
                                                   --------           --------            --------           --------
Gross profit                                        110,523            104,012             332,289            320,323
Distribution cost / selling, general &
   administrative expenses                           77,120             80,304             228,258            236,316
                                                   --------           --------            --------           --------
Operating income                                     33,403             23,708             104,031             84,007
Other income / (expense):
     Interest income                                  1,812                526               4,056              1,832
     Other income                                       197              8,741                 526             10,127
     Interest expense                                (1,636)            (1,872)             (4,940)            (5,991)
                                                   --------           --------            --------           --------
Total other income / (expense)                          373              7,395                (358)             5,968
                                                   --------           --------            --------           --------
Income before income taxes                           33,776             31,103             103,673             89,975
Income taxes                                         12,266             11,432              38,463             33,524
                                                   --------           --------            --------           --------
Net income                                         $ 21,510           $ 19,671            $ 65,210           $ 56,451
                                                   ========           ========            ========           ========

Net income per share                               $   0.87           $   0.79            $   2.64           $   2.27


Cash dividends declared per share                  $   0.15           $   0.12            $   0.45           $   0.36


Average number of shares outstanding
   (in thousands)                                    24,609             24,859              24,719             24,874



See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                     1997               1996
                                                                                -------------       ------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                      $   68,797         $   40,491
     Marketable securities                                                              53,992                109
     Accounts receivable (less allowance for doubtful accounts of
       $3,036 in 1997 and $2,878 in 1996)                                              167,022            151,287
     Inventories:
       Raw materials and in-process                                                     74,829             79,100
       Finished goods                                                                   93,442             91,555
                                                                                      --------           --------
                                                                                       168,271            170,655

     Deferred income taxes                                                              12,136             10,579
     Other current assets                                                               22,879             10,088
                                                                                      --------           --------
   TOTAL CURRENT ASSETS                                                                493,097            383,209

OTHER ASSETS
   Goodwill - net                                                                       35,258             37,440
   Other                                                                                29,950             25,311
                                                                                      --------           --------
                                                                                        65,208             62,751
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                 11,775             11,710
   Buildings                                                                           112,490            114,640
   Machinery, tools and equipment                                                      341,225            335,738
                                                                                      --------           --------
                                                                                       465,490            462,088
   Less:  accumulated depreciation                                                    (267,198)          (260,849)
                                                                                      --------           --------
                                                                                       198,292            201,239
                                                                                      --------           --------

TOTAL ASSETS                                                                          $756,597           $647,199
                                                                                      ========           ========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                      1997                1996
                                                                                  -------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to banks                                                        $       284          $   2,607
     Trade accounts payable                                                             57,802             58,157
     Salaries, wages and amounts withheld                                               67,002             18,983
     Taxes, including income taxes                                                      44,666             36,297
     Dividend payable                                                                    3,691              2,977
     Other current liabilities                                                          59,851             39,976
     Current portion of long-term debt                                                  10,171             10,528
                                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                              243,467            169,525

Long-term debt, less current portion                                                    63,825             64,148
Deferred income taxes                                                                    3,416              3,643
Other long-term liabilities                                                             17,116             18,107

SHAREHOLDERS' EQUITY
   Common Shares, without par value -- at stated capital amount:
       Authorized -- 60,000,000 shares in 1997 and 30,000,000 shares in 1996;
       Outstanding -- 10,770,959 shares in 1997 and 10,484,247 shares in 1996            2,154              2,097
   Class A Common Shares (non-voting), without par value --
     at stated capital amount:
       Authorized -- 60,000,000 shares in 1997 and 30,000,000 shares in 1996;
       Outstanding -- 13,837,697 shares in 1997 and 1996                                 2,768              2,768
   Class B Common Shares, without par value -- at stated capital amount:
       Authorized -- none in 1997 and 2,000,000 shares in 1996;
       Outstanding -- none in 1997 and 486,772 shares in 1996                                -                 97
   Additional paid-in capital                                                          103,697            103,720
   Retained earnings                                                                   344,358            290,252
   Cumulative translation adjustments                                                  (24,204)            (7,158)
                                                                                      --------           --------
TOTAL SHAREHOLDERS' EQUITY                                                             428,773            391,776
                                                                                      --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $756,597           $647,199
                                                                                      ========           ========

See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                       1997                 1996
                                                                                    ----------           ---------
OPERATING ACTIVITIES
Net income                                                                           $  65,210           $  56,451
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                      20,797              23,654
     (Gain) on sale of fixed assets and businesses                                           -              (9,079)
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                               (23,068)            (11,450)
       (Increase) in inventories                                                        (4,845)             (4,783)
       (Increase) in other current assets                                              (13,799)             (8,731)
       Increase (decrease) in accounts payable                                           2,316              (7,922)
       Increase in other current liabilities                                            78,675              63,312
       Gross change in other noncurrent assets and liabilities                          (6,882)              2,483
       Other - net                                                                      (1,053)             (1,794)
                                                                                      --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              117,351             102,141

INVESTING ACTIVITIES
   Capital expenditures                                                                (23,252)            (29,627)
   Purchase of marketable securities                                                   (53,895)                  -
   Proceeds from sale of property, plant and equipment and businesses                      818              19,056
                                                                                      --------            --------
NET CASH (USED) BY INVESTING ACTIVITIES                                                (76,329)            (10,571)

FINANCING ACTIVITIES
   Short-term borrowings - net                                                          (2,214)            (26,808)
   Long-term borrowings - net                                                             (598)            (10,981)
   Dividends paid                                                                      (10,390)             (8,958)
   Other                                                                                  (105)               (275)
                                                                                      --------            --------
NET CASH (USED) BY FINANCING ACTIVITIES                                                (13,307)            (47,022)

Effect of exchange rate changes on cash and cash equivalents                               591               1,837
                                                                                      --------            --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   28,306              46,385
Cash and cash equivalents at beginning of period                                        40,491              10,087
                                                                                      --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 68,797            $ 56,472
                                                                                      ========            ========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

NOTE C - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at September 30, 1997 include provisions for year-end bonuses and related payroll taxes of $54.7 million. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE D - CHANGES IN CAPITAL STRUCTURE

Effective May 28, 1997, certain changes in the Company's capital structure were implemented. Class B Common Shares were eliminated and the 486,772 outstanding Class B Common Shares were converted into 282,747 Common Shares. Additionally, the authorized capital was increased to 60 million Common Shares and 60 million Class A Common Shares.

NOTE E - ACQUISITION AND DIVESTITURES

In July 1996, the Company acquired Electronic Welding Systems (EWS), a designer and supplier of welding power supplies and plasma cutting equipment, based in Italy. The acquisition was accounted for as a purchase. The results of operations of EWS, which have been included in that of the Company beginning in July 1996, were not material. The net cost of the acquisition, net of cash received, of $5.5 million is included in capital expenditures in the Consolidated Statement of Cash Flows for the nine months ended September 30, 1996. Relating to this acquisition, a charge of $2.0 million ($1.2 million after-tax, or $0.05 per share) for acquired in-process research and development was recorded during the third quarter 1996.

Also during the third quarter 1996, the Company sold its gas distribution businesses. Net cash proceeds of $17.4 million were received and are included in cash flows from investing activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 1996. The Company realized a gain on disposal of these businesses of $8.4 million ($5.1 million after-tax, or $0.20 per share), which is included in other income in the Consolidated Statements of Income for the three and nine months ended September 30, 1996. The operational results of these businesses were not material to the Company for the three and nine months ended September 30, 1996.

NOTE F - CONTINGENCIES

The Company is subject to a variety of civil and administrative proceedings arising out of its normal operations, including those relating to product liability claims, health, safety and environmental claims and employment-related actions.

The Company has been named in filings made during or after May 1996 in the Superior Court of California as a defendant or co-defendant in lawsuits filed by building owners in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge, California, earthquake of January 1994. A total of eight such cases remain pending. One of these cases, PACIFIC DESIGN CENTER, was filed in 1997 as a class action complaint against the Company and other unnamed "John Doe" defendants. It alleges that a certain type of welding electrode manufactured by the Company and others was defective for use in "moment resisting" steel frame buildings in seismically sensitive areas. The complaint claims there may be 1,500 such buildings, with damages (including costs of inspection, retrofitting and repairs, loss of income, and diminution of value) exceeding $1 billion; it also seeks punitive damages.

During September 1997, the Company settled one of the individual Northridge actions, SAINT JOHN'S MEDICAL PLAZA v. DILLINGHAM CONSTRUCTION ET. AL., which had been set for trial in October. The Company paid $6.0 million to settle this case. There was no significant effect on results of operations for the third quarter, due to existing reserves and applicable insurance.

The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome of the remaining pending or future earthquake-related cases. The Company's results of operations or cash flows in one or more interim or annual periods could be materially affected by unfavorable results in one or more of the earthquake-related cases. Management believes the Company has substantial defenses and intends to contest such suits vigorously, that the Company has applicable insurance and that other potential defendants and their respective insurers will be identified as the lawsuits proceed. Based on information known to the Company, and subject to the factors and contingencies noted herein, management believes the outcome of the Company's litigation should not have a material adverse effect upon the consolidated financial position of the Company. However, if the Company is unsuccessful in defending or otherwise satisfactorily resolving this litigation, and if insurance coverage is unavailable or inadequate, then the litigation could have a material adverse impact on the Company's financial position.

NOTE G - NEW ACCOUNTING STANDARDS

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

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three and nine month periods ended September 30, 1997 and 1996:

                                                                 Three months ended September 30,
                                             ----------------------------------------------------------------
(amounts in millions of dollars)                        1997                               1996
                                             -----------------------------      -----------------------------
                                             Amount             % of Sales      Amount             % of Sales
                                             ------             ----------      ------             ----------

Net sales                                      $291.6               100.0%        $270.9               100.0%
Cost of goods sold                              181.1                62.1%         166.9                61.6%
                                              -------              ------       -------               ------
Gross profit                                    110.5                37.9%         104.0                38.4%
Distribution  cost / selling,  general
  and administrative expenses                    77.1                26.4%          80.3                29.6%
                                              -------              ------       --------              ------
Operating income                                 33.4                11.5%          23.7                 8.8%
Interest income                                   1.8                 0.6%           0.5                 0.2%
Other income                                      0.2                 0.1%           8.7                 3.2%
Interest expense                                  1.6                 0.6%           1.8                 0.7%
                                              -------              ------       --------              ------
Income before income taxes                       33.8                11.6%          31.1                11.5%
Income taxes                                     12.3                 4.2%          11.4                 4.2%
                                              -------              ------       --------              ------
Net income                                    $  21.5                 7.4%       $  19.7                 7.3%
                                              =======              ======       ========              ======


                                                              Nine months ended September 30,
                                              ---------------------------------------------------------------
(amounts in millions of dollars)                          1997                               1996
                                              ---------------------------       -----------------------------
                                              Amount           % of Sales       Amount             % of Sales
                                              ------           ----------       ------             ----------
Net sales                                     $871.9               100.0%        $834.2               100.0%
Cost of goods sold                             539.6                61.9%         513.9                61.6%
                                             -------              ------        -------              ------
Gross profit                                   332.3                38.1%         320.3                38.4%
Distribution  cost / selling, general
  and administrative expenses                  228.3                26.2%         236.3                28.3%
                                             -------              ------        -------              ------
Operating income                               104.0                11.9%          84.0                10.1%
Interest income                                  4.1                 0.5%           1.8                 0.2%
Other income                                     0.5                 0.1%          10.1                 1.2%
Interest expense                                 4.9                 0.6%           5.9                 0.7%
                                             -------              ------        -------              ------
Income before income taxes                     103.7                11.9%          90.0                10.8%
Income taxes                                    38.5                 4.4%          33.5                 4.0%
                                             -------              ------        -------              ------
Net income                                   $  65.2                 7.5%       $  56.5                 6.8%
                                             =======              ======        =======              ======


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 1996
------------------

NET SALES.   Net sales for the quarter ended September 30, 1997 increased $20.7 million or 7.6% to $291.6 million from $270.9 million for the same period last year. Net sales from U.S. operations totaled $205.0 million for the quarter ended September 30, 1997, an increase of 10.4% or $19.3 million over the prior year. Prior year U.S. results included incremental sales of $4.2 million for gas distribution businesses, sold during the third quarter of 1996. Sales growth from U.S. operations was due to growth in both domestic and export sales. U.S. export sales increased $5.0 million or 21.8% to $27.9 million for the third quarter of 1997, from $22.9 million last year. Non-U.S. sales increased 1.6% to $86.6 million for the third quarter 1997, compared to $85.2 million last year, despite a decline in the relative strength of foreign currencies against the U.S. dollar. For the third quarter of 1997 changes in exchange rates, primarily caused by weakening European currencies, had an overall negative impact on non-U.S. sales of $8.4 million. Company-wide, sales growth was achieved largely through increased volume.

GROSS PROFIT.   Gross profit of $110.5 million for the third quarter 1997
increased 6.3% or $6.5 million from the prior year. Gross profit as a percentage of net sales declined to 37.9% compared with 38.4% for the third quarter last year. Margin percentages have been affected by increased product liability and defense costs, the costs of insurance proceedings, increases in sales in non-U.S. markets with lower margins and by the incremental loss of higher margin gas distribution sales.

The Company paid $6.0 million in September 1997 to settle a lawsuit related to alleged property damage claimed to have been discovered after the 1994 Northridge earthquake. The settlement had no material effect on earnings due to existing reserves and applicable insurance. See NOTE F of the unaudited consolidated financial statements contained herein for further discussion on remaining litigation.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $3.2 million to $77.1 million for the third quarter 1997 as compared with 1996.

Third quarter 1996 SG&A expenses included a $2.0 million charge ($1.2 million after-tax, or $0.05 per share) related to in-process research and development acquired with the purchase of Electronic Welding Systems, and executive retirement and severance costs of $5.5 million ($3.3 million after-tax, or $0.13 per share). The Company's ongoing efforts at cost reduction and control have resulted in the lower SG&A expense as a percentage of sales.

Included in SG&A expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs, of $19.0 million in the third quarter 1997 compared with $16.7 million in the 1996 period. The bonus payout is subject to approval by the Company's Board of Directors during the fourth quarter.

INTEREST INCOME. Interest income increased to $1.8 million for the third quarter 1997 from $0.5 million for the same period last year. The higher interest income is the result of the larger balance of cash and marketable securities.

OTHER INCOME. For the third quarter 1996, other income included an $8.4 million gain ($5.1 million after-tax, or $0.20 per share) on the sale of the Company's gas distribution businesses. The sale of these businesses did not significantly impact operating results for the three months ended September 30, 1996.

INTEREST EXPENSE. As a result of reduced debt levels, interest expense declined 12.6% to $1.6 million for the quarter ended September 30, 1997 compared to $1.8 million for the third quarter 1996.

INCOME TAXES. Income taxes for the quarter ended September 30, 1997 were $12.3 million on income before income taxes of $33.8 million, an effective rate of 36.3%, as compared with income taxes of $11.4 million on income before income taxes of $31.1 million, or an effective rate of 36.7% for the same period in 1996. The effective tax rate for the year ended December 31, 1996 was 37.0%.

NET INCOME. Net income increased 9.3% to $21.5 million or $0.87 per share from $19.7 million or $0.79 per share for the third quarter 1996. The effect of the strengthening U.S. dollar against foreign currencies on net income was not significant.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 1996
------------------

NET SALES.   Net sales for the nine months ended September 30, 1997 increased
$37.7 million or 4.5% to $871.9 million from $834.2 million for the same period last year. Net sales from the Company's U.S. operations totaled $601.3 million for the first nine months of 1997, an increase of 5.4% or $30.7 million over the prior year. Prior year U.S. sales included incremental sales of $14.3 million for gas distribution businesses, sold during the third quarter of 1996. U.S. export sales increased 18.6% to $81.7 million for the first nine months of 1997, compared with $68.9 million in 1996. Non-U.S. sales were $270.6 million for the nine months ended September 1997, compared to $263.6 million in 1996, an increase of 2.7%. The strengthening of the U.S. dollar, predominantly against European currencies, had an adverse impact on non-U.S. sales of $19.0 million on a year-over-year basis. Sales increases were primarily due to volume gains.

GROSS PROFIT. Gross profit increased 3.7% or $12.0 million to $332.3 million through September 30, 1997 from $320.3 million in 1996. Margin percentages have been impacted by increased product liability and defense costs, increases in sales in non-U.S. markets with lower margins and by the loss of higher margin gas distribution sales.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $8.0 million or 3.4% to $228.3 million for the nine months ended September 30, 1997 as compared with 1996. SG&A expenses for 1996 included a $3.4 million charge ($2.1 million after tax, or $0.08 per share) for costs related to a litigation settlement, a $2.0 million charge ($1.2 million after-tax, or $0.05 per share) for acquired in-process research and development, and a $5.5 million charge ($3.3 million after-tax, or $0.13 per share) for executive retirement and severance costs. The exclusion of the gas distribution businesses resulted in a reduction of reported SG&A costs of $6.4 million on a year-over-year basis. The effect of exchange rate changes served to reduce SG&A expenses by $4.5 million. The decline in SG&A expenses as a percentage of sales reflects continuing cost control initiatives.

Included in SG&A expenses are costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs, of $54.7 million through September 30, 1997 compared with $50.4 million in the 1996 period.

INTEREST INCOME. Larger balances of cash and marketable securities has resulted in a 121.4% increase in interest income to $4.1 million for 1997 from $1.8 million for 1996.

OTHER INCOME. For the nine months ended September 30, 1996, other income includes an $8.4 million gain ($5.1 million after-tax, or $0.20 per share) from the sale of gas distribution businesses. The sale of these businesses did not significantly impact operating results for the nine months ended September 30, 1996.

INTEREST EXPENSE. Interest expense declined 17.5% to $4.9 million for the nine months ended September 30, 1997 compared to $5.9 million for 1996. This decrease is a result of lower debt levels.

INCOME TAXES. Income taxes for the nine months ended September 30, 1997 were $38.5 million on income before income taxes of $103.7 million, an effective rate of 37.1%, as compared with income taxes of $33.5 million on income before income taxes of $90.0 million, or an effective rate of 37.2% for the same period in 1996. The effective tax rate for the year ended December 31, 1996 was 37.0%.

NET INCOME. Net income increased 15.5% to $65.2 million or $2.64 per share from $56.5 million or $2.27 per share for 1996. The effect of the strengthening U.S. dollar against other currencies on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the nine months ended September 30, 1997 increased 15.0% to $117.4 million from $102.1 million for the first nine months of 1996. Improved working capital management and higher earnings has resulted in the improved cash flow.

Capital expenditures for the nine months ended September 30, 1997 decreased $6.3 million as compared with the same period in 1996 due to the timing of acquisitions and joint venture investments. Capital expenditures for 1996 include the $5.5 million acquisition of Electronic Welding Systems. The Company continues to invest to maintain and improve capacity and infrastructure as supported by market requirements. Included in net cash used by investing activities for 1996 are the net cash proceeds of $17.4 million from the sale of the gas distribution businesses.

The Company's ratio of total debt to total capitalization decreased to 14.8% at September 30, 1997 from 16.5% at December 31, 1996.

Dividends paid through September 30, 1997 were $0.42 per share or $10.4 million. A dividend of $0.15 per share or $3.7 million was paid on October 15, 1997.


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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 1. Legal Proceedings" within the Company's Annual Report on Form 10-K for the year ending December 31, 1996, as well as the update in this report. While product liability costs have not generally been material to the Company's results of operations, they have increased recently, particularly as a result of litigation relating to the 1994 Northridge earthquake. See NOTE F of the unaudited consolidated financial statements contained herein for further discussion on remaining litigation.

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

Part II - Other Information

Item 1.  Legal Proceedings

During September 1997, the Company settled one individual lawsuit relating to the 1994 Northridge earthquake, SAINT JOHN'S MEDICAL PLAZA v. DILLINGHAM CONSTRUCTION ET. AL., which had been set for trial in October. Included in the terms of the court approved settlement is a Company payment of $6.0 million. The case remains pending against a number of co-defendants.

To assist management on a current basis as it makes strategic decisions relating to the Northridge litigation, the Board of Directors established a special committee of the Board during the third quarter of 1997.

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

October 30, 1997