Form 10-K405
period 1997-12-31
LINCOLN ELECTRIC CO
filed 1998-03-05
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997 Commission File No. 0-1402

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by non-affiliates as of February 28, 1998 was $306,872,551 (affiliates, for this purpose, have been deemed to be Directors of the Company, and certain significant shareholders).

The number of shares outstanding of the registrant's classes of common stock as of February 28, 1998 were as follows:

                  Common Shares...................................10,773,834
                  Class A Common Shares...........................13,838,363
                                                                  ----------
                           Total outstanding shares...............24,612,197
                                                                  ==========

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on April 30, 1998 are hereby incorporated by reference into Part III.
                                      1

PART I

Item 1. Business
        --------

As used in Item 1 of this report, the term "Company", except as otherwise indicated by the context, means The Lincoln Electric Company and its subsidiaries. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. The Company is a full-line manufacturer of welding and cutting products and integral horsepower industrial electric motors. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. Sales of welding products accounted for 93% of the Company's net sales in 1997.

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

The Company's products are sold in both domestic and international markets. In the domestic market, they are sold directly by the Company's own sales organization as well as by distributors. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors, agents, dealers and product users that operate in more than eighty-six countries. The Company has manufacturing facilities located in the United States, Australia, Canada, Mexico, England, France, Indonesia, Ireland, Italy, the Netherlands, Norway and Spain. In addition, the Company is adding manufacturing capacity in China and the Philippines. See Note G to the consolidated financial statements with respect to geographic area information.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company's business is not seasonal.

Conditions in the arc welding industry are highly competitive. The Company believes that it is one of the world's largest manufacturers of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue strategies to heighten its competitiveness in international markets. Competition in the electric arc welding industry is on the basis of price, brand preference, product quality and performance, warranty, delivery, service and technical support. All of these factors have contributed to the Company's position as one of the leaders in the industry.

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

Research activities relating to the development of new products and the improvement of existing products in 1997 were all Company-sponsored. These activities were primarily related to the development of new products. The number of professional employees engaged full-time in these research activities was
234. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 1997 was approximately 6,100.

The table below sets forth consolidated net sales by product line for the most recent three years:

             (IN THOUSANDS OF DOLLARS)                      1997                  1996               1995
                                                         ----------            ----------          ----------

Arc Welding and Other Welding Products                   $1,082,054            $1,031,271         $   956,642
                                                                 93%                   93%                 93%
All Other                                                    77,013                77,873              75,756
                                                                  7%                    7%                  7%
                                                         ----------            ----------          ----------
                                                         $1,159,067            $1,109,144          $1,032,398
                                                         ==========            ==========          ==========

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

In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States and 13 manufacturing locations in 11 foreign countries, the locations of which are as follows:

         United States:        Gainesville, Georgia; Monterey Park, California.
         Australia:            Sydney.
         Canada:               Toronto.
         England:              Sheffield.
         France:               Grand-Quevilly.
         Indonesia:            Cikarang.
         Ireland:              Rathnew.
         Italy:                Pianoro; Milano; Celle Ligure.
         Mexico:               Mexico City.
         Netherlands:          Nijmegen.
         Norway:               Andebu.
         Spain:                Barcelona.

In addition, the Company is in the process of establishing manufacturing joint ventures in China and the Philippines.

All property relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities is owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to lease commitments. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 1997, $5.1 million of indebtedness was secured by property, plant and equipment.

Item 3.   Legal Proceedings
          -----------------

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

The Company has been named a defendant or co-defendant in sixteen lawsuits filed against the Company on or after May 1996 in the Superior Court of California filed by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994 and in one lawsuit in which claimed damage was discovered before that earthquake. Nine of the cases have been reported previously. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode.

One of the previously reported cases, PACIFIC DESIGN CENTER and AUTOMOBILE CLUB OF CALIFORNIA V. THE LINCOLN ELECTRIC COMPANY, had been filed as a class action by two building owners, purportedly on behalf of themselves and other building owners in Los Angeles County, and sought damages said to be in excess of $1 billion. On January 30, 1998, the Los Angeles County Superior Court entered an order dismissing the class allegations. The lawsuit remains pending as to the two individual plaintiffs.

Previously reported coverage litigation between the Company and St. Paul Fire and Marine Insurance Company relating to defense costs for the Los Angeles County building litigation was dismissed in early 1998 after the parties reached a satisfactory agreement.

The Company is co-defendant in fourteen cases involving twenty-four plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums.

The Company is also one of several co-defendants in a case alleging that exposure to welding fumes generally impaired the respiratory system of seven plaintiffs. The plaintiffs seek compensatory and punitive damages for unspecified sums.

Claims pending against the Company alleging asbestos induced illness total approximately 15,500; in each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. In early 1998, plaintiffs agreed to voluntarily dismiss over 3,700 asbestos claims in West Virginia, previously reported as pending.

The Company, together with hundreds of other co-defendants, is a defendant in state court in Morris County, Texas, in litigation on behalf of 2,860 claimants, all prior employees of a local pipe fabricator, alleging that occupational exposures caused a wide variety of illnesses. The plaintiffs seek compensatory and punitive damages of unspecified sums.

Defense and indemnity costs of the Company in product liability cases involving injuries allegedly resulting from exposure to fumes and gases in the welding environment may be affected by the outcome of pending litigation with the St. Paul Fire and Marine Insurance Company, in which St. Paul Fire and Marine Insurance Company and the Company disagree about the allocation among various liability insurance policies of defense and indemnity costs of welding fume cases. The dispute, LINCOLN ELECTRIC V. ST. PAUL FIRE AND MARINE INSURANCE COMPANY, ET. AL., is proceeding in U.S. District Court for the Northern District of Ohio. Trial is set for March, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters
        ------------------------------------------------------------------------

The Company's Common Shares (LECO) and Class A Common Shares (LECOA) are traded on the Nasdaq Stock Market. The number of record holders of Common Shares and Class A Common Shares at December 31, 1997 was 2,342 and 2,284, respectively.

Quarterly high and low stock prices and dividends declared for the last two years were:


                                         1997
                    ---------------------------------------------------
                           LECO               LECOA           Dividends
                     High      Low       High        Low      Declared
                     ----      ---       ----        ---      --------

March 31            $37.25    $31.50    $33.00     $28.50       $0.15
June 30              41.38     33.00     39.00      31.75        0.15
September 30         42.13     35.25     42.00      35.75        0.15
December 31          42.38     37.50     41.75      35.25        0.20

                                          1996
                    ----------------------------------------------------
                           LECO                LECOA           Dividends
                     High       Low       High        Low      Declared
                     ----       ---       ----        ---      --------

March 31            $27.00     $23.25    $27.50     $22.25       $0.12
June 30              35.75      26.00     30.50      26.75        0.12
September 30         35.25      29.25     31.25      24.50        0.12
December 31          33.50      27.50     31.25      26.25        0.12

-----------------
  Source:  The Nasdaq Stock Market

Item 6.   Selected Financial Data
          -----------------------

                                                                        Year Ended December 31
                                           ---------------------------------------------------------------------------------
                                                 1997             1996              1995             1994          1993
                                           -------------     -------------     -------------    -------------  -------------
                                                           (In thousands of dollars, except per share data)

Net sales                                  $   1,159,067     $   1,109,144     $   1,032,398    $     906,604  $     845,999
Income (loss) before cumulative effect
  of accounting change                     $      85,414     $      74,253     $      61,475    $      48,008  $     (40,536)
Cumulative effect of change in
  accounting for income taxes                                                                                          2,468
                                           -------------     -------------     -------------    -------------  -------------
Net income (loss)                          $      85,414     $      74,253     $      61,475    $      48,008  $     (38,068)
                                           =============     =============     =============    =============  =============

Basic earnings per share:
Income (loss) before cumulative effect
  of accounting change                     $        3.46     $        2.99     $        2.63    $        2.19  $       (1.87)

Cumulative effect of change in
  accounting for income taxes                                                                                           0.12
                                           -------------     -------------     -------------    -------------  -------------
Net income (loss)                          $        3.46     $        2.99     $        2.63    $        2.19  $       (1.75)
                                           =============     =============     =============    =============  =============

Diluted earnings per share:
Income (loss) before cumulative effect
  of accounting change                     $        3.45     $        2.99     $        2.63    $        2.19  $       (1.87)

Cumulative effect of change in
  accounting for income taxes                                                                                           0.12
                                           -------------     -------------     -------------    -------------  -------------
Net income (loss)                          $        3.45     $        2.99     $        2.63    $        2.19  $       (1.75)
                                           =============     =============     =============    =============  =============

Cash dividends declared                    $        0.65     $        0.48     $        0.42    $        0.38  $        0.36
                                           =============     =============     =============    =============  =============
Total assets                               $     712,190     $     647,199     $     617,760    $     556,857  $     559,543
                                           =============     =============     =============    =============  =============
Long-term debt                             $      54,360     $      64,148     $      93,582    $     194,831  $     216,915
                                           =============     =============     =============    =============  =============

Net income for the years ended December 31, 1994 and 1993 included after-tax restructuring (income) expenses of $(2.7) million and $40.9 million, respectively.

The earnings per share amounts presented above comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128 see Note A to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

GENERAL

The Company is one of the world's largest designers and manufacturers of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding products which represented 93% of the Company's 1997 net sales. The Company also manufactures a broad line of integral horsepower industrial electric motors.

For the fourth consecutive year, in 1997, the Company reported its highest net sales and net income in its history. Excluding unusual charges in 1996, net income grew at a rate of almost three times sales growth. This was due to increased sales volumes, continued cost control programs and decreased net interest costs. Consolidated net sales increased 4.5% over 1996 to $1.159 billion. In 1996, net sales included $14.3 million of incremental sales related to industrial gas businesses sold in 1996. Net income increased 15.0% to $85.4 million or $3.46 per share (basic). Sales growth and market share gains were experienced both in the U.S. and abroad. While non-U.S. sales grew slightly in U.S. dollar terms, local currency sales rose 9.0% over 1996.

During October 1997, the Company began operations at its new electrode plant in Indonesia. In 1998, additional electrode manufacturing facilities are planned to be operational in China and the Philippines. The Company believes that the high quality of its products, advanced engineering expertise and strong distributor network, coupled with its large technically trained sales force, has enabled the Company to continue to be a key participant in the global marketplace.

The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. With highly competitive conditions in the welding industry, the Company will continue to emphasize its status as a single source supplier, which it believes is most capable of meeting the broadest range of its customers' welding needs.

Research and development expenditures were $16.5 million in 1997 compared with $17.8 million in 1996 excluding a $2.0 million charge for acquired in-process research and development. Expenditures were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company's leadership position and to introduce new products at an appropriate rate to sustain future growth.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations for the years ended December 31, 1997, 1996 and 1995:

                                                                  Year ended December 31,
(Dollars in millions)                          1997                         1996                        1995
                                       -----------------------      ----------------------      ----------------------
                                       Amount       % of Sales      Amount      % of Sales        Amount      % of Sales
                                       ------       ----------      ------      ----------        ------      ----------
Net Sales                             $1,159.1          100.0%     $1,109.1         100.0%       $1,032.4       100.0%

Cost of Goods Sold                       718.4           62.0%        686.5          61.9%          634.6        61.5%
                                      --------          -----      --------         -----        --------       -----
  Gross Profit                           440.7           38.0%        422.6          38.1%          397.8        38.5%

Distribution Cost/Selling
  General & Admin. Expense               305.8           26.4%        310.3          28.0%          289.8        28.0%
                                      --------          -----      --------         -----        --------       -----

Operating Income                         134.9           11.6%        112.3          10.1%          108.0        10.5%

Interest Income                            5.9            0.5%          2.9           0.3%            1.7         0.2%
Other Income                               0.7            0.1%         10.4           0.9%            2.2         0.2%
Interest (Expense)                        (6.3)          (0.5%)        (7.7)         (0.7%)         (12.3)       (1.2%)
                                      --------          -----      --------         -----        --------       -----

Income Before Income Taxes               135.2           11.7%        117.9          10.6%           99.6         9.7%

Income Taxes                              49.8            4.3%         43.6           3.9%           38.1         3.7%
                                      --------          -----      --------         -----        --------       -----

Net Income                            $   85.4            7.4%     $   74.3           6.7%       $   61.5         6.0%
                                      ========          =====      ========         =====        ========       =====

1997 COMPARED TO 1996

Net Sales. Net sales for 1997 increased 4.5% to $1,159.1 million from $1,109.1 million in 1996. Third party sales from U.S. operations increased by 6.2% to $799.5 million from $753.0 million in 1996. U.S. sales for 1996 included $14.3 million of incremental sales related to industrial gas businesses which were sold during 1996. For continuing businesses, U.S. sales increased 8.2% over 1996. Included in U.S. sales were international export sales of $105.5 million for 1997, which increased $14.8 million or 16.3% from $90.7 million in 1996. Non-U.S. third party sales increased 1.0% to $359.6 million from $356.1 million in 1996. Net sales increases in all international regions were primarily volume driven. The weakening of foreign currencies against the U.S. dollar reduced non-U.S. sales by $28.6 million or 7.4%. Non-U.S. and export sales for 1997 amounted to 40.1% of the Company's total sales.

U.S. third party sales benefited from the strong U.S. economy, the second year of the SourceOne distributor incentive program and continued growth in export sales principally to the Russia, Africa and Middle East and Latin American regions.

Gross Profit. Gross profit improved to $440.7 million in 1997 from $422.6 million in 1996. Gross profit as a percentage of sales was 38.0% in 1997 compared with 38.1% in 1996. In the U.S., gross margins have benefited from improved volume efficiencies. However, increased product liability and defense costs and the absence of higher margin gas sales have caused U.S. margins to decline slightly from 1996. Product liability costs increased in 1997 as a result of the costs of defense and settlement of litigation. See "Item 3. Legal Proceedings". Gross profit as a percentage of sales improved for the European operations due to a more favorable product mix, product line rationalization and higher capacity utilization. Lower export sales from Australia due to the economic difficulties in Asia have negatively impacted margins.

Distribution Cost/Selling, General and Administrative (SG&A) Expenses. Distribution cost/selling, general and administrative expenses were $305.8 million in 1997, or 26.4% of sales, as compared to $310.3 million, or 28.0% of sales in 1996. SG&A expenses in 1997 included non-recurring charges of $3.5 million ($2.1 million after-tax, or $0.09 per share (basic and diluted)) principally relating to asset write-downs and redundancy costs in Europe. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs. SG&A expenses for 1996 include net non-recurring charges of $10.9 million ($6.6 million after-tax, or $0.26 per share (basic and diluted)). The SG&A increase over 1996 (excluding non-recurring charges) is principally the result of higher distribution and freight costs and higher bonus expense. Increases in distribution and freight costs were in line with higher sales volumes. The exclusion of the gas distribution businesses incrementally reduced SG&A expenses by $6.4 million from 1996. Lower SG&A costs for non-U.S. operations were achieved through tighter cost controls. In addition, the strengthening U.S. dollar reduced SG&A costs for non-U.S. operations by $8.3 million.

Interest Income. Increased available cash for investment resulted in interest income increasing $3.0 million or 107.5% from 1996.

Other Income. Other income in 1996 included a gain of $8.4 million ($5.1 million after-tax, or $0.20 per share (basic and diluted)) relating to the sale of the Company's gas distribution businesses.

Interest Expense. Interest expense decreased $1.4 million or 17.9% to $6.3 million in 1997. The decline reflects lower debt levels from annual debt payments.

Income Taxes. Income taxes in 1997 were $49.8 million on income before income taxes of $135.2 million, an effective rate of 36.8%, as compared with income taxes of $43.6 million in 1996 on income before income taxes of $117.9 million or an effective tax rate of 37.0%. The decrease in the effective tax rate reflects the utilization of non-U.S. tax loss carryforwards.

Net Income. Net income for 1997 was $85.4 million as compared with net income of $74.3 million in 1996, or an increase of 15.0%. The net effect of the non-recurring items reduced 1996 net income by $1.5 million or $0.06 per share (basic and diluted).

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

Non-U.S. third party sales increased in the Canadian, European, and Australian markets. Both non-U.S. and export sales were improved through increased regional sales focus and amounted to 40.3% of the Company's sales in 1996.

Gross Profit. Gross profit improved to $422.6 million in 1996 from $397.8 million in 1995. Gross profit as a percentage of sales was 38.1% in 1996. U.S. gross profit as a percentage of sales showed a slight improvement as start-up costs associated with the new motor facility tapered off. In addition, cost-control programs and manufacturing efficiencies offset increased labor and product liability defense costs. Non-U.S. gross profit as a percentage of sales was negatively affected by market penetration strategies in developing markets, as well as competitive pressures in the European and Australian markets.

Distribution Cost/Selling, General and Administrative (SG&A) Expenses. Distribution cost/selling, general and administrative expenses were $310.3 million in 1996 as compared to $289.8 million in 1995; or 28.0% of sales in both years. SG&A expenses for 1996 include non-recurring charges of $3.4 million ($2.1 million after-tax, or $0.08 per share (basic and diluted)) for the costs of settling a class action lawsuit over performance awards under the Company's 1988 Incentive Equity Plan; a $2.0 million charge ($1.2 million after-tax, or $0.05 per share (basic and diluted)) for acquired in-process research and development relating to the acquisition of Electronic Welding Systems; and a $5.5 million charge ($3.3 million after-tax, or $0.13 per share (basic and diluted)) for executive retirement and severance costs. SG&A expenses for 1995 were affected by the devaluation of the Mexican peso resulting in a charge to operations without tax benefit of approximately $2.3 million ($0.10 per share (basic and diluted)) and a charge for $4.0 million ($2.5 million after-tax, or $0.11 per share (basic and diluted)) for severance costs for retiring executives. Excluding the one-time charges described above, SG&A expenses were 27.0% of sales in 1996 compared with 27.5% in 1995. The decrease in SG&A as a percentage of sales was principally a result of cost-control programs to maintain costs in certain areas while increasing sales volume. The increase in SG&A expenses was attributable to higher freight costs on higher sales volume, incremental promotional costs associated with the SourceOne distributor program and higher wage and salary costs. Included in SG&A expenses were the costs related to the Company's discretionary employee bonus program, net of hospitalization costs.

Other Income. Other income includes a gain of $8.4 million ($5.1 million after-tax, or $0.20 per share (basic and diluted)) relating to the sale of the Company's gas distribution businesses. The impact of this sale on future operations is not significant.

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

Net Income. Net income for 1996 was $74.3 million as compared with net income of $61.5 million in 1995, or an increase of 20.8%. The net effect of the non-recurring items as described above reduced 1996 net income by $1.5 million or $0.06 per share (basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company reduced its debt levels by 14.2% from $77.3 million at December 31, 1996 to $66.3 million at December 31, 1997. Total debt to total capitalization improved to 13.2% at December 31, 1997 from 16.5% at December 31, 1996. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations and, if necessary, borrowings under its existing credit facilities. Initial capital for planned joint ventures in the Asia Pacific region will be funded by available cash provided from operations.

Cash provided from operations was $88.9 million in 1997, a decline of $18.9 million from $107.8 million in 1996. The demands of increased sales volume has led to an expansion of inventory and trade receivable levels from those of 1996.

Capital expenditures during 1997 were $37.3 million, a 6.2% reduction from 1996. Capital expenditures for 1996 included the $5.5 million acquisition of Electronic Welding Systems based in Italy. Capital spending for 1997 was for plant modernization in the U.S. and for expanded capacity in Canada, Latin America and Asia. The Company expects to continue to add capacity and modernize facilities selectively in both the domestic and international markets.

Cash flows from investing activities for 1997 includes $21.9 million in net purchases of marketable securities and other investments. For 1996, cash flows from investing activities included the net cash proceeds of $17.4 million from the sale of the gas distribution businesses during the third quarter 1996.

A total of $14.1 million in dividends was paid during 1997. In November 1997, the quarterly dividend was increased from $0.15 per share to $0.20 per share. This dividend was paid in January 1998.

NEW ACCOUNTING PRONOUNCEMENTS

The earnings per share (EPS) amounts disclosed in this Annual Report comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), which was adopted in December 1997. SFAS 128 requires the presentation of two earnings per share amounts: basic earnings per share and diluted earnings per share. Basic earnings per share uses only the actual number of weighted average shares outstanding for the denominator of the EPS calculation. Basic EPS is calculated the same as the previous EPS amounts historically disclosed by the Company. Diluted EPS includes the dilutive effect of employee stock options, which are the Company's only type of dilutive security. Previously, the Company was not required to incorporate stock options into EPS calculations because the dilutive effect was not material. SFAS 128 requires presentation of diluted EPS without regard to materiality. The dilutive effect of employee stock options resulted in diluted EPS of $3.45 for 1997 compared with basic EPS of $3.46. Stock options did not have a dilutive impact on EPS for 1996 or any other prior period presented.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. As required by the statement, the Company will begin presenting such information in its 1998 financial statements.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new standards for disclosure of changes in equity that are not related to shareholder transactions. Such items are termed other comprehensive income, and would include foreign currency translation adjustments and minimum pension liability adjustments. Items of other comprehensive income are to be disclosed in one of three formats: 1) below the total for net income in the income statement, 2) in a separate financial statement, or 3) in the statement of changes in shareholders' equity. As required by the statement, the Company will begin presenting such information in its 1998 financial statements.

RECAPITALIZATION

Effective May 28, 1997, certain changes in the Company's capital structure were implemented. Class B Common Shares were eliminated and the 486,772 outstanding Class B Common Shares were converted into 282,747 Common Shares. Additionally, the authorized capital was increased to 60 million Common Shares and 60 million Class A Common Shares.

The Company completed its recapitalization in 1995 which included the authorization of Class A Common Shares, a new class of non-voting common shares. The recapitalization included a distribution payable on June 12, 1995, to holders of record of the Company's outstanding voting common shares as of June 5, 1995, of a dividend of one Class A Common Share for each outstanding share of the Company's voting common shares. Prior to the adoption of the recapitalization, the Company had two authorized and outstanding classes of voting common shares. As a result, the Company's authorized capital consisted of two voting classes, the Common Shares, without par value (formerly the "Common Stock"), and the Class B Common Shares, without par value (formerly the "Class A Common Stock"), and one non-voting class, the Class A Common Shares (the new "Class A Common Shares"). In addition, the recapitalization included an increase in the total number of authorized common shares of all classes from 17 million to 62 million shares consisting of 30 million Common Shares, 30 million Class A Common Shares and 2 million Class B Common Shares.

In 1995, the Company completed a public offering by selling 2,863,507 Class A Common Shares and realized $81.2 million in proceeds, net of the underwriters' discount. The proceeds from the offering were used to reduce debt which has improved the Company's leverage and enhanced its financial position.

In December 1995, the Company entered into a new $200 million unsecured, multi-currency Credit Agreement ("Credit Agreement"). The Credit Agreement provides more favorable pricing levels and the financial covenants which require interest coverage and funded debt-to-capital ratios are less restrictive, a result of the Company's improved liquidity and financial position. See Note D to the consolidated financial statements for additional information regarding the terms and financial covenants of the Company's borrowing arrangements. At December 31, 1997, no amounts were outstanding under the Credit Agreement.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 3. Legal Proceedings" within this report. While product liability costs have not generally been material to the Company's results of operations, they have increased recently, particularly as a result of litigation relating to Los Angeles buildings. See NOTE K of the consolidated financial statements contained herein for further discussion of litigation.

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

- Information Systems Implementation and Year 2000 Issue. The Company is presently replacing many of its legacy systems and believes that with conversions to new software, the Year 2000 Issue will be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company will utilize both internal and external resources to replace and test software. The Company plans to complete its Information Systems and Year 2000 project and have all systems compliant before December 31, 1999. However, there are no assurances that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The total cost of the Information System project is estimated at $30 million to $40 million and is being funded through operating cash flows. Of the total project cost, approximately $25 million to $35 million will be capitalized. The Company's total project cost and estimated time to complete the project are based on presently available information.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 1998. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.


             NAME                       AGE                                POSITION
-------------------------              -----      -----------------------------------------------------------------
Anthony A. Massaro                      54        Chairman of the Board since 1997; Chief Executive Officer since
                                                  1996; President and Chief Operating Officer since 1996;
                                                  Corporate Vice President and President Lincoln Europe
                                                  1994-1995; Director of International Operations 1993-1994;
                                                  prior thereto, a corporate officer with Westinghouse Electric
                                                  Corporation, served as Vice President and then as President and a Member of the Management Committee with responsibilities worldwide.

John M. Stropki                         47        Executive Vice President, President North America since 1995;
                                                  Senior Vice President, Sales 1994-1995; General Sales Manager
                                                  1992-1994; District Manager 1986-1992.

H. Jay Elliott                          56        Senior Vice President, Chief Financial Officer and Treasurer since
                                                  1996; Vice President, Chief Financial Officer, and Treasurer
                                                  1994-1996; International Chief Financial Officer 1993-1994;
                                                  prior thereto, Assistant Comptroller of The Goodyear Tire &
                                                  Rubber Company responsible at various times for Corporate
                                                  Strategic Planning, Finance Director of North American Tires
                                                  and International Vice President-Finance.

Frederick G. Stueber                    44        Senior Vice President, General Counsel and Secretary since 1996;
                                                  Vice President, General Counsel and Secretary 1995-1996; prior thereto, partner in the law firm of Jones, Day, Reavis & Pogue.

William J. Twyble                       65        Senior Vice President, Engineering and Marketing since 1997; Vice
                                                  President of the Company since 1996; CEO, Managing Director LEC
                                                  (Australia) Pty. Ltd. 1988-1996.

Richard C. Ulstad                       58        Senior Vice President, Manufacturing since 1996; Senior Vice
                                                  President, Consumable Division 1994-1996; Vice
                                                  President-Manufacturing Electrode Division 1992-1994;
                                                  Superintendent-Electrode Division 1984-1992.


Dennis D. Crockett                      55        Vice President, Consumable Research and Development since 1993;
                                                  Chief Engineer, Consumables Research and Development 1987-1993.

             NAME                       AGE                                POSITION
-------------------------              -----      -----------------------------------------------------------------
Joseph G. Doria                         48        Vice President of the Company since 1995; President, Lincoln
                                                  Electric Europe effective April 1998; President and Chief
                                                  Executive Officer, Lincoln Electric Co. of Canada 1992-1998;
                                                  Executive Vice President and Chief Operating Officer, Lincoln
                                                  Electric Co. of Canada 1990-1992.

Paul F. Fantelli                        53        Vice President, Reliability and Quality since 1997; Vice President,
                                                  Business Development 1994-1997; Assistant to the Chief
                                                  Executive Officer 1992-1994; President and Chief Executive
                                                  Officer of Harris Calorific Division of The Lincoln Electric
                                                  Co. 1990-1992.

Ralph C. Fernandez                      51        Vice President of the Company since 1997, President, Lincoln
                                                  Electric Latin America since 1996; Manager, International
                                                  Support and Assistant to the Chief Operating Officer 1995-1996;
                                                  Operations Manager 1995; prior thereto, President of WRS, a subsidiary of Westinghouse Electric Corporation 1991-1994.


Michael J. F. Gillespie                 56        Vice President of the Company since 1997, President, Lincoln
                                                  Electric Asia since 1996; prior thereto, Regional Director,
                                                  Asia Pacific Region of Esab AB, a manufacturer and distributor of welding products.

Charles H. Murray                       46        Vice President, Corporate Development effective April 1998, Vice
                                                  President of the Company since 1997; President, Lincoln
                                                  Electric Europe 1996-1998; Vice President - Sales, Lincoln
                                                  Electric Europe 1994-1995; Sales Manager, Lincoln Electric Co.
                                                  of Canada 1992-1994.

Ronald A. Nelson                        48        Vice President, Materials and Service since 1997; Vice President,
                                                  Machine Research and Development 1994-1996; Chief Engineer-Machine
                                                  and Motor Division 1993-1994; Service Manager 1989-1993.

Gary M. Schuster                        43        Vice President, Motor Division since 1995; General Manager, Motor
                                                  Division 1993-1995; Manager, Motor Transition Team 1993;
                                                  Manager, Factory of the Future 1991-1993; Assistant Manager,
                                                  Quality Assurance 1989-1991.


Richard J. Seif                         50        Vice President, of the Company since 1994, President, Lincoln
                                                  Electric Co. of Canada effective April 1998; Vice President,
                                                  Marketing 1994-1998; Director of Marketing 1991-1994.

             NAME                       AGE                                POSITION
-------------------------              -----      -----------------------------------------------------------------
S. Peter Ullman                         48        Vice President of the Company since 1995; President and Chief
                                                  Executive Officer, Harris Calorific Division of The Lincoln
                                                  Electric Co. 1993-present; President and Chief Operating
                                                  Officer, Harris Calorific Division of The Lincoln Electric Co.
                                                  1992-1993; District Manager 1988-1992.

Raymond S. Vogt                         56        Vice President, Human Resources since 1996; prior thereto, Vice
                                                  President, Human Resources, AM International 1995-1996; FMC
                                                  Corporation, Director of Human Resources, FMC Europe 1995;
                                                  Director, Human Resources, Food Machinery Group 1991-1995.

John H. Weaver                          59        Vice President, President, Lincoln Russia, Africa and Middle East
                                                  since 1996; Vice President, Export Sales 1994-1996:
                                                  International Sales Manager 1987-1994.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a) (1)  Financial Statements
         --------------------

         The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity - Years ended December
            31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended December 31, 1997,
            1996 and 1995

         Notes to Consolidated Financial Statements - December 31, 1997

         Report of Independent Auditors

(a) (2)  Financial Statement Schedules
         -----------------------------
         The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

         Schedule II -- Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a) (3)  Exhibits
         --------

      Exhibit No.                          Description
      -----------          -----------------------------------------------------

         3(a) Second Restated Articles of Incorporation of The Lincoln Electric Company (filed as Exhibit (3)(i) to Form 10-Q of The Lincoln Electric Company for the six months ended June 30, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         3(b) Second Restated Code of Regulations of The Lincoln Electric Company (filed as Exhibit (3)(ii) to Form 10-Q of The Lincoln Electric Company for the six months ended June 30, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

      Exhibit No.                          Description
      -----------          -----------------------------------------------------

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

         10(f) Description of Long Term Performance Plan filed herewith.

         10(g) Description of Non-Employee Directors' Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995 SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(h) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

         10(l) The Lincoln Electric Company Executive Benefit Plan filed herewith.

         10(m)             Employment Agreement between the Company and Raymond
                           S. Vogt dated January 29, 1996 filed herewith.

         21                Subsidiaries of the Registrant.

         23                Consent of Independent Auditors.

         27                Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

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

                                              THE LINCOLN ELECTRIC COMPANY
                                           ------------------------------------
                                                      (Registrant)

                           By:      /s/  H. JAY ELLIOTT
                                    ------------------------------------------
                                    H. Jay Elliott, Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1998.

/s/ ANTHONY A. MASSARO              /s/ H. JAY ELLIOTT
---------------------------         -------------------------------------
Anthony A. Massaro, Chairman        H. Jay Elliott, Senior Vice President,
of the Board, President and         Chief Financial Officer and Treasurer
Chief Executive Officer             (principal financial and accounting officer)
(principal executive officer)


/s/ HARRY CARLSON                   /s/ KATHRYN JO LINCOLN
---------------------------         -------------------------------------
Harry Carlson, Director             Kathryn Jo Lincoln, Director

/s/ DAVID H. GUNNING                /s/ HENRY L. MEYER III
---------------------------         -------------------------------------
David H. Gunning, Director          Henry L. Meyer III, Director

/s/ EDWARD E. HOOD, JR.             /s/ LAWRENCE O. SELHORST
---------------------------         -------------------------------------
Edward E. Hood, Jr., Director       Lawrence O. Selhorst, Director

/s/ PAUL E. LEGO                     /s/ CRAIG R. SMITH
---------------------------         -------------------------------------
Paul E. Lego, Director              Craig R. Smith, Director

/s/ DAVID C. LINCOLN                /s/ FRANK L. STEINGASS
---------------------------         -------------------------------------
David C. Lincoln, Director          Frank L. Steingass, Director

/s/ G. RUSSELL LINCOLN
---------------------------
G. Russell Lincoln, Director

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1997


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lincoln Electric Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                       ERNST & YOUNG LLP


Cleveland, Ohio
February 9, 1998

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31
                                                                                        1997                 1996
                                                                                     ----------           ----------
                                                                                         (In thousands of dollars)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                           $  46,562            $  40,491
  Marketable securities                                                                  10,194                  109
  Accounts receivable (less allowances of $3,071 in 1997;
      $2,878 in 1996)                                                                   163,437              151,287
  Inventories
    Raw materials and in-process                                                         80,606               79,100
    Finished goods                                                                       97,962               91,555
                                                                                       --------             --------
                                                                                        178,568              170,655

  Deferred income taxes                                                                  15,868               10,579
  Other current assets                                                                   18,914               10,088
                                                                                       --------             --------
TOTAL CURRENT ASSETS                                                                    433,543              383,209

OTHER ASSETS
  Goodwill                                                                               34,751               37,440
  Other                                                                                  41,861               25,311
                                                                                       --------             --------
                                                                                         76,612               62,751
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                   11,520               11,710
  Buildings                                                                             111,353              114,640
  Machinery, tools and equipment                                                        349,085              335,738
                                                                                       --------             --------
                                                                                        471,958              462,088
  Less:  accumulated depreciation and amortization                                      269,923              260,849
                                                                                       --------             --------
                                                                                        202,035              201,239



                                                                                       --------             --------
TOTAL ASSETS                                                                           $712,190             $647,199
                                                                                       ========             ========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31
                                                                                         1997           1996
                                                                                      ---------       ---------
                                                                                      (In thousands of dollars,
                                                                                          except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                                              $   1,968       $   2,607
  Trade accounts payable                                                                 52,497          58,157
  Salaries, wages and amounts withheld                                                   18,742          18,983
  Taxes, including income taxes                                                          40,284          36,297
  Dividend payable                                                                        4,922           2,977
  Other current liabilities                                                              56,138          39,976
  Current portion of long-term debt                                                       9,971          10,528
                                                                                      ---------       ---------
TOTAL CURRENT LIABILITIES                                                               184,522         169,525

Long-term debt,  less current portion                                                    54,360          64,148
Deferred income taxes                                                                    11,024           3,643
Other long-term liabilities                                                              25,113          18,107

SHAREHOLDERS' EQUITY
  Common  Shares, without par value -- at stated capital amount:
          Authorized -- 60,000,000 shares in 1997 and 30,000,000 shares in 1996;
          Outstanding -- 10,771,007 shares in 1997 and 10,484,247 shares in 1996          2,154           2,097
  Class A Common Shares (non-voting), without par value --
    at stated capital amount:
          Authorized -- 60,000,000 shares in 1997 and 30,000,000 shares in 1996;
          Outstanding -- 13,838,363 shares in 1997 and 13,837,697 shares in 1996          2,768           2,768
  Class B Common Shares, without par value -- at stated capital amount:
          Authorized -- none in 1997 and 2,000,000 in 1996;
          Outstanding -- none in 1997 and 486,772 shares in 1996                             --              97
  Additional paid-in capital                                                            103,722         103,720
  Retained earnings                                                                     359,639         290,252
  Cumulative translation adjustment                                                     (31,112)         (7,158)
                                                                                      ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                                              437,171         391,776
                                                                                      ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 712,190       $ 647,199
                                                                                      =========       =========

See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year Ended December 31
                                                                      1997             1996              1995
                                                                  -----------       -----------       -----------
                                                                 (In thousands of dollars, except per share data)

Net sales                                                         $ 1,159,067       $ 1,109,144       $ 1,032,398

Cost of goods sold                                                    718,385           686,545           634,551
                                                                  -----------       -----------       -----------

Gross profit                                                          440,682           422,599           397,847

Distribution cost/selling, general & administrative expenses          305,820           310,258           289,812
                                                                  -----------       -----------       -----------

Operating income                                                      134,862           112,341           108,035

Other income (expense):
  Interest income                                                       5,877             2,832             1,664
  Other income                                                            770            10,421             2,231
  Interest expense                                                     (6,349)           (7,731)          (12,346)
                                                                  -----------       -----------       -----------
                                                                          298             5,522            (8,451)
                                                                  -----------       -----------       -----------

Income before income taxes                                            135,160           117,863            99,584

Income taxes                                                           49,746            43,610            38,109
                                                                  -----------       -----------       -----------

Net income                                                        $    85,414       $    74,253       $    61,475
                                                                  ===========       ===========       ===========


Basic earnings per share                                          $      3.46       $      2.99       $      2.63
                                                                  ===========       ===========       ===========
Diluted earnings per share                                        $      3.45       $      2.99       $      2.63
                                                                  ===========       ===========       ===========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                     Common Shares     Class A Common Shares  Class B Common Shares
(In thousands of dollars,       ---------------------  ---------------------- ---------------------
   except share data)               Shares    Amount       Shares    Amount     Shares      Amount
----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995          10,514,324  $ 2,103                           499,840      $ 100
   Net Income
   Cash Dividends Declared -
      $.42 per share
   Shares Issued Under
      Incentive Equity Plan            2,500
   Stock Dividend                                        11,016,664  $ 2,203
   Shares Sold in Public Offering,
      net of expenses                                     2,863,507      573
   Repurchase of Class B Shares                                                 (12,723)        (3)
   Shares Issued to
      Non-Employee Directors           4,163        1
   Adjustment for the Year
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995        10,520,987    2,104    13,880,171    2,776    487,117         97
   Net Income
   Cash Dividends Declared -
      $.48 per share
   Repurchase of Class B Shares                                                    (345)         -
   Shares Issued to
      Non-Employee Directors           5,734        1
   Shares Repurchased Under
      Incentive Equity Plan          (42,474)      (8)      (42,474)      (8)
   Options Issued in
      Settlement of Litigation
   Adjustment for the Year
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996        10,484,247    2,097    13,837,697    2,768    486,772         97
   Net Income
   Cash Dividends Declared -
      $.65 per share
   Shares Issued to
      Non-Employee Directors           3,347        1
   Conversion of Class B Common
      Shares to Common Shares        282,747       57                          (486,772)       (97)
   Exercise of Non-Qualified
      Stock Options                      666        -           666        -
   Adjustment for the Year
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997        10,771,007  $ 2,154    13,838,363  $ 2,768          -        $ -
----------------------------------------------------------------------------------------------------

                                                                Cumulative
(In thousands of dollars,            Additional    Retained    Translation
   except share data)              Paid-in Capital Earnings     Adjustment       Total
----------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995             $ 25,447     $ 176,965     $ (10,482)    $ 194,133
   Net Income                                        61,475                      61,475
   Cash Dividends Declared -
      $.42 per share                                 (9,885)                     (9,885)
   Shares Issued Under
      Incentive Equity Plan                99                                        99
   Stock Dividend                      (2,203)
   Shares Sold in Public Offering,
      net of expenses                  79,296                                    79,869
   Repurchase of Class B Shares          (111)                                     (114)
   Shares Issued to
      Non-Employee Directors              124                                       125
   Adjustment for the Year                                          4,244         4,244
----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995            102,652       228,555        (6,238)      329,946
   Net Income                                        74,253                      74,253
   Cash Dividends Declared -
      $.48 per share                                (11,931)                    (11,931)
   Repurchase of Class B Shares            (4)                                       (4)
   Shares Issued to
      Non-Employee Directors              136                                       137
   Shares Repurchased Under
      Incentive Equity Plan              (629)         (625)                     (1,270)
   Options Issued in
      Settlement of Litigation          1,565                                     1,565
   Adjustment for the Year                                           (920)         (920)
----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996            103,720       290,252        (7,158)      391,776
   Net Income                                        85,414                      85,414
   Cash Dividends Declared -
      $.65 per share                                (16,027)                    (16,027)
   Shares Issued to
      Non-Employee Directors              112                                       113
   Conversion of Class B Common
      Shares to Common Shares            (153)                                     (193)
   Exercise of Non-Qualified
      Stock Options                        43                                        43
   Adjustment for the Year                                        (23,954)      (23,954)
----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997          $ 103,722     $ 359,639     $ (31,112)    $ 437,171
----------------------------------------------------------------------------------------


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31
                                                                                  1997            1996          1995
                                                                              -----------     -----------    -----------
                                                                                        (In thousands of dollars)
OPERATING ACTIVITIES
Net income                                                                      $  85,414       $  74,253     $  61,475
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                28,431          29,488        29,742
      Deferred income taxes                                                           987          (3,083)        2,810
      Loss (gain) on sale of fixed assets and businesses                              166          (8,892)         (607)
      Changes in operating assets and liabilities net of effects from acquisitions:
          (Increase) in accounts receivable                                       (22,089)        (11,167)      (13,082)
          Decrease (increase) in inventories                                      (18,361)          9,591       (25,648)
          Decrease (increase) in other current assets                             (10,115)          4,287        (2,879)
          Increase (decrease) in accounts payable                                  (2,135)          2,834        (1,375)
          Increase in other current liabilities                                    23,591          10,511        11,045
          Gross change in other noncurrent assets and liabilities                   1,135          (2,095)        1,991
          Other, net                                                                1,886           2,106         1,984
                                                                              -----------     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          88,910         107,833        65,456

INVESTING ACTIVITIES
  Capital expenditures                                                            (37,296)        (39,777)      (48,351)
  Purchases of marketable securities and other investments                        (66,260)             --            --
  Proceeds from sale of marketable securities                                      44,364              --            --
  Proceeds from sale of fixed assets and businesses                                   909          22,375         2,909
                                                                              -----------      ----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                                           (58,283)        (17,402)      (45,442)

FINANCING ACTIVITIES
  Proceeds from the sale of Common Shares and Class A Common Shares                    --              --        81,180
  Short-term borrowings  - net                                                       (526)        (27,366)       11,749
  Proceeds from long-term borrowings                                                   84           5,461       204,476
  Repayments on long-term borrowings                                              (10,314)        (25,799)     (309,111)
  Cash dividends paid                                                             (14,082)        (11,942)       (9,100)
  Other                                                                                --          (1,138)          562
                                                                              --------------   ----------    ------------
NET CASH (USED) BY FINANCING ACTIVITIES                                           (24,836)        (60,784)      (20,244)

Effect of exchange rate changes on cash and cash equivalents                          280             757          (107)
                                                                              ------------    ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    6,071          30,404          (337)
Cash and cash equivalents at beginning of year                                     40,491          10,087        10,424
                                                                               ----------      ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  46,562       $  40,491     $  10,087
                                                                                =========       =========     =========

 See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands of dollars except per share data)

                                December 31, 1997

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Lincoln Electric Company and its subsidiaries (the "Company") after elimination of all significant intercompany accounts, transactions and profits.

CASH EQUIVALENTS AND MARKETABLE SECURITIES: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Investments with maturities between three and twelve months are considered to be marketable securities classified as held-to-maturity. Marketable securities are carried at cost, with realized gains and losses recorded to income.

INVENTORIES: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories cost is determined by the first-in, first-out (FIFO) method. At December 31, 1997 and 1996, approximately 67% and 64%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $52,860 at December 31, 1997 and $53,660 at December 31, 1996.

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

RESEARCH AND DEVELOPMENT: Research and development costs, which are expensed as incurred, were $16,547 in 1997, $19,800 in 1996 and $19,736 in 1995. Included in
research and development costs for 1996 was $2,040 related to in-process research and development acquired with the purchase of Electronic Welding Systems.

GOODWILL: The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $8,852 and $7,960 in 1997 and 1996, respectively.

The carrying value of goodwill is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred utilizing relevant cash flow and profitability information.

REVENUE RECOGNITION: The Company recognizes revenue at the time of product shipment.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES - (Continued)

TRANSLATION OF FOREIGN CURRENCIES: Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at monthly exchange rates. Translation adjustments are reflected as a component of shareholders' equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts and translation adjustments are included in net income.

Transaction gains and losses are included in the consolidated statements of income in distribution cost/selling, general & administrative expenses. The Company recorded transaction losses of $607 in 1997, $302 in 1996 and $1,930 in 1995.

FINANCIAL INSTRUMENTS: The Company, on a limited basis, uses forward exchange contracts to hedge exposure to exchange rate fluctuations on certain intercompany loans, purchase and sales transactions and other intercompany commitments. Contracts are written on a short-term basis and are not held for trading or speculation purposes. Gains and losses on all forward exchange contracts are recognized in the consolidated statements of income.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

EARNINGS PER SHARE: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:

                                                              1997          1996          1995
                                                           ---------     ---------     ---------
Numerator:
       Net income                                          $  85,414     $  74,253     $  61,475
                                                           =========     =========     =========
Denominator:
       Denominator for basic earnings per share --
             weighted-average shares                          24,692        24,862        23,350
       Effect of dilutive securities --
             employee stock options                               74            --            --
                                                           ---------     ---------     ---------
       Denominator for diluted earnings per share --
             adjusted weighted-average shares                 24,766        24,862        23,350
                                                              ======        ======        ======

Basic earnings per share                                     $  3.46       $  2.99       $  2.63
Diluted earnings per share                                   $  3.45       $  2.99       $  2.63

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES - (Continued)

OTHER: Included in distribution cost/selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus, net of hospitalization costs ($74,953 in 1997; $66,681 in 1996; and $66,357 in 1995).
Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

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

Prior to the recapitalization, the Company had two authorized and outstanding classes of voting common shares. Following the recapitalization, the Company's authorized capital consisted of two voting classes, the Common Shares, without par value (formerly the "Common Stock"), and the Class B Common Shares, without par value (formerly the "Class A Common Stock"), and one non-voting class, the Class A Common Shares (the new "Class A Common Shares"). The recapitalization included an increase in the total number of authorized common shares of all classes from 17 million to 62 million shares consisting of 30 million Common Shares, 30 million Class A Common Shares and 2 million Class B Common Shares.

On June 29, 1995, the Company sold in an underwritten public offering 2,796,914 Class A Common Shares for $28.35 per share, net of the underwriting discount. The net proceeds of $79,292 were used to reduce debt of the Company. On August 2, 1995, the Company sold an additional 66,593 Class A Common Shares for $28.35 per share under an over-allotment provision of the Underwriting Agreement and received additional net proceeds of $1,888 which were also used to reduce debt.

NOTE C -- STOCK PLANS

The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") provides for the award of stock options and the award or sale of Common Shares and Class A Common Shares to officers and other key employees of the Company and its subsidiaries. The following table summarizes the option activity for 1997 and 1996 under the Incentive Equity Plan (no options were granted prior to 1996):

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C -- STOCK PLANS - (Continued)

                                               Common Shares                     Class A Common Shares
                                         ----------------------------          --------------------------
                                         Options      Exercise Prices          Options    Exercise Prices
                                         -------      ---------------          -------    ---------------

Balance, January 1, 1996                      --                                   --
     Granted                             139,000          $ 30.00              306,590     $27.25 - $34.00
     Exercised                                --                                   --
                                         -------                               -------
Balance, December 31, 1996               139,000            30.00              306,590      27.25 - 34.00
     Granted                              48,250            38.38               48,250          35.25
     Exercised                              (666)           30.00                 (666)         27.25
     Canceled                                 --                               (18,468)     30.00 - 34.00
                                         -------                               -------
Balance, December 31, 1997               186,584      $30.00 - $38.38          335,706     $27.25 - $35.25
                                         =======                               =======
Options exercisable at
    December 31, 1997                     45,657          $ 30.00              194,779     $27.25 - $35.25
                                          ======                               =======

Options for 167,590 Class A Common shares, at exercise prices of $30.00 to $34.00 per share, were granted in 1996 to current employees in settlement of a lawsuit over performance awards relating to prior years. The estimated fair value of these options was charged to income in 1996. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable.

All other options granted under the Incentive Equity Plan are outstanding for a term of ten years from the date of grant and vest ratably over a period of three years from the grant date. The exercise prices were equal to the fair market value of the Common and Class A Shares at the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has continued to record stock-based compensation in accordance with the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which measures compensation expense as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized upon the award of these stock options.

SFAS 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share for 1997 and 1996 using the Black-Scholes option pricing model. For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting period of three years from the date of grant.


                                                            1997                         1996
                                                   ------------------------     -------------------------
                                                   Pro Forma    As Reported     Pro Forma     As Reported
                                                   ---------    -----------     ---------     -----------
Pro forma net income                                $ 84,740      $ 85,414       $ 74,092       $ 74,253
Pro forma basic earnings per share                      3.43          3.46           2.98           2.99
Pro forma diluted earnings per share                    3.42          3.45           2.98           2.99

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C -- STOCK PLANS - (Continued)

In estimating the fair value of options granted, an expected option life of ten years was used for all option grants in 1997 and 1996. The other assumptions were as follows:


                                                  1997                        1996
                                          --------------------        --------------------
                                          Common       Class A        Common       Class A
                                          Shares        Shares        Shares        Shares
                                          ------        ------        ------        ------
Expected volatility                        25.4%         19.7%         31.4%         21.1%
Dividend yield                             2.05%         2.22%         2.00%         2.10%
Risk-free interest rate                    5.74%         5.74%         6.85%         6.85%

Under the Incentive Equity Plan, 5,000 shares of restricted stock were issued to an officer in 1995 with vesting over a six-year period. In 1997 and 1996, there were no awards or sales of shares associated with the plan. At December 31, 1997, there were 762,726 Common Shares and 595,136 Class A Common Shares reserved for future issuance under the Incentive Equity Plan.

The Lincoln Electric Company Employee Stock Ownership Plan (the "ESOP") was established as a non-contributory profit-sharing plan to provide deferred compensation benefits for all eligible employees. Restricted stock in the form of Class B Common Shares were awarded through contributions to an employee stock ownership trust. In 1997, 1996 and 1995, no shares were issued to the ESOP and the Company has discontinued awards under this plan. In May 1997, the ESOP received Common Shares in exchange for the Class B Common Shares the plan previously held. The assets of the ESOP were subsequently merged during July 1997 with The Lincoln Electric Company Employee Savings Plan.

The Lincoln Non-Employee Directors' Restricted Stock Plan ("Non-Employee Directors' Plan") was adopted in May 1995. The Non-Employee Directors' Plan provides for distributions of $10 worth of Common Shares to each non-employee Director as part of an annual retainer. Shares issued in connection with this plan were 3,965 in 1997, 5,734 in 1996 and 4,163 in 1995. In 1997, 618 shares were forfeited under the service requirements of the plan.

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of $10 annually. Under this plan, in 1997, there were 4,428 Common Shares and 2,248 Class A Common Shares purchased, and in 1996, there were 2,799 Common Shares and 1,443 Class A Common Shares purchased. There were no purchases during 1995.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D -- SHORT-TERM AND LONG-TERM DEBT

                                                                           December 31
                                                                         1997         1996
                                                                        -------      -------
Short-term debt:
    Notes payable to banks at interest rates from 4.5% to 8.75%
         (3.64% to 10.25% in 1996)                                      $ 1,968      $ 2,607
                                                                        =======      =======
Long-term debt:
    8.73% Senior Note due 2003 (six equal annual principal
        payments remaining)                                             $56,250      $65,625
    Other borrowings due through 2023, interest at 2.00% to 12.00%        8,081        9,051
                                                                        -------      -------
                                                                         64,331       74,676

    Less current portion                                                  9,971       10,528
                                                                        -------      -------
            Total                                                       $54,360      $64,148
                                                                        =======      =======

Effective July 1997, the Company extended its $200 million unsecured, multi-currency Credit Agreement to June 30, 2002. The terms of the Credit Agreement provide for annual extensions. The interest rate on outstanding borrowings is determined based upon defined leverage rates for the pricing options selected. The interest rate can range from LIBOR plus 0.165% to LIBOR plus 0.25% depending upon the defined leverage rate. The agreement also provides for a facility fee ranging from 0.085% to 0.15% per annum based upon the daily aggregate amount of the commitment. The Credit Agreement and the 8.73% Senior Note due in 2003 contain financial covenants which require the same interest coverage and funded debt-to-capital ratios.

In August 1997, the Company entered into an interest rate swap agreement to convert its fixed rate 8.73% Senior Note due 2003 to a floating rate based on a 3-month London Interbank Offered Rate basket swap plus a spread of 381 basis points. The agreement caps the floating rate, including the spread, at 10%. The floating rate in effect at December 31, 1997 was 8.04%. The arrangement provides for the receipt or payment of interest, on a quarterly basis, through the loan expiration date. The notional value of the agreement, which decreases in future years with annual debt payments, was $56,250 at December 31, 1997. Net receipts or payments under the agreement are recognized as an adjustment to interest expense.

Maturities of long-term debt for the five years succeeding December 31, 1997 are $9,971 in 1998, $10,185 in 1999, $9,701 in 2000, $11,255 in 2001, $9,759 in 2002
and $13,460 thereafter.

Total interest paid was $6,329 in 1997, $7,800 in 1996 and $12,606 in 1995.
Weighted-average interest rates on notes payable to banks at December 31, 1997 and 1996 were 6.2% and 6.1%, respectively.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E -- INCOME TAXES

The components of income before income taxes were as follows:

                                                                     1997                  1996               1995
                                                                   --------              --------           --------

                   U.S.                                            $ 112,411            $  94,951            $ 80,351
                   Non-U.S.                                           22,749               22,912              19,233
                                                                   ---------            ---------            --------
                                Total                              $ 135,160            $ 117,863            $ 99,584
                                                                   =========            =========            ========

Components of income tax expense (benefit) were as follows:
                                                                      1997                 1996                1995
                                                                   --------              --------           --------
                  Current:
                       Federal                                     $  32,060            $  33,484            $ 24,605
                       Non-U.S.                                        8,909                6,197               5,465
                       State and local                                 7,790                7,012               5,229
                                                                   ---------            ---------           ---------
                                                                      48,759               46,693              35,299

                   Deferred:
                       Federal                                         3,215               (2,735)              2,576
                       Non-U.S.                                       (2,228)                (348)                234
                                                                   ---------            ---------           ---------
                                                                         987               (3,083)              2,810
                                                                   ---------            ---------           ---------

                                 Total                             $  49,746            $  43,610           $  38,109
                                                                   =========            =========           =========

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

                                                                      1997                 1996                1995
                                                                   ---------            ---------           ---------

Statutory rate of 35% applied to pre-tax income                    $  47,306            $  41,252           $  34,854
Effect of state and local income taxes, net of Federal
   tax benefit                                                         5,063                4,558               3,399
Taxes in excess of (less than) the U.S. tax rate on non-
  U.S. earnings, including utilization of tax loss
  carryforwards and losses with no benefit                            (1,281)              (2,663)               (605)
Foreign sales corporation                                             (1,235)              (1,220)               (961)
Other - net                                                             (107)               1,683               1,422
                                                                   ---------            ---------           ---------
                                  Total                            $  49,746            $  43,610           $  38,109
                                                                   =========            =========           =========

Total income tax payments, net of refunds, were $44,648 in 1997, $36,764 in 1996 and $22,428 in 1995.

At December 31, 1997, certain non-U.S. subsidiaries had tax loss carryforwards of approximately $45,300 which expire in various years from 1998 through 2007, except for $18,600 for which there is no expiration date.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E -- INCOME TAXES - (Continued)

Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows:


                                                                                1997             1996
                                                                              --------         --------
                Deferred tax assets:
                  Tax loss and credit carryforwards                           $ 16,832         $ 16,106
                  State income taxes                                             3,506            2,256
                  Inventory                                                      4,635              262
                  Other accruals                                                13,861            7,677
                  Employee benefits                                              4,792            5,912
                  Pension obligations                                            3,224            3,975
                  Other                                                          9,141           11,965
                                                                              --------         --------
                                                                                55,991           48,153
                  Valuation allowance                                          (14,760)         (16,161)
                                                                              --------         --------
                                                                                41,231           31,992

                Deferred tax liabilities:
                  Fixed assets                                                 (19,519)         (16,526)
                  Pension obligations                                          (10,247)          (6,838)
                  Other                                                         (5,605)          (1,692)
                                                                              --------         --------
                                                                               (35,371)         (25,056)
                                                                              --------         --------
                                                Total                         $  5,860         $  6,936
                                                                              ========         ========

The decrease in the valuation allowance was primarily due to the realization of loss carryforwards.

The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries as such funds are deemed permanently reinvested in properties, plant and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a supplemental employee retirement plan for certain key employees. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. In 1997, the plan began providing for Company matching contributions of 25% of the first 6% of employee compensation contributed to the plan.

A summary of the components of total pension expense is as follows:

                                                         1997           1996           1995
                                                       --------       --------       --------
U.S. Plans:
   Service cost - benefits earned during the year      $  9,565       $  9,417       $  7,375
   Interest cost on projected benefit obligation         24,359         23,250         21,847
   Actual return on plan assets                         (50,006)       (23,169)       (37,696)
   Net amortization and deferral                         23,299            266         17,819
                                                       --------       --------       --------
   Net pension cost of defined benefit plans              7,217          9,764          9,345
   Defined contribution plans                             1,678            149            154
                                                       --------       --------       --------
       Total U.S. plans                                   8,895          9,913          9,499

Non-U.S. Plans:
  Service cost - benefits earned during the year          1,754          1,639          1,476
  Interest cost on projected benefit obligation           2,547          2,477          2,291
  Actual return on plan assets                           (3,858)        (3,733)        (3,186)
  Net amortization and deferral                             671            804            374
                                                       --------       --------       --------
  Net pension cost of defined benefit plans               1,114          1,187            955
  Defined contribution plans                                577            690            687
                                                       --------       --------       --------

      Total Non-U.S. plans                                1,691          1,877          1,642
                                                       --------       --------       --------

      Total pension expense                            $ 10,586       $ 11,790       $ 11,141
                                                       ========       ========       ========

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F -- RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS - (Continued)

The funded status of the U.S. and non-U.S. plans at December 31, 1997 and 1996 is as follows:

                                                                           U.S.                         Non-U.S.
                                                                   1997            1996            1997             1996
                                                                 ---------       ---------       ---------       ---------
Actuarial present value of accumulated benefit obligations:
  Vested                                                         $ 305,007       $ 275,052       $  32,720       $  32,247
  Nonvested                                                          6,222           4,480           1,203           1,249
                                                                 ---------       ---------       ---------       ---------
                                                                 $ 311,229       $ 279,532       $  33,923       $  33,496
                                                                 =========       =========       =========       =========

Actuarial present value of projected benefit obligations         $ 356,704       $ 323,673       $  37,400       $  36,908
Plan assets at fair value                                          350,862         304,017          38,807          41,530
                                                                 ---------       ---------       ---------       ---------
Plan assets in excess of  (less than)  projected
    benefit obligations                                             (5,842)        (19,656)          1,407           4,622
Unrecognized net (gain) loss                                         6,111          14,966           1,391          (1,897)
Unrecognized prior service cost                                     10,994           9,590             402             477
Unrecognized transition assets, net of amortization                 (1,897)         (2,214)           (865)         (1,226)
Minimum liability                                                     (859)           (474)             --              --
                                                                 ---------       ---------       ---------       ---------
Prepaid pension expense recognized in the balance sheet          $   8,507       $   2,212       $   2,335       $   1,976
                                                                 =========       =========       =========       =========

Assumptions used in accounting for the defined benefit plans as of December 31, 1997 and 1996 for the U.S. and non-U.S. plans were as follows:

                                                        U.S. Plans           Non-U.S. Plans
                                                     ----------------       -----------------
                                                     1997        1996       1997         1996
                                                     ----        ----       ----         ----
Weighted-average discount rates                       7.3%        7.6%       7.0%        7.7%
Projected rates of increase in compensation           5.3%        5.3%       4.2%        4.7%
Expected rates of return on plan assets               9.0%        9.0%       7.9%        8.1%

U.S. plan assets consist of fixed income and equity securities. Non-U.S. plan assets are invested in non-U.S. insurance contracts and non-U.S. equity and fixed income securities.

The Company does not have, and does not provide for, any postretirement or postemployment benefits other than pensions.

The Cleveland, Ohio, area operations have a Guaranteed Continuous Employment Plan covering substantially all employees which, in general, provides that the Company will provide work for at least 75% of every standard work week (presently 40 hours). This plan does not guarantee employment when the Company's ability to continue normal operations is seriously restricted by events beyond the control of the Company. The Company has reserved the right to terminate this plan effective at the end of a calendar year by giving notice of such termination not less than six months prior to the end of such year.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE G -- INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company's primary business is the design, manufacture and sale, in the U.S. and international markets of arc, cutting and other welding products. The Company also designs, manufactures and sells integral horsepower industrial electric motors. Financial information by geographic areas follows:

                                    United                         Other
                                    States          Europe        Countries      Eliminations         Total
                                  ----------      ----------      ----------      ----------       ----------
1997:
   Net sales to unaffiliated
       customers                  $  799,442      $  204,858      $  154,767      $       --       $1,159,067
   Inter-geographic sales             65,812          11,475           8,033         (85,320)              --
                                  ----------      ----------      ----------      ----------       ----------
          Total                   $  865,254      $  216,333      $  162,800      $  (85,320)      $1,159,067
                                  ==========      ==========      ==========      ==========       ==========

   Operating income               $  111,296      $    9,974      $   14,149      $     (557)      $  134,862
   Identifiable assets               489,431         163,519          96,850         (37,610)         712,190

1996:
   Net sales to unaffiliated
       customers                  $  752,952      $  219,436      $  136,756      $       --       $1,109,144
   Inter-geographic sales             55,942          10,786           9,219         (75,947)              --
                                  ----------      ----------      ----------      ----------       ----------
          Total                   $  808,894      $  230,222      $  145,975      $  (75,947)      $1,109,144
                                  ==========      ==========      ==========      ==========       ==========

   Operating income               $   90,271      $    9,993      $   12,431      $     (354)      $  112,341
   Identifiable assets               416,911         183,938          87,808         (41,458)         647,199

1995:
   Net sales to unaffiliated
      customers                   $  711,940      $  201,672      $  118,786      $       --       $1,032,398
   Inter-geographic sales             53,347          15,662           9,092         (78,101)              --
                                  ----------      ----------      ----------      ----------       ----------
         Total                    $  765,287      $  217,334      $  127,878      $  (78,101)      $1,032,398
                                  ==========      ==========      ==========      ==========       ==========

   Operating income               $   87,044      $   11,350      $   10,246      $     (605)      $  108,035
   Identifiable assets               404,972         188,906          80,594         (56,712)         617,760

Intercompany sales between geographic regions are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation.

Export sales (excluding intercompany sales) from the United States were $105,464 in 1997, $90,706 in 1996 and $81,770 in 1995.

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

Also during 1996, the Company sold its Louisiana and Alaska gas distribution businesses for net cash proceeds of $17,343. The Company realized a gain on disposal of these businesses of $8,365 ($5,093 after-tax, or $0.20 per share (basic and diluted)), which is included in other income. The results of operations from these businesses were not material to the Company for the years ended December 31, 1996 and 1995.

NOTE I -- FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, marketable securities, short and long-term debt, forward contracts, and an interest rate swap. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies which require judgment.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. The total notional value of forward currency exchange contracts at December 31, 1997 was $26,896.

The carrying amounts and estimated fair value of the Company's significant financial instruments at December 31, 1997 and 1996 were as follows:

                                                      December 31, 1997                  December 31, 1996
                                                   ----------------------            -------------------------
                                                  Carrying          Fair            Carrying             Fair
                                                   Amounts          Value            Amounts             Value
                                                   -------          -----            -------             -----

Cash and cash equivalents                         $ 46,562         $ 46,562          $ 40,491          $ 40,491
Marketable securities                               10,194           10,197               109               109
Notes payable to banks                               1,968            1,968             2,607             2,607
Long-term debt (including current portion)          64,331           67,464            74,676            77,061

NOTE J -- OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $7,851 in 1997, $8,345 in 1996 and $8,852 in 1995.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE J -- OPERATING LEASES - (Continued)

At December 31, 1997, total minimum lease payments for noncancelable operating leases are as follows:

                        1998                      $ 5,741
                        1999                        4,905
                        2000                        3,653
                        2001                        1,756
                        2002                          755
                        Thereafter                  1,811
                                                  -------
                        Total                     $18,621
                                                  =======

NOTE K -- CONTINGENCIES

The Company is subject to a variety of civil and administrative proceedings arising out of its normal operations, including those relating to product liability claims, health, safety and environmental claims and employment-related actions.

The Company has been named a defendant or co-defendant in sixteen lawsuits filed against the Company during or after May 1996 in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge, California, earthquake of January 1994 and in one lawsuit in which claimed damage was discovered before that earthquake. The cases generally include allegations that a certain type of welding electrode manufactured by the Company and others was defective for use in "moment resisting" steel frame buildings in seismically sensitive areas.

During September 1997, the Company settled one lawsuit of this type, SAINT JOHN'S MEDICAL PLAZA V. DILLINGHAM CONSTRUCTION ET.AL., which had been set for trial in October. The Company paid $6.0 million to settle this case. There was no significant effect on results of operations for the year, due to existing reserves and applicable insurance. Another previously reported case, PACIFIC DESIGN CENTER, had been filed as a purported class action on behalf of steel frame building owners in Los Angeles County, and asserted damages in excess of $1 billion. On January 30, 1998, class action allegations in that case were dismissed. The case remains pending as to the two individual plaintiffs.

The Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome of the remaining pending or future steel frame building cases. The Company's results of operations or cash flows in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these cases. Management believes the Company has substantial defenses and intends to contest such suits vigorously, that the Company has applicable insurance and that other potential defendants and their respective insurers will be identified as the lawsuits proceed. Based on information known to the Company, and subject to the factors and contingencies noted herein, management believes the outcome of the Company's litigation should not have a material adverse effect upon the consolidated financial position of the Company. However, if the Company is unsuccessful in defending or otherwise satisfactorily resolving this litigation, and if insurance coverage is unavailable or inadequate, then the litigation could have a material adverse impact on the Company's financial position.

THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE L -- QUARTERLY FINANCIAL DATA (UNAUDITED)

            1997                 MAR 31        JUN 30        SEP 30        DEC 31
            ----                 ------        ------        ------        ------

Net sales                       $280,721      $299,635      $291,567      $287,144

Gross profit                     107,763       114,003       110,523       108,393

Income before income taxes        33,857        36,040        33,776        31,487

Net income                        21,049        22,651        21,510        20,204

Basic earnings per share        $   0.85      $   0.92      $   0.87      $   0.82
Diluted earnings per share      $   0.85      $   0.91      $   0.87      $   0.82

            1996                 MAR 31        JUN 30        SEP 30        DEC 31
            ----                 ------        ------        ------        ------


Net sales                       $278,712      $284,508      $270,947      $274,977

Gross profit                     106,554       109,757       104,012       102,276

Income before income taxes        26,751        32,121        31,103        27,888

Net income                        16,557        20,223        19,671        17,802

Basic earnings per share        $   0.67      $   0.81      $   0.79      $   0.72
Diluted earnings per share      $   0.67      $   0.81      $   0.79      $   0.72

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES

                            (In thousands of dollars)

                                                                Additions
                                                       ---------------------------
                                                                            (1)
                                                                          Charged
                                      Balance at       Charged to         to other                       Balance
                                       beginning       costs and          accounts        (2)            at end
       Description                     of period        expenses         (describe)    Deductions       of period
       -----------                     ---------        --------         ----------    ----------       ---------

Allowance for doubtful accounts:

Year ended December 31, 1997              $2,878         $ 1,022          $ (455)       $  374           $3,071

Year ended December 31, 1996              $3,916         $   193          $ (127)       $1,104 (3)       $2,878

Year ended December 31, 1995              $4,251         $   944          $  194        $1,473           $3,916



(1) -- Currency translation adjustment.

(2) -- Uncollectible accounts written-off, net of recoveries.

(3) -- Includes balance of $363 at the dates of disposition relating to the gas distribution businesses.

                                INDEX TO EXHIBITS

   Exhibit No.                           Description
---------------     ------------------------------------------------------------

       3(a) Second Restated Articles of Incorporation of The Lincoln Electric Company (filed as Exhibit (3)(i) to Form 10-Q of The Lincoln Electric Company for the six months ended June 30, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

       3(b) Second Restated Code of Regulations of The Lincoln Electric Company (filed as Exhibit (3)(ii) to Form 10-Q of The Lincoln Electric Company for the six months ended June 30, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

                                INDEX TO EXHIBITS

   Exhibit No.                           Description
---------------     ------------------------------------------------------------

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

      10(f)         Description of Long Term Performance Plan filed herewith.

      10(g) Description of Non-Employee Directors' Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

      10(h) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

                                INDEX TO EXHIBITS

   Exhibit No.                           Description
---------------     ------------------------------------------------------------

      10(k)         Employment Agreement between the Company and Frederick G.
                    Stueber dated February 22, 1995 (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402, and incorporated herein by reference).

       10(l) The Lincoln Electric Company Executive Benefit Plan filed herewith.

       10(m)        Employment Agreement between the Company and Raymond S.
                    Vogt dated January 29, 1996 filed herewith.

        21          Subsidiaries of the Registrant.

        23          Consent of Independent Auditors.

        27          Financial Data Schedule.