Form 10-Q
period 1998-03-31
LINCOLN ELECTRIC CO
filed 1998-05-12
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the three months ended March 31, 1998      Commission File No. 0-1402


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

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1998 were as follows:

                  Common Shares...................................10,773,834
                  Class A Common Shares...........................13,858,190
                  Total outstanding shares........................24,632,024

                 THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                     ---------        ---------

Net sales                                                            $ 302,962        $ 280,721
Cost of goods sold                                                     185,879          172,958
                                                                     ---------        ---------
Gross profit                                                           117,083          107,763
Distribution cost / selling, general & administrative expenses          78,680           73,410
                                                                     ---------        ---------
Operating income                                                        38,403           34,353
Other income / (expense):
      Interest income                                                      956              923
      Other income                                                          41              204
      Interest expense                                                  (1,319)          (1,623)
                                                                     ---------        ---------
Total other income / (expense)                                            (322)            (496)
                                                                     ---------        ---------
Income before income taxes                                              38,081           33,857
Income taxes                                                            14,351           12,808
                                                                     ---------        ---------
Net income                                                           $  23,730        $  21,049
                                                                     =========        =========

Basic earnings per share                                             $    0.96        $    0.85
Diluted earnings per share                                                0.96             0.85

Cash dividends declared per share                                    $    0.20        $    0.15



See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                    MARCH 31,     DECEMBER 31,
                                                                      1998           1997
                                                                   -----------    -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $ 85,680       $ 46,562
    Marketable securities                                                192         10,194
    Accounts receivable (less allowance for doubtful accounts
       of $3,539 in 1998 and $3,071 in 1997)                         178,748        163,437
    Inventories:
       Raw materials and in-process                                   91,070         80,606
       Finished goods                                                107,063         97,962
                                                                    --------       --------
                                                                     198,133        178,568

    Deferred income taxes                                             16,053         15,868
    Other current assets                                              19,350         18,914
                                                                    --------       --------
          TOTAL CURRENT ASSETS                                       498,156        433,543

OTHER ASSETS
    Goodwill - net                                                    34,200         34,751
    Other                                                             45,207         41,861
                                                                    --------       --------
                                                                      79,407         76,612
PROPERTY, PLANT AND EQUIPMENT
    Land                                                              10,703         11,520
    Buildings                                                        111,797        111,353
    Machinery, tools and equipment                                   357,352        349,085
                                                                    --------       --------
                                                                     479,852        471,958
    Less:  accumulated depreciation and amortization                 273,511        269,923
                                                                    --------       --------
                                                                     206,341        202,035
                                                                    --------       --------

TOTAL ASSETS                                                        $783,904       $712,190
                                                                    ========       ========

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1998             1997
                                                                                   ----------       ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Notes payable to banks                                                         $     962        $   1,968
    Trade accounts payable                                                            76,274           52,497
    Salaries, wages and amounts withheld                                              35,737           18,742
    Taxes, including income taxes                                                     53,199           40,284
    Dividend payable                                                                   4,926            4,922
    Other current liabilities                                                         57,370           56,138
    Current portion of long-term debt                                                  9,965            9,971
                                                                                   ---------        ---------
TOTAL CURRENT LIABILITIES                                                            238,433          184,522

Long-term debt, less current portion                                                  54,296           54,360
Deferred income taxes                                                                 11,394           11,024
Other long-term liabilities                                                           25,869           25,113

SHAREHOLDERS' EQUITY
    Common Shares, without par value -- at stated capital amount:
       Authorized - 60,000,000 shares;
       Outstanding - 10,773,834 shares in 1998 and 10,771,007 shares in 1997           2,155            2,154
    Class A Common Shares (non-voting), without par value --
       at stated capital amount:
       Authorized - 60,000,000 shares;
       Outstanding - 13,858,190 shares in 1998 and 13,838,363 shares in 1997           2,772            2,768
    Additional paid-in capital                                                       104,312          103,722
    Retained earnings                                                                378,443          359,639
    Cumulative translation adjustment                                                (33,770)         (31,112)
                                                                                   ---------        ---------
TOTAL SHAREHOLDERS' EQUITY                                                           453,912          437,171
                                                                                   ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 783,904        $ 712,190
                                                                                   =========        =========



See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------
                                                                            1998            1997
                                                                          ---------      ----------

OPERATING ACTIVITIES
Net income                                                                $ 23,730        $ 21,049
Adjustments to reconcile net income to net cash provided by
     operating activities:
        Depreciation and amortization                                        6,310           6,877
        Changes in operating assets and liabilities:
            (Increase) in accounts receivable                              (15,518)        (18,200)
            (Increase) decrease in inventories                             (19,585)          6,642
            (Increase) in other current assets                                (225)         (1,854)
            Increase in accounts payable                                    23,388           7,282
            Increase in other current liabilities                           31,346          26,741
            Gross change in other noncurrent assets and liabilities         (1,076)          1,866
            Other - net                                                      2,175            (186)
                                                                          --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   50,545          50,217

INVESTING ACTIVITIES
     Capital expenditures, including acquisitions                          (12,515)         (7,600)
     Purchase of marketable securities                                           -          (6,500)
     Proceeds from maturities of marketable securities                      10,000               -
     Proceeds from sale of property, plant and equipment                     1,627             110
                                                                          --------        --------
NET CASH (USED) BY INVESTING ACTIVITIES                                       (888)        (13,990)

FINANCING ACTIVITIES
     Short-term borrowings - net                                            (1,130)         (1,622)
     Long-term borrowings - net                                             (4,639)           (191)
     Dividends paid                                                         (4,922)         (2,977)
     Other                                                                     429             130
                                                                          --------        --------
NET CASH (USED) BY FINANCING ACTIVITIES                                    (10,262)         (4,660)

Effect of exchange rate changes on cash and cash equivalents                  (277)            625
                                                                          --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                                       39,118          32,192
Cash and cash equivalents at beginning of period                            46,562          40,491
                                                                          --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 85,680        $ 72,683
                                                                          ========        ========


See notes to these consolidated financial statements.

                  THE LINCOLN ELECTRIC COMPANY AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim period. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - EARNINGS PER SHARE

Earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands):

                                                             1998          1997
                                                           -------       -------
Numerator:
       Net income                                          $23,730       $21,049
                                                           =======       =======
Denominator:
       Denominator for basic earnings per share --
             weighted-average shares                        24,617        24,813
       Effect of dilutive securities --
             employee stock options                            102            36
                                                           -------       -------
       Denominator for diluted earnings per share --
             adjusted weighted-average shares               24,719        24,849
                                                           =======       =======

Basic earnings per share                                   $  0.96       $  0.85
Diluted earnings per share                                 $  0.96       $  0.85

NOTE C - COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new standards for the reporting and display of changes in equity that are not related to shareholder transactions. Such items are termed other comprehensive income, and would include foreign currency translation adjustments and minimum pension liability adjustments. Statement No. 130 had no impact on the Company's net income or shareholders' equity. Currently, the Company's only component of other comprehensive income is the change in the currency translation adjustment. The components of comprehensive income for the three months ended March 31, 1998 and 1997 follow (dollars in thousands):

                                                             1998         1997
                                                           --------     --------
Net income                                                 $ 23,730     $ 21,049
Other comprehensive income:
     Change in currency translation adjustment               (2,658)      (8,883)
                                                           --------     --------
Comprehensive income                                       $ 21,072     $ 12,166
                                                           ========     ========

NOTE D - INVENTORY VALUATION

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory calculation.

NOTE E - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at March 31, 1998 include provisions for year-end bonuses and related payroll taxes of approximately $21 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - CORPORATE REORGANIZATION

Subject to approval at the annual shareholders meeting on May 19, 1998 and the filing of a Certificate of Merger as authorized by the Board of Directors, the Company plans to implement a reorganization of its capital and corporate structure (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., will be created. Existing domestic and international operations would then fall under Lincoln Electric Holdings, Inc. as the publicly-held parent company. Lincoln Electric Holdings, Inc. has filed an S-4 registration statement with the Securities and Exchange Commission registering its shares. Each Common Share and each Class A Common Share of the Company will be converted into two voting common shares of Lincoln Electric Holdings, Inc., which has the economic effect of a two-for-one stock split. The new company will have one class of voting common shares traded on the Nasdaq National Market.

NOTE G - ACQUISITIONS

During the first quarter of 1998 the Company's Canadian subsidiary acquired a 75% interest in Indalco Alloys, Inc. of Canada. The purchase price of the acquisition was not significant. Indalco is a premier supplier of aluminum welding wire and related products. The acquisition was accounted for as a purchase. The results of Indalco, which were not significant, were included in the Company's results of operations beginning in March 1998.

During April 1998, a German subsidiary of the Company purchased the assets and business of Uhrhan & Schwill GmbH, located in Germany, a leader in the design and installation of welding systems for pipe mills. The purchase price of the acquisition was not significant.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following table sets forth the Company's results of operations for the three month periods ended March 31, 1998 and 1997:

                                                          Three months ended March 31,
                                             -----------------------------------------------------
(dollars in millions)                                  1998                       1997
                                             -------------------------   -------------------------
                                               Amount      % of Sales      Amount      % of Sales
                                             ----------    -----------   ----------    -----------

Net sales                                      $303.0         100.0%       $280.7         100.0%
Cost of goods sold                              185.9          61.4%        173.0          61.6%
                                               ------        ------        ------        ------
Gross profit                                    117.1          38.6%        107.7          38.4%
Distribution cost / selling, general and
    administrative expenses                      78.7          26.0%         73.4          26.2%
                                               ------        ------        ------        ------
Operating income                                 38.4          12.6%         34.3          12.2%
Interest income                                   1.0           0.3%          0.9           0.3%
Other income                                      0.0           0.0%          0.2           0.1%
Interest expense                                 (1.3)         (0.4%)        (1.6)         (0.5%)
                                               ------        ------        ------        ------
Income before income taxes                       38.1          12.5%         33.8          12.1%
Income taxes                                     14.4           4.7%         12.8           4.6%
                                               ------        ------        ------        ------
Net income                                     $ 23.7           7.8%       $ 21.0           7.5%
                                               ======        ======        ======        ======

NET SALES. Net sales for the quarter ended March 31, 1998 increased $22.3 million or 7.9% to $303.0 million from $280.7 million for the first quarter last year. Consolidated sales growth was driven primarily by increased volume. Net sales from U.S. operations totaled $208.7 million for the quarter ended March 31, 1998, an increase of 8.0% or $15.5 million over the prior year. Sales growth from U.S. operations was due to growth in domestic sales. U.S. export sales were down slightly at $26.1 million for the first quarter of 1998, from $26.8 million last year. Non-U.S. sales increased 7.7% to $94.3 million for the first quarter 1998, compared to $87.5 million last year, despite the continued weakness of foreign currencies against the U.S. dollar. For the first quarter of 1998 changes in exchange rates, principally caused by weaker European currencies, had a negative impact on non-U.S. sales of $7.4 million. In local currencies, non-U.S. sales grew more than 16% over the first quarter 1997. For the first quarter 1998, the Canadian, European and Latin American operations posted sales gains over first quarter 1997.

GROSS PROFIT. Gross profit of $117.1 million for the first quarter 1998 increased 8.7% or $9.4 million from the prior year. Gross profit as a percentage of net sales increased to 38.6% compared with 38.4% for the first quarter last year. Gross margin percentage increased due to increased plant utilization.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $5.3 million to $78.7 million for the first quarter 1998 as compared with $73.4 million for the first quarter 1997. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. Bonus costs provided during the first quarter 1998 increased to $20.5 million from $17.3 million in the 1997 period. Expected bonus costs are accrued in proportion to profitability, which has improved over 1997. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter. The higher SG&A expenses were also the result of increased distribution costs which generally increase in proportion to sales. SG&A expense as a percentage of sales has declined to 26.0% from 26.2% in the 1997 period due to greater efficiencies of scale.

INTEREST EXPENSE. As a result of reduced debt levels from annual debt payments, interest expense declined almost 19% to $1.3 million for the quarter ended March 31, 1998 compared to $1.6 million for the first quarter 1997.

INCOME TAXES. Income taxes for the quarter ended March 31, 1998 were $14.4 million on income before income taxes of $38.1 million, an effective rate of 37.7%, as compared with income taxes of $12.8 million on income before income taxes of $33.8 million, or an effective rate of 37.8% for the same period in 1997. The effective tax rate for the year ended December 31, 1997 was 36.8%. The increase in the 1998 effective rate over that of the full year 1997 was primarily the result of certain foreign subsidiaries exhausting net operating loss carryforwards in 1997 and the mix of earnings among subsidiaries in 1998.

NET INCOME. Net income increased 12.7% to $23.7 million or $0.96 per share (diluted) from $21.0 million or $0.85 per share (diluted) for the first quarter 1997. The effect of the strengthening U.S. dollar against foreign currencies on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the three months ended March 31, 1998 increased slightly to $50.5 million compared to $50.2 million for the first three months of 1997. The Company's continued sales growth has led to increased investment in working capital.

Capital expenditures for the three months ended March 31, 1998 increased $4.9 million as compared with the same period in 1997. Capital expenditures for 1998 include the acquisition of Indalco Alloys Inc. of Canada. The operating results of Indalco are included within those of the Company beginning in March 1998. The results of Indalco for the first quarter 1998 were not significant. The majority of the remaining incremental capital spending over 1997 was related to the construction of an electrode manufacturing plant for the Company's joint venture in China. The Company continues to selectively add capacity and modernize facilities in domestic and other international markets as necessary.

The Company's ratio of total debt to total capitalization decreased to 12.6% at March 31, 1998 from 13.2% at December 31, 1997.

The Company paid a cash dividend of $4.9 million or $0.20 per share in January 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 1. Legal Proceedings" within the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as well as the update in this report. See also NOTE K of the audited consolidated financial statements for the year-ended December 31, 1997.

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


Part II - Other Information

Item 1.  Legal Proceedings

One of the lawsuits arising from alleged property damage claimed to have been discovered after the 1994 Northridge earthquake was ordered dismissed upon the voluntary request of the plaintiff, and the plaintiff in another of these lawsuits has similarly requested dismissal. Complaints in two of the remaining lawsuits were amended to include fraud claims, and in one of these two cases the court ordered the fraud claim dismissed. In the other lawsuit, WESTSIDE ASSOCIATES, LTD. V. LINCOLN ELECTRIC CO., the amended complaint also includes a count under California's Unfair Business Practices Act which demands, inter alia, restitution of all amounts paid by purchasers for the Company's E70T-4 electrode, with interest, plus a permanent injunction requiring the Company to inspect all steel-framed buildings in "Greater Los Angeles" and to remove and replace any E70T-4 welds.

Item 2.  Changes in Securities -- None.

Item 3.  Defaults Upon Senior Securities -- None.

Item 4.  Submission of Matters to a Vote of Security Holders -- None.

Item 5.  Other Information -- None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No.       Description
                  -----------       -----------

                  (27)              Financial Data Schedule.

         (b) Reports on Form 8-K -- None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE LINCOLN ELECTRIC COMPANY


/S/  H. JAY ELLIOTT
-----------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

May 12, 1998