Form 10-Q
period 1998-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 1998-08-13
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the six months ended June 30, 1998 Commission File No. 0-1402

                         LINCOLN ELECTRIC HOLDINGS, INC.
                  as Successor to The Lincoln Electric Company
             (Exact name of registrant as specified in its charter)

         Ohio                                          34-1860551
(State of incorporation)                   (I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio                   44117
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

                  Yes   X     No

The number of shares outstanding of the issuer's class of common stock as of June 30, 1998 was 49,289,732.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)

                                        Three months ended June 30,         Six months ended June 30,
                                        ---------------------------         -------------------------
                                            1998         1997                    1998         1997
                                         ---------    ---------               ---------    ---------
Net sales                                $ 310,930    $ 299,635               $ 613,892    $ 580,356
Cost of goods sold                         190,376      185,632                 376,255      358,590
                                         ---------    ---------               ---------    ---------
Gross profit                               120,554      114,003                 237,637      221,766
Distribution cost / selling, general &
   administrative expenses                  80,185       77,728                 158,865      151,138
                                         ---------    ---------               ---------    ---------
Operating income                            40,369       36,275                  78,772       70,628
Other income / (expense):
      Interest income                        1,039        1,321                   1,995        2,244
      Other income                             565          125                     606          329
      Interest expense                      (1,406)      (1,681)                 (2,725)      (3,304)
                                         ---------    ---------               ---------    ---------
Total other income / (expense)                 198         (235)                   (124)        (731)
                                         ---------    ---------               ---------    ---------
Income before income taxes                  40,567       36,040                  78,648       69,897
Income taxes                                15,322       13,389                  29,673       26,197
                                         =========    =========               =========    =========
Net income                               $  25,245    $  22,651               $  48,975    $  43,700
                                         =========    =========               =========    =========

Basic earnings per share                 $    0.51    $    0.46               $    0.99    $    0.88
Diluted earnings per share                    0.51         0.46                    0.99         0.88

Cash dividends declared per share        $    0.10    $   0.075               $    0.20    $    0.15




See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                               June 30,  December 31,
                                                                 1998       1997
                                                               --------  -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $ 80,447   $ 46,562
   Marketable securities                                            852     10,194
   Accounts receivable (less allowance for doubtful accounts
      of $3,600 in 1998 and $3,071 in 1997)                     186,964    163,437
   Inventories:
      Raw materials and in-process                               96,672     80,606
      Finished goods                                            110,977     97,962
                                                               --------   --------
                                                                207,649    178,568
   Deferred income taxes                                         15,857     15,868
   Other current assets                                          25,281     18,914
                                                               --------   --------
         TOTAL CURRENT ASSETS                                   517,050    433,543

OTHER ASSETS
   Goodwill - net                                                35,338     34,751
   Other                                                         43,844     41,861
                                                               --------   --------
                                                                 79,182     76,612
PROPERTY, PLANT AND EQUIPMENT
   Land                                                          10,327     11,520
   Buildings                                                    112,663    111,353
   Machinery, tools and equipment                               372,332    349,085
                                                               --------   --------
                                                                495,322    471,958
   Less:  accumulated depreciation and amortization             277,397    269,923
                                                               --------   --------
                                                                217,925    202,035
                                                               --------   --------

TOTAL ASSETS                                                   $814,157   $712,190
                                                               ========   ========





See notes to these consolidated financial statements

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)




                                                                                June 30,  December 31,
                                                                                 1998         1997
                                                                               ---------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable to banks                                                     $   3,907    $   1,968
    Trade accounts payable                                                        70,400       52,497
    Salaries, wages and amounts withheld                                          54,163       18,742
    Taxes, including income taxes                                                 42,357       40,284
    Dividend payable                                                               4,929        4,922
    Other current liabilities                                                     62,963       56,138
    Current portion of long-term debt                                              9,923        9,971
                                                                               ---------    ---------
TOTAL CURRENT LIABILITIES                                                        248,642      184,522
Long-term debt, less current portion                                              54,240       54,360
Deferred income taxes                                                             11,822       11,024
Other long-term liabilities                                                       25,598       25,113

SHAREHOLDERS' EQUITY
    Preferred Shares, without par value:
       Authorized - 5,000,000 shares in 1998 and none in 1997;
       Outstanding - none                                                           --           --
    Common Shares, without par value -- at stated capital amount:
       Authorized - 120,000,000 shares in 1998 and 60,000,000 in 1997;
       Outstanding - 49,289,732 shares in 1998 and 21,542,014 shares in 1997       4,929        2,154
    Class A Common Shares (non-voting), without par value --
       at stated capital amount:
       Authorized - none in 1998 and 60,000,000 shares in 1997;
       Outstanding - none in 1998 and 27,676,726 shares in 1997                     --          2,768
    Additional paid-in capital                                                   104,617      103,722
    Retained earnings                                                            398,759      359,639
    Accumulated other comprehensive income                                       (34,450)     (31,112)
                                                                               ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                       473,855      437,171
                                                                               ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 814,157    $ 712,190
                                                                               =========    =========







See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                                   Six months ended June 30,
                                                                   -------------------------
                                                                       1998        1997
                                                                     --------    --------
OPERATING ACTIVITIES
Net income                                                           $ 48,975    $ 43,700
Adjustments to reconcile net income to net cash provided by
    operating activities:
       Depreciation and amortization                                   13,249      13,965
       Changes in operating assets and liabilities:
           (Increase) in accounts receivable                          (23,482)    (25,545)
           (Increase) decrease in inventories                         (29,471)      2,359
           (Increase) in other current assets                          (6,070)     (5,464)
           Increase in accounts payable                                16,977       5,031
           Increase in other current liabilities                       43,930      54,541
           Gross change in other noncurrent assets and liabilities     (1,754)       (514)
           Other - net                                                  2,803         (98)
                                                                     --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              65,157      87,975

INVESTING ACTIVITIES
    Capital expenditures, including acquisitions                      (32,053)    (15,739)
    Purchase of marketable securities                                  (1,567)    (47,222)
    Proceeds from maturities of marketable securities                  10,908        --
    Proceeds from sale of property, plant and equipment                 2,974         706
                                                                     --------    --------
NET CASH (USED) BY INVESTING ACTIVITIES                               (19,738)    (62,255)

FINANCING ACTIVITIES
    Short-term borrowings - net                                         1,092      (1,778)
    Long-term borrowings - net                                         (4,737)       (400)
    Dividends paid                                                     (9,848)     (6,699)
    Other                                                               2,464         128
                                                                     --------    --------
NET CASH (USED) BY FINANCING ACTIVITIES                               (11,029)     (8,749)

Effect of exchange rate changes on cash and cash equivalents             (505)        432
                                                                     --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                  33,885      17,403
Cash and cash equivalents at beginning of period                       46,562      40,491
                                                                     ========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 80,447    $ 57,894
                                                                     ========    ========

See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts have been reclassified to conform to the current period presentation.

NOTE B - EARNINGS PER SHARE

Earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

                                                          Three months ended June 30,     Six months ended June 30,
                                                          ---------------------------     -------------------------
                                                                1998      1997                  1998      1997
                                                               -------   -------               -------   -------
Numerator:
       Net income                                              $25,245   $22,651               $48,975   $43,700
                                                               =======   =======               =======   =======
Denominator:
       Denominator for basic earnings per share --
             weighted-average shares                            49,277    49,472                49,255    49,549
       Effect of dilutive securities --
             employee stock options                                302       127                   258       103
                                                               -------   -------               -------   -------
       Denominator for diluted earnings per share --
             adjusted weighted-average shares                   49,579    49,599                49,513    49,652
                                                               =======   =======               =======   =======

Basic earnings per share                                       $  0.51   $  0.46               $  0.99   $  0.88
Diluted earnings per share                                     $  0.51   $  0.46               $  0.99   $  0.88


Share amounts have been adjusted for the recapitalization. See NOTE F of these consolidated financial statements .

NOTE C - COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 established new standards for the reporting and display of changes in equity that are not related to shareholder transactions. Such items are termed other comprehensive income, and would include foreign currency translation adjustments and minimum pension liability adjustments. Statement No. 130 had no impact on the Company's net income or shareholders' equity. Currently, the Company's only component of other comprehensive income is the change in the currency translation adjustment. The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 follow (dollars in thousands):

                                              Three months ended June 30,         Six months ended June 30,
                                              ---------------------------         -------------------------
                                                   1998        1997                    1998        1997
                                                 --------    --------                --------    --------
Net income                                       $ 25,245    $ 22,651                $ 48,975    $ 43,700
Other comprehensive income:
     Change in currency translation adjustment       (680)     (5,771)                 (3,338)    (14,654)
                                                 --------    --------                --------    --------
Comprehensive income                             $ 24,565    $ 16,880                $ 45,637    $ 29,046
                                                 ========    ========                ========    ========


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

NOTE E - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at June 30, 1998 include provisions for year-end bonuses and related payroll taxes of approximately $40 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - CORPORATE REORGANIZATION AND RECAPITALIZATION

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at June 30, 1998. The historical share and per share amounts disclosed in these consolidated financial statements have been restated to reflect the share conversion.

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

During July 1998, a French subsidiary of the Company acquired a 50% interest in AS Kaynak, a market leading welding products manufacturing subsidiary of Eczacibasi Holdings, headquartered in Istanbul, Turkey. The purchase price of the acquisition was not significant.

NOTE H - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will become effective for fiscal years beginning after June 15, 1999. The Company is evaluating the effect of this Statement on its accounting and reporting policies, but does not presently expect adoption to have a material adverse effect on the Company's consolidated financial position or results of operations.

Part 1 - Item 2

Management's Discussion of Financial Condition and Results of Operations
------------------------------------------------------------------------

The following table sets forth the Company's results of operations for the three and six month periods ended June 30, 1998 and 1997:

                                                 Three months ended June 30,
                                           ---------------------------------------
(dollars in millions)                            1998                 1997
                                           ------------------  -------------------
                                           Amount  % of Sales   Amount   % of Sales
                                           ------  ----------   ------   ----------
Net sales                                  $310.9     100.0%   $299.6     100.0%
Cost of goods sold                          190.3      61.2%    185.6      61.9%
                                           ------    ------    ------    ------
Gross profit                                120.6      38.8%    114.0      38.1%
Distribution cost / selling, general and
    administrative expenses                  80.2      25.8%     77.7      26.0%
                                           ------    ------    ------    ------
Operating income                             40.4      13.0%     36.3      12.1%
Interest income                               1.0       0.3%      1.3       0.4%
Other income                                  0.6       0.2%      0.1       0.0%
Interest expense                             (1.4)     (0.4%)    (1.7)     (0.5%)
                                           ------    ------    ------    ------
Income before income taxes                   40.6      13.1%     36.0      12.0%
Income taxes                                 15.4       5.0%     13.3       4.4%
                                           ------    ------    ------    ------
Net income                                 $ 25.2       8.1%   $ 22.7       7.6%
                                           ======    ======    ======    ======

                                                 Six months ended June 30,
                                           --------------------------------------
(dollars in millions)                             1998               1997
                                           -----------------   ------------------
                                           Amount  % of Sales   Amount   % of Sales
                                           ------  ----------   ------   ----------
Net sales                                  $613.9     100.0%   $580.4     100.0%
Cost of goods sold                          376.3      61.3%    358.6      61.8%
                                           ------    ------    ------    ------
Gross profit                                237.6      38.7%    221.8      38.2%
Distribution cost / selling, general and
    administrative expenses                 158.8      25.9%    151.2      26.1%
                                           ------    ------    ------    ------
Operating income                             78.8      12.8%     70.6      12.1%
Interest income                               2.0       0.3%      2.3       0.4%
Other income                                  0.6       0.1%      0.3       0.1%
Interest expense                             (2.7)     (0.4%)    (3.3)     (0.6%)
                                           ------    ------    ------    ------
Income before income taxes                   78.7      12.8%     69.9      12.0%
Income taxes                                 29.7       4.8%     26.2       4.5%
                                           ------    ------    ------    ------
Net income                                 $ 49.0       8.0%   $ 43.7       7.5%
                                           ======    ======    ======    ======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

NET SALES. Net sales for the quarter ended June 30, 1998 increased $11.3 million or 3.8% to $310.9 million from $299.6 million for the second quarter last year. Consolidated sales growth was driven by increased volume and selected price increases. Net sales from U.S. operations totaled $211.8 million for the quarter ended June 30, 1998, an increase of 4.3% or $8.7 million over the prior year. As was the case in the first quarter, sales growth from U.S. operations was driven by increased domestic sales, up 6.7% from the second quarter last year. U.S. exports of $23.9 million were down 11.6% from last year, predominantly due to declining sales to the Asian region and changes to product sourcing arrangements for the Russia, Africa and Middle Eastern region. Non-U.S. sales increased 2.7% to $99.1 million for the second quarter 1998, compared to $96.5 million in the second quarter last year. The value of foreign currencies continued to decline against the U.S. dollar, however, the rate of decline of European currencies slowed in the second quarter. The weakening of the Canadian and Australian dollars had the most significant impact on the Company during the second quarter. In local currencies, non-U.S. sales increased almost 9% over the second quarter last year.

GROSS PROFIT. Gross profit of $120.6 million for the second quarter 1998 increased 5.7% or $6.6 million from the prior year. Gross profit as a percentage of net sales increased to 38.8% compared with 38.1% for the second quarter last year. Gross margin percentage was up over the same period last year due to higher factory utilization and improved product sales mix.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $2.5 million to $80.2 million for the second quarter 1998 as compared with $77.7 million for the second quarter 1997. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. Bonus costs during the second quarter 1998 increased to $19.7 million from $18.4 million in the 1997 period. Expected bonus costs are accrued in proportion to profitability, which has improved over 1997. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter. SG&A expenses were also higher in the quarter due to an increased level of distribution costs, which generally move in proportion to sales, and increased spending on information systems. SG&A expense as a percentage of sales has declined to 25.8% from 26.0% in the 1997 period.

INTEREST EXPENSE. Scheduled debt payments reduced debt levels, and as a result, interest expense declined 16.4% to $1.4 million for the quarter ended June 30, 1998 compared to $1.7 million for the second quarter 1997.

INCOME TAXES. Income taxes for the quarter ended June 30, 1998 were $15.4 million on income before income taxes of $40.6 million, an effective rate of 37.8%, as compared with income taxes of $13.3 million on income before income taxes of $36 million, or an effective rate of 37.1% for the same period in 1997. The increase in the effective rate over the prior year was primarily the result of certain foreign subsidiaries exhausting net operating loss carryforwards in 1997 and the mix of earnings among subsidiaries in 1998.

NET INCOME. Net income increased 11.5% to $25.2 million or $0.51 per share (basic and diluted) from $22.7 million or $0.46 per share (basic and diluted) for the second quarter 1997. The effect of the strengthening U.S. dollar against foreign currencies on net income was not significant.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales for the six months ended June 30, 1998 increased $33.5 million or 5.8% to $613.9 million from $580.4 million for the same period last year. Consolidated sales growth was driven principally by increased volume. Net sales from U.S. operations totaled $420.5 million for the six months ended June 30, 1998, an increase of 6.1% or $24.1 million over the prior year. This sales growth was due to increased domestic sales. U.S. export sales were down 7.1% to $50 million for the first half of 1998, from $53.8 million last year. In the first half of 1998, exports declined to the Asian region and the Russia, Africa and Middle East region was affected by product sourcing changes between non-U.S. Lincoln companies. Non-U.S. sales increased 5.1% to $193.4 million for the first half of 1998, compared to $184 million last year. Weakening foreign exchange rates, caused by weaker European currencies and the Canadian and Australian dollars, had a negative impact on non-U.S. sales of $13.2 million. In local currencies, non-U.S. sales grew more than 12.3% over the first half of 1997.

GROSS PROFIT. Gross profit of $237.6 million for the first half of 1998 increased 7.2% or $15.8 million from the prior year. Gross profit as a percentage of net sales increased to 38.7% compared with 38.2% for the first half of last year. Gross margin percentage improved primarily due to increased plant utilization.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $7.6 million to $158.8 million for the first half of 1998 as compared with $151.2 million for the same period of 1997. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. Bonus costs provided during the first half of 1998 increased to $40.2 million from $35.7 million in the 1997 period. Expected bonus costs are accrued in proportion to profitability, which has improved over 1997. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter. SG&A costs have also increased due to higher distribution costs and increased information systems spending. SG&A expense as a percentage of sales has declined to 25.9% from 26.1% in the 1997 period due to greater efficiency through economies of scale.

INTEREST EXPENSE. Reduced debt levels from annual debt payments has resulted in an interest expense decline of over 17% to $2.7 million for the six months ended June 30, 1998 compared to $3.3 million for the first half of 1997.

INCOME TAXES. Income taxes for the six months ended June 30, 1998 were $29.7 million on income before income taxes of $78.7 million, an effective rate of 37.7%, as compared with income taxes of $26.2 million on income before income taxes of $69.9 million, or an effective rate of 37.5% for the same period in 1997. The increase in the 1998 effective rate over the prior year was primarily the result of certain foreign subsidiaries exhausting net operating loss carryforwards in 1997 and the mix of earnings among subsidiaries in 1998.

NET INCOME. Net income increased 12.1% to $49 million or $0.99 per share (basic and diluted) from $43.7 million or $0.88 per share (basic and diluted) for the six months ended 1997. The effect of the strengthening U.S. dollar against foreign currencies on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities for the six months ended June 30, 1998 decreased $22.8 million to $65.2 million compared to $88 million for the first six months of 1997. The Company's continued sales growth has led to an increased investment in working capital.

Capital expenditures for the six months ended June 30, 1998 increased $16.3 million as compared with the same period in 1997. Capital expenditures for 1998 include the acquisition of Indalco Alloys Inc. of Canada and Uhrhan & Schwill GmbH of Germany. The operating results of Indalco are included within those of the Company beginning in March 1998, and for Uhrhan & Schwill, beginning in May 1998. The results of acquired companies for the first six months of 1998 were not significant. The majority of the remaining incremental capital spending over 1997 was related to the construction of an electrode manufacturing plant in China, spending on information systems requirements in the U.S. and in Europe and expansion of plant capacity in Canada.

The Company's ratio of total debt to total capitalization decreased to 12.6% at June 30, 1998 from 13.2% at December 31, 1997.

The Company paid cash dividends of $9.8 million or $0.20 per share during the first six months of 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- LITIGATION. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 1. Legal Proceedings" within the Company's Annual Report on Form 10-K for the year-ended December 31, 1997, as well as the update in this report. See also NOTE K of the audited consolidated financial statements for the year-ended December 31, 1997.

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

- Cyclicality and Maturity of the Welding Industry. The United States arc welding industry is both mature and cyclical. The growth of the domestic arc welding industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also affected the domestic demand for arc welding products.

- Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions at its domestic facilities and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

- Information Systems Implementations and Year 2000 Issue. The Company is presently replacing many of its legacy systems and believes that with conversions to new software, the Year 2000 Issue will be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company will utilize both internal and external resources to replace and test software. The Company plans to complete its Information Systems and Year 2000 projects and have all systems compliant before December 31, 1999. The Company has initiated a communication program with its vendors to determine the potential risks associated with third party systems failures. However, there are no assurances that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The total cost of Information Systems expenditures, including Asia and Europe, and including system enhancements and non-IT Year 2000 projects is estimated at $40 to $50 million, and is being funded through operating cash flows. Of the total project cost, approximately $35 million to $45 million is expected to be capitalized. The Company's total project cost and estimated time to complete the project are based on presently available information.

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


Part II - Other Information

Item 1.   Legal Proceedings

In addition to the dismissal reported in the Company's March 31, 1998 report on Form 10-Q, two other pending lawsuits arising from alleged property damage claimed to have been discovered after the 1994 Northridge earthquake were ordered dismissed upon voluntary request of the plaintiffs. The Company also agreed to settle two such cases for immaterial amounts.

Following trial of the Company's coverage case against St. Paul Fire and Marine Insurance Company, the United States District Court for the Northern District of Ohio (Akron) ordered St. Paul to pay the Company compensatory damages plus prejudgment interest for misallocating past expenses related to welding fume claims. Additionally, the Court held that the Company may utilize St. Paul occurrence-based policies sold prior to 1985 for defense and verdict costs of various potential future fume cases. St. Paul has stated that it intends to appeal the decision, which defers final resolution of the dispute.

Item 2.   Changes in Securities

On June 2, 1998, the Company amended its Articles of Incorporation to increase the total number of authorized shares to 120,000,000 common shares, without par value ("Common Shares"), and 5,000,000 preferred shares, without par value.

Item 3.   Defaults Upon Senior Securities -- None.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual meeting of The Lincoln Electric Company ("Lincoln") was held on May 19, 1998.

          (b)  No response is required.

          (c)  The following matters were voted upon by security holders:

               (i) ELECTION OF DIRECTORS. The shareholders voted in favor of electing the following persons as Directors of Lincoln for terms ending as specified:

                                                                Votes
                                              Votes For         Withheld         Term
                                              ---------         --------         ----
                    Kathryn Jo Lincoln        9,550,887         113,215          2001
                    Anthony A. Massaro        9,548,645         115,457          2001
                    G. Russell Lincoln        9,551,467         112,635          2001
                    John M. Stropki, Jr.      9,521,718         142,384          2000
                    Craig R. Smith            9,548,315         115,787          1999

                    Upon the consummation of the Reorganization (as defined below) the Directors of Lincoln identified in this item (c) and the Directors whose terms continued after Lincoln's Annual Meeting were elected as Directors of the Company to hold terms ending at the same time as the terms they were serving for Lincoln.

               (ii) REORGANIZATION. The shareholders approved a proposal to convert each of Lincoln's Common Shares and Class A Common Shares into two Common Shares with the result that the shareholders of Lincoln would be shareholders of the Company (the "Reorganization").


                                                                          Class A
                                               Common Shares              Common Shares
                                               -------------              -------------
                     Votes For                 8,909,261                  10,600,779
                     Votes Against                86,469                     105,355
                     Shares Abstain               65,686                      35,049
                     Broker Non-votes            602,686                           0

               (iii) 1998 STOCK OPTION PLAN. The shareholders approved a
                     proposal for the adoption of the 1998 Stock Option Plan which allows awards for stock options for the purchase of up to an aggregate of 5,000,000 Common Shares.

                      Votes For                8,152,714
                      Votes Against              814,049
                      Shares Abstain              94,653
                      Broker Non-votes           602,686

               (iv) Appointment of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 1998.

                     Votes For                 9,494,787
                     Votes Against               116,335
                     Shares Abstain               52,980
                     Broker Non-votes                  0

Item 5.   Other Information -- None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit No.           Description
              -----------           -----------

                (27)                Financial Data Schedule.

         (b) Reports on Form 8-K

                (1)                 A report  on Form 8-K was filed on
                                    May 19, 1998 which incorporated a press
                                    release by the Company disclosing
                                    shareholder approval of the corporate
                                    reorganization which resulted in the holding company structure and a single class of common stock.

                 (2)                A report on Form 8-K was filed on
                                    June 2, 1998 which described the corporate reorganization. Filed as exhibits to the Form 8-K were the Agreement of Merger, which effected the holding company structure; the Restated Articles of Incorporation of Lincoln Electric Holdings, Inc.; and the Code of Regulations of Lincoln Electric Holdings, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LINCOLN ELECTRIC HOLDINGS, INC.

/s/  H. JAY ELLIOTT
------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer



August 13, 1998