Form 10-Q
period 1998-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 1998-11-13
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the nine months ended September 30, 1998 Commission File No. 0-1402


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

The number of shares outstanding of the issuer's class of common stock as of September 30, 1998 was 48,164,250.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)



                                               THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------         -------------------------------
                                                  1998                 1997               1998                 1997
                                                ---------           ---------           ---------           ---------

Net sales                                       $ 288,106           $ 291,567           $ 901,998           $ 871,923
Cost of goods sold                                176,917             181,044             553,172             539,634
                                                ---------           ---------           ---------           ---------
Gross profit                                      111,189             110,523             348,826             332,289
Distribution cost / selling, general &
   administrative expenses                         74,900              77,120             233,765             228,258
                                                ---------           ---------           ---------           ---------
Operating income                                   36,289              33,403             115,061             104,031
Other income / (expense):
      Interest income                               1,090               1,812               3,085               4,056
      Other income                                    782                 197               1,388                 526
      Interest expense                             (1,424)             (1,636)             (4,149)             (4,940)
                                                ---------           ---------           ---------           ---------
Total other income / (expense)                        448                 373                 324                (358)
                                                ---------           ---------           ---------           ---------
Income before income taxes                         36,737              33,776             115,385             103,673
Income taxes                                       13,443              12,266              43,116              38,463
                                                ---------           ---------           ---------           ---------
Net income                                      $  23,294           $  21,510           $  72,269           $  65,210
                                                =========           =========           =========           =========

Basic earnings per share                        $    0.47           $    0.44           $    1.47           $    1.32
Diluted earnings per share                           0.47                0.44                1.46                1.32

Cash dividends declared per share               $    0.10           $   0.075           $    0.30           $   0.225


See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                        1998              1997
                                                                       --------          --------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                          $ 81,123          $ 46,562
    Marketable securities                                                   311            10,194
    Accounts receivable (less allowance for doubtful accounts
       of $3,664 in 1998 and $3,071 in 1997)                            177,232           163,437
    Inventories:
       Raw materials and in-process                                      87,103            80,606
       Finished goods                                                   107,286            97,962
                                                                       --------          --------
                                                                        194,389           178,568

    Deferred income taxes                                                16,161            15,868
    Other current assets                                                 25,872            18,914
                                                                       --------          --------
          TOTAL CURRENT ASSETS                                          495,088           433,543

OTHER ASSETS
    Goodwill - net                                                       35,819            34,751
    Other                                                                53,908            41,861
                                                                       --------          --------
                                                                         89,727            76,612
PROPERTY, PLANT AND EQUIPMENT
    Land                                                                 10,925            11,520
    Buildings                                                           114,284           111,353
    Machinery, tools and equipment                                      394,083           349,085
                                                                       --------          --------
                                                                        519,292           471,958
    Less:  accumulated depreciation and amortization                    286,844           269,923
                                                                       --------          --------
                                                                        232,448           202,035
                                                                       --------          --------

TOTAL ASSETS                                                           $817,263          $712,190
                                                                       ========          ========





See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)


                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1998                1997
                                                                                         ---------           ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Notes payable to banks                                                               $   3,281           $   1,968
    Trade accounts payable                                                                  55,334              52,497
    Salaries, wages and amounts withheld                                                    70,839              18,742
    Taxes, including income taxes                                                           42,030              40,284
    Dividend payable                                                                         4,816               4,922
    Other current liabilities                                                               61,722              56,138
    Current portion of long-term debt                                                        9,906               9,971
                                                                                         ---------           ---------
TOTAL CURRENT LIABILITIES                                                                  247,928             184,522

Long-term debt, less current portion                                                        54,546              54,360
Deferred income taxes                                                                       11,739              11,024
Other long-term liabilities                                                                 25,948              25,113

SHAREHOLDERS' EQUITY Preferred Shares, without par value:
       Authorized - 5,000,000 shares in 1998 and none in 1997;
       Issued and outstanding - none                                                          --                  --
    Common Shares, without par value -- at stated capital amount:
       Authorized - 120,000,000 shares in 1998 and 60,000,000 in 1997;
       Issued - 49,283,950 shares in 1998 and 21,542,014 shares in 1997;
       Outstanding - 48,164,250 shares in 1998 and 21,542,014 shares in 1997                 4,928               2,154
    Class A Common Shares (non-voting), without par value --
       at stated capital amount:
       Authorized - none in 1998 and 60,000,000 shares in 1997;
       Issued and outstanding - none in 1998 and 27,676,726 shares in 1997                    --                 2,768
    Additional paid-in capital                                                             104,438             103,722
    Retained earnings                                                                      416,777             359,639
    Accumulated other comprehensive income                                                 (28,203)            (31,112)
    Treasury shares, at cost, 1,119,700 shares in 1998, none in 1997                       (20,838)               --
                                                                                         ---------           ---------
TOTAL SHAREHOLDERS' EQUITY                                                                 477,102             437,171
                                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 817,263           $ 712,190
                                                                                         =========           =========




See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)



                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -----------------------------
                                                                               1998                1997
                                                                             ---------           ---------

OPERATING ACTIVITIES
Net income                                                                   $  72,269           $  65,210
Adjustments to reconcile net income to net cash provided by
     operating activities:
        Depreciation and amortization                                           20,156              20,797
        Changes in operating assets and liabilities:
            Increase in accounts receivable                                    (10,208)            (23,068)
            Increase in inventories                                            (13,964)             (4,845)
            Increase in other current assets                                    (6,427)            (13,799)
            Increase in accounts payable                                           455               2,316
            Increase in other current liabilities                               58,061              78,675
            Gross change in other noncurrent assets and liabilities             (3,038)             (6,882)
            Other - net                                                            805              (1,053)
                                                                             ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      118,109             117,351

INVESTING ACTIVITIES
     Capital expenditures                                                      (48,599)            (23,252)
     Acquisitions of businesses and equity investment                          (10,360)               --
     Purchase of marketable securities                                            (909)            (53,895)
     Proceeds from maturities of marketable securities                          10,872                --
     Proceeds from disposals of property, plant and equipment                    4,047                 818
                                                                             ---------           ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                        (44,949)            (76,329)

FINANCING ACTIVITIES
     Short-term borrowings - net                                                   379              (2,214)
     Long-term borrowings - net                                                 (4,500)               (598)
     Treasury share purchases                                                  (20,838)               --
     Dividends paid                                                            (14,777)            (10,390)
     Other                                                                         500                (105)
                                                                             ---------           ---------
NET CASH (USED) BY FINANCING ACTIVITIES                                        (39,236)            (13,307)

Effect of exchange rate changes on cash and cash equivalents                       637                 591
                                                                             ---------           ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                           34,561              28,306
Cash and cash equivalents at beginning of period                                46,562              40,491
                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  81,123           $  68,797
                                                                             =========           =========


See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts have been reclassified to conform to the current period presentation.

NOTE B - EARNINGS PER SHARE

Earnings per share amounts have been presented to conform to the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share. The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):


                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                            1998          1997                1998          1997
Numerator:
       Net income                                           $23,294       $21,510             $72,269       $65,210
                                                            =======       =======             =======       =======
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares                         49,152        49,217              49,221        49,438
       Effect of dilutive securities -
             Employee stock options                             244           201                 244           134
                                                            -------       -------             -------       -------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares                49,396        49,418              49,465        49,572
                                                            =======       =======             =======       =======

Basic earnings per share                                    $  0.47       $  0.44             $  1.47       $  1.32
Diluted earnings per share                                  $  0.47       $  0.44             $  1.46       $  1.32

Share amounts have been adjusted for the recapitalization. See NOTE F of these consolidated financial statements .

NOTE C - COMPREHENSIVE INCOME

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement No. 130 established new standards for the reporting and display of changes in equity that are not related to shareholder transactions. Such items are termed other comprehensive income, and include foreign currency translation adjustments and minimum pension liability adjustments. Statement No. 130 had no impact on the Company's net income or shareholders' equity. Currently, the Company's only component of other comprehensive income is the change in the currency translation adjustment. The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 follow (dollars in thousands):


                                                         Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                            -------------                 -------------
                                                          1998        1997              1998         1997
                                                        --------    --------          --------     --------
Net income                                              $ 23,294    $ 21,510          $ 72,269     $ 65,210
Other comprehensive income:
     Change in currency translation adjustment             6,247      (2,392)            2,909      (17,046)
                                                        --------    --------          --------     --------

Comprehensive income                                    $ 29,541    $ 19,118          $ 75,178     $ 48,164
                                                        ========    ========          ========     ========

NOTE D - INVENTORY VALUATION

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations.

NOTE E - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at September 30, 1998 include provisions for year-end bonuses and related payroll taxes of approximately $59 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - CORPORATE REORGANIZATION AND RECAPITALIZATION

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at September 30, 1998. The historical share and per share amounts disclosed in these consolidated financial statements have been restated to reflect the share conversion.

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

During July 1998, a French subsidiary of the Company acquired a 50% equity interest in AS Kaynak, a market leading welding products manufacturing subsidiary of Eczacibasi Holdings, headquartered in Istanbul, Turkey. The purchase price of the acquisition was not significant. The Company will account for its investment in AS Kaynak under the equity method. Equity earnings of this investment have been recorded under the caption Other income in the Consolidated Statement of Income

NOTE H - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement will become effective for the Company for fiscal year 2000. The Company is evaluating the effect of this statement on its accounting and reporting policies, but does not presently expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following table sets forth the Company's results of operations for the three and nine month periods ended September 30, 1998 and 1997:



                                                           Three months ended September 30,
                                              -----------------------------------------------------------
(dollars in millions)                                   1998                             1997
                                              -------------------------         -------------------------
                                               Amount        % of Sales          Amount        % of Sales
                                              --------       ----------         --------       ----------

Net sales                                     $  288.1           100.0%         $  291.6           100.0%
Cost of goods sold                               176.9            61.4%            181.1            62.1%
                                              --------         -------          --------         -------
Gross profit                                     111.2            38.6%            110.5            37.9%
Distribution cost / selling, general
    and administrative expenses                   74.9            26.0%             77.1            26.4%
                                              --------         -------          --------         -------
Operating income                                  36.3            12.6%             33.4            11.5%
Interest income                                    1.1             0.4%              1.8             0.6%
Other income                                       0.7             0.3%              0.2             0.1%
Interest expense, net                             (1.4)           (0.5%)            (1.6)           (0.6%)
                                              --------         -------          --------         -------
Income before income taxes                        36.7            12.8%             33.8            11.6%
Income taxes                                      13.4             4.7%             12.3             4.2%
                                              --------         -------          --------         -------
Net income                                    $   23.3             8.1%         $   21.5             7.4%
                                              ========         =======          ========         =======


                                                           Nine months ended September 30,
                                              -----------------------------------------------------------
(dollars in millions)                                 1998                              1997
                                              -------------------------         -------------------------
                                               Amount        % of Sales          Amount        % of Sales
                                              --------       ----------         --------       ----------

Net sales                                     $  902.0           100.0%         $  871.9           100.0%
Cost of goods sold                               553.2            61.3%            539.6            61.9%
                                              --------         -------          --------         -------
Gross profit                                     348.8            38.7%            332.3            38.1%
Distribution cost / selling, general
    and administrative expenses                  233.7            25.9%            228.3            26.2%
                                              --------         -------          --------         -------
Operating income                                 115.1            12.8%            104.0            11.9%
Interest income                                    3.1             0.3%              4.1             0.5%
Other income                                       1.3             0.2%              0.5             0.1%
Interest expense, net                             (4.1)           (0.5%)            (4.9)           (0.6%)
                                              --------         -------          --------         -------
Income before income taxes                       115.4            12.8%            103.7            11.9%
Income taxes                                      43.1             4.8%             38.5             4.4%
                                              --------         -------          --------         -------
Net income                                    $   72.3             8.0%         $   65.2             7.5%
                                              ========         =======          ========         =======




THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 1997
--------

NET SALES. Net sales for the quarter ended September 30, 1998 declined $3.5 million or 1.2% to $288.1 million from $291.6 million for the third quarter last year. Net sales from U.S. operations were $201.2 million for the quarter, down 1.9% from $205.0 million for the third quarter last year. The softening of export demand for U.S.-made products was the primary factor affecting sales volumes compared to the third quarter last year. The worldwide economic difficulties, particularly in Asia and in Russia, Africa and the Middle East, led to a drop in U.S. exports to $21.4 million in the quarter, compared with $27.9 million last year. Non-U.S. sales increased 0.3% to $86.9 million for the third quarter 1998, compared with $86.6 million in the third quarter last year. The declining value of certain foreign currencies against the U.S. dollar continued to have a net overall negative impact on non-U.S. sales. In local currencies, non-U.S. sales increased 4.7% over the third quarter last year.

GROSS PROFIT. Gross profit of $111.2 million for the third quarter 1998 increased 0.6% or $0.7 million from the prior year. Gross profit as a percentage of net sales increased to 38.6% compared with 37.9% for the third quarter last year. Gross margin percentage increased over that of last year due to higher factory utilization and improved product sales mix.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $2.2 million or 2.9% to $74.9 million for the third quarter 1998 as compared with $77.1 million for 1997. SG&A expense as a percentage of sales has declined to 26.0% from 26.4% in the 1997 period. The lower SG&A costs were the result of productivity improvements and cost containment measures, particularly related to distribution and selling costs.

SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization, of $18.9 million in the third quarter 1998, compared with $19.0 million in the 1997 period. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

INTEREST EXPENSE. Scheduled debt payments reduced debt levels and resulted in interest expense declining $0.2 million to $1.4 million for the quarter ended September 30, 1998 compared to $1.6 million for the third quarter 1997.

INCOME TAXES. Income taxes for the quarter ended September 30, 1998 were $13.4 million on income before income taxes of $36.7 million, an effective rate of 36.6%, as compared with income taxes of $12.3 million on income before income taxes of $33.8 million, or an effective rate of 36.3% for the same period in 1997. The change in the effective rate over the prior year was largely the result of the differing mix of earnings among subsidiaries.

NET INCOME. Net income increased 8.3% to $23.3 million or $0.47 per share (diluted) from $21.5 million or $0.44 per share (diluted) for the third quarter 1997. The effect of foreign currency exchange rate movements on net income was not significant.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1997
----

NET SALES. Net sales for the nine months ended September 30, 1998 were $902.0 million, an increase of $30.1 million or 3.4% from $871.9 million for the same period last year. Net sales from U.S. operations were $621.7 million for the nine months ended September 30, 1998, up 3.4% or $20.4 million over the prior year. This increase was due to market share gains domestically, which led to U.S. domestic sales growth of 5.9% over the same period last year. U.S. export sales were down $10.3 million or 12.6% for the first nine months of 1998, from $81.7 million last year. Reflecting the troubled state of their economies, sales in 1998 declined to the Asian region and the Russia, Africa and Middle East region. Non-U.S. sales increased 3.6% to $280.3 million through September 30, 1998, compared with $270.6 million last year. Currency exchange rates, caused by the strength of the U.S. dollar, had a negative impact on non-U.S. sales of $17.0 million. In local currencies, non-U.S. sales through September 30, 1998 rose almost 10% over 1997.

GROSS PROFIT. Gross profit of $348.8 million for the first nine months of 1998 increased 5.0% or $16.5 million from the prior year. Gross profit as a percentage of net sales increased 0.6% to 38.7% for 1998. Gross margin percentage improved primarily due to increased plant utilization and favorable product mix.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $5.4 million or 2.4% to $233.7 million for the first nine months of 1998, compared with $228.3 million for 1997. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. Bonus costs provided during the first nine months of 1998 were $59.1 million compared with $54.7 million in 1997.

Expected bonus costs are accrued in proportion to profitability, which has improved over 1997. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter. The higher sales volume has led to higher distribution costs. During 1998, the Company has also increased spending on information systems related to computer upgrades and the year 2000 issue. The Company's continued cost efficiency efforts resulted in SG&A expense as a percentage of sales declining to 25.9% from 26.2% in the 1997 period.

INTEREST EXPENSE. Reduced debt levels from annual debt payments has resulted in interest expense declining to $4.1 million for the nine months of 1998 compared with $4.9 million for 1997.

INCOME TAXES. Income taxes for the nine months ended September 30, 1998 were $43.1 million on income before income taxes of $115.4 million, an effective rate of 37.4%, as compared with income taxes of $38.5 million on income before income taxes of $103.7 million, or an effective rate of 37.1% for the same period in 1997. The increase in the 1998 effective rate over the prior year was primarily the result of certain foreign subsidiaries exhausting net operating loss carryforwards in 1997 and the mix of earnings among subsidiaries in 1998.

NET INCOME. Net income increased 10.8% to $72.3 million or $1.46 per share (diluted) from $65.2 million or $1.32 per share (diluted) for 1997. The effect of the strengthening U.S. dollar against foreign currencies on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the nine months ended September 30, 1998 was $118.1 million compared with $117.4 million for 1997. During the third quarter, specific efforts targeted at working capital efficiency have resulted in improvements in working capital over the second quarter.

Capital expenditures for the nine months ended September 30, 1998 increased $25.3 million to $48.6 million as compared with $23.3 million in 1997. The increase in capital spending over 1997 was related to additional electrode manufacturing capacity in China, Canada and Mexico and spending on information systems in the U.S., Europe and Australia.

During 1998 the Company acquired Indalco Alloys Inc. of Canada, Uhrhan & Schwill GmbH of Germany and a 50% equity interest in AS Kaynak of Turkey. The operating results of Indalco are included within those of the Company beginning in March 1998, and for Uhrhan & Schwill, beginning in May 1998. The results of acquired companies for the first nine months of 1998 were not significant.

The Company's ratio of total debt to total capitalization decreased to 12.4% at September 30, 1998 from 13.2% at December 31, 1997.

During September 1998, the Company began purchasing shares of its common stock on the open market under its share repurchase program. Through the end of the third quarter, the Company purchased 1,119,700 shares at an average price of $18.61 per share.

The Company paid cash dividends of $14.8 million or $0.30 per share during the first nine months of 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 1. Legal Proceedings" within the Company's Annual Report on Form 10-K for the year-ended December 31, 1997, as well as the update set forth in the quarterly report on Form 10-Q for the six months ended June 30, 1998. See also NOTE K of the audited consolidated financial statements for the year-ended December 31, 1997.

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

INFORMATION SYSTEMS IMPLEMENTATIONS AND YEAR 2000 ISSUE
-------------------------------------------------------

The Company is presently replacing many of its legacy Information Technology
(IT) Systems and believes that with conversions to new software and computer systems, the Year 2000 Issue will be mitigated. Accordingly, all of the Company's business units are actively involved in its Year 2000 conversion plan. The Company will utilize both internal and external resources to replace and test software.

The Company is also replacing systems used in the manufacture and distribution of its products and does not anticipate any disruption in the supply of products to its customers. In addition, to assure continuous flow of products to end customers, the Company has surveyed and is now assessing Year 2000 readiness on the part of the Company's supply chain. The majority of the suppliers responding to the Company's survey indicated that they were in the process of implementing their own Year 2000 compliance programs. Based upon the outcome of the

Company's final assessment of its external supply chain components, business process and systems contingency plans are being developed and will be implemented accordingly.

The Company has completed or is currently on schedule with various phases of its compliance program and has made significant progress towards the completion of its total planned efforts. The Company expects the Year 2000 compliance efforts to be substantially completed by the second quarter of 1999.

The incremental cost of Information Systems expenditures, including system enhancements and non-IT Year 2000 projects, is estimated at $65 million, of which $55 million is expected to be capitalized. The Company's total project cost and estimated time to complete the project are based on presently available information.

The Company plans to complete its IT Implementation and Year 2000 projects and have all systems compliant before December 31, 1999. However, there are no assurances that the systems of other companies on which the Company relies also will be Year 2000 compliant. Any failure by the Company to meet its current timetable or by the Company's vendors or customers to achieve Year 2000 compliance could have a material adverse effect on the Company's systems, results of operations and financial condition.

Part II - Other Information

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No    Description
                  ----------    -----------

                  (10) Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Massaro, Stropki, Elliott, Stueber and Vogt)

                  (27)          Financial Data Schedule.

         (b)      Reports on Form 8-K - None.

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

November 13, 1998