Form 10-K
period 1998-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 1999-03-23
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-1402

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

The aggregate market value of the common shares held by non-affiliates as of February 28, 1999 was $759,693,140 (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).

The number of shares outstanding of the registrant's common shares as of February 28, 1999 was 45,776,824.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 4, 1999 are hereby incorporated by reference into
Part III.

PART I

Item 1. Business
        --------

As used in Item 1 of this report, the term "Company", except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., the publicly-held parent of The Lincoln Electric Company, and other Lincoln Electric subsidiaries. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. During 1998, The Lincoln Electric Company reorganized into a holding company structure and Lincoln Electric Holdings, Inc. became the publicly-held parent of Lincoln Electric subsidiaries worldwide, including The Lincoln Electric Company.

The Company is a full-line manufacturer of welding and cutting products and integral horsepower industrial electric motors. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. Sales of welding products accounted for 94% of the Company's net sales in 1998.

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

The Company's products are sold in both domestic and international markets. In the domestic market, they are sold directly by the Company's own sales organization as well as by distributors and retailers. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors, agents, dealers and product users that operate in more than eighty-six countries. The Company has manufacturing facilities located in the United States, Australia, Canada, Mexico, England, France, Germany, Indonesia, Ireland, Italy, the Netherlands, Norway, People's Republic of China, Spain and Turkey. In addition, the Company added manufacturing capacity in the Philippines in 1999. See Note G to the consolidated financial statements with respect to geographic area information.

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

Research activities relating to the development of new products and the improvement of existing products in 1998 were all Company-sponsored. These activities were primarily related to the development of new products. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 1998 was approximately 6,400.

The table below sets forth consolidated net sales by product line for the most recent three years:



     (IN THOUSANDS OF DOLLARS)                              1998                  1997                  1996
                                                         ----------            ----------            ----------
Arc Welding and Other Welding Products                   $1,118,169            $1,082,054            $1,031,271
                                                                94%                   93%                   93%
All Other                                                    68,510                77,013                77,873
                                                                 6%                    7%                    7%
                                                         ----------            ----------            ----------
                                                         $1,186,679            $1,159,067            $1,109,144
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

In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States and 17 manufacturing locations in 14 foreign countries, the locations of which are as follows:


    United States:                     Gainesville, Georgia; Monterey Park, California.
    Australia:                         Sydney.
    Canada:                            Toronto; Mississauga.
    England:                           Sheffield.
    France:                            Grand-Quevilly.
    Germany:                           Essen.
    Indonesia:                         Cikarang.
    Ireland:                           Rathnew.
    Italy:                             Pianoro; Milano; Celle Ligure.
    Mexico:                            Mexico City.
    Netherlands:                       Nijmegen.
    Norway:                            Andebu.
    People's Republic of China:        Shanghai.
    Spain:                             Barcelona.
    Turkey:                            Istanbul.

In addition, the Company opened a manufacturing joint venture in the Philippines in 1999 and is in the process of opening a second Mexican facility in Torreon, Mexico.

All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to lease commitments. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 1998, $4.9 million of indebtedness was secured by property, plant and equipment.

Item 3.   Legal Proceedings
          -----------------

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions. Among such proceedings are the cases described below.

The Company is a defendant or co-defendant in ten lawsuits filed against the Company in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode. One of the complaints includes a fraud claim, as well as a claim under California's Unfair Business Practices Act. The latter claim demands restitution of all amounts paid by purchasers for the Company's E70T-4 electrode, with interest, plus a permanent injunction requiring the Company to inspect all steel-framed buildings in "Greater Los Angeles" and to remove and replace any E70T-4 welds.

As previously reported, the Company has also been a defendant or co-defendant in ten other similar cases involving steel-framed buildings in Greater Los Angeles following the Northridge earthquake. Five of those cases were voluntarily dismissed and the Company has settled the five other cases.

The Company is co-defendant in twelve cases involving twelve plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums.

Claims pending against the Company alleging asbestos induced illness total approximately 16,800. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.

The Company is also a co-defendant in several cases alleging that exposure to welding fumes generally impaired the respiratory system of various plaintiffs. The plaintiffs seek compensatory and punitive damages for unspecified sums.

The Company, together with hundreds of other co-defendants, is a defendant in state court in Morris County, Texas, in litigation on behalf of 359 claimants, all prior employees of a local pipe fabricator, alleging that occupational exposures caused a wide variety of illnesses. The plaintiffs seek compensatory and punitive damages of unspecified sums.

Defense and indemnity costs of the Company in product liability cases involving injuries allegedly resulting from exposure to fumes and gases in the welding environment may be affected by the outcome of pending litigation with the St. Paul Fire and Marine Insurance Company ("St. Paul"), in which St. Paul and the Company disagree about the allocation among various liability insurance policies of defense and indemnity costs of welding fume cases. Following the April, 1998 trial of the Company's case against St. Paul, the United States District Court for the Northern District of Ohio (Akron) ordered St. Paul to pay the Company compensatory damages plus prejudgment interest for misallocating past expenses related to welding fume cases. Additionally, the Court held that the Company may utilize St. Paul occurrence-based policies sold prior to 1985 for defense and verdict costs of various pending and potential future fume cases. St. Paul is appealing the decision to the U.S. Court of Appeals for the Sixth Circuit.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

            NAME                       AGE                                       POSITION
------------------                     ---        ---------------------------------------------------------------------
Anthony A. Massaro                      55        Chairman of the Board  since  1997; Chief Executive Officer since
                                                  1996; President and Chief Operating Officer since 1996; Corporate
                                                  Vice President and President  Lincoln Europe 1994-1995; Director of
                                                  International Operations 1993-1994.

John M. Stropki                         48        Executive Vice President, President North America since 1995; Senior
                                                  Vice President, Sales 1994-1995; General Sales Manager 1992-1994.

H. Jay Elliott                          57        Senior Vice President, Chief Financial Officer and Treasurer since
                                                  1996; Vice President, Chief Financial Officer, and Treasurer
                                                  1994-1996; International Chief Financial Officer 1993-1994.



       NAME                             AGE                                    POSITION
------------------                     ---        ---------------------------------------------------------------------
Frederick G. Stueber                    45        Senior Vice President, General Counsel and Secretary since 1996;
                                                  Vice  President, General Counsel and Secretary 1995-1996; prior thereto, partner in the law firm of Jones, Day, Reavis & Pogue.

William J. Twyble                       66        Senior Vice President, Engineering and Marketing since 1997; Vice
                                                  President of the Company since 1996; CEO, Managing Director LEC
                                                  (Australia) Pty. Ltd. 1988-1996.

James E. Schilling                      62        Vice President, Corporate Development since 1999; Director, Business
                                                  Development since 1998; prior thereto, General Manager, Strategic
                                                  Management of CBS Corporation (Westinghouse Electric Corporation
                                                  prior to 1997) from 1993-1998.

Raymond S. Vogt                         57        Vice  President, Human Resources since 1996; prior thereto, Vice
                                                  President, Human Resources, AM International 1995-1996; FMC
                                                  Corporation, Director of Human Resources, FMC Europe 1995; Director,
                                                  Human Resources, Food Machinery Group 1991-1995.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          ----------------------------------------------------------------
          Matters
          -------

The Company's Common Shares (LECO) are traded on The Nasdaq Stock Market. The number of record holders of Common Shares at December 31, 1998 was 2,601.

Quarterly high and low stock prices and dividends declared for the last two years were:


                                   1998                                     1997
                      ---------------------------------        ----------------------------------
                                              Dividends                                 Dividends
                      High          Low        Declared        High          Low        Declared
                      ----          ---        --------        ----          ---        --------
March 31              $24.19       $17.63       $0.10         $18.63       $15.75        $0.075
June 30                24.88        20.13        0.10          20.69        16.50         0.075
September 30           25.00        16.63        0.10          21.06        17.63         0.075
December 31            23.88        18.63        0.12          21.19        18.75          0.10

All per share amounts have been adjusted for the reorganization, which had the economic effect of a two-for-one stock split.

Source:  The Nasdaq Stock Market

Item 6.   Selected Financial Data
          -----------------------



                                                                              Year Ended December
                                                      1998          1997           1996           1995            1994
                                                  ----------     ----------     ----------     ----------      ----------

                                                           (In thousands of dollars, except per share data)

Net sales                                         $1,186,679     $1,159,067     $1,109,144     $1,032,398      $ 906,604
Net income                                            93,719         85,414         74,253         61,475         48,008

Basic earnings per share                          $     1.92     $     1.73     $     1.49     $     1.32      $    1.09

Diluted earnings per share                              1.91           1.73           1.49           1.32           1.09

Cash dividends declared                           $     0.42     $    0.325     $     0.24     $     0.21      $    0.19
                                                  ==========     ==========     ==========     ==========      =========
Total assets                                      $  782,906     $  712,190     $  647,199     $  617,760      $ 556,857
                                                  ==========     ==========     ==========     ==========      =========
Long-term debt                                    $   46,766     $   54,360     $   64,148     $   93,582      $ 194,831
                                                  ==========     ==========     ==========    ===========      =========

The per share amounts presented above reflect the corporate reorganization (see Note B to the consolidated financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

GENERAL

The Company is one of the world's largest designers and manufacturers of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding products, which represented 94% of the Company's 1998 net sales. The Company also manufactures a broad line of integral horsepower industrial electric motors.

For the fifth consecutive year, the Company reported its highest net sales and net income in its history. This was due to increased sales volumes, improved margins and continued cost control programs. Consolidated net sales increased 2.4% over 1997 to $1.187 billion. Net income increased 9.7% to $93.7 million or $1.91 per share (diluted). Sales growth and market share gains were experienced both in the U.S. and abroad. While non-U.S. sales grew slightly in U.S. dollar terms, local currency sales rose 8.0% over 1997.

During July 1998, the Company began operations at its new electrode plant in the People's Republic of China. In 1999, additional electrode manufacturing facilities are planned to be operational in the Philippines and Mexico. The Company believes that the high quality of its products, advanced engineering expertise and its strong distributor network, coupled with its large, technically trained sales force, has enabled the Company to continue to be a key participant in the global marketplace.

The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. With highly competitive conditions in the welding industry, the Company will continue to emphasize its status as a single source supplier, which it believes is most capable of meeting the broadest range of its customers' welding needs.

Research and development expenditures were $17.7 million in 1998, compared with $16.5 million in 1997. Expenditures were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company's leadership position and to introduce new products at an appropriate rate to sustain future growth.

REORGANIZATION

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at December 31, 1998. The historical share and per share amounts disclosed in the consolidated financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented on a consistent basis reflecting the effective two-for-one stock split.

Effective May 28, 1997, certain changes in the Company's capital structure were implemented. Class B Common Shares were eliminated, and the 486,772 outstanding Class B Common Shares were converted into 282,747 Common Shares. Additionally, the authorized capital was increased to 60 million Common Shares and 60 million Class A Common Shares.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations:

                                                              Year ended December 31,
(Dollars in millions)
                                          1998                        1997                       1996
                                          -----                       -----                      ----
                                 Amount        % of Sales     Amount       % of Sales    Amount       % of Sales
                                 ------        ----------     ------       ----------    ------       ----------
Net Sales                       $1,186.7          100.0%    $1,159.1          100.0%    $1,109.1          100.0%
Cost of Goods Sold                 729.6           61.5%       718.4           62.0%       686.5           61.9%
                                --------       --------     --------       --------     --------       --------
  Gross Profit                     457.1           38.5%       440.7           38.0%       422.6           38.1%

Distribution Cost/Selling

  General & Admin. Expense         309.7           26.1%       305.8           26.4%       310.3           28.0%
                                --------       --------     --------       --------     --------       --------

Operating Income                   147.4           12.4%       134.9           11.6%       112.3           10.1%

Interest Income                      4.1            0.3%         5.9            0.5%         2.9            0.3%
Other Income                         1.2            0.1%         0.7            0.1%        10.4            0.9%
Interest (Expense)                  (5.6)          (0.4%)       (6.3)          (0.5%)       (7.7)          (0.7%)
                                --------       --------     --------       --------     --------       --------

Income Before Income Taxes         147.1           12.4%       135.2           11.7%       117.9           10.6%

Income Taxes                        53.4            4.5%        49.8            4.3%        43.6            3.9%
                                --------       --------     --------       --------     --------       --------
Net Income                      $   93.7            7.9%    $   85.4            7.4%    $   74.3            6.7%
                                ========       ========     ========       ========     ========       ========

1998 COMPARED TO 1997

Net Sales. Net sales for 1998 increased 2.4% to $1,186.7 million from $1,159.1 million in 1997. Third party sales from U.S. operations increased by 2.1% to $816.6 million from $799.5 million in 1997. U.S. domestic sales increased 4.3% over 1997. Included in U.S. sales were international export sales of $92.5 million for 1998, which decreased $13 million or 12.3% from $105.5 million in 1997. Non-U.S. third party sales increased 2.9% to $370.1 million from $359.6 million in 1997. Sales increases in the international regions were primarily volume driven. The weakening of foreign currencies against the U.S. dollar reduced non-U.S. sales by $18.4 million or 4.7%. Non-U.S. and export sales for 1998 amounted to 39.0% of the Company's total sales.

U.S. third party sales benefited from the strong U.S. economy in the first and second quarters, and the third year of the SourceOne distributor incentive program. The worldwide economic difficulties, particularly in Asia and in Russia, Africa and the Middle East, were the primary reason for the drop in exports of U.S.-made products. U.S. and world demand was lower in the third and fourth quarters, compared with 1997 and the first half of 1998.

Gross Profit. Gross profit improved to $457.1 million in 1998 from $440.7 million in 1997. Gross profit as a percentage of sales was 38.5% in 1998, compared with 38.0% in 1997. U.S. margins improved from volume efficiencies and continued cost control efforts. Gross margins have improved primarily due to increased plant utilization, favorable product mix and selected price increases. Gross profit as a percentage of sales improved for the European operations due to a more favorable product mix, product line rationalization and higher capacity utilization. Lower export sales from Australia due to the economic difficulties in Asia negatively impacted margins.

Distribution Cost/Selling, General and Administrative (SG&A) Expenses. Distribution cost/selling, general and administrative expenses were $309.7 million in 1998, or 26.1% of sales, as compared to $305.8 million, or 26.4% of sales in 1997. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs. The increase in SG&A over last year is due to higher distribution and freight costs, higher planned R&D spending, increased costs related to the U.S. and European information technology initiatives and higher bonus expense. Increases in distribution and freight costs were in line with higher sales volumes. The strengthening U.S. dollar reduced SG&A costs for non-U.S. operations by $4.8 million.

Interest Income. Interest income decreased $1.8 million or 29.9% to $4.1 million in 1998. The decline reflects reduced levels of cash investments due to increased capital expenditures, purchases of treasury shares, an increase in the shareholder dividend payout and the increased use of lower yielding, non-taxable investments.

Interest Expense. Interest expense decreased $0.7 million or 10.6% to $5.6 million in 1998. The decline reflects lower debt levels due to scheduled debt repayments.

Income Taxes. Income taxes in 1998 were $53.4 million on income before income taxes of $147.1 million, an effective rate of 36.3%, as compared with income taxes of $49.8 million in 1997 on income before income taxes of $135.2 million, or an effective tax rate of 36.8%. The decrease in the effective tax rate reflects the higher utilization of tax credits.

Net Income. Net income for 1998 was $93.7 million, as compared with net income of $85.4 million in 1997, or an increase of 9.7%. The effect of exchange rate movements on net income was not material for 1998 or 1997.

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

Gross Profit. Gross profit improved to $440.7 million in 1997 from $422.6 million in 1996. Gross profit as a percentage of sales was 38.0% in 1997, compared with 38.1% in 1996. In the U.S., gross margins have benefited from improved volume efficiencies. However, increased product liability and defense costs and the absence of higher margin gas sales have caused U.S. margins to decline slightly from 1996. Product liability costs increased in 1997 as a result of the costs of defense and settlement of litigation. See "Item 3. Legal Proceedings". Gross profit as a percentage of sales improved for the European operations due to a more favorable product mix, product line rationalization and higher capacity utilization. Lower export sales from Australia due to the economic difficulties in Asia negatively impacted margins.

Distribution Cost/Selling, General and Administrative (SG&A) Expenses. Distribution cost/selling, general and administrative expenses were $305.8 million in 1997, or 26.4% of sales, as compared to $310.3 million, or 28.0% of sales in 1996. SG&A expenses in 1997 included non-recurring charges of $3.5 million ($2.1 million after-tax, or $0.04 per share (basic and diluted)) principally relating to asset write-downs and redundancy costs in Europe. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs. SG&A expenses for 1996 included net non-recurring charges of $10.9 million ($6.6 million after-tax, or $0.13 per share (basic and diluted)). The SG&A increase over 1996 (excluding non-recurring charges) is principally the result of higher distribution and freight costs and higher bonus expense. Increases in distribution and freight costs were in line with higher sales volumes. The exclusion of the gas distribution businesses incrementally reduced SG&A expenses by $6.4 million from 1996. Lower SG&A costs for non-U.S. operations were achieved through tighter cost controls. In addition, the strengthening U.S. dollar reduced SG&A costs for non-U.S. operations by $8.3 million.

Interest Income. Increased available cash for investment resulted in interest income increasing $3.0 million, or 107.5% from 1996.

Other Income. Other income in 1996 included a gain of $8.4 million ($5.1 million after-tax, or $0.10 per share (basic and diluted)) relating to the sale of the Company's gas distribution businesses.

Interest Expense. Interest expense decreased $1.4 million or 17.9% to $6.3 million in 1997. The decline reflects lower debt levels from annual debt payments.

Income Taxes. Income taxes in 1997 were $49.8 million on income before income taxes of $135.2 million, an effective rate of 36.8%, as compared with income taxes of $43.6 million in 1996 on income before income taxes of $117.9 million, or an effective tax rate of 37.0%. The decrease in the effective tax rate reflects the utilization of non-U.S. tax loss carryforwards.

Net Income. Net income for 1997 was $85.4 million, as compared with net income of $74.3 million in 1996, or an increase of 15.0%. The net effect of non-recurring items reduced 1996 net income by $1.5 million or $0.03 per share (basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company reduced its debt levels by 8.5% from $66.3 million at December 31, 1997 to $60.7 million at December 31, 1998. Total percent of debt to total capitalization dropped to 11.0% at December 31, 1998 from 13.2% at December 31, 1997. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $122.1 million in 1998, an increase of $33.2 million from $88.9 million in 1997. Reduced use of working capital in supporting sales growth has resulted in improvements in working capital consumed over the prior year.

Capital expenditures during 1998 were $81.4 million, a 118.3% increase from 1997. Capital spending for 1998 included plant modernization efforts in the U.S., information technology initiatives in the U.S., Australia and Europe, and expanded capacity in Canada, Latin America and Asia. The Company expects to continue to add capacity and modernize facilities selectively in both the domestic and international markets.

During 1998 the Company acquired a 75% interest in Indalco Alloys Inc. of Canada, Uhrhan & Schwill GmbH of Germany and a 50% equity interest in AS Kaynak of Turkey. The operating results of Indalco are included within those of the Company beginning in March 1998, and for Uhrhan & Schwill, beginning in May 1998. Equity income (loss) from AS Kaynak was included in the Consolidated Statement of Income beginning in July 1998. The results of acquired companies for 1998 were not significant.

A total of $19.6 million in dividends was paid during 1998. In November 1998, the quarterly dividend was increased from $0.10 per share to $0.12 per share. This dividend was paid in January 1999.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998. This Statement will become effective for the Company for fiscal year 2000. The Company is evaluating the effect of this Statement on its accounting and reporting policies, but does not presently expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

INFORMATION SYSTEMS IMPLEMENTATIONS AND YEAR 2000 ISSUE

The Company is replacing many of its legacy Information Technology (IT) Systems and believes with conversions to new software and computer systems, the Year 2000 Issue will be mitigated. Accordingly, all of the Company's business units are actively involved in its Year 2000 conversion plan. The Company is utilizing both internal and external resources to replace and test software.

The Company is also replacing systems used in the manufacture and distribution of its products and does not anticipate disruptions in the supply of products to its customers. In addition, to assure continuous flow of products to end customers, the Company has surveyed and is now assessing Year 2000 readiness on the part of the Company's supply chain. The majority of the suppliers responding to the Company's survey indicated that they were in the process of implementing their own Year 2000 compliance programs. Based upon the outcome of the Company's final assessment of its external supply chain components, business process and systems contingency plans will be developed and implemented. Although plans have not yet been developed, the Company anticipates these plans will include identification of alternative suppliers and increasing inventory safety stocks.

The Company's Year 2000 readiness activities include IT areas such as business systems, technical infrastructure and end-user computing and non-IT areas such as manufacturing, warehousing and servicing equipment, environmental operations, supplier base and end products. These activities require the identification of affected systems and equipment, impact analysis, compliance strategy and implementation and testing of remediation.

The Company has completed or is currently on schedule with various phases of its compliance program and has made significant progress towards the completion of its total planned efforts. The Company expects the Year 2000 compliance efforts to be substantially completed by the second quarter of 1999.

The incremental cost of Information Systems expenditures, including system enhancements and non-IT Year 2000 projects, is estimated at $65 million, of which $55 million is expected to be capitalized. At December 31, 1998, approximately $37 million has been capitalized and $8.2 million has been expensed. Substantially all of the costs to be incurred relate to replacement costs for hardware and software which will provide enhanced functionality over current IT systems. Cash flows related to these costs have been and will continue to be provided by funds generated from operations. The Company's total project cost and estimated time to complete the project are based on presently available information. The Company requires periodic project status reporting and cost estimates are revised as information becomes available.

The Company plans to complete its IT Implementation and Year 2000 projects and have all systems compliant before December 31, 1999. However, there are no assurances that the systems of other companies on which the Company relies also will be Year 2000 compliant. Disruptions caused by suppliers or customers would impair the Company's ability to obtain materials and services for production or the ability to sell to customers. If a disruption occurred, the Company would experience lost sales and profits. The Company's assessment and remediation program is addressing this uncertainty but its ability to ascertain the readiness of its suppliers and customers is limited. Any failure by the Company to meet its current timetable or by the Company's vendors or customers to achieve Year 2000 compliance could have a material adverse effect on the Company's systems, results of operations and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

* Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 3. Legal Proceedings" within this report and Note K to the consolidated financial statements contained herein for further discussion of litigation.

* Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company's ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company's competitive position could also be adversely affected should new or emerging entrants (particularly where foreign currencies have been significantly devalued) become more active in the arc welding business.

* International Markets. The Company's long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and expansion poses challenging demands within the Company's infrastructure. Further, many developing economies have deteriorated over the last 18 months and are now experiencing significant degrees of political and economic instability, making international growth difficult.

* Cyclicality and Maturity of the Welding Industry. The United States arc welding industry is both mature and cyclical. The growth of the domestic arc welding industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also cut into the domestic demand for arc welding products.

* Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions at its domestic facilities and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

* Research and Development. The Company's continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

Item 7a. Market Risk
         -----------

The Company's primary financial market risks include fluctuations in currency exchange rates, commodity prices and interest rates. The Company manages these risks by using derivative financial instruments in accordance with established policies and procedures. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1998, the principal transactions hedged were short-term intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At December 31, 1998 the Company had approximately $25 million notional amount of foreign exchange contracts which hedged recorded balance sheet exposures or firm commitments. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's open foreign exchange contracts at December 31, 1998 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

From time to time, the Company uses various hedging arrangements to manage the Company's exposure to price risk from commodity purchases. The primary commodity hedged is copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 1998, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

The fair value of the Company's cash and short-term investment portfolio at December 31, 1998, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

At December 31, 1998, the fair value of notes payable approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted average short-term borrowing rate at December 31, 1998, and was not materially different from the year-end carrying value.

The Company utilizes an interest rate swap as a hedge to effectively change the characteristics of the interest rate of its 8.73% fixed rate debt without actually changing the debt instrument. The swap involves the exchange of the Company's 8.73% fixed rate debt for a floating rate based on a 3-month LIBOR basket swap plus a spread of 381 basis points. Payments or receipts on the agreement are recorded as adjustments to interest expense. A 1% increase in the 3-month LIBOR basket swap rate would increase the amount paid by approximately $0.5 million. (See Note D to the Consolidated Financial Statements for further discussion of Debt Instruments.)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 1999. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a) (1)  Financial Statements
         --------------------

         The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements - December 31, 1998

         Report of Independent Auditors

(a) (2)  Financial Statement Schedules
         -----------------------------

         The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page: Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a) (3)  Exhibits
         --------

         Exhibit No.                             Description
         -----------       -----------------------------------------------------

         2 Agreement of Merger dated as of May 19, 1998 made by and among Lincoln Electric Merger Co., The Lincoln
                           Electric Company, and Lincoln Electric Holdings, Inc.
                           (filed as Exhibit (2) to Form 8-K of Lincoln Electric
                           Holdings, Inc. dated June 2, 1998, SEC File No.
                           0-1402 and incorporated herein by reference and made a part hereof).

         3(a)              Restated Articles of Incorporation of Lincoln
                           Electric Holdings, Inc. (filed as Exhibit (3)(a) to
                           Form 10-Q of Form 8-K of Lincoln Electric Holdings,
                           Inc. dated June 2, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         Exhibit No.                                Description
         -----------       -----------------------------------------------------
         3(b)              Code of Regulations of Lincoln Electric Holdings,
                           Inc. (filed as Exhibit (3)(b) to Form 8-K of Lincoln
                           Electric Holdings, Inc. dated June 2, 1998, SEC File
                           No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(a) Note Agreement dated November 20, 1991 between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1991, SEC File No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated March 18, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated October 31, 1994 (filed as Exhibit 4(a) to Form 10-Q of The Lincoln Electric Company for the period ended September 30, 1994, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); and as further amended by letter dated December 20, 1995 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by letter dated November 11, 1998 filed herewith.

         10(b) Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as amended by Amendment No. 2 dated May 8, 1998; and as further amended by Amendment No. 3 dated October 23, 1998 filed herewith.

         10(c) Lincoln Electric Holdings, Inc. 1998 Stock Option Plan (filed as Annex F to the Registration Statement on Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, incorporated herein by reference and made a part hereof).

         10(d) The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 filed herewith.

         10(e) Form of Indemnification Agreement (filed as Exhibit 10(b) to Form 10-K of the Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402 and incorporated herein by reference).

         Exhibit No.                             Description
         -----------       -----------------------------------------------------
         10(f)             The Lincoln Electric Company Supplemental Executive
                           Retirement Plan, as amended (filed as Exhibit 10(c) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(g) The Lincoln Electric Company Deferred Compensation Plan, as amended (filed as Exhibit 10(d) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as amended by Amendment No. 4 dated as of January 1, 1998; and as further amended by Amendment No. 5 dated as of January 1, 1998 filed herewith.

         10(h)             Description of Management Incentive Plan (filed as
                           Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(i)             Description of Long Term Performance Plan (filed as
                           Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(j) Description of Non-Employee Directors' Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995 SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as adopted by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption dated December 29, 1998 filed herewith.

         10(k) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as amended by Amendment No. 1 dated as of December 29, 1998 filed herewith.

         10(l)             Summary of Employment Agreements filed herewith.

         10(m) The Lincoln Electric Company Executive Benefit Plan (filed as Exhibit 10(l) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(n) Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Massaro, Stropki, Elliott, Stueber and Vogt) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended September 30, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         21                Subsidiaries of the Registrant.

         Exhibit No.                         Description
         -----------       -----------------------------------------------------

         23                Consent of Independent Auditors.

         24                Powers of Attorney

         27                Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

(c) The exhibits which are listed under Item 14 (a) (3) are filed in a separate section of the report following the signature page or incorporated by reference herein.

(d) The financial statement schedule which is listed under item 14 (a) (2) is filed in a separate section of the report following the signature page.

Upon request, Lincoln Electric Holdings, Inc. will furnish to security holders copies of any exhibit to the Form 10-K report upon payment of a reasonable fee. Any requests should be made in writing to: Mr. H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer, Lincoln Electric Holdings, Inc., 22801 St. Clair Avenue, Cleveland, Ohio 44117; Phone: (216) 481-8100.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LINCOLN ELECTRIC HOLDINGS, INC.
                                -------------------------------
                                         (Registrant)

                                By: /s/ H. JAY ELLIOTT
                                    --------------------------------------------
                                    H. Jay Elliott, Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5 1999.

/s/ ANTHONY A. MASSARO                               /s/ H. JAY ELLIOTT
--------------------------------------               ----------------------------------------------
Anthony A. Massaro, Chairman of the                  H. Jay Elliott, Senior Vice President,
Board, President and Chief Executive                 Chief Financial Officer and Treasurer
Officer (principal executive officer)                (principal financial and accounting officer)

/s/ JOHN M. STROPKI
--------------------------------------
John M. Stropki, Director of the
Company, Executive Vice President,
President North America

/s/ URSULA M. BURNS                                  /s/ G. RUSSELL LINCOLN
--------------------------------------               ----------------------------------------------
Ursula M. Burns, Director                            G. Russell Lincoln, Director

/s/ HARRY CARLSON                                    /s/ KATHRYN JO LINCOLN
--------------------------------------               ----------------------------------------------
Harry Carlson, Director                              Kathryn Jo Lincoln, Director

/s/ DAVID H. GUNNING                                 /s/ HENRY L. MEYER III
--------------------------------------               ----------------------------------------------
David H. Gunning, Director                           Henry L. Meyer III, Director

/s/ EDWARD E. HOOD, JR.                              /s/ CRAIG R. SMITH
--------------------------------------               ----------------------------------------------
Edward E. Hood, Jr., Director                        Craig R. Smith, Director

/s/ PAUL E. LEGO                                     /s/ FRANK L. STEINGASS
--------------------------------------               ----------------------------------------------
Paul E. Lego, Director                               Frank L. Steingass, Director

/s/ DAVID C. LINCOLN
--------------------------------------
David C. Lincoln, Director

                           ANNUAL REPORT ON FORM 10-K

             ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(c) AND 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Lincoln Electric Holdings, Inc.

We have audited the consolidated financial statements of Lincoln Electric Holdings, Inc. (successor to The Lincoln Electric Company) and subsidiaries listed in the accompanying Index to Financial Statements at Item 14 (a)(1). Our audits also included the financial statement schedule listed in the Index at
Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

Cleveland, Ohio
February 2, 1999

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31
                                                                                        1998                 1997
                                                                                    -----------           ----------
                                                                                         (In thousands of dollars)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                          $   39,095           $   46,562
  Marketable securities                                                                     311               10,194
  Accounts receivable (less allowances of $3,563 in 1998;
      $3,071 in 1997)                                                                   167,830              163,437
  Inventories
    Raw materials and in-process                                                         82,030               80,606
    Finished goods                                                                      104,291               97,962
                                                                                     ----------           ----------
                                                                                        186,321              178,568

  Deferred income taxes                                                                  17,751               15,868
  Other current assets                                                                   25,533               18,914
                                                                                     ----------           ----------
TOTAL CURRENT ASSETS                                                                    436,841              433,543

PROPERTY, PLANT AND EQUIPMENT

  Land                                                                                   11,447               11,520
  Buildings                                                                             115,538              111,353
  Machinery, tools and equipment                                                        424,307              349,085
                                                                                     ----------           ----------
                                                                                        551,292              471,958
  Less:  accumulated depreciation and amortization                                      291,501              269,923
                                                                                     ----------           ----------
                                                                                        259,791              202,035

OTHER ASSETS

  Goodwill                                                                               35,747               34,751
  Other                                                                                  50,527               41,861
                                                                                     ----------           ----------
                                                                                         86,274               76,612


TOTAL ASSETS                                                                         $  782,906           $  712,190
                                                                                     ==========           ==========

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31
                                                                                      1998        1997
                                                                                   ---------    ---------
                                                                                   (In thousands of dollars,
                                                                                     except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable to banks                                                           $   2,792    $   1,968
  Trade accounts payable                                                              60,502       52,497
  Salaries, wages and amounts withheld                                                19,366       18,742
  Taxes, including income taxes                                                       38,434       40,284
  Dividend payable                                                                     5,770        4,922
  Other current liabilities                                                           57,147       56,138
  Current portion of long-term debt                                                   11,100        9,971
                                                                                   ---------    ---------
TOTAL CURRENT LIABILITIES                                                            195,111      184,522

Long-term debt,  less current portion                                                 46,766       54,360
Deferred income taxes                                                                 23,158       11,024
Other long-term liabilities                                                           26,938       25,113

SHAREHOLDERS' EQUITY
  Preferred Shares, without par value - at stated capital amount:
          Authorized - 5,000,000 shares in 1998 and none in 1997;
          Issued and Outstanding - none                                                 --           --
  Common Shares, without par value - at stated capital amount:
          Authorized - 120,000,000 shares in 1998 and 60,000,000 shares in 1997;
          Issued - 49,283,950 shares in 1998 and 21,542,014 shares in 1997;
          Outstanding - 48,083,246 shares in 1998 and 21,542,014 shares in 1997        4,928        2,154
  Class A Common Shares (non-voting), without par value -
     at stated capital amount:
          Authorized - none in 1998 and 60,000,000 shares in 1997;
          Issued and Outstanding - none in 1998 and 27,676,726 shares in 1997           --          2,768
  Additional paid-in capital                                                         104,641      103,722
  Retained earnings                                                                  432,283      359,639
  Accumulated other comprehensive income                                             (28,251)     (31,112)
  Treasury shares, at cost - 1,200,704 shares in 1998, none in 1997                  (22,668)        --
                                                                                   ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                           490,933      437,171
                                                                                   ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 782,906    $ 712,190
                                                                                   =========    =========

See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Year Ended December 31
                                                                   1998           1997            1996
                                                               -----------    -----------    -----------
                                                            (In thousands of dollars, except per share data)

Net sales                                                      $ 1,186,679    $ 1,159,067    $ 1,109,144

Cost of goods sold                                                 729,613        718,385        686,545
                                                               -----------    -----------    -----------

Gross profit                                                       457,066        440,682        422,599

Distribution cost/selling, general & administrative expenses       309,658        305,820        310,258
                                                               -----------    -----------    -----------

Operating income                                                   147,408        134,862        112,341

Other income (expense):

  Interest income                                                    4,119          5,877          2,832
  Other income                                                       1,213            770         10,421
  Interest expense                                                  (5,676)        (6,349)        (7,731)
                                                               -----------    -----------    -----------
                                                                      (344)           298          5,522
                                                               -----------    -----------    -----------

Income before income taxes                                         147,064        135,160        117,863

Income taxes                                                        53,345         49,746         43,610
                                                               -----------    -----------    -----------

Net income                                                     $    93,719    $    85,414    $    74,253
                                                               ===========    ===========    ===========


Basic earnings per share                                       $      1.92    $      1.73    $      1.49
                                                               ===========    ===========    ===========
Diluted earnings per share                                     $      1.91    $      1.73    $      1.49
                                                               ===========    ===========    ===========

See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Accumulated
                                          Class A   Class B  Additional               Other
(In thousands of dollars,        Common    Common    Common    Paid-in   Retained  Comprehensive Treasury
except share data,               Shares    Shares    Shares    Capital   Earnings     Income      Shares    Total
===================================================================================================================
BALANCE, JANUARY 1, 1996        $ 2,104  $   2,776 $      97 $  102,652 $  228,555 $     (6,238)$    --   $ 329,946
Comprehensive income:
  Net income                                                                74,253                           74,253
  Currency translation adjustment                                                          (920)               (920)
                                                                                                          ---------
Total comprehensive income                                                                                   73,333
Cash dividends declared -
  $0.24 per share                                                          (11,931)                         (11,931)
Repurchase of Class B Shares                                         (4)                                         (4)
Shares issued to
  non-employee directors              1                             136                                         137
Shares repurchased under
  Incentive Equity Plan              (8)        (8)                (629)      (625)                          (1,270)
Options issued in
  settlement of litigation                                        1,565                                       1,565
--------------------------------------------------------------------------------------------------------- ---------
BALANCE, DECEMBER 31, 1996        2,097      2,768        97    103,720    290,252       (7,158)     --     391,776
Comprehensive income:
  Net income                                                                85,414                           85,414
  Currency translation adjustment                                                       (23,954)            (23,954)
                                                                                                          ---------
Total comprehensive income                                                                                   61,460
Cash dividends declared -
  $0.325 per share                                                         (16,027)                         (16,027)
Shares issued to
  non-employee directors              1                             112                                         113
Conversion of Class B Common
  Shares to Common Shares            56                  (97)      (153)                                       (194)
Exercise of non-qualified
  stock options                                                      43                                          43
--------------------------------------------------------------------------------------------------------- ---------
BALANCE, DECEMBER 31, 1997        2,154      2,768      --      103,722    359,639      (31,112)     --     437,171
Comprehensive income:
  Net income                                                                93,719                           93,719
  Currency translation adjustment                                                         2,361               2,861
                                                                                                          ---------
Total comprehensive income                                                                                   96,580
Cash dividends declared -
  $0.42 per share                                                          (20,442)                         (20,442)
Shares issued to
  now-employee directors              1                             110                                         111
Purchase of shares for treasury                                                                   (23,823)  (23,823)
Exercise of non-qualified
  stock options                       3          4                1,635       (173)                 1,155     2,624
Conversion of Class A Common
  Shares to Common Shares         2,772     (2,772)                (779)                                       (779)
Retirement of Common Shares          (2)                            (47)      (460)                            (509)
--------------------------------------------------------------------------------------------------------- ---------
BALANCE, DECEMBER 31, 1998      $ 4,928  $    --   $   --    $  104,641 $  432,283 $    (28,251)$  22,668  $490,933
========================================================================================================= =========

See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31
                                                                           1998         1997         1996
                                                                        ---------    ---------    ---------
                                                                             (In thousands of dollars)
OPERATING ACTIVITIES
Net income                                                              $  93,719    $  85,414    $  74,253
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                        28,079       28,431       29,488
      Deferred income taxes                                                10,199          987       (3,083)
      (Gain) loss on sale of fixed assets and businesses                     (292)         166       (8,892)
      Changes in operating assets and liabilities net of effects from acquisitions:
          (Increase) in accounts receivable                                (2,167)     (22,089)     (11,167)
          (Increase) decrease in inventories                               (6,007)     (18,361)       9,591
          (Increase) decrease in other current assets                      (6,120)     (10,115)       4,287
          Increase (decrease) in accounts payable                           5,768       (2,135)       2,834
          (Decrease) increase in other current liabilities                 (1,467)      23,591       10,511
          Gross change in other long-term assets and liabilities            1,770        1,135       (2,095)
          Other, net                                                       (1,397)       1,886        2,106
                                                                        ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 122,085       88,910      107,833

INVESTING ACTIVITIES
  Capital expenditures                                                    (81,411)     (37,296)     (34,257)
  Acquisitions of businesses and equity investments                       (10,820)        --         (5,520)
  Purchases of marketable securities and other investments                   (910)     (66,260)        --
  Proceeds from sale of marketable securities                              10,872       44,364         --
  Proceeds from sale of fixed assets and businesses                         4,577          909       22,375
                                                                        ---------    ---------    ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                   (77,692)     (58,283)     (17,402)

FINANCING ACTIVITIES
  Short-term borrowings - net                                                 (87)        (524)     (27,366)
  Long-term borrowings - net                                              (11,004)     (10,230)     (20,338)
  Net (purchase) issuance of shares for treasury                          (22,668)        --           --
  Cash dividends paid                                                     (19,594)     (14,082)     (11,942)
  Other                                                                       124         --         (1,138)
                                                                        ---------    ---------    ---------
NET CASH (USED) BY FINANCING ACTIVITIES                                   (53,229)     (24,836)     (60,784)

Effect of exchange rate changes on cash and cash equivalents                1,369          280          757
                                                                        ---------    ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (7,467)       6,071       30,404
Cash and cash equivalents at beginning of year                             46,562       40,491       10,087
                                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  39,095    $  46,562    $  40,491
                                                                        =========    =========    =========


See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands of dollars except per share data)

                                December 31, 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") after elimination of all significant intercompany accounts, transactions and profits. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in Other Long-term Liabilities in the Consolidated Balance Sheet.

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

INVENTORIES: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories cost is determined by the first-in, first-out (FIFO) method. At December 31, 1998 and 1997, approximately 63% and 67%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $50,240 at December 31, 1998 and $52,860 at December 31, 1997.

EQUITY INVESTMENTS: Investments in businesses in which the Company holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. Under the equity method, the investment is carried at cost plus the Company's proportionate share of the net income or loss of the business since the date of acquisition.

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

GOODWILL: The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $10,323 and $8,852 in 1998 and 1997, respectively.

LONG-LIVED ASSETS : The carrying value of long-lived assets is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred utilizing relevant cash flow and profitability information.

REVENUE RECOGNITION: The Company recognizes revenue at the time of product shipment.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (Continued)

TRANSLATION OF FOREIGN CURRENCIES: Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at monthly exchange rates. Translation adjustments are reflected as a component of shareholders' equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts, and translation adjustments are included in net income.

Transaction gains and losses are included in the consolidated statements of income in distribution cost/selling, general & administrative expenses and were not material.

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

RESEARCH AND DEVELOPMENT: Research and development costs, which are expensed as incurred, were $17,719 in 1998, $16,547 in 1997 and $19,800 in 1996. Included in
research and development costs for 1996 was $2,040 related to in-process research and development acquired with the purchase of Electronic Welding Systems.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

EARNINGS PER SHARE: The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts). All periods presented have been adjusted for the reorganization (see Note B), which had the economic effect of a two-for-one stock split.

                                                        1998      1997      1996
                                                      -------   -------   -------
Numerator:
       Net income                                     $93,719   $85,414   $74,253
                                                      =======   =======   =======
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares                   48,935    49,384    49,723
       Effect of dilutive securities -
             Employee stock options                       135       148      --
                                                      -------   -------   -------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares          49,070    49,532    49,723
                                                      =======   =======   =======

Basic earnings per share                              $  1.92   $  1.73   $  1.49
Diluted earnings per share                            $  1.91   $  1.73   $  1.49

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (Continued)

OTHER: Included in distribution cost/selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus, net of hospitalization costs, of $76,491 in 1998, $74,953 in 1997 and $66,681 in 1996.

NOTE B - SHAREHOLDERS' EQUITY

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at December 31, 1998. The Preferred Shares were authorized to provide the Company flexibility in future financing or acquisitions, and to render or discourage an attempt by another person or entity to obtain control of the Company. The Company's Articles of Incorporation allow the Board of Directors the discretion to issue one or more series of Preferred Shares with terms that the Board feels meets the needs of a particular transaction. Each issuance of Preferred Shares may have distinct dividend rights, conversion rights and liquidation preferences. The historical share and per share amounts disclosed in these consolidated financial statements have been restated to reflect the share conversion.

In September 1998, the Board of Directors authorized a share repurchase of up to 5,000,000 shares of the Company's outstanding Common Shares to satisfy obligations under its stock plans. Through December 31, 1998, the Company purchased 1,263,900 shares at an average cost of $18.85 per share.

Effective May 28, 1997, certain changes in the Company's capital structure were implemented. Class B Common Shares were eliminated, and the 486,772 outstanding Class B Common Shares were converted into 282,747 Common Shares. Additionally, the authorized capital was increased to 60 million Common Shares and 60 million Class A Common Shares. Subsequent to the reorganization in 1998, the authorized common capital consisted of 120,000,000 Common Shares.

NOTE C - STOCK PLANS

The 1998 Stock Option Plan ("Stock Option Plan") was adopted by the shareholders to replace The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") which expired in May 1998. The Stock Option plan provides for the grant of options for 5,000,000 shares of Company stock to key employees over a ten-year period. The following table summarizes the option activity for the three years ended December 31, 1998 under both the Stock Option Plan and the Incentive Equity Plan:

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C - STOCK PLANS - (Continued)

                                              OPTIONS     EXERCISE PRICES
                                              -------     ---------------
Balance, January 1, 1996                         --
     Granted                                  891,180    $13.63 - $17.00
     Exercised                              ---------
Balance, December 31, 1996                    891,180    $13.63 - $17.00
     Granted                                  193,000    $17.63 - $19.19
     Exercised                                 (2,664)   $13.63 - $15.00
     Canceled                                 (36,936)   $15.00 - $17.00
                                            ---------
Balance, December 31, 1997                  1,044,580    $13.63 - $19.19
     Granted                                  294,700       $22.375
     Exercised                               (144,416)   $13.63 - $17.00
     Canceled                                  (8,334)   $13.63 - $19.19
                                            ---------
Balance, December 31, 1998                  1,186,530    $13.63 - $22.38
                                            =========
Options exercisable at December 31, 1998      654,466    $13.63 - $19.19
                                            =========

Included above are options for 335,180 shares, at exercise prices of $15.00 and $17.00 per share, which were granted in 1996 to current employees in settlement of a lawsuit over performance awards relating to prior years. The estimated fair value of these options was charged to income in 1996. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. At December 31, 1998, there were 225,162 of these options outstanding.

All other options granted under both the Stock Option Plan and the Incentive Equity Plan are outstanding for a term of ten years from the date of grant. Incentive Equity Plan options and 270,700 options granted under the Stock Option Plan vest ratably over a period of three years from the grant date and options totaling 24,000 shares granted in 1998 under the Stock Option Plan vest one year from the grant date. The exercise prices of all options were equal to the fair market value of the Company's shares at the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has continued to record stock-based compensation in accordance with the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under the intrinsic method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized upon the award of these stock options.

SFAS 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share using the Black-Scholes option pricing model. For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting periods.

                                          1998                        1997                        1996
                                          -----                       -----                       ----
                                 Pro Forma      Reported     Pro Forma      Reported     Pro Forma      Reported
                                 ---------      --------     ---------      --------     ---------      --------
Net income                        $ 92,763      $ 93,719      $ 84,740      $ 85,414      $ 74,092      $ 74,253
Basic earnings per share              1.90          1.92          1.72          1.73          1.49          1.49
Diluted earnings per share            1.89          1.91          1.71          1.73          1.49          1.49

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C - STOCK PLANS - (Continued)

In estimating the fair value of options granted, an expected option life of ten years was used and the other weighted average assumptions were as follows:

                                          1998          1997          1996
                                       --------      --------      --------
Expected volatility                       30.80%        22.55%        26.25%
Dividend yield                             2.16%         2.14%         2.05%
Risk-free interest rate                    4.66%         5.74%         6.85%

For the three years ended December 31, 1998, there were no awards or sales of shares associated with the Incentive Equity Plan. At December 31, 1998, there were 4,705,300 Common Shares reserved for future issuance under the Stock Option Plan.

 The Lincoln Electric Company Employee Stock Ownership Plan (the "ESOP") was established as a non-contributory profit-sharing plan to provide deferred compensation benefits for all eligible employees. Restricted stock in the form of Class B Common Shares was awarded through contributions to an employee stock ownership trust. In 1997 and 1996, no shares were issued to the ESOP and the Company has since discontinued awards under this plan. In May 1997, the ESOP received Common Shares in exchange for the Class B Common Shares the plan previously held. The assets of the ESOP were subsequently merged in July 1997 with The Lincoln Electric Company Employee Savings Plan.

The Lincoln Non-Employee Directors' Restricted Stock Plan ("Non-Employee Directors' Plan") was adopted in May 1995. The Non-Employee Directors' Plan provides for distributions of ten thousand dollars worth of Common Shares to each non-employee Director as part of an annual retainer. Shares issued in connection with this plan were 5,654 in 1998, 7,930 in 1997 and 11,468 in 1996. In 1997, 1,236 shares were forfeited under the service requirements of the plan.

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, there were 7,619 shares purchased in 1998, 13,352 shares purchased in 1997, and 8,484 shares purchased in 1996.

NOTE D - SHORT-TERM AND LONG-TERM DEBT

                                                                       1997     1998
                                                                     -------   -------
Short-term debt:
    Notes payable to banks at interest rates from 5.0% to 7.98%
         (4.5% to 8.75% in 1997)                                     $ 2,792   $ 1,968
                                                                     =======   =======
Long-term debt:
    8.73% Senior Note due 2003 (five equal annual principal
        payments remaining)                                          $46,875   $56,250
    Other borrowings due through 2023, interest at 2.00% to 12.00%    10,991     8,081
                                                                     -------   -------
                                                                      57,866    64,331

    Less current portion                                              11,100     9,971
                                                                     -------   -------
            Total                                                    $46,766   $54,360
                                                                     =======   =======

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE D - SHORT-TERM AND LONG-TERM DEBT - (Continued)

The Company's $200 million unsecured, multi-currency Credit Agreement expires June 30, 2002. The terms of the Credit Agreement provide for annual extensions. The interest rate on outstanding borrowings is determined based upon defined leverage rates for the pricing options selected. The interest rate can range from the London Interbank Offered Rate ("LIBOR") plus 0.165% to LIBOR plus 0.25% depending upon the defined leverage rate. The agreement also provides for a facility fee ranging from 0.085% to 0.15% per annum based upon the daily aggregate amount of the commitment. The Credit Agreement and the 8.73% Senior Note due in 2003 contain financial covenants which require the same interest coverage and funded debt-to-capital ratios.

In August 1997, the Company entered into an interest rate swap agreement to convert its fixed rate 8.73% Senior Note due 2003 to a floating rate based on a 3-month LIBOR basket swap plus a spread of 381 basis points. The agreement caps the floating rate, including the spread, at 10%. The floating rate in effect at December 31, 1998 was 8.37%. The arrangement provides for the receipt or payment of interest, on a quarterly basis, through the loan expiration date. The notional value of the agreement, which decreases in future years with annual debt payments, was $46,875 at December 31, 1998. Net receipts or payments under the agreement are recognized as an adjustment to interest expense.

Maturities of long-term debt for the five years succeeding December 31, 1998 are $11,100 in 1999, $11,458 in 2000, $12,146 in 2001, $9,699 in 2002, $9,698 in
2003 and $3,765 thereafter.

Total interest paid was $5,593 in 1998, $6,329 in 1997 and $7,800 in 1996.
Weighted-average interest rates on notes payable to banks at December 31, 1998 and 1997 were 6.7% and 6.2%, respectively.

NOTE E - INCOME TAXES

The components of income before income taxes are as follows:

                                                               1998         1997         1996
                                                             ---------    ---------    ---------
                   U.S                                       $ 123,586    $ 112,411    $  94,951
                   Non-U.S                                      23,478       22,749       22,912
                                                             ---------    ---------    ---------
                                Total                        $ 147,064    $ 135,160    $ 117,863
                                                             =========    =========    =========

Components of income tax expense (benefit) are as follows:
                                                               1998         1997         1996
                                                             ---------    ---------    ---------
                  Current:
                       Federal                               $  26,724    $  32,060    $  33,484
                       Non-U.S                                   9,020        8,909        6,197
                       State and local                           7,402        7,790        7,012
                                                             ---------    ---------    ---------
                                                                43,146       48,759       46,693
                   Deferred:
                       Federal                                  11,016        3,215       (2,735)
                       Non-U.S                                    (817)      (2,228)        (348)
                                                             ---------    ---------    ---------
                                                                10,199          987       (3,083)
                                                             ---------    ---------    ---------
                                 Total                       $  53,345    $  49,746    $  43,610
                                                             =========    =========    =========

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E - INCOME TAXES - (Continued)

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

                                                             1998         1997         1996
                                                           --------     --------     --------
Statutory rate of 35% applied to pre-tax income            $ 51,472     $ 47,306     $ 41,252
Effect of state and local income taxes, net of Federal
   tax benefit                                                4,811        5,063        4,558
Taxes in excess of (less than) the U.S. tax rate on non-
   U.S. earnings, including utilization of tax loss
   carryforwards and losses with no benefit                     (14)      (1,281)      (2,663)
Foreign sales corporation                                    (1,975)      (1,235)      (1,220)
Other - net                                                    (949)        (107)       1,683
                                                           --------     --------     --------
Total                                                      $ 53,345     $ 49,746     $ 43,610
                                                           ========     ========     ========

Effective tax rate                                             36.3%        36.8%        37.0%
                                                           ========     ========     ========

Total income tax payments, net of refunds, were $44,432 in 1998, $44,648 in 1997 and $36,764 in 1996.

At December 31, 1998, certain non-U.S. subsidiaries have tax loss carryforwards of approximately $41,806 which expire in various years from 1999 through 2008, except for $18,200 for which there is no expiration date.

Significant components of deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:

                                                          1998        1997
                                                        --------    --------
                Deferred tax assets:
                  Tax loss and credit carryforwards     $ 15,199    $ 16,832
                  State income taxes                       2,873       3,506
                  Inventory                                5,022       4,635
                  Other accruals                          11,516      13,861
                  Employee benefits                        5,490       4,792
                  Pension obligations                      4,049       3,224
                  Other                                    9,614       9,141
                                                        --------    --------
                                                          53,763      55,991
                  Valuation allowance                    (14,351)    (14,760)
                                                        --------    --------
                                                          39,412      41,231

                Deferred tax liabilities:
                  Property, plant and equipment          (21,763)    (19,519)
                  Pension obligations                    (12,779)    (10,247)
                  Other                                   (9,287)     (5,605)
                                                        --------    --------
                                                         (43,829)    (35,371)
                                                        --------    --------
                                Total                   ($ 4,417)   $  5,860
                                                        ========    ========

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E - INCOME TAXES - (Continued)

The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested in properties, plant and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

In February 1998, The FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement amends and eliminates certain previously required disclosures, as well as adding new disclosure. Statement No. 132 does not change the way pension costs and liabilities are measured or recognized. The Company has presented and, where necessary, amended its disclosure in these consolidated financial statements to conform to Statement No. 132.

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a supplemental employee retirement plan for certain key employees. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. In 1997, the plan began providing for Company matching contributions of 25% of the first 6% of employee compensation contributed to the plan. Also in 1997, the plan incorporated a feature in which participants could elect to receive an annual Company contribution of 2% of their base pay in exchange for forfeiting accelerated benefits under the pension plan.

The changes in the pension plans' benefit obligations were as follows:

                               1998         1997
                            ---------    ---------
Obligation at January 1     $ 394,104    $ 360,581
Service cost                   13,013       11,319
Interest cost                  28,180       26,906
Participant contributions       4,488          628
Plan amendments                   883        2,130
Actuarial loss                 19,184       17,877
Benefit payments              (20,013)     (20,617)
Settlements                       178         --
Currency translation           (1,313)      (4,720)
                            ---------    ---------
Obligation at December 31   $ 438,704    $ 394,104
                            =========    =========

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS - (Continued)

The changes in the fair values of the pension plans' assets were as follows:

                                  1998         1997
                               ---------    ---------
Plan assets at January 1       $ 389,669    $ 345,547
Actual return on plan assets      42,598       53,414
Employer contributions            15,963       15,924
Participant contributions          4,488          628
Benefit payments                 (20,013)     (20,617)
Currency translation              (1,544)      (5,227)
                               ---------    ---------
Plan assets at December 31     $ 431,161    $ 389,669
                               =========    =========

The funded status of the pension plans at December 31, 1998 and 1997 was as follows:

                                                            1998        1997
                                                          --------    --------
Plan assets in excess of (less than) projected
     benefit obligations                                  $ (7,543)   $ (4,435)
Unrecognized net loss                                       18,322       7,502
Unrecognized prior service cost                             11,041      11,396
Unrecognized transition (assets) obligation, net            (2,176)     (2,762)
                                                          --------    --------
Prepaid pension expense recognized in the balance sheet   $ 19,644    $ 11,701
                                                          ========    ========

The net prepaid pension expense recognized in the consolidated balance sheets was composed of:

                                                            1998        1997
                                                          --------    --------
Prepaid pension cost                                      $ 27,581    $ 18,684
Accrued pension liability                                  (10,164)     (7,842)
Intangible asset                                             2,227         859
                                                          --------    --------
Prepaid pension expense recognized in the balance sheet   $ 19,644    $ 11,701
                                                          ========    ========

A domestic non-qualified pension plan comprised the largest portion of the pension plans in which the accumulated benefit obligation (ABO) exceeded plan assets at December 31, 1998 and 1997. The aggregate ABO of such plans at December 31, 1998 and 1997 was $9,872 and $7,265, respectively; the aggregate fair value of plan assets was $0 and $1,594 at December 31, 1998 and 1997, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS - (Continued)

A summary of the components of total pension expense was as follows:

                                                              1998        1997        1996
                                                            --------    --------    --------
Service cost - benefits earned during the year              $ 13,013    $ 11,319      11,056
Interest cost on projected benefit obligation                 28,180      26,906      25,727
Expected return on plan assets                               (34,494)    (30,286)    (28,232)
Amortization of transition (asset) obligation                   (452)       (472)       (255)
Amortization of prior service cost                             1,123         775       2,673
Amortization of net loss (gain)                                  318          89         (18)
                                                            --------    --------    --------
Net pension cost of defined benefit plans                      7,688       8,331      10,951
Settlement, curtailments and special termination benefits        178         393       1,876
Defined contribution plans                                     2,090       2,255         839
                                                            --------    --------    --------
      Total pension expense                                 $  9,956    $ 10,979    $ 13,666
                                                            ========    ========    ========

Weighted average assumptions used in accounting for the defined benefit plans as of December 31, 1998 and 1997 were as follows:

                                        1998      1997
                                        ----      ----
Discount rate                           7.0%      7.2%
Rate of increase in compensation        4.9%      5.2%
Expected return on plan assets          8.9%      8.9%

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

NOTE G - SEGMENT INFORMATION

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. As required by the statement, the Company has presented all periods in these consolidated financial statements in conformity with this statement.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE G - SEGMENT INFORMATION - (Continued)

The Company's primary business is the design, manufacture and sale, in the U.S. and international markets of arc, cutting and other welding products. The Company also designs, manufactures and sells integral horsepower industrial electric motors. The Company manages its operations by geographic location, and has three reportable segments: operations located in the United States, Europe and all other foreign countries. Each operating unit is managed separately because each faces a distinct economic environment, a different customer base, and a varying level of competition and market sophistication. Segment performance and resource allocation is measured based on income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Financial information for the reportable segments follows:

                                               United                     Other
                                               States       Europe      Countries  Eliminations  Consolidated
                                               ------       ------      ---------  ------------  ------------
1998:
  Net sales to unaffiliated customers       $  816,562    $  208,782   $  161,335   $     --      $1,186,679
  Inter-segment sales                           69,586         9,775       12,030      (91,391)
                                            ----------    ----------   ----------   ----------    ----------
         Total                              $  886,148    $  218,557   $  173,365   $  (91,391)   $1,186,679
                                            ==========    ==========   ==========   ==========    ==========

  Income before interest and income taxes   $  125,693    $   14,935   $   10,191   $   (2,198)   $  148,621
  Interest income                                                                                      4,119
  Interest expense                                                                                    (5,676)
                                                                                                  ----------
  Income before income taxes                                                                      $  147,064
                                                                                                  ==========

  Total assets                              $  542,462    $  186,666   $  119,344   $  (65,566)   $  782,906
  Capital expenditures,
     excluding acquisitions                     52,632        11,109       19,542       (1,872)       81,411
  Depreciation and amortization                 18,431         6,704        3,485         (541)       28,079

1997:
  Net sales to unaffiliated customers       $  799,442    $  204,858   $  154,767   $     --      $1,159,067
  Inter-segment sales                           65,812        11,475        8,033      (85,320)         --
                                            ----------    ----------   ----------   ----------    ----------
         Total                              $  865,254    $  216,333   $  162,800   $  (85,320)   $1,159,067
                                            ==========    ==========   ==========   ==========    ==========

  Income before interest and income taxes   $  112,565    $   10,014   $   14,427   $   (1,374)   $  135,632
  Interest income                                                                                      5,877
  Interest expense                                                                                    (6,349)
                                                                                                  ----------
  Income before income taxes                                                                      $  135,160
                                                                                                  ==========

  Total assets                              $  489,431    $  163,519   $   96,850   $  (37,610)   $  712,190
  Capital expenditures,
     excluding acquisitions                     23,632         5,264        8,418          (18)       37,296
  Depreciation and amortization                 18,812         7,713        2,376         (470)       28,431

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE G - SEGMENT INFORMATION - (Continued)

                                              United                      Other
                                              States         Europe     Countries  Eliminations  Consolidated
                                              ------         ------     ---------  ------------  ------------
1996:
  Net sales to unaffiliated customers       $  752,952    $  219,436   $  136,756   $     --      $1,109,144
  Inter-geographic sales                        55,942        10,786        9,219      (75,947)
                                            ----------    ----------   ----------   ----------    ----------
        Total                               $  808,894    $  230,222   $  145,975   $  (75,947)   $1,109,144
                                            ==========    ==========   ==========   ==========    ==========

  Income before interest and income taxes   $  101,236    $   10,264   $   12,867   $   (1,605)   $  122,762
  Interest income                                                                                      2,832
  Interest expense                                                                                    (7,731)
                                                                                                  ----------
  Income before income taxes                                                                      $  117,863
                                                                                                  ==========

  Total assets                              $  416,911    $  183,938   $   87,808      (41,458)   $  647,199
  Capital expenditures,
     excluding acquisitions                     25,613         6,500        3,267       (1,123)       34,257
  Depreciation and amortization                 20,176         7,601        2,166         (455)       29,488

Intercompany sales between reportable segments are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $92,461 in 1998, $105,464 in 1997 and $90,706 in 1996. No individual customer comprised more than 10% of the Company's total revenues for the three years ended December 31, 1998.

The geographic split of the Company's revenues, based on customer location, and property, plant and equipment was as follows:

                                     1998           1997           1996
                                 -----------    -----------    -----------
Revenues:
   United States                 $   724,101    $   693,979    $   662,246
   Foreign countries                 462,578        465,088        446,898
                                 -----------    -----------    -----------
      Total                      $ 1,186,679    $ 1,159,067    $ 1,109,144
                                 ===========    ===========    ===========

Property, plant and equipment:
   United States                 $   174,188    $   138,935    $   132,631
   Foreign countries                  89,375         65,454         71,326
   Eliminations                       (3,772)        (2,354)        (2,718)
                                 -----------    -----------    -----------
      Total                      $   259,791    $   202,035    $   201,239
                                 ===========    ===========    ===========

Revenues derived from customers and property, plant and equipment in any individual foreign country were not material for disclosure.

NOTE H - ACQUISITIONS AND DIVESTITURES

During the first quarter of 1998 the Company's Canadian subsidiary acquired a 75% interest in Indalco Alloys, Inc. of Canada. The purchase price was not significant. Indalco is a premier supplier of aluminum welding wire and related products. The acquisition was accounted for as a purchase.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE H - ACQUISITIONS AND DIVESTITURES - (Continued)

In April 1998, a German subsidiary of the Company purchased the assets and business of Uhrhan & Schwill GmbH, located in Germany, a leader in the design and installation of welding systems for pipe mills. The purchase price was not significant.

In July 1998, a French subsidiary of the Company acquired a 50% equity interest in AS Kaynak, a market leading welding products manufacturing subsidiary of Eczacibasi Holdings, headquartered in Istanbul, Turkey. The purchase price was not significant. The Company accounts for its investment in AS Kaynak under the equity method. Equity earnings (losses) of this investment were not material and are recorded under the caption Other Income in the Consolidated Statement of Income.

In July 1996, the Company acquired Electronic Welding Systems (EWS), a designer and supplier of welding power supplies and plasma cutting equipment, based in Italy. The acquisition was accounted for as a purchase. The purchase price was not significant.

The results of operations, which were not material, of the aforementioned acquisitions were included in the consolidated statements of income from their respective dates of acquisition.

Also during 1996, the Company sold its Louisiana and Alaska gas distribution businesses for net cash proceeds of $17,343. The Company realized a gain on disposal of these businesses of $8,365 ($5,093 after-tax, or $0.10 per share (basic and diluted)), which is included in Other Income. The results of operations from these businesses were not material to the Company for the year ended December 31, 1996.

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, marketable securities, short-and long-term debt, forward contracts, and an interest rate swap. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies which require judgment.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. The total notional value of forward currency exchange contracts was $24,592 at December 31, 1998 and $26,896 at December 31, 1997, which approximated fair value.

The carrying amounts and estimated fair value of the Company's significant financial instruments at December 31, 1998 and 1997 were as follows:

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS - (Continued)

                                                             December 31, 1998                  December 31, 1997
                                                        --------------------------          --------------------------
                                                         Carrying             Fair           Carrying            Fair
                                                          Amounts            Value           Amounts            Value
                                                          -------            -----           -------            -----
Cash and cash equivalents                                $ 39,095         $ 39,095          $ 46,562          $ 46,562
Marketable securities                                         311              311            10,194            10,197
Notes payable to banks                                      2,792            2,792             1,968             1,968
Long-term debt (including current portion)                 57,866           59,911            64,331            67,464

NOTE J - OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $7,297 in 1998, $7,851 in 1997 and $8,345 in 1996.

At December 31, 1998, total minimum lease payments for noncancelable operating leases were as follows:

                  1999                      $ 6,237
                  2000                        4,916
                  2001                        2,525
                  2002                        1,238
                  2003                          813
                  Thereafter                    712
                                            -------
                  Total                     $16,441
                                            =======

NOTE K - CONTINGENCIES

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, health, safety and environmental claims and employment-related actions.

The Company is a defendant or co-defendant in ten lawsuits filed against the Company in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode. One of the complaints includes a fraud claim, as well as a claim under California's Unfair Business Practices Act. The latter claim demands, inter alia, restitution of all amounts paid by the purchasers for the Company's E70T-4 electrode, with interest, plus a permanent injunction requiring the Company to inspect all steel-framed buildings in "Greater Los Angeles" and to remove and replace any E70T-4 welds.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE K - CONTINGENCIES - (Continued)

The Company has also been a defendant or co-defendant in ten other similar cases involving steel-framed buildings in Greater Los Angeles following the Northridge earthquake. Five of those cases were voluntarily dismissed and the Company has settled the five other cases.

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

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)

                      1998     MAR 31     JUN 30     SEP 30     DEC 31
                      ----     ------     ------     ------     ------
Net sales                    $302,962   $310,930   $288,106   $284,681
Gross profit                  117,083    120,554    111,189    108,240
Income before income taxes     38,081     40,567     36,737     31,679
Net income                     23,730     25,245     23,294     21,450

Basic earnings per share     $   0.48   $   0.51   $   0.47   $   0.45
Diluted earnings per share   $   0.48   $   0.51   $   0.47   $   0.44

                      1997     MAR 31     JUN 30     SEP 30     DEC 31
                      ----     ------     ------     ------     ------

Net sales                    $280,721   $299,635   $291,567   $287,144
Gross profit                  107,763    114,003    110,523    108,393
Income before income taxes     33,857     36,040     33,776     31,487
Net income                     21,049     22,651     21,510     20,204

Basic earnings per share     $   0.42   $   0.46   $   0.44   $   0.41
Diluted earnings per share   $   0.42   $   0.46   $   0.44   $   0.41

Note: The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts for 1998 do not equal the totals for the year due to share transactions which occurred during 1998.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                            (In thousands of dollars)

                                                               Additions
                                                       ---------------------------
                                                                          (1)
                                                                        Charged
                                        Balance at     Charged to        to other                       Balance
                                        beginning      costs and         accounts         (2)           at end
            Description                 of period      expenses         (describe)    Deductions       of period
            -----------                 ---------      --------         ----------    ----------       ---------
Allowance for doubtful accounts:

Year ended December 31, 1998              $3,071         $  794           $  (12)       $  290           $3,563

Year ended December 31, 1997              $2,878         $1,022           $ (455)       $  374           $3,071

Year ended December 31, 1996              $3,916         $  193           $ (127)       $1,104 (3)       $2,878



(1) -- Currency translation adjustment.

(2) -- Uncollectible accounts written-off, net of recoveries.

(3) -- Includes balance of $363 at the dates of disposition relating to the gas distribution businesses.

                                INDEX TO EXHIBITS

     Exhibit No.                       Description

         2 Agreement of Merger dated as of May 19, 1998 made by and among Lincoln Electric Merger Co., The Lincoln Electric Company, and Lincoln Electric Holdings, Inc. (filed as Exhibit (2) to Form 8-K of Lincoln Electric Holdings, Inc. dated June 2, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         3(a) Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Exhibit (3)(a) to Form 10-Q of Form 8-K of Lincoln Electric Holdings, Inc. dated June 2, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         3(b) Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit (3)(b) to Form 8-K of Lincoln Electric Holdings, Inc. dated June 2, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(a) Note Agreement dated November 20, 1991 between The Prudential Insurance Company of America and the Company (filed as Exhibit 4 to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1991, SEC File No. 0-1402 and incorporated by reference and made a part hereof), as amended by letter dated March 18, 1993; 8.98% Senior Note Due November 26, 2003 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1992, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated as of November 19, 1993; 8.98% Senior Note Due November 26, 2003 (filed as
                  Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1993, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as further amended by letter dated October 31, 1994 (filed as Exhibit 4(a) to Form 10-Q of The Lincoln Electric Company for the period ended September 30, 1994, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); and as further amended by letter dated December 20, 1995 (filed as Exhibit 4(a) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by letter dated November 11, 1998 filed herewith.

         10(b) Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as amended by Amendment No. 2 dated May 8, 1998; and as further amended by Amendment No. 3 dated October 23, 1998 filed herewith.

     Exhibit No.                       Description

         10(c) Lincoln Electric Holdings, Inc. 1998 Stock Option Plan (filed as Annex F to the Registration Statement on Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, incorporated herein by reference and made a part hereof).

         10(d) The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 filed herewith.

         10(e) Form of Indemnification Agreement (filed as Exhibit 10(b) to Form 10-K of the Lincoln Electric Company for the year ended December 31, 1994, SEC File No. 0-1402 and incorporated herein by reference).

         10(f) The Lincoln Electric Company Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(c) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(g) The Lincoln Electric Company Deferred Compensation Plan, as amended (filed as Exhibit 10(d) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as amended by Amendment No. 4 dated as of January 1, 1998; and as further amended by Amendment No. 5 dated as of January 1, 1998 filed herewith.

         10(h) Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(i) Description of Long Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(j) Description of Non-Employee Directors' Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995 SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as adopted by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption dated December 29, 1998 filed herewith.

         10(k) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as amended by Amendment No. 1 dated as of December 29, 1998 filed herewith.

         10(l)    Summary of Employment Agreements filed herewith.

     Exhibit No.                       Description

         10(m)    The Lincoln Electric Company Executive Benefit Plan (filed as
                  Exhibit 10(l) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(n) Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Massaro, Stropki, Elliott, Stueber and Vogt) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended September 30, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         21       Subsidiaries of the Registrant.

         23       Consent of Independent Auditors.

         24       Powers of Attorney

         27       Financial Data Schedule.