Form 10-Q
period 1999-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 1999-05-17
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the three months ended March 31, 1999    Commission File No. 0-1402


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

The number of shares outstanding of the issuer's class of common stock as of April 30, 1999 was 45,253,124.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                         1999              1998
                                                                      ---------         ---------

Net sales                                                             $ 282,868         $ 302,962
Cost of goods sold                                                      171,895           185,879
                                                                      ---------         ---------
Gross profit                                                            110,973           117,083
Distribution cost / selling, general & administrative expenses           72,889            78,680
Loss on disposal of motor business                                       32,015                --
                                                                      ---------         ---------
Operating income                                                          6,069            38,403
Other income / (expense):
     Interest income                                                        312               956
     Other income                                                           709                41
     Interest expense                                                    (1,429)           (1,319)
                                                                      ---------         ---------
Total other income / (expense)                                             (408)             (322)
                                                                      ---------         ---------
Income before income taxes                                                5,661            38,081
Income taxes                                                              1,354            14,351
                                                                      ---------         ---------
Net income                                                            $   4,307         $  23,730
                                                                      =========         =========

Basic earnings per share                                              $    0.09         $    0.48
Diluted earnings per share                                            $    0.09         $    0.48

Cash dividends declared per share                                     $    0.12         $    0.10



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                                       MARCH 31,      DECEMBER 31,
                                                                                          1999            1998
                                                                                        --------        --------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                                      $ 10,756        $ 39,095
         Marketable securities                                                               191             311
         Accounts receivable (less allowances of $3,583 in 1999; $3,563 in 1998)         181,878         167,830
         Inventories:
              Raw materials and in-process                                                79,924          82,030
              Finished goods                                                             113,251         104,291
                                                                                        --------        --------
                                                                                         193,175         186,321

         Deferred income taxes                                                            16,979          17,751
         Other current assets                                                             25,511          25,533
                                                                                        --------        --------
     TOTAL CURRENT ASSETS                                                                428,490         436,841

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                                 11,134          11,447
     Buildings                                                                           114,346         115,538
     Machinery, tools and equipment                                                      408,470         424,307
                                                                                        --------        --------
                                                                                         533,950         551,292
     Less:  accumulated depreciation and amortization                                    277,172         291,501
                                                                                        --------        --------
                                                                                         256,778         259,791

OTHER ASSETS
     Goodwill - net                                                                       34,689          35,747
     Other                                                                                48,553          50,527
                                                                                        --------        --------
                                                                                          83,242          86,274
                                                                                        --------        --------

TOTAL ASSETS                                                                            $768,510        $782,906
                                                                                        ========        ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)


                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             1999               1998
                                                                                           ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Notes payable to banks                                                            $  20,628         $   2,792
         Trade accounts payable                                                               65,122            60,502
         Salaries, wages and amounts withheld                                                 31,141            19,366
         Taxes, including income taxes                                                        34,787            38,434
         Dividend payable                                                                      5,441             5,770
         Other current liabilities                                                            66,936            57,147
         Current portion of long-term debt                                                    11,149            11,100
                                                                                           ---------         ---------
TOTAL CURRENT LIABILITIES                                                                    235,204           195,111

Long-term debt, less current portion                                                          56,637            46,766
Deferred income taxes                                                                         23,425            23,158
Other long-term liabilities                                                                   29,615            26,938

SHAREHOLDERS' EQUITY
     Preferred Shares, without par value - at stated capital amount:
              Authorized - 5,000,000 shares in 1999 and 1998;
              Issued and Outstanding - none                                                       --                --
     Common Shares, without par value - at stated capital amount:
              Authorized - 120,000,000 shares in 1999 and 1998;
              Issued - 49,283,950 shares in 1999 and 1998;
              Outstanding - 45,345,624 shares in 1999 and 48,083,246 shares in 1998            4,928             4,928
     Additional paid-in capital                                                              104,697           104,641
     Retained earnings                                                                       431,105           432,283
     Accumulated other comprehensive income                                                  (36,550)          (28,251)
     Treasury shares, at cost - 3,938,326 shares in 1999 and 1,200,704 shares
         in 1998                                                                             (80,551)          (22,668)
                                                                                           ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                                                   423,629           490,933
                                                                                           ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 768,510         $ 782,906
                                                                                           =========         =========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               1999             1998
                                                                             --------         --------
OPERATING ACTIVITIES
Net income                                                                   $  4,307         $ 23,730
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                          7,280            6,310
         Loss on disposal of fixed assets and motor business                   31,982            2,805
         Changes in operating assets and liabilities:
              (Increase) in accounts receivable                               (14,824)         (15,518)
              (Increase) in inventories                                        (9,577)         (19,585)
              (Increase) in other current assets                                 (466)            (225)
              Increase in accounts payable                                      6,030           23,388
              Increase in other current liabilities                             8,314           31,346
              Gross change in other noncurrent assets and liabilities           3,308           (1,076)
              Other - net                                                      (5,363)            (630)
                                                                             --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      30,991           50,545

INVESTING ACTIVITIES
     Capital expenditures, including acquisitions                             (23,685)         (12,515)
     Proceeds from maturities of marketable securities                            164           10,000
     Proceeds from sale of property, plant and equipment                          536            1,627
                                                                             --------         --------
NET CASH (USED) BY INVESTING ACTIVITIES                                       (22,985)            (888)

FINANCING ACTIVITIES
     Short-term borrowings - net                                               17,874           (1,130)
     Long-term borrowings - net                                                10,006           (4,639)
     Net (purchase) reissuance of shares for treasury                         (57,883)              --
     Dividends paid                                                            (5,770)          (4,922)
     Other                                                                       (125)             429
                                                                             --------         --------
NET CASH (USED) BY FINANCING ACTIVITIES                                       (35,898)         (10,262)

Effect of exchange rate changes on cash and cash equivalents                     (447)            (277)
                                                                             --------         --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (28,339)          39,118
Cash and cash equivalents at beginning of period                               39,095           46,562
                                                                             --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 10,756         $ 85,680
                                                                             ========         ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. These consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to fairly present the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain amounts have been reclassified to conform to the current period presentation.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


(Dollars and shares in thousands,                            Three months ended
  except per share amounts)                                       March 31,
                                                             1999          1998
                                                           -------        -------
Numerator:
       Net income                                          $ 4,307        $23,730
                                                           =======        =======
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares                        46,575         49,234
       Effect of dilutive securities -
             Employee stock options                            165            204
                                                           -------        -------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares               46,740         49,438
                                                           =======        =======

Basic earnings per share                                   $  0.09        $  0.48
Diluted earnings per share                                 $  0.09        $  0.48

Share amounts have been adjusted for the recapitalization. See NOTE F of these consolidated financial statements.

NOTE C - COMPREHENSIVE INCOME

The components of comprehensive (loss) income follow:

                                                         Three months ended
                                                              March 31,
(Dollars in thousands)                                  1999             1998
                                                      --------         --------
Net income                                            $  4,307         $ 23,730
Other comprehensive income:
     Change in currency translation adjustment          (8,299)          (2,658)
                                                      --------         --------
Comprehensive (loss) income                           $ (3,992)        $ 21,072
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

NOTE E - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at March 31, 1999 include provisions for year-end bonuses and related payroll taxes of approximately $15 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - CORPORATE REORGANIZATION AND RECAPITALIZATION

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at March 31, 1999 or December 31, 1998. The historical share and per share amounts disclosed in these consolidated financial statements have been restated to reflect the share conversion.

NOTE G - SEGMENT INFORMATION

(Dollars in thousands)                             United                             Other
                                                   States            Europe         Countries      Eliminations      Consolidated
                                                   ------            ------         ---------      ------------      ------------
Three months ended March 31, 1999:
  Net sales to unaffiliated customers            $ 194,728         $  48,970        $  39,170        $      --         $ 282,868
  Inter-segment sales                               16,217             1,713            3,592          (21,522)               --
                                                 ---------         ---------        ---------        ---------         ---------
         Total                                   $ 210,945         $  50,683        $  42,762        $ (21,522)        $ 282,868
                                                 =========         =========        =========        =========         =========

  Income before interest and income taxes        $    (786)        $   4,063        $   2,757        $     744         $   6,778
  Interest income                                                                                                            312
  Interest expense                                                                                                        (1,429)
                                                                                                                       ---------
  Income before income taxes                                                                                           $   5,661
                                                                                                                       =========

  Total assets                                   $ 532,476         $ 177,246        $ 127,040        $ (68,252)        $ 768,510

Three months ended March 31, 1998:
  Net sales to unaffiliated customers            $ 208,696         $  54,204        $  40,062        $      --         $ 302,962
  Inter-segment sales                               20,265             2,386            2,778          (25,429)               --
                                                 ---------         ---------        ---------        ---------         ---------
         Total                                   $ 228,961         $  56,590        $  42,840        $ (25,429)        $ 302,962
                                                 =========         =========        =========        =========         =========
  Income before interest and income taxes        $  31,719         $   4,288        $   3,177        $    (740)        $  38,444
  Interest income                                                                                                            956
  Interest expense                                                                                                        (1,319)
                                                                                                                       ---------
  Income before income taxes                                                                                           $  38,081
                                                                                                                       =========

  Total assets                                   $ 552,698         $ 165,150        $ 119,259        $ (53,203)        $ 783,904

Included in the United States geographic segment is a $32 million pre-tax charge related to the disposal of the electric motors business. See NOTE I to these consolidated financial statements.

NOTE H - ACQUISITIONS

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

During July 1998, a French subsidiary of the Company acquired a 50% equity interest in AS Kaynak, a market leading welding products manufacturing subsidiary of Eczacibasi Holdings, headquartered in Istanbul, Turkey. The purchase price of the acquisition was not significant. The Company accounts for its investment in AS Kaynak under the equity method. Equity earnings of this investment have been recorded under the caption Other income in the Consolidated Statement of Income.

NOTE I - DISPOSAL OF ELECTRIC MOTOR BUSINESS

In May 1999, the Company signed a definitive agreement to sell its electric motor business to Regal-Beloit, Inc. The Company expects the transaction to be completed during the second quarter 1999, after government agency review. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 reflecting the estimated loss on the sale of motor business assets. Sales of the motor business for the three-month periods ended March 31, 1999 and 1998 were $14 million and $15 million, respectively. The operating results of the motor business for the periods presented were not material.

NOTE J - NEW ACCOUNTING PRONOUNCEMENT

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

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following table sets forth the Company's results of operations for the three month periods ended March 31, 1999 and 1998:


                                                                     Three months ended March 31,
                                                                  1999                          1998
                                                         ------------------------      ------------------------
                                                          Amount       % of Sales       Amount       % of Sales
                                                         ------------------------      ------------------------
         Net sales                                       $  282.9         100.0%       $  303.0         100.0%
         Cost of goods sold                                 171.9          60.8%          185.9          61.4%
                                                         --------         -----        --------         -----
         Gross profit                                       111.0          39.2%          117.1          38.6%
         Distribution cost / selling, general and
            administrative expenses                          72.9          25.8%           78.7          26.0%
         Loss on disposal of motor business                  32.0          11.3%             --            --
                                                         --------         -----        --------         -----
         Operating income                                     6.1           2.1%           38.4          12.6%
         Interest income                                      0.3           0.1%            1.0           0.3%
         Other income                                         0.7           0.3%            0.0           0.0%
         Interest expense                                    (1.4)         (0.5%)          (1.3)         (0.4%)
                                                         --------         -----        --------         -----
         Income before income taxes                           5.7           2.0%           38.1          12.5%
         Income taxes                                         1.4           0.5%           14.4           4.7%
                                                         --------         -----        --------         -----
         Net income                                      $    4.3           1.5%       $   23.7           7.8%
                                                         ========         =====        ========         =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET SALES. Net sales for the first quarter 1999 declined $20.1 million or 6.6% to $282.9 million from $303.0 million last year. Net sales from U.S. operations were $194.7 million for the quarter, down 6.7% from $208.7 million for the first quarter last year. The sales decline was volume driven. Worldwide economic conditions, particularly in Asia and South America, continued to impact U.S. exports, which were down 34.1% to $17.2 in the quarter, compared with $26.1 million last year. Non-U.S. sales decreased 6.5% to $88.2 million in the first quarter 1999, compared with $94.3 million last year. The strengthening of the U.S. dollar has negatively impacted non-U.S. sales by 3%, caused principally by the devaluation of the Canadian, Australian, Brazilian and Mexican currencies. In local currencies, non-U.S. sales have declined by 3.6%.

GROSS PROFIT. Gross profit of $111.0 million for the first quarter 1999 decreased 5.2% or $6.1 million from last year. Gross profit as a percentage of net sales increased to 39.2% compared with 38.6% for the first quarter last year. Gross margin percentage increased over the first quarter last year due to improved manufacturing efficiencies, lower raw material costs and a more favorable product sales mix.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $5.8 million or 7.4% to $72.9 million for the first quarter 1999, compared with $78.7 million for 1998. SG&A expense as a percentage of sales declined to 25.8% from 26.0% in the 1998 period. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The decline in SG&A expenses were primarily due to lower bonus accruals in 1999 compared with 1998. Expected bonus expenses are accrued in proportion to expected profitability. Lower bonus accruals are attributable to lower profitability versus objectives, excluding bonus costs, compared to the prior year. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter. The lower SG&A costs were also attributable to lower distribution costs, which are generally incurred in proportion to sales levels.

LOSS ON DISPOSAL OF MOTOR BUSINESS. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 related to the sale of its electric motor business. In May 1999, the Company signed a definitive agreement to sell this business and expects to complete the transaction during the second quarter of 1999, after government agency review. Sales of the motor business for the three-month periods ended March 31, 1999 and 1998 were $14 million and $15 million, respectively. The operating results of the motor business for the periods presented were not material.

INTEREST EXPENSE. Interest expense has increased to $1.4 million or 7.7% in the first quarter 1999 from $1.3 million for the same period last year. Borrowing levels have increased to supplement funding for the share buyback program.

INCOME TAXES. Income taxes for the first quarter 1999 were $1.4 million on income before income taxes of $5.7 million, an effective rate of 23.9%, as compared with income taxes of $14.4 million on income before income taxes of $38.1 million, or an effective rate of 37.7% for the same period in 1998. Excluding the charge for the disposal of the motor division, the effective income tax rate would have been 36.3% for the first quarter 1999. This lower rate reflects tax planning initiatives in the U.S. and the change in the mix of earnings among foreign subsidiaries.

NET INCOME. Excluding the charge for the disposal of the motor division, net income for the first quarter 1999 increased $0.3 million or 1.3% compared with the same period last year, while diluted earnings per share increased 6.3% over the same period. The greater increase in EPS is attributable to the effect of share repurchases occurring since September 1998. The effect of foreign currency exchange rate movements on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the three months ended March 31, 1999 was $31 million compared with $50.5 million for 1998. The decrease in operating cash flows is attributable to the relative year-over-year reduction in working capital improvements.

The Company's ratio of total debt to total capitalization increased to 17.3% at March 31, 1999 from 11.0% at December 31, 1998. The Company began to increase its long-term borrowings for the first time in three years to supplement funding for its share repurchase program and to support a higher level of capital spending. During the first quarter of 1999, the Company purchased 2,757,550 shares of its common stock. Under its 5,000,000 share repurchase program begun in September 1998, the Company has purchased 4,021,450 shares of its common stock on the open market at a cost of $82.1 million through March 31, 1999. In 1999 the Board of Directors authorized an extension of the share repurchase program to an additional 5,000,000 shares. Capital expenditures increased $11.2 million to $23.7 million in the first quarter of 1999, compared with $12.5 million in 1998. This increase was primarily related to spending on information systems in the U.S. and Europe and additional manufacturing capacity in Mexico and Canada.

During 1998, the Company acquired a 75% interest in Indalco Alloys Inc. of Canada whose operating results are included within those of the Company beginning in March 1998. The results of Indalco for the periods presented were not significant.

The Company paid cash dividends of $5.8 million or $0.12 per share during the first quarter of 1999. On May 5, 1999, the Board of Directors declared a cash dividend of $0.12 per share payable on July 15, 1999 to shareholders of record June 30, 1999.

INFORMATION SYSTEMS IMPLEMENTATION AND YEAR 2000 ISSUE
------------------------------------------------------

The Company is replacing many of its legacy Information Technology (IT) Systems and believes with conversions to new software and computer systems, the Year 2000 Issue will be mitigated. Accordingly, all of the Company's business units are actively involved in its Year 2000 conversion plan. The Company is utilizing both internal and external resources to replace and test software.

The Company is also replacing systems used in the manufacture and distribution of its products and does not anticipate disruptions in the supply of products to its customers. In addition, to assure continuous flow of products to end customers, the Company has surveyed and is now assessing Year 2000 readiness on the part of the Company's supply chain. The majority of the suppliers responding to the Company's survey indicated that they were in the process of implementing their own Year 2000 compliance programs. Based upon the outcome of the Company's final assessment of its external supply chain components, business process and systems contingency plans will be developed and implemented. Although plans have not yet been fully developed, the Company anticipates these plans will include identification of alternative suppliers and increasing inventory safety stocks.

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

Incremental spending for Information Systems expenditures, including system enhancements and non-IT Year 2000 projects, was $60 million through March 31, 1999, of which $12 million has been expensed. The Company expects to incur approximately $5 million to $10 million to complete these projects. Substantially all of the costs to be incurred relate to replacement costs for hardware and software which will provide enhanced functionality over current IT systems. Cash flows related to these costs have been and will continue to be provided by funds generated from operations. The Company's total project cost and estimated time to complete the project are based on presently available information. The Company requires periodic project status reporting and cost estimates are revised as information becomes available.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Information Systems Implementation and Year 2000 Issue. The Company is presently replacing many of its legacy systems and believes that with conversions to new software, the Year 2000 Issue will be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 Issue could have a material impact on the operations of the Company. See also "Information Systems Implementation and Year 2000 Issue" above.

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 3. Legal Proceedings" within the Company's annual report on Form 10-K for the year-ended December 31, 1998, as well as the update in this report. See also Note K to the consolidated financial statements for the year-ended December 31, 1998.

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

- International Markets. The Company's long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and expansion poses challenging demands within the Company's infrastructure. Further, many developing economies have deteriorated over the last two years and are now experiencing significant degrees of political and economic instability, making international growth difficult.

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

Part II - Other Information

Item 1.  Legal Proceedings

The Company was dismissed from a lawsuit filed against the Company in the Superior Court of California by a building owner in Los Angeles arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. The Company also settled another such case. A total of six of these cases have been voluntarily dismissed, and six others have been settled. The Company remains a defendant or co-defendant in eight such cases.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibit No. 27 - Financial Data Schedule.
           (b)    Reports on Form 8-K - None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LINCOLN ELECTRIC HOLDINGS, INC.

/s/  H. JAY ELLIOTT
-----------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

May 17, 1999