Form 10-Q
period 1999-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 1999-08-13
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the six months ended June 30, 1999 Commission File No. 0-1402


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

The number of shares outstanding of the issuer's class of common stock as of June 30, 1999 was 45,298,324.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------         -------------------------
                                                     1999              1998             1999              1998
                                                   --------          --------         --------          --------
Net sales                                          $273,498          $310,930         $556,366          $613,892
Cost of goods sold                                  166,597           190,376          338,492           376,255
                                                   --------          --------         --------          --------
Gross profit                                        106,901           120,554          217,874           237,637
Distribution cost / selling, general
    & administrative expenses                        70,220            80,185          143,109           158,865
Loss on disposal of motor business                       --                --           32,015                --
                                                   --------          --------         --------          --------
Operating income                                     36,681            40,369           42,750            78,772
Other income / (expense):
     Interest income                                    186             1,039              498             1,995
     Other income                                     1,014               565            1,723               606
     Interest expense                                (1,505)           (1,406)          (2,934)           (2,725)
                                                   --------          --------         --------          --------
Total other income / (expense)                         (305)              198             (713)             (124)
                                                   --------          --------         --------          --------
Income before income taxes                           36,376            40,567           42,037            78,648
Income taxes                                         13,041            15,322           14,395            29,673
                                                   --------          --------         --------          --------
Net income                                         $ 23,335          $ 25,245         $ 27,642          $ 48,975
                                                   ========          ========         ========          ========

Basic earnings per share                           $   0.51          $   0.51         $   0.60          $   0.99
Diluted earnings per share                         $   0.51          $   0.51         $   0.60          $   0.99

Cash dividends declared per share                  $   0.12          $   0.10         $   0.24          $   0.20



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)



                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       1999                1998
                                                                                    ----------         -----------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                      $   21,986         $   39,095
     Marketable securities                                                                 351                311
     Accounts receivable (less allowances of $3,640 in 1999; $3,563 in 1998)           172,892            167,830
     Inventories:
       Raw materials and in-process                                                     75,358             82,030
       Finished goods                                                                  104,047            104,291
                                                                                    ----------         ----------
                                                                                       179,405            186,321
     Deferred income taxes                                                              20,799             17,751
     Other current assets                                                               26,124             25,533
                                                                                    ----------         ----------
   TOTAL CURRENT ASSETS                                                                421,557            436,841

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                 10,978             11,447
   Buildings                                                                           114,411            115,538
   Machinery, tools and equipment                                                      406,836            424,307
                                                                                     ---------          ---------
                                                                                       532,225            551,292
   Less:  accumulated depreciation and amortization                                    269,860            291,501
                                                                                     ---------          ---------
                                                                                       262,365            259,791

OTHER ASSETS
   Goodwill - net                                                                       34,046             35,747
   Other                                                                                47,434             50,527
                                                                                     ---------          ---------
                                                                                        81,480             86,274
                                                                                     ---------          ---------

TOTAL ASSETS                                                                          $765,402           $782,906
                                                                                     =========          =========


See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)
                                   (UNAUDITED)



                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        1999               1998
                                                                                     ---------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to banks                                                           $  9,769           $  2,792
     Trade accounts payable                                                             50,513             60,502
     Salaries, wages and amounts withheld                                               45,751             19,366
     Taxes, including income taxes                                                      32,331             38,434
     Dividend payable                                                                    5,436              5,770
     Other current liabilities                                                          70,800             57,147
     Current portion of long-term debt                                                  11,342             11,100
                                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                                              225,942            195,111

Long-term debt, less current portion                                                    45,671             46,766
Deferred income taxes                                                                   23,439             23,158
Other long-term liabilities                                                             32,691             26,938

SHAREHOLDERS' EQUITY
   Preferred Shares, without par value - at stated capital amount:
       Authorized - 5,000,000 shares in 1999 and 1998;
       Issued and Outstanding - none.                                                       --                 --
   Common Shares, without par value - at stated capital amount:
       Authorized - 120,000,000 shares in 1999 and 1998;
       Issued - 49,283,950 shares in 1999 and 1998;
       Outstanding - 45,298,324 shares in 1999 and 48,083,246 shares in 1998             4,928              4,928
   Additional paid-in capital                                                          104,855            104,641
   Retained earnings                                                                   448,839            432,283
   Accumulated other comprehensive income                                              (39,372)           (28,251)
   Treasury shares, at cost - 3,985,626 shares in 1999 and 1,200,704 shares
     in 1998                                                                           (81,591)           (22,668)
                                                                                      --------           --------
TOTAL SHAREHOLDERS' EQUITY                                                             437,659            490,933
                                                                                      --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $765,402           $782,906
                                                                                      ========           ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                        1999               1998
                                                                                     ---------           ---------
OPERATING ACTIVITIES
Net income                                                                           $  27,642           $  48,975
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      14,348              13,249
     Loss on disposal of fixed assets and motor business                                31,368               2,783
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                               (15,471)            (23,482)
       (Increase) in inventories                                                       (16,906)            (29,471)
       (Increase) in other current assets                                               (1,162)             (6,070)
       (Decrease) increase in accounts payable                                          (7,942)             16,977
       Increase in other current liabilities                                            20,518              43,930
       Gross change in other noncurrent assets and liabilities                           5,939              (1,754)
       Other - net                                                                      (5,317)                 20
                                                                                      --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               53,017              65,157

INVESTING ACTIVITIES
   Capital expenditures, including acquisitions                                        (42,183)            (32,053)
   Purchase of marketable securities                                                      (154)             (1,567)
   Proceeds from maturities of marketable securities                                       154              10,908
   Proceeds from sale of fixed assets and motor business                                36,407               2,974
   Other                                                                                  (154)                --
                                                                                      --------            --------
NET CASH (USED) BY INVESTING ACTIVITIES                                                 (5,930)            (19,738)

FINANCING ACTIVITIES
   Short-term borrowings - net                                                           6,813               1,092
   Long-term borrowings - net                                                             (785)             (4,737)
   Net (purchase) reissuance of shares for treasury                                    (58,923)                 --
   Dividends paid                                                                      (11,211)             (9,848)
   Other                                                                                  (493)              2,464
                                                                                      --------            --------
NET CASH (USED) BY FINANCING ACTIVITIES                                                (64,599)            (11,029)

Effect of exchange rate changes on cash and cash equivalents                               403                (505)
                                                                                      --------            --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (17,109)             33,885
Cash and cash equivalents at beginning of period                                        39,095              46,562
                                                                                      --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 21,986            $ 80,447
                                                                                      ========            ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the preparation of the quarterly report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three- and six-months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands,
   except per share amounts)                             Three months ended June 30,     Six months ended June 30,
                                                         ---------------------------     -------------------------
                                                             1999           1998           1999            1998
                                                           --------       --------       --------        --------
Numerator:
       Net income                                          $ 23,335       $ 25,245       $ 27,642        $ 48,975
                                                           ========       ========       ========        ========
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares                         45,285         49,277         45,930          49,255
       Effect of dilutive securities -
             Employee stock options                             156            302            141             258
                                                           --------       --------       --------        --------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares                45,441         49,579         46,071          49,513
                                                           ========       ========       ========        ========

Basic earnings per share                                    $  0.51        $  0.51        $  0.60         $  0.99
Diluted earnings per share                                  $  0.51        $  0.51        $  0.60         $  0.99

NOTE C - COMPREHENSIVE INCOME

The components of comprehensive income follow:

                                                 Three months ended June 30,      Six months ended June 30,
(Dollars in thousands)                           ---------------------------      -------------------------
                                                      1999           1998            1999           1998
                                                    --------       --------        --------       --------
Net income                                          $ 23,335       $ 25,245        $ 27,642       $ 48,975
Other comprehensive income:
     Change in currency translation adjustment        (2,822)          (680)        (11,121)        (3,338)
                                                    --------       --------        --------       --------

Comprehensive income                                $ 20,513       $ 24,565        $ 16,521       $ 45,637
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

NOTE E - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at June 30, 1999 include provisions for year-end bonuses and related payroll taxes of approximately $30 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - SEGMENT INFORMATION

(Dollars in thousands)                           United                       Other
                                                 States        Europe        Countries    Eliminations   Consolidated
                                               ----------    -----------     ----------    ----------    ------------
Three months ended June 30, 1999:
  Net sales to unaffiliated customers            $186,306     $   48,444       $ 38,748     $     --       $273,498
  Inter-segment sales                              15,157          2,363          4,426      (21,946)            --
                                                 --------     ----------       --------     --------       --------

         Total                                   $201,463     $   50,807       $ 43,174     $(21,946)      $273,498
                                                 ========     ==========       ========     ========       ========

  Income before interest and income taxes        $ 31,957     $    3,668       $  2,262     $   (192)      $ 37,695
  Interest income                                                                                               186
  Interest expense                                                                                           (1,505)
                                                                                                           --------
  Income before income taxes                                                                               $ 36,376
                                                                                                           ========

Three months ended June 30, 1998:
  Net sales to unaffiliated customers            $211,803     $   54,245       $ 44,882     $     --      $310,930
  Inter-segment sales                              19,086          2,345          3,552      (24,983)           --
                                                 --------     ----------       --------     --------      --------

         Total                                   $230,889     $   56,590       $ 48,434     $ (24,983)    $310,930
                                                 ========     ==========       ========     =========     ========

  Income before interest and income taxes        $ 33,625     $    4,438       $  3,484     $    (613)    $ 40,934
  Interest income                                                                                            1,039
  Interest expense                                                                                          (1,406)
                                                                                                          --------
  Income before income taxes                                                                              $ 40,567
                                                                                                          ========

(Dollars in thousands)                           United                       Other
                                                 States        Europe        Countries    Eliminations   Consolidated
                                               ----------     ----------     ---------    ------------   ------------
Six months ended June 30, 1999:
  Net sales to unaffiliated customers            $381,034     $   97,414       $ 77,918    $       --       $556,366
  Inter-segment sales                              31,374          4,076          8,018       (43,468)           --
                                                 --------     ----------       --------     ---------       --------

                                                                                                                 --
         Total                                   $412,408      $ 101,490       $ 85,936     $ (43,468)      $556,366
                                                 ========      =========       ========     =========       ========

  Income before interest and income taxes        $ 31,171      $   7,731       $  5,019     $     552       $ 44,473
  Interest income                                                                                                498
  Interest expense                                                                                            (2,934)
                                                                                                           ---------
  Income before income taxes                                                                               $  42,037
                                                                                                           =========

  Total assets                                   $521,508       $173,184       $129,840     $ (59,130)     $ 765,402
                                                 ========       ========       ========     =========      =========

Six months ended June 30, 1998:
  Net sales to unaffiliated customers            $420,499       $108,449       $ 84,944     $      --      $ 613,892
  Inter-segment sales                              39,351          4,731          6,330       (50,412)           --
                                                 --------     ----------       --------     ---------      ---------


         Total                                   $459,850       $113,180       $ 91,274     $ (50,412)     $ 613,892
                                                 ========       ========       ========     =========      =========

  Income before interest and income taxes        $ 65,344       $  8,726       $  6,661     $  (1,353)     $  79,378
  Interest income                                                                                              1,995
  Interest expense                                                                                            (2,725)
                                                                                                           ---------
  Income before income taxes                                                                               $  78,648
                                                                                                           =========

  Total assets                                   $576,409       $175,065       $116,340     $ (53,657)     $ 814,157
                                                 ========       ========       ========     =========      =========

Included in the United States geographic segment for the six months ended June 30, 1999 was a $32 million pre-tax charge related to the disposal of the motor business. See NOTE G to these consolidated financial statements.

NOTE G - DISPOSAL OF MOTOR BUSINESS

On May 28, 1999, the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 reflecting the loss on the sale of motor business assets. Sales of the motor business for the two- and three-month periods ended May 28, 1999 and June 30, 1998 were $9 million and $15 million, respectively, and were $23 million and $30 million, respectively, for the five- and six-month periods ended May 28, 1999 and June 30, 1998. The operating results of the motor business for the periods presented were not material.

NOTE H - NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement will become effective for the Company for fiscal year 2001. The Company is evaluating the effect of this Statement on its accounting and reporting policies, but does not presently expect adoption to have a material impact on the Company's consolidated financial position or results of operations.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following table sets forth the Company's results of operations for the three- and six-month periods ended June 30, 1999 and 1998 (dollars in millions):

                                         Three months ended June 30,
                                       1999                      1998
                                ----------------------    ----------------------
                                Amount      % of Sales    Amount      % of Sales
                                ------      ----------    ------      ----------
Net sales                        $273.5       100.0%       $310.9       100.0%
Cost of goods sold                166.6        60.9%        190.3        61.2%
                                 ------       -----        ------       -----
Gross profit                      106.9        39.1%        120.6        38.8%
Distribution cost/selling,
  general and administrative
  expenses                         70.2        25.7%         80.2        25.8%
                                 ------       -----        ------       -----

Operating income                   36.7        13.4%         40.4        13.0%
Interest income                     0.2         0.1%          1.0         0.3%
Other income                        1.0         0.3%          0.6         0.2%
Interest expense                   (1.5)       (0.5%)        (1.4)       (0.4%)
                                 ------       -----        ------       -----
Income before income taxes         36.4        13.3%         40.6        13.1%
Income taxes                       13.1         4.8%         15.4         5.0%
                                 ------       -----        ------       -----
Net income                       $ 23.3         8.5%       $ 25.2         8.1%
                                 ======       =====        ======       =====

                                           Six months ended June 30,
                                       1999                      1998
                                ----------------------    ----------------------
                                Amount      % of Sales    Amount      % of Sales
                                ------      ----------    ------      ----------
Net sales                        $556.4       100.0%       $613.9       100.0%
Cost of goods sold                338.6        60.8%        376.3        61.3%
                                 ------       -----        ------       -----
Gross profit                      217.8        39.2%        237.6        38.7%
Distribution cost/selling,
  general and administrative      143.1        25.7%        158.8        25.9%
  expenses
Loss on disposal of motor
   business                        32.0         5.8%           --          --
                                 ------       -----        ------       -----

Operating income                   42.7         7.7%         78.8        12.8%
Interest income                     0.5         0.1%          2.0         0.3%
Other income                        1.7         0.3%          0.6         0.1%
Interest expense                   (2.9)       (0.5%)        (2.7)       (0.4%)
                                 ------       -----        ------       -----
Income before income taxes         42.0         7.6%         78.7        12.8%
Income taxes                       14.4         2.6%         29.7         4.8%
                                 ------       -----        ------       -----
Net income                       $ 27.6         5.0%       $ 49.0         8.0%
                                 ======       =====        ======       =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------------------------------

NET SALES. Net sales for the second quarter 1999 declined $37.4 million or 12.0% to $273.5 million from $310.9 million last year. Net sales from U.S. operations were $186.3 million for the quarter, down 12.0% from $211.8 million for the second quarter last year. Excluding the results of the recently divested motor business, U.S. sales in 1998 would have been $206.3 million, reflecting a year-over-year decline of 9.7%. The sales decline was primarily volume driven. Worldwide economic conditions, particularly in Asia and South America, continued to impact U.S. exports, which were down 37.2% to $15.0 million in the quarter, compared with $23.9 million last year. Non-U.S. sales decreased 12.0% to $87.2 million in the second quarter 1999, compared with $99.1 million last year. The strengthening of the U.S. dollar has negatively impacted non-U.S. sales by 3.7%, caused principally by the devaluation of the European, Brazilian and Mexican currencies. In local currencies, non-U.S.
sales declined by 8.7%.

GROSS PROFIT. Gross profit of $106.9 million for the second quarter 1999 decreased 11.4% or $13.7 million from last year. Gross profit as a percentage of net sales increased to 39.1% compared with 38.8% for the second quarter last year. Gross profit percentage increased over the second quarter of 1998 due to the absence of motors sales in June 1999, improved manufacturing efficiencies and lower raw material costs. Motor sales commanded lower margins than welding product sales.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $10.0 million or 12.4% to $70.2 million for the second quarter 1999, compared with $80.2 million for 1998. SG&A expense as a percentage of net sales declined to 25.7% from 25.8% in the 1998 period. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The reduction in SG&A expenses were primarily due to lower distribution costs and a $5.4 million decline in the bonus provision in 1999 compared with 1998. Distribution costs are generally incurred in proportion to sales levels. Expected bonus expenses are accrued in proportion to expected profitability. Lower bonus accruals are attributable to lower profitability versus objectives, excluding bonus costs, compared to the prior year. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

INTEREST EXPENSE. Interest expense has increased to $1.5 million in the second quarter 1999 from $1.4 million for the same period last year. The slight increase was due primarily to non-U.S. borrowings for working capital funding.

INCOME TAXES. Income taxes for the second quarter 1999 were $13.1 million on income before income taxes of $36.4 million, an effective rate of 35.8%, as compared with income taxes of $15.4 million on income before income taxes of $40.6 million, or an effective rate of 37.8% for the same period in 1998. This lower rate reflects tax planning initiatives in the U.S., the change in the mix of earnings among foreign subsidiaries and the impact of the motor business divestiture.

NET INCOME. Net income for the second quarter 1999 decreased $1.9 million or 7.6% compared with the same period last year. Earnings per share for 1999 was equal to 1998 because of share repurchases. The effect of foreign currency exchange rate movements on net income was not significant.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
-------------------------------------------------------------------------

NET SALES. Net sales for the first half of 1999 decreased $57.5 million or 9.4% to $556.4 million from $613.9 million last year. Net sales from U.S. operations were $381 million for 1999, down 9.4% from $420.5 million last year. When sales of the motor business are excluded from June 1998, U.S. sales would have been $415 million, a year-over-year decrease of 8.2%. U.S. exports were down 35.6% to $32.2 million in the period, compared with $50 million last year. Non-U.S. sales were $175.4 million in 1999, down 9.3% from $193.4 million a year ago. The strengthening of the U.S. dollar has negatively impacted non-U.S. sales by 3.3%, caused principally by the devaluation of the Canadian, Brazilian and Mexican currencies. In local currencies, non-U.S. sales have declined by 6.2%.

GROSS PROFIT. Gross profit of $217.8 million for 1999 decreased $19.8 million or 8.3% from last year. Gross profit as a percentage of net sales improved to 39.2% compared with 38.7% for last year. Gross profit percentage increased due the absence of motor business sales in June 1999, improved manufacturing efficiencies and lower raw material costs. Motor sales commanded lower margins than welding product sales.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses were $143.1 million, a $15.7 million or 9.9% improvement over $158.8 million last year. SG&A expense as a percentage of net sales dropped to 25.7% from 25.9% in the 1998 period. The decrease in SG&A expenses were primarily due to lower distribution costs and a $10.8 million decline in the bonus provision in 1999 compared with 1998. Distribution costs are generally incurred in proportion to sales. Bonus expenses are accrued in proportion to expected profitability and lower bonus accruals are a consequence of lower profitability versus objectives, excluding bonus costs, compared to the prior year. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

LOSS ON DISPOSAL OF MOTOR BUSINESS. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 related to the sale of its motor business. This sale was completed at the end of May 1999. Sales of the motor business for 1999 through the May 28 disposal date were $23 million and for the six-months ended June 30, 1998 were $30 million. The operating results of the motor business for the periods presented were not material.

INTEREST EXPENSE. Interest expense increased to $2.9 million in 1999 from $2.7 million for the same period last year. The increase was caused principally by local working capital borrowings by non-U.S. entities and by increased borrowings in the U.S. to finance share repurchases.

INCOME TAXES. Income taxes for the first half of 1999 were $14.4 million on income before income taxes of $42.0 million, an effective rate of 34.2%, as compared with income taxes of $29.7 million on income before income taxes of $78.7 million, or an effective rate of 37.7% for the same period in 1998. Excluding the charge for the disposal of the motor division, the effective income tax rate would have been 36.0% for the first half of 1999. This lower rate reflects tax planning initiatives in the U.S. and the change in the mix of earnings among foreign subsidiaries.

NET INCOME. Excluding the charge for the disposal of the motor business, net income of $47.3 million for the first half of 1999 decreased $1.7 million or 3.5% compared with the same period last year, while diluted earnings per share increased 3% over the same period to $1.02. The increase in EPS is attributable to the decreased shares outstanding as a result of the share repurchases occurring since September 1998. The effect of foreign currency exchange rate movements on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the six months ended June 30, 1999 was $53 million compared with $65.2 million for 1998. Lower cash flow from operations is due to greater use of working capital and lower non-cash bonus accruals due to lower than planned pre-bonus profitability.

The Company's ratio of total debt to total capitalization increased to 13.2% at June 30, 1999 from 11.0% at December 31, 1998. Long-term debt was accumulated during the first quarter to supplement funding for share repurchases and higher levels of capital spending. This debt was repaid during the second quarter using a portion of the $34 million proceeds from the sale of the motor business. The stock repurchase program has continued to lower the Company's equity base. During the second quarter of 1999, the Company purchased 97,300 shares of its common stock. Since September 1998, when the original 5,000,000 share repurchase program began, the Company has purchased a total of 4,118,750 shares of its common stock on the open market at a cost of $84 million through June 30, 1999. During the six months ended June 30,1999, the Company spent $59 million on common stock repurchases. In 1999 the Board of Directors authorized an additional share repurchase program of up to 5,000,000 shares. Accordingly, the Company has 5,881,250 shares available for repurchase under its authorized share repurchase program.

Capital expenditures increased $10.1 million to $42.2 million in the first half of 1999, compared with $32.1 million in 1998. This increase was predominantly related to spending on information systems in the U.S. and Europe and additional manufacturing capacity in Mexico and Canada. The rate of capital spending is expected to decline during the second half of 1999 as spending on information systems decreases. The amount of capital spending for the full year 1999 is expected to be comparable to that of 1998.

During 1998, the Company acquired a 75% interest in Indalco Alloys Inc. of Canada whose operating results are included within those of the Company beginning in March 1998. The results of Indalco for the periods presented were not significant.

The Company paid cash dividends of $11.2 million or $0.24 per share during the first half of 1999, a 13.8% increase over the $9.8 million paid in 1998.

INFORMATION SYSTEMS IMPLEMENTATION AND YEAR 2000 ISSUE
------------------------------------------------------

The Company has replaced many of its legacy Information Technology (IT) Systems and believes that with conversions to new software and computer systems, the Year 2000 Issue will be mitigated. Accordingly, all of the Company's business units are actively involved in its Year 2000 conversion plan. The Company is utilizing both internal and external resources to replace and test software.

The Company has also replaced systems used in the manufacture and distribution of its products and does not anticipate disruptions in the supply of products to its customers. In addition, to assure continuous flow of products to end customers, the Company has surveyed and continues to assess Year 2000 readiness on the part of the Company's supply chain. The majority of the suppliers responding to the Company's survey indicated that they were in the process of implementing their own Year 2000 compliance programs. Based upon the outcome of the Company's final assessment of its external supply chain components, business process and systems contingency plans are being developed and implemented. Although plans have not yet been completed, the Company anticipates these plans will include identification of alternative suppliers and will result in increasing inventory safety stocks.

The Company's Year 2000 readiness activities include IT areas such as business systems, technical infrastructure and end-user computing and non-IT areas such as manufacturing, warehousing and servicing equipment, environmental operations, supplier base and end products. These activities require the identification of affected systems and equipment, performance of an impact analysis, development of a compliance strategy and the implementation and testing of remediation.

The Company has completed or is currently on schedule with various phases of its compliance program and has made significant progress towards the completion of its total planned efforts. The Company substantially completed its Year 2000 compliance efforts relating to IT areas during the second quarter of 1999.

Incremental spending for Information Systems expenditures, including system enhancements and non-IT Year 2000 projects, was $67 million through June 30, 1999, of which $13.7 million has been expensed. The Company expects to incur approximately $4 million to $5 million to complete these projects. Substantially all of the costs to be incurred relate to replacement costs for hardware and software which will provide enhanced functionality over current IT systems. Cash flows related to these costs have been and will continue to be provided by funds generated from operations. The Company's total project cost and estimated time to complete the project are based on presently available information. The Company requires periodic project status reporting, and cost estimates are revised as information becomes available.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Information Systems Implementation and Year 2000 Issue. The Company has replaced many of its legacy systems and believes that with conversions to new software, the Year 2000 Issue will be mitigated. However, disruptions caused by suppliers or customers due to the Year 2000 issue would impair the Company's ability to obtain materials and services for production or the ability to sell to customers. Any failure by the Company to meet its current timetable or by the Company's vendors or customers to achieve Year 2000 compliance could have a material adverse effect on the Company's systems, results of operations and financial condition. See also "Information Systems Implementation and Year 2000 Issue" above.

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 3. Legal Proceedings" within the Company's annual report on Form 10-K for the year-ended December 31, 1998, as well as the update in the first quarter 1999 Form 10-Q. See also Note K to the consolidated financial statements for the year-ended December 31, 1998.

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

- Cyclicality and Maturity of the Welding Industry. The United States arc welding industry is both mature and cyclical. The growth of the domestic arc welding industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also cut into the domestic demand for arc welding products in the Company's largest market.

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

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Lincoln Electric Holdings, Inc. ("Lincoln") was held on May 4, 1999.
         (b)       No response is required.
         (c)       The following matters were voted upon by security holders:

                  (i) ELECTION OF DIRECTORS. The shareholders voted in favor of electing the following persons as Directors of Lincoln for terms ending in 2002:

                                                                                         Votes
                                                              Votes For                 Withheld
                                                              ---------                 --------
                           Harry Carlson                      34,445,827                328,368
                           Thomas A. Corcoran                 34,418,415                355,780
                           David H. Gunning                   34,475,820                298,375
                           Edward E. Hood, Jr.                34,471,662                302,533
                           Paul E. Lego                       34,432,909                341,286


                  (ii) APPOINTMENT OF INDEPENDENT AUDITORS. The shareholders ratified the appointment of the firm of Ernst & Young as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 1999.

                           Votes For                               34,660,872
                           Votes Against                               43,259
                           Shares Abstain                              70,064

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

August 13, 1999