Form 10-Q
period 1999-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 1999-11-15
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the nine months ended September 30, 1999          Commission File No. 0-1402


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

The number of shares outstanding of the issuer's class of common stock as of September 30, 1999 was 45,128,924.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)


                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------   -------------------------------
                                            1999           1998                1999           1998
                                         ---------      ---------           ---------      ---------
Net sales                                $ 265,937      $ 288,106           $ 822,303      $ 901,998
Cost of goods sold                         160,300        176,917             498,792        553,172
                                         ---------      ---------           ---------      ---------
Gross profit                               105,637        111,189             323,511        348,826
Distribution cost / selling, general
    & administrative expenses               68,535         74,900             211,644        233,765
Loss on disposal of motor business              --             --              32,015             --
                                         ---------      ---------           ---------      ---------
Operating income                            37,102         36,289              79,852        115,061
Other income / (expense):
     Interest income                           419          1,090                 917          3,085
     Other income                              190            782               1,913          1,388
     Interest expense                       (1,300)        (1,424)             (4,234)        (4,149)
                                         ---------      ---------           ---------      ---------
Total other income / (expense)                (691)           448              (1,404)           324
                                         ---------      ---------           ---------      ---------
Income before income taxes                  36,411         36,737              78,448        115,385
Income taxes                                13,108         13,443              27,503         43,116
                                         ---------      ---------           ---------      ---------
Net income                               $  23,303      $  23,294           $  50,945      $  72,269
                                         =========      =========           =========      =========

Basic earnings per share                 $    0.52      $    0.47           $    1.11      $    1.47
Diluted earnings per share               $    0.51      $    0.47           $    1.11      $    1.46

Cash dividends declared per share        $    0.12      $    0.10           $    0.36      $    0.30



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)



                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                  1999           1998
                                                                                --------       --------
                                                                               (UNAUDITED)     (NOTE A)
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                   $ 34,025     $ 39,095
     Marketable securities                                                             51          311
     Accounts receivable (less allowances of $3,862 in 1999; $3,563 in 1998)      179,881      167,830
     Inventories:
       Raw materials and in-process                                                72,709       82,030
       Finished goods                                                             112,970      104,291
                                                                                 --------     --------
                                                                                  185,679      186,321
     Deferred income taxes                                                         18,309       17,751
     Other current assets                                                          29,533       25,533
                                                                                 --------     --------
   TOTAL CURRENT ASSETS                                                           447,478      436,841

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                            11,250       11,447
   Buildings                                                                      116,096      115,538
   Machinery, tools and equipment                                                 422,277      424,307
                                                                                 --------     --------
                                                                                  549,623      551,292
   Less: accumulated depreciation and amortization                                277,136      291,501
                                                                                 --------     --------
                                                                                  272,487      259,791

OTHER ASSETS
   Goodwill - net                                                                  34,012       35,747
   Other                                                                           46,341       50,527
                                                                                 --------     --------
                                                                                   80,353       86,274
                                                                                 --------     --------

TOTAL ASSETS                                                                     $800,318     $782,906
                                                                                 ========     ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)


                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                    1999           1998
                                                                                 ---------      ---------
                                                                                 (UNAUDITED)     (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to banks                                                      $   6,719      $   2,792
     Trade accounts payable                                                         59,246         60,502
     Salaries, wages and amounts withheld                                           55,437         19,366
     Taxes, including income taxes                                                  39,227         38,434
     Dividend payable                                                                5,415          5,770
     Other current liabilities                                                      68,761         57,147
     Current portion of long-term debt                                              11,407         11,100
                                                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                                                          246,212        195,111

Long-term debt, less current portion                                                45,195         46,766
Deferred income taxes                                                               22,595         23,158
Other long-term liabilities                                                         32,351         26,938

SHAREHOLDERS' EQUITY
   Preferred Shares, without par value - at stated capital amount:
       Authorized - 5,000,000 shares in 1999 and 1998;
       Issued and Outstanding - none                                                    --             --
   Common Shares, without par value - at stated capital amount:
       Authorized - 120,000,000 shares in 1999 and 1998;
       Issued - 49,283,950 shares in 1999 and 1998;
       Outstanding - 45,128,924 shares in 1999 and 48,083,246 shares in 1998         4,928          4,928
   Additional paid-in capital                                                      104,855        104,641
   Retained earnings                                                               466,727        432,283
   Accumulated other comprehensive income                                          (37,666)       (28,251)
   Treasury shares, at cost - 4,155,026 shares in 1999 and 1,200,704 shares
     in 1998                                                                       (84,879)       (22,668)
                                                                                 ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                         453,965        490,933
                                                                                 ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 800,318      $ 782,906
                                                                                 =========      =========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)



                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1999            1998
                                                                          ---------      ---------
OPERATING ACTIVITIES
Net income                                                                $  50,945      $  72,269
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           21,087         20,156
     Loss on disposal of fixed assets and motor business                     31,373          2,171
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                    (21,477)       (10,208)
       (Increase) in inventories                                            (22,358)       (13,964)
       (Increase) in other current assets                                    (4,614)        (6,427)
       Increase in accounts payable                                             259            455
       Increase in other current liabilities                                 34,757         58,061
       Gross change in other noncurrent assets and liabilities                7,818         (3,038)
       Other - net                                                           (2,946)        (1,366)
                                                                          ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    94,844        118,109

INVESTING ACTIVITIES
   Capital expenditures                                                     (57,265)       (48,599)
   Acquisitions of businesses and equity investment                            (154)       (10,360)
   Purchase of marketable securities                                           (748)          (909)
   Proceeds from maturities of marketable securities                          1,064         10,872
   Proceeds from sale of fixed assets and motor business                     35,712          4,047
                                                                          ---------      ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                     (21,391)       (44,949)

FINANCING ACTIVITIES
   Short-term borrowings - net                                                3,691            379
   Long-term borrowings - net                                                (1,334)        (4,500)
   Net (purchase) reissuance of shares for treasury                         (62,211)       (20,838)
   Dividends paid                                                           (16,647)       (14,777)
   Other                                                                       (494)           500
                                                                          ---------      ---------
NET CASH (USED) BY FINANCING ACTIVITIES                                     (76,995)       (39,236)

Effect of exchange rate changes on cash and cash equivalents                 (1,528)           637
                                                                          ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (5,070)        34,561
Cash and cash equivalents at beginning of period                             39,095         46,562
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  34,025      $  81,123
                                                                          =========      =========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three- and nine-months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The balance sheet at December 31,1998 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


(Dollars and shares in thousands,                       Three months ended       Nine months ended
   except per share amounts)                            ------------------       -----------------
                                                           September 30,           September 30,
                                                           -------------           -------------
                                                          1999        1998       1999        1998
                                                        -------     -------     -------     -------

Numerator:
       Net income                                       $23,303     $23,294     $50,945     $72,269
                                                        =======     =======     =======     =======
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares                     45,218      49,152      45,693      49,221
       Effect of dilutive securities -
             Employee stock options                         101         244         124         244
                                                        -------     -------     -------     -------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares            45,319      49,396      45,817      49,465
                                                        =======     =======     =======     =======

Basic earnings per share                                $  0.52     $  0.47     $  1.11     $  1.47
Diluted earnings per share                              $  0.51     $  0.47     $  1.11     $  1.46


NOTE C - COMPREHENSIVE INCOME

The components of comprehensive income follow:


                                                    Three months ended         Nine months ended
                                                       September 30,             September 30,
(Dollars in thousands)                               1999         1998         1999          1998
                                                   --------     --------     --------      --------
Net income                                         $ 23,303     $ 23,294     $ 50,945      $ 72,269
Other comprehensive income:
     Change in currency translation adjustment        1,706        6,247       (9,415)        2,909
                                                   --------     --------     --------      --------
Comprehensive income                               $ 25,009     $ 29,541     $ 41,530      $ 75,178
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

NOTE E - SALARIES, WAGES AND AMOUNTS WITHHELD

Salaries, wages and amounts withheld at September 30, 1999 include provisions for year-end bonuses and related payroll taxes of approximately $44 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - SEGMENT INFORMATION


(Dollars in thousands)                          United                       Other
                                                States         Europe      Countries  Eliminations     Consolidated
                                              ---------      ---------     ---------  ------------     ------------
Three months ended September 30, 1999:
  Net sales to unaffiliated customers         $ 183,476      $  45,148     $  37,313     $      --      $ 265,937
  Inter-segment sales                            13,614          2,589         3,846       (20,049)            --
                                              ---------      ---------     ---------     ---------      ---------
         Total                                $ 197,090      $  47,737     $  41,159     $ (20,049)     $ 265,937
                                              =========      =========     =========     =========      =========

  Income before interest and income taxes     $  32,846      $   2,242     $   1,524     $     680      $  37,292
  Interest income                                                                                             419
  Interest expense                                                                                         (1,300)
                                                                                                        ---------
  Income before income taxes                                                                            $  36,411
                                                                                                        =========

Three months ended September 30, 1998:
  Net sales to unaffiliated customers         $ 201,210      $  47,620     $  39,276     $      --      $ 288,106
  Inter-segment sales                            16,784          1,927         3,489       (22,200)            --
                                              ---------      ---------     ---------     ---------      ---------
         Total                                $ 217,994      $  49,547     $  42,765     $ (22,200)     $ 288,106
                                              =========      =========     =========     =========      =========

  Income before interest and income taxes     $  32,047      $   3,203     $   2,828     $  (1,007)     $  37,071
  Interest income                                                                                           1,090
  Interest expense                                                                                         (1,424)
                                                                                                        ---------
  Income before income taxes                                                                            $  36,737
                                                                                                        =========



(Dollars in thousands)                          United                      Other
                                                States        Europe       Countries   Eliminations   Consolidated
                                              ---------      ---------     ---------   ------------   ------------

Nine months ended September 30, 1999:
  Net sales to unaffiliated customers         $ 564,510      $ 142,562     $ 115,231     $      --      $ 822,303
  Inter-segment sales                            44,988          6,665        11,864       (63,517)            --
                                              ---------      ---------     ---------     ---------      ---------
         Total                                $ 609,498      $ 149,227     $ 127,095     $ (63,517)     $ 822,303
                                              =========      =========     =========     =========      =========

  Income before interest and income taxes     $  64,017      $   9,973     $   6,543     $   1,232      $  81,765
  Interest income                                                                                             917
  Interest expense                                                                                         (4,234)
                                                                                                        ---------
  Income before income taxes                                                                            $  78,448
                                                                                                        =========

  Total assets                                $ 556,670      $ 177,317     $ 130,633     $ (64,302)     $ 800,318
                                              =========      =========     =========     =========      =========

Nine months ended September 30, 1998:
  Net sales to unaffiliated customers         $ 621,709      $ 156,069     $ 124,220     $      --      $ 901,998
  Inter-segment sales                            56,135          6,658         9,819       (72,612)            --
                                              ---------      ---------     ---------     ---------      ---------
         Total                                $ 677,844      $ 162,727     $ 134,039     $ (72,612)     $ 901,998
                                              =========      =========     =========     =========      =========

  Income before interest and income taxes     $  97,391      $  11,929     $   9,489     $  (2,360)     $ 116,449
  Interest income                                                                                           3,085
  Interest expense                                                                                         (4,149)
                                                                                                        ---------
  Income before income taxes                                                                            $ 115,385
                                                                                                        =========

  Total assets                                $ 574,385      $ 191,263     $ 118,170     $ (66,555)     $ 817,263
                                              =========      =========     =========     =========      =========


Included in the United States geographic segment for the nine months ended September 30, 1999 was a $32 million pre-tax charge related to the disposal of the motor business. See NOTE G to these consolidated financial statements.

NOTE G - DISPOSAL OF MOTOR BUSINESS

On May 28, 1999, the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.43 per diluted share on a year-to-date basis) in the first quarter of 1999 reflecting the loss on the sale of motor business assets. Sales attributable to the motor business for the three-month period ended September 30, 1998 were $13 million. Motor business sales totalled $23 million for the five-month period ended May 28, 1999. For the nine-month period ended September 30, 1998, motor business sales were $43 million. The operating results of the motor business for the periods presented were not material.

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

Part 1 - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The following table sets forth the Company's results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 (dollars in millions):


                                                            Three months ended September 30,
                                                               1999                    1998
                                                        --------------------    -------------------
                                                        Amount    % of Sales    Amount   % of Sales
                                                        ------    ----------    ------   ----------
         Net sales                                      $265.9      100.0%      $288.1      100.0%
         Cost of goods sold                              160.3       60.3%       176.9       61.4%
                                                        ------      -----       ------      -----
         Gross profit                                    105.6       39.7%       111.2       38.6%
         Distribution cost / selling, general and
            administrative expenses                       68.5       25.7%        74.9       26.0%
                                                        ------      -----       ------      -----
         Operating income                                 37.1       14.0%        36.3       12.6%
         Interest income                                   0.4        0.2%         1.1        0.4%
         Other income                                      0.2        0.1%         0.7        0.3%
         Interest expense                                 (1.3)      (0.5%)       (1.4)      (0.5%)
                                                        ------      -----       ------      -----
         Income before income taxes                       36.4       13.7%        36.7       12.8%
         Income taxes                                     13.1        4.9%        13.4        4.7%
                                                        ------      -----       ------      -----
         Net income                                     $ 23.3        8.8%      $ 23.3        8.1%
                                                        ======      =====       ======      =====


                                                            Nine months ended September 30,
                                                               1999                   1998
                                                       --------------------    ---------------------
                                                       Amount    % of Sales    Amount     % of Sales
                                                       ------    ----------    ------     ----------
         Net sales                                      $822.3      100.0%      $902.0      100.0%
         Cost of goods sold                              498.8       60.7%       553.2       61.3%
                                                        ------      -----       ------      -----
         Gross profit                                    323.5       39.3%       348.8       38.7%
         Distribution cost / selling, general and
            administrative expenses                      211.7       25.7%       233.7       25.9%
         Loss on disposal of motor business               32.0        3.9%          --         --
                                                        ------      -----       ------      -----
         Operating income                                 79.8        9.7%       115.1       12.8%
         Interest income                                   0.9        0.1%         3.1        0.3%
         Other income                                      1.9        0.2%         1.3        0.2%
         Interest expense                                 (4.2)      (0.5%)       (4.1)      (0.5%)
                                                        ------      -----       ------      -----
         Income before income taxes                       78.4        9.5%       115.4       12.8%
         Income taxes                                     27.5        3.3%        43.1        4.8%
                                                        ------      -----       ------      -----
         Net income                                     $ 50.9        6.2%      $ 72.3        8.0%
                                                        ======      =====       ======      =====



THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 1998
------------------

NET SALES. Net sales for the third quarter 1999 declined $22.2 million or 7.7% to $265.9 million from $288.1 million last year. Net sales from U.S. operations were $183.5 million for the quarter, down 8.8% from $201.2 million for the third quarter last year. Excluding the results of the divested motor business, U.S. sales in 1998 would have been $187.9 million, reflecting a year-over-year decline of 2.3%. The sales decline was primarily volume driven. Worldwide economic conditions, particularly in Asia, South America and the Middle East, continued to impact U.S. exports, which were down 19.6% to $17.2 million in the quarter, compared with $21.4 million last year. Non-U.S. sales decreased 5.2% to $82.4 million in the third quarter 1999, compared with $86.9 million last year. The strengthening of the U.S. dollar has negatively impacted non-U.S. sales by 2.3%, caused principally by the devaluation of the European and Brazilian currencies. In local currencies, non-U.S. sales declined by 2.9%.

GROSS PROFIT. Gross profit of $105.6 million for the third quarter 1999 decreased 5.0% or $5.6 million from last year. Gross profit as a percentage of net sales increased to 39.7% compared with 38.6% for the third quarter last year. Gross profit percentage increased over the third quarter of 1998 due to the absence of motor sales, improved manufacturing efficiencies and lower raw material costs. Motor sales commanded lower margins than welding product sales.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $6.4 million or 8.5% to $68.5 million for the third quarter 1999, compared with $74.9 million for 1998. SG&A expense as a percentage of net sales declined to 25.7% from 26.0% in the 1998 period. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The reduction in SG&A expenses were due to planned reductions in selling and research and development costs and a $4.2 million decline in the bonus provision in 1999 compared with 1998. Expected bonus expenses are accrued in proportion to expected profitability. Lower bonus accruals are attributable to lower profitability versus objectives, excluding bonus costs, compared to the prior year. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

INTEREST EXPENSE. Interest expense decreased to $1.3 million in the third quarter 1999 from $1.4 million for the same period last year. The decline in interest expense is attributable to the scheduled paydown of long-term debt.

INCOME TAXES. Income taxes for the third quarter 1999 were $13.1 million on income before income taxes of $36.4 million, an effective rate of 36.0%, as compared with income taxes of $13.4 million on income before income taxes of $36.7 million, or an effective rate of 36.6% for the same period in 1998. This lower rate reflects tax planning initiatives in the U.S., and a change in the mix of earnings among foreign subsidiaries.

NET INCOME. Net income for the third quarter 1999 was equal to that of last year at $23.3 million. Diluted earnings per share for 1999 increased to $0.51 per share from $0.47 per share in 1998 because of share repurchases. The effect of foreign currency exchange rate movements on net income was not significant.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 1998
------------------

NET SALES. Net sales for the first nine months of 1999 decreased $79.7 million or 8.8% to $822.3 million from $902 million last year. Net sales from U.S. operations were $564.5 million for 1999, down 9.2% from $621.7 million last year. Excluding the results of the recently divested motor business, U.S. sales in 1998 would have been $603.4 million, a year-over-year decrease of 6.4%. U.S. exports were down 30.8% to $49.4 million in the period, compared with $71.4 million last year. Non-U.S. sales were $257.8 million in 1999, down 8.0% from $280.3 million a year ago. The strengthening of the U.S. dollar has negatively impacted non-U.S. sales by 3.0%, caused principally by the devaluation of the European, Brazilian and Mexican currencies. In local currencies, non-U.S. sales have declined by 5.2%. The sales decline worldwide was primarily volume driven.

GROSS PROFIT. Gross profit of $323.5 million for 1999 decreased $25.3 million or 7.3% from last year. Gross profit as a percentage of net sales improved to 39.3% compared with 38.7% for last year, due to the absence of motors sales subsequent to May 28, 1999, improved manufacturing efficiencies and lower raw material costs. Motor sales commanded lower margins than welding product sales.

DISTRIBUTION COST/SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses were $211.7 million, a $22.0 million or 9.4% improvement over $233.7 million last year. SG&A expense as a percentage of net sales dropped to 25.7% from 25.9% in the 1998 period. The decrease in SG&A expenses were primarily due to lower distribution costs and a $15 million decline in the bonus provision in 1999 compared with 1998. Distribution costs are generally incurred in proportion to sales. Bonus expenses are accrued in proportion to expected profitability and lower bonus accruals are a consequence of lower profitability versus objectives, excluding bonus costs, compared to the prior year. The final bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

LOSS ON DISPOSAL OF MOTOR BUSINESS. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.43 per diluted share on a year-to-date basis) in the first quarter of 1999 related to the sale of its motor business. This sale was completed at the end of May 1999. Sales of the motor business for 1999 through the May 28 disposal date were $23 million and for the nine-months ended September 30, 1998 were $43 million. The operating results of the motor business for the periods presented were not material.

INTEREST EXPENSE. Interest expense increased to $4.2 million in 1999 from $4.1 million for the same period last year. The increase was caused principally by local working capital borrowings by non-U.S. entities and by increased borrowings in the U.S. to finance share repurchases.

INCOME TAXES. Income taxes for the first nine months of 1999 were $27.5 million on income before income taxes of $78.4 million, an effective rate of 35.1%, as compared with income taxes of $43.1 million on income before income taxes of $115.4 million, or an effective rate of 37.4% for the same period in 1998. Excluding the charge for the disposal of the motor division, the effective income tax rate would have been 36.0% for the first nine months of 1999. This lower rate reflects tax planning initiatives in the U.S. and the change in the mix of earnings among foreign subsidiaries.

NET INCOME. Excluding the charge for the disposal of the motor business, net income of $70.6 million for the first nine months of 1999 decreased $1.7 million or 2.2% compared with the same period last year, while diluted earnings per share increased 5.5% over the same period to $1.54 from $1.46 in 1998. The increase in EPS is attributable to the decreased shares outstanding as a result of the share repurchases occurring since September 1998. The effect of foreign currency exchange rate movements on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided from operating activities for the nine months ended September 30, 1999 was $94.8 million compared with $118.1 million for 1998. Lower cash flow from operations is due to greater use of working capital and lower non-cash bonus accruals due to lower than planned pre-bonus profitability.

The Company's ratio of total debt to total capitalization increased to 12.2% at September 30, 1999 from 11.0% at December 31, 1998. Debt was accumulated during the first quarter to supplement funding for share repurchases and higher levels of capital spending. This debt was repaid during the second quarter using a portion of the $34 million proceeds from the sale of the motor business. The stock repurchase program has continued to lower the Company's equity base. During the third quarter of 1999, the Company purchased 169,400 shares of its common stock. Since September 1998, when the original 5,000,000 share repurchase program began, the Company has purchased a total of 4,288,150 shares of its common stock on the open market at a cost of $87.3 million through September 30, 1999. During the nine months ended September 30, 1999, the Company spent $63.5 million on common stock repurchases. In 1999 the Board of Directors authorized an additional share repurchase program of up to 5,000,000 shares. Accordingly, at September 30, 1999, the Company had 5,711,850 shares available for repurchase under its authorized share repurchase program.

Capital expenditures increased $8.7 million to $57.3 million in the first nine months of 1999, compared with $48.6 million in 1998. This increase was predominantly related to spending on information systems in the U.S. and Europe and additional manufacturing capacity in Mexico and Canada. The rate of capital spending is expected to decline during the last quarter of 1999 as spending on information systems decreases. Including the acquisitions of businesses and equity investments, capital spending for 1999 approximated that of 1998.

During 1998, the Company acquired Indalco Alloys Inc. of Canada, Uhrhan & Schwill GmbH of Germany and a 50% equity interest in AS Kaynak of Turkey. The operating results of Indalco are included with those of the Company beginning in March 1998, and for Uhrhan & Schwill, beginning in May 1998. The results of acquired companies for the first nine months of 1998 were not significant.

The Company paid cash dividends of $16.6 million or $0.36 per share during the first nine months of 1999, a 12.7% increase over the $14.8 million paid in 1998. Cash dividends declared per share increased 20% year over year.

The quarterly dividend of $0.12 per share was paid October 15, 1999, to holders of record on September 30, 1999.

INFORMATION SYSTEMS IMPLEMENTATION AND YEAR 2000 ISSUE
------------------------------------------------------

The Company has converted and replaced its legacy Information Technology (IT) systems and believes that with this conversion the Year 2000 Issue has been mitigated. Accordingly, all of the Company's business units were actively involved in these conversions. The Company utilized both internal and external resources to replace and test the new software for Year 2000 readiness.

The Company has also replaced systems used in the manufacture and distribution of its products and does not anticipate disruptions in the supply of products to its customers. In addition, to assure continuous flow of products to end customers, the Company has surveyed and continues to assess Year 2000 readiness on the part of the Company's supply chain. The majority of the suppliers responding to the Company's survey indicated that they were in the process of implementing their own Year 2000 compliance programs. Based upon the Company's final assessment of its external supply chain components, business process and systems contingency plans have been developed. Communication with the Company's supply chain components is being maintained.

The Company's Year 2000 readiness activities include IT areas such as business systems, technical infrastructure and end-user computing and non-IT areas such as manufacturing, warehousing and servicing equipment, environmental operations, supplier base and end products. These activities require the identification of affected systems and equipment, performance of an impact analysis, development of a compliance strategy and the implementation and testing of remediation. The Company has completed its compliance program relating to IT areas and will continue to monitor IT application and infrastructure software as vendors provide Year 2000 related product upgrades.

Incremental spending for Information Systems expenditures, including system enhancements and non-IT Year 2000 projects, was $79 million through September 30, 1999, of which $14.5 million has been expensed. Substantially all of the costs incurred relate to replacement costs for hardware and software, which will provide enhanced functionality over current IT systems.

The Company completed its IT Implementation and Year 2000 projects and believes, based on the testing, that all systems are compliant. However, there are no assurances that the systems of other companies on which the Company relies also will be Year 2000 compliant. Disruptions caused by suppliers or customers would impair the Company's ability to obtain materials and services from production or the ability to sell to customers. If a disruption occurred, the Company would experience lost sales and profits. The Company's assessment and remediation program is addressing this uncertainty but its ability to ascertain the readiness of its suppliers and customers is limited. Any failure by the Company or its vendors or customers to achieve Year 2000 compliance could have a material adverse affect on the Company's systems, results of operations and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Information Systems Implementation and Year 2000 Issue. The Company has replaced many of its legacy systems and believes that with conversions to new software, the Year 2000 Issue will be mitigated. However, disruptions caused by suppliers or customers due to the Year 2000 issue would impair the Company's ability to obtain materials and services for production or the ability to sell to customers. Any failure by the Company or its vendors or customers to achieve Year 2000 compliance could have a material adverse effect on the Company's systems, results of operations and financial condition. See also "Information Systems Implementation and Year 2000 Issue" above.

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


LINCOLN ELECTRIC HOLDINGS, INC.

/s/ H. JAY ELLIOTT
-------------------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

November 15, 1999