Form 10-K
period 1999-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2000-03-30
CIK 59527

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999 Commission File No. 0-1402

                        LINCOLN ELECTRIC HOLDINGS, INC.
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

The aggregate market value of the common shares held by non-affiliates as of February 29, 2000 was $693,683,582 (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).

The number of shares outstanding of the registrant's common shares as of February 29, 2000 was 43,527,501.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 2, 2000 are hereby incorporated by reference into Part III.

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

The Company is a full-line manufacturer of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. Sales of welding products accounted for 97% of the Company's net sales in 1999.

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

The Company's products are sold in both domestic and international markets. In the domestic market, products are sold directly by the Company's own sales organization as well as through distributors and retailers. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors, agents, dealers and product users. The Company has manufacturing facilities located in the United States, Australia, Canada, Mexico, England, France, Germany, Indonesia, Ireland, Italy, the Netherlands, Norway, People's Republic of China, Spain and Turkey. In addition, the Company added manufacturing capacity in the Philippines in 1999. See Note G to the consolidated financial statements with respect to geographic area information.

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

Virtually all of the Company's products may be classified as standard commercial articles and are manufactured for stock. The Company believes its products are unique because of its highly trained technical sales force and the support of its welding research and development staff which allow it to assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users in which the Company guarantees that the user will save money in its manufacturing process when it utilizes the Company's products. This allows the Company to introduce its products to new users and to establish and maintain very close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company's products, is an important element of the Company's market success and a valuable asset of the Company.

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

Research activities relating to the development of new products and the improvement of existing products in 1999 were all Company-sponsored. These activities were primarily related to the development of new products. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 1999 was approximately 6,300.

The table below sets forth consolidated net sales by product line for the most recent three years:

             (IN THOUSANDS OF DOLLARS)                         1999                  1998                  1997
                                                            -------------         -------------         -------------
Arc Welding and Other Welding Products                         $1,050,345            $1,118,169            $1,082,054
                                                                      97%                   94%                   93%
All Other                                                          35,831                68,510                77,013
                                                                       3%                    6%                    7%
                                                            -------------         -------------         -------------
                                                               $1,086,176            $1,186,679            $1,159,067
                                                            =============         =============         =============

The decline in the "All Other" product category is due to the divestiture of the Motor business on May 31, 1999. Accordingly, no Motor business sales were reflected in the period June 1, 1999 through December 31, 1999.

Item 2.  Properties

The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 227 acres, of which present manufacturing facilities comprise an area of approximately 2,713,000 square feet. Current utilization of existing facilities is high and the Company is adding capacity as necessary.

In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States and 19 manufacturing locations in 15 foreign countries, the locations of which are as follows:


         United States:                     Gainesville, Georgia; Monterey Park, California.
         Australia:                         Sydney.
         Canada:                            Toronto; Mississauga.
         England:                           Sheffield.
         France:                            Grand-Quevilly.
         Germany:                           Essen.
         Indonesia:                         Cikarang.
         Ireland:                           Rathnew.
         Italy:                             Pianoro; Milano; Celle Ligure.
         Mexico:                            Mexico City; Torreon.
         Netherlands:                       Nijmegen.
         Norway:                            Andebu.
         People's Republic of China:        Shanghai.
         Philippines:                       Quezon City.
         Spain:                             Barcelona.
         Turkey:                            Istanbul.

In 1999, additional electrode manufacturing facilities became operational in the Philippines and Mexico. In addition, the Company will open a manufacturing facility in Brazil during the year 2000.

All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to lease commitments. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 1999, $4.7 million of indebtedness was secured by property, plant and equipment.

Item 3.   Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, health, safety and environmental claims. Among such proceedings are the cases described below.

The Company is a defendant or co-defendant in nine lawsuits filed against the Company in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode. One of the complaints includes a fraud claim, as well as a claim under California's Unfair Business Practices Act. The latter claim demands restitution of all amounts paid by California purchasers for the Company's E70T-4 electrode, with interest.

As previously reported, the Company has also been a defendant or co-defendant in 12 other similar cases involving steel-framed buildings in Greater Los Angeles following the Northridge earthquake. Six of those cases were voluntarily dismissed and the Company has settled the six other cases.

The Company is co-defendant in 12 cases involving individual plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums.

The Company is also a co-defendant in cases alleging asbestos induced illness involving claims by approximately 20,000 plaintiffs. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.

The Company, together with hundreds of other co-defendants, has been a defendant in state court in Morris County, Texas, in litigation on behalf of hundreds of claimants, all prior employees of a local pipe fabricator, alleging that occupational exposures caused a wide variety of illnesses. The plaintiffs sought compensatory and punitive damages of unspecified sums. In 1999, the Company agreed to settle these claims for an immaterial amount. Dismissal is expected shortly and the Company does not intend to report on these claims further.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                               AGE                                 POSITION
-----------------------                 ---       ----------------------------------------------------------------
Anthony A. Massaro                      56        Chairman of the Board since 1997; Chief Executive Officer since
                                                  1996; President and Chief Operating Officer since 1996; Corporate
                                                  Vice President and President Lincoln Europe 1994-1995; Director of
                                                  International Operations 1993-1994.

John M. Stropki                         49        Executive Vice President, President North America since 1995; Senior
                                                  Vice President, Sales 1994-1995; General Sales Manager 1992-1994.

     NAME                               AGE                                 POSITION
-----------------------                 ---       ----------------------------------------------------------------
H. Jay Elliott                          58        Senior Vice President, Chief Financial Officer and Treasurer since
                                                  1996; Vice President, Chief Financial Officer, and Treasurer
                                                  1994-1996; International Chief Financial Officer 1993-1994.

Frederick G. Stueber                    46        Senior Vice President, General Counsel and Secretary since 1996;
                                                  Vice President, General Counsel and Secretary 1995-1996; prior thereto, partner in the law firm of Jones, Day, Reavis & Pogue.

William J. Twyble                       67        Senior Vice President, Engineering and Marketing since 1997;  Vice
                                                  President of the Company since 1996;  CEO, Managing Director LEC
                                                  (Australia) Pty. Ltd. 1988-1996.

James E. Schilling                      63        Vice President, Corporate Development since 1999; Director, Business
                                                  Development since 1998; prior thereto, General Manager, Strategic
                                                  Management of CBS Corporation (Westinghouse Electric Corp. prior to
                                                  1997) from 1993-1998.

Raymond S. Vogt                         58        Vice President, Human Resources since 1996; prior thereto, Vice
                                                  President, Human Resources, AM International 1995-1996; FMC
                                                  Corporation, Director of Human Resources, FMC Europe 1995; Director,
                                                  Human Resources, Food Machinery Group 1991-1995.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          Matters

The Company's Common Shares (LECO) are traded on The Nasdaq Stock Market. The number of record holders of Common Shares at December 31, 1999 was 2,684.

Quarterly high and low stock prices and dividends declared for the last two years were:

                                   1999                                    1998
                  -----------------------------------------------------------------------------
                                              Dividends                               Dividends
                      High          Low       Declared        High          Low       Declared
                      ----          ---       --------        ----          ----      --------
March 31             $23.75       $17.63       $0.12         $24.19       $17.63       $0.10
June 30               23.75        18.25        0.12          24.88        20.13        0.10
September 30          22.50        18.31        0.12          25.00        16.63        0.10
December 31           22.94        18.88        0.14          23.88        18.63        0.12

Source:  The Nasdaq Stock Market

All per share amounts have been adjusted for the reorganization, which had the economic effect of a two-for-one stock split.

Item 6.   Selected Financial Data

                                                                           Year Ended December 31
                                               -------------------------------------------------------------------------
                                                     1999          1998          1997            1996           1995
                                               -------------   ------------   ------------   -------------   -----------
                                                           (In thousands of dollars, except per share data)

Net sales                                       $  1,086,176   $  1,186,679   $  1,159,067   $  1,109,144   $  1,032,398
Net income                                            73,940         93,719         85,414         74,253         61,475

Basic earnings per share                        $       1.63   $       1.92   $       1.73   $       1.49   $       1.32
Diluted earnings per share                              1.62           1.91           1.73           1.49           1.32

Cash dividends declared                         $       0.50   $       0.42   $      0.325   $       0.24   $       0.21
                                                ============   ============   ============   ============   ============
Total assets                                    $    775,399   $    782,906   $    712,190   $    647,199   $    617,760
                                                ============   ============   ============   ============   ============
Long-term debt                                  $     47,207   $     46,766   $     54,360   $     64,148   $     93,582
                                                ============   ============   ============   ============   ============

The per share amounts presented above reflect the corporate reorganization (see Note B to the consolidated financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is the world's largest designer and manufacturer of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding products, which represented 97% of the Company's 1999 net sales.

Consolidated net sales decreased 8.5% from 1998 to $1,086 million. Excluding the results of the divested motor business, sales in 1998 would have been $1,156 million, a year-over-year decrease of 6.1%. Net income decreased 21.1% to $73.9 million or $1.62 per share (diluted). Excluding the charge for the disposal of the motor business, 1999 net income of $93.7 million remained unchanged from 1998, while diluted earnings per share increased 7.9% to $2.06 per share. The increase in EPS is attributable to decreased shares outstanding as a result of repurchases of 3,683,350 shares in 1999, representing 7.7% of the total shares outstanding at December 31, 1998.

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

Research and development expenditures were $15.4 million in 1999, compared with $17.7 million in 1998. Expenditures were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company's leadership position and to introduce new products at an appropriate rate to sustain future growth.

REORGANIZATION

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at December 31, 1999. The historical share and per share amounts disclosed in the consolidated financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented on a consistent basis reflecting the effective two-for-one stock split.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations:

                                                                  Year ended December 31
(Dollars in millions)                          1999                         1998                        1997
                                   --------------------------    ------------------------    ------------------------
                                      Amount       % of Sales      Amount      % of Sales      Amount      % of Sales
                                      ------       ----------      ------      ----------      ------      ----------
Net sales                           $1,086.2         100.0%      $1,186.7        100.0%       $1,159.1       100.0%
Cost of goods sold                     714.4          65.8%         789.7         66.6%          777.5        67.1%
                                    ---------      --------      ----------    --------       ----------   --------
  Gross profit                         371.8          34.2%         397.0         33.4%          381.6        32.9%

Selling, general & admin.
  expenses                             223.8          20.6%         249.6          21.0%         246.7        21.3%
Loss on disposal of motor
   business                             32.0           2.9%           ---           ---            ---          ---

Operating income                       116.0          10.7%         147.4         12.4%          134.9        11.6%

Interest income                          1.4           0.1%           4.1          0.3%            5.9         0.5%
Other income                             2.3           0.2%           1.2          0.1%            0.7         0.1%
Interest expense                        (5.5)         (0.5%)         (5.6)        (0.4%)          (6.3)       (0.5%)
                                    ----------      -------      ----------     -------       ----------    -------

Income before income taxes             114.2          10.5%         147.1         12.4%          135.2        11.7%


Income taxes                            40.3           3.7%          53.4          4.5%           49.8         4.3%
                                    ---------      --------      ---------     --------       ---------    --------
Net income                          $   73.9           6.8%      $   93.7          7.9%       $   85.4         7.4%
                                    ========       ========      ========      ========       ========     ========

Distribution costs have been reclassified from Selling, General & Administrative Expenses to Cost of Goods Sold.

All periods presented in this Management's Discussion and Analysis have been restated to reflect this reclassification.

1999 COMPARED TO 1998

Net Sales. Net sales for 1999 declined 8.5% to $1,086.2 million from $1,186.7 million in 1998. Third-party sales from U.S. operations declined by 8.9% to $744.0 million from $816.6 million in 1998. U.S. domestic sales declined 6.4% from 1998. Excluding the results of the divested motor business, U.S. sales in 1998 would have been $762.9 million, reflecting a year-over-year decline of 5.3%. This sales decline was primarily volume-driven. Worldwide economic conditions, particularly in Asia, South America, and the Middle East combined to impact U.S. exports, which were down 28.6% to $66.0 million in 1999, compared with $92.5 million in 1998. Non-U.S. third-party sales declined 7.6% to $342.2 million from $370.1 million in 1998. Sales declines in the international regions were also primarily volume driven. The weakening of foreign currencies against the U.S. dollar reduced non-U.S. sales by $12.2 million or 3.5%, caused principally by the devaluation of the European and Brazilian currencies. Non-U.S. and export sales for 1999 amounted to 37.5% of the Company's total sales.

Gross Profit. Gross profit declined to $371.8 million in 1999 from $397.0 million in 1998. Gross profit as a percentage of sales was 34.2% in 1999, compared with 33.4% in 1998. U.S. margins improved due to the divestiture of the motor business, improved manufacturing efficiencies, and lower raw material costs. Gross profit as a percentage of sales fell for the European operations due to lower sales volume, unfavorable manufacturing variances, product mix and downward pricing pressure related to the poor economic environment. Lower sales volume, product mix and price pressure also negatively impacted margins at the Australian operation.

Selling, General and Administrative (SG&A) Expenses. Selling, general and administrative expenses were $223.8 million in 1999, or 20.6% of sales, as compared to $249.6 million, or 21.0% of sales in 1998. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs. The decrease in SG&A from last year is due to lower sales volume, lower planned R&D spending and lower bonus expense. Lower bonus expense was attributable to lower profitability versus objectives. The strengthening U.S. dollar reduced SG&A costs for non-U.S. operations by $3.7 million.

Interest Income. Interest income decreased $2.7 million, or 65.9%, to $1.4 million in 1999. The decline reflects reduced levels of cash investments due to capital expenditures, purchases of treasury shares, an increase in the shareholder dividend payout and the increased use of lower yielding, non-taxable investments.

Interest Expense. Interest expense decreased $0.1 million or 1.8% to $5.5 million in 1999. The decline reflects lower debt levels due to scheduled debt repayments.

Income Taxes. Income taxes in 1999 were $40.3 million on income before income taxes of $114.2 million, an effective rate of 35.3%, as compared with income taxes of $53.4 million in 1998 on income before income taxes of $147.1 million, or an effective tax rate of 36.3%. The decrease in the effective tax rate is primarily attributable to the corporate reorganization.

Net Income. Net income was $73.9 million and $93.7 million in 1999 and 1998, respectively. Excluding the charge for the disposal of the motor business, net income for 1999 was $93.7 million, which was consistent with 1998 results. The effect of exchange rate movements on net income was not material for 1999 or 1998.

1998 COMPARED TO 1997

Net Sales. Net sales for 1998 increased 2.4% to $1,186.7 million from $1,159.1 million in 1997. Third-party sales from U.S. operations increased by 2.1% to $816.6 million from $799.5 million in 1997. U.S. domestic sales increased 4.3% over 1997. Included in U.S. sales were international export sales of $92.5 million for 1998, which decreased $13 million or 12.3% from $105.5 million in 1997. Non-U.S. third-party sales increased 2.9% to $370.1 million from $359.6 million in 1997. Sales increases in the international regions were primarily volume-driven. The weakening of foreign currencies against the U.S. dollar reduced non-U.S. sales by $18.4 million or 4.7%. Non-U.S. and export sales for 1998 amounted to 39.0% of the Company's total sales.

U.S. third-party sales benefited from the strong U.S. economy in the first and second quarters, and the third year of the SourceOne distributor incentive program. The worldwide economic difficulties, particularly in Asia and in Russia, Africa and the Middle East, were the primary reason for the drop in exports of U.S.-made products. U.S. and world demand was lower in the third and fourth quarters, compared with 1997 and the first half of 1998.

Gross Profit. Gross profit improved to $397.0 million in 1998 from $381.6 million in 1997. Gross profit as a percentage of sales was 33.4% in 1998, compared with 32.9% in 1997. U.S. margins improved from volume efficiencies and continued cost control efforts. Gross margins have improved primarily due to increased plant utilization, favorable product mix and selected price increases. Gross profit as a percentage of sales improved for the European operations due to a more favorable product mix, product line rationalization and higher capacity utilization. Lower export sales from Australia due to the economic difficulties in Asia negatively impacted margins.

Selling, General and Administrative (SG&A) Expenses. Selling, general and administrative expenses were $249.6 million in 1998, or 21.0% of sales, as compared to $246.7 million, or 21.3% of sales in 1997. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs. The increase in SG&A over last year is due to higher planned R&D spending, increased costs related to the U.S. and European information technology initiatives and higher bonus expense. The strengthening U.S. dollar reduced SG&A costs for non-U.S. operations by $3.9 million.

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

LIQUIDITY AND CAPITAL RESOURCES

During 1999, the Company's debt levels increased 23.7% from $60.7 million at December 31, 1998 to $75.1 million at December 31, 1999. Total percent of debt to total capitalization increased to 14.3% at December 31, 1999 from 11.0% at December 31, 1998. The $34 million proceeds from the sale of the motor business was used primarily to repay debt. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $81.1 million in 1999, a decrease of $41.0 million from $122.1 million in 1998. The primary reasons for the decrease are the increases in accounts receivables and inventories.

Capital expenditures during 1999 were $63.3 million, a 22.2% decrease from 1998. Capital spending for 1999 included plant modernization efforts in the U.S., information technology initiatives in the U.S., Australia and Europe, and expanded capacity in Canada, Latin America and Asia. The Company expects to continue to add capacity and modernize facilities selectively in both the domestic and international markets.

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

The stock repurchase program that began in 1998 has continued to lower the Company's equity base. During 1999, the Company purchased 3,683,350 shares of its common stock on the open market at a cost of $77.1 million, bringing the total shares purchased to 4,947,250 shares at a cost of $100.9 million through December 31, 1999.

A total of $22.1 million in dividends was paid during 1999. In December 1999, the quarterly dividend was increased from $0.12 per share to $0.14 per share. This dividend was paid in January 2000.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. This Statement will become effective for the Company for fiscal year 2001. The Company is evaluating the effect of this Statement on its accounting and reporting policies, but does not presently expect adoption to have a material impact on the Company's consolidated financial statements.

INFORMATION SYSTEMS IMPLEMENTATIONS AND YEAR 2000 ISSUE

The Company has converted and replaced its legacy Information Technology (IT) systems and believes that with this conversion the Year 2000 Issue has been mitigated. The Company has also replaced systems used in the manufacture and distribution of its products and does not anticipate disruptions in the supply of products to its customers.

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with closings at month, quarterly or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen with respect to its customers and suppliers.

IT expenditures, including system enhancements and non-IT Year 2000 projects, were $74 million through December 31, 1999, of which $14.5 million has been expensed. Substantially all of the costs incurred relate to replacement costs for hardware and software, which will provide enhanced functionality over the Company's prior IT systems.

LITIGATION

The Company, like other manufacturers, is subject to product liability claims that arise from time to time in the ordinary course of business.

E70T-4 Litigation

The Company is a defendant or co-defendant in nine lawsuits filed against the Company in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode. One of the complaints includes a fraud claim, as well as a claim under California's Unfair Business Practices Act. The latter claim demands restitution of all amounts paid by California purchasers for the Company's E70T-4 electrode, with interest. The Company has also been a defendant or co-defendant in 12 other similar cases involving steel-frame buildings in Greater Los Angeles following the Northridge earthquake. Six of those cases were voluntarily dismissed and the Company has settled the six other cases. All settlement costs have been immaterial to the Company's consolidated financial statements.

No trial on the merits has occurred to date in any of the E70T-4 cases. Moreover, as referenced above, at least one of the pending E70T-4 cases also presents theories of liability that did not exist in the cases that were dismissed or settled. Therefore, the Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome of the remaining pending or future E70T-4 litigation. Management believes the Company has substantial defenses and intends to contest such suits vigorously, that the Company has applicable insurance and that other potential defendants and their respective insurers will be identified as the lawsuits proceed.

The Company's results of operations or cash flows in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these cases. Based on the information known to the Company, and subject to the factors and contingencies noted herein, management believes the outcome of the Company's E70T-4 litigation should not have a material adverse impact upon the consolidated financial position of the Company. If the Company is unsuccessful in defending or otherwise satisfactorily resolving this litigation, and if insurance coverage is unavailable or inadequate, then the litigation could have a material adverse impact on the Company's consolidated financial position.

Other Litigation

The Company is also a defendant in a large number of cases alleging injuries due to exposure to manganese, asbestos and other substances. In each instance, the Company is one of a large number of defendants. The Company is co-defendant in 12 cases involving individual plaintiffs alleging that exposure to manganese contained in arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism. The Company is also a co-defendant in cases involving claims by approximately 20,000 plaintiffs alleging asbestos induced illness. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company's consolidated financial statements.

Based on the Company's historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company's consolidated financial statements.

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

- International Markets. The Company's long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and expansion poses challenging demands within the Company's infrastructure. Further, many developing economies have deteriorated over the last 18 months and are now experiencing political and economic instability, making international growth difficult.

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See Litigation discussion above and Note K to the consolidated financial statements for further discussion of litigation.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1999, the principal transactions hedged were short-term intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At December 31, 1999 the Company had approximately $50 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or firm commitments. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's open foreign exchange contracts at December 31, 1999 would not materially affect the Company's consolidated financial position, results of operations or cash flows.

From time to time, the Company uses various hedging arrangements to manage the Company's exposure to price risk from commodity purchases. The primary commodity hedged is copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 1999, would not materially affect the Company's consolidated financial position, results of operations or cash flows.

The fair value of the Company's cash and short-term investment portfolio at December 31, 1999, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

At December 31, 1999, the fair value of notes payable approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical

10% decrease in the Company's weighted average short-term borrowing rate at December 31, 1999, and was not materially different from the year-end carrying value.

The Company utilizes an interest rate swap as a hedge to effectively change the characteristics of the interest rate of its 8.73% fixed rate debt without actually changing the debt instrument. The swap involves the exchange of the Company's 8.73% fixed rate debt for a floating rate based on a 3-month LIBOR basket swap plus a spread of 381 basis points. Payments or receipts on the agreement are recorded as adjustments to interest expense. A 1% increase in the 3-month LIBOR basket swap rate would increase the amount paid by approximately $0.4 million annually. (See Note D to the Consolidated Financial Statements for further discussion of Debt Instruments.)

Item 8.   Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 2000. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements

         The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements - December 31, 1999

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

(a) (3)  Exhibits

Exhibit No.                               Description
----------       --------------------------------------------------------------------------------------
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

10(a)             Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit
                  4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31,
                  1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof);  as amended by Amendment No. 2 dated May 8, 1998; and as further amended by
                  Amendment No. 3 dated October 23, 1998 (filed as Exhibit 10(b) to Form 10-K of Lincoln
                  Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(b)             Lincoln Electric Holdings, Inc. 1998 Stock Option Plan (filed as
                  Annex F to the Registration Statement on Form S-4 of Lincoln Electric Holdings, Inc.,
                  Registration No. 333-50435, incorporated herein by reference and made a part hereof).

10(c)             The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No.
                  33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of
                  Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form
                  10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC
                  File No. 0-1402 and incorporated herein by reference and made a part hereof).

         Exhibit No.                               Description
         -----------       --------------------------------------------------------------------------------------
         10(d)             Form of Indemnification Agreement (filed as Exhibit 10(b) to Form 10-K of The
                           Lincoln Electric Company for the year ended December 31, 1994, SEC File
                           No. 0-1402 and incorporated herein by reference).

         10(e)             The Lincoln Electric Company Supplemental Executive Retirement Plan, as amended
                           (filed as Exhibit 10(c) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(f)             The Lincoln Electric Company Deferred Compensation Plan, as amended (filed as
                           Exhibit 10(d) to Form 10-K of  The Lincoln Electric Company for the year ended
                           December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof);  as amended by Amendment No. 4 dated as of January 1, 1998;
                           and as further amended by Amendment No. 5 dated as of January 1, 1998 (filed as
                           Exhibit 10(g) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended
                           December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(g)             Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of
                           The Lincoln Electric Company for the year ended December 31, 1995, SEC File No.
                           0-1402 and incorporated herein by reference and made a part hereof).

         10(h)             Description of Long Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of
                           The Lincoln Electric Company for the year ended December 31, 1997, SEC File No.
                           0-1402 and incorporated herein by reference and made a part hereof).

         10(i)             Description of Non-Employee Directors' Restricted Stock Plan (filed as Exhibit
                           10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31,
                           1995 SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as adopted by Lincoln Electric Holdings, Inc. pursuant to an Instrument of
                           Adoption dated December 29, 1998 (filed as Exhibit 10(j) to Form 10-K of Lincoln
                           Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(j)             The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan
                           (filed as Exhibit 10(g) to Form 10-K of  The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as amended by Amendment No. 1 dated as of December 29,
                           1998 (filed as Exhibit 10(a) to Form 10-K of Lincoln Electric Holdings, Inc. for
                           the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.                               Description
-----------       --------------------------------------------------------------------------------------

10(k)             Letter of Employment between Anthony A. Massaro and Lincoln Electric Holdings,
                  Inc. dated March 7, 2000, filed herewith.

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

10(o)             Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber), filed herewith.

21                Subsidiaries of the Registrant.

23                Consent of Independent Auditors.

24                Powers of Attorney.

27                Financial Data Schedule.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

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

                                   LINCOLN ELECTRIC HOLDINGS, INC.
                                   --------------------------------
                                            (Registrant)

                              By:  /s/  H. JAY ELLIOTT
                                   -------------------
                                   H. Jay Elliott, Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.


/s/ ANTHONY A. MASSARO                               /s/ H. JAY ELLIOTT
------------------------------------                 -------------------------------------------
Anthony A. Massaro, Chairman of the                  H. Jay Elliott, Senior Vice President,
Board, President and Chief Executive                 Chief Financial Officer and Treasurer
Officer (principal executive officer)                (principal financial and accounting officer)

/s/ JOHN M. STROPKI
------------------------------------
John M. Stropki, Director of the
Company, Executive Vice President,
President North America

/s/ URSULA M. BURNS                                  /s/ DAVID C. LINCOLN
------------------------------------                 -------------------------------------------
Ursula M. Burns, Director                            David C. Lincoln, Director

/s/ HARRY CARLSON                                    /s/ G. RUSSELL LINCOLN
------------------------------------                 -------------------------------------------
Harry Carlson, Director                              G. Russell Lincoln, Director

/s/ THOMAS A. CORCORAN                               /s/ KATHRYN JO LINCOLN
------------------------------------                 -------------------------------------------
Thomas A. Corcoran, Director                         Kathryn Jo Lincoln, Director

/s/ DAVID H. GUNNING                                 /s/ HENRY L. MEYER III
------------------------------------                 -------------------------------------------
David H. Gunning, Director                           Henry L. Meyer III, Director

/s/ EDWARD E. HOOD, JR                               /s/ FRANK L. STEINGASS
------------------------------------                 -------------------------------------------
Edward E. Hood, Jr., Director                        Frank L. Steingass, Director

/s/ PAUL E. LEGO
------------------------------------
Paul E. Lego, Director

                           ANNUAL REPORT ON FORM 10-K

             ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(c) AND 14(d)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999



                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated financial statements of Lincoln Electric Holdings, Inc. and subsidiaries listed in the accompanying Index to Financial Statements at Item 14 (a)(1). Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                     ERNST & YOUNG LLP


Cleveland, Ohio
February 1, 2000

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                               December 31

                                                                                        1999                1998
                                                                                    -----------          -----------
                                                                                        (In thousands of dollars)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                            $  8,675            $  39,095
  Marketable securities                                                                      38                  311
  Accounts receivable (less allowances of $3,687 in 1999;
      $3,563 in 1998)                                                                   169,986              167,830
  Inventories
    Raw materials and in-process                                                         82,451               82,030
    Finished goods                                                                      109,161              104,291
                                                                                    -----------          -----------
                                                                                        191,612              186,321

  Deferred income taxes                                                                  23,311               17,751
  Other current assets                                                                   32,973               25,533
                                                                                     ----------           ----------
TOTAL CURRENT ASSETS                                                                    426,595              436,841

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                   11,050               11,447
  Buildings                                                                             119,519              115,538
  Machinery, tools and equipment                                                        419,831              424,307
                                                                                      ---------            ---------
                                                                                        550,400              551,292
  Less:  accumulated depreciation and amortization                                      279,610              291,501
                                                                                      ---------            ---------
                                                                                        270,790              259,791

OTHER ASSETS
  Goodwill                                                                               33,263               35,747
  Other                                                                                  44,751               50,527
                                                                                     ----------           ----------
                                                                                         78,014               86,274

                                                                                     ----------           ----------
TOTAL ASSETS                                                                           $775,399             $782,906
                                                                                       ========             ========

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                    December 31

                                                                                             1999                1998
                                                                                         -----------          -----------
                                                                                             (In thousands of dollars,
                                                                                                 except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                                                                    $  16,425         $   2,792
  Trade accounts payable                                                                       64,482            60,502
  Accrued employee compensation and benefits                                                   32,326            31,979
  Accrued expenses                                                                             15,202            19,768
  Taxes, including income taxes                                                                41,326            38,434
  Dividend payable                                                                              6,228             5,770
  Other current liabilities                                                                    28,882            24,766
  Current portion of long-term debt                                                            11,503            11,100
                                                                                          -----------       -----------
TOTAL CURRENT LIABILITIES                                                                     216,374           195,111

Long-term debt,  less current portion                                                          47,207            46,766
Deferred income taxes                                                                          28,771            23,158
Other long-term liabilities                                                                    31,532            26,938

SHAREHOLDERS' EQUITY
  Preferred Shares, without par value - at stated capital amount:
        Authorized - 5,000,000 shares in 1999 and none in 1998;
        Issued and Outstanding - none                                                              --                --
  Common Shares, without par value - at stated capital amount:
        Authorized - 120,000,000 shares in 1999 and 1998; Issued - 49,283,950 shares in 1999 and 1998;
        Outstanding - 44,483,366 shares in 1999 and 48,083,246 shares in 1998                   4,928             4,928
  Additional paid-in capital                                                                  104,891           104,641
  Retained earnings                                                                           483,463           432,283
  Accumulated other comprehensive income                                                      (43,524)          (28,251)
  Treasury shares, at cost - 4,800,584 shares in 1999 and 1,200,704 in 1998                   (98,243)          (22,668)
                                                                                           ----------        ----------
TOTAL SHAREHOLDERS' EQUITY                                                                    451,515           490,933
                                                                                            ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $775,399          $782,906
                                                                                             ========          ========

See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Year Ended December 31
                                                                             1999              1998             1997
                                                                         -----------       -----------       -----------
                                                                        (In thousands of dollars, except per share data)
Net sales                                                                 $1,086,176        $1,186,679        $1,159,067

Cost of goods sold                                                           714,397           789,690           777,535
                                                                         -----------       -----------       -----------

Gross profit                                                                 371,779           396,989           381,532

Selling, general & administrative expenses                                   223,761           249,581           246,670
Loss on disposal of motor business                                            32,015            ---              ---
                                                                          -----------      -----------       -----------

Operating income                                                             116,003           147,408           134,862

Other income (expense):
  Interest income                                                              1,413             4,119             5,877
  Other income                                                                 2,352             1,213               770
  Interest expense                                                            (5,517)           (5,676)           (6,349)
                                                                        ------------       -----------       -----------
                                                                              (1,752)             (344)              298
                                                                        ------------       -----------       -----------

Income before income taxes                                                   114,251           147,064           135,160

Income taxes                                                                  40,311            53,345            49,746
                                                                         -----------       -----------       -----------

Net income                                                               $    73,940       $    93,719       $    85,414
                                                                         ===========       ===========       ===========


Basic earnings per share                                                 $      1.63       $      1.92       $      1.73
                                                                         ===========       ===========       ===========
Diluted earnings per share                                               $      1.62       $      1.91       $      1.73
                                                                         ===========       ===========       ===========

See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Class A     Class B
    (In thousands of dollars, except             Common      Common      Common    Additional Paid-in
      per share data)                            Shares      Shares      Shares         Capital        Retained Earnings
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                     $    2,097    $    2,768    $    97     $   103,720       $      290,252
   Comprehensive income:
       Net income                                                                                              85,414
       Currency translation adjustment
   Total comprehensive income
   Cash dividends declared -
      $0.325 per share                                                                                        (16,027)
   Shares issued to
      non-employee directors                          1                                      112
   Conversion of Class B Common
      Shares to Common Shares                        56                      (97)           (153)
   Exercise of non-qualified
      stock options                                                                           43
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                        2,154         2,768           -        103,722              359,639
   Comprehensive income:
       Net income                                                                                              93,719
       Currency translation adjustment
   Total comprehensive income
   Cash dividends declared -
      $0.42 per share                                                                                         (20,442)
   Shares issued to
      non-employee directors                          1                                      110
   Purchase of shares for treasury
   Exercise of non-qualified
      stock options                                   3             4                      1,635                 (173)
   Conversion of Class A Common
      Shares to Common Shares                     2,772        (2,772)                      (779)
Retirement of Common Shares                          (2)                                     (47)                (460)
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        4,928              -          -        104,641              432,283
   Comprehensive income:
       Net income                                                                                              73,940
       Minimum pension liability adjustment
       Currency translation adjustment
   Total comprehensive income
   Cash dividends declared -
      $0.50 per share                                                                                         (22,520)
   Shares issued to
      non-employee directors                                                                  20
   Purchase of shares for treasury
   Exercise of non-qualified
      stock options                                                                          230                 (240)
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                   $    4,928    $         -   $     -     $   104,891       $      483,463
==========================================================================================================================

                                              Accumulated Other
    (In thousands of dollars, except            Comprehensive
      per share data)                             Income        Treasury Shares    Total
-------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                     $     (7,158)   $            -       $391,776
   Comprehensive income:
       Net income                                                                   85,414
       Currency translation adjustment            (23,954)                         (23,954)
   Total comprehensive income                                                       61,460
   Cash dividends declared -
      $0.325 per share                                                             (16,027)
   Shares issued to
      non-employee directors                                                           113
   Conversion of Class B Common
      Shares to Common Shares                                                         (194)
   Exercise of non-qualified
      stock options                                                                     43
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                        (31,112)                -        437,171
   Comprehensive income:
       Net income                                                                   93,719
       Currency translation adjustment              2,861                            2,861
   Total comprehensive income                                                       96,580
   Cash dividends declared -
      $0.42 per share                                                              (20,442)
   Shares issued to
      non-employee directors                                                           111
   Purchase of shares for treasury                                 (23,823)        (23,823)
   Exercise of non-qualified
      stock options                                                  1,155           2,624
   Conversion of Class A Common
      Shares to Common Shares                                                         (779)
Retirement of Common Shares                                                           (509)
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        (28,251)         (22,668)        490,933
   Comprehensive income:
       Net income                                                                   73,940
       Minimum pension liability adjustment          (792)                            (792)
       Currency translation adjustment            (14,481)                         (14,481)
   Total comprehensive income                                                       58,667
   Cash dividends declared -
      $0.50 per share                                                              (22,520)
   Shares issued to
      non-employee directors                                            95             115
   Purchase of shares for treasury                                 (77,105)        (77,105)
   Exercise of non-qualified
      stock options                                                  1,435           1,425
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                   $    (43,524)   $     (98,243)       $451,515
===========================================================================================

See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31
                                                                                 1999             1998          1997
                                                                              -----------     -----------    -----------
                                                                                        (In thousands of dollars)
OPERATING ACTIVITIES
Net income                                                                    $     73,940     $   93,719     $   85,414
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                 29,122         28,079         28,431
      Deferred income taxes                                                            862         10,199            987
      Loss (gain) on sale of fixed assets and motor business                        31,276           (292)           166
      Changes in operating assets and liabilities net of effects from acquisitions:
          (Increase) in accounts receivable                                        (16,077)        (2,167)       (22,089)
          (Increase) in inventories                                                (30,169)        (6,007)       (18,361)
          (Increase) in other current assets                                        (8,228)        (6,120)       (10,115)
          Increase (decrease) in accounts payable                                    6,286          5,768         (2,135)
          (Decrease) increase in other current liabilities                          (7,445)        (1,467)        23,591
          Gross change in other long-term assets and liabilities                     3,145          1,770          1,135
          Other, net                                                                (1,640)        (1,397)         1,886
                                                                               -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           81,072        122,085         88,910

INVESTING ACTIVITIES
  Capital expenditures                                                             (63,323)       (81,411)       (37,296)
  Acquisitions of businesses and equity investments                                     --        (10,820)            --
  Purchases of marketable securities and other investments                          (1,666)          (910)       (66,260)
  Proceeds from sale of marketable securities                                        1,930         10,872         44,364
  Proceeds from sale of fixed assets and businesses                                 36,356          4,577            909
                                                                               -----------    -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                                            (26,703)       (77,692)       (58,283)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                                              124,392         49,147         41,371
  Payments on short-term borrowings                                               (121,036)       (49,147)       (41,491)
  Notes payable to banks - net                                                      10,087            (87)          (404)
  Proceeds from long-term borrowings                                                46,925            320             84
  Payments on long-term borrowings                                                 (46,129)       (11,324)       (10,314)
  Purchase of shares for treasury                                                  (75,575)       (22,668)            --
  Cash dividends paid                                                              (22,063)       (19,594)       (14,082)
  Other                                                                               (707)           124             --
                                                                               -----------    -----------    -----------
NET CASH (USED) BY FINANCING ACTIVITIES                                            (84,106)       (53,229)       (24,836)

Effect of exchange rate changes on cash and cash equivalents                          (683)         1,369            280
                                                                               -----------    -----------    -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (30,420)        (7,467)         6,071
Cash and cash equivalents at beginning of year                                      39,095         46,562         40,491
                                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $      8,675     $   39,095     $   46,562
                                                                               ===========     ===========    ===========


See notes to these consolidated financial statements.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (In thousands of dollars except share and per share data)

                               December 31, 1999

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc. and its wholly owned and majority-owned subsidiaries (the "Company") after elimination of all significant intercompany accounts, transactions and profits. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in Other Long-term Liabilities.

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

Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out
(LIFO) method, and for non-U.S. inventories cost is determined by the first-in, first-out (FIFO) method. At December 31, 1999 and 1998, approximately 64% and 63%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $40,365 at December 31, 1999 and $50,240 at December 31, 1998.

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

Goodwill: The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $11,163 and $10,323 in 1999 and 1998, respectively.

Long-lived Assets: The carrying value of long-lived assets is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred utilizing relevant cash flow and profitability information. Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts.

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

Transaction gains and losses are included in Selling, general & administrative expenses and were not material.

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

Research and Development: Research and development costs, which are expensed as incurred, were $15,403 in 1999, $17,719 in 1998 and $16,547 in 1997.

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

                                                                        1999          1998          1997
                                                                      --------      --------      --------
Numerator:
       Net income                                                     $ 73,940      $ 93,719      $ 85,414
                                                                      ========      ========      ========
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares outstanding                        45,445        48,935        49,384
       Effect of dilutive securities -
             Employee stock options                                        130           135           148
                                                                      --------      --------       -------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares outstanding               45,575        49,070        49,532
                                                                        ======        ======        ======

Basic earnings per share                                               $  1.63       $  1.92       $  1.73
Diluted earnings per share                                             $  1.62       $  1.91       $  1.73

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Reclassification: During the fourth quarter of 1999, the Company reclassified distribution costs from Selling, general & administrative expenses to Cost of goods sold. Cost of goods sold and Selling, general & administrative expenses have been restated for all periods presented. Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

New Accounting Pronouncement: In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement will become effective for the Company for fiscal year 2001. The Company is evaluating the effect of this statement on its accounting and reporting policies, but does not presently expect adoption to have a material impact on the Company's consolidated financial statements.

Other: Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus, net of hospitalization costs, of $60,074 in 1999, $76,491 in 1998 and $74,953 in 1997.

NOTE B - SHAREHOLDERS' EQUITY

In 1999, the Board of Directors authorized an additional share repurchase program of up to 5,000,000 shares of the Company's outstanding Common Shares to satisfy obligations under its stock plan. This share repurchase program is in addition to the 5,000,000 shares authorized for repurchase by the Board of Directors in September 1998. In 1999, the Company purchased 3,683,350 shares at an average cost of $20.93 per share bringing the total shares purchased through December 31, 1999 to 4,947,250 at an average cost of $20.40 per share.

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at December 31, 1999 or 1998. The Preferred Shares were authorized to provide the Company flexibility in future financing or acquisitions, and to render or discourage an attempt by another person or entity to obtain control of the Company. The Company's Articles of Incorporation allow the Board of Directors the discretion to issue one or more series of Preferred Shares with terms that meet the needs of a particular transaction. Each issuance of Preferred Shares may have distinct dividend rights, conversion rights and liquidation preferences. The historical share and per share amounts disclosed in these consolidated financial statements have been restated to reflect the share conversion.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C - STOCK PLANS

The 1998 Stock Option Plan ("Stock Option Plan") was adopted by the shareholders to replace The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") which expired in May 1998. The Stock Option Plan provides for the grant of options for 5,000,000 shares of Company stock to key employees over a ten-year period. The following table summarizes the option activity for the three years ended December 31, 1999 under both the Stock Option Plan and the Incentive Equity Plan:

                                                          Options         Exercise Prices
                                                        -----------      -----------------
Balance, January 1, 1997                                   891,180        $13.63 - $17.00
     Granted                                               193,000        $17.63 - $19.19
     Exercised                                              (2,664)       $13.63 - $15.00
     Canceled                                              (36,936)       $15.00 - $17.00
                                                       ------------
Balance, December 31, 1997                               1,044,580        $13.63 - $19.19
     Granted                                               294,700             $22.38
     Exercised                                            (144,416)       $13.63 - $17.00
     Canceled                                               (8,334)       $13.63 - $19.19
                                                      -------------
Balance, December 31, 1998                               1,186,530        $13.63 - $22.38
     Granted                                               459,100             $19.88
     Exercised                                             (78,296)       $13.63 - $17.00
                                                        ----------
Balance, December 31, 1999                               1,567,334        $13.63 - $22.38
                                                         =========
Options exercisable at December 31, 1999                   864,405        $13.63 - $22.38
                                                        ==========

Included above are options for 335,180 shares, at exercise prices of $15.00 and $17.00 per share, which were granted in 1996 to current employees in settlement of a lawsuit over performance awards relating to prior years. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. At December 31, 1999 and 1998, there were 202,198 and 225,162, respectively, of these options outstanding.

All other options granted under both the Stock Option Plan and the Incentive Equity Plan are outstanding for a term of ten years from the date of grant. The majority of the options granted under both plans vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company's shares at the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has continued to record stock-based compensation in accordance with the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized upon the award of these stock options.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C - STOCK PLANS - (Continued)

                                          1999                        1998                        1997
                                 -----------------------     -----------------------     -----------------------
                                 Pro Forma      Reported     Pro Forma      Reported     Pro Forma      Reported
                                 ---------      --------     ---------      --------     ---------      --------
Net income                         $72,513      $ 73,940      $ 92,763      $ 93,719      $ 84,740      $ 85,414
Basic earnings per share              1.60          1.63          1.90          1.92          1.72          1.73
Diluted earnings per share            1.59          1.62          1.89          1.91          1.71          1.73


In estimating the fair value of options granted, an expected option life of ten years was used and the other weighted average assumptions were as follows:

                                           1999          1998          1997
                                        --------      --------      --------
Expected volatility                       34.90%        30.80%        22.55%
Dividend yield                             2.72%         2.16%         2.14%
Risk-free interest rate                    6.41%         4.66%         5.74%

For the three years ended December 31, 1999, there were no awards or sales of shares associated with the Incentive Equity Plan. At December 31, 1999, there were 4,246,200 Common Shares reserved for future issuance under the Stock Option Plan.

The Lincoln Non-Employee Directors' Restricted Stock Plan ("Non-Employee Directors' Plan") was adopted in May 1995. The Non-Employee Directors' Plan provides for distributions of ten thousand dollars worth of Common Shares to each non-employee Director as part of an annual retainer. Shares issued in connection with this plan were 5,174 in 1999, 5,654 in 1998 and 7,930 in 1997. In 1997, 1,236 shares were forfeited under the service requirements of the plan.

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, there were 18,313 shares purchased in 1999, 7,619 shares purchased in 1998, and 13,352 shares purchased in 1997.

NOTE D - SHORT-TERM AND LONG-TERM DEBT

At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                                                     1999            1998
                                                                                  --------        --------
    8.73% Senior Note due 2003 (four equal annual principal
        payments remaining)                                                        $  37,500     $  46,875
    Credit Agreement, interest at 6.35%                                               10,000            --
    Other borrowings due through 2023, interest at 2.0% to 12.4%                      11,210        10,991
                                                                                   ---------     ---------
                                                                                      58,710        57,866

    Less current portion                                                              11,503        11,100
                                                                                   ---------     ---------
            Total                                                                  $  47,207     $  46,766
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

At December 31, 1999 the Company had borrowed $10,000 under short-term credit lines in the United States, with an additional uncommitted borrowing capacity of $45,000. Short-term borrowings of foreign subsidiaries were $6,425 and $2,792 at December 31, 1999 and 1998, at weighted-average interest rates of 6.8% and 6.7%, respectively. Uncommitted additional borrowing capacity of foreign subsidiaries was $17,000 at December 31, 1999.

In August 1997, the Company entered into an interest rate swap agreement to convert its fixed rate 8.73% Senior Note due 2003 to a floating rate based on a 3-month LIBOR basket swap plus a spread of 381 basis points. The agreement caps the floating rate, including the spread, at 10%. The floating rate in effect at December 31, 1999 was 8.477%. The arrangement provides for the receipt or payment of interest, on a quarterly basis, through the loan expiration date. The notional value of the agreement, which decreases in future years with annual debt payments on the Senior Note, was $37,500 at December 31, 1999. Net receipts or payments under the agreement are recognized as an adjustment to interest expense.

Maturities of long-term debt for the five years succeeding December 31, 1999 are $11,503 in 2000, $22,025 in 2001, $9,786 in 2002, $11,767 in 2003, $430 in
2004 and $3,199 thereafter.

Total interest paid was $5,534 in 1999, $5,593 in 1998 and $6,329 in 1997.

NOTE E - INCOME TAXES

The components of income before income taxes are as follows:

                                                                  1999                1998                1997
                                                              ------------         -----------         ----------
                   U.S.                                         $ 91,236             $123,586            $112,411
                   Non-U.S.                                       23,015               23,478              22,749
                                                               ---------            ---------           ---------
                                Total                           $114,251             $147,064            $135,160
                                                               =========            =========           =========

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E - INCOME TAXES  - (Continued)

Components of income tax expense (benefit) are as follows:

                                                                        1999              1998             1997
                                                                     ------------      ------------     ---------
                   Current:
                       Federal                                        $   28,620        $  26,724       $  32,060
                       Non-U.S.                                            4,838            9,020           8,909
                       State and local                                     5,991            7,402           7,790
                                                                     -----------       -----------      ---------
                                                                          39,449           43,146          48,759
                   Deferred:
                       Federal                                            (2,463)          11,016           3,215
                       Non-U.S.                                            3,325             (817)         (2,228)
                                                                     -----------       -----------      ---------
                                                                             862           10,199             987
                                                                     -----------       -----------      ---------
                                 Total                                $   40,311        $  53,345       $  49,746
                                                                     ===========       ===========      =========

 The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

                                                                        1999                 1998             1997
                                                                    -------------        ------------     -----------
Statutory rate of 35% applied to pre-tax income                         $39,988             $51,472           $47,306
Effect of state and local income taxes, net of Federal
   tax benefit                                                            3,894               4,811             5,063
Taxes in excess of (less than) the U.S. tax rate on non-
     U.S. earnings, including utilization of tax
       loss carryforwards and losses with no benefit                        218                 (14)           (1,281)
Foreign sales corporation                                                (1,460)             (1,975)           (1,235)
Other - net                                                              (2,329)               (949)             (107)
                                                                    ------------         -----------      -----------
Total                                                                   $40,311             $53,345           $49,746
                                                                    ------------         -----------      -----------

Effective tax rate                                                         35.3%               36.3%             36.8%
                                                                           =====               =====             ====

Total income tax payments, net of refunds, were $34,361 in 1999, $44,432 in 1998 and $44,648 in 1997.

At December 31, 1999, certain non-U.S. subsidiaries had tax loss carryforwards of approximately $49,950 that expire in various years from 2000 through 2009, except for $23,839 for which there is no expiration date.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E - INCOME TAXES - (Continued)

Significant components of deferred tax assets and liabilities at December 31, 1999 and 1998, were as follows:


                                                                               1999          1998
                                                                            ----------     ---------
                Deferred tax assets:
                  Tax loss and credit carryforwards                         $ 17,849        $ 15,199
                  State income taxes                                           2,614           2,873
                  Inventory                                                    7,081           5,022
                  Other accruals                                              15,509          11,516
                  Employee benefits                                            5,194           5,490
                  Pension obligations                                          3,633           4,049
                  Other                                                       14,075           9,614
                                                                          ----------       ---------
                                                                              65,955          53,763
                  Valuation allowance                                        (16,623)        (14,351)
                                                                          -----------      ---------
                                                                              49,332          39,412

                Deferred tax liabilities:
                  Property, plant and equipment                              (24,101)        (21,763)
                  Pension obligations                                        (10,748)        (12,779)
                  Other                                                      (19,943)         (9,287)
                                                                           ---------       ---------
                                                                             (54,792)        (43,829)
                                                                           ---------       ---------
                                                Total                      ($  5,460)      ($  4,417)
                                                                           =========       =========


The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested in properties, plant and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a supplemental executive retirement plan for certain key employees. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The plan provides for Company matching contributions of 25% of the first 6% of employee compensation contributed to the plan. The plan includes a feature in which participants could elect to receive an annual Company contribution of 2% of their base pay in exchange for forfeiting accelerated benefits under the pension plan.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS -(Continued)

The changes in the pension plans' benefit obligations were as follows:


                                                                      1999              1998
                                                                      ----              ----
Obligation at January 1                                              $438,704          $394,104
Service cost                                                           13,955            13,013
Interest cost                                                          29,618            28,180
Participant contributions                                                 476             4,488
Plan amendments                                                           492               883
Actuarial (gain) loss                                                 (39,620)           19,184
Benefit payments                                                      (21,171)          (20,013)
Settlements                                                                --               178
Currency translation                                                      678            (1,313)
                                                                  -----------        ----------
Obligation at December 31                                            $423,132          $438,704
                                                                  ===========        ==========

The changes in the fair values of the pension plans' assets were as follows:


                                                                      1999              1998
                                                                      ----              ----
Plan assets at January 1                                             $431,161          $389,669
Actual return on plan assets                                           59,680            42,598
Employer contributions                                                  4,736            15,963
Participant contributions                                                 476             4,488
Benefit payments                                                      (21,171)          (20,013)
Currency translation                                                      929            (1,544)
                                                                  -----------        ----------
Plan assets at December 31                                           $475,811          $431,161
                                                                  ===========        ==========

The funded status of the pension plans at December 31, 1999 and 1998 was as follows:

                                                                      1999              1998
                                                                      ----              ----
Plan assets in excess of (less than) projected
     benefit obligations                                           $ 52,679          $ (7,543)
Unrecognized net (gain) loss                                        (44,604)           18,322
Unrecognized prior service cost                                      10,696            11,041
Unrecognized transition assets, net                                  (1,830)           (2,176)
                                                                 ----------        ----------
Prepaid pension expense recognized in the balance sheet            $ 16,941          $ 19,644
                                                                 ==========        ==========


The net prepaid pension expense recognized in the consolidated balance sheets was composed of:


                                                                      1999              1998
                                                                      ----              ----
Prepaid pension cost                                                 $ 26,279          $ 27,581
Accrued pension liability                                             (12,010)          (10,164)
Intangible asset                                                        1,880             2,227
Other comprehensive income                                                792                --
                                                                  -----------     -------------
Prepaid pension expense recognized in the balance sheet              $ 16,941          $ 19,644
                                                                  ===========     =============

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS -(Continued)

A domestic non-qualified pension plan comprised the largest portion of the pension plans in which the accumulated benefit obligation (ABO) exceeded plan assets at December 31, 1999 and 1998. The aggregate ABO of such plans at December 31, 1999 and 1998 was $11,998 and $9,872, respectively; the aggregate fair value of plan assets was $0 at December 31, 1999 and 1998.

A summary of the components of total pension expense was as follows:

                                                                       1999            1998          1997
                                                                    ---------       ---------     ----------
Service cost - benefits earned during the year                      $ 13,955        $ 13,013       $ 11,319
Interest cost on projected benefit obligation                         29,618          28,180         26,906
Expected return on plan assets                                       (37,148)        (34,494)       (30,286)
Amortization of transition asset                                        (453)           (452)          (472)
Amortization of prior service cost                                     1,272           1,123            775
Amortization of net loss                                                 347             318             89
                                                                   ---------       ---------     ----------
Net pension cost of defined benefit plans                              7,591           7,688          8,331
Settlement, curtailments and special termination benefits                 --             178            393
Defined contribution plans                                             2,393           2,090          2,255
                                                                    --------        --------      ---------
      Total pension expense                                          $ 9,984         $ 9,956        $10,979
                                                                     =======         =======        =======

Weighted average assumptions used in accounting for the defined benefit plans as of December 31, 1999 and 1998 were as follows:

                                                1999        1998
                                                ----        ----
Discount rate                                   7.6%        7.0%
Rate of increase in compensation                4.9%        4.9%
Expected return on plan assets                  8.9%        8.9%

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE G - SEGMENT INFORMATION

The Company's primary business is the design, manufacture and sale, in the U.S. and international markets of arc, cutting and other welding products. The Company manages its operations by geographic location, and has three reportable segments: operations located in the United States, Europe and all other foreign countries. Each operating unit is managed separately because each faces a distinct economic environment, a different customer base, and a varying level of competition and market sophistication. Segment performance and resource allocation is measured based on income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note A - Significant Accounting Policies. Financial information for the reportable segments follows:


                                                   United                        Other
                                                   States       Europe         Countries     Eliminations    Consolidated
                                                   ------      ---------       ---------     ------------    ------------
1999:
  Net sales to unaffiliated customers              $744,035     $186,615        $155,526       $      --      $1,086,176
  Inter-segment sales                                62,439        9,668          16,378        (88,485)              --
                                                   --------     --------        --------       --------       ----------
         Total                                     $806,474     $196,283        $171,904       $(88,485)      $1,086,176
                                                   ========     ========        ========       ========       ==========

  Income before interest and income taxes          $ 99,870     $ 10,599        $  8,090       $   (204)      $  118,355
  Interest income                                                                                                  1,413
  Interest expense                                                                                                (5,517)
                                                                                                              ----------
  Income before income taxes                                                                                  $  114,251
                                                                                                              ==========

  Total assets                                     $543,948     $164,978        $140,064       $(73,591)      $  775,399
  Capital expenditures                               38,996        7,045          19,008         (1,726)          63,323
  Depreciation and amortization                      18,645        6,847           4,255           (625)          29,122

1998:
  Net sales to unaffiliated customers              $816,562     $208,782        $161,335       $      --      $1,186,679
  Inter-segment sales                                69,586        9,775          12,030        (91,391)              --
                                                   --------     --------        --------       --------       ----------
         Total                                     $886,148     $218,557        $173,365       $(91,391)      $1,186,679
                                                   ========     ========        ========       ========       ==========

  Income before interest and income taxes          $125,693     $ 14,935        $  10,191      $  (2,198)     $  148,621
  Interest income                                                                                                  4,119
  Interest expense                                                                                                (5,676)
                                                                                                              ----------
  Income before income taxes                                                                                  $  147,064
                                                                                                              ==========

  Total assets                                     $542,462     $186,666        $119,344       $(65,566)      $  782,906
  Capital expenditures                               52,632       11,109          19,542         (1,872)          81,411
  Depreciation and amortization                      18,431        6,704           3,485           (541)          28,079

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE G - SEGMENT INFORMATION - (Continued)




                                                   United                        Other
                                                   States       Europe         Countries     Eliminations    Consolidated
                                                   ------      ---------       ---------     ------------    ------------
1997:

  Net sales to unaffiliated customers              $799,442      $204,858       $154,767     $       --      $ 1,159,067
  Inter-segment sales                                65,812        11,475          8,033        (85,320)          --
                                                   --------     --------        --------     ----------      -----------
         Total                                     $865,254      $216,333       $162,800     $  (85,320)     $ 1,159,067
                                                   ========      ========       ========       ========      ===========

  Income before interest and income taxes          $112,565      $ 10,014       $ 14,427     $   (1,374)     $   135,632
  Interest income                                                                                                  5,877
  Interest expense                                                                                               (6,349)
                                                                                                             -----------
  Income before income taxes                                                                                 $   135,160
                                                                                                             ===========

  Total assets                                     $489,431      $163,519       $ 96,850     $  (37,610)     $   712,190
  Capital expenditures                               23,632         5,264          8,418            (18)          37,296
  Depreciation and amortization                      18,812         7,713          2,376           (470)          28,431


The United States segment includes a $32,015 charge in 1999 related to the sale of the motor business. See Note H for further information.

Intercompany sales between reportable segments are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $66,019 in 1999, $92,461 in 1998 and $105,464 in 1997. No individual customer comprised more than 10% of the Company's total revenues for the three years ended December 31, 1999.

The geographic split of the Company's revenues, based on customer location, and property, plant and equipment was as follows:

                                  1999                1998           1997
                               ------------       -----------    ----------
Revenues:
   United States                 $  678,017       $   724,101    $   693,979
   Foreign countries                408,159           462,578        465,088
                                 ----------       -----------    -----------
      Total                      $1,086,176       $ 1,186,679    $ 1,159,067
                                 ==========       ===========    ===========

Property, plant and equipment:
   United States                 $  176,256       $   174,188    $   138,935
   Foreign countries                 99,494            89,375         65,454
   Eliminations                      (4,960)           (3,772)        (2,354)
                                 ----------       -----------    -----------
      Total                      $  270,790       $   259,791    $   202,035
                                 ==========       ===========    ===========

Revenues derived from customers and property, plant and equipment in any individual foreign country were not material for disclosure.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE H - ACQUISITIONS AND DIVESTITURE

On May 28, 1999 the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32,015 ($19,721 after-tax, or $0.43 per diluted share) reflecting the loss on the sale of motor business assets. The results of operations from the motor business were not material to the Company for the years ended December 31, 1999, 1998 and 1997.

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

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, marketable securities, short-and long-term debt, forward contracts, and an interest rate swap. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies that require judgment.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. The total notional value of forward currency exchange contracts was $50,030 at December 31, 1999 and $24,592 at December 31, 1998, which approximated fair value.

The carrying amounts and estimated fair value of the Company's significant financial instruments at December 31, 1999 and 1998 were as follows:

                                                            December 31, 1999                    December 31, 1998
                                                        ---------------------------       ----------------------------
                                                         Carrying             Fair           Carrying            Fair
                                                          Amounts            Value           Amounts            Value
                                                          -------          --------          -------          --------
Cash and cash equivalents                                 $ 8,675          $ 8,675          $ 39,095          $ 39,095
Marketable securities                                          38               38               311               311
Notes payable to banks                                     16,425           16,425             2,792             2,792
Long-term debt (including current portion)                 58,710           58,342            57,866            59,911
Interest rate swap agreements payable                          --              561                --               426

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE J - OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $8,902 in 1999, $7,297 in 1998 and $7,851 in 1997.

At December 31, 1999, total minimum lease payments for noncancelable operating leases were as follows:

2000                     $ 6,519
2001                       4,108
2002                       2,499
2003                       1,822
2004                       1,402
Thereafter                 1,464
                      ----------
   Total                 $17,814
                      ==========


NOTE K - CONTINGENCIES

The Company is a defendant or co-defendant in nine lawsuits filed against the Company in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode. One of the complaints includes a fraud claim, as well as a claim under California's Unfair Business Practices Act. The latter claim demands restitution of all amounts paid by California purchasers for the Company's E70T-4 electrode, with interest. The Company has also been a defendant or co-defendant in 12 other similar cases involving steel-frame buildings in Greater Los Angeles following the Northridge earthquake. Six of those cases were voluntarily dismissed and the Company has settled the six other cases. All settlement costs have been immaterial to the Company's consolidated financial statements.

No trial on the merits has occurred to date in any of the E70T-4 cases. Moreover, as referenced above, at least one of the pending E70T-4 cases also presents theories of liability that did not exist in the cases that were dismissed or settled. Therefore, the Company is unable to make a meaningful estimate of the amount or range of possible losses that could result from an unfavorable outcome of the remaining pending or future E70T-4 litigation. Management believes the Company has substantial defenses and intends to contest such suits vigorously, and that the Company has applicable insurance and that other potential defendants and their respective insurers will be identified as the lawsuits proceed.

The Company's results of operations or cash flows in one or more interim or annual periods could be materially affected by unfavorable results in one or more of these cases. Based on information known to the Company, and subject to the factors and contingencies noted herein, management believes the outcome of the Company's E70T-4 litigation should not have a material adverse impact upon the consolidated financial position of the Company. If the Company is unsuccessful in defending or otherwise satisfactorily resolving this litigation, and if insurance coverage is unavailable or inadequate, then the litigation could have a material adverse impact on the Company's consolidated financial position.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE K - CONTINGENCIES - (Continued)

The Company is also subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, other product liability claims and health, safety and environmental claims (including claims relating to exposures to welding fumes). The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company's consolidated financial statements. Based on the Company's historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact on the Company's consolidated financial statements.

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)


                        1999                                 MAR 31            JUN 30            SEP 30           DEC 31
                        ----                                ---------         ---------         ---------        ---------
Net sales                                                 $   282,868       $   273,498       $   265,937      $   263,873
Gross profit                                                   96,567            93,588            91,233           90,391
Income before income taxes                                      5,661            36,376            36,411           35,803
Net income                                                      4,307            23,335            23,303           22,995

Basic earnings per share                                  $      0.09       $      0.51       $      0.52      $      0.51
Diluted earnings per share                                $      0.09       $      0.51       $      0.51      $      0.51

                        1998                                  MAR 31            JUN 30           SEP 30           DEC 31
                        ----                                ---------         ---------         ---------        ---------
Net sales                                                 $   302,962       $   310,930       $   288,106       $  284,681
Gross profit                                                  101,219           104,773            96,744           94,253
Income before income taxes                                     38,081            40,567            36,737           31,679
Net income                                                     23,730            25,245            23,294           21,450

Basic earnings per share                                  $      0.48       $      0.51       $      0.47       $     0.45
Diluted earnings per share                                $      0.48       $      0.51       $      0.47       $     0.44

The Gross Profit results for all periods presented above reflect the reclassification of distribution costs from Selling, General & Administrative Expenses to Cost of Goods Sold. See Note A to these consolidated financial statements.

The quarter-ended March 31, 1999 includes a $32,015 pre-tax charge ($19,721 after-tax or $0.43 per diluted share) related to the sale of the motor business. See Note H for further information.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts do not equal the annual totals due to share transactions that occurred during the years presented.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                           (In thousands of dollars)

                                                                Additions
                                                       ----------------------------
                                                                            (1)
                                                                          Charged
                                        Balance at     Charged to         to other                      Balance
                                        beginning       costs and         accounts         (2)           at end
Description                             of period       expenses         (describe)     Deductions      of period
-----------                             ---------       --------         ----------     ----------      ---------
Allowance for doubtful accounts:

Year ended December 31, 1999              $3,563         $  927           $ (289)       $   514          $3,687

Year ended December 31, 1998              $3,071         $  794           $  (12)       $   290          $3,563

Year ended December 31, 1997              $2,878         $1,022           $ (455)       $   374          $3,071


(1) -- Currency translation adjustment.

(2) -- Uncollectable accounts written-off, net of recoveries.