Form 10-Q
period 2000-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2000-05-12
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended March 31, 2000         Commission File No. 0-1402


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

                  Yes   X     No

The number of shares outstanding of the issuer's class of common stock as of March 31, 2000 was 42,527,771.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------------
                                                                2000                1999
                                                        --------------         -----------

Net sales                                                     $281,804            $282,868
Cost of goods sold                                             185,689             186,301
                                                             ---------           ---------
Gross profit                                                    96,115              96,567
Selling, general & administrative expenses                      56,679              58,483
Loss on disposal of motor business                                  --              32,015
                                                             ---------           ---------
Operating income                                                39,436               6,069
Other income / (expense):
     Interest income                                               136                 312
     Other income                                                  772                 709
     Interest expense                                           (1,971)             (1,429)
                                                             ---------           ---------
Total other income / (expense)                                  (1,063)               (408)
                                                             ---------           ---------
Income before income taxes                                      38,373               5,661
Income taxes                                                    13,975               1,354
                                                             ---------           ---------
Net income                                                   $  24,398          $    4,307
                                                             =========           =========

Basic earnings per share                                   $     0.56          $      0.09
Diluted earnings per share                                 $     0.56          $      0.09

Cash dividends declared per share                          $     0.14          $      0.12


See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)


                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2000               1999
                                                                                     -----------       -----------
                                                                                     (UNAUDITED)         (NOTE A)
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                        $   10,712        $    8,675
     Accounts receivable (less allowances of $3,577 in 2000; $3,687 in 1999)             181,930           169,986
     Inventories:
       Raw materials and in-process                                                       81,076            82,451
       Finished goods                                                                    110,940           109,161
                                                                                      ----------        ----------
                                                                                         192,016           191,612

     Deferred income taxes                                                                25,294            23,311
     Other current assets                                                                 31,162            33,011
                                                                                      ----------        ----------
   TOTAL CURRENT ASSETS                                                                  441,114           426,595

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                   11,960            11,050
   Buildings                                                                             131,077           119,519
   Machinery, tools and equipment                                                        418,949           419,831
                                                                                       ---------         ---------
                                                                                         561,986           550,400
   Less:  accumulated depreciation and amortization                                      283,410           279,610
                                                                                       ---------         ---------
                                                                                         278,576           270,790

OTHER ASSETS
   Goodwill - net                                                                         42,119            33,263
   Other                                                                                  59,757            44,751
                                                                                       ---------         ---------
                                                                                         101,876            78,014
                                                                                      ----------         ---------

TOTAL ASSETS                                                                            $821,566          $775,399
                                                                                        ========          ========

See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)



                                                                                      MARCH 31,        DECEMBER 31,
                                                                                           2000               1999
                                                                                    ------------       -----------
                                                                                     (UNAUDITED)          (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to banks                                                            $  19,909         $  16,425
     Trade accounts payable                                                               68,250            64,482
     Accrued employee compensation and benefits                                           46,109            32,326
     Accrued expenses                                                                     14,163            15,202
     Taxes, including income taxes                                                        54,592            41,326
     Dividend payable                                                                      5,954             6,228
     Other current liabilities                                                            29,674            28,882
     Current portion of long-term debt                                                    12,404            11,503
                                                                                       ---------        ----------
TOTAL CURRENT LIABILITIES                                                                251,055           216,374

Long-term debt, less current portion                                                      86,663            47,207
Deferred income taxes                                                                     27,832            28,771
Other long-term liabilities                                                               30,561            31,532

SHAREHOLDERS' EQUITY
   Preferred Shares, without par value - at stated capital amount:
       Authorized - 5,000,000 shares in 2000 and 1999;
       Issued and Outstanding - none in 2000 and 1999                                         --                --
   Common Shares, without par value - at stated capital amount:
       Authorized - 120,000,000 shares in 2000 and 1999; Issued - 49,283,950 shares in 2000 and 1999;
       Outstanding - 42,527,771 shares in 2000 and 44,483,366 shares in 1999               4,928             4,928
   Additional paid-in capital                                                            104,903           104,891
   Retained earnings                                                                     501,907           483,463
   Accumulated other comprehensive income                                                (50,326)          (43,524)
   Treasury shares, at cost - 6,756,179 shares in 2000 and 4,800,584 shares
     in 1999                                                                            (135,957)          (98,243)
                                                                                       ---------        ----------
TOTAL SHAREHOLDERS' EQUITY                                                               425,455           451,515
                                                                                       ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $821,566          $775,399
                                                                                        ========          ========


See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                          2000               1999
                                                                                     -----------        -----------
OPERATING ACTIVITIES
Net income                                                                             $  24,398          $   4,307
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         8,403              7,280
     (Gain) loss on disposal of fixed assets and motor business                              (18)            31,982
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                                 (15,664)           (14,824)
       Decrease (increase) in inventories                                                  2,907             (9,577)
       Decrease (increase) in other current assets                                         1,973               (466)
       (Decrease) increase in accounts payable                                              (519)             6,030
       Increase in other current liabilities                                              28,645              8,314
       Gross change in other non-current assets and liabilities                            1,843              3,308
       Other - net                                                                          (766)            (5,363)
                                                                                      ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 51,202             30,991

INVESTING ACTIVITIES
   Capital expenditures                                                                  (11,068)           (23,685)
   Acquisitions of businesses and equity investment                                      (19,107)                --
   Proceeds from maturities of marketable securities                                           5                164
   Proceeds from sale of fixed assets and motor business                                     102                536
                                                                                      ----------         ----------
NET CASH (USED) BY INVESTING ACTIVITIES                                                  (30,068)           (22,985)

FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                                    13,496             17,544
   Payments on short-term borrowings                                                     (15,123)           (11,302)
   Notes payable to banks - net                                                            5,205             11,632
   Proceeds from long-term borrowings                                                     48,526             15,016
   Payments on long-term borrowings                                                      (27,014)            (5,010)
   Purchase of shares for treasury                                                       (37,714)           (57,883)
   Cash dividends paid                                                                    (6,228)            (5,770)
   Other                                                                                      --               (125)
                                                                                      ----------         ----------
NET CASH (USED) BY FINANCING ACTIVITIES                                                  (18,852)           (35,898)

Effect of exchange rate changes on cash and cash equivalents                                (245)              (447)
                                                                                      ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           2,037            (28,339)
Cash and cash equivalents at beginning of period                                           8,675             39,095
                                                                                      ----------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 10,712           $ 10,756
                                                                                      ==========         ==========

See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three-months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The Company has reclassified distribution costs from selling, general & administrative expenses to cost of goods sold. Those two line items on the consolidated income statement have been restated for 1999 to conform to current year classification.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and shares in thousands,                      THREE MONTHS ENDED
except per share amounts)                              ------------------
                                                            MARCH 31,
                                                            ---------
                                                         2000        1999
                                                       --------    -------

Numerator:
       Net income                                      $ 24,398        $ 4,307
                                                       ========        =======
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares                     43,690         46,575
       Effect of dilutive securities -
             Employee stock options                          32            165
                                                         ------         ------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares            43,722         46,740
                                                         ======         ======

Basic earnings per share                                  $0.56          $0.09
Diluted earnings per share                                $0.56          $0.09

NOTE C - COMPREHENSIVE INCOME

The components of comprehensive income follow:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
(Dollars in thousands)
                                                       2000            1999
                                                     --------        --------
Net income                                           $ 24,398        $  4,307
Other comprehensive income:
    Change in currency translation adjustment          (6,802)         (8,299)
                                                     --------        --------
Comprehensive income                                 $ 17,596        $ (3,992)
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

NOTE E - ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at March 31, 2000 include provisions for year-end bonuses and related payroll taxes of approximately $19 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - SEGMENT INFORMATION

(Dollars in thousands)                            UNITED                        OTHER
                                                  STATES         EUROPE       COUNTRIES    ELIMINATIONS   CONSOLIDATED
                                                ---------      ----------      ---------   -----------    ------------
Three months ended March 31, 2000:
  Net sales to unaffiliated customers             $192,236       $ 47,641        $ 41,927   $      --        $281,804
  Inter-segment sales                               18,522          3,005           5,979      (27,506)           ---
                                                ----------     ----------      ----------   ----------       --------

         Total                                    $210,758       $ 50,646        $ 47,906   $  (27,506)      $281,804
                                                  ========       ========        ========    =========       ========

  Income before interest and income taxes        $  34,598       $  3,336        $  2,356   $      (82)     $  40,208
  Interest income                                                                                                 136
  Interest expense                                                                                             (1,971)
                                                                                                            ---------
  Income before income taxes                                                                                $  38,373
                                                                                                            =========

  Total assets                                    $550,230       $193,866        $158,356     $(80,886)      $821,566

Three months ended March 31, 1999:
  Net sales to unaffiliated customers             $194,728      $  48,970        $ 39,170   $       --       $282,868
  Inter-segment sales                               16,217          1,713           3,592      (21,522)           ---
                                                ----------    -----------      ----------    ---------      ---------
         Total                                    $210,945      $  50,683        $ 42,762     $(21,522)      $282,868
                                                  ========      =========        ========     ========      =========

  Income (loss) before interest and
     income taxes                                $    (786)     $   4,063        $  2,757   $      744      $   6,778
  Interest income                                                                                                 312
  Interest expense                                                                                             (1,429)
                                                                                                            ---------
  Income before income taxes                                                                                $   5,661
                                                                                                            =========

  Total assets                                   $ 532,476      $ 177,246        $127,040   $  (68,252)     $ 768,510

Included in the United States segment for the three months ended March 31, 1999 was a $32 million pre-tax charge related to the disposal of the motor business. See Note H to these consolidated financial statements.

NOTE G - ACQUISITIONS

In January 2000, the Company purchased a 35% interest in Kuang Tai, the leading welding wire producer in the Taiwan and mainland Chinese welding markets, for $16.6 million in cash. The Company accounts for its investment in Kuang Tai under the equity method.

In February 2000, the Company purchased 100% of the Italian-based C.I.F.E. Spa, the market leader in Europe in the production of MIG wire for the arc welding industry. The total cost of this acquisition was $2.5 million, plus debt assumed of $10.1 million, and was accounted for as a purchase.

NOTE H - DISPOSAL OF MOTOR BUSINESS

On May 28, 1999, the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 reflecting the loss on the sale of motor business assets. Sales attributable to the motor business for the three-month period ended March 31, 1999 were $13.1 million. The operating results of the motor business for the quarter-ended March 31, 1999 were not material.

NOTE I - NEW ACCOUNTING PRONOUNCEMENT

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

NOTE J - SUBSEQUENT EVENT

On April 26, 2000, the Company made a recommended cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company, for approximately $765 million in cash (using an estimated exchange rate of $1.62 to GBP 1). The total cost of the transaction, including refinanced debt, is expected to be approximately $1.2 billion and will be financed by committed bank facilities. Should the acquisition occur, the Company would be obligated to cease dividend payments pursuant to the new credit agreements until such time that acquisition debt was reduced to appropriate levels. The Company has also suspended its share repurchase program, pending the outcome of the proposed acquisition. The closing date of this transaction is dependent upon a number of conditions, including regulatory approval.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three-month periods ended March 31, 2000 and 1999:

                                                        Three months ended March 31,
(dollars in millions)
                                                       2000                      1999
                                               -----------------------    ----------------------
                                               AMOUNT       % OF SALES    AMOUNT      % OF SALES
                                               ------       ----------    ------      ----------
Net sales                                       $281.8       100.0%        $282.9       100.0%
Cost of goods sold                               185.7        65.9%         186.3        65.9%
                                                ------      ---------      ------      -------
Gross profit                                      96.1        34.1%          96.6        34.1%
Selling, general & administrative expenses        56.7        20.1%          58.5        20.7%
Loss on disposal of motor business                  --          --           32.0        11.3%
                                             -----------  ------------    -------      -------
Operating income                                  39.4        14.0%           6.1         2.1%
Interest income                                    0.1         0.0%           0.3         0.1%
Other income                                       0.8         0.3%           0.7         0.3%
Interest expense                                  (1.9)       (0.7%)         (1.4)       (0.5%)
                                              --------      -------      --------      -------
Income before income taxes                        38.4        13.6%           5.7         2.0%
Income taxes                                      14.0         4.9%           1.4         0.5%
                                              --------      -------      --------      -------
Net income                                     $  24.4         8.7%       $   4.3         1.5%
                                               =======      =======       =======      =======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

NET SALES. Net sales for the first quarter 2000 were $281.8 million, a $1.1 million or 0.4% decline from $282.9 million last year. Prior year's net sales included $13.1 million in sales from the divested motor business. Excluding these sales from the prior year, sales from continuing businesses increased $12.0 million or 4.4%. Net sales from U.S. operations were $192.2 million for the quarter, down 1.3% from $194.7 million for the first quarter last year. Excluding sales of the divested motor business, U.S. sales in the first quarter 1999 would have been $181.6 million, a year-over-year increase of 5.8%. This increase reflects higher U.S. demand, primarily in the consumables product line. Export sales from the U.S. of $15.2 million were down $2.0 million or 11.6% from last year. U.S. exports have declined primarily because the Company has shifted some product sourcing of the Latin American market to its new plant in Torreon, Mexico. U.S. exports to other world regions were flat or higher compared with last year. Non-U.S. sales increased 1.6% to $89.6 million in the first quarter 2000, compared with $88.1 million last year. The strengthening of the U.S. dollar had a significant negative impact on non-U.S. sales, particularly in Europe, where exchange rate movements impacted sales by more than 11.0% compared with last year. In local currencies, European sales increased 9.4%. European sales were supplemented by increased MIG wire capacity with the February 2000 acquisition of C.I.F.E. Spa. In the rest of the world, the Company's sales increased 7.0%.

GROSS PROFIT. Gross profit of $96.1 million for the first quarter 2000 declined 0.5% or $0.5 million from last year. Gross profit as a percentage of net sales was flat compared with the first quarter last year. Gross profit percentage was higher in the U.S. in 2000 due to the absence of lower margin motor sales. Non-U.S. gross margins were down year-over-year due to a change in sales mix to lower margin products and by increasing raw material prices.

SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $1.8 million or 3.1% to $56.7 million for the first quarter 2000, compared with $58.5 million for 1999. SG&A expense as a percentage of net sales declined to 20.1% from 20.7% in the 1999 period. The reduction in SG&A expenses were due to planned reductions in selling, administrative and research and development costs. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The final 2000 bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

LOSS ON DISPOSAL OF MOTOR BUSINESS. On May 28, 1999, the Company sold its motor business. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 reflecting the loss on the sale of its motor business assets. Sales of the motor business for the first quarter of 1999 were $13.1 million. The operating results of the motor business for the first quarter 1999 were not material.

INTEREST EXPENSE. Interest expense increased to $1.9 million in the first quarter 2000 from $1.4 million for the same period last year. The increase in interest expense was commensurate with increased short- and long-term borrowings to fund the share repurchase program and the acquisitions of C.I.F.E Spa and a 35% stake in Kuang Tai.

INCOME TAXES. Income taxes for the first quarter 2000 were $14.0 million on income before income taxes of $38.4 million, an effective rate of 36.4%, as compared with income taxes of $1.4 million on income before income taxes of $5.7 million, or an effective rate of 23.9% for the same period in 1999. Excluding the motor charge from 1999, the first quarter 1999 effective tax rate was 36.3%.

NET INCOME. Net income for the first quarter 2000 of $24.4 million was $20.1 million higher than last year. Excluding the motor charge from the prior year, net income for 1999 would have been $24.0 million. Diluted earnings per share for 2000 increased to $0.56 per share from $0.09 per share in 1999 (or $0.51 excluding the motor charge). The effect of foreign currency exchange rate movements on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities for the three months ended March 31, 2000 was $51.2 million compared with $31.0 million for 1999. Higher cash flow from operations is due to improvements in working capital management, particularly inventory, the timing of income tax payments and higher deferred tax liabilities.

The Company's ratio of total debt to total capitalization increased to 21.9% at March 31, 2000 from 14.3% at December 31, 1999. Debt was accumulated during the first quarter to fund the share repurchases and acquisitions. The stock repurchase program has continued to lower the Company's equity base. During the first quarter of 2000, the Company purchased 1,960,930 shares of its common stock at a cost of $37.7 million. Since the share repurchase program was first begun in September 1998, the Company has purchased a total of 6,908,180 shares of its common stock on the open market at a cost of $138.7 million through March 31, 2000. On May 2, 2000, the share repurchase program was suspended, pending completion of the proposed acquisition.

Capital expenditures decreased $12.6 million to $11.1 million in the first quarter of 2000, compared with $23.7 million in 1999. This decline was predominantly related to spending on information systems in the U.S. and Europe in 1999 that did not recur in 2000. During the first quarter 2000, the Company acquired a 35% interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.6 million and 100% of C.I.F.E. Spa, an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $10.1 million.

The Company paid cash dividends of $6.2 million or $0.14 per share during the first three months of 2000, a 7.9% increase over the $5.8 million paid in the first quarter 1999. Cash dividends declared per share increased 16.7% year-over-year.

The quarterly dividend of $0.14 per share was paid April 14, 2000, to holders of record on March 31, 2000. On May 2, 2000, a dividend of $0.14 per share was declared which will be payable on July 14, 2000 to shareholders of record as of June 30, 2000.

As part of the proposed acquisition of Charter plc, the Company announced that dividend payments would cease indefinitely and that the share repurchase program would be suspended.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Business Acquisition. The Company currently plans to complete its acquisition of the stock of Charter plc toward the end of the third quarter of 2000. While management believes the acquisition presents an excellent strategic business opportunity, there is also a significant degree of uncertainty involved in major acquisitions, particularly given that Charter plc holds two different business units, ESAB and Howden. The Company expects to dedicate significant resources towards a successful acquisition. To finance the acquisition, the Company will initially be highly leveraged and there are restrictions in the applicable credit agreements on uses of cash for capital spending and shareholder dividends.

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 3. Legal Proceedings" within the Company's annual report on Form 10-K for the year-ended December 31, 1999, as well as the update in this report. See also Note K to the consolidated financial statements for the year-ended December 31, 1999.

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

Part II - Other Information

Item 1.  Legal Proceedings

Defense and indemnity costs of the Company in product liability cases involving injuries allegedly resulting from exposure to fumes and gases in the welding environment may be affected by the outcome of pending litigation with the St. Paul Fire and Marine Insurance Company ("St. Paul"), in which St. Paul and the Company disagree about the allocation among various liability insurance policies of defense and indemnity costs of welding fume cases. Following the April, 1998 trial of the Company's case against St. Paul, the United States District Court for the Northern District of Ohio (Akron) ordered St. Paul to pay the Company compensatory damages plus prejudgment interest for misallocating past expenses related to welding fume cases. Additionally, the Court held that the Company may utilize St. Paul occurrence-based policies sold prior to 1985 for defense and verdict costs of various pending and potential future fume cases. St. Paul appealed the decision to the U.S. Court of Appeals for the Sixth Circuit.

On April 27, 2000, the Sixth Circuit rendered a decision that affirmed in part and reversed in part the lower court decision. The Sixth Circuit affirmed the lower court's decision on liability, i.e., that St. Paul is liable to the Company for misallocating past expenses related to welding fume cases. The Sixth Circuit also affirmed the lower court's decision that the Company may use St. Paul occurrence-based policies sold prior to 1985 for certain defense and verdict costs of various pending and potential future fume cases. The Sixth Circuit reversed the lower court decision on (a) the method for allocating expenses between and among occurrence policies, and (b) the accrual date from which prejudgment interest should be calculated. The Court of Appeals remanded the case to the District Court for further proceedings on the issues that were the subject of reversal.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit No. 2(b) - Recommended Cash Offer for Charter plc dated April 26, 2000
         Exhibit No. 3(b) - Amended Code of Regulations of Lincoln Electric
          Holdings, Inc.
         Exhibit No. 10(p) - Stock Option Plan for Non-employee Directors Exhibit No. 27 - Financial Data Schedule.
     (b) Reports on Form 8-K - None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LINCOLN ELECTRIC HOLDINGS, INC.

/S/  H. JAY ELLIOTT
------------------------------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

May 12, 2000