Form 10-Q
period 2000-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2000-08-14
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the six months ended June 30, 2000             Commission File No. 0-1402


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

The number of shares outstanding of the issuer's class of common stock as of June 30, 2000 was 42,329,824.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------      --------------------------
                                                       2000             1999             2000             1999
                                                     ---------       ---------        ---------        ---------
Net sales                                             $274,238        $273,498         $556,042         $556,366
Cost of goods sold                                     182,265         179,910          367,954          366,211
                                                     ---------       ---------        ---------        ---------
Gross profit                                            91,973          93,588          188,088          190,155
Selling, general & administrative expenses              54,373          56,907          111,052          115,390
Loss on disposal of motor business                          --              --               --           32,015
                                                   --------------  --------------   --------------   -----------
Operating income                                        37,600          36,681           77,036           42,750
Other income / (expense):
     Interest income                                       128             186              264              498
     Other income                                       10,902           1,014           11,674            1,723
     Interest expense                                   (2,362)         (1,505)          (4,333)          (2,934)
                                                   -----------     -----------      -----------      -----------
Total other income / (expense)                           8,668            (305)           7,605             (713)
                                                   -----------     ------------     -----------      ------------
Income before income taxes                              46,268          36,376           84,641           42,037
Income taxes                                            16,910          13,041           30,885           14,395
                                                    ----------      ----------       ----------       ----------
Net income                                           $  29,358       $  23,335        $  53,756        $  27,642
                                                     =========       =========        =========        =========

Basic earnings per share                            $     0.69      $     0.51       $     1.25       $     0.60
Diluted earnings per share                          $     0.69      $     0.51       $     1.25       $     0.60

Cash dividends declared per share                   $     0.14      $     0.12       $     0.28       $     0.24



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)


                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       2000                1999
                                                                                     ----------         ----------
                                                                                     (UNAUDITED)         (NOTE A)
ASSETS
   CURRENT ASSETS

     Cash and cash equivalents                                                          $ 14,584          $  8,675
     Accounts receivable (less allowances of $3,853 in 2000; $3,687 in 1999)             177,243           169,986
     Inventories:
       Raw materials and in-process                                                       79,926            82,451
       Finished goods                                                                    109,840           109,161
                                                                                        --------          --------
                                                                                         189,766           191,612

     Deferred income taxes                                                                26,927            23,311
     Other current assets                                                                 42,885            33,011
                                                                                        --------          --------
   TOTAL CURRENT ASSETS                                                                  451,405           426,595

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                   12,039            11,050
   Buildings                                                                             128,558           119,519
   Machinery, tools and equipment                                                        416,148           419,831
                                                                                        --------          --------
                                                                                         556,745           550,400
   Less:  accumulated depreciation and amortization                                      281,037           279,610
                                                                                        --------          --------
                                                                                         275,708           270,790

OTHER ASSETS
   Goodwill - net                                                                         41,777            33,263
   Other                                                                                  59,600            44,751
                                                                                        --------          --------
                                                                                         101,377            78,014
                                                                                        --------          --------

TOTAL ASSETS                                                                            $828,490          $775,399
                                                                                        ========          ========

See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)



                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2000              1999
                                                                                  --------------     -------------
                                                                                    (UNAUDITED)         (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to banks                                                            $  14,225          $ 16,425
     Trade accounts payable                                                               55,576            64,482
     Accrued employee compensation and benefits                                           58,277            32,326
     Accrued expenses                                                                     13,659            15,202
     Taxes, including income taxes                                                        55,978            41,326
     Dividend payable                                                                      5,926             6,228
     Other current liabilities                                                            32,450            28,882
     Current portion of long-term debt                                                    12,015            11,503
                                                                                       ---------          --------
TOTAL CURRENT LIABILITIES                                                                248,106           216,374

Long-term debt, less current portion                                                      79,273            47,207
Deferred income taxes                                                                     27,777            28,771
Other long-term liabilities                                                               32,260            31,532

SHAREHOLDERS' EQUITY
   Preferred Shares, without par value - at stated capital amount:
       Authorized - 5,000,000 shares in 2000 and 1999;
       Issued and Outstanding - none in 2000 and 1999                                         --                --
   Common Shares, without par value - at stated capital amount:
       Authorized - 120,000,000 shares in 2000 and 1999; Issued - 49,283,203 shares in 2000 and 49,283,950 in 1999;
       Outstanding - 42,329,824 shares in 2000 and 44,483,366 shares in 1999               4,928             4,928
   Additional paid-in capital                                                            104,894           104,891
   Retained earnings                                                                     525,245           483,463
   Accumulated other comprehensive income                                                (54,008)          (43,524)
   Treasury shares, at cost - 6,953,379 shares in 2000 and 4,800,584 shares
     in 1999                                                                            (139,985)          (98,243)
                                                                                       ---------          --------
TOTAL SHAREHOLDERS' EQUITY                                                               441,074           451,515
                                                                                       ---------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 828,490          $775,399
                                                                                       =========          ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)



                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                          2000               1999
                                                                                  -------------         ------------
OPERATING ACTIVITIES
Net income                                                                             $  53,756          $  27,642
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        17,111             14,348
     Loss on disposal of fixed assets and motor business                                       7             31,368
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                                 (14,150)           (15,471)
       Decrease (increase) in inventories                                                  3,667            (16,906)
       (Increase) in other current assets                                                 (9,941)            (1,162)
       (Decrease) in accounts payable                                                    (12,759)            (7,942)
       Increase in other current liabilities                                              46,014             20,518
       Gross change in other non-current assets and liabilities                            3,730              5,939
       Other - net                                                                          (944)            (5,317)
                                                                                      ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 86,491             53,017

INVESTING ACTIVITIES
   Capital expenditures                                                                  (18,294)           (42,183)
   Acquisitions of businesses and equity investment                                      (19,254)                --
   Proceeds from sale of fixed assets and motor business                                     462             36,407
   Other                                                                                       5               (154)
                                                                                    ------------        -----------
NET CASH (USED) BY INVESTING ACTIVITIES                                                  (37,081)            (5,930)

FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                                    24,704             98,618
   Payments on short-term borrowings                                                     (26,334)           (95,661)
   Notes payable to banks - net                                                             (567)             3,856
   Proceeds from long-term borrowings                                                     53,255             34,871
   Payments on long-term borrowings                                                      (39,418)           (35,656)
   Purchase of shares for treasury                                                       (41,741)           (58,923)
   Cash dividends paid                                                                   (12,182)           (11,211)
   Other                                                                                     (94)              (493)
                                                                                    ------------        -----------
NET CASH (USED) BY FINANCING ACTIVITIES                                                  (42,377)           (64,599)

Effect of exchange rate changes on cash and cash equivalents                              (1,124)               403
                                                                                      ----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5,909            (17,109)
Cash and cash equivalents at beginning of period                                           8,675             39,095
                                                                                      ----------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 14,584           $ 21,986
                                                                                        ========           ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

NOTE B - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars and shares in  thousands, except per share amounts)    THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,

                                                                     2000             1999            2000          1999
                                                                   --------         --------        --------      --------
Numerator:
       Net income                                                  $ 29,358        $ 23,335        $ 53,756       $ 27,642
                                                                   ========        ========        ========       ========
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares                                 42,331          45,285          43,011         45,930
       Effect of dilutive securities -
             Employee stock options                                      37             156              54            141
                                                                   --------        --------       ---------       --------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares                        42,368          45,441          43,065         46,071
                                                                   ========        ========        ========       ========

Basic earnings per share                                              $0.69           $0.51           $1.25          $0.60
Diluted earnings per share                                            $0.69           $0.51           $1.25          $0.60

NOTE C - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:


(Dollars in thousands)                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                       2000           1999              2000            1999
                                                     ---------      ---------         --------        --------
Net income                                           $ 29,358       $ 23,335          $ 53,756        $ 27,642
Other comprehensive income:
    Change in currency translation adjustment          (3,682)        (2,822)          (10,484)        (11,121)
                                                     ---------      ---------         --------        --------
Comprehensive income                                 $ 25,676       $ 20,513          $ 43,272        $ 16,521
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

NOTE E - ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at June 30, 2000 include provisions for year-end bonuses and related payroll taxes of approximately $30 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - SEGMENT INFORMATION

(Dollars in thousands)                            United                        Other
                                                  States         Europe       Countries    Eliminations   Consolidated
                                                  ------         ------       ---------    ------------   ------------
Three months ended June 30, 2000:
  Net sales to unaffiliated customers             $181,011       $ 50,458        $ 42,769 $        --        $274,238
  Inter-segment sales                               16,134          4,360           5,041      (25,535)            --
                                                ----------     ----------      ----------   ----------       --------
         Total                                    $197,145       $ 54,818        $ 47,810    $ (25,535)      $274,238
                                                  ========       ========        ========    =========       ========

  Income before interest and income taxes        $  42,311      $   3,745       $   2,364 $         82      $  48,502
  Interest income                                                                                                 128
  Interest expense                                                                                             (2,362)
                                                                                                          -----------
  Income before income taxes                                                                                $  46,268
                                                                                                            =========

Three months ended June 30, 1999:
  Net sales to unaffiliated customers             $186,306     $   48,444        $ 38,748 $         --       $273,498
  Inter-segment sales                               15,157          2,363           4,426      (21,946)            --
                                                ----------     ----------      ----------   ----------       --------
         Total                                    $201,463     $   50,807        $ 43,174    $ (21,946)      $273,498
                                                  ========     ==========        ========    =========       ========

  Income before interest and income taxes        $  31,957     $    3,668       $   2,262  $      (192)     $  37,695
  Interest income                                                                                                 186
  Interest expense                                                                                             (1,505)
                                                                                                          -----------
  Income before income taxes                                                                                $  36,376
                                                                                                            =========

(Dollars in thousands)                            United                         Other
                                                  States         Europe       Countries    Eliminations   Consolidated
                                                ----------    -----------       ---------   ----------       --------
Six months ended June 30, 2000:
  Net sales to unaffiliated customers             $373,247       $ 98,099        $ 84,696     $     --       $556,042
  Inter-segment sales                               34,656          7,365          11,020      (53,041)            --
                                                  --------       --------        --------     --------       --------
         Total                                    $407,903       $105,464        $ 95,716     $(53,041)      $556,042
                                                  ========       ========        ========     ========       ========

  Income before interest and income taxes         $ 76,909       $  7,081        $  4,720     $     --       $ 88,710
  Interest income                                                                                                 264
  Interest expense                                                                                             (4,333)
                                                                                                             --------
  Income before income taxes                                                                                 $ 84,641
                                                                                                             ========
  Total assets                                    $548,853       $190,910        $158,779     $(70,052)      $828,490
                                                  ========       ========        ========     =========      ========

Six months ended June 30, 1999:
  Net sales to unaffiliated customers             $381,034       $ 97,414        $ 77,918 $         --       $556,366
  Inter-segment sales                               31,374          4,076           8,018      (43,468)            --
                                                  --------       --------        --------     --------       --------
         Total                                    $412,408       $101,490        $ 85,936     $(43,468)      $556,366
                                                  ========       ========        ========     ========       ========

  Income before interest and income taxes         $ 31,171       $  7,731        $  5,019     $    552       $ 44,473
  Interest income                                                                                                 498
  Interest expense                                                                                             (2,934)
                                                                                                             --------
  Income before income taxes                                                                                 $ 42,037
                                                                                                             ========
  Total assets                                    $521,508       $173,184        $129,840     $(59,130)      $765,402
                                                  ========       ========        ========     ========       ========

Included in the United States segment for the three- and six-months ended June 30, 2000 was a net gain of $10.2 million ($6.3 million after-tax) principally due to a settlement of a dispute with one of the Company's product liability insurance carriers. Included in the United States segment for the six-months ended June 30, 1999 was a $32 million pre-tax charge related to the disposal of the motor business. See Note H to these consolidated financial statements.

NOTE G - ACQUISITIONS

In January 2000, the Company purchased a 35% interest in Kuang Tai, the leading welding wire producer in the Taiwan and mainland Chinese welding markets, for $16.7 million in cash. The Company accounts for its investment in Kuang Tai under the equity method.

In February 2000, the Company purchased 100% of the Italian-based C.I.F.E. Spa, the market leader in Europe in the production of MIG wire for the arc welding industry. The total cost of this acquisition was $2.5 million, plus debt assumed of $10.1 million, and was accounted for as a purchase.

NOTE H - DISPOSAL OF MOTOR BUSINESS

On May 28, 1999, the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 reflecting the loss on the sale of motor business assets. Sales attributable to the motor business for the two- and five-month periods ended May 28, 1999 were $8.6 million and $21.7 million, respectively. The corresponding operating results were not material.

NOTE I - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, along with its amendments SFAS No. 137 and SFAS No. 138, will become effective for the Company for fiscal year 2001. The Company is evaluating the effect of these Statements on its accounting and reporting policies, but does not presently expect adoption to have a material impact on the Company's consolidated financial statements.

NOTE J - PENDING ACQUISITION

On April 26, 2000, the Company made a recommended cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company, for approximately $716 million in cash (using an estimated exchange rate of $1.52 to (pound)1). The total cost of the transaction, including refinanced debt, is expected to be approximately $1.2 billion and will be financed by committed bank facilities. The Company has ceased dividend payments pursuant to the terms of the new credit agreements until such time that acquisition debt is reduced to appropriate levels. The Company has also suspended its share repurchase program, pending the outcome of the proposed acquisition. The closing date of this transaction, expected to occur during the fourth quarter of 2000, is dependent upon a number of conditions, including regulatory approval.

NOTE K - CONTINGENCIES

The Company is a defendant or co-defendant in nine lawsuits filed in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode. The Company has also been a defendant or co-defendant in 12 other similar cases involving steel-frame buildings in Greater Los Angeles following the Northridge earthquake. Six of those cases were voluntarily dismissed and the Company has settled the six other cases. All settlement costs have been immaterial to the Company's consolidated financial statements.

During the second quarter one of the nine pending lawsuits, WESTSIDE ASSOCIATES V. LINCOLN ELECTRIC, went to trial. This case claimed strict liability, negligent failure to warn, fraud, punitive damages, and an alleged violation of California's Unfair Business Practices Act. During the trial the court dismissed the fraud claim and the claim for punitive damages. The jury returned a verdict in favor of the Company on claims of negligence and strict liability for failure to warn. The plaintiff has stated that it intends to appeal.

One or more of the plaintiffs in the nine pending lawsuits have sought relief in amounts which, if assessed against the Company, could materially affect the Company's results of operations or cash flows in one or more interim or annual periods and which, if unsuccessfully defended against and not adequately covered by insurance, could have a material adverse effect on the Company's financial position. However, the Company believes it has meritorious defenses to these lawsuits and intends to contest them vigorously. Based on the Company's experience to date in litigating these claims, including the defense verdict, the dismissals, and the immaterial settlements referenced above, and the Company's belief that it has applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact on the Company's consolidated financial statements.

The Company is also subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, other product liability claims and health, safety and environmental claims (including claims relating to exposures to welding fumes). The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company's consolidated financial statements. Based on the Company's experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact on the Company's consolidated financial statements.

Part 1 - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three- and six-month periods ended June 30, 2000 and 1999:

                                                         Three months ended June 30,
(dollars in millions)
                                                       2000                      1999
                                                       -----                     ----
                                               Amount       % of Sales    Amount      % of Sales
                                               ------       ----------    ------      ----------
Net sales                                      $ 274.2       100.0%        $273.5       100.0%
Cost of goods sold                               182.2        66.5%         179.9        65.8%
                                               -------      -------        ------      -------
Gross profit                                      92.0        33.5%          93.6        34.2%
Selling, general & administrative expenses        54.4        19.8%          56.9        20.8%
                                               -------      -------        ------      -------
Operating income                                  37.6        13.7%          36.7        13.4%
Interest income                                    0.1         0.0%           0.2         0.1%
Other income                                      10.9         4.0%           1.0         0.3%
Interest expense                                  (2.3)       (0.8%)         (1.5)       (0.5%)
                                               -------      -------        ------      -------
Income before income taxes                        46.3        16.9%          36.4        13.3%
Income taxes                                      16.9         6.2%          13.1         4.8%
                                               -------      -------        ------      -------
Net income                                     $  29.4        10.7%        $ 23.3         8.5%
                                               =======       ======        ======      =======

                                                          Six months ended June 30,
(dollars in millions)
                                                       2000                      1999
                                                       -----                     ----
                                                Amount    % of Sales       Amount    % of Sales
                                               -------    ----------      -------    ----------
Net sales                                       $556.0       100.0%        $556.4       100.0%
Cost of goods sold                               367.9        66.2%         366.3        65.8%
                                               -------      -------       -------      -------
Gross profit                                     188.1        33.8%         190.1        34.2%
Selling, general & administrative expenses       111.1        19.9%         115.4        20.7%
Loss on disposal of motor business                  --           --          32.0         5.8%
                                               -------      -------       -------      -------
Operating income                                  77.0        13.9%          42.7         7.7%
Interest income                                    0.2         0.0%           0.5         0.1%
Other income                                      11.7         2.1%           1.7         0.3%
Interest expense                                  (4.3)       (0.8%)         (2.9)       (0.5%)
                                               -------      -------       -------      -------
Income before income taxes                        84.6        15.2%          42.0         7.6%
Income taxes                                      30.8         5.5%          14.4         2.6%
                                               -------      -------       -------      -------
Net income                                     $  53.8         9.7%        $ 27.6         5.0%
                                               =======      =======        ======      =======

Distribution costs have been reclassified from Selling, general & administrative expenses to Cost of goods sold. All periods presented in this Management's Discussion and Analysis have been restated to reflect this reclassification.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales for the second quarter 2000 were $274.2 million, a 0.3% increase from $273.5 million last year. Net sales last year included $8.6 million in sales from the divested motor business. Excluding these sales from the prior year, continuing business sales increased $9.3 million or 3.5%. The U.S. operations had net sales of $181 million for the quarter, down 2.8% from $186.3 million for the second quarter last year. Excluding sales of the divested motor business, U.S. sales in the second quarter 1999 would have been $177.7 million, a year-over-year increase of 1.9%. The rate of U.S. sales growth has slowed in the second quarter due to the softening of the industrial market sector. Export sales from the U.S. were $15.8 million, up $0.8 million or 5.3% from last year. Non-U.S. sales increased 6.9% to $93.2 million in the second quarter 2000, compared with $87.2 million last year. The U.S. dollar continued to strengthen during the second quarter 2000, which negatively impacted non-U.S. sales, mainly in Europe. In local currencies, European sales increased

14.8% from last year. The February 2000 acquisition of C.I.F.E. Spa in Italy has contributed to the European sales increase. Sales in the rest of the world increased 10.4% as volume in Asia and Canada improved.

GROSS PROFIT. Gross profit slipped 1.7% to $92 million for the second quarter 2000 compared with $93.6 million last year. Gross profit as a percentage of net sales declined 0.7% to 33.5%. Excluding the results of the motor business from the prior year, gross profit margins in the U.S. declined slightly due to unfavorable manufacturing variances. Non-U.S. gross margins were down year-over-year due to a change in sales mix to lower margin products and competitive pricing pressures.

SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $2.5 million or 4.4% to $54.4 million for the second quarter 2000, compared with $56.9 million for 1999. SG&A expense as a percentage of net sales declined to 19.8% from 20.8% in the 1999 period. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The reduction in SG&A expenses were due to planned reductions in administrative costs, reduced bonus expense and increased foreign currency transaction gains. Expected bonus costs are accrued in proportion to profitability. Reduced bonus costs are due to lower achievement versus pre-bonus profitability objectives. The final 2000 bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

OTHER INCOME. Other income for the second quarter 2000 includes a $10.2 million gain ($6.3 million after-tax), principally related to proceeds received in settlement of a dispute with one of the Company's product liability insurance carriers.

INTEREST EXPENSE. Interest expense of $2.3 million in the second quarter 2000 increased more than 50% from $1.5 million for the same period last year. The increase in interest expense corresponded to higher debt levels to fund the share repurchase program and the acquisitions of C.I.F.E. Spa and a 35% stake in Kuang Tai during the first quarter of 2000.

INCOME TAXES. Income taxes for the second quarter 2000 were $16.9 million on income before income taxes of $46.3 million, an effective rate of 36.5%, as compared with income taxes of $13.1 million on income before income taxes of $36.4 million, or an effective rate of 35.8% for the same period in 1999. The higher effective income tax rate is due to greater operating losses at non-U.S. subsidiaries in the current year with no tax benefit.

NET INCOME. Net income for the second quarter 2000 increased 25.8% to $29.4 million from $23.3 million last year. Diluted earnings per share for 2000 increased to $0.69 per share from $0.51 per share in 1999. Excluding the net gain described above, net income for the second quarter 2000 would have been $23.1 million, or $0.54 per diluted share. The effect of foreign currency exchange rate movements on net income was not significant.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales for the first half of 2000 were $556 million, a $0.4 million decrease from last year. Included in net sales last year were $21.7 million in sales from the divested motor business. Excluding these sales from the prior year, continuing business sales increased $21.3 million or 4.0%. Net sales for the U.S. operations were $373.2 million for the period, down 2.0% from $381 million last year. Excluding sales of the divested motor business, U.S. sales in the first half of 1999 would have been $359.3 million, resulting in continuing businesses increasing 3.9%. Higher demand during the first quarter of 2000 drove the increase. However, U.S. sales growth slowed during the second quarter of 2000 due to the softening of the industrial market sector. Export sales from the U.S. were $31 million, down $1.2 million or 3.7% from last year. U.S. exports have been negatively impacted by the strengthening of the U.S. dollar. Non-U.S. sales increased 4.2% to $182.8 million in the first half of 2000, compared with $175.4 million last year. The strengthening of the U.S. dollar during the first half of 2000 negatively impacted non-U.S. sales, most significantly in Europe. In local currencies, European sales increased 12.1% from last year. The February 2000 acquisition of C.I.F.E. Spa in Italy has contributed to the European sales increase. Sales in the rest of the world increased 8.7% as sales volumes increase in Asia, Canada and Mexico from the additional manufacturing capacity added during the last two years.

GROSS PROFIT. Gross profit declined 1.1% to $188.1 million for the first half of 2000 compared with $190.1 million last year. Gross profit as a percentage of net sales dropped 0.4% to 33.8%. Excluding the results of the motor business, U.S. gross profit margins declined slightly due to unfavorable manufacturing variances. Non-U.S. gross margins were down year-over-year due to a change in sales mix to lower margin products, competitive pricing pressures and rising raw materials cost.

SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $4.3 million or 3.7% to $111.1 million for the first half of 2000, compared with $115.4 million for 1999. SG&A expense as a percentage of net sales declined to 19.9% from 20.7% in the 1999 period. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The reduction in SG&A expenses were due to planned reductions in administrative and research and development costs, reduced bonus costs and increased foreign currency transaction gains. Expected bonus costs are accrued in proportion to profitability. Reduced bonus costs are due to lower achievement versus pre-bonus profitability objectives. The final 2000 bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

LOSS ON DISPOSAL OF MOTOR BUSINESS. On May 28, 1999, the Company sold its motor business. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.42 per diluted share) in the first quarter of 1999 reflecting the loss on the sale of its motor business assets. Sales of the motor business for the five-month period ended May 28, 1999 were $21.7 million. The corresponding operating results were not material.

OTHER INCOME. Other income for the first half of 2000 includes a $10.2 million gain ($6.3 million after-tax), principally related to proceeds received in settlement of a dispute with one of the Company's product liability insurance carriers.

INTEREST EXPENSE. Interest expense increased 47.7% to $4.3 million in 2000 compared with $2.9 million for the same period last year. The increase in interest expense was the result of higher borrowings to fund the share repurchase program and the acquisitions of C.I.F.E. Spa and a 35% interest in Kuang Tai.

INCOME TAXES. Income taxes for the first half of 2000 were $30.8 million on income before income taxes of $84.6 million, an effective rate of 36.5%, as compared with income taxes of $14.4 million on income before income taxes of $42 million, or an effective rate of 34.2% for the same period in 1999. Excluding the charge for the disposal of the motor business, the effective income tax rate would have been 36.0% for the first half of 1999.

NET INCOME. Net income for the first six months of 2000 increased 94.5% to $53.8 million from $27.6 million last year. Excluding the gain on the insurance settlement from 2000 and the charge for the motor disposal from 1999, net income would have been $47.5 million and $47.3 million in 2000 and 1999, respectively; diluted earnings per share would have increased to $1.10 per share in 2000 from $1.02 per share in 1999. The effect of foreign currency exchange rate movements on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities for the six months ended June 30, 2000 was $86.5 million compared with $53 million for 1999. Higher cash flow from operations is due to improvements in working capital management, principally inventory and the timing of income tax payments.

The Company's ratio of total debt to total capitalization increased to 19.3% at June 30, 2000 from 14.3% at December 31, 1999. Additional debt was accumulated during the first quarter of 2000 to fund share repurchases, an equity investment and acquisitions. At the end of the second quarter 2000, the Company received proceeds of a settlement related to a legal dispute with one of its product liability insurance carriers. These proceeds were used to pay down short-term and long-term borrowings. During the first half of 2000, the Company purchased 2,178,130 shares of its common stock at a cost of $42.2 million. Since the share repurchase program was first begun in September 1998, the Company has purchased a total of 7,125,380 shares of its common stock on the open market at a cost of $143.1 million through April 2000. On May 2, 2000, the share repurchase program was suspended, pending the outcome of the proposed acquisition of Charter plc.

Capital expenditures during the first half of 2000 decreased significantly from $42.2 million in 1999, to $18.3 million in 2000. The decline was largely related to spending on information systems in the U.S. and Europe in 1999 that did not recur in 2000. During the first half of 2000, the Company acquired a 35% interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.7 million and 100% of C.I.F.E. Spa, an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $10.1 million.

The Company paid cash dividends of $12.2 million or $0.28 per share during the first six months of 2000, a 8.7% increase over the $11.2 million paid in the first half of 1999.

The quarterly dividend of $0.14 per share was paid on July 14, 2000, to holders of record on June 30, 2000. This was the final dividend payment since the Company announced the indefinite suspension of dividends as part of the financing arrangements related to the pending acquisition of Charter plc.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

- Business Acquisition. The Company currently plans to complete its acquisition of the shares of Charter plc during the fourth quarter of 2000. While management believes the acquisition presents an excellent strategic business opportunity, there is also a significant degree of uncertainty involved in major acquisitions, particularly given that Charter plc holds two principal business units: the ESAB welding and cutting business, and the Howden industrial fan business. The Company expects to dedicate significant resources towards a successful acquisition. To finance the acquisition, the Company will initially be highly leveraged and there are restrictions in the applicable credit agreements on uses of cash for capital spending and shareholder dividends.

- Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See "Item 3. Legal Proceedings" within the Company's annual report on Form 10-K for the year-ended December 31, 1999, as well as the update in this report. See also Note K to the consolidated financial statements for the year-ended December 31, 1999 and in this report.

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

- Cyclicality and Maturity of the Welding Industry. The United States arc welding industry is both mature and cyclical. The growth of the domestic arc welding industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding products in the Company's largest market.

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

Part II - Other Information

Item 1.  Legal Proceedings

As previously reported, the Company is a defendant or co-defendant in nine lawsuits filed in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases generally include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode.

During the second quarter one of the nine pending lawsuits, WESTSIDE ASSOCIATES V. LINCOLN ELECTRIC, went to trial. This case claimed strict liability, negligent failure to warn, fraud, punitive damages, and an alleged violation of California's Unfair Business Practices Act. During the trial the court dismissed the fraud claim and the claim for punitive damages. The jury returned a verdict in favor of the Company on claims of negligence and strict liability for failure to warn. The plaintiff has stated that it intends to appeal.

On June 30, 2000, the Company settled its previously reported dispute with St. Paul Fire and Marine Insurance Company relating to occurrence-based policies sold to the Company prior to 1985 and their applicability to welding fume cases. The settlement included a lump sum payment for past misallocation and also provides the Company with ongoing support for defense and indemnity relating to current and future liability cases.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Lincoln Electric Holdings, Inc. ("Lincoln") was held on May 2, 2000.
(b)      No response is required.
(c)      The following matters were voted upon by security holders:

                  (I) ELECTION OF DIRECTORS. The shareholders voted in favor of electing the following persons as Directors of Lincoln for terms ending in 2003:

                                                                   Votes
                                                   Votes for      Against
                                                   ----------     -------
                           David C. Lincoln        22,708,979     332,327
                           Henry L. Meyer III      22,701,974     319,332
                           Frank L. Steingass      22,728,944     312,362
                           John M. Stropki, Jr.    22,757,904     283,402

(ii) AMENDMENTS TO THE COMPANY'S CODE OF REGULATIONS. The shareholders approved amendments to the following provisions of the Company's Code of Regulations:

         - Article II, Paragraph 3 - to permit notice of shareholder meetings to be given by any means allowed by Ohio law;

         - Article II, Paragraph 5 - to permit proxies to be voted by any means allowed by Ohio law; and

         - Article VI, Paragraph 1 - to permit the Directors to create Committees as allowed by Ohio law.

                  Votes For                                    18,123,395
                  Votes Against                                   608,585
                  Shares Abstain                                  112,008

(iii) STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. The shareholders ratified the adoption of the Stock Option Plan for Non-Employee Directors (the "Plan"), which allows for the grant of stock options for the purchase of up to an aggregate of 500,000 Common Shares. The Plan replaced the Non-Employee Directors' Restricted Stock Plan, which was terminated.

                  Votes For                                    21,321,967
                  Votes Against                                 1,671,981
                  Shares Abstain                                   47,358

(iv) APPOINTMENT OF INDEPENDENT AUDITORS. The shareholders ratified the appointment of the firm of Ernst & Young as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 2000.

                   Votes For                                    22,998,767
                   Votes Against                                    25,199
                   Shares Abstain                                   27,370

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit No. 10 (p) - Amended and Restated Credit and Guaranty Agreement dated as of July 20, 2000 among Lincoln Electric Holdings, Inc., the Lincoln Electric Company, certain subsidiaries of Lincoln Electric Holdings, Inc., Lincoln Electric Global Limited, the lenders listed therein, Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc. and Morgan Guaranty Trust Company of New York.
         Exhibit No. 10 (q) - Bridge Loan Agreement dated as of April 25, 2000 among Lincoln Electric Holdings, Inc., J.P. Morgan Ventures Corporation and Credit Suisse First Boston Corporation.
         Exhibit No. 10 (r) - Amendment Number One to the Bridge Loan Agreement dated July 20, 2000 by and among Lincoln Electric Holdings, Inc., J.P. Morgan Ventures Corporation and Credit Suisse First Boston Corporation. Exhibit No. 27 - Financial Data Schedule.

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

August 14, 2000