Form 10-Q
period 2000-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2000-11-14
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the nine months ended September 30, 2000          Commission File No. 0-1402

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

                  Yes   [X]     No  [ ]

The number of shares outstanding of the issuer's class of common stock as of September 30, 2000 was 42,329,824.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands of dollars, except per share data)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                           -------------                       -------------
                                                      2000              1999              2000             1999
                                                   ---------         ---------         ---------         ---------


Net sales                                          $ 251,198         $ 265,937         $ 807,240         $ 822,303
Cost of goods sold                                   170,047           174,704           538,001           540,915
                                                   ---------         ---------         ---------         ---------
Gross profit                                          81,151            91,233           269,239           281,388
Selling, general & administrative expenses            50,616            54,131           161,668           169,521
Loss on disposal of motor business                      --                --                --              32,015
                                                   ---------         ---------         ---------         ---------
Operating income                                      30,535            37,102           107,571            79,852
Other income / (expense):
     Interest income                                     162               419               426               917
     Other (expense) income                           (4,157)              190             7,517             1,913
     Interest expense                                 (1,858)           (1,300)           (6,191)           (4,234)
                                                   ---------         ---------         ---------         ---------
Total other income / (expense)                        (5,853)             (691)            1,752            (1,404)
                                                   ---------         ---------         ---------         ---------
Income before income taxes                            24,682            36,411           109,323            78,448
Income taxes                                           9,007            13,108            39,892            27,503
                                                   ---------         ---------         ---------         ---------
Net income                                         $  15,675         $  23,303         $  69,431         $  50,945
                                                   =========         =========         =========         =========

Basic earnings per share                           $    0.37         $    0.52         $    1.62         $    1.11
Diluted earnings per share                         $    0.37         $    0.51         $    1.62         $    1.11

Cash dividends declared per share                  $    0.00         $    0.12         $    0.28         $    0.36



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands of dollars)


                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2000              1999
                                                                                      ----------       ----------
                                                                                     (UNAUDITED)        (NOTE A)
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                         $ 14,144          $  8,675
     Accounts receivable (less allowances of $3,408 in 2000; $3,687 in 1999)            159,057           169,986
     Inventories:
       Raw materials and in-process                                                      77,678            82,451
       Finished goods                                                                   104,093           109,161
                                                                                       --------          --------
                                                                                        181,771           191,612

     Deferred income taxes                                                               20,238            23,311
     Other current assets                                                                44,699            33,011
                                                                                       --------          --------
   TOTAL CURRENT ASSETS                                                                 419,909           426,595

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                  11,759            11,050
   Buildings                                                                            127,004           119,519
   Machinery, tools and equipment                                                       415,174           419,831
                                                                                       --------          --------
                                                                                        553,937           550,400
   Less:  accumulated depreciation and amortization                                     284,025           279,610
                                                                                       --------          --------
                                                                                        269,912           270,790

OTHER ASSETS

   Goodwill - net                                                                        40,138            33,263
   Other                                                                                 58,099            44,751
                                                                                       --------          --------
                                                                                         98,237            78,014
                                                                                       --------          --------

TOTAL ASSETS                                                                           $788,058          $775,399
                                                                                       ========          ========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands of dollars, except share data)



                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                               2000               1999
                                                                                            ---------          ---------
                                                                                           (UNAUDITED)          (NOTE A)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable to banks                                                                 $  19,342          $  16,425
     Trade accounts payable                                                                    53,531             64,482
     Accrued employee compensation and benefits                                                67,522             32,326
     Accrued expenses                                                                          14,407             15,202
     Taxes, including income taxes                                                             41,609             41,326
     Dividend payable                                                                            --                6,228
     Other current liabilities                                                                 25,165             28,882
     Current portion of long-term debt                                                         13,129             11,503
                                                                                            ---------          ---------
TOTAL CURRENT LIABILITIES                                                                     234,705            216,374

Long-term debt, less current portion                                                           48,076             47,207
Deferred income taxes                                                                          27,700             28,771
Other long-term liabilities                                                                    30,221             31,532

SHAREHOLDERS' EQUITY
   Preferred Shares, without par value - at stated capital amount:
       Authorized - 5,000,000 shares in 2000 and 1999;
       Issued and Outstanding - none in 2000 and 1999                                            --                 --
   Common Shares, without par value - at stated capital amount:
       Authorized - 120,000,000 shares in 2000 and 1999; Issued - 49,283,203 shares in 2000 and 49,283,950 in 1999;
       Outstanding - 42,329,824 shares in 2000 and 44,483,366 shares in 1999                    4,928              4,928
   Additional paid-in capital                                                                 104,894            104,891
   Retained earnings                                                                          540,921            483,463
   Accumulated other comprehensive income                                                     (63,402)           (43,524)
   Treasury shares, at cost - 6,953,379 shares in 2000 and 4,800,584 shares
     in 1999                                                                                 (139,985)           (98,243)
                                                                                            ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                                                                    447,356            451,515
                                                                                            ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 788,058          $ 775,399
                                                                                            =========          =========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands of dollars)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                       2000                 1999
                                                                                    ---------            ---------
OPERATING ACTIVITIES
Net income                                                                          $  69,431            $  50,945
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     26,111               21,087
     (Gain) loss on disposal of fixed assets and motor business                          (955)              31,373
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable                                                 (143)             (21,477)
       Decrease (increase) in inventories                                               7,165              (22,358)
       (Increase) in other current assets                                             (12,143)              (4,614)
       (Decrease) increase in accounts payable                                        (13,202)                 259
       Increase in other current liabilities                                           37,434               34,757
       Gross change in other non-current assets and liabilities                         1,755                7,818
       Other - net                                                                      5,786               (2,946)
                                                                                    ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             121,239               94,844

INVESTING ACTIVITIES
   Capital expenditures                                                               (25,212)             (57,265)
   Acquisitions of businesses and equity investment                                   (19,258)                --
   Proceeds from sale of fixed assets and motor business                                1,621               35,712
   Other                                                                                  363                  162
                                                                                    ---------            ---------
NET CASH (USED) BY INVESTING ACTIVITIES                                               (42,486)             (21,391)

FINANCING ACTIVITIES
   Proceeds from short-term borrowings                                                 34,760              111,845
   Payments on short-term borrowings                                                  (36,749)            (108,444)
   Notes payable to banks - net                                                         5,952                  290
   Proceeds from long-term borrowings                                                  54,294               34,872
   Payments on long-term borrowings                                                   (70,127)             (36,206)
   Purchase of shares for treasury                                                    (41,741)             (62,211)
   Cash dividends paid                                                                (18,108)             (16,647)
   Other                                                                                  (94)                (494)
                                                                                    ---------            ---------
NET CASH (USED) BY FINANCING ACTIVITIES                                               (71,813)             (76,995)

Effect of exchange rate changes on cash and cash equivalents                           (1,471)              (1,528)
                                                                                    ---------            ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        5,469               (5,070)
Cash and cash equivalents at beginning of period                                        8,675               39,095
                                                                                    ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  14,144            $  34,025
                                                                                    =========            =========



See notes to these consolidated financial statements.

                         LINCOLN ELECTRIC HOLDINGS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

NOTE B - EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)               Three months ended             Nine months ended
                                                                          ------------------             -----------------
                                                                             September 30,                   September 30,
                                                                             -------------                   -------------
                                                                         2000           1999             2000           1999
                                                                       -------         -------         -------         -------
Numerator:
   Net income                                                          $15,675         $23,303         $69,431         $50,945
                                                                       =======         =======         =======         =======
Denominator:
   Denominator for basic earnings per share -
      Weighted-average shares outstanding                               42,330          45,218          42,784          45,693
   Effect of dilutive securities -
      Employee stock options                                                15             101              31             124
                                                                       -------         -------         -------         -------
   Denominator for diluted earnings per share -
      Adjusted weighted-average shares outstanding                      42,345          45,319          42,815          45,817
                                                                       =======         =======         =======         =======

Basic earnings per share                                               $  0.37         $  0.52         $  1.62         $  1.11
Diluted earnings per share                                             $  0.37         $  0.51         $  1.62         $  1.11

NOTE C - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                         Three months ended                Nine months ended
                                                         ------------------                -----------------
                                                            September 30,                     September 30,
                                                            -------------                     -------------
(Dollars in thousands)                                 2000              1999            2000               1999
                                                    --------          --------         --------          --------
Net income                                          $ 15,675          $ 23,303         $ 69,431          $ 50,945
Other comprehensive income:
    Change in currency translation adjustment         (9,394)            1,706          (19,878)           (9,415)
                                                    --------          --------         --------          --------
Comprehensive income                                $  6,281          $ 25,009         $ 49,553          $ 41,530
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

NOTE E - ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at September 30, 2000 include provisions for year-end bonuses and related payroll taxes of approximately $45 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F - SEGMENT INFORMATION

(Dollars in thousands)                               United                         Other
                                                     States          Europe       Countries    Eliminations   Consolidated
                                                   ---------       ---------      ---------    ------------   ------------

Three months ended September 30, 2000:
  Net sales to unaffiliated customers              $ 167,394       $  41,417      $  42,387      $    --         $ 251,198
  Inter-segment sales                                 15,356           2,688          5,655        (23,699)           --
                                                   ---------       ---------      ---------      ---------       ---------
         Total                                     $ 182,750       $  44,105      $  48,042      $ (23,699)      $ 251,198
                                                   =========       =========      =========      =========       =========

  Income before interest and income taxes          $  23,341       $     107      $   2,701      $     229       $  26,378
  Interest income                                                                                                      162
  Interest expense                                                                                                  (1,858)
                                                                                                                 ---------
  Income before income taxes                                                                                     $  24,682
                                                                                                                 =========

Three months ended September 30, 1999:
  Net sales to unaffiliated customers              $ 183,476       $  45,148      $  37,313      $    --         $ 265,937
  Inter-segment sales                                 13,614           2,589          3,846        (20,049)           --
                                                   ---------       ---------      ---------      ---------       ---------
         Total                                     $ 197,090       $  47,737      $  41,159      $ (20,049)      $ 265,937
                                                   =========       =========      =========      =========       =========

  Income before interest and income taxes          $  32,846       $   2,242      $   1,524      $     680       $  37,292
  Interest income                                                                                                      419
  Interest expense                                                                                                  (1,300)
                                                                                                                 ---------
  Income before income taxes                                                                                     $  36,411
                                                                                                                 =========


(Dollars in thousands)                                 United                         Other
                                                       States          Europe       Countries    Eliminations   Consolidated
                                                     ---------       ---------      ---------    ------------   ------------

Nine months ended September 30, 2000:
  Net sales to unaffiliated customers                $ 540,641       $ 139,516      $ 127,083      $    --         $ 807,240
  Inter-segment sales                                   50,012          10,053         16,675        (76,740)           --
                                                     ---------       ---------      ---------      ---------       ---------
         Total                                       $ 590,653       $ 149,569      $ 143,758      $ (76,740)      $ 807,240
                                                     =========       =========      =========      =========       =========

  Income before interest and income taxes            $ 100,250       $   7,188      $   7,421      $     229       $ 115,088
  Interest income                                                                                                        426
  Interest expense                                                                                                    (6,191)
                                                                                                                   ---------
  Income before income taxes                                                                                       $ 109,323
                                                                                                                   =========

  Total assets                                       $ 524,272       $ 171,668      $ 157,335      $ (65,217)      $ 788,058
                                                     =========       =========      =========      =========       =========

Nine months ended September 30, 1999:
  Net sales to unaffiliated customers                $ 564,510       $ 142,562      $ 115,231      $    --         $ 822,303
  Inter-segment sales                                   44,988           6,665         11,864        (63,517)           --
                                                     ---------       ---------      ---------      ---------       ---------
         Total                                       $ 609,498       $ 149,227      $ 127,095      $ (63,517)      $ 822,303
                                                     =========       =========      =========      =========       =========

  Income before interest and income taxes            $  64,017       $   9,973      $   6,543      $   1,232       $  81,765
  Interest income                                                                                                        917
  Interest expense                                                                                                    (4,234)
                                                                                                                   ---------
  Income before income taxes                                                                                       $  78,448
                                                                                                                   =========

  Total assets                                       $ 556,670       $ 177,317      $ 130,633      $ (64,302)      $ 800,318
                                                     =========       =========      =========      =========       =========

Included in the United States segment for the three months ended September 30, 2000 was a net charge of $4.4 million ($2.8 million after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter bid (see Note J). The nine-months ended September 30, 2000 included a net gain of $5.8 million ($3.5 million after-tax) reflecting proceeds from settlement of a dispute with one of the Company's product liability insurance carriers, offset by costs of foreign currency options purchased in connection with the lapsed Charter bid. Included in the United States segment for the nine-months ended September 30, 1999 was a $32 million pre-tax charge related to the disposal of the motor business (see Note H).

NOTE G - ACQUISITIONS

In January 2000, the Company purchased a 35% interest in Kuang Tai, the leading welding wire producer in the Taiwan and Mainland China welding markets, for $16.7 million in cash. The Company accounts for its investment in Kuang Tai under the equity method.

In February 2000, the Company purchased 100% of the Italian-based C.I.F.E. Spa, the market leader in Europe in the production of MIG wire for the arc welding industry. The total cost of this acquisition was $2.5 million, plus debt assumed of $10.1 million, and was accounted for as a purchase.

NOTE H - DISPOSAL OF MOTOR BUSINESS

On May 28, 1999, the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32 million ($19.7 million after-tax, or $0.43 per diluted share on a year-to-date basis) in the first quarter of 1999 reflecting the loss on the sale of motor business assets. Sales attributable to the motor business for the five-month period ended May 28, 1999 were $21.7 million. The corresponding operating results were not material.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which applies generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 will become effective for the Company as of the fourth quarter of 2000. The Company has evaluated the impact of this statement on the Company's financial statements and the adoption of SAB No. 101 will not have a material effect on the Company's consolidated financial statements.

NOTE J - SUBSEQUENT EVENT

On October 20, 2000, the Company's offer to purchase Charter plc, a British industrial holding company, lapsed. Therefore, the acquisition will not be completed. As a result, the Company will take additional after-tax charges of approximately $17 million during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid. In connection with the acquisition process, the Company had ceased dividend payments and also suspended its share repurchase program. Payment of dividends and the appropriateness of share repurchases will be considered in the ordinary course of business by the Board of Directors during the fourth quarter of 2000.

NOTE K - CONTINGENCIES

The Company is defendant or co-defendant in five lawsuits filed in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode. The Company has also been a defendant or co-defendant in 16 other similar cases involving steel-frame buildings in Greater Los Angeles following the Northridge earthquake. Nine of those cases were voluntarily dismissed, six other cases were settled, and one case was tried to a jury, resulting in a verdict in favor of the Company. All settlement costs have been immaterial to the Company's consolidated financial statements.

One or more of the plaintiffs in the five pending lawsuits have sought relief in amounts which, if assessed against the Company, could materially affect the Company's results of operations or cash flows in one or more interim or annual periods and which, if unsuccessfully defended against and not adequately covered by insurance, could have a material adverse effect on the Company's financial position. However, the Company believes it has meritorious defenses to these lawsuits and intends to contest them vigorously. Based on the Company's experience to date in litigating these claims, including the defense verdict, the dismissals, and the immaterial settlements referenced above, and the Company's belief that is has applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact on the Company's consolidated financial statements.

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

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the three- and nine-month periods ended September 30, 2000 and 1999:


(dollars in millions)                                 Three months ended September 30,
                                                         2000                    1999
                                                --------------------      --------------------
                                                Amount    % of Sales      Amount    % of Sales
                                                ------    ----------      ------    ----------

Net sales                                       $251.2       100.0%        $265.9       100.0%
Cost of goods sold                               170.1        67.7%         174.7        65.7%
                                                ------       ------        ------       ------
Gross profit                                      81.1        32.3%          91.2        34.3%
Selling, general & administrative expenses        50.6        20.1%          54.1        20.3%
                                                ------       ------        ------       ------
Operating income                                  30.5        12.2%          37.1        14.0%
Interest income                                    0.2         0.1%           0.4         0.1%
Other income                                      (4.1)       (1.7%)          0.2         0.1%
Interest expense                                  (1.9)       (0.8%)         (1.3)       (0.5%)
                                                ------       ------        ------       ------
Income before income taxes                        24.7         9.8%          36.4        13.7%
Income taxes                                       9.0         3.5%          13.1         4.9%
                                                ------       ------        ------       ------
Net income                                      $ 15.7         6.3%        $ 23.3         8.8%
                                                ======       ======        ======       ======


(dollars in millions)                                  Nine months ended September 30,
                                                         2000                      1999
                                                --------------------      --------------------
                                                Amount    % of Sales      Amount    % of Sales
                                                ------    ----------      ------    ----------

Net sales                                      $ 807.2       100.0%        $822.3       100.0%
Cost of goods sold                               538.0        66.7%         541.0        65.8%
                                               -------       ------        ------       ------
Gross profit                                     269.2        33.3%         281.3        34.2%
Selling, general & administrative expenses       161.6        20.0%         169.5        20.6%
Loss on disposal of motor business                  --          --           32.0         3.9%
                                               -------       ------        ------       ------
Operating income                                 107.6        13.3%          79.8         9.7%
Interest income                                    0.4         0.1%           0.9         0.1%
Other income                                       7.5         0.9%           1.9         0.2%
Interest expense                                  (6.2)       (0.8%)         (4.2)       (0.5%)
                                               -------       ------        ------       ------
Income before income taxes                       109.3        13.5%          78.4         9.5%
Income taxes                                      39.9         4.9%          27.5         3.3%
                                               -------       ------        ------       ------
Net income                                     $  69.4         8.6%        $ 50.9         6.2%
                                               =======      =======        ======       ======

Distribution costs have been reclassified from Selling, general & administrative expenses to Cost of goods sold. 1999 data presented in this Management's Discussion and Analysis has been restated to reflect this reclassification.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales for the third quarter 2000 were $251.2 million, a decline of 5.5% from $265.9 million last year. The U.S. operations had net sales of $167.4 million for the quarter, a decrease of 8.8% from $183.5 million for the third quarter last year. This decline was due to lower demand from industrial customers and distributors. Export sales from the U.S. were $15.8 million, a decrease of $1.4 million or 8.1% from last year. Non-U.S. sales increased 1.7% to $83.8 million in the third quarter 2000, from $82.4 million last year. The strengthening of the U.S. dollar, particularly against the Euro, continued to negatively impact non-U.S. sales during the third quarter 2000. In local currencies, European sales increased 7.5% over last year. The February 2000 acquisition of C.I.F.E. Spa in Italy has contributed to the European sales increase. Sales in the rest of the world increased 13.6% as volume in Asia, Latin America and Canada improved from the addition of new manufacturing capacity over the last two years.

GROSS PROFIT. Gross profit declined 11.1% to $81.1 million for the third quarter 2000 compared with $91.2 million last year. Gross profit as a percentage of net sales decreased 2.0% to 32.3%. Gross profit margins in the U.S. declined slightly due to under-recovered overhead from the low sales volumes and reduced production. Non-U.S. gross margins were down year-over-year due to a change in sales mix to lower margin products, competitive pricing pressures and lower plant utilization in Europe.

SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $3.5 million or 6.5% to $50.6 million for the third quarter 2000, compared with $54.1 million for 1999. SG&A expense as a percentage of net sales declined to 20.1% from 20.3% in the 1999 period. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The reduction in SG&A expenses were due to continuing expense reduction efforts and reduced bonus expense offset somewhat by increased foreign currency transaction losses. Expected bonus costs are accrued in proportion to profitability. Reduced bonus costs are due to lower achievement versus pre-bonus profitability objectives. The final 2000 bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

OTHER INCOME. Other income for the third quarter 2000 included a net $4.4 million charge ($2.8 million after-tax), principally related to costs of foreign currency options purchased in connection with the lapsed Charter bid.

INTEREST EXPENSE. Interest expense of $1.9 million in the third quarter 2000 increased from $1.3 million for the same period last year. The increase in interest expense corresponded to higher debt levels incurred earlier in 2000 to fund share repurchases through April and the acquisitions of C.I.F.E. Spa and a 35% stake in Kuang Tai during the first quarter of 2000.

INCOME TAXES. Income taxes for the third quarter 2000 were $9.0 million on income before income taxes of $24.7 million, an effective rate of 36.5%, as compared with income taxes of $13.1 million on income before income taxes of $36.4 million, or an effective rate of 36.0% for the same period in 1999.

NET INCOME. Net income for the third quarter 2000 decreased 32.6% to $15.7 million from $23.3 million last year. Diluted earnings per share for 2000 declined to $0.37 per share from $0.51 per share in 1999. Excluding the net charges from other income as described above, net income for the third quarter 2000 would have been $18.5 million, or $0.44 per diluted share. The effect of foreign currency exchange rate movements on net income was not material.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales for the first nine months of 2000 were $807.2 million, a $15.1 million decrease from the prior year. Included in net sales last year were $21.7 million in sales from the divested motor business. Excluding these sales from the prior year, continuing business sales increased $6.7 million or 0.8%. Net sales for the U.S. operations were $540.6 million for the period, down 4.2% from $564.5 million last year. Excluding sales of the divested motor business, U.S. sales in the first nine months of 1999 would have been $542.7 million, resulting in continuing businesses declining 0.4%. Market growth experienced during the first quarter has decreased as industrial customer and distributor demand has slowed due to market softness. Export sales from the U.S. were $46.8 million, down $2.6 million or 5.3% from last year. U.S. exports have been negatively impacted by the strengthening of the U.S. dollar and the shifting of product sourcing of Latin American customers to other Company locations outside the U.S. The Company's non-U.S. sales increased 3.4% to $266.6 million in the first nine months of 2000, compared with $257.8 million last year. The strengthening of the U.S. dollar during the first nine months of 2000 negatively impacted non-U.S. sales, mostly in Europe. In local currencies, European sales increased 10.6% from last year. The February 2000 acquisition of C.I.F.E. Spa in Italy was the principal factor in the European sales increase. Sales in the rest of the world increased 10.3% (11.5% in local currencies). Manufacturing capacity expansion in Canada, Mexico and Asia have positively impacted sales for 2000.

GROSS PROFIT. Gross profit declined 4.3% to $269.2 million for the first nine months of 2000 compared with $281.3 million last year. Gross profit as a percentage of net sales dropped 0.9% from the prior year to 33.3% in 2000. Excluding the results of the motor business, U.S. gross profit margins declined slightly due to unfavorable manufacturing variances caused by lower plant utilization. Non-U.S. gross margins were also down year-over-year because of lower plant utilization, competitive pricing pressures in developing markets and rising raw materials cost.

SELLING, GENERAL & ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses declined $7.9 million or 4.7% to $161.6 million for the first nine months of 2000, compared with $169.5 million for 1999. SG&A expense as a percentage of net sales improved to 20.0% from 20.6% in the 1999 period. SG&A expenses include costs related to the Company's discretionary year-end employee bonus program, net of hospitalization costs. The reduction in SG&A expenses were due to planned reductions in selling, marketing and administrative costs and reduced bonus costs. Expected bonus costs are accrued in proportion to profitability. Reduced bonus costs are due to lower achievement versus pre-bonus profitability objectives. The final 2000 bonus payout will be subject to approval by the Company's Board of Directors during the fourth quarter.

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

OTHER INCOME. Other income for the nine months of 2000 includes a $5.8 million gain ($3.5 million after-tax), related to proceeds received in settlement of a dispute with one of the Company's product liability insurance carriers net of charges related to the cost of foreign currency options purchased in connection with the lapsed Charter bid.

INTEREST EXPENSE. Interest expense increased 47.6% to $6.2 million in 2000 compared with $4.2 million for the same period last year. The increase in interest expense was the result of higher borrowings incurred earlier in 2000 to fund the share repurchase program and the acquisitions of C.I.F.E. Spa and a 35% interest in Kuang Tai.

INCOME TAXES. Income taxes for the first nine months of 2000 were $39.9 million on income before income taxes of $109.3 million, an effective rate of 36.5%, as compared with income taxes of $27.5 million on income before income taxes of $78.4 million, or an effective rate of 35.1% for the same period in 1999. Excluding the charge for the disposal of the motor business, the effective income tax rate would have been 36.0% for the first nine months of 1999.

NET INCOME. Net income for the first nine months of 2000 increased 36.3% to $69.4 million from $50.9 million last year. Excluding non-recurring items from 2000 and the charge for the motor disposal from 1999, net income would have been $65.9 million in 2000 and $70.6 million in 1999 and diluted earnings per share would have been flat between 2000 and 1999 at $1.54 per share. The effect of foreign currency exchange rate movements on net income was not material.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities for the nine months ended September 30, 2000 improved 27.8% to $121.2 million compared with $94.8 million in 1999. Higher cash flow from operations is due to improvements in inventory and receivables management, the timing of income tax payments and the proceeds from an insurance settlement.

The Company's ratio of total debt to total capitalization increased to 15.3% at September 30, 2000 from 14.3% at December 31, 1999. Additional debt was accumulated during the first quarter of 2000 to fund share repurchases, an equity investment and an acquisition. At the end of the second quarter 2000, the Company received proceeds of a settlement related to a legal dispute with one of its product liability insurance carriers. These proceeds were used to pay down short-term and long-term borrowings. During the first nine months of 2000, the Company purchased 2,178,130 shares of its common stock at a cost of $42.2 million. Since the share repurchase program was first begun in September 1998, the Company has purchased a total of 7,125,380 shares of its common stock on the open market at a cost of $143.1 million through April 2000. On May 2, 2000, the share repurchase program was suspended, pending the outcome of the proposed acquisition of Charter plc.

Capital expenditures during the first nine months of 2000 decreased significantly from $57.3 million through September 1999, to $25.2 million in 2000. The decline was largely related to spending on information systems in the U.S. and Europe in 1999 that did not recur in 2000. In addition, the Company is no longer expanding plant production capacity as market growth has slowed. During the first nine months of 2000, the Company acquired a 35% interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.7 million and 100% of C.I.F.E. Spa, an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $10.1 million.

The Company paid cash dividends of $18.1 million or $0.42 per share during the first nine months of 2000.

A quarterly dividend of $0.14 per share was paid on July 14, 2000, to holders of record on June 30, 2000. This was the last dividend payment since the Company announced the indefinite suspension of dividends as part of the financing arrangements related to the lapsed Charter bid.

Payment of dividends and the appropriateness of share repurchases will be considered in the ordinary course of business by the Board of Directors during the fourth quarter of 2000.

SUBSEQUENT EVENT

On October 20, 2000, the Company's offer to purchase Charter plc, a British industrial holding company, lapsed. Therefore, the acquisition will not be completed. As a result, the Company will take additional after-tax charges of approximately $17 million during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid.

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

Part II - Other Information

Item 1.  Legal Proceedings

As previously reported, the Company is a defendant or co-defendant in five lawsuits filed in the Superior Court of California by building owners or insurers in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases generally include claims for compensatory and punitive damages, often without specification of amount, relating to the sale and use of the E70T-4 category of welding electrode.

During the third quarter final judgement in favor of the Company was entered in WESTSIDE ASSOCIATES V. LINCOLN ELECTRIC, a case similar to those five mentioned in the preceding paragraph which was tried in the second quarter. Plaintiff decided not to appeal. Three other similar cases were also voluntarily dismissed in the third quarter.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information. Due to current work related responsibilities at Xerox Corporation, Ursula M. Burns resigned as a Director of the Company effective October 10, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit No. 27 - Financial Data Schedule

         (b)      Reports on Form 8-K - None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/  H. JAY ELLIOTT
-----------------------
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

November 14, 2000