Form 10-K405
period 2000-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2001-02-23
CIK 59527

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2000      Commission File No. 0-1402

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by non-affiliates as of December 31, 2000 was $683,763,397 (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).

The number of shares outstanding of the registrant's common shares as of December 31, 2000 was 42,338,803.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 1, 2001 are hereby incorporated by reference into
Part III.

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

The Company is a full-line manufacturer of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. Sales of welding products accounted for 99% of the Company's net sales in 2000.

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

The Company's products are sold in both domestic and international markets. In the domestic market, products are sold directly by the Company's own sales organization as well as through distributors and retailers. In the international markets, the Company's products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors, agents, dealers and product users. The Company has manufacturing facilities located in the United States, Australia, Brazil, Canada, Mexico, England, France, Germany, Indonesia, Ireland, Italy, the Netherlands, Norway, People's Republic of China, Spain, the Philippines, Taiwan and Turkey. See Note G to the consolidated financial statements with respect to geographic area information.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company's business is not seasonal.

Conditions in the arc welding and cutting industry are highly competitive. The Company believes that it is one of the world's largest manufacturers of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue appropriate strategies to heighten its competitiveness in international markets. Competition in the arc welding and cutting industry is on the basis of price, brand preference, product quality and performance, warranty, delivery, service and technical support. All of these factors have contributed to the Company's position as one of the leaders in the industry.

Virtually all of the Company's products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the market place because of its highly trained technical sales force and the support of its welding research and development staff which allow it to assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users in which the Company guarantees that the user will save money in its manufacturing process when it utilizes the Company's products. This allows the Company to introduce its products to new users and to establish and maintain very close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company's products, is an important element of the Company's market success and a valuable asset of the Company.

The principal raw materials essential to the Company's business are various chemicals, steel, brass, copper and aluminum, all of which are normally available for purchase in the open market.

The Company's operations are not materially dependent upon patents, licenses, franchises or concessions.

The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company's earnings.

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

Research activities relating to the development of new products and the improvement of existing products in 2000 were all Company-sponsored. These activities were primarily related to the development of new products. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 2000 was 6,026.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 227 acres, of which present manufacturing facilities comprises an area of approximately 2,713,000 square feet. Current utilization of existing facilities is high and the Company is adding capacity as necessary.

In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States and 22 manufacturing locations (including joint ventures) in 17 foreign countries, the locations of which are as follows:


         United States:                     Gainesville, Georgia; Monterey Park, California.
         Australia:                         Sydney.
         Brazil:                            Sao Paulo.
         Canada:                            Toronto; Mississauga.
         England:                           Sheffield.
         France:                            Grand-Quevilly.
         Germany:                           Essen.
         Indonesia:                         Cikarang.
         Ireland:                           Rathnew.
         Italy:                             Bologna; Milano; Celle Ligure; Arezzo.
         Mexico:                            Mexico City; Torreon.
         Netherlands:                       Nijmegen.
         Norway:                            Andebu.


         People's Republic of China:        Shanghai.
         Philippines:                       Manila.
         Spain:                             Barcelona.
         Taiwan:                            Tainan.
         Turkey:                            Istanbul.

All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to lease commitments. Most of the Company's foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2000, $10.4 million of indebtedness was secured by property, plant and equipment.

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

The Company is a defendant in two lawsuits filed against the Company in the Superior Court of California (by a building owner in one case and by insurers in the other) in Los Angeles County arising from alleged property damage claimed to have been discovered after the Northridge earthquake of January 1994. These cases include claims for compensatory damages without specification of amount relating to the sale and use of the E70T-4 category of welding electrode. The Company believes, however, on the basis of tolling and subrogation agreements that plaintiffs do not have a basis for seeking damages beyond the total cost of repair for the buildings in question. In the aggregate those costs are not material. Mediation in these two cases is expected in March 2001. As previously reported, the Company has also been a defendant in 19 other similar cases involving steel-framed buildings in Greater Los Angeles following the Northridge earthquake. Eleven of those cases were voluntarily dismissed, seven were settled and one case was tried to a defense verdict in favor of the Company (which was not appealed). The Company does not intend to report on these claims further.

The Company is a co-defendant in ten cases involving individual plaintiffs alleging that exposure to manganese contained in the arc welding electrode products caused the plaintiffs to develop a neurological condition known as manganism; the Company received defense verdicts in two of these cases which are being appealed or otherwise challenged by plaintiffs. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The Company has been a co-defendant in 28 other similar cases during the last five years. Thirteen of those cases were dismissed, three were tried to defense verdicts in favor of the Company and twelve were settled.

The Company is also a co-defendant in cases alleging asbestos induced illness involving claims by approximately 19,213 plaintiffs. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. The Company has been a co-defendant in other similar cases that have been resolved over the last 5 years involving 9,551 claimants. 9,484 of those claims were dismissed, seven were tried to defense verdicts and 60 were decided in favor of the Company following summary judgment motions.

EXECUTIVE OFFICERS OF THE REGISTRANT


             NAME                     AGE                                POSITION
Anthony A. Massaro                     57        Chairman of the Board since 1997;  Chief Executive  Officer since 1996;
                                                 President and Chief Operating Officer since 1996.

John M. Stropki                        50        Executive Vice President, President North America since 1995.

H. Jay Elliott                         59        Senior Vice  President,  Chief  Financial  Officer and Treasurer  since
                                                 1996; Vice President, Chief Financial Officer, and Treasurer 1994-1996.

Frederick G. Stueber                   47        Senior Vice  President,  General Counsel and Secretary since 1996; Vice
                                                 President, General Counsel and Secretary 1995-1996.

James E. Schilling                     64        Senior Vice President, Corporate Development since 1999; Director,
                                                 Business Development since 1998; prior thereto, General Manager,
                                                 Strategic Management of CBS Corporation (Westinghouse Electric Corp.
                                                 prior to 1997) from 1993-1998.

Raymond S. Vogt                        59        Vice  President,  Human  Resources  since  1996;  prior  thereto,  Vice
                                                 President, Human Resources, AM International 1995-1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's Common Shares are traded on The Nasdaq Stock Market under the symbol "LECO". The number of record holders of Common Shares at December 31, 2000 was 2,539.

Quarterly high and low stock prices and dividends declared for the last two years were:


                                   2000                                    1999
                   ----------------------------------------------------------------------------
                                              Dividends                               Dividends
                      High          Low        Declared       High          Low       Declared
                      ----          ---        --------       ----          ---       --------
MARCH 31           $  24.37    $   18.12     $    0.14      $   23.75    $   17.63   $    0.12
JUNE 30               22.93        13.75          0.14          23.75        18.25        0.12
SEPTEMBER 30          16.87        11.01            -- *        22.50        18.31        0.12
DECEMBER 31           20.00        12.00          0.29**        22.94        18.88        0.14
Source:  The Nasdaq Stock Market

* The Company suspended its regular third quarter dividend, due to its then pending acquisition of Charter plc.
** Due to the lapsed offer of the Charter acquisition, the Company paid its regular third quarter dividend in the fourth quarter.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                       Year Ended December 31
                                                                       ----------------------
                                                       2000            1999              1998        1997            1996
                                                       ----            ----              ----        ----            ----
                                                                (In thousands of dollars, except per share data)

Net sales                                           $1,058,601     $1,086,176     $1,186,679     $1,159,067     $1,109,144
Net income                                              78,092         73,940         93,719         85,414         74,253

Basic earnings per share                            $     1.83     $     1.63        $  1.92     $     1.73     $     1.49
Diluted earnings per share                                1.83           1.62           1.91           1.73           1.49

Cash dividends declared                             $     0.57     $     0.50        $  0.42     $    0.325     $     0.24
                                                    ==========     ==========     ==========     ==========     ==========
Total assets                                         $ 790,279      $ 775,399       $782,906      $ 712,190      $ 647,199
                                                    ==========     ==========     ==========     ==========     ==========
Long-term debt                                        $ 38,550       $ 47,207       $ 46,766       $ 54,360       $ 64,148
                                                    ==========     ==========     ==========     ==========     ==========

The per share amounts presented above reflect the corporate reorganization (see Note B to the consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is the world's largest designer and manufacturer of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products. The Company sold its motor business in May 1999.

On April 26, 2000, the Company made a cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company. In October 2000, the Company's offer to purchase Charter plc lapsed. As a result, the acquisition was not completed and the Company recorded an additional after-tax charge of $11,608 ($0.27 per diluted share) during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid. For the year, the Company recorded total non-recurring charges of $13,399 ($8,126 after-tax) in Other income and expense. Of this amount, the quarter ended June 30, 2000 included a net gain of $10,183 ($6,273 after-tax) principally related to proceeds received in settlement of a dispute with one of the Company's product liability insurance carriers. In addition, the quarter ended September 30, 2000 included a net charge of $4,396 ($2,791 after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid. During the period in which the Charter acquisition was pending, the Company had suspended dividend payments and its share repurchase program; both were re-instituted in December 2000 upon lapse of the offer.

Consolidated net sales decreased 2.5% from 1999 to $1,059 million. Excluding the results of the divested motor business, sales in 1999 would have been $1,064 million, resulting in a year-over-year decrease of 0.5%. Net income increased 5.6% to $78.1 million or $1.83 per share (diluted). Excluding charges for costs associated with the lapsed offer to acquire Charter plc, net proceeds received from a product liability insurance carrier in 2000, and the costs related to the disposal of the motor business in 1999, 2000 net income would have been $86.2 million, a decrease of $7.5 million from 1999. Excluding non-recurring items in both years, the Company had diluted earnings per share of $2.02 and $2.06 in 2000 and 1999, respectively. Earnings per share was positively impacted by the repurchase of 2,178,130 shares in 2000, representing 4.9% of outstanding shares at December 31, 1999.

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

Research and development expenditures were $16.6 million in 2000, compared with $15.4 million in 1999. Expenditures were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company's leadership position and to introduce new products at an appropriate rate to sustain future growth.

REORGANIZATION

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at December 31, 2000. The historical share and per share amounts disclosed in the consolidated financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented on a consistent basis reflecting the effective two-for-one stock split.

RESULTS OF OPERATIONS

The following table shows the Company's results of operations:


                                                                     Year ended December 31
(Dollars in millions)
                                                 2000                        1999                        1998
                                                 -----                       -----                       ----
                                         Amount      % of Sales      Amount       % of Sales     Amount       % of Sales
                                         ------      ----------      ------       ----------     ------       ----------
Net sales                                $1,058.6        100.0%     $1,086.2          100.0%     $1,186.7        100.0%
Cost of goods sold                          703.5         66.5%        714.4           65.8%        789.7         66.6%
                                        ---------      --------    ---------        --------    ----------     --------
  Gross profit                              355.1         33.5%        371.8           34.2%        397.0         33.4%

Selling, general &
administrative expenses                     216.2         20.4%        223.8           20.6%        249.6         21.0%

Loss on disposal of motor
   business                                    --           --          32.0            2.9%           --           --

Operating income                            138.9         13.1%        116.0           10.7%        147.4         12.4%

Interest income                                .7          0.1%          1.4            0.1%          4.1          0.3%
Other income (expense)                      (10.5)        (1.0%)         2.3            0.2%          1.2          0.1%
Interest expense                             (7.4)         (.7%)        (5.5)          (0.5%)        (5.6)        (0.4%)
                                       ------------ ------------- -----------    -----------   -----------  ------------
Income before income taxes                  121.7         11.5%        114.2           10.5%        147.1         12.4%
Income taxes                                 43.6          4.1%         40.3            3.7%         53.4          4.5%
                                       -----------  ------------  -----------    ------------  -----------  ------------
Net income                               $   78.1          7.4%     $   73.9            6.8%     $   93.7          7.9%
                                       ==========   ===========   ==========     ===========   ==========   ===========

2000 COMPARED TO 1999

Net Sales. Net sales for 2000 declined 2.5% to $1,058.6 million from $1,086.2 million in 1999. Excluding the results of the divested motor business, sales in 1999 would have been $1,064.4 million, a year-over-year decrease of 0.5%. Third-party sales from U.S. operations declined by 5.2% to $705.1 million from $744.0 million in 1999. U.S. domestic sales declined 4.9% from 1999. Excluding the results of the divested motor business, third party sales from U.S. operations and U.S. domestic sales declined 2.4% and 1.7%, respectively. The decline was due to lower demand from industrial customers and distributors. U.S. exports were down 8.8% to $60.2 million in 2000, compared with $66.0 million in 1999. Non-U.S. third-party sales increased 3.3% to $353.5 million from $342.2 million in 1999. Manufacturing capacity expansion in Canada, Mexico and Asia have positively impacted sales for 2000, and the February 2000 acquisition of C.I.F.E. S.r.l. in Italy has contributed to the European sales increase. The strengthening of the U.S. dollar, particularly against the Euro, continued to negatively impact non-U.S. sales during 2000. Non-U.S. and export sales for 2000 amounted to 39.1% of the Company's total sales.

Gross Profit. Gross profit declined to $355.1 million in 2000 from $371.8 million in 1999. Gross profit as a percentage of sales was 33.5% in 2000, compared with 34.2% in 1999. Gross profit margins in the U.S. declined slightly due to lower plant utilization and sales volumes. Non-U.S. gross margins were down year-over-year due to a change in sales mix to lower margin products, competitive pricing pressures and lower plant utilization in Europe.

Selling, General and Administrative (SG&A) Expenses. Selling, general and administrative expenses were $216.2 million in 2000, or 20.4% of sales, as compared to $223.8 million, or 20.6% of sales in 1999. Included in SG&A expenses are the costs related to the Company's discretionary employee bonus program, net of hospitalization costs. The reduction in SG&A expenses compared to last year were due to lower sales volume, continuing expense reduction efforts and reduced bonus expense, offset in part by increased foreign currency transaction losses. Bonus costs in 2000 were down $5.6 million from 1999 due to lower achievement versus profitability objectives. The strengthening U.S. dollar reduced SG&A costs for non-U.S. operations by $7.7 million.

Interest Income. Interest income decreased $0.7 million, or 50.0%, to $0.7 million in 2000. The decline reflects reduced levels of cash investments due to capital expenditures and purchases of treasury shares.

Other Income. Other income includes a net charge of $13.4 million ($8.1 million after-tax) principally related to the costs associated with the lapsed Charter offer, offset by net proceeds received in settlement of a dispute with one of the Company's product liability insurance carriers.

Interest Expense. Interest expense increased $1.9 million or 34.5% to $7.4 million in 2000. The increase in interest expense corresponded to higher debt levels incurred in 2000 to fund share repurchases, the acquisition of C.I.F.E. S.r.l. and a 35% interest in Kuang Tai during the first quarter of 2000.

Income Taxes. Income taxes in 2000 were $43.6 million on income before income taxes of $121.7 million, an effective rate of 35.8%, as compared with income taxes of $40.3 million on income before income taxes of $114.2 million, or an effective tax rate of 35.3%. The increase in the effective tax rate is due to the current inability to utilize non-U.S. tax loss carryforwards.

Net Income. Net income was $78.1 million and $73.9 million in 2000 and 1999, respectively. Excluding the non-recurring items from 2000 and the charges for the motor disposal from 1999, net income would have been $86.2 million in 2000 and $93.7 million in 1999. The effect of exchange rate movement on net income was not material for 2000 or 1999.

1999 COMPARED TO 1998

Net Sales. Net sales for 1999 declined 8.5% to $1,086.2 million from $1,186.7 million in 1998. Third-party sales from U.S. operations declined by 8.9% to $744.0 million from $816.6 million in 1998. U.S. domestic sales declined 6.4% from 1998. Excluding the results of the divested motor business, U.S. sales in 1998 would have been $762.9 million, reflecting a year-over-year decline of 5.3%. This sales decline was primarily volume-driven. Worldwide economic conditions, particularly in Asia, South America, and the Middle East combined to impact U.S. exports, which were down 28.6% to $66.0 million in 1999, compared with $92.5 million in 1998. Non-U.S. third-party sales declined 7.6% to $342.2 million from $370.1 million in 1998. Sales declines in the international regions were also primarily volume-driven. The weakening of foreign currencies against the U.S. dollar reduced non-U.S. sales by $12.2 million or 3.5%, caused principally by the devaluation of the European and Brazilian currencies. Non-U.S. and export sales for 1999 amounted to 37.5% of the Company's total sales.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2000, the Company's debt levels increased 24.8% from $75.1 million at December 31, 1999 to $93.7 million at December 31, 2000. Total percent of debt to total capitalization increased to 17.3% at December 31, 2000 from 14.3% at December 31, 1999, as a result of share repurchases. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $120.8 million in 2000, an increase of $39.7 million from $81.1 million in 1999. The primary reason for the increase is the improved management of operating working capital.

Capital expenditures during 2000 were $34.8 million, a 45.0% decrease from 1999. The decline was largely related to spending on information systems in the U.S. and Europe in 1999. In addition, the Company is no longer expanding plant production capacity as market growth has slowed. During the first quarter of 2000, the Company acquired a 35% interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.7 million and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $10.1 million.

The stock repurchase program that began in 1998 has continued to lower the Company's equity base. During 2000, the Company purchased 2,178,130 shares of its common stock on the open market at a cost of $42.2 million, bringing the total shares purchased to 7,125,380 shares at a cost of $143.1 million through December 31, 2000. In December 2000, the share repurchase program, which had been suspended on May 2, 2000, was reinstated subsequent to the lapsed Charter plc offer.

A total of $24.0 million in dividends was paid during 2000. In December 2000, the Company paid a cash dividend of 14 cents per share replacing the regular third quarter dividend. Dividend payments had been suspended earlier in the year due to financing requirements related to the then pending Charter acquisition. Also in December, the fourth quarter dividend was increased from $0.14 per share to $0.15 per share. This dividend was paid in January 2001.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, along with its amendments SFAS No. 137 and SFAS No. 138, will become effective for the Company for fiscal year 2001. The Company has evaluated the effects of these Statements on its accounting and reporting policies, and the adoption of the Statement will not have a material impact on the Company's consolidated financial statements.

LITIGATION

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company's consolidated financial statements. Based on the Company's historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company's consolidated financial statements.

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

- Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company's largest market.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 2000, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At December 31, 2000, the Company had approximately $28 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company's open foreign exchange contracts at December 31, 2000 would not materially affect the Company's financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company's exposure to price risk from commodity purchases. The primary commodity hedged is copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 2000, would not materially affect the Company's financial statements.

The fair value of the Company's cash and short-term investment portfolio at December 31, 2000, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

At December 31, 2000, the fair value of notes payable approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's weighted-average short-term borrowing rate at December 31, 2000, and was not materially different from the year-end carrying value.

The Company utilizes an interest rate swap as a hedge to effectively change the characteristics of the interest rate of its 8.73% fixed rate debt without actually changing the debt instrument. The swap involves the exchange of the Company's 8.73% fixed rate debt for a floating rate based on a 3-month LIBOR basket swap plus a spread of 381 basis points. Payments or receipts on the agreement are recorded as adjustments to interest expense. A 1% increase in the 3-month LIBOR basket swap rate would increase the amount paid by approximately $0.3 million annually. (See Note D to the Consolidated Financial Statements for further discussion of Debt Instruments.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 2001. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements - December 31, 2000

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

(a)  (3) Exhibits

Exhibit No.                                  Description
-----------                ----------------------------------------------------

         2 Agreement of Merger dated as of May 19, 1998 made by and among Lincoln Electric Merger Co., The Lincoln Electric Company, and Lincoln Electric Holdings, Inc. (filed as Exhibit 2 to Form 8-K of The Lincoln Electric Company dated June 2, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         3(a) Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).

Exhibit No.                                  Description
-----------                ----------------------------------------------------

         3(b) Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

         10(b) Lincoln Electric Holdings, Inc. 1998 Stock Option Plan (filed as Annex F to the Registration Statement on Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, incorporated herein by reference and made a part hereof).

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

         10(d) Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference).

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

Exhibit No.                                  Description
-----------                ----------------------------------------------------

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

         10(j) The Lincoln Electric Company Non-Employee Directors' Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as amended by Amendment No. 1 dated as of December 29, 1998 (filed as Exhibit 10(k) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(k) Letter of Employment between Anthony A. Massaro and Lincoln Electric Holdings, Inc. dated March 7, 2000 (filed as Exhibit 10(k) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         10(l) Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

         10(o) Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.                                  Description
-----------                ----------------------------------------------------

         10(p) Stock Option Plan for Non-employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

         21                Subsidiaries of the Registrant.

         23                Consent of Independent Auditors.

         24                Powers of Attorney.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

(c) The exhibits which are listed under Item 14 (a) (3) are filed in a separate section of the report following the signature pages or incorporated by reference herein.

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

                                          LINCOLN ELECTRIC HOLDINGS, INC.
                                          --------------------------------
                                                    (Registrant)

                                     By:  /s/  H. JAY ELLIOTT
                                          --------------------------------------
                                          H. Jay Elliott, Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (principal financial and accounting
                                          officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2001.

/s/ ANTHONY A. MASSARO                    /s/ H. JAY ELLIOTT
------------------------------------      --------------------------------------
Anthony A. Massaro, Chairman of the       H. Jay Elliott, Senior Vice President,
Board, President and Chief Executive      Chief Financial Officer and Treasurer
Officer (principal executive officer)     (principal financial and accounting
                                          officer)

/s/ JOHN M. STROPKI
------------------------------------
John M. Stropki, Director of the
Company, Executive Vice President,
President North America

/s/ HARRY CARLSON                         /s/ G. RUSSELL LINCOLN
------------------------------------      --------------------------------------
Harry Carlson, Director                   G. Russell Lincoln, Director

/s/ DAVID H. GUNNING                      /s/ KATHRYN JO LINCOLN
------------------------------------      --------------------------------------
David H. Gunning, Director                Kathryn Jo Lincoln, Director

/s/ EDWARD E. HOOD, JR                    /s/ HENRY L. MEYER III
------------------------------------      --------------------------------------
Edward E. Hood, Jr., Director             Henry L. Meyer III, Director

/s/ PAUL E. LEGO                          /s/ FRANK L. STEINGASS
------------------------------------      --------------------------------------
Paul E. Lego, Director                    Frank L. Steingass, Director

/s/ DAVID C. LINCOLN
-----------------------------------
David C. Lincoln, Director

                           ANNUAL REPORT ON FORM 10-K

             ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(c) AND 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                     ERNST & YOUNG LLP


Cleveland, Ohio
January 31, 2001

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  December 31
                                                                                          2000                  1999
                                                                                          ----                  ----
                                                                                           (In thousands of dollars)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                              $ 11,319             $  8,675
  Accounts receivable (less allowances of $4,708 in 2000;
      $3,687 in 1999)                                                                     153,253              169,986
  Inventories
    Raw materials and in-process                                                           82,398               82,451
    Finished goods                                                                        101,775              109,161
                                                                                         --------             --------
                                                                                          184,173              191,612
  Deferred income taxes                                                                    25,767               23,311
  Other current assets                                                                     41,570               33,011
                                                                                         --------             --------
TOTAL CURRENT ASSETS                                                                      416,082              426,595

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                     12,564               11,050
  Buildings                                                                               130,632              119,519
  Machinery and equipment                                                                 416,502              419,831
                                                                                         --------             --------
                                                                                          559,698              550,400
  Less:  accumulated depreciation and amortization                                        290,685              279,610
                                                                                         --------             --------
                                                                                          269,013              270,790
OTHER ASSETS
  Goodwill                                                                                 41,173               33,263
  Other                                                                                    64,011               44,751
                                                                                         --------             --------
                                                                                          105,184               78,014
                                                                                         --------             --------
TOTAL ASSETS                                                                             $790,279             $775,399
                                                                                         ========             ========


SEE NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    December 31
                                                                                                2000               1999
                                                                                                ----               ----
                                                                                                (In thousands of dollars,
                                                                                                   except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable to banks                                                                        $ 42,549          $ 16,425
  Trade accounts payable                                                                          62,736            64,482
  Accrued employee compensation and benefits                                                      33,260            32,326
  Accrued expenses                                                                                14,608            15,202
  Taxes, including income taxes                                                                   47,882            41,326
  Dividend payable                                                                                 6,351             6,228
  Other current liabilities                                                                       28,369            28,882
  Current portion of long-term debt                                                               12,593            11,503
                                                                                                --------          --------
TOTAL CURRENT LIABILITIES                                                                        248,348           216,374

Long-term debt,  less current portion                                                             38,550            47,207
Deferred income taxes                                                                             28,963            28,771
Other long-term liabilities                                                                       27,117            31,532

SHAREHOLDERS' EQUITY
  Preferred Shares, without par value - at stated capital amount:
        Authorized - 5,000,000 shares in 2000 and 1999;
        Issued and Outstanding - none                                                               --                --
  Common Shares, without par value - at stated capital amount:
        Authorized - 120,000,000 shares in 2000 and 1999;
        Issued - 49,282,306 shares in 2000 and 49,283,950 shares in 1999;
        Outstanding - 42,338,803 shares in 2000 and 44,483,366 shares in 1999                      4,928             4,928
  Additional paid-in capital                                                                     104,893           104,891
  Retained earnings                                                                              537,271           483,463
  Accumulated other comprehensive income                                                        (59,988)          (43,524)
  Treasury shares, at cost - 6,943,503 shares in 2000 and 4,800,584 in 1999                    (139,803)          (98,243)
                                                                                                --------          --------
TOTAL SHAREHOLDERS' EQUITY                                                                       447,301           451,515
                                                                                                --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $790,279          $775,399
                                                                                                ========          ========

SEE NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Year Ended December 31
                                                                              2000              1999               1998
                                                                              ----              ----               ----
                                                                          (In thousands of dollars, except per share data)

Net sales                                                                   $1,058,601        $1,086,176        $1,186,679

Cost of goods sold                                                             703,503           714,397           789,690
                                                                            ----------        ----------        ----------

Gross profit                                                                   355,098           371,779           396,989

Selling, general & administrative expenses                                     216,217           223,761           249,581
Loss on disposal of motor business                                                 ---            32,015               ---
                                                                            ----------        ----------        ----------

Operating income                                                               138,881           116,003           147,408

Other income (expense):
  Interest income                                                                  732             1,413             4,119
  Other income (expense)                                                      (10,553)             2,352             1,213
  Interest expense                                                             (7,383)           (5,517)           (5,676)
                                                                            ----------        ----------        ----------
                                                                              (17,204)           (1,752)             (344)
                                                                            ----------        ----------        ----------

Income before income taxes                                                     121,677           114,251           147,064

Income taxes                                                                    43,585            40,311            53,345
                                                                            ----------        ----------        ----------

Net income                                                                    $ 78,092          $ 73,940          $ 93,719
                                                                            ==========        ==========        ==========


Basic earnings per share                                                       $  1.83           $  1.63           $  1.92
                                                                            ==========        ==========        ==========
Diluted earnings per share                                                     $  1.83           $  1.62           $  1.91
                                                                            ==========        ==========        ==========

SEE NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIRIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                        Class A
                                                            Common       Common    Additional Paid-in
(In thousands of dollars, except per share data)             Shares       Shares         Capital          Retained Earnings
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                                     $2,154      $ 2,768      $  103,722            $  359,639
   Comprehensive income:
       Net income                                                                                              93,719
       Currency translation adjustment
   Total comprehensive income
   Cash dividends declared -
      $0.42 per share                                                                                         (20,442)
   Net shares issued under certain
      benefit plans                                               2            4           1,698                 (633)
   Purchase of shares for treasury
   Conversion of Class A Common
      Shares to Common Shares                                 2,772       (2,772)           (779)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                    4,928         -            104,641              432,283
   Comprehensive income:
       Net income                                                                                              73,940
       Minimum pension liability adjustment
       Currency translation adjustment
   Total comprehensive income
   Cash dividends declared -
      $0.50 per share                                                                                        (22,520)
   Net shares issued under certain
      benefit plans                                                                          250                (240)
   Purchase of shares for treasury
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                    4,928         -            104,891             483,463
   Comprehensive income:
       Net income                                                                                             78,092
       Minimum pension liability adjustment
       Currency translation adjustment
   Total comprehensive income
   Cash dividends declared -
      $0.57 per share                                                                                        (24,157)
   Net shares issued under certain
      benefit plans                                                                            2                (127)
   Purchase of shares for treasury
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                  $ 4,928      $  -         $  104,893          $  537,271
-----------------------------------------------------------------------------------------------------------------------------




                                                        Accumulated Other
(In thousands of dollars, except per share data)       Comprehensive Income    Treasury Shares    Total
-----------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                                   $   (31,112)         $      -         $ 437,171
   Comprehensive income:
       Net income                                                                                   93,719
       Currency translation adjustment                           2,861                               2,861
                                                                                                 ---------
   Total comprehensive income                                                                       96,580
   Cash dividends declared -
      $0.42 per share                                                                              (20,442)
   Net shares issued under certain
      benefit plans                                                                1,155             2,226
   Purchase of shares for treasury                                               (23,823)          (23,823)
   Conversion of Class A Common
      Shares to Common Shares                                                                         (779)
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                     (28,251)          (22,668)          490,933
   Comprehensive income:
       Net income                                                                                   73,940
       Minimum pension liability adjustment                       (792)                               (792)
       Currency translation adjustment                         (14,481)                            (14,481)
                                                                                                 ---------
   Total comprehensive income                                                                       58,667
   Cash dividends declared -
      $0.50 per share                                                                              (22,520)
   Net shares issued under certain
      benefit plans                                                                1,530             1,540
   Purchase of shares for treasury                                               (77,105)          (77,105)
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                     (43,524)          (98,243)          451,515
   Comprehensive income:
       Net income                                                                                   78,092
       Minimum pension liability adjustment                       (429)                               (429)
       Currency translation adjustment                         (16,035)                            (16,035)
                                                                                                 ---------
   Total comprehensive income                                                                       61,628
   Cash dividends declared -
      $0.57 per share                                                                              (24,157)
   Net shares issued under certain
      benefit plans                                                                  645               520
   Purchase of shares for treasury                                               (42,205)          (42,205)
-----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                  $  (59,988)        $(139,803)        $ 447,301
-----------------------------------------------------------------------------------------------------------


SEE NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Year Ended December 31
                                                                                       2000           1999            1998
                                                                                       ----           ----            ----
                                                                                           (In thousands of dollars)
OPERATING ACTIVITIES
Net income                                                                           $ 78,092       $ 73,940       $ 93,719
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                    34,712         29,122         28,079
      Deferred income taxes                                                            (2,286)           862         10,199
      (Gain) loss on sale of fixed assets and motor business                             (520)        31,276           (292)
      Changes in operating assets and liabilities net of effects from acquisitions:
          Decrease (increase) in accounts receivable                                    1,905        (16,077)        (2,167)
          Decrease (increase) in inventories                                            6,005        (30,169)        (6,007)
          (Increase) in other current assets                                           (8,845)        (8,228)        (6,120)
          (Decrease) increase in accounts payable                                      (4,963)         6,286          5,768
          Increase (decrease) in other current liabilities                             12,030         (7,445)        (1,467)
          Gross change in other long-term assets and liabilities                       (3,342)         3,145          1,770
          Other, net                                                                    8,046         (1,640)        (1,397)
                                                                                     --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             120,834         81,072        122,085

INVESTING ACTIVITIES
  Capital expenditures                                                                (34,800)       (63,323)       (81,411)
  Acquisitions of businesses and equity investments                                   (18,903)            --        (10,820)
  Purchases of marketable securities and other investments                                 --         (1,666)          (910)
  Proceeds from sale of marketable securities                                               6          1,930         10,872
  Proceeds from sale of fixed assets and businesses                                     1,627         36,356          4,577
                                                                                     --------       --------       --------
NET CASH (USED) BY INVESTING ACTIVITIES                                               (52,070)       (26,703)       (77,692)

FINANCING ACTIVITIES
  Proceeds from short-term borrowings                                                  47,046        124,392         49,147
  Payments on short-term borrowings                                                   (48,972)      (121,036)       (49,147)
  Notes payable to banks - net                                                         29,270         10,087            (87)
  Proceeds from long-term borrowings                                                   54,294         46,925            320
  Payments on long-term borrowings                                                    (80,266)       (46,129)       (11,324)
  Purchase of shares for treasury                                                     (41,560)       (75,575)       (22,668)
  Cash dividends paid                                                                 (24,034)       (22,063)       (19,594)
  Other                                                                                  (442)          (707)           124
                                                                                     --------       --------       --------
NET CASH (USED) BY FINANCING ACTIVITIES                                               (64,664)       (84,106)       (53,229)

Effect of exchange rate changes on cash and cash equivalents                           (1,456)          (683)         1,369
                                                                                     --------       --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2,644        (30,420)        (7,467)
Cash and cash equivalents at beginning of year                                          8,675         39,095         46,562
                                                                                     --------       --------       --------


CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $ 11,319       $  8,675       $ 39,095
                                                                                     ========       ========       ========


SEE NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In
              thousands of dollars except share and per share data)

                                December 31, 2000

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

INVENTORIES: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2000 and 1999, approximately 59% and 64%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $39,746 at December 31, 2000 and $40,365 at December 31, 1999.

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

GOODWILL: The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $12,552 and $11,163 in 2000 and 1999, respectively.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

DISTRIBUTION COSTS: Distribution costs, including warehousing and freight related to product shipments, is included in Cost of goods sold.

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

RESEARCH AND DEVELOPMENT: Research and development costs, which are expensed as incurred, were $16,604 in 2000, $15,403 in 1999 and $17,719 in 1998.

ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

EARNINGS PER SHARE: The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).


                                                             2000          1999          1998
                                                           --------      --------      --------
Numerator:
       Net income                                          $ 78,092      $ 73,940      $ 93,719
                                                           ========      ========      ========
Denominator:
       Denominator for basic earnings per share -
             Weighted-average shares outstanding             42,670        45,445        48,935
       Effect of dilutive securities -
             Employee stock options                              20           130           135
                                                           --------      --------      --------
       Denominator for diluted earnings per share -
             Adjusted weighted-average shares outstanding    42,690        45,575        49,070
                                                           ========      ========      ========

Basic earnings per share                                      $1.83         $1.63         $1.92
Diluted earnings per share                                    $1.83         $1.62         $1.91

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE A - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECLASSIFICATION: Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

NEW ACCOUNTING PRONOUNCEMENT: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, along with its amendments SFAS No. 137 and SFAS No. 138, will become effective for the Company for fiscal year 2001. The Company has evaluated the effect of these Statements and the adoption of the Statement will not have a material impact on the Company's consolidated financial statements.

OTHER: Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus, net of hospitalization costs, of $54,509 in 2000, $60,074 in 1999 and $76,491 in 1998.

NOTE B - SHAREHOLDERS' EQUITY

In 1999, the Board of Directors authorized an additional share repurchase program of up to 5,000,000 shares of the Company's outstanding Common Shares to satisfy obligations under its stock option plans. This share repurchase program is in addition to the 5,000,000 shares authorized for repurchase by the Board of Directors in September 1998. In May 2000, the Company suspended the share repurchase program, pending the outcome of the proposed Charter plc acquisition (see Note H), but re-instituted the program in December 2000 subsequent to the lapse of the offer. In 2000, the Company purchased 2,178,130 shares at an average cost of $19.38 per share bringing the total shares purchased through December 31, 2000 to 7,125,380 at an average cost of $20.09 per share.

On May 19, 1998, shareholders approved a reorganization of the capital and corporate structure of The Lincoln Electric Company (the "reorganization"). As a result of the reorganization, a new holding company, Lincoln Electric Holdings, Inc., was created. Each Common Share and each Class A Common Share (non-voting) of The Lincoln Electric Company was converted into two voting common shares of Lincoln Electric Holdings, Inc., which also had the economic effect of a two-for-one stock split. The reorganization also resulted in the authorization of 5,000,000 Preferred Shares, none of which were issued or outstanding at December 31, 2000 or 1999. The Preferred Shares were authorized to provide the Company flexibility in future financing or acquisitions, and to render more difficult or discourage an attempt by another person or entity to obtain control of the Company. The Company's Articles of Incorporation allow the Board of Directors the discretion to issue one or more series of Preferred Shares with terms that meet the needs of a particular transaction. Each issuance of Preferred Shares may have distinct dividend rights, conversion rights and liquidation preferences.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C - STOCK PLANS

The 1998 Stock Option Plan ("Stock Option Plan") was adopted by the shareholders to replace The Lincoln Electric Company 1988 Incentive Equity Plan ("Incentive Equity Plan") which expired in May 1998. The Stock Option Plan provides for the grant of options for 5,000,000 shares of Company stock to key employees over a ten-year period. The following table summarizes the option activity for the three years ended December 31, 2000 under both the Stock Option Plan and the Incentive Equity Plan:


                                         2000                           1999                          1998
                               --------------------------     --------------------------    --------------------------
                                             Weighted-                      Weighted-                     Weighted-
                                              Average                        Average                       Average
                                             Exercise                       Exercise                       Exercise
                                Options        Price            Options       Price           Options       Price
                               ----------- --------------     ----------- --------------    ------------ -------------

Balance, beginning of year      1,567,334     $18.13           1,186,530     $17.27           1,044,580     $15.56
Options granted                   787,375     $13.60             459,100     $19.88             294,700     $22.38
Options exercised                (29,876)     $14.08            (78,296)     $15.26           (144,416)     $15.43
Options canceled                (106,040)     $14.36                  --       --               (8,334)     $15.79
                               ----------- --------------     ----------- --------------    ------------ -------------
Balance, end of year            2,218,793     $16.76           1,567,334     $18.13           1,186,530     $17.27
                               =========== ==============     =========== ==============    ============ =============

Exercisable at end of year      1,065,512     $17.82             864,405     $16.30             654,466     $15.25

During 1996, options for 335,180 shares were granted to employees in settlement of a lawsuit over performance awards relating to prior years. Exercise prices are $15.00 and $17.00 per share. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. At December 31, 2000 and 1999, there were 169,982 and 202,198, respectively, of these options outstanding.

All other options granted under both the Stock Option Plan and the Incentive Equity Plan are outstanding for a term of ten years from the date of grant. The majority of the options granted under both plans vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company's shares at the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has continued to record stock-based compensation in accordance with the intrinsic value method established by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized upon the award of these stock options.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE C - STOCK PLANS - (CONTINUED)


                                           2000                        1999                         1998
                                           -----                       -----                        ----
                                  Pro Forma      Reported     Pro Forma      Reported     Pro Forma      Reported
                                  ---------      --------     ---------      --------     ---------      --------
Net income                          $76,413      $ 78,092       $72,513      $ 73,940      $ 92,763       $ 93,719
Basic earnings per share               1.79          1.83          1.60          1.63          1.90           1.92
Diluted earnings per share             1.79          1.83          1.59          1.62          1.89           1.91
Weighted-average fair                  5.59            --          7.83            --          8.07             --
  value of options
  granted during the year

In estimating the fair value of options granted, an expected option life of ten years was used. The other weighted-average assumptions were as follows:

                                        2000          1999          1998
                                      ---------     --------      ---------
Expected volatility                     42.60%        34.90%        30.80%
Dividend yield                           2.90%         2.72%         2.16%
Risk-free interest rate                  5.17%         6.41%         4.66%

The Stock Option Plan for Non-Employee Directors ("Directors Stock Option Plan") was adopted in May 2000 to replace The Lincoln Non-Employee Directors Restricted Stock Plan, which was terminated. The Directors Stock Option Plan provides for the grant of stock options for the purchase of up to an aggregate of 500,000 Common Shares. Options issued under the Directors Stock Option Plan were
18,000 in 2000. Shares issued in connection with The Lincoln Non-Employee Directors' Restricted Stock Plan were 5,335 in 2000, 5,174 in 1999 and 5,654 in 1998. In 2000, 1,644 shares were forfeited under the service requirements of the plan.

At December 31, 2000, there were 3,958,825 shares of common stock available for future grant under all plans, and the weighted-average remaining contractual life of outstanding options was 8.1 years. The price range of all outstanding options was $13.50 to $22.38.

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, there were 26,559 shares purchased in 2000, 18,313 shares purchased in 1999 and 7,619 shares purchased in 1998.

NOTE D - SHORT-TERM AND LONG-TERM DEBT

At December 31, 2000 and 1999, long-term debt consisted of the following:


                                                                                        2000          1999
                                                                                       -------       -------
    8.73% Senior Note due 2003 (three equal annual principal
        payments remaining)                                                            $28,125       $37,500
    Credit Agreement, interest at 6.35% in 1999                                              -        10,000
    Foreign borrowings, interest at 1.5% to 12.4% (3.0% to 12.4% in
    1999)                                                                               14,430         2,447
    Other borrowings due through 2023, interest at 2.0% to 6.2%                          8,588         8,763
                                                                                       -------       -------
                                                                                        51,143        58,710
    Less current portion                                                                12,593        11,503
                                                                                       -------       -------
            Total                                                                      $38,550       $47,207
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

At December 31, 2000, the Company had no borrowings under short-term credit lines in the United States, with uncommitted borrowing capacity of $35,000. Short-term borrowings of foreign subsidiaries were $42,549 and $6,425 at December 31, 2000 and 1999, at weighted-average interest rates of 7.4% and 6.8%, respectively. Uncommitted additional borrowing capacity of foreign subsidiaries was $13,878 at December 31, 2000.

In August 1997, the Company entered into an interest rate swap agreement to convert its fixed rate 8.73% Senior Note due 2003 to a floating rate based on a 3-month LIBOR basket swap plus a spread of 381 basis points. The agreement caps the floating rate, including the spread, at 10%. The floating rate in effect at December 31, 2000 was 9.55%. The arrangement provides for the receipt or payment of interest, on a quarterly basis, through the loan expiration date. The notional value of the agreement, which decreases in future years with annual debt payments on the Senior Note, was $28,125 at December 31, 2000. Net receipts or payments under the agreement are recognized as an adjustment to interest expense.

Maturities of long-term debt for the five years succeeding December 31, 2000 are $12,593 in 2001, $14,399 in 2002, $13,674 in 2003, $4,039 in 2004, $1,178 in
2005 and $5,260 thereafter. Total interest paid was $6,957 in 2000, $5,534 in 1999 and $5,593 in 1998.

NOTE E - INCOME TAXES

The components of income before income taxes are as follows:

                                          2000          1999         1998
                                         --------     --------    --------
                   U.S.                  $105,181      $91,236    $123,586
                   Non-U.S.                16,496       23,015      23,478
                                         --------     --------    --------
                                Total    $121,677     $114,251    $147,064
                                         ========     ========    ========

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E - INCOME TAXES - (CONTINUED)

Components of income tax expense (benefit) are as follows:

                                  2000            1999          1998
                                -------         -------        -------
     Current:
          Federal               $32,159         $28,620        $26,724
          Non-U.S.                9,278           4,838          9,020
          State and local         3,866           5,991          7,402
                                -------         -------        -------
                                 45,303          39,449         43,146
      Deferred:
          Federal                   333          (2,463)        11,016
          Non-U.S.               (2,051)          3,325           (817)
                                -------         -------        -------
                                 (1,718)            862         10,199
                                -------         -------        -------
                    Total       $43,585         $40,311        $53,345
                                =======         =======        =======

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:


                                                                  2000           1999          1998
                                                                  ----           ----          ----

Statutory rate of 35% applied to pre-tax income                  $42,587        $39,988       $51,472
Effect of state and local income taxes, net of Federal
   tax benefit                                                     2,513          3,894         4,811
Taxes in excess of (less than) the U.S. tax rate on non-
  U.S. earnings, including utilization of tax loss
   carryforwards and losses with no benefit                        1,454            218           (14)
Foreign sales corporation                                         (1,437)        (1,460)       (1,975)
Other - net                                                       (1,532)        (2,329)         (949)
                                                                 -------        -------       -------
Total                                                            $43,585        $40,311       $53,345
                                                                 =======        =======       =======

Effective tax rate                                                  35.8%          35.3%         36.3%
                                                                   =====          =====         =====

Total income tax payments, net of refunds, were $35,699 in 2000, $34,361 in 1999 and $44,432 in 1998.

At December 31, 2000, certain non-U.S. subsidiaries had tax loss carryforwards of approximately $54,072 that expire in various years from 2001 through 2010, except for $24,717 for which there is no expiration date.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE E - INCOME TAXES - (CONTINUED)

Significant components of deferred tax assets and liabilities at December 31, 2000 and 1999, were as follows:

                                                       2000             1999
                                                    ----------       -------
          Deferred tax assets:
            Tax loss and credit carryforwards        $ 19,140        $ 17,849
            State income taxes                          2,765           2,614
            Inventory                                   7,566           7,081
            Other accruals                             17,996          15,509
            Employee benefits                           7,131           5,194
            Pension obligations                         5,013           3,633
            Other                                      13,199          14,075
                                                     --------        --------
                                                       72,810          65,955
            Valuation allowance                       (16,093)        (16,623)
                                                     --------        --------
                                                       56,717          49,332

          Deferred tax liabilities:
            Property, plant and equipment             (22,902)        (24,101)
            Pension obligations                       (11,920)        (10,748)
            Other                                     (25,091)        (19,943)
                                                     --------        --------
                                                      (59,913)        (54,792)
                                                     --------        --------
                                          Total      $ (3,196)       $ (5,460)
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

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the United States as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a supplemental executive retirement plan for certain key employees. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. As the result of a revision made to the plan in the fourth quarter of 2000, the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. This was an increase over the 25% of the first 6% of employee compensation contributed to the plan under the original plan document. The plan includes a feature in which participants could elect to receive an annual Company contribution of 2% of their base pay in exchange for forfeiting accelerated benefits under the pension plan.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS - (CONTINUED)

The changes in the pension plans' benefit obligations were as follows:

                                                       2000            1999
                                                       ----            ----
Obligation at January 1                              $423,132         $438,704
Service cost                                           12,321           13,955
Interest cost                                          31,077           29,618
Participant contributions                                 397              476
Plan amendments                                           278              492
Actuarial loss (gain)                                   8,918          (39,620)
Benefit payments                                      (25,453)         (21,171)
Currency translation                                   (5,036)             678
                                                     --------         --------
Obligation at December 31                            $445,634         $423,132
                                                     ========         ========

The changes in the fair values of the pension plans' assets were as follows:

                                                       2000            1999
                                                       ----            ----
Plan assets at January 1                             $475,811         $431,161
Actual return on plan assets                              491           59,680
Employer contributions                                  7,223            4,736
Participant contributions                                 397              476
Benefit payments                                      (25,453)         (21,171)
Currency translation                                   (5,772)             929
                                                     --------         --------
Plan assets at December 31                           $452,697         $475,811
                                                     ========         ========

The funded status of the pension plans at December 31, 2000 and 1999 was as follows:

                                                       2000            1999
                                                       ----            ----
Plan assets in excess of projected
     benefit obligations                             $  7,064         $ 52,679
Unrecognized net loss (gain)                            5,320          (44,604)
Unrecognized prior service cost                         9,673           10,696
Unrecognized transition assets, net                    (1,313)          (1,830)
                                                     --------         --------
Prepaid pension expense recognized in the
balance sheet                                        $ 20,744        $  16,941
                                                     =========        =========

The prepaid pension expense recognized in the consolidated balance sheets was composed of:

                                                       2000            1999
                                                       ----            ----
Prepaid pension cost                                 $ 30,685        $  26,279
Accrued pension liability                             (13,055)         (12,010)
Intangible asset                                        1,893            1,880
Other comprehensive income                              1,221              792
                                                     --------         --------
Prepaid pension expense recognized in the
balance sheet                                        $ 20,744         $ 16,941
                                                     ========         ========

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE F - RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS - (CONTINUED)

A domestic non-qualified pension plan comprised the largest portion of the pension plans in which the accumulated benefit obligation (ABO) exceeded plan assets at December 31, 2000 and 1999. The aggregate ABO of such plans at December 31, 2000 and 1999 was $12,316 and $11,998, respectively; the aggregate fair value of plan assets was $0 at December 31, 2000 and 1999.

A summary of the components of total pension expense was as follows:


                                                                         2000            1999           1998
                                                                         ----            ----           ----
Service cost - benefits earned during the year                         $ 12,321        $ 13,955       $ 13,013
Interest cost on projected benefit obligation                            31,077          29,618         28,180
Expected return on plan assets                                          (40,733)        (37,148)       (34,494)
Amortization of transition asset                                           (436)           (453)          (452)
Amortization of prior service cost                                        1,177           1,272          1,123
Amortization of net (gain) loss                                            (209)            347            318
                                                                       --------        --------       --------
Net pension cost of defined benefit plans                                 3,197           7,591          7,688
Settlement, curtailments and special termination benefits                    --              --            178
Defined contribution plans                                                2,040           2,393          2,090
                                                                       --------        --------       --------
      Total pension expense                                            $  5,237        $  9,984       $  9,956
                                                                       ========        ========       ========


Weighted-average assumptions used in accounting for the defined benefit plans as of December 31, 2000 and 1999 were as follows:

                                                 2000        1999
                                                 ----        ----
Discount rate                                    7.4%        7.6%
Rate of increase in compensation                 4.9%        4.9%
Expected return on plan assets                   8.9%        8.9%

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


                                                     United                      Other
                                                     States       Europe        Countries     Eliminations  Consolidated
                                                     ------       ------        ---------     ------------  ------------
2000:
  Net sales to unaffiliated customers               $705,086     $185,340       $168,175       $      --     $1,058,601
  Inter-segment sales                                 70,146       12,108         21,936        (104,190)            --
                                                    --------     --------       --------       ---------     ----------
         Total                                      $775,232     $197,448       $190,111       $(104,190)    $1,058,601
                                                    ========     ========       ========       =========     ==========

  Income before interest and income taxes           $109,202       $9,571         $8,574            $981     $  128,328
  Interest income                                                                                                   732
  Interest expense                                                                                               (7,383)
                                                                                                             ----------
  Income before income taxes                                                                                 $  121,677
                                                                                                             ==========

  Total assets                                      $507,826     $184,703       $189,253        $(91,503)    $  790,279
  Capital expenditures                                20,742        3,545         10,425              88         34,800
  Depreciation and amortization                       23,806        6,191          5,381            (666)        34,712

1999:
  Net sales to unaffiliated customers               $744,035     $186,615       $155,526       $      --     $1,086,176
  Inter-segment sales                                 62,439        9,668         16,378         (88,485)            --
                                                    --------     --------       --------       ---------     ----------
         Total                                      $806,474     $196,283       $171,904       $ (88,485)    $1,086,176
                                                    ========     ========       ========       =========     ==========

  Income before interest and income taxes           $ 99,870     $ 10,599       $  8,090       $    (204)    $ 118,355
  Interest income                                                                                                1,413
  Interest expense                                                                                              (5,517)
                                                                                                             ---------
  Income before income taxes                                                                                 $ 114,251
                                                                                                             =========

 Total assets                                       $543,948     $164,978       $140,064        $(73,591)    $ 775,399
  Capital expenditures                                38,996        7,045         19,008          (1,726)       63,323
  Depreciation and amortization                       18,645        6,847          4,255            (625)       29,122

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE G - SEGMENT INFORMATION - (CONTINUED)


                                                     United                        Other
                                                     States        Europe        Countries    Eliminations  Consolidated
                                                     ------        ------        ---------    ------------  ------------
1998:
  Net sales to unaffiliated customers               $816,562      $208,782       $161,335       $     --     $1,186,679
  Inter-segment sales                                 69,586         9,775         12,030        (91,391)            --
                                                    --------      --------       --------       --------     ----------
         Total                                      $886,148      $218,557       $173,365       $(91,391)    $1,186,679
                                                    ========      ========       ========       ========     ==========

  Income before interest and income taxes           $125,693       $14,935        $10,191        $(2,198)    $  148,621
  Interest income                                                                                                 4,119
  Interest expense                                                                                               (5,676)
                                                                                                             ----------
  Income before income taxes                                                                                 $  147,064
                                                                                                             ==========

  Total assets                                      $542,462      $186,666       $119,344       $(65,566)    $  782,906
  Capital expenditures                                52,632        11,109         19,542         (1,872)        81,411
  Depreciation and amortization                       18,431         6,704          3,485           (541)        28,079

The United States segment for 2000 included a net charge of $13,399 for costs associated with the lapsed Charter plc offer, net of proceeds from settlement of a dispute with one of the Company's product liability insurance carriers. The United States segment for 1999 included a $32,015 charge related to the sale of the motor business. See Note H for further information.

Inter-segment sales between reportable segments are accounted for at prices comparable to normal, customer sales and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $60,223 in 2000, $66,019 in 1999 and $92,461 in 1998. No individual customer comprised more than 10% of the Company's total revenues for the three years ended December 31, 2000.

The geographic split of the Company's revenues, based on customer location, and property, plant and equipment was as follows:

                               2000               1999             1998
                            ----------         ----------       ----------
Revenues:
   United States            $  644,863         $  678,017       $  724,101
   Foreign countries           413,738            408,159          462,578
                            ----------         ----------       ----------
      Total                 $1,058,601         $1,086,176       $1,186,679
                            ==========         ==========       ==========

Property, plant and equipment:
   United States            $  172,838         $  176,256       $  174,188
   Foreign countries            99,706             99,494           89,375
   Eliminations                 (3,531)            (4,960)          (3,772)
                            ----------         ----------       ----------
      Total                 $  269,013         $  270,790       $  259,791
                            ==========         ==========       ==========

Revenues derived from customers and property, plant and equipment in any individual foreign country were not material for disclosure.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE H - ACQUISITIONS AND DIVESTITURE

On April 26, 2000, the Company made a cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company. In October 2000, the Company's offer to purchase Charter plc lapsed. As a result, the acquisition was not completed and the Company recorded an additional after-tax charge of $11,608 ($0.27 per diluted share) during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid. For the year, the Company recorded total non-recurring charges of $13,399 ($8,126 after-tax) in Other income and expense. Of this amount, the quarter ended June 30, 2000 included a net gain of $10,183 ($6,273 after-tax) principally related to proceeds received in settlement of a dispute with one of the Company's product liability insurance carriers. In addition, the quarter ended September 30, 2000 included a net charge of $4,396 ($2,791 after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid. During the period in which the Charter acquisition was pending, the Company had suspended dividend payments and its share repurchase program; both were re-instituted in December 2000 upon lapse of the offer.

During the first quarter of 2000, the Company acquired a 35% equity interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.7 million and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $10.1 million, which was accounted for as a purchase.

On May 28, 1999 the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32,015 ($19,721 after-tax, or $0.43 per diluted share) reflecting the loss on the sale of motor business assets. The results of operations from the motor business were not material to the Company for the years ended December 31, 1999 and 1998.

NOTE I - FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, marketable securities, short- and long-term debt, forward contracts and an interest rate swap. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies that require judgment.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company's operating results. The total notional value of forward currency exchange contracts was $28,312 at December 31, 2000 and $50,030 at December 31, 1999, which approximated fair value.

The carrying amounts and estimated fair value of the Company's significant financial instruments at December 31, 2000 and 1999 were as follows:


                                                   December 31, 2000                    December 31, 1999
                                               ---------------------------          -------------------------
                                                 Carrying            Fair           Carrying            Fair
                                                 Amounts            Value           Amounts            Value
                                                 -------          --------          -------           -------
Cash and cash equivalents                       $ 11,319          $ 11,319          $ 8,675           $ 8,675
Notes payable to banks                            42,549            42,549           16,425            16,425
Long-term debt (including current portion)        51,143            51,286           58,710            58,342
Interest rate swap agreements payable                 --               234               --               561

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE J - OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $8,931 in 2000, $8,902 in 1999 and $7,297 in 1998.

At December 31, 2000, total minimum lease payments for noncancelable operating leases were $6,740 in 2001, $5,000 in 2002, $3,795 in 2003, $2,213 in 2004,
$1,653 in 2005 and $1,302 thereafter.

NOTE K - CONTINGENCIES

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company's consolidated financial statements. Based on the Company's historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company's consolidated financial statements.

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED)


                        2000            MAR 31           JUN 30            SEP 30           DEC 31
                        ----           --------         --------         ---------        ---------
Net sales                              $281,804         $274,238         $ 251,198        $ 251,361
Gross profit                             96,115           91,973            81,151           85,859
Income before income taxes               38,373           46,268            24,682           12,354
Net income                               24,398           29,358            15,675            8,661

Basic earnings per share               $   0.56         $   0.69         $    0.37        $    0.20
Diluted earnings per share             $   0.56         $   0.69         $    0.37        $    0.20


                        1999           MAR 31           JUN 30           SEP 30            DEC 31
                        ----           --------         --------         ---------        ---------
Net sales                              $282,868         $273,498         $ 265,937        $ 263,873
Gross profit                             96,567           93,588            91,233           90,391
Income before income taxes                5,661           36,376            36,411           35,803
Net income                                4,307           23,335            23,303           22,995

Basic earnings per share               $   0.09         $   0.51         $    0.52        $    0.51
Diluted earnings per share             $   0.09         $   0.51         $    0.51        $    0.51

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

The quarter-ended June 30, 2000 includes a net gain of $10,183 ($6,273 after-tax) principally related to proceeds received in settlement of a dispute with one of the Company's product liability insurance carriers.

The quarter-ended September 30, 2000 includes a net charge of $4,396 ($2,791 after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid.

The quarter-end December 31, 2000 includes $19,186 ($11,608 after-tax) related to costs associated with the lapsed Charter plc bid.

The quarter-ended March 31, 1999 includes a $32,015 pre-tax charge ($19,721 after-tax or $0.43 per diluted share) related to the sale of the motor business. See Note H for further information.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals due to share transactions that occurred during the years presented.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

                            (In thousands of dollars)


                                                                 Additions
                                                        -------------------------
                                                                         (1)
                                                                       Charged
                                          Balance at    Charged to     to other                     Balance
                                          beginning     costs and      accounts         (2)         at end
            Description                   of period     expenses      (describe)     Deductions    of period
            -----------                   ---------     --------      ----------     ----------    ---------
Allowance for doubtful accounts:

Year ended December 31, 2000                $3,687        $2,332         $(192)        $1,119         $4,708

Year ended December 31, 1999                $3,563          $927         $(289)          $514         $3,687

Year ended December 31, 1998                $3,071          $794          $(12)          $290         $3,563



(1) -- Currency translation adjustment.

(2) -- Uncollectable accounts written-off, net of recoveries.