Form 10-Q
period 2001-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2001-05-11
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2001               Commission File No. 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-1860551 (I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

(216) 481-8100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X       No

The number of shares outstanding of the issuer’s class of common stock as of March 31, 2001 was 42,373,113.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended March 31,

	2001	2000

Net sales	$252,623	$281,804

Cost of goods sold	169,190	185,689

Gross profit	83,433	96,115

Selling, general & administrative expenses	50,180	56,679

Operating income	33,253	39,436

Other income / (expense):

Interest income	238	136

Other income (expense)	(247)	772

Interest expense	(1,800)	(1,971)

Total other income / (expense)	(1,809)	(1,063)

Income before income taxes	31,444	38,373

Income taxes	9,464	13,975

Net income	$21,980	$24,398

Basic earnings per share	$0.52	$0.56

Diluted earnings per share	$0.52	$0.56

Cash dividends declared per share	$0.15	$0.14

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	March 31,	December 31,
	2001	2000

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,110	$11,319

Accounts receivable (less allowances of $4,551 in 2001; $4,708 in 2000)	164,343	153,253

Inventories:

Raw materials and in-process	82,868	82,398

Finished goods	107,547	101,775

	190,415	184,173

Deferred income taxes	24,277	25,767

Other current assets	42,606	41,570

TOTAL CURRENT ASSETS	430,751	416,082

PROPERTY, PLANT AND EQUIPMENT

Land	12,347	12,564

Buildings	131,127	130,632

Machinery, tools and equipment	414,035	416,502

	557,509	559,698

Less: accumulated depreciation and amortization	293,713	290,685

	263,796	269,013

OTHER ASSETS

Goodwill – net	39,838	41,173

Other	61,081	64,011

	100,919	105,184

TOTAL ASSETS	$795,466	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	March 31,	December 31,
	2001	2000

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable to banks	$38,345	$42,549

Trade accounts payable	66,936	62,736

Accrued employee compensation and benefits	38,490	33,260

Accrued expenses	15,377	14,608

Taxes, including income taxes	46,220	47,882

Dividend payable	6,356	6,351

Other current liabilities	24,507	28,369

Current portion of long-term debt	13,479	12,593

TOTAL CURRENT LIABILITIES	249,710	248,348

Long-term debt, less current portion	36,648	38,550

Deferred income taxes	27,765	28,963

Other long-term liabilities	28,294	27,117

SHAREHOLDERS’ EQUITY

Preferred Shares, without par value – at stated capital amount:

Authorized – 5,000,000 shares in 2001 and 2000; Issued and Outstanding – none in 2001 and 2000	—	—

Common Shares, without par value – at stated capital amount:

Authorized – 120,000,000 shares in 2001 and 2000; Issued – 49,282,306 shares in 2001 and 2000; Outstanding – 42,373,113 shares in 2001 and 42,338,803 shares in 2000	4,928	4,928

Additional paid-in capital	104,921	104,893

Retained earnings	552,838	537,271

Accumulated other comprehensive income	(70,463)	(59,988)

Treasury shares, at cost – 6,909,193 shares in 2001 and 6,943,503 shares in 2000	(139,175)	(139,803)

TOTAL SHAREHOLDERS’ EQUITY	453,049	447,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$795,466	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Three months ended March 31,

	2001	2000

OPERATING ACTIVITIES

Net income	$21,980	$24,398

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,923	8,403

Gain on disposal of fixed assets	(172)	(18)

Changes in operating assets and liabilities:

(Increase) in accounts receivable	(15,364)	(15,664)

(Increase) decrease in inventories	(11,263)	2,907

(Increase) decrease in other current assets	(1,532)	1,973

Increase (decrease) in accounts payable	5,832	(519)

Increase in other current liabilities	2,438	28,645

Gross change in other non-current assets and liabilities	2,155	1,843

Other – net	1,290	(766)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,287	51,202

INVESTING ACTIVITIES

Capital expenditures	(7,784)	(11,068)

Acquisitions of businesses and equity investment	—	(19,107)

Proceeds from maturities of marketable securities	15	5

Proceeds from sale of fixed assets	301	102

NET CASH USED BY INVESTING ACTIVITIES	(7,468)	(30,068)

FINANCING ACTIVITIES

Proceeds from short-term borrowings	11,900	13,496

Payments on short-term borrowings	(11,773)	(15,123)

Notes payable to banks – net	(2,457)	5,205

Proceeds from long-term borrowings	—	48,526

Payments on long-term borrowings	(573)	(27,014)

Issuances (purchases) of shares for treasury	629	(37,714)

Cash dividends paid	(6,351)	(6,228)

NET CASH USED BY FINANCING ACTIVITIES	(8,625)	(18,852)

Effect of exchange rate changes on cash and cash equivalents	(403)	(245)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,209)	2,037

Cash and cash equivalents at beginning of period	11,319	8,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,110	$10,712

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2001

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three-months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B – EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended

	March 31,

	2001	2000

Numerator:

Net income	$21,980	$24,398

Denominator:

Denominator for basic earnings per share –

Weighted-average shares outstanding	42,350	43,690

Effect of dilutive securities –

Employee stock options	199	32

Denominator for diluted earnings per share –

Adjusted weighted-average shares outstanding	42,549	43,722

Basic earnings per share	$0.52	$0.56

Diluted earnings per share	$0.52	$0.56

NOTE C – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,

(Dollars in thousands)	2001	2000

Net income	$21,980	$24,398

Other comprehensive income:

Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(72)	—

Change in currency translation adjustment	(10,403)	(6,802)

Comprehensive income	$11,505	$17,596

NOTE D – INVENTORY VALUATION

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations.

NOTE E – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at March 31, 2001 include provisions for year-end bonuses and related payroll taxes of approximately $12 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended March 31, 2001:

Net sales to unaffiliated customers	$166,213	$47,506	$38,904	$—	$252,623

Inter-segment sales	19,154	2,313	7,658	(29,125)	—

Total	$185,367	$49,819	$46,562	$(29,125)	$252,623

Income before interest and income taxes	$27,576	$1,609	$3,468	$353	$33,006

Interest income					238

Interest expense					(1,800)

Income before income taxes					$31,444

Total assets	$518,216	$173,465	$180,731	$(76,946)	$795,466

Three months ended March 31, 2000:

Net sales to unaffiliated customers	$192,236	$47,641	$41,927	$—	$281,804

Inter-segment sales	18,522	3,005	5,979	(27,506)	—

Total	$210,758	$50,646	$47,906	$(27,506)	$281,804

Income before interest and income taxes	$34,598	$3,336	$2,356	$(82)	$40,208

Interest income					136

Interest expense					(1,971)

Income before income taxes					$38,373

Total assets	$550,230	$193,866	$158,356	$(80,886)	$821,566

NOTE G – ACQUISITIONS

During the first quarter of 2000, the Company acquired a 35% equity interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.7 million and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $17.0 million, which was accounted for as a purchase.

NOTE H – NEW ACCOUNTING PRONOUNCEMENT

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The impact from the adoption of this Statement was not material to the Company’s consolidated financial statements.

The Company recognizes derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries. For derivative instruments not designated as hedges, the gain or loss from changes in their fair values are recognized in earnings.

NOTE I – CONTINGENCIES

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth the Company’s results of operations for the three-month periods ended March 31, 2001 and 2000:

		Three months ended March 31,

(dollars in millions)	2001		2000

	Amount	% of Sales	Amount	% of Sales

Net sales	$252.6	100.0%	$281.8	100.0%

Cost of goods sold	169.2	67.0%	185.7	65.9%

Gross profit	83.4	33.0%	96.1	34.1%

Selling, general & administrative expenses	50.2	19.9%	56.7	20.1%

Operating income	33.2	13.1%	39.4	14.0%

Interest income	0.2	0.1%	0.1	0.0%

Other income (expense)	(0.2)	(0.1%)	0.8	0.3%

Interest expense	(1.8)	(0.7%)	(1.9)	(0.7%)

Income before income taxes	31.4	12.4%	38.4	13.6%

Income taxes	9.4	3.7%	14.0	4.9%

Net income	$22.0	8.7%	$24.4	8.7%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Sales. Net sales for the first quarter 2001 were $252.6 million, a $29.2 million or 10.4% decline from $281.8 million last year. Net sales from U.S. operations were $166.2 million for the quarter, down 13.5% from $192.2 million for the first quarter last year. This decrease reflects lower U.S. demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $14.9 million were down $0.3 million or 2.2% from last year. U.S. exports have declined primarily in Latin America because of changes in product sourcing to locations outside the U.S., as well as poor economic conditions in certain regions of Latin America. Exports have increased into the regions of Asia and Russia, Africa and the Middle East. Non-U.S. sales decreased 3.5% to $86.4 million in the first quarter 2001, compared with $89.6 million last year. The strengthening of the U.S. dollar continues to have a negative impact on non-U.S. sales compared with last year. This negative impact on net sales was $6.2 million or 2.4% for the quarter. In local currencies, European sales increased 6.4%. In the rest of the world, the Company’s sales were relatively flat in local currencies.

Gross Profit. Gross profit of $83.4 million for the first quarter 2001 declined 13.2% or $12.7 million from last year. Gross profit as a percentage of net sales declined to 33.0% from 34.1% compared with the first quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes. Non-U.S. gross margins were up year-over-year due to higher sales levels (local currencies), product mix and favorable production variances.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $6.5 million or 11.5% to $50.2 million for the first quarter 2001, compared with $56.7 million for 2000. SG&A expense as a percentage of net sales declined to 19.9% from 20.1% in the 2000 period. The reduction in SG&A expenses is due primarily to lower employee costs including the costs related to the Company’s discretionary year-end employee bonus program, net of hospitalization costs. The bonus costs are down due to lower actual results compared to objectives. The final 2001 bonus payout will be subject to approval by the Company’s Board of Directors during the fourth quarter.

Interest Expense. Interest expense decreased to $1.8 million in the first quarter 2001 from $1.9 million for the same period last year. The decrease in interest expense was commensurate with decreased short- and long-term borrowings.

Income Taxes. Income taxes for the first quarter 2001 were $9.4 million on income before income taxes of $31.4 million, an effective rate of 30.1%, as compared with income taxes of $14.0 million on income before income taxes of $38.4 million, or an effective rate of 36.4% for the same period in 2000.

Net Income. Net income for the first quarter 2001 of $22.0 million was $2.4 million lower than last year. Diluted earnings per share for 2001 decreased to $0.52 per share from $0.56 per share in 2000. The effect of foreign currency exchange rate movements on net income was not significant.

Liquidity and Capital Resources

Cash provided from operating activities for the three months ended March 31, 2001 was $14.3 million compared with $51.2 million for 2000. Lower cash flow from operations is due to lower net income, increased inventory levels, lower income tax accruals and a lower bonus accrual.

The Company’s ratio of total debt to total capitalization decreased to 16.3% at March 31, 2001 from 17.3% at December 31, 2000. Debt was accumulated during the first quarter of 2000 to fund share repurchases and acquisitions. The Company has not purchased any of its shares since April 2000, and has consequently reduced its debt levels. Since the share repurchase program was first begun in September 1998, the Company has purchased a total of 7,125,380 shares of its common stock on the open market at a cost of $143.1 million.

Capital expenditures decreased $3.3 million to $7.8 million in the first quarter of 2001, compared with $11.1 million in 2000. This decline was predominantly related to capacity expansion in Canada, Mexico and Brazil in 2000.

The Company paid cash dividends of $6.4 million or $0.15 per share during the first three months of 2001, a 3.2% increase over the $6.2 million paid in the first quarter 2000. Cash dividends declared per share increased 7.1% year-over-year.

The quarterly dividend of $0.15 per share was paid April 14, 2001, to holders of record on March 30, 2001. On May 1, 2001, a dividend of $0.15 per share was declared which will be payable on July 15, 2001 to shareholders of record as of June 30, 2001.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants (particularly where foreign currencies have been significantly devalued) become more active in the arc welding business.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See Note I to the consolidated financial statements for further discussion of litigation.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions at its domestic facilities and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

The above list of factors that could materially affect the Company’s future results is not exclusive. Any forward-looking statements reflect only the beliefs of the Company or its management at the time the statement is made.

Part II – Other Information

Item 1. Legal Proceedings – None.

Item 2. Changes in Securities – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information

During March 2001, Ranko (Ron) Cucuz was elected to the Board of Directors. Mr. Cucuz is chairman and CEO of Hayes Lemmerz International, Inc., a leading worldwide supplier of automotive components.

Item 6. Exhibits and Reports on Form 8-K – None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ H. JAY ELLIOTT

H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

May 11, 2001