Form 10-Q
period 2001-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2001-08-10
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2001	Commission File No. 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-1860551 (I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

(216) 481-8100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]      No[  ]

The number of shares outstanding of the issuer’s class of common stock as of June 30, 2001 was 42,383,658.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net sales	$249,346	$274,238	$501,970	$556,042

Cost of goods sold	169,354	182,265	338,545	367,954

Gross profit	79,992	91,973	163,425	188,088

Selling, general & administrative expenses	48,070	54,373	98,250	111,052

Operating income	31,922	37,600	65,175	77,036

Other income / (expense):

Interest income	147	128	385	264

Other income	730	10,902	484	11,674

Interest expense	(1,637)	(2,362)	(3,438)	(4,333)

Total other income / (expense)	(760)	8,668	(2,569)	7,605

Income before income taxes	31,162	46,268	62,606	84,641

Income taxes	9,380	16,910	18,844	30,885

Net income	$21,782	$29,358	$43,762	$53,756

Basic earnings per share	$0.51	$0.69	$1.03	$1.25

Diluted earnings per share	$0.51	$0.69	$1.03	$1.25

Cash dividends declared per share	$0.15	$0.14	$0.30	$0.28

      See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	June 30,	December 31,
	2001	2000

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$16,740	$11,319

Accounts receivable (less allowances of $4,532 in 2001; $4,708 in 2000)	166,809	153,253

Inventories:

Raw materials and in-process	79,547	82,398

Finished goods	101,662	101,775

	181,209	184,173

Deferred income taxes	26,805	25,767

Other current assets	42,263	41,570

TOTAL CURRENT ASSETS	433,826	416,082

PROPERTY, PLANT AND EQUIPMENT

Land	12,185	12,564

Buildings	132,066	130,632

Machinery, tools and equipment	421,388	416,502

	565,639	559,698

Less: accumulated depreciation and amortization	296,572	290,685

	269,067	269,013

OTHER ASSETS

Goodwill – net	39,879	41,173

Other	60,888	64,011

	100,767	105,184

TOTAL ASSETS	$803,660	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	June 30,	December 31,
	2001	2000

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable to banks	$26,567	$42,549

Trade accounts payable	59,735	62,736

Accrued employee compensation and benefits	48,304	33,260

Accrued expenses	15,680	14,608

Taxes, including income taxes	46,831	47,882

Dividend payable	6,357	6,351

Other current liabilities	29,699	28,369

Current portion of long-term debt	12,436	12,593

TOTAL CURRENT LIABILITIES	245,609	248,348

Long-term debt, less current portion	37,572	38,550

Deferred income taxes	27,801	28,963

Other long-term liabilities	25,708	27,117

SHAREHOLDERS’ EQUITY

Preferred Shares, without par value – at stated capital amount:

Authorized – 5,000,000 shares in 2001 and 2000; Issued and Outstanding – none in 2001 and 2000	—	—

Common Shares, without par value – at stated capital amount:

Authorized – 120,000,000 shares in 2001 and 2000; Issued – 49,282,306 shares in 2001 and 2000; Outstanding – 42,383,658 shares in 2001 and 42,338,803 shares in 2000	4,928	4,928

Additional paid-in capital	104,938	104,893

Retained earnings	568,245	537,271

Accumulated other comprehensive income	(72,159)	(59,988)

Treasury shares, at cost – 6,898,648 shares in 2001 and 6,943,503 shares in 2000	(138,982)	(139,803)

TOTAL SHAREHOLDERS’ EQUITY	466,970	447,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$803,660	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Six months ended June 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$43,762	$53,756

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,732	17,111

Gain (loss) on disposal of fixed assets	(210)	7

Changes in operating assets and liabilities:

(Increase) in accounts receivable	(19,769)	(14,150)

(Increase) decrease in inventories	(1,660)	3,667

(Increase) in other current assets	(960)	(9,941)

Decrease in accounts payable	(1,253)	(12,759)

Increase in other current liabilities	18,712	46,014

Change in other non-current assets and liabilities	(160)	3,730

Other – net	(1,085)	(944)

NET CASH PROVIDED BY OPERATING ACTIVITIES	55,109	86,491

INVESTING ACTIVITIES

Capital expenditures	(19,759)	(18,294)

Acquisitions of businesses and equity investment, net of cash received	(627)	(19,254)

Proceeds from maturities of marketable securities	15	5

Proceeds from sale of fixed assets	413	462

NET CASH USED BY INVESTING ACTIVITIES	(19,958)	(37,081)

FINANCING ACTIVITIES

Proceeds from short-term borrowings	20,704	24,704

Payments on short-term borrowings	(20,441)	(26,334)

Notes payable to banks – net	(14,884)	(567)

Proceeds from long-term borrowings	—	53,255

Payments on long-term borrowings	(2,610)	(39,418)

Issuances (purchases) of shares for treasury	822	(41,741)

Cash dividends paid	(12,707)	(12,182)

Other	—	(94)

NET CASH USED BY FINANCING ACTIVITIES	(29,116)	(42,377)

Effect of exchange rate changes on cash and cash equivalents	(614)	(1,124)

INCREASE IN CASH AND CASH EQUIVALENTS	5,421	5,909

Cash and cash equivalents at beginning of period	11,319	8,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,740	$14,584

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the six-months and three-months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts have been reclassified in order to conform to current year presentation.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B – EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Numerator:

Net income	$21,782	$29,358	$43,762	$53,756

Denominator:

Denominator for basic earnings per share –

Weighted-average shares outstanding	42,377	42,331	42,364	43,011

Effect of dilutive securities –

Employee stock options	237	37	166	54

Denominator for diluted earnings per share –

Adjusted weighted-average shares outstanding	42,614	42,368	42,530	43,065

Basic earnings per share	$0.51	$0.69	$1.03	$1.25

Diluted earnings per share	$0.51	$0.69	$1.03	$1.25

NOTE C – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2001	2000	2001	2000

Net income	$21,782	$29,358	$43,762	$53,756

Other comprehensive income:

Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(245)	—	(317)	—

Change in currency translation adjustment	(1,451)	(3,682)	(11,854)	(10,484)

Comprehensive income	$20,086	$25,676	$31,591	$43,272

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

NOTE E – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at June 30, 2001 include provisions for year-end bonuses and related payroll taxes of approximately $22 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended June 30, 2001:

Net sales to unaffiliated customers	$164,496	$45,591	$39,259	$—	$249,346

Inter-segment sales	14,609	2,519	7,248	(24,376)	—

Total	$179,105	$48,110	$46,507	$(24,376)	$249,346

Income before interest and income taxes	$25,415	$2,278	$3,600	$1,359	$32,652

Interest income					147

Interest expense					(1,637)

Income before income taxes					$31,162

Three months ended June 30, 2000:

Net sales to unaffiliated customers	$181,011	$50,458	$42,769	$—	$274,238

Inter-segment sales	16,134	4,360	5,041	(25,535)	—

Total	$197,145	$54,818	$47,810	$(25,535)	$274,238

Income before interest and income taxes	$42,311	$3,745	$2,364	$82	$48,502

Interest income					128

Interest expense					(2,362)

Income before income taxes					$46,268

NOTE F – SEGMENT INFORMATION – (Continued)

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Six months ended June 30, 2001:

Net sales to unaffiliated customers	$330,709	$93,097	$78,164	$—	$501,970

Inter-segment sales	30,615	4,832	14,906	(50,353)	—

Total	$361,324	$97,929	$93,070	$(50,353)	$501,970

Income before interest and income taxes	$52,991	$5,007	$7,067	$594	$65,659

Interest income					385

Interest expense					(3,438)

Income before income taxes					$62,606

Total assets	$525,601	$170,963	$175,287	$(68,191)	$803,660

Six months ended June 30, 2000:

Net sales to unaffiliated customers	$373,247	$98,099	$84,696	$—	$556,042

Inter-segment sales	34,656	7,365	11,020	(53,041)	—

Total	$407,903	$105,464	$95,716	$(53,041)	$556,042

Income before interest and income taxes	$76,909	$7,081	$4,720	$—	$88,710

Interest income					264

Interest expense					(4,333)

Income before income taxes					$84,641

Total assets	$548,853	$190,910	$158,779	$(70,052)	$828,490

Included in the United States segment for the three- and six-months ended June 30, 2000 was a net gain of $10.2 million ($6.3 million after-tax) principally due to a settlement of a dispute with one of the Company’s product liability insurance carriers.

NOTE G – ACQUISITIONS

During the first quarter of 2000, the Company acquired a 35% equity interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.7 million, and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $17.0 million, which was accounted for as a purchase.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

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

For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries. For derivative instruments not designated as hedges, the gain or loss from changes in their fair values is recognized in earnings.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.1 million ($0.02 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined the impact, if any, these impairment tests will have on the financial statements of the Company.

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

The following table sets forth the Company’s results of operations for the three- and six-month periods ended June 30, 2001 and 2000:

		Three months ended June 30,

(dollars in millions)	2001		2000

	Amount	% of Sales	Amount	% of Sales

Net sales	$249.4	100.0%	$274.2	100.0%

Cost of goods sold	169.4	67.9%	182.2	66.5%

Gross profit	80.0	32.1%	92.0	33.5%

Selling, general & administrative expenses	48.0	19.3%	54.4	19.8%

Operating income	32.0	12.8%	37.6	13.7%

Interest income	0.1	0.0%	0.1	0.0%

Other income	0.7	0.3%	10.9	4.0%

Interest expense	(1.6)	(0.6%)	(2.3)	(0.8%)

Income before income taxes	31.2	12.5%	46.3	16.9%

Income taxes	9.4	3.8%	16.9	6.2%

Net income	$21.8	8.7%	$29.4	10.7%

		Six months ended June 30,
(dollars in millions)	2001		2000

	Amount	% of Sales	Amount	% of Sales

Net sales	$502.0	100.0%	$556.0	100.0%

Cost of goods sold	338.6	67.4%	367.9	66.2%

Gross profit	163.4	32.6%	188.1	33.8%

Selling, general & administrative expenses	98.2	19.6%	111.1	19.9%

Operating income	65.2	13.0%	77.0	13.9%

Interest income	0.3	0.1%	0.2	0.0%

Other income	0.5	0.1%	11.7	2.1%

Interest expense	(3.4)	(0.7%)	(4.3)	(0.8%)

Income before income taxes	62.6	12.5%	84.6	15.2%

Income taxes	18.8	3.8%	30.8	5.5%

Net income	$43.8	8.7%	$53.8	9.7%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Sales. Net sales for the second quarter 2001 were $249.4 million, a $24.8 million or 9.0% decline from $274.2 million last year. Net sales from U.S. operations were $164.5 million for the quarter, down 9.1% from $181.0 million for the second quarter last year. This decrease reflects lower U.S. demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $15.4 million were down $0.4 million or 2.5% from last year. U.S. exports to Asia and Latin America have declined due to poor economic conditions in those regions. Also, in Latin America changes in product sourcing to locations outside the U.S. affected export sales. Exports have increased into the regions of Canada and Russia, Africa and the Middle East. Non-U.S. sales decreased 8.9% to $84.9 million in the second quarter 2001, compared with $93.2 million last year. The strengthening of the U.S. dollar continues to have a negative impact on non-U.S. sales compared with last year. This negative impact on net sales was $6.3 million or 2.5% for the quarter. In local currencies, European sales decreased 1.2%. In the rest of the world, the Company’s sales decreased 3.4% in local currencies.

Gross Profit. Gross profit of $80.0 million for the second quarter 2001 declined 13.0% or $12.0 million from last year. Gross profit as a percentage of net sales declined to 32.1% from 33.5% compared with the second quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes. Non-U.S. gross margins were up year-over-year due to lower distribution costs and favorable production variances resulting from production efficiencies.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $6.4 million or 11.8% to $48.0 million for the second quarter 2001, compared with $54.4 million for 2000. SG&A expense as a percentage of net sales declined to 19.3% from 19.8% in the 2000 period. The reduction in SG&A expenses is due primarily to cost reductions and lower employee costs including the costs related to the Company’s discretionary year-end employee bonus program, net of hospitalization costs. Bonus costs are down due to lower actual results compared to objectives. The final 2001 bonus payout will be subject to approval by the Company’s Board of Directors during the fourth quarter.

Other Income. Other income for the second quarter of 2001 decreased to $0.7 million compared with $10.9 million for 2000. Other income for the second quarter of 2000 included a pre-tax gain of $10.2 million ($6.3 million after tax), principally from an insurance settlement regarding product liability coverage.

Interest Expense. Interest expense decreased to $1.6 million in the second quarter 2001 from $2.3 million for the same period last year. The decrease in interest expense was commensurate with decreased short and long-term borrowings. In the second quarter of 2000, the Company incurred higher debt levels to fund share repurchases, the acquisition of C.I.F.E. S.r.l. and a 35% interest in Kuang Tai during the first quarter of 2000.

Income Taxes. Income taxes for the second quarter 2001 were $9.4 million on income before income taxes of $31.2 million, an effective rate of 30.1%, as compared with income taxes of $16.9 million on income before income taxes of $46.3 million, or an effective rate of 36.5% for the same period in 2000.

Net Income. Net income for the second quarter 2001 of $21.8 million was $7.6 million lower than last year. Diluted earnings per share for 2001 decreased to $0.51 per share from $0.69 per share in 2000. Net income in the second quarter of 2000 included the pre-tax gain mentioned above. Excluding this gain, net income would have been $23.1 million or $0.54 per diluted share. The effect of foreign currency exchange rate movements on net income was not significant.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Sales. Net sales for the first half of 2001 were $502.0 million, a $54.0 million or 9.7% decline from $556.0 million last year. Net sales from U.S. operations were $330.7 million for the first half, down 11.4% from $373.2 million for the first half of last year. This decrease reflects lower U.S. demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $30.3 million were down $0.7 million or 2.3% from last year. U.S. exports have declined primarily in Latin America because of changes in product sourcing to locations outside the U.S., as well as poor economic conditions in certain regions of Latin America. Exports have increased into the regions of Canada and Russia, Africa and the Middle East. Non-U.S. sales decreased 6.3% to $171.3 million in the first half of 2001, compared with $182.8 million last year. The strengthening of the U.S. dollar continues to have a negative impact on non-U.S. sales compared with last year. This negative impact on net sales was $12.5 million or 2.4% for the half. In local currencies, European sales increased 2.5%. In the rest of the world, the Company’s sales decreased 1.7% in local currencies.

Gross Profit. Gross profit of $163.4 million for the first half of 2001 declined 13.1% or $24.7 million from last year. Gross profit as a percentage of net sales declined to 32.6% from 33.8% compared with the first half of last year. Gross profit margins in the U.S. declined because of lower sales volumes. Non-U.S. gross margins were up year-over-year due to higher sales levels (local currencies), lower distribution costs, product mix and favorable production variances resulting from production efficiencies.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $12.9 million or 11.6% to $98.2 million for the first half of 2001, compared with $111.1 million for 2000. SG&A expense as a percentage of net sales declined to 19.6% from 19.9% in the 2000 period. The reduction in SG&A expenses is due primarily to cost reductions and lower employee costs including the costs related to the Company’s discretionary year-end employee bonus program, net of hospitalization costs. The bonus costs are down due to lower actual results compared to objectives. The final 2001 bonus payout will be subject to approval by the Company’s Board of Directors during the fourth quarter.

Other Income. Other income for the first half of 2001 decreased to $0.5 million compared with $11.7 million for 2000. Other income for 2000 included a pre-tax gain of $10.2 million ($6.3 million after tax), principally from an insurance settlement regarding product liability coverage.

Interest Expense. Interest expense decreased to $3.4 million in the first half of 2001 from $4.3 million for the same period last year. The decrease in interest expense was commensurate with decreased short and long-term borrowings. In the first half of 2000, the Company incurred higher debt levels to fund share repurchases, the acquisition of C.I.F.E. S.r.l. and a 35% interest in Kuang Tai.

Income Taxes. Income taxes for the first half of 2001 were $18.8 million on income before income taxes of $62.6 million, an effective rate of 30.1%, as compared with income taxes of $30.8 million on income before income taxes of $84.6 million, or an effective rate of 36.5% for the same period in 2000.

Net Income. Net income for the first half of 2001 of $43.8 million was $10.0 million lower than last year. Diluted earnings per share for 2001 decreased to $1.03 per share from $1.25 per share in 2000. The net income in the first half of 2000 included a pre-tax gain mentioned above. Excluding this gain, net income would have been $47.5 million or $1.10 per diluted share. The effect of foreign currency exchange rate movements on net income was not significant.

Liquidity and Capital Resources

Cash provided from operating activities for the six months ended June 30, 2001 was $55.1 million compared with $86.5 million for 2000. Lower cash flow from operations is primarily due to a lower net income and lower accruals for taxes and bonuses.

The Company’s ratio of total debt to total capitalization decreased to 14.1% at June 30, 2001 from 17.3% at December 31, 2000. Debt was accumulated during the first half of 2000 to fund share repurchases and acquisitions. The Company has not purchased any of its shares since April 2000, and has consequently reduced its debt levels. Since the share repurchase program was first begun in September 1998, the Company has purchased a total of 7,125,380 shares of its common stock on the open market at a cost of $143.1 million. The Company is authorized to purchase up to an additional 2,874,620 shares under the repurchase program.

Capital expenditures increased $1.5 million to $19.8 million in the first half of 2001, compared with $18.3 million in 2000. This increase was predominantly related to equipment purchases in the U.S.

The Company paid cash dividends of $12.7 million or $0.30 per share during the first six months of 2001, a 4.1% increase over the $12.2 million paid in the first six months of 2000. Cash dividends declared per share increased 7.1% year-over-year.

The quarterly dividend of $0.15 per share was paid July 15, 2001, to holders of record on June 30, 2001.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.1 million ($0.02 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined the impact, if any, these impairment tests will have on the financial statements of the Company.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants (particularly where foreign currencies have been significantly devalued) become more active in the arc welding business.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers, is subject to a variety of lawsuits and potential lawsuits that arise in the ordinary course of business. See Note I to the consolidated financial statements and Item 1, Legal Proceedings, in this report for further discussion of litigation.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions at its domestic facilities and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

The above list of factors that could materially affect the Company’s future results is not all inclusive. Any forward-looking statements reflect only the beliefs of the Company or its management at the time the statement is made.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

The Company is also a co-defendant in cases alleging asbestos induced illness involving claims by approximately 23,200 plaintiffs, of which claims by 19,212 plaintiffs were previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. The Company has been a co-defendant in other similar cases that have been resolved over the last 5 years involving 9,595 claimants. 9,527 of those claims were dismissed, eight were tried to defense verdicts and 60 were decided in favor of the Company following summary judgement motions.

Item 2.	Changes in Securities – None.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (“Lincoln”) was held on May 1, 2001.

(b)	No response is required.

(c)	The following matters were voted upon by security holders:

(i)	Election of Directors. The shareholders voted in favor of electing the following persons as Directors of Lincoln for terms ending in 2004:

	Votes For	Votes Abstained

Ranko Cucuz G. Russell Lincoln Kathryn Jo Lincoln Anthony A. Massaro	34,038,989 34,526,003 34,528,535 33,356,469	754,702 267,688 265,156 1,437,222

(ii)	Appointment of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 2001.

Votes For	34,687,049
Votes Against	16,060
Shares Abstain	90,582

Item 5.	Other Information – None.

Item 6.	Exhibits and Reports on Form 8-K – None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC

/s/ H. JAY ELLIOTT H. Jay Elliott Senior Vice President, Chief Financial Officer and Treasurer

August 10, 2001