Form 10-Q
period 2001-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2001-10-30
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September  30, 2001                                   Commission File No. 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551

(State of incorporation)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes X     No

The number of shares outstanding of the issuer’s class of common stock as of September 30, 2001 was 42,357,097.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$239,915	$251,198	$741,885	$807,240

Cost of goods sold	166,730	170,047	505,275	538,001

Gross profit	73,185	81,151	236,610	269,239

Selling, general & administrative expenses	47,498	50,616	145,748	161,668

Operating income	25,687	30,535	90,862	107,571

Other income / (expense):

Interest income	214	162	599	426

Other (expense) income	(91)	(4,157)	393	7,517

Interest expense	(979)	(1,858)	(4,417)	(6,191)

Total other income / (expense)	(856)	(5,853)	(3,425)	1,752

Income before income taxes	24,831	24,682	87,437	109,323

Income taxes	5,638	9,007	24,482	39,892

Net income	$19,193	$15,675	$62,955	$69,431

Basic earnings per share	$0.45	$0.37	$1.49	$1.62

Diluted earnings per share	$0.45	$0.37	$1.48	$1.62

Cash dividends declared per share	$0.15	$0.00	$0.45	$0.28

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2001	2000

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$36,253	$11,319

Accounts receivable (less allowances of $4,752 in 2001; $4,708 in 2000)	157,568	153,253

Inventories:

Raw materials and in-process	70,977	82,398

Finished goods	94,661	101,775

	165,638	184,173

Deferred income taxes	27,326	25,767

Other current assets	46,769	41,570

TOTAL CURRENT ASSETS	433,554	416,082

PROPERTY, PLANT AND EQUIPMENT

Land	12,434	12,564

Buildings	131,849	130,632

Machinery, tools and equipment	428,273	416,502

	572,556	559,698

Less: accumulated depreciation and amortization	304,668	290,685

	267,888	269,013

OTHER ASSETS

Goodwill – net	40,648	41,173

Other	61,954	64,011

	102,602	105,184

TOTAL ASSETS	$804,044	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	September 30,	December 31,
	2001	2000

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable to banks	$11,423	$42,549

Trade accounts payable	55,410	62,736

Accrued employee compensation and benefits	54,685	33,260

Accrued expenses	14,744	14,608

Taxes, including income taxes	48,504	47,882

Dividend payable	6,354	6,351

Other current liabilities	27,090	28,369

Current portion of long-term debt	13,166	12,593

TOTAL CURRENT LIABILITIES	231,376	248,348

Long-term debt, less current portion	35,313	38,550

Deferred income taxes	27,577	28,963

Other long-term liabilities	25,556	27,117

SHAREHOLDERS’ EQUITY

Preferred Shares, without par value – at stated capital amount:

Authorized – 5,000,000 shares in 2001 and 2000; Issued and Outstanding – none in 2001 and 2000	—	—

Common Shares, without par value – at stated capital amount:

Authorized – 120,000,000 shares in 2001 and 2000; Issued – 49,282,306 shares in 2001 and 2000; Outstanding – 42,357,097 shares in 2001 and 42,338,803 shares in 2000	4,928	4,928

Additional paid-in capital	105,267	104,893

Retained earnings	580,566	537,271

Accumulated other comprehensive income	(66,806)	(59,988)

Treasury shares, at cost – 6,925,209 shares in 2001 and 6,943,503 shares in 2000	(139,733)	(139,803)

TOTAL SHAREHOLDERS’ EQUITY	484,222	447,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$804,044	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Nine months ended
	September 30,

	2001	2000

OPERATING ACTIVITIES

Net income	$62,955	$69,431

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	26,845	26,111

Loss (gain) on disposal of fixed assets	501	(955)

Changes in operating assets and liabilities:

(Increase) in accounts receivable	(10,631)	(143)

Decrease in inventories	14,770	7,165

(Increase) in other current assets	(5,267)	(12,143)

Decrease in accounts payable	(6,725)	(13,202)

Increase in other current liabilities	22,727	37,434

Change in other non-current assets and liabilities	(887)	1,755

Other	773	5,786

NET CASH PROVIDED BY OPERATING ACTIVITIES	105,061	121,239

INVESTING ACTIVITIES

Capital expenditures	(26,729)	(25,212)

Acquisitions of businesses and equity investment, net of cash received	(704)	(19,258)

Proceeds from sale of fixed assets	882	1,621

Other	330	363

NET CASH USED BY INVESTING ACTIVITIES	(26,221)	(42,486)

FINANCING ACTIVITIES

Proceeds from short-term borrowings	34,676	34,760

Payments on short-term borrowings	(29,142)	(36,749)

Notes payable to banks – net	(35,314)	5,952

Proceeds from long-term borrowings	—	54,294

Payments on long-term borrowings	(4,527)	(70,127)

Purchases of shares for treasury	(522)	(41,741)

Cash dividends paid	(19,064)	(18,108)

Other	411	(94)

NET CASH USED BY FINANCING ACTIVITIES	(53,482)	(71,813)

Effect of exchange rate changes on cash and cash equivalents	(424)	(1,471)

INCREASE IN CASH AND CASH EQUIVALENTS	24,934	5,469

Cash and cash equivalents at beginning of period	11,319	8,675

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,253	$14,144

See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2001

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial statements for the interim periods. Operating results for the nine-months and three-months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

NOTE B – EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:

Net income	$19,193	$15,675	$62,955	$69,431

Denominator:

Denominator for basic earnings per share –

Weighted-average shares outstanding	42,406	42,330	42,377	42,784

Effect of dilutive securities –

Employee stock options	433	15	305	31

Denominator for diluted earnings per share –

Adjusted weighted-average shares outstanding	42,839	42,345	42,682	42,815

Basic earnings per share	$0.45	$0.37	$1.49	$1.62

Diluted earnings per share	$0.45	$0.37	$1.48	$1.62

NOTE C – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollars in thousands)	2001	2000	2001	2000

Net income	$19,193	$15,675	$62,955	$69,431

Other comprehensive income:

Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	215	—	(102)	—

Change in currency translation adjustment	5,138	(9,394)	(6,716)	(19,878)

Comprehensive income	$24,546	$6,281	$56,137	$49,553

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

NOTE E – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at September 30, 2001 include provisions for year-end bonuses and related payroll taxes of approximately $29 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE F – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended September 30, 2001:

Net sales to unaffiliated customers	$159,150	$40,414	$40,351	$—	$239,915

Inter-segment sales	14,286	2,288	7,576	(24,150)	—

Total	$173,436	$42,702	$47,927	$(24,150)	$239,915

Income before interest and income taxes	$19,541	$555	$3,450	$2,050	$25,596

Interest income					214

Interest expense					(979)

Income before income taxes					$24,831

Three months ended September 30, 2000:

Net sales to unaffiliated customers	$167,394	$41,417	$42,387	$—	$251,198

Inter-segment sales	15,356	2,688	5,655	(23,699)	—

Total	$182,750	$44,105	$48,042	$(23,699)	$251,198

Income before interest and income taxes	$23,341	$107	$2,701	$229	$26,378

Interest income					162

Interest expense					(1,858)

Income before income taxes					$24,682

NOTE F – SEGMENT INFORMATION – (Continued)

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Nine months ended September 30, 2001:

Net sales to unaffiliated customers	$489,858	$133,511	$118,516	$—	$741,885

Inter-segment sales	44,902	7,120	22,482	(74,504)	—

Total	$534,760	$140,631	$140,998	$(74,504)	$741,885

Income before interest and income taxes	$72,532	$5,562	$10,517	$2,644	$91,255

Interest income					599

Interest expense					(4,417)

Income before income taxes					$87,437

Total assets	$534,788	$171,924	$158,254	$(60,922)	$804,044

Nine months ended September 30, 2000:

Net sales to unaffiliated customers	$540,641	$139,516	$127,083	$—	$807,240

Inter-segment sales	50,012	10,053	16,675	(76,740)	—

Total	$590,653	$149,569	$143,758	$(76,740)	$807,240

Income before interest and income taxes	$100,250	$7,188	$7,421	$229	$115,088

Interest income					426

Interest expense					(6,191)

Income before income taxes					$109,323

Total assets	$524,272	$171,668	$157,335	$(65,217)	$788,058

Included in the United States segment for the three-months ended September 30, 2000 was a net charge of $4.4 million ($2.8 million after-tax) principally due to the lapsed Charter offer. Included in the nine-months ended September 30, 2000 was a net gain of $5.8 million ($3.5 million after-tax) principally due to a settlement of a dispute with one of the Company’s product liability insurance carriers partially offset by costs associated with the lapsed Charter offer.

NOTE G – ACQUISITIONS

During the first quarter of 2000, the Company acquired a 35% equity interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.7 million, and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire for $2.5 million, plus assumed debt of $17.0 million, which was accounted for as a purchase.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The impact from the adoption of this Statement was not material to the Company’s consolidated financial statements.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The effective date for the Company will be January 1, 2003. The Company has not yet determined the impact, if any, that this Statement will have on the financial statements of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB 30. The effective date for the Company will be January 1, 2002. The Company has not yet determined the impact, if any, that this Statement will have on the financial statements of the Company.

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

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the Company’s results of operations for the three- and nine-month periods ended September 30, 2001 and 2000:

	Three months ended September 30,

(dollars in millions)	2001		2000

	Amount	% of Sales	Amount	% of Sales

Net sales	$239.9	100.0%	$251.2	100.0%

Cost of goods sold	166.7	69.5%	170.1	67.7%

Gross profit	73.2	30.5%	81.1	32.3%

Selling, general & administrative expenses	47.5	19.8%	50.6	20.1%

Operating income	25.7	10.7%	30.5	12.2%

Interest income	0.2	0.1%	0.2	0.1%

Other expense	(0.1)	(0.1%)	(4.1)	(1.7%)

Interest expense	(1.0)	(0.4%)	(1.9)	(0.8%)

Income before income taxes	24.8	10.3%	24.7	9.8%

Income taxes	5.6	2.3%	9.0	3.5%

Net income	$19.2	8.0%	$15.7	6.3%

	Nine months ended September 30,

(dollars in millions)	2001		2000

	Amount	% of Sales	Amount	% of Sales

Net sales	$741.9	100.0%	$807.2	100.0%

Cost of goods sold	505.3	68.1%	538.0	66.7%

Gross profit	236.6	31.9%	269.2	33.3%

Selling, general & administrative expenses	145.7	19.6%	161.6	20.0%

Operating income	90.9	12.3%	107.6	13.3%

Interest income	0.6	0.1%	0.4	0.1%

Other income	0.4	0.0%	7.5	0.9%

Interest expense	(4.4)	(0.6%)	(6.2)	(0.8%)

Income before income taxes	87.5	11.8%	109.3	13.5%

Income taxes	24.5	3.3%	39.9	4.9%

Net income	$63.0	8.5%	$69.4	8.6%

Three Months Ended September 30, 2001 Compared to Three Months Ended September
30, 2000

Net Sales. Net sales for the third quarter 2001 were $239.9 million, a $11.3 million or 4.5% decline from $251.2 million last year. Net sales from U.S. operations were $159.2 million for the quarter, down 4.9% from $167.4 million for the third quarter last year. The U.S. sales decrease reflects lower demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $14.8 million were down $1.0 million or 6.0% from last year. U.S. exports to Europe and Latin America have declined because of weakening economic conditions in those regions. Also, in Latin America, changes in product sourcing to locations outside the U.S. affected export sales. Exports have increased into the regions of Canada, Asia and Russia, Africa and the Middle East. Non-U.S. sales decreased 3.7% to $80.7 million in the third quarter 2001, compared with $83.8 million last year. The strength of the U.S. dollar continues to have a negative impact on non-U.S. sales compared with last year. This negative impact on net sales was $3.0 million or 1.2% for the quarter. In local currencies, European sales decreased 1.5%. In the rest of the world, the Company’s sales increased 1.6% in local currencies.

Gross Profit. Gross profit of $73.2 million for the third quarter 2001 declined 9.7% or $7.9 million from last year. Gross profit as a percentage of net sales declined to 30.5% from 32.3% compared with the third quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes and the related unfavorable production variances. Non-U.S. gross margins were up year-over-year due to lower distribution costs and favorable production variances resulting from production efficiencies.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $3.1 million or 6.1% to $47.5 million for the third quarter 2001, compared with $50.6 million for 2000. SG&A expense as a percentage of net sales declined to 19.8% from 20.1% in the 2000 period. The reduction in SG&A expenses is due to cost reductions, primarily lower employee costs including the costs related to the Company’s discretionary year-end employee bonus program, net of hospitalization costs. Bonus costs are down due to lower actual results compared to objectives. The final 2001 bonus payout will be subject to approval by the Company’s Board of Directors during the fourth quarter.

Other Expense. Other expense for the third quarter of 2001 decreased to $0.1 million compared with $4.1 million for 2000. Other expense for the third quarter of 2000 included a pre-tax charge of $4.4 million ($2.8 million after tax), principally related to costs associated with the lapsed Charter plc bid.

Interest Expense. Interest expense decreased to $1.0 million in the third quarter 2001 from $1.9 million for the same period last year. The decrease in interest expense was commensurate with decreased short and long-term borrowings.

Income Taxes. Income taxes for the third quarter 2001 were $5.6 million on income before income taxes of $24.8 million, an effective rate of 22.7%, as compared with income taxes of $9.0 million on income before income taxes of $24.7 million, or an effective rate of 36.5% for the same period in 2000. The decrease in the effective tax rate is primarily attributable to certain international tax deductions.

Net Income. Net income for the third quarter 2001 of $19.2 million was $3.5 million higher than last year. Diluted earnings per share for 2001 increased to $0.45 per share from $0.37 per share in 2000. Net income in the third quarter of 2000 included the pre-tax charge mentioned above. Excluding this charge, net income would have been $18.5 million or $0.44 per diluted share. The effect of foreign currency exchange rate movements on net income was not significant.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September
30, 2000

Net Sales. Net sales for the first nine months of 2001 were $741.9 million, a $65.3 million or 8.1% decline from $807.2 million last year. Net sales from U.S. operations were $489.9 million for the first nine months, down 9.4% from $540.6 million for the first nine months of last year. The U.S. sales decrease reflects lower demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $45.1 million were down $1.7 million or 3.5% from last year. U.S. exports to Europe and Latin America have declined due to declining economic conditions in those regions. Also, in Latin America, changes in product sourcing to locations outside the U.S. affected export sales. Exports have increased into the regions of Canada, Asia and Russia, Africa and the Middle East. Non-U.S. sales decreased 5.5% to $252.0 million in the first nine months of 2001, compared with $266.6 million last year. The strengthening of the U.S. dollar continues to have a negative impact on non-U.S. sales compared with last year. This negative impact on net sales was $15.5 million or 2.0% for the nine months. In local currencies, European sales increased 1.3%. In the rest of the world, the Company’s sales decreased 0.6% in local currencies.

Gross Profit. Gross profit of $236.6 million for the first nine months of 2001 declined 12.1% or $32.6 million from last year. Gross profit as a percentage of net sales declined to 31.9% from 33.3% compared with the first nine months of last year. Gross profit margins in the U.S. declined because of lower sales volumes and the related unfavorable production variances. Non-U.S. gross margins were up year-over-year due to higher sales levels (in local currencies), lower distribution costs, product mix and favorable production variances resulting from production efficiencies.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $15.9 million or 9.8% to $145.7 million for the first nine months of 2001, compared with $161.6 million for 2000. SG&A expense as a percentage of net sales declined to 19.6% from 20.0% in the 2000 period. The reduction in SG&A expenses is due to cost reductions, primarily lower employee costs including the costs related to the Company’s discretionary year-end employee bonus program, net of hospitalization costs. The bonus costs are down due to lower actual results compared to objectives. The final 2001 bonus payout will be subject to approval by the Company’s Board of Directors during the fourth quarter.

Other Income. Other income for the first nine months of 2001 decreased to $0.4 million compared with $7.5 million for 2000. Other income for 2000 included a pre-tax gain of $5.8 million ($3.5 million after tax), principally from an insurance settlement regarding product liability coverage, partially offset by costs associated with the lapsed Charter plc bid.

Interest Expense. Interest expense decreased to $4.4 million in the first nine months of 2001 from $6.2 million for the same period last year. The decrease in interest expense was commensurate with decreased short and long-term borrowings.

Income Taxes. Income taxes for the first nine months of 2001 were $24.5 million on income before income taxes of $87.5 million, an effective rate of 28.0%, as compared with income taxes of $39.9 million on income before income taxes of $109.3 million, or an effective rate of 36.5% for the same period in 2000. The decrease in the effective tax rate is primarily attributable to certain international tax deductions.

Net Income. Net income for the first nine months of 2001 of $63.0 million was $6.4 million lower than last year. Diluted earnings per share for 2001 decreased to $1.48 per share from $1.62 per share in 2000. The net income in the first nine months of 2000 included the pre-tax gain mentioned above. Excluding the nonrecurring items in 2000, net income would have been $65.9 million or $1.54 per diluted share. The effect of foreign currency exchange rate movements on net income was not significant.

Liquidity and Capital Resources

Cash provided from operating activities for the nine months ended September 30, 2001 was $105.1 million compared with $121.2 million for 2000. Lower cash flow from operations is primarily due to a lower net income, an increase in accounts receivable and a lower accrual for bonuses, offset in part by a decrease in inventories.

The Company’s ratio of total debt to total capitalization decreased to 11.0% at September 30, 2001 from 17.3% at December 31, 2000. Debt was accumulated during the first nine months of 2000 to fund share repurchases and acquisitions. During the third quarter of 2001, the Company repurchased 88,500 shares of its own common stock. Prior to these repurchases, the Company had not made any repurchases since April 2000. Since the share repurchase program was first begun in September 1998, the Company has purchased a total of 7,213,880 shares of its common stock on the open market at a cost of $145.0 million. The Company is authorized to purchase up to an additional 2,786,120 shares under the repurchase program.

Capital expenditures increased $1.5 million to $26.7 million in the first nine months of 2001, compared with $25.2 million in 2000. This increase was predominantly related to equipment purchases in the U.S.

The Company paid cash dividends of $19.1 million or $0.45 per share during the first nine months of 2001, a 5.5% increase over the $18.1 million paid in the first nine months of 2000. No dividends were declared in the third quarter of 2000 due to the financing requirements related to the then pending Charter acquisition.

The quarterly dividend of $0.15 per share was paid October 15, 2001, to holders of record on September 30, 2001.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations ”and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30,

2001. Goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

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

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The effective date for the Company will be January 1, 2003. The Company has not yet determined the impact, if any, that this Statement will have on the financial statements of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB 30. The effective date for the Company will be January 1, 2002. The Company has not yet determined the impact, if any, that this Statement will have on the financial statements of the Company.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants (particularly where foreign currencies have been significantly devalued) become more active in the arc welding business.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers, is subject in the U.S. market to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. remain somewhat unpredictable.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions at its domestic facilities and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

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

The Company is a co-defendant in cases alleging asbestos induced illness involving claims by approximately 23,780 plaintiffs, which is a net increase of 580 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. The Company has been a co-defendant in other similar cases that have been resolved over the last 5 years involving 9,721 claimants. 9,649 of those claims were dismissed, eight were tried to defense verdicts and 64 were decided in favor of the Company following summary judgment motions.

The Company is a co-defendant in nine cases involving plaintiffs alleging that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism; six of these cases were previously reported; during the third quarter the Company received dismissals in three cases, all previously reported; it also received notice that two appeals of defense verdicts were being dropped; three new cases were filed. The Company has also been named a co-defendant, together with other manufacturers and distributors of welding products, in various state court actions in Mississippi, filed in multiple counties, each on behalf of multiple claimants. The Company has not been served in any of the Mississippi cases. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The Company has been a co-defendant in 33 other similar cases during the last five years. Sixteen of those cases were dismissed, five were tried to defense verdicts in favor of the Company and twelve were settled.

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

October 30, 2001