Form 10-K405
period 2001-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2002-02-15
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File No. 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-1860551 (I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

(216) 481-8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓ ]

The aggregate market value of the common shares held by non-affiliates as of December 31, 2001 was $854,484,233 (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of December 31, 2001 was 42,369,145.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 1, 2002 are hereby incorporated by reference into Part III.

PART I

Item 1. Business

As used in Item 1 of this report, the term “Company”, except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., the publicly-held parent of The Lincoln Electric Company, and other Lincoln Electric subsidiaries. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. During 1998, The Lincoln Electric Company reorganized into a holding company structure and Lincoln Electric Holdings, Inc. became the publicly-held parent of Lincoln Electric subsidiaries worldwide, including The Lincoln Electric Company.

The Company is a full-line manufacturer of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting.

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

The Company’s products are sold in both domestic and international markets. In the domestic market, products are sold directly by the Company’s own sales organization as well as through distributors and retailers. In the international markets, the Company’s products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors, agents, dealers and product users. The Company has manufacturing facilities located in the United States, Australia, Brazil, Canada, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, the Philippines, Poland, Spain, Taiwan, Turkey and Venezuela. See Note G to the consolidated financial statements with respect to geographic area information.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company’s business is not seasonal.

Conditions in the arc welding and cutting industry are highly competitive. The Company believes that it is one of the world’s largest manufacturers of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue appropriate strategies to heighten its competitiveness in international markets. Competition in the arc welding and cutting industry is on the basis of price, brand preference, product quality and performance, warranty, delivery, service and technical support. All of these factors have contributed to the Company’s position as one of the leaders in the industry.

Virtually all of the Company’s products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the market place because of its highly trained technical sales force and the support of its welding research and development staff which allow it to assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users in which the Company guarantees that the user will save money in its manufacturing process when it utilizes the Company’s products. This allows the Company to introduce its products to new users and to establish and maintain very close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company’s products, is an important element of the Company’s market success and a valuable asset of the Company.

The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, brass, copper and aluminum, all of which are normally available for purchase in the open market.

The Company’s operations are not materially dependent upon patents, licenses, franchises or concessions.

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all Lincoln facilities worldwide, and is in the process of achieving ISO 14001 certification at the Mentor, Ohio manufacturing facility.

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

Research activities relating to the development of new products and the improvement of existing products in 2001 were all Company-sponsored. These activities were primarily related to the development of new products. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 2001 was 5,791.

Item 2. Properties

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 227 acres, of which present manufacturing facilities comprises an area of approximately 2,713,000 square feet.

In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States and 24 manufacturing locations (including joint ventures) in 18 foreign countries, the locations of which are as follows:

United States:	Gainesville, Georgia; Monterey Park, California.

Australia:	Sydney.

Brazil:	Sao Paulo.

Canada:	Toronto; Mississauga.

England:	Sheffield.

France:	Grand-Quevilly.

Germany:	Essen.

Indonesia:	Cikarang.

Ireland:	Rathnew.

Italy:	Bologna; Milano; Celle Ligure; Arezzo.

Mexico:	Mexico City; Torreon.

Netherlands:	Nijmegen.

People’s Republic of China:	Shanghai, Tianjin.

Philippines:	Manila.

Poland:	Bielawa.

Spain:	Barcelona.

Taiwan:	Tainan.

Turkey:	Istanbul.

Venezuela:	Maracay.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note J to the consolidated financial statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2001, $7.7 million of indebtedness was secured by property, plant and equipment.

Item 3. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2001, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 24,680 plaintiffs, which is a net increase of 900 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. The Company has been a co-defendant in other similar cases that have been resolved over the last 5 years involving 9,738 claimants. 9,662 of those claims were dismissed, eight were tried to defense verdicts and 68 were decided in favor of the Company following summary judgment motions.

At December 31, 2001, the Company was a co-defendant in ten cases involving plaintiffs alleging that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Eight of these cases were previously reported. The Company has also been named a co-defendant, together with other manufacturers and distributors of welding products, in various state court actions in Mississippi, filed in multiple counties, each on behalf of multiple claimants. The Company has only been served in one of the Mississippi cases filed on behalf of 10 claimants. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The Company has been a co-defendant in 36 other similar cases during the last five years. Nineteen of those cases were dismissed, five were tried to defense verdicts in favor of the Company and twelve were settled.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION

Anthony A. Massaro	58	Chairman of the Board since 1997; Chief Executive Officer since 1996; President and Chief Operating Officer since 1996.

John M. Stropki	51	Executive Vice President, President North America since 1995.

H. Jay Elliott	60	Senior Vice President, Chief Financial Officer and Treasurer since 1996.

Frederick G. Stueber	48	Senior Vice President, General Counsel and Secretary since 1996.

James E. Schilling	65	Senior Vice President, Corporate Development since 1999; Director, Business Development since 1998; prior thereto, General Manager, Strategic Management of CBS Corporation (Westinghouse Electric Corp. prior to 1997) from 1993-1998.

Raymond S. Vogt	60	Senior Vice President, Human Resources since 2001; Vice President, Human Resources 1996-2001.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

The Company’s Common Shares are traded on The Nasdaq Stock Market under the symbol “LECO”. The number of record holders of Common Shares at December 31, 2001 was 2,389.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2001			2000

	High	Low	Dividends Declared	High	Low	Dividends Declared

March 31	$22.25	$17.88	$0.15	$24.37	$18.12	$0.14

June 30	26.40	18.60	0.15	22.93	13.75	0.14

September 30	25.50	20.75	0.15	16.87	11.01	—	*

December 31	25.90	20.60	0.15	20.00	12.00	0.29	**

Source: The Nasdaq Stock Market

*	The Company suspended its regular third quarter dividend, due to its then pending acquisition of Charter plc.

**	Due to the lapsed offer of the Charter acquisition, the Company paid its regular third quarter dividend in the fourth quarter.

Item 6. Selected Financial Data

	Year Ended December 31

	2001	2000	1999	1998	1997

	(In thousands of dollars, except per share data)
Net sales	$978,877	$1,058,601	$1,086,176	$1,186,679	$1,159,067

Net income	83,589	78,092	73,940	93,719	85,414

Basic earnings per share	$1.97	$1.83	$1.63	$1.92	$1.73

Diluted earnings per share	1.96	1.83	1.62	1.91	1.73

Cash dividends declared	$0.60	$0.57	$0.50	$0.42	$0.325

Total assets	$781,311	$790,279	$775,399	$782,906	$712,190

Long-term debt	$24,181	$38,550	$47,207	$46,766	$54,360

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products.

The Company believes that the high quality of its products, advanced engineering expertise and its strong distributor network, coupled with its large, technically trained sales force, has enabled the Company to continue to be a key participant in the global marketplace.

The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. With highly competitive conditions in the welding industry, the Company will continue to emphasize its status as a single source supplier, which it believes is most capable of meeting the broadest range of its customers’ welding needs.

On April 26, 2000, the Company made a cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company. In October 2000, the Company’s offer to purchase Charter plc lapsed. As a result, the acquisition was not completed and the Company recorded an additional after-tax charge of $11.6 million ($0.27 per diluted share) during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid. For the year, the Company recorded total non-recurring charges of $13.4 million ($8.1 million after-tax) in Other income (expense). Of this amount, the quarter ended June 30, 2000, included a net gain of $10.2 million ($6.3 million after-tax) principally related to proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers. In addition, the quarter ended September 30, 2000, included a net charge of $4.4 million ($2.8 million after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid. During the period in which the Charter acquisition was pending, the Company had suspended dividend payments and its share repurchase program; both were re-instituted in December 2000, subsequent to the lapse of the offer.

In 2001, consolidated net sales decreased 7.5% from 2000 to $978.9 million. Net income increased 7.0% to $83.6 million or $1.96 per share (diluted). Excluding an after-tax gain of $1.2 million, including a gain on the sale of property partially offset by severance and redundancy charges in Europe, net income would have been $ 82.3 million or $1.93 per share (diluted). Net income was $78.1 million in 2000 or $1.83 per diluted share. Excluding charges for costs associated with the lapsed offer to acquire Charter plc and net proceeds received from a product liability insurance carrier, 2000 net income would have been $86.2 million, or $2.02 per share (diluted). Earnings per share was positively impacted by the repurchase of 114,079 shares in 2001, 2,178,130 shares in 2000 and 3,683,350 shares in 1999.

Research and development expenditures were $17.9 million in 2001, compared with $16.6 million in 2000 and $15.4 million in 1999. Expenditures were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company’s leadership position and to introduce new products at an appropriate rate to sustain future growth.

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations:

	Year ended December 31

(Dollars in millions)	2001		2000		1999

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$978.9	100.0%	$1,058.6	100.0%	$1,086.2	100.0%

Cost of goods sold	671.6	68.6%	703.5	66.5%	714.4	65.8%

Gross profit	307.3	31.4%	355.1	33.5%	371.8	34.2%

Selling, general & administrative expenses	190.2	19.4%	216.2	20.4%	223.8	20.6%

Loss on disposal of motor business	—	—	—	—	32.0	2.9%

Operating income	117.1	12.0%	138.9	13.1%	116.0	10.7%

Interest income	1.1	0.1%	0.7	0.1%	1.4	0.1%

Other income (expense)	3.3	0.3%	(10.5)	(1.0%)	2.3	0.2%

Interest expense	(5.5)	(0.5%)	(7.4)	(0.7%)	(5.5)	(0.5%)

Income before income taxes	116.0	11.9%	121.7	11.5%	114.2	10.5%

Income taxes	32.4	3.3%	43.6	4.1%	40.3	3.7%

Net income	$83.6	8.6%	$78.1	7.4%	$73.9	6.8%

2001 COMPARED TO 2000

Net Sales. Net sales for 2001 were $978.9 million, a $79.7 million or 7.5% decline from $1,058.6 million last year. Third-party net sales from U.S. operations were $639.9 million, down 9.2% from $705.1 million last year. U.S. domestic sales declined 9.8% from 2000. The U.S. sales decrease reflects lower demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $58.5 million were down $1.7 million or 2.9% from last year. U.S. exports to Europe and Latin America have declined due to declining economic conditions in those regions. Also, in Latin America, changes in product sourcing to locations outside the U.S. affected export sales. Exports have increased into Canada and the Asian and Russia, Africa and the Middle East regions. Non-U.S. third-party sales decreased 4.1% to $339.0 million in 2001, compared with $353.5 million last year. The strong U.S. dollar continues to have a negative impact on non-U.S. sales compared with last year. This negative impact on net sales was $15.8 million or 1.6%. In local currencies, European sales increased 0.7%. In the rest of the world, the Company’s sales were the same in local currencies. Non-U.S. and export sales were 40.6% of the Company’s total sales.

Gross Profit. Gross profit of $307.3 million for 2001 declined 13.5% or $47.8 million from last year. Gross profit as a percentage of net sales declined to 31.4% from 33.5% compared with last year. Gross profit margins in the U.S. declined because of lower sales volumes and the related unfavorable production variances. Non-U.S. gross margins were up year-over-year due to lower distribution costs, product mix and favorable production variances resulting from production efficiencies.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $26.0 million or 12.0% to $190.2 million for 2001, compared with $216.2 million for 2000. SG&A expense as a percentage of net sales declined to 19.4% from 20.4% in 2000. The reduction in SG&A expenses is primarily due to expense reduction efforts and lower employee costs including the costs related to the Company’s discretionary year-end employee bonus program. Bonus costs were down $22.6 million from 2000 due to lower actual results compared to profitability objectives.

Other Income (Expense). Other income (expense) for 2001 increased to $3.3 million compared with an expense of $10.5 million for 2000. Other income (expense) in 2001 includes a pre-tax gain on the sale of property of $3.1 million ($2.0 million after-tax) in Europe. Other income (expense) in 2000 included a net charge of $13.4 million ($8.1 million after-tax) principally related to the costs associated with the lapsed Charter offer, offset by net proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers.

Interest Expense. Interest expense decreased $1.9 million, or 25.7% in 2001 from $7.4 million last year. The decrease in interest expense was commensurate with decreased short and long-term borrowings.

Income Taxes. Income taxes for 2001 were $32.4 million on income before income taxes of $116.0 million, an effective rate of 28.0%, as compared with income taxes of $43.6 million on income before income taxes of $121.7 million, or an effective rate of 35.8% for 2000. The decrease in the effective tax rate was primarily attributable to certain international tax deductions.

Net Income. Net income for 2001 of $83.6 million was $5.5 million higher than last year. Diluted earnings per share for 2001 increased to $1.96 per share from $1.83 per share in 2000. Net income in 2001 includes an after-tax gain of $1.2 million, without which net income would have been $82.3 million or $1.93 per share (diluted). The net income in 2000 included the charges mentioned above. Excluding the nonrecurring items in 2000, net income would have been $86.2 million or $2.02 per diluted share. The effect of foreign currency exchange rate movements on net income was not significant.

2000 COMPARED TO 1999

Net Sales. Net sales for 2000 declined 2.5% to $1,058.6 million from $1,086.2 million in 1999. Excluding the results of the divested motor business, sales in 1999 would have been $1,064.4 million, a year-over-year decrease of 0.5%. Third-party sales from U.S. operations declined by 5.2% to $705.1 million from $744.0 million in 1999. U.S. domestic sales declined 4.9% from 1999. Excluding the results of the divested motor business, third party sales from U.S. operations and U.S. domestic sales declined 2.4% and 1.7%, respectively. The decline was due to lower demand from industrial customers and distributors. U.S. exports were down 8.8% to $60.2 million in 2000, compared with $66.0 million in 1999. Non-U.S. third-party sales increased 3.3% to $353.5 million from $342.2 million in 1999. Manufacturing capacity expansion in Canada, Mexico and Asia positively impacted sales for 2000, and the February 2000 acquisition of C.I.F.E. S.r.l. in Italy contributed to the European sales increase. The strengthening of the U.S. dollar, particularly against the Euro, continued to negatively impact non-U.S. sales during 2000. Non-U.S. and export sales for 2000 amounted to 39.1% of the Company’s total sales.

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

Selling, General and Administrative (SG&A) Expenses. Selling, general and administrative expenses were $216.2 million in 2000, or 20.4% of sales, as compared to $223.8 million, or 20.6% of sales in 1999. Included in SG&A expenses were the costs related to the Company’s discretionary employee bonus program, net of hospitalization costs. The reduction in SG&A expenses were due to lower sales volume, continuing expense reduction efforts and reduced bonus expense, offset in part by increased foreign currency transaction losses. Bonus costs in 2000 were down $5.6 million from 1999 due to lower achievement versus profitability objectives. The strengthening U.S. dollar reduced SG&A costs for non-U.S. operations by $7.7 million.

Interest Income. Interest income decreased $0.7 million, or 50%, to $0.7 million in 2000. The decline reflects reduced levels of cash investments due to capital expenditures and purchase of treasury shares.

Other Income (Expense). Other income (expense) includes a net charge of $13.4 million ($8.1 million after-tax) principally related to the costs associated with the lapsed Charter offer, offset by net proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers.

Interest Expense. Interest expense increased $1.9 million or 34.5% to $7.4 million in 2000. The increase in interest expense corresponded to higher debt levels incurred in 2000 to fund share repurchases, the acquisition of C.I.F.E. S.r.l. and a 35% interest in Kuang Tai during the first quarter of 2000.

Income Taxes. Income taxes in 2000 were $43.6 million on income before income taxes of $121.7 million, an effective rate of 35.8%, as compared with income taxes of $40.3 million on income before income taxes of $114.2 million, or an effective tax rate of 35.3%. The increase in the effective tax rate was due to the current inability to utilize non-U.S. tax loss carryforwards.

Net Income. Net income was $78.1 million and $73.9 million in 2000 and 1999, respectively. Excluding the non-recurring items from 2000 and the charges for the motor disposal from 1999, net income would have been $86.2 million in 2000 and $93.7 million in 1999. The effect of exchange rate movements on net income was not material for 2000 or 1999.

LIQUIDITY AND CAPITAL RESOURCES

During 2001, the Company’s debt levels decreased 45.8% from $93.7 million at December 31, 2000, to $50.8 million at December 31, 2001. Total percent of debt to total capitalization decreased to 9.2% at December 31, 2001, from 17.3% at December 31, 2000. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $120.2 million in 2001, a decrease of $0.6 million from $120.8 million in 2000.

Capital expenditures during 2001 were $36.7 million, a 5.5% increase from 2000. The increase was largely related to manufacturing equipment upgrades.

During December 2001, the Company acquired 100% of Messer Soldaduras de Venezuela S.A., a leading manufacturer of consumable welding products located in Venezuela, for $3.4 million, including assumed debt. Annual sales were approximately $10 million in 2001.

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for $7.8 million, including assumed debt. Annual sales were approximately $14 million in 2001.

During March 2002, the Company expects to issue Senior Unsecured Notes (the “Notes”) totaling approximately $150 million through a private placement. The Company anticipates that the Notes will have maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of approximately 8 years. The proceeds will be used for general corporate purposes. The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During the first quarter of 2000, the Company acquired a 35% interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16.8 million and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire for $19.5 million, including assumed debt.

During 2001, the Company purchased 114,079 shares of its common stock on the open market at a cost of $2.4 million, bringing the total shares purchased to 7,239,459 at a cost of $145.6 million through December 31, 2001. The Company is authorized to purchase up to an additional 2,760,541 shares under the share repurchase program. See Note B to the Consolidated Financial Statements.

A total of $25.4 million in dividends was paid during 2001. In January 2002, the Company paid the quarterly cash dividend of 15 cents per share to shareholders of record on December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting be used for all business combinations completed after June 30, 2001. Goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company currently evaluates goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $1.6 million ($0.04 per share) per year. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result of these tests, the Company expects to reduce goodwill by approximately $39 million. The initial adjustment, which will be recorded in the first quarter of 2002, will be treated as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The effective date for the Company will be January 1, 2003. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No 30. The effective date for the Company will be January 1, 2002. The Company does not expect the adoption of this Statement to have a material impact on the financial statements of the Company.

LITIGATION

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.

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

Item 7a. Market Risk

The Company’s primary financial market risks include fluctuations in currency exchange rates, commodity prices and interest rates. The Company manages these risks by using derivative financial instruments in accordance with established policies and procedures. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During 2001, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At December 31, 2001, the Company had approximately $41 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at December 31, 2001 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2001, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and short-term investment portfolio at December 31, 2001, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

At December 31, 2001, the fair value of Notes payable to banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at December 31, 2001, and was not materially different from the year-end carrying value.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 2002. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Report of Independent Auditors

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Income — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements — December 31, 2001

(a) (2)	Financial Statement Schedules

The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a) (3)	Exhibits

Exhibit No.	Description

3(a)	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).

3(b)	Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(a)	Credit Agreement dated December 20, 1995 among the Company, the Banks listed on the signature page thereof, and Society National Bank, as Agent (filed as Exhibit 4(b) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as amended by Amendment No. 2 dated May 8, 1998; and as further amended by Amendment No. 3 dated October 23, 1998 (filed as Exhibit 10(b) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(b)	Lincoln Electric Holdings, Inc. 1998 Stock Option Plan (filed as Annex F to the Registration Statement on Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, incorporated herein by reference and made a part hereof).

10(c)	The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(d)	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference).

Exhibit No.	Description

10(e)	The Lincoln Electric Company Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(c) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(f)	The Lincoln Electric Company Deferred Compensation Plan, as amended (filed as Exhibit 10(d) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof); as amended by Amendment No. 4 dated as of January 1, 1998; and as further amended by Amendment No. 5 dated as of January 1, 1998 (filed as Exhibit 10(g) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(g)	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(h)	Description of Long Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(i)	Description of Non-Employee Directors’ Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as adopted by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption dated December 29, 1998 (filed as Exhibit 10(j) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(j)	The Lincoln Electric Company Non-Employee Directors’ Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as amended by Amendment No. 1 dated as of December 29, 1998 (filed as Exhibit 10(k) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(k)	Letter of Employment between Anthony A. Massaro and Lincoln Electric Holdings, Inc. dated March 7, 2000 (filed as Exhibit 10(k) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(l)	Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10(m)	The Lincoln Electric Company Executive Benefit Plan (filed as Exhibit 10(l) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(n)	Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Massaro, Stropki, Elliott, Stueber and Vogt) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended September 30, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(o)	Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(p)	Stock Option Plan for Non-employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

(b)	The Company did not file any reports on Form 8-K during the fourth quarter of 2001.
(c)	The exhibits which are listed under Item 14 (a) (3) are filed in a separate section of the report following the signature pages or incorporated by reference herein.
(d)	The financial statement schedule which is listed under item 14 (a) (2) is filed in a separate section of the report following the signature page.

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

LINCOLN ELECTRIC HOLDINGS, INC. (Registrant)

By:	/s/ H. JAY ELLIOTT H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2002.

/s/ ANTHONY A. MASSARO Anthony A. Massaro, Chairman of the Board, President and Chief Executive Officer (principal executive officer)	/s/ H. JAY ELLIOTT H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ JOHN M. STROPKI John M. Stropki, Director of the Company, Executive Vice President, President North America

/s/ HARRY CARLSON Harry Carlson, Director	/s/ G. RUSSELL LINCOLN G. Russell Lincoln, Director

/s/ RON CUCUZ Ron Cucuz, Director	/s/ KATHRYN JO LINCOLN Kathryn Jo Lincoln, Director

/s/ DAVID H. GUNNING David H. Gunning, Director	/s/ HENRY L. MEYER III Henry L. Meyer III, Director

/s/ EDWARD E. HOOD, JR Edward E. Hood, Jr., Director	/s/ HELLENE S.RUNTAGH Hellene S. Runtagh, Director

/s/ PAUL E. LEGO Paul E. Lego, Director	/s/ FRANK L. STEINGASS Frank L. Steingass, Director

/s/ DAVID C. LINCOLN David C. Lincoln, Director

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(c) AND 14(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2001

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated financial statements of Lincoln Electric Holdings, Inc. and subsidiaries listed in the accompanying Index to Financial Statements at Item 14 (a)(1). Our audits also included the financial statement schedule listed in the Index at Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
January 30, 2002

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000

	(In thousands of dollars)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$23,493	$11,319

Accounts receivable (less allowances of $4,811 in 2001; $4,708 in 2000)	154,094	153,253

Inventories

Raw materials and in-process	73,038	82,398

Finished goods	91,465	101,775

	164,503	184,173

Deferred income taxes	11,996	25,767

Other current assets	30,248	26,532

TOTAL CURRENT ASSETS	384,334	401,044

PROPERTY, PLANT AND EQUIPMENT

Land	12,210	12,564

Buildings	134,981	130,632

Machinery and equipment	435,074	416,502

	582,265	559,698

Less: accumulated depreciation and amortization	311,294	290,685

	270,971	269,013

OTHER ASSETS

Goodwill	40,416	41,173

Prepaid pension costs	38,784	30,685

Equity investments in affiliates	26,157	27,391

Other	20,649	20,973

	126,006	120,222

TOTAL ASSETS	$781,311	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000

	(In thousands of dollars,
	except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable to banks	$13,163	$42,549

Trade accounts payable	67,569	62,736

Accrued employee compensation and benefits	29,741	33,260

Accrued expenses	13,519	14,608

Taxes, including income taxes	34,216	47,882

Dividend payable	6,355	6,351

Other current liabilities	22,788	28,369

Current portion of long-term debt	13,434	12,593

TOTAL CURRENT LIABILITIES	200,785	248,348

Long-term debt, less current portion	24,181	38,550

Deferred income taxes	31,751	28,963

Other long-term liabilities	25,896	27,117

SHAREHOLDERS’ EQUITY

Preferred Shares, without par value — at stated capital amount:

Authorized — 5,000,000 shares in 2001 and 2000;

Issued and Outstanding — none	—	—

Common Shares, without par value — at stated capital amount:

Authorized — 120,000,000 shares in 2001 and 2000;

Issued — 49,282,306 shares in 2001 and 2000;

Outstanding — 42,369,145 shares in 2001 and 42,338,803 shares in 2000	4,928	4,928

Additional paid-in capital	105,380	104,893

Retained earnings	594,701	537,271

Accumulated other comprehensive income	(66,726)	(59,988)

Treasury shares, at cost - 6,913,161 shares in 2001 and 6,943,503 in 2000	(139,585)	(139,803)

TOTAL SHAREHOLDERS’ EQUITY	498,698	447,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$781,311	$790,279

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999

	(In thousands of dollars, except per share data)

Net sales	$978,877	$1,058,601	$1,086,176

Cost of goods sold	671,551	703,503	714,397

Gross profit	307,326	355,098	371,779

Selling, general & administrative expenses	190,161	216,217	223,761

Loss on disposal of motor business	—	—	32,015

Operating income	117,165	138,881	116,003

Other income (expense):

Interest income	1,122	732	1,413

Other income (expense)	3,291	(10,553)	2,352

Interest expense	(5,537)	(7,383)	(5,517)

	(1,124)	(17,204)	(1,752)

Income before income taxes	116,041	121,677	114,251

Income taxes	32,452	43,585	40,311

Net income	$83,589	$78,092	$73,940

Basic earnings per share	$1.97	$1.83	$1.63

Diluted earnings per share	$1.96	$1.83	$1.62

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
(in thousands of dollars,	Common	Paid-in	Retained	Comprehensive	Treasury
except per share data)	Shares	Capital	Earnings	Income	Shares	Total

Balance January 1, 1999	$4,928	$104,641	$432,283	$(28,251)	$(22,668)	$490,933

Comprehensive income

Net income			73,940			73,940

Minimum pension liability adjustment				(792)		(792)

Currency translation adjustment				(14,481)		(14,481)

Total comprehensive income						58,667

Cash dividends declared — $0.50 per share			(22,520)			(22,520)

Net shares issued under certain benefit plans		250	(240)		1,530	1,540

Purchase of shares for treasury					(77,105)	(77,105)

Balance December 31, 1999	4,928	104,891	483,463	(43,524)	(98,243)	451,515

Comprehensive income

Net income			78,092			78,092

Minimum pension liability adjustment				(429)		(429)

Currency translation adjustment				(16,035)		(16,035)

Total comprehensive income						61,628

Cash dividends declared — $0.57 per share			(24,157)			(24,157)

Net shares issued under certain benefit plans		2	(127)		645	520

Purchase of shares for treasury					(42,205)	(42,205)

Balance December 31, 2000	4,928	104,893	537,271	(59,988)	(139,803)	447,301

Comprehensive income

Net income			83,589			83,589

Minimum pension liability adjustment				(514)		(514)

Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax				226		226

Currency translation adjustment				(6,450)		(6,450)

Total comprehensive income						76,851

Cash dividends declared — $0.60 per share			(25,422)			(25,422)

Net shares issued under certain benefit plans		487	(737)		2,643	2,393

Purchase of shares for treasury					(2,425)	(2,425)

Balance December 31, 2001	$4,928	$105,380	$594,701	$(66,726)	$(139,585)	$498,698

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999

	(In thousands of dollars)

OPERATING ACTIVITIES

Net income	$83,589	$78,092	$73,940

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	36,205	34,712	29,122

Deferred income taxes	16,516	(2,286)	862

(Gain) loss on sale of fixed assets and motor business	(2,574)	(520)	31,276

Changes in operating assets and liabilities net of effects from acquisitions:

(Increase) decrease in accounts receivable	(742)	1,905	(16,077)

Decrease (increase) in inventories	18,653	6,005	(30,169)

Decrease (increase) in other current assets	(3,716)	(4,659)	(7,478)

Increase (decrease) in accounts payable	4,647	(4,963)	6,286

(Decrease) increase in other current liabilities	(22,209)	12,030	(7,445)

Gross change in other long-term assets and liabilities	(10,002)	(7,528)	2,395

Other, net	(136)	8,046	(1,640)

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,231	120,834	81,072

INVESTING ACTIVITIES

Capital expenditures	(36,723)	(34,800)	(63,323)

Acquisitions of businesses and equity investments	(3,990)	(18,903)	—

Proceeds from sale of fixed assets and businesses	4,775	1,627	36,356

Other	(50)	6	264

NET CASH (USED) BY INVESTING ACTIVITIES	(35,988)	(52,070)	(26,703)

FINANCING ACTIVITIES

Proceeds from short-term borrowings	50,542	47,046	124,392

Payments on short-term borrowings	(44,299)	(48,972)	(121,036)

Notes payable to banks — net	(35,280)	29,270	10,087

Proceeds from long-term borrowings	71	54,294	46,925

Payments on long-term borrowings	(17,410)	(80,266)	(46,129)

Reissue (purchase) of shares for treasury	(536)	(41,560)	(75,575)

Cash dividends paid	(25,418)	(24,034)	(22,063)

Other	(15)	(442)	(707)

NET CASH (USED) BY FINANCING ACTIVITIES	(72,345)	(64,664)	(84,106)

Effect of exchange rate changes on cash and cash equivalents	276	(1,456)	(683)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,174	2,644	(30,420)

Cash and cash equivalents at beginning of year	11,319	8,675	39,095

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,493	$11,319	$8,675

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2001

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) after elimination of all significant intercompany accounts, transactions and profits. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in Other long-term liabilities.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2001 and 2000, approximately 57% and 59%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $39,703 at December 31, 2001 and $39,746 at December 31, 2000.

Equity Investments: Investments in businesses in which the Company holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. Under the equity method, the investment is carried at cost plus the Company’s proportionate share of the net income or loss of the business since the date of acquisition.

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

Goodwill: The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis over periods not exceeding 40 years. Amounts are stated net of accumulated amortization of $14,120 and $12,552 in 2001 and 2000, respectively.

In the first quarter of 2002, the Company will adopt SFAS No. 142,“Goodwill and Other Intangible Assets”. Goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. As a result of adoption, the Company expects to record a reduction to goodwill of approximately $39,000 in the first quarter of 2002. The adjustment will be treated as a cumulative effect of a change in accounting principle. (See “New Accounting Pronouncements” below).

Long-lived Assets: The carrying value of long-lived assets is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred utilizing relevant cash flow and profitability information. Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. During the first quarter of 2002, the Company will adopt SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. (See “New Accounting Pronouncements” below). The Company does not expect the adoption of this Statement to have a material impact on the financial statements of the Company.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Revenue Recognition: The Company recognizes revenue when product is shipped and title is transferred to the customer.

Distribution Costs: Distribution costs, including warehousing and freight related to product shipments, is included in Cost of goods sold.

Translation of Foreign Currencies: Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at monthly exchange rates. Translation adjustments are reflected as a component of shareholders’ equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts, and translation adjustments are included in net income.

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

The Company recognizes derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

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

Research and Development: Research and development costs, which are expensed as incurred, were $17,946 in 2001, $16,604 in 2000 and $15,403 in 1999.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Earnings per Share: The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	2001	2000	1999

Numerator:

Net income	$83,589	$78,092	$73,940

Denominator:

Denominator for basic earnings per share — Weighted-average shares outstanding	42,375	42,670	45,445

Effect of dilutive securities — Employee stock options	235	20	130

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	42,610	42,690	45,575

Basic earnings per share	$1.97	$1.83	$1.63

Diluted earnings per share	$1.96	$1.83	$1.62

Reclassification: Certain reclassifications have been made to prior-year financial statements to conform to current year classifications.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting be used for all business combinations completed after June 30, 2001. Goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company currently evaluates goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $1,567 ($0.04 per share) per year. The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result of these tests, the Company expects to reduce goodwill by approximately $39,000. The initial adjustment, which will be recorded in the first quarter of 2002, will be treated as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The effective date for the Company will be January 1, 2003. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES — (Continued)

provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The effective date for the Company will be January 1, 2002. The Company does not expect the adoption of this Statement to have a material impact on the financial statements of the Company.

Other: Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $31,947 in 2001, $54,509 in 2000 and $60,074 in 1999.

NOTE B — SHAREHOLDERS’ EQUITY

In 1999, the Board of Directors authorized an additional share repurchase program of up to 5,000,000 shares of the Company’s outstanding Common Shares to satisfy obligations under its stock option plans. This share repurchase program is in addition to the 5,000,000 shares authorized for repurchase by the Board of Directors in September 1998. In May 2000, the Company suspended the share repurchase program, pending the outcome of the proposed Charter plc acquisition (see Note H), but re-instituted the program in December 2000 subsequent to the lapse of the offer. The Company purchased 114,079 shares at an average cost of $21.27 per share in 2001, bringing the total shares purchased through December 31, 2001, to 7,239,459 at an average cost of $20.11 per share.

NOTE C — STOCK PLANS

The 1998 Stock Option Plan (“Stock Option Plan”) was adopted by the shareholders to replace The Lincoln Electric Company 1988 Incentive Equity Plan (“Incentive Equity Plan”) which expired in May 1998. The Stock Option Plan provides for the grant of options for 5,000,000 shares of Company stock to key employees over a ten-year period. The following table summarizes the option activity for the three years ended December 31, 2001, under all Plans:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	2,218,793	$16.76	1,567,334	$18.13	1,186,530	$17.27

Options granted	694,390	$21.65	787,375	$13.60	459,100	$19.88

Options exercised	(171,082)	$14.91	(29,876)	$14.08	(78,296)	$15.26

Options canceled	(5,850)	$17.56	(106,040)	$14.36	—	—

Balance, end of year	2,736,251	$18.12	2,218,793	$16.76	1,567,334	$18.13

Exercisable at end of year	1,430,280	$17.75	1,065,512	$17.82	864,405	$16.30

During 1996, options for 335,180 shares were granted to employees in settlement of a lawsuit over performance awards relating to prior years. Exercise prices are $15.00 and $17.00 per share. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. At December 31, 2001 and 2000, there were 124,554 and 169,982, respectively, of these options outstanding.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE C — STOCK PLANS — (Continued)

All other options granted under both the Stock Option Plan and the Incentive Equity Plan are outstanding for a term of ten years from the date of grant. The majority of the options granted under both plans vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s shares at the date of grant. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has continued to record stock-based compensation in accordance with the intrinsic value method established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized upon the award of these stock options.

SFAS No. 123 requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share using the Black-Scholes option pricing model. For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting periods.

	2001		2000		1999

	Pro Forma	Reported	Pro Forma	Reported	Pro Forma	Reported

Net income	$81,167	$83,589	$76,413	$78,092	$72,513	$73,940

Basic earnings per share	1.92	1.97	1.79	1.83	1.60	1.63

Diluted earnings per share	1.90	1.96	1.79	1.83	1.59	1.62

Weighted-average fair value of options granted during the year	9.52	—	5.59	—	7.83	—

In estimating the fair value of options granted, an expected option life of ten years was used. The other weighted-average assumptions were as follows:

	2001	2000	1999

Expected volatility	43.13%	42.60%	34.90%

Dividend yield	2.45%	2.90%	2.72%

Risk-free interest rate	5.11%	5.17%	6.41%

The Stock Option Plan for Non-Employee Directors (“Directors Stock Option Plan”) was adopted in May 2000 to replace The Lincoln Non-Employee Directors Restricted Stock Plan, which was terminated. The Directors Stock Option Plan provides for the grant of stock options for the purchase of up to an aggregate of 500,000 Common Shares. Options issued under the Directors Stock Option Plan were 34,000 in 2001 and 18,000 in 2000. Shares issued in connection with The Lincoln Non-Employee Directors’ Restricted Stock Plan were 5,335 in 2000 and 5,174 in 1999. Forfeitures under the service requirements of the plan were 1,644 in 2000.

At December 31, 2001, there were 3,264,435 shares of common stock available for future grant under all plans, and the weighted-average remaining contractual life of outstanding options was 7.9 years. The price range of all outstanding options was $13.50 to $22.80.

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 6,271, 26,559 and 18,313 shares purchased in 2001, 2000 and 1999, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE D — SHORT-TERM AND LONG-TERM DEBT

At December 31, 2001 and 2000, long-term debt consisted of the following:

	2001	2000

8.73% Senior Note due 2003 (two equal annual principal payments remaining)	$18,750	$28,125

Foreign borrowings due through 2009, interest at 2.6% to 12.4% (1.5% to 12.4% in 2000)	11,112	14,430

Other borrowings due through 2023, interest at 2.0% to 7.9%	7,753	8,588

	37,615	51,143

Less current portion	13,434	12,593

Total	$24,181	$38,550

The Company’s $200,000 unsecured, multi-currency Credit Agreement expires June 30, 2002. The Company had no outstanding borrowings under the Credit Agreement at December 31, 2001 and 2000. The terms of the Credit Agreement provide for annual extensions. The interest rate on outstanding borrowings is determined based upon defined leverage rates for the pricing options selected. The interest rate can range from the London Interbank Offered Rate (“LIBOR”) plus 0.165% to LIBOR plus 0.25% depending upon the defined leverage rate. The agreement also provides for a facility fee ranging from 0.085% to 0.15% per annum based upon the daily aggregate amount of the commitment. The Credit Agreement and the 8.73% Senior Note due in 2003 contain financial covenants that require the same interest coverage and funded debt-to-capital ratios.

At December 31, 2001, the Company had no borrowings under short-term credit lines in the United States, with uncommitted borrowing capacity of $25,000. Short-term borrowings of foreign subsidiaries, included in Notes payable to banks, were $13,163 and $42,549 at December 31, 2001 and 2000, at weighted-average interest rates of 8.06% and 7.4%, respectively. Uncommitted additional borrowing capacity of foreign subsidiaries was $9,367 at December 31, 2001.

Maturities of long-term debt for the five years succeeding December 31, 2001 are $13,434 in 2002, $13,659 in 2003, $3,603 in 2004, $1,266 in 2005, $1,254 in 2006 and $4,399 thereafter. Total interest paid was $5,447 in 2001, $6,957 in 2000 and $5,534 in 1999.

NOTE E — INCOME TAXES

The components of income before income taxes are as follows:

		2001	2000	1999

U.S		$96,397	$105,181	$91,236

Non-U.S		19,644	16,496	23,015

	Total	$116,041	$121,677	$114,251

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE E — INCOME TAXES (continued)

Components of income tax expense (benefit) are as follows:

	2001	2000	1999

Current:

Federal	$10,029	$32,159	$28,620

Non-U.S.	5,266	9,278	4,838

State and local	614	4,198	6,090

	15,909	45,635	39,548

Deferred:

Federal	12,700	333	(2,463)

Non-U.S.	1,604	(2,051)	3,325

State and local	2,239	(332)	(99)

	16,543	(2,050)	763

Total	$32,452	$43,585	$40,311

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	2001	2000	1999

Statutory rate of 35% applied to pre-tax income	$40,614	$42,587	$39,988

Effect of state and local income taxes, net of Federal tax benefit	1,854	2,513	3,894

Taxes in excess of (less than) the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards and losses with no benefit	(5)	1,454	218

Foreign sales corporation	(5,319)	(1,437)	(1,460)

Other — net	(4,692)	(1,532)	(2,329)

Total	$32,452	$43,585	$40,311

Effective tax rate	28.0%	35.8%	35.3%

Total income tax payments, net of refunds, were $25,404 in 2001, $35,699 in 2000 and $34,361 in 1999.

At December 31, 2001, certain non-U.S. subsidiaries had tax loss carryforwards of approximately $53,562 that expire in various years from 2002 through 2011, except for $30,768 for which there is no expiration date.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE E — INCOME TAXES (continued)

Significant components of deferred tax assets and liabilities at December 31, 2001 and 2000, were as follows:

	2001	2000

Deferred tax assets:

Tax loss and credit carryforwards	$18,245	$19,140

State income taxes	2,541	2,765

Other accruals	14,948	22,654

Employee benefits	6,380	7,131

Pension obligations	5,183	5,013

Other	13,884	22,836

	61,181	79,539

Valuation allowance	(14,198)	(16,093)

	46,983	63,446

Deferred tax liabilities:

Property, plant and equipment	(22,435)	(22,902)

Pension obligations	(14,945)	(11,920)

Other	(29,357)	(31,820)

	(66,737)	(66,642)

Total	$(19,754)	$(3,196)

The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested in properties, plant and working capital. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

NOTE F — RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE F — RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS —
(Continued)

The changes in the pension plans’ benefit obligations were as follows:

	2001	2000

Obligation at January 1	$445,634	$423,132

Service cost	11,768	12,321

Interest cost	31,783	31,077

Participant contributions	667	397

Plan amendments	189	278

Actuarial loss	10,062	8,918

Benefit payments	(23,148)	(25,453)

Currency translation	(1,537)	(5,036)

Obligation at December 31	$475,418	$445,634

The changes in the fair values of the pension plans’ assets were as follows:

	2001	2000

Plan assets at January 1	$452,697	$475,811

Actual return on plan assets	(12,057)	491

Employer contributions	12,079	7,223

Participant contributions	668	397

Benefit payments	(23,148)	(25,453)

Currency translation	(1,779)	(5,772)

Plan assets at December 31	$428,460	$452,697

The funded status of the pension plans was as follows:

	2001	2000

Plan assets (less than) in excess of projected benefit obligations	$(46,958)	$7,064

Unrecognized net loss	67,594	5,320

Unrecognized prior service cost	8,531	9,673

Unrecognized transition assets, net	(861)	(1,313)

Prepaid pension expense recognized in the balance sheet	$28,306	$20,744

The prepaid pension expense recognized in the consolidated balance sheets was composed of:

	2001	2000

Prepaid pension cost	$38,784	$30,685

Accrued pension liability	(13,779)	(13,055)

Intangible asset	1,566	1,893

Accumulated other comprehensive income	1,735	1,221

Prepaid pension expense recognized in the balance sheet	$28,306	$20,744

A domestic non-qualified pension plan comprised the largest portion of the pension plans in which the accumulated benefit obligation (ABO) exceeded plan assets at December 31, 2001 and 2000. The aggregate ABO of that plan at December 31, 2001 and 2000, was $12,863 and $11,601, respectively; the aggregate fair value of plan assets was $0 at December 31, 2001 and 2000. The projected benefit obligation for this plan was $13,100 and $12,128 at December 31, 2001 and 2000.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE F — RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS — (Continued)

A summary of the components of total pension expense was as follows:

	2001	2000	1999

Service cost — benefits earned during the year	$11,768	$12,321	$13,955

Interest cost on projected benefit obligation	31,783	31,077	29,618

Expected return on plan assets	(40,117)	(40,733)	(37,148)

Amortization of transition asset	(426)	(436)	(453)

Amortization of prior service cost	1,339	1,177	1,272

Amortization of net (gain) loss	(21)	(209)	347

Net pension cost of defined benefit plans	4,326	3,197	7,591

Defined contribution plans	3,629	2,040	2,393

Total pension expense	$7,955	$5,237	$9,984

Weighted-average assumptions used in accounting for the defined benefit plans as of December 31, 2001 and 2000, were as follows:

	2001	2000

Discount rate	7.2%	7.4%

Rate of increase in compensation	4.9%	4.9%

Expected return on plan assets	9.1%	8.9%

U.S. plan assets consist of fixed income and equity securities. Non-U.S. plan assets are invested in non-U.S. insurance contracts and non-U.S. equity and fixed income securities. The Company does not have, and does not provide for, any postretirement or postemployment benefits other than pensions.

The Cleveland, Ohio, area operations have a Guaranteed Continuous Employment Plan covering substantially all employees which, in general, provides that the Company will provide work for at least 75% of every standard work week (presently 40 hours). This plan does not guarantee employment when the Company’s ability to continue normal operations is seriously restricted by events beyond the control of the Company. The Company has reserved the right to terminate this plan effective at the end of a calendar year by giving notice of such termination not less than six months prior to the end of such year.

NOTE G — SEGMENT INFORMATION

The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding products. The Company manages its operations by geographic location and has three reportable segments: the United States, Europe and all other foreign countries. Each operating unit is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market sophistication. Segment performance and resource allocation is measured based on income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note A — Significant Accounting Policies. Financial information for the reportable segments follows:

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE G — SEGMENT INFORMATION — (Continued)

	United		Other
	States	Europe	Countries	Eliminations	Consolidated

2001:

Net sales to unaffiliated customers	$639,914	$180,087	$158,876	$—	$978,877

Inter-segment sales	57,015	9,893	29,447	(96,355)	—

Total	$696,929	$189,980	$188,323	$(96,355)	$978,877

Income before interest and income taxes	$91,548	$13,194	$15,860	$(146)	$120,456

Interest income					1,122

Interest expense					(5,537)

Income before income taxes					$116,041

Total assets	$488,992	$180,101	$164,413	$(52,195)	$781,311

Capital expenditures	26,620	5,365	3,914	824	36,723

Depreciation and amortization	25,696	5,763	5,347	(601)	36,205

2000

Net sales to unaffiliated customers	$705,086	$185,340	$168,175	$—	$1,058,601

Inter-segment sales	70,146	12,108	21,936	(104,190)	—

Total	$775,232	$197,448	$190,111	$(104,190)	$1,058,601

Income before interest and income taxes	$104,238	$12,458	$10,650	$982	$128,328

Interest income					732

Interest expense					(7,383)

Income before income taxes					$121,677

Total assets	$507,826	$184,703	$189,253	$(91,503)	$790,279

Capital expenditures	20,742	3,545	10,425	88	34,800

Depreciation and amortization	23,806	6,191	5,381	(666)	34,712

1999:

Net sales to unaffiliated customers	$744,035	$186,615	$155,526	$—	$1,086,176

Inter-segment sales	62,439	9,668	16,378	(88,485)	—

Total	$806,474	$196,283	$171,904	$(88,485)	$1,086,176

Income before interest and income taxes	$97,143	$11,910	$9,811	$(509)	$118,355

Interest income					1,413

Interest expense					(5,517)

Income before income taxes					$114,251

Total assets	$543,948	$164,978	$140,064	$(73,591)	$775,399

Capital expenditures	38,996	7,045	19,008	(1,726)	63,323

Depreciation and amortization	18,645	6,847	4,255	(625)	29,122

Segment income before interest and income taxes has been restated in prior years to exclude the effect of intercompany royalties. The European segment for 2001 includes a pre-tax gain of $3,087 relating to the sale of property and a pre-tax charge of $1,144 relating to severance and redundancy charges. The United States segment for 2000 included a net charge of $13,399 for costs associated with the lapsed Charter plc offer, net of proceeds from settlement of a dispute with one of the Company’s product liability insurance carriers. The United States

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE G — SEGMENT INFORMATION — (Continued)

segment for 1999 included a $32,015 charge related to the sale of the motor business. See Note H for further information.

Inter-segment sales between reportable segments are accounted for at prices comparable to normal customer sales and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $58,489 in 2001, $60,223 in 2000 and $66,019 in 1999. No individual customer comprised more than 10% of the Company’s total revenues for the three years ended December 31, 2001.

The geographic split of the Company’s net sales, based on country of origin, and property, plant and equipment was as follows:

	2001	2000	1999

Net sales:

United States	$581,425	$644,863	$678,017

Foreign countries	397,452	413,738	408,159

Total	$978,877	$1,058,601	$1,086,176

Property, plant and equipment:

United States	$177,823	$172,838	$176,256

Foreign countries	97,434	99,706	99,494

Eliminations	(4,286)	(3,531)	(4,960)

Total	$270,971	$269,013	$270,790

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material for disclosure.

NOTE H — ACQUISITIONS AND DIVESTITURE

In December 2001, the Company acquired 100% of Messer Soldaduras de Venezuela S.A., a leading manufacturer of consumable welding products located in Venezuela, for $3,382, including assumed debt. Annual sales were approximately $10,000 in 2001.

On April 26, 2000, the Company made a cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company. In October 2000, the Company’s offer to purchase Charter plc lapsed. As a result, the acquisition was not completed and the Company recorded an additional after-tax charge of $11,608 ($0.27 per diluted share) during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid. For the year, the Company recorded total non-recurring charges of $13,399 ($8,126 after-tax) in Other income (expense). Of this amount, the quarter ended June 30, 2001, included a net gain of $10,183 ($6,273 after-tax) principally related to proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers. In addition, the quarter ended September 30, 2000, included a net charge of $4,396 ($2,791 after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid. During the period in which the Charter acquisition was pending, the Company had suspended dividend payments and its share repurchase program; both were re-instituted in December 2000 upon lapse of the offer.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE H — ACQUISITIONS AND DIVESTITURE — (Continued)

During the first quarter of 2000, the Company acquired a 35% equity interest in Kuang Tai, a Taiwan-based manufacturer of welding wire for $16,774 and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire for $19,510, including assumed debt which was accounted for as a purchase.

On May 28, 1999 the Company sold its motor business to Regal-Beloit, Inc. The Company recorded a pre-tax charge of $32,015 ($19,721 after-tax, or $0.43 per diluted share) reflecting the loss on the sale of motor business assets. The results of operations from the motor business were not material to the Company for the year ended December 31, 1999.

NOTE I — FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, short- and long-term debt and forward contracts. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies that require judgment.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The total notional value of forward currency exchange contracts was $41,032 at December 31, 2001 and $28,312 at December 31, 2000, which approximated fair value.

The carrying amounts and estimated fair value of the Company’s significant financial instruments at December 31, 2001 and 2000, were as follows:

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Cash and cash equivalents	$23,493	$23,493	$11,319	$11,319

Notes payable to banks	13,163	13,163	42,549	42,549

Long-term debt (including current portion)	37,615	37,289	51,143	51,286

NOTE J — OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $8,887 in 2001, $8,931 in 2000 and $8,902 in 1999.

At December 31, 2001, total future minimum lease payments for noncancelable operating leases were $6,982 in 2002, $6,247 in 2003, $5,158 in 2004, $4,053 in 2005, $1,558 in 2006 and $279 thereafter.

NOTE K — CONTINGENCIES

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE K — CONTINGENCIES — (Continued)

Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.

NOTE L — QUARTERLY FINANCIAL DATA (UNAUDITED)

2001	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$252,623	$249,346	$239,915	$236,993

Gross profit	83,433	79,992	73,185	70,716

Income before income taxes	31,444	31,162	24,831	28,604

Net income	21,980	21,782	19,193	20,634

Basic earnings per share	$0.52	$0.51	$0.45	$0.49

Diluted earnings per share	$0.52	$0.51	$0.45	$0.48

2000	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$281,804	$274,238	$251,198	$251,361

Gross profit	96,115	91,973	81,151	85,859

Income before income taxes	38,373	46,268	24,682	12,354

Net income	24,398	29,358	15,675	8,661

Basic earnings per share	$0.56	$0.69	$0.37	$0.20

Diluted earnings per share	$0.56	$0.69	$0.37	$0.20

The quarter ended December 31, 2001, includes a net pre-tax gain of $1,943 ($1,263 after-tax) related to a $3,087 gain ($2,007 after-tax) on the sale of property, partially offset by a charge of $1,144 ($744 after-tax) relating to severance and redundancy costs in Europe.

The quarter ended June 30, 2000, includes a net gain of $10,183 ($6,273 after-tax) principally related to proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers.

The quarter ended September 30, 2000, includes a net charge of $4,396 ($2,791 after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid.

The quarter ended December 31, 2000, includes a charge of $19,186 ($11,608 after-tax) related to costs associated with the lapsed Charter plc bid.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE M — SUBSEQUENT EVENT

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for $7,780, including assumed debt. Annual sales were approximately $14,000 in 2001.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

(In thousands of dollars)

		Additions

			(1)
			Charged
	Balance at	Charged to	to other		Balance
	beginning	costs and	accounts	(2)	at end
Description	of period	expenses	(describe)	Deductions	of period

Allowance for doubtful accounts:

Year ended December 31, 2001	$4,708	$2,156	$(803)	$1,250	$4,811

Year ended December 31, 2000	$3,687	$2,332	$(192)	$1,119	$4,708

Year ended December 31, 1999	$3,563	$927	$(289)	$514	$3,687

(1)	— Currency translation adjustment.

(2)	— Uncollectable accounts written-off, net of recoveries.