Form 10-Q
period 2002-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2002-05-14
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2002	Commission File No. 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Ohio	34-1860551

(State of incorporation)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of principal executive offices)	(Zip Code)

(216) 481-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X    No

The number of shares outstanding of the issuer’s class of common stock as of March 31, 2002 was 42,291,221.

CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Part 1 – Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Market Risk
Part II – Other Information
SIGNATURE
EX-10(Q) - Note Purchase Agreement
EX-10(R) - Credit Agreement
EX-10(S) - Amended Deferred Compensation Plan
EX-10(T) - Amendment #1 Benefit Plan
EX-10(U) - Amended Supplemental Retirement Plan

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended March 31,

	2002	2001

Net sales	$248,343	$252,623
Cost of goods sold	174,295	169,190

Gross profit	74,048	83,433
Selling, general & administrative expenses	49,390	50,180
Rationalization charges (Note M)	10,468	—

Operating income	14,190	33,253
Other income / (expense):
Interest income	301	238
Other income (expense)	306	(247)
Interest expense	(1,476)	(1,800)

Total other income / (expense)	(869)	(1,809)

Income before income taxes	13,321	31,444
Income taxes	2,837	9,464

Income before the cumulative effect of a change in accounting principle	10,484	21,980
Cumulative effect of a change in accounting principle, net
of tax (Note B)	(37,607)	—

Net (loss) income	$(27,123)	$21,980

Per share amounts:
Basic (loss) earnings per share
Earnings per share before the cumulative effect of a change in accounting principle	$0.25	$0.52
Cumulative effect of a change in accounting principle, net of tax (Note D)	(0.89)	—

Basic (loss) earnings per share	$(0.64)	$0.52

Diluted (loss) earnings per share
Earnings per share before the cumulative effect of a change in accounting principle	$0.25	$0.52
Cumulative effect of a change in accounting principle, net of tax (Note D)	(0.88)	—

Diluted (loss) earnings per share	$(0.63)	$0.52

Cash dividends declared per share	$0.15	$0.15

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands of dollars)

	March 31,	December 31,
	2002	2001

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$174,380	$23,493
Accounts receivable (less allowances of $4,992 in 2002; $4,551 in 2001)	167,817	154,094
Inventories
Raw materials and in-process	74,506	73,038
Finished goods	92,956	91,465

	167,462	164,503

Deferred income taxes	15,131	11,996
Other current assets	18,975	23,589

TOTAL CURRENT ASSETS	543,765	377,675

PROPERTY, PLANT AND EQUIPMENT
Land	12,489	12,210
Buildings	136,124	134,981
Machinery and equipment	435,580	435,074

	584,193	582,265
Less: accumulated depreciation and amortization	316,272	311,294

	267,921	270,971

OTHER ASSETS
Goodwill, net	4,270	40,416
Prepaid pension costs	38,787	38,784
Equity investments in affiliates	26,056	26,157
Intangibles, net	6,666	5,846
Other	28,118	21,462

	103,897	132,665

TOTAL ASSETS	$915,583	$781,311

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands of dollars, except share data)

	March 31,	December 31,
	2002	2001

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable to banks	$11,808	$13,163
Trade accounts payable	65,381	67,569
Accrued employee compensation and benefits	39,036	26,456
Accrued expenses	12,396	13,519
Taxes, including income taxes	40,125	34,216
Dividend payable	6,343	6,355
Other current liabilities	28,649	22,788
Current portion of long-term debt	13,432	13,434

TOTAL CURRENT LIABILITIES	217,170	197,500

Long-term debt, less current portion	172,903	24,181
Deferred income taxes	32,005	31,751
Other long-term liabilities	33,443	29,181

SHAREHOLDERS’ EQUITY
Preferred Shares, without par value – at stated capital amount:
Authorized – 5,000,000 shares in 2002 and 2001; Issued and outstanding – none	—	—
Common Shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares in 2002 and 2001; Issued – 49,282,306 shares in 2002 and 2001; Outstanding – 42,291,221 shares in 2002 and 42,369,145 shares in 2001	4,928	4,928
Additional paid-in capital	105,610	105,380
Retained earnings	561,107	594,701
Accumulated other comprehensive income (loss)	(69,647)	(66,726)
Treasury shares, at cost – 6,991,085 shares in 2002 and 6,913,161 shares in 2001	(141,936)	(139,585)

TOTAL SHAREHOLDERS’ EQUITY	460,062	498,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$915,583	$781,311

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands of dollars)
(UNAUDITED)

	Three months ended March 31,

	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(27,123)	$21,980
Cumulative effect of a change in accounting principle, net of tax (See Note B)	37,607	—
Rationalization charges (see Note M)	10,468	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,976	8,923
Gain on disposal of fixed assets	(19)	(172)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(14,559)	(15,364)
(Increase) in inventories	(2,514)	(11,271)

Decrease in other current assets	4,522	4,052
(Decrease) increase in accounts payable	(2,756)	5,832
Increase (decrease) in other current liabilities	15,186	(598)
Gross change in other non-current assets and liabilities	(4,180)	(412)
Other – net	2,138	1,301

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,746	14,271

INVESTING ACTIVITIES
Capital expenditures	(5,562)	(7,784)
Acquisition	(8,009)	—
Proceeds from maturities of marketable securities	—	15
Proceeds from sale of fixed assets	509	301

NET CASH USED BY INVESTING ACTIVITIES	(13,062)	(7,468)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	12,324	11,900
Payments on short-term borrowings	(13,170)	(11,773)
Notes payable to banks – net	(709)	(2,457)
Proceeds from long-term borrowings	150,000	—
Payments on long-term borrowings	(1,050)	(573)
(Purchase) issuance of shares for treasury	(2,478)	629
Cash dividends paid	(6,355)	(6,351)
Other	(73)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	138,489	(8,625)

Effect of exchange rate changes on cash and cash equivalents	(2,286)	(387)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,887	(2,209)
Cash and cash equivalents at beginning of period	23,493	11,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,380	$9,110

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2002

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three-months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts have been reclassified in order to conform to current year presentation.

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE

Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.6 million ($0.04 per share) per year. The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on acquisition prices of comparable businesses, a non-cash impairment charge of $37.6 million or $0.88 per diluted share, net of tax benefits of $0.7 million, has been recorded as a cumulative effect of a change in accounting principle. This non-cash charge is primarily due to weak market conditions in the European region and the Company’s expectations of lower financial performance at these reporting units. The following table reflects net (loss) income adjusted to exclude amortization of goodwill and the cumulative effect of a change in accounting principle, net of tax, in the periods presented:

	For the Three Months Ended
	March 31,

($000’s, except for earnings per share amounts)	2002	2001

Net (loss) income, as reported	$(27,123)	$21,980
Add: Goodwill amortization	—	427

Adjusted net (loss) income	$(27,123)	$22,407
Add: Cumulative effect of a change in accounting principle, net of tax	37,607	—

Adjusted net income before the cumulative effect of a change in accounting principle	$10,484	$22,407

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE (continued)

	For the Three Months Ended
	March 31,

	2002	2001

Basic (Loss) Earnings Per Share:
Net (loss) income, as reported	$(0.64)	$0.52
Add: Goodwill amortization	—	0.01

Adjusted net (loss) income	(0.64)	0.53
Add: Cumulative effect of a change in accounting principle, net of tax	0.89	—

Adjusted net income before the cumulative effect of a change in accounting principle	$0.25	$0.53

Diluted (Loss) Earnings Per Share:
Net (loss) income, as reported	$(0.63)	$0.52
Add: Goodwill amortization	—	0.01

Adjusted net (loss) income	(0.63)	0.53
Add: Cumulative effect of a change in accounting principle, net of tax	0.88	—

Adjusted net income before the cumulative effect of a change in accounting principle	$0.25	$0.53

NOTE C – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of net goodwill by segment for the three months ended March 31, 2002 are as follows:

	United		Other	Consolidated
(Dollars in thousands)	States	Europe	Countries	Total

Balance as of January 1, 2002	$22,688	$17,027	$701	$40,416
Foreign exchange effect on prior balances		(656)	7	(649)
Goodwill acquired during the period	—	2,145	665	2,810
Impairment loss from adoption of SFAS No. 142	(22,688)	(14,812)	(807)	(38,307)

Balance as of March 31, 2002	$—	$3,704	$566	$4,270

Gross intangible assets as of March 31, 2002 of $13,789 include accumulated amortization of $7,123. Aggregate amortization expense was $260 and $270 for the three months ended March 31, 2002 and 2001, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 will be approximately $900.

NOTE D – (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended March 31,

	2002	2001

Numerator:
Income before the cumulative effect of a change in accounting principle	$10,484	$21,980
Cumulative effect of a change in accounting principle, net of tax	(37,607)	—

Net (loss) income	$(27,123)	$21,980

Denominator:
Denominator for basic earnings per share – Weighted-average shares outstanding	42,284	42,350
Effect of dilutive securities – Employee stock options	451	199

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	42,735	42,549

Basic (loss) earnings per share
Income before the cumulative effect of a change in accounting principle	$0.25	$0.52
Cumulative effect of a change in accounting principle, net of tax	(0.89)	—

Basic (loss) earnings per share	$(0.64)	$0.52

Diluted (loss) earnings per share
Income before the cumulative effect of a change in accounting principle	$0.25	$0.52
Cumulative effect of a change in accounting principle, net of tax	(0.88)	—

Diluted (loss) earnings per share	$(0.63)	$0.52

NOTE E – COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three months ended March 31,

(Dollars in thousands)	2002	2001

Net (loss) income	$(27,123)	$21,980
Other comprehensive (loss) income:
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(213)	(72)
Change in currency translation adjustment	(2,708)	(10,403)

Comprehensive (loss) income	$(30,044)	$11,505

NOTE F – INVENTORY VALUATION

The valuation of inventory under the Last-In, First-Out (LIFO) method is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations.

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at March 31, 2002 include provisions for year-end bonuses and related payroll taxes of approximately $13 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE H – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended March 31, 2002:
Net sales to unaffiliated customers	$155,576	$50,392	$42,375	$—	$248,343
Inter-segment sales	15,322	2,701	7,862	(25,885)	—

Total	$170,898	$53,093	$50,237	$(25,885)	$248,343

Income before interest and income taxes	$9,359	$2,258	$2,198	$681	$14,496
Interest income					301
Interest expense					(1,476)

Income before income taxes					$13,321

Total assets	$630,696	$179,521	$165,901	$(60,535)	$915,583

Three months ended March 31, 2001:
Net sales to unaffiliated customers	$166,213	$47,506	$38,904	$—	$252,623
Inter-segment sales	19,154	2,313	7,658	(29,125)	—

Total	$185,367	$49,819	$46,562	$(29,125)	$252,623

Income before interest and income taxes	$27,576	$1,609	$3,468	$353	$33,006
Interest income					238
Interest expense					(1,800)

Income before income taxes					$31,444

Total assets	$518,216	$173,465	$180,731	$(76,946)	$795,466

NOTE I – ACQUISITION

On January 16, 2002, the Company acquired 85% of Bester Spolka Akcyjna (“Bester”) for approximately $8 million. The results of Bester’s operations have been included in the consolidated financial statements since that date. Bester is a manufacturer of welding equipment and supplies located in Poland. This acquisition is expected to increase the Company’s market share while providing a strategic presence in Eastern Europe and a platform for global sourcing opportunities.

None of the goodwill is expected to be deductible for tax purposes. All of the Bester related goodwill is presented as part of the Europe segment in Note H.

NOTE J – NEW ACCOUNTING PRONOUNCEMENT

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from

NOTE J – NEW ACCOUNTING PRONOUNCEMENT – (continued)

discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

NOTE K – CONTINGENCIES

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

NOTE L – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150 million through a private placement. The Notes, as shown in the table below, have maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on six-month London Inter-bank Offered Rate (“LIBOR”), plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as an adjustment to interest expense. The fair value of these swaps at March 31, 2002 was not material.

NOTE M – RATIONALIZATION CHARGES

During the first quarter of 2002, the Company recorded rationalization charges of $10.5 million ($7.0 million after-tax), or $0.16 per diluted share. The rationalization charges are principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5.4 million, while non-cash asset impairment charges were $5.1 million.

NOTE N – SUBSEQUENT EVENT

During April 2002, the Company replaced its prior committed revolving credit facility with a new three-year revolving Credit Agreement that provides up to $125 million in borrowings and expires in April 2005. This Credit Agreement may be used for general corporate purposes, including acquisitions. The interest rate on borrowings under the Credit Agreement is based on either the LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A facility fee is payable based upon the daily aggregate amount of commitments. The facility fee is based on the Company’s leverage ratio. The Credit Agreement provides for the issuance of Letters of Credit, subject to limits based on amounts outstanding under the Credit Agreement and is subject to the same covenants as the Notes (see Note L).

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the Company’s results of operations for the three-month periods ended March 31, 2002 and 2001:

	Three months ended March 31,

(dollars in millions)	2002		2001

	Amount	% of Sales	Amount	% of Sales

Net sales	$248.4	100.0%	$252.6	100.0%
Cost of goods sold	174.3	70.2%	169.2	67.0%

Gross profit	74.1	29.8%	83.4	33.0%
Selling, general & administrative expenses	49.4	19.9%	50.2	19.9%
Rationalization charges	10.5	4.2%	—	—

Operating income	14.2	5.7%	33.2	13.1%
Interest income	0.3	0.1%	0.2	0.1%
Other income (expense)	0.3	0.1%	(0.2)	(0.1%)
Interest expense	(1.5)	(0.6%)	(1.8)	(0.7%)

Income before income taxes	13.3	5.3%	31.4	12.4%
Income taxes	2.8	1.1%	9.4	3.7%

Income before cumulative effect of a change in accounting principle, net of tax	$10.5	4.2%	$22.0	8.7%
Cumulative effect of a change in accounting principle, net of tax	(37.6)	(15.1%)	—	—

Net (loss) income	$(27.1)	(10.9)%	$22.0	8.7%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales. Net sales for the first quarter of 2002 were $248.4 million, a $4.2 million or 1.7% decline from $252.6 million last year. Net sales from U.S. operations were $155.6 million for the quarter, down 6.4% from $166.2 million for the first quarter last year. This decrease reflects lower U.S. demand in the industrial segment of the U.S. market. Export sales from the U.S. of $15.0 million were up $0.1 million, or 0.9% from last year. U.S. exports have increased into the regions of Asia and Latin America. Non-U.S. sales increased 7.4% to $92.8 million in the first quarter 2002, compared with $86.4 million last year. The strength of the U.S. dollar continues to have a negative impact on non-U.S. sales compared with last year. This negative impact on consolidated net sales was $3.2 million, or 1.3% for the quarter. In local currencies, European sales increased 9.9%. Excluding the results of Bester, which was acquired in January 2002, European sales increased 7.8% in local currencies. In the rest of the world, the Company’s sales increased 7.0% in local currencies. Excluding the results of Messer Soldaduras Venezuela, which was acquired in December 2001, rest of the world sales increased 1.6% in local currencies.

Gross Profit. Gross profit of $74.1 million for the first quarter 2002 declined 11.2%, or $9.3 million from last year. Gross profit as a percentage of net sales declined to 29.8% from 33.0%, compared with the first quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes and lower overhead absorption due to lower plant utilization and continuing inventory reductions. Non-U.S. gross margins declined due to product mix and competitive pricing pressures.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $0.8 million, or 1.6% to $49.4 million for the first quarter 2002, compared with $50.2 million for 2001. SG&A expense as a percentage of net sales remained flat at 19.9%. The reduction in SG&A expenses is due primarily to the non-amortization of goodwill. Goodwill amortization expense for the three months ended March 31, 2001 was $0.4 million. The Company expects a $1.6 million annual reduction in SG&A due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note B).

Rationalization Charges. During the first quarter of 2002, the Company recorded rationalization charges of $10.5 million ($7.0 million after-tax). The rationalization charges are principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5.4 million, while non-cash asset impairment charges were $5.1 million. The Company anticipates this rationalization program will result in future annual cost savings of over $5 million.

Interest Expense. Interest expense decreased to $1.5 million in the first quarter 2002 from $1.8 million for the same period last year. The decrease in interest expense was commensurate with a lower average debt balance in 2002, compared to the first quarter of 2001. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note L). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates. The weighted average effective rate on the Notes for the first quarter was 4.27%.

Income Taxes. Income taxes for the first quarter 2002 were $2.8 million on income before income taxes of $13.3 million, an effective rate of 21.3%, as compared with income taxes of $9.4 million on income before income taxes of $31.4 million, or an effective rate of 30.1% for the same period in 2001. The decrease is due to the Company’s foreign operations and the tax effect of the rationalization charges.

Cumulative Effect of a Change in Accounting Principle. Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of ”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.6 million ($0.04 per share) per year.

The Company has applied the new rules on accounting for goodwill and other intangible assets prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets”, beginning January 1, 2002 (see Note B). As a result of the initial tests performed by an independent third-party, the Company has recorded an impairment to goodwill of $37.6 million, net of tax. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment.

Net (Loss) Income. Net loss for the first quarter 2002 was $27.1 million compared to net income of $22.0 million last year. Diluted loss per share for 2002 was $0.63 per share compared to diluted earnings per share of $0.52 per share in 2001. Excluding the rationalization charges and the accounting change, net income would have been $17.5 million and diluted earnings per share would have been $0.41. The effect of foreign currency exchange rate movements on net income was not significant.

Liquidity and Capital Resources

Cash provided from operating activities for the three months ended March 31, 2002 was $27.7 million compared with $14.3 million for 2001. Higher cash flow from operations is due to the Company’s continuing focus and improvement on working capital management.

The Company’s ratio of total debt to total capitalization increased to 30.1% at March 31, 2002 from 9.2% at December 31, 2001. During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including acquisitions and the purchase of shares under the share repurchase program. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on six-month LIBOR, plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as an adjustment to interest expense. The fair value of these swaps at March 31, 2002 was not material.

Capital expenditures decreased $2.2 million to $5.6 million in the first quarter of 2002, compared with $7.8 million in 2001.

On January 16, 2002, the Company acquired 85% of Bester Spolka Akcyjna (“Bester”). The results of Bester’s operations have been included in the consolidated financial statements since that date. Bester is a manufacturer of welding equipment and supplies located in Poland. This acquisition is expected to increase the Company’s market share while providing a strategic presence in Eastern Europe.

During the first quarter of 2002, the Company purchased 136,500 shares of its common stock on the open market at a cost of $3.4 million, bringing the total shares purchased to 7,375,959 at a cost of $149.0 million through March 31, 2002. The Company is authorized to purchase up to an additional 2,624,041 shares under the share repurchase program.

The Company paid cash dividends of $6.4 million or $0.15 per share during the first three months of 2002, the same as was paid in the first quarter of 2001. Cash dividends declared per share of $0.15 remained the same year-over-year.

The quarterly dividend of $0.15 per share was paid April 15, 2002, to holders of record on March 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of FASB SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of ”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.6 million ($0.04 per share) per year. The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on comparable businesses, a non-cash impairment to goodwill of $37.6 million or $0.88 per diluted share, net of tax benefits of $0.7 million, has been recorded as a cumulative effect of a change in accounting principle.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” and Accounting Principle Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The effective date for the Company was January 1, 2002. The adoption of this Statement did not have a material impact on the financial statements of the Company.

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

Item 3. Market Risk

The Company’s primary financial market risks include fluctuations in currency exchange rates, commodity prices and interest rates. The Company manages these risks by using derivative financial instruments in accordance with established policies and procedures. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the first quarter of 2002, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At March 31, 2002, the Company had approximately $34 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at March 31, 2002 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at March 31, 2002, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at March 31, 2002, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings (the Senior Unsecured Notes) into short-term variable interest rates. The weighted average interest rate on the Senior Unsecured Notes is 6.1% and the average maturity is eight years. At March 31, 2002, the Company’s interest rate swaps had a notional amount of $80 million with no significant fair value. The weighted average effective rate on the Senior Unsecured Notes with the interest rate swaps was 4.27% for the first quarter of 2002. A hypothetical decrease of 1% in the floating rate would not materially affect the Company’s financial statements.

At March 31, 2002, the fair value of Notes payable to banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at March 31, 2002, and was not materially different from the year-end carrying value.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At March 31, 2002, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 26,010 plaintiffs, which is a net increase of 1,330 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. The Company has been a co-defendant in other similar cases that have been resolved over the last 5 years involving 9,773 claimants. 9,690 of those claims were dismissed, eight were tried to defense verdicts and 75 were decided in favor of the Company following summary judgment motions.

At March 31, 2002, the Company was a co-defendant in twelve cases involving plaintiffs alleging that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Ten of these cases were previously reported. Eleven of the pending cases are in state court in three jurisdictions. The twelfth case, initially pending in state court in Mississippi, has been removed to federal court. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The Company has been a co-defendant in 36 other similar cases during the last five years. Nineteen of those cases were dismissed, five were tried to defense verdicts in favor of the Company and twelve were settled.

Item 2.	Changes in Securities – None.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – None.

Item 6.	Exhibits and Reports on Form 8-K
Form 8-K filed on February 12, 2002 relating to the private placement of Senior Unsecured Notes by the Company, incorporated herein by reference and made a part of hereof.

	10(q)	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof.

	10(r)	Credit Agreement dated April 24, 2002 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc. and Lincoln Global, Inc. and the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Agent.

	10(s)	Amended and Restated Lincoln Electric Holdings, Inc. Deferred Compensation Plan dated January 1, 2002.

	10(t)	Amendment No. 1 to The Lincoln Electric Company Executive Benefit Plan dated January 1, 2002.

	10(u)	Amended and Restated Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan dated March 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ H. JAY ELLIOTT

H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer

May 14, 2002