Form 10-Q
period 2002-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2002-08-12
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2002      Commission File No. 0-1402

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

Yes	No

The number of shares outstanding of the issuer’s class of common stock as of June 30, 2002 was 42,339,470.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net sales	$259,715	$249,346	$508,058	$501,970

Cost of goods sold	178,150	169,354	352,445	338,545

Gross profit	81,565	79,992	155,613	163,425

Selling, general & administrative expenses	54,263	48,070	103,653	98,250

Rationalization charges	—	—	10,468	—

Operating income	27,302	31,922	41,492	65,175

Other income / (expense):

Interest income	970	147	1,271	385

Other income	630	730	936	484

Interest expense	(2,578)	(1,637)	(4,054)	(3,438)

Total other income / (expense)	(978)	(760)	(1,847)	(2,569)

Income before income taxes and the cumulative effect of a change in accounting principle	26,324	31,162	39,645	62,606

Income taxes	6,611	9,380	9,449	18,844

Income before the cumulative effect of a change in accounting principle	19,713	21,782	30,196	43,762

Cumulative effect of a change in accounting principle, net of tax	—	—	(37,607)	—

Net income (loss)	$19,713	$21,782	$(7,411)	$43,762

Per share amounts:

Basic earnings (loss) per share

Earnings per share before the cumulative effect of a change in accounting principle	$0.47	$0.51	$0.71	$1.03

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.89)	—

Basic earnings (loss) per share	$0.47	$0.51	$(0.18)	$1.03

Diluted earnings(loss) per share

Earnings per share before the cumulative effect of a change in accounting principle	$0.46	$0.51	$0.71	$1.03

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.88)	—

Diluted earnings (loss) per share	$0.46	$0.51	$(0.17)	$1.03

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	June 30,	December 31,
	2002	2001

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$192,398	$23,493

Accounts receivable (less allowances of $8,532 in 2002; $4,811 in 2001)	169,814	154,094

Inventories Raw materials and in-process	70,008	73,038

Finished goods	103,035	91,465

	173,043	164,503

Deferred income taxes	15,855	11,996

Other current assets	22,330	23,589

TOTAL CURRENT ASSETS	573,440	377,675

PROPERTY, PLANT AND EQUIPMENT

Land	13,176	12,210

Buildings	140,232	134,981

Machinery and equipment	446,663	435,074

	600,071	582,265

Less: accumulated depreciation and amortization	330,046	311,294

	270,025	270,971

OTHER ASSETS

Goodwill, net	4,022	40,416

Prepaid pension costs	45,026	38,784

Equity investments in affiliates	28,151	26,157

Intangibles, net	7,163	5,846

Other	31,289	21,462

	115,651	132,665

TOTAL ASSETS	$959,116	$781,311

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	June 30,	December 31,
	2002	2001

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable to banks	$9,646	$13,163

Trade accounts payable	74,742	67,569

Accrued employee compensation and benefits	45,375	26,456

Accrued expenses	12,033	13,519

Taxes, including income taxes	45,133	34,216

Dividend payable	6,347	6,355

Other current liabilities	24,844	22,788

Current portion of long-term debt	13,560	13,434

TOTAL CURRENT LIABILITIES	231,680	197,500

Long-term debt, less current portion	176,779	24,181

Deferred income taxes	33,176	31,751

Other long-term liabilities	30,416	29,181

SHAREHOLDERS’ EQUITY

Preferred Shares, without par value – at stated capital amount:

Authorized – 5,000,000 shares in 2002 and 2001;

Issued and outstanding – none	—	—

Common Shares, without par value – at stated capital amount:

Authorized – 120,000,000 shares in 2002 and 2001;

Issued – 49,282,306 shares in 2002 and 2001;

Outstanding – 42,339,470 shares in 2002 and 42,369,145 shares in 2001	4,928	4,928

Additional paid-in capital	105,832	105,380

Retained earnings	574,378	594,701

Accumulated other comprehensive income (loss)	(57,021)	(66,726)

Treasury shares, at cost – 6,942,836 shares in 2002 and 6,913,161 shares in 2001	(141,052)	(139,585)

TOTAL SHAREHOLDERS’ EQUITY	487,065	498,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$959,116	$781,311

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Six months ended June 30,

	2002	2001

OPERATING ACTIVITIES

Net (loss) income	$(7,411)	$43,762

Cumulative effect of a change in accounting principle, net of tax	37,607	—

Rationalization charges	10,468	—

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	18,274	17,732

Loss (gain) on disposal of fixed assets	179	(210)

Changes in operating assets and liabilities:

(Increase) in accounts receivable	(9,617)	(19,769)

(Increase) in inventories	(2,296)	(1,667)

Decrease in other current assets	1,770	5,520

Increase (decrease) in accounts payable	3,890	(1,253)

Increase in other current liabilities	15,976	15,516

Gross change in other non-current assets and liabilities	(12,067)	(4,425)

Other – net	915	(142)

NET CASH PROVIDED BY OPERATING ACTIVITIES	57,688	55,064

INVESTING ACTIVITIES

Capital expenditures	(10,832)	(19,759)

Acquisition	(8,009)	(598)

Proceeds from maturities of marketable securities	—	15

Proceeds from sale of fixed assets	807	413

NET CASH USED BY INVESTING ACTIVITIES	(18,034)	(19,929)

FINANCING ACTIVITIES

Proceeds from short-term borrowings	38,957	20,704

Payments on short-term borrowings	(40,687)	(20,441)

Notes payable to banks – net	(3,488)	(14,884)

Proceeds from long-term borrowings	150,036	—

Payments on long-term borrowings	(1,831)	(2,610)

(Purchase) issuance of shares for treasury	(1,703)	822

Cash dividends paid	(12,699)	(12,707)

Other	67	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	128,652	(29,116)

Effect of exchange rate changes on cash and cash equivalents	599	(598)

INCREASE IN CASH AND CASH EQUIVALENTS	168,905	5,421

Cash and cash equivalents at beginning of period	23,493	11,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,398	$16,740

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three- and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE

Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the nonamortization provisions of the Statement will result in a increase in net income of approximately $1.6 million ($0.04 per share) per year. The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on acquisition prices of comparable businesses, a non-cash goodwill impairment charge of $37.6 million or $0.88 per diluted share, net of tax benefits of $0.7 million, has been recorded as a cumulative effect of a change in accounting principle. This non-cash charge is primarily due to weak market conditions in the European region and the Company’s expectations of lower financial performance at these reporting units. The following table reflects net income (loss) adjusted to exclude amortization of goodwill and the cumulative effect of a change in accounting principle, net of tax, in the periods presented:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,

($000's, except for earnings per share amounts)	2002	2001	2002	2001

Net income (loss), as reported	$19,713	$21,782	$(7,411)	$43,762

Add: Goodwill amortization	—	395	—	822

Adjusted net income (loss)	$19,713	$22,177	$(7,411)	$44,584

Add: Cumulative effect of a change in accounting principle, net of tax	—	—	37,607	—

Adjusted net income before the cumulative effect of a change in accounting principle	$19,713	$22,177	$30,196	$44,584

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE (continued)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Basic Earnings (Loss) Per Share:

Net income (loss), as reported	$0.47	$0.51	$(0.18)	$1.03

Add: Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss)	0.47	0.52	(0.18)	1.05

Add: Cumulative effect of a change in accounting principle, net of tax	—	—	0.89	—

Adjusted net income before the cumulative effect of a change in accounting principle	$0.47	$0.52	$0.71	$1.05

Diluted Earnings (Loss) Per Share:

Net income (loss), as reported	$0.46	$0.51	$(0.17)	$1.03

Add: Goodwill amortization	—	0.01	—	0.02

Adjusted net income (loss)	0.46	0.52	(0.17)	1.05

Add: Cumulative effect of a change in accounting principle, net of tax	—	—	0.88	—

Adjusted net income before the cumulative effect of a change in accounting principle	$0.46	$0.52	$0.71	$1.05

NOTE C – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of net goodwill by segment for the six months ended June 30, 2002 are as follows:

				Consolidated
(Dollars in thousands)	United States	Europe	Other Countries	Total

Balance as of January 1, 2002	$22,688	$17,027	$701	$40,416

Foreign exchange effect on prior balances		(424)	(186)	(610)

Goodwill acquired during the period	—	1,858	665	2,523

Impairment loss from adoption of SFAS No. 142	(22,688)	(14,812)	(807)	(38,307)

Balance as of June 30, 2002	$—	$3,649	$373	$4,022

Gross intangible assets as of June 30, 2002 of $15,420 include accumulated amortization of $8,258. Aggregate amortization expense was $260 and $282 for the three months and $494 and $552 for the six months ended June 30, 2002 and 2001, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 will be approximately $900.

NOTE D –EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Numerator:

Income before the cumulative effect of a change in accounting principle	$19,713	$21,782	$30,196	$43,762

Cumulative effect of a change in accounting principle, net of tax	—	—	(37,607)	—

Net income (loss)	$19,713	$21,782	$(7,411)	$43,762

Denominator:
Denominator for basic earnings per share –

Weighted-average shares outstanding	42,317	42,377	42,301	42,364

Effect of dilutive securities –
Employee stock options	631	237	571	166

Denominator for diluted earnings per share –

Adjusted weighted-average shares outstanding	42,948	42,614	42,872	42,530

Basic earnings (loss) per share

Income before the cumulative effect of a change in accounting principle	$0.47	$0.51	$0.71	$1.03

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.89)	—

Basic earnings (loss) per share	$0.47	$0.51	$(0.18)	$1.03

Diluted earnings (loss) per share

Income before the cumulative effect of a change in accounting principle	$0.46	$0.51	$0.71	$1.03

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.88)	—

Diluted earnings (loss) per share	$0.46	$0.51	$(0.17)	$1.03

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income (loss)	$19,713	$21,782	$(7,411)	$43,762

Other comprehensive income (loss):

Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	200	(245)	(13)	(317)

Change in currency translation adjustment	12,425	(1,451)	9,717	(11,854)

Comprehensive income	$32,338	$20,086	$2,293	$31,591

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

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at June 30, 2002 include provisions for year-end bonuses and related payroll taxes of approximately $20 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE H – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended June 30, 2002:

Net sales to unaffiliated customers	$158,681	$54,131	$46,903	$—	$259,715

Inter-segment sales	16,090	3,748	9,267	(29,105)	—

Total	$174,771	$57,879	$56,170	$(29,105)	$259,715

Income before interest and income taxes	$18,715	$3,732	$5,317	$168	$27,932

Interest income					970

Interest expense					(2,578)

Income before income taxes					$26,324

Three months ended June 30, 2001:

Net sales to unaffiliated customers	$164,496	$45,591	$39,259	$—	$249,346

Inter-segment sales	14,609	2,519	7,248	(24,376)	—

Total	$179,105	$48,110	$46,507	$(24,376)	$249,346

Income before interest and income taxes	$25,415	$2,278	$3,600	$1,359	$32,652

Interest income					147

Interest expense					(1,637)

Income before income taxes					$31,162

Six months ended June 30, 2002:

Net sales to unaffiliated customers	$314,257	$104,524	$89,277	$—	$508,058

Inter-segment sales	31,412	6,448	17,130	(54,990)	—

Total	$345,669	$110,972	$106,407	$(54,990)	$508,058

Income before interest and income taxes	$27,262	$5,763	$8,440	$963	$42,428

Interest income					1,271

Interest expense					(4,054)

Income before income taxes					$39,645

Total assets	$770,714	$201,530	$166,434	$(179,562)	$959,116

Six months ended June 30, 2001:

Net sales to unaffiliated customers	$330,709	$93,097	$78,164	$—	$501,970

Inter-segment sales	30,615	4,832	14,906	(50,353)	—

Total	$361,324	$97,929	$93,070	$(50,353)	$501,970

Income before interest and income taxes	$52,991	$5,007	$7,067	$594	$65,659

Interest income					385

Interest expense					(3,438)

Income before income taxes					$62,606

Total assets	$525,601	$170,963	$175,287	$(68,191)	$803,660

NOTE I – ACQUISITION

On January 16, 2002, the Company acquired 85% of Bester S. A. (“Bester”) for approximately $8 million. The results of Bester’s operations have been included in the consolidated financial statements since that date. Bester is a manufacturer of welding equipment and supplies located in Poland. This acquisition is expected to increase the Company’s market share while providing a strategic presence in Eastern Europe and a platform for global sourcing opportunities.

None of the goodwill will be deductible for tax purposes. All of the Bester related goodwill is presented as part of the Europe segment in Note H.

NOTE J – NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principle Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity sold or considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires that debt extinguishment must meet the criteria under APB Opinion No. 30 to be classified as an extraordinary item. This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company has not yet determined the impact, if any, that this Statement will have on the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This statement also requires that liabilities associated with disposal activities should be recorded when incurred instead of when it is probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

NOTE K – CONTINGENCIES

The Company, like other manufacturers, is subject, from time to time, to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.

NOTE L – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150 million through a private placement. The Notes, as shown in the table below, have maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%

Series B	$30,000	March 2009	5.89%

Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on six-month London Inter-bank Offered Rate (“LIBOR”), plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at June 30, 2002 was $4.1 million.

During April 2002, the Company replaced its prior committed revolving credit facility with a new three-year revolving Credit Agreement that provides up to $125 million in borrowings and expires in April 2005. This Credit Agreement may be used for general corporate purposes. The interest rate on borrowings under the Credit Agreement is based on either the LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A facility fee is payable based upon the daily aggregate amount of commitments. The facility fee is based on the Company’s leverage ratio. The Credit Agreement provides for the issuance of Letters of Credit, subject to limits based on amounts outstanding under the Credit Agreement and is subject to the same covenants as the Notes.

During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants are consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100 million of additional senior unsecured notes (the “Shelf Notes”). There were no Shelf Notes issued or outstanding under the private shelf facility as of June 30, 2002.

NOTE M – RATIONALIZATION CHARGES

During the first quarter of 2002, the Company recorded rationalization charges of $10.5 million ($7.0 million after-tax), or $0.16 per diluted share. The rationalization charges were principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5.4 million, while non-cash asset impairment charges were $5.1 million.

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the Company’s results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 (dollars in millions):

	Three months ended June 30,

	2002		2001

	Amount	% of Sales	Amount	% of Sales

Net sales	$259.7	100.0%	$249.4	100.0%

Cost of goods sold	178.1	68.6%	169.4	67.9%

Gross profit	81.6	31.4%	80.0	32.1%

Selling, general & administrative expenses	54.3	20.9%	48.0	19.3%

Operating income	27.3	10.5%	32.0	12.8%

Interest income	1.0	0.4%	0.1	0.0%

Other income	0.6	0.2%	0.7	0.3%

Interest expense	(2.6)	(1.0%)	(1.6)	(0.6%)

Income before income taxes	26.3	10.1%	31.2	12.5%

Income taxes	6.6	2.5%	9.4	3.8%

Net income	$19.7	7.6%	$21.8	8.7%

	Six months ended June 30,

	2002		2001

	Amount	% of Sales	Amount	% of Sales

Net sales	$508.1	100.0%	$502.0	100.0%

Cost of goods sold	352.4	69.4%	338.6	67.4%

Gross profit	155.7	30.6%	163.4	32.6%

Selling, general & administrative expenses	103.7	20.4%	98.2	19.6%

Rationalization charges	10.5	2.1%	—	—

Operating income	41.5	8.1%	65.2	13.0%

Interest income	1.3	0.3%	0.3	0.1%

Other income	0.9	0.2%	0.5	0.1%

Interest expense	(4.1)	(0.8%)	(3.4)	(0.7%)

Income before income taxes	39.6	7.8%	62.6	12.5%

Income taxes	9.4	1.9%	18.8	3.8%

Income before cumulative effect of a change in accounting principle, net of tax	30.2	5.9%	43.8	8.7%

Cumulative effect of a change in accounting principle, net of tax	(37.6)	(7.4%)	—	—

Net (loss) income	$(7.4)	(1.5%)	$43.8	8.7%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales. Net sales for the second quarter of 2002 were $259.7 million, a $10.3 million or 4.1% increase from $249.4 million last year. Net sales from U.S. operations were $158.7 million for the quarter, down 3.5% from $164.5 million for the second quarter last year. This decrease reflects lower U.S. demand in the industrial segment of the U.S. market. Export sales from the U.S. of $17.5 million were up $2.1 million, or 13.6% from last year. U.S. exports have increased into the European, Asian and Russia, Africa and Middle East regions. Non-U.S. sales increased 19.1% to $101.0 million in the second quarter 2002, compared with $84.9 million last year. The weakening of the U.S. dollar had a positive impact on non-U.S. sales compared with last year. This positive impact on consolidated net sales was $2.8 million, or 1.1% for the quarter. In local currencies, European sales increased 10.2%. Excluding the results of Bester, which was acquired in January 2002, European sales increased 6.1% in local currencies. In the rest of the world, the Company’s sales increased 22.1% in local currencies. Excluding the results of Lincoln Soldaduras de Venezuela, which was acquired in December 2001, rest of the world sales increased 16.1% in local currencies.

Gross Profit. Gross profit of $81.6 million for the second quarter 2002 increased 2.0%, or $1.6 million from last year. Gross profit as a percentage of net sales declined to 31.4% from 32.1%, compared with the second quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes and lower overhead absorption due to lower plant utilization. Non-U.S. gross margins increased due to product mix and competitive pricing pressures.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $6.3 million, or 13.1% to $54.3 million for the second quarter 2002, compared with $48.0 million for 2001. SG&A expense as a percentage of net sales increased 1.6% to 20.9%. The increase in SG&A expenses is due primarily to an increase in account receivable reserves, greater foreign exchange losses and increases in marketing and selling expenses, which were partially offset by the non-amortization of goodwill. Goodwill amortization expense for the three months ended June 30, 2001 was $0.4 million. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” will result in $1.6 million lower annual goodwill amortization expense (See Note B).

Interest Expense. Interest expense increased to $2.6 million in the second quarter 2002 from $1.6 million for the same period last year. In March 2002, the Company issued $150 million of Senior Unsecured Notes (the “Notes”) with a weighted average interest rate of 6.1% (see Note L). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates.

Income Taxes. Income taxes for the second quarter 2002 were $6.6 million on income before income taxes of $26.3 million, an effective rate of 25.1%, as compared with income taxes of $9.4 million on income before income taxes of $31.2 million, or an effective rate of 30.1% for the same period in 2001. The decrease is primarily due to the utilization of foreign tax credits.

Net Income. Net income for the second quarter 2002 was $19.7 million compared to net income of $21.8 million last year. Diluted earnings per share for 2002 was $0.46 per share compared with $0.51 in 2001. Foreign currency exchange rate movements positively affected net income by 5.5% in 2002 and had no material impact on 2001 net income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales. Net sales for the first half of 2002 were $508.1 million, a $6.1 million or 1.2% increase from $502.0 million last year. Net sales from U.S. operations were $314.3 million for the first half, down 5.0% from $330.7 million for the first half of last year. This decrease reflects lower U.S. demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $32.5 million were up $2.2 million or 7.3% from last year. Exports have increased into the regions of Europe, Asia Pacific and Russia, Africa and the Middle East. Non-U.S. sales increased 13.2% to $193.8 million in the first half of 2002, compared with $171.3 million last year. While the strengthening of the Euro and the Australian dollar had a positive effect on net sales, other foreign currencies, particularly Canada, Brazil, Argentina and Venezuela, had negative effects on net sales. The net negative impact on non-U.S. sales compared with last year was $0.3 million or 0.1% for the half. In local currencies, European sales increased 10.1%. Excluding the results of Bester, which was acquired in January 2002, European sales increased 8.4% in local currencies. In the rest of the world, the Company’s sales increased 17.3% in local currencies. Excluding the results of Lincoln Soldaduras de Venezuela, which was acquired in December 2001, rest of the world sales increased 11.5% in local currencies.

Gross Profit. Gross profit of $155.7 million for the first half of 2002 declined 4.7% or $7.7 million from last year. Gross profit as a percentage of net sales declined to 30.6% from 32.6% compared with the first half of last year. Gross profit margins in the U.S. declined because of lower sales volumes and lower overhead absorption due to lower plant utilization. Non-U.S. gross margins declined due to product mix and competitive pricing pressures.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $5.5 million, or 5.5% to $103.7 million for the first half of 2002, compared with $98.2 million for 2001. SG&A expense as a percentage of net sales increased to 20.4% from 19.6% in the 2001 period. The increase in SG&A expenses is due primarily to an increase in accounts receivable reserves, higher foreign exchange losses and higher marketing and selling expenses, which were partially offset by lower costs associated with the Company’s discretionary year-end employee bonus program and the non-amortization of goodwill. Goodwill amortization expense for the six months ended June 30, 2001 was $0.8 million. The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” will result in $1.6 million lower annual goodwill amortization expense (See Note B).

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

Interest Expense. Interest expense increased to $4.1 million in the first half of 2002 from $3.4 million for the same period last year. The increase in interest expense was due to the private placement mentioned above.

Income Taxes. Income taxes for the first half of 2002 were $9.4 million on income before income taxes of $39.6 million, an effective rate of 23.8%, as compared with income taxes of $18.8 million on income before income taxes of $62.6 million, or an effective rate of 30.1% for the same period in 2001. The decrease is primarily due to the utilization of foreign tax credits.

Cumulative Effect of a Change in Accounting Principle. Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the nonamortization provisions of the Statement will result in an increase in net income of approximately $1.6 million ($0.04 per share) per year.

The Company has applied the new rules on accounting for goodwill and other intangible assets prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets”, beginning January 1, 2002 (see Note B). As a result of the valuations performed by an independent third-party, the Company recorded an impairment to goodwill of $37.6 million, net of tax. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment.

Net (Loss) Income. Net loss for the first half of 2002 was $7.4 million compared to net income of $43.8 million last year. Diluted loss per share for 2002 was $0.17 per share compared to diluted earnings per share of $1.03 per share in 2001. Excluding the rationalization charges and the accounting change, net income would have been $37.2 million and diluted earnings per share would have been $0.87. Foreign currency exchange rate movements positively affected 2002 net income by $2.0 million or 26.9%, and had no material impact on 2001 net income.

Liquidity and Capital Resources

Cash provided from operating activities for the six months ended June 30, 2002 was $57.7 million compared with $55.1 million for 2001. Higher cash flow from operations is due to the Company’s continuing focus and improvement on working capital management.

The Company’s ratio of total debt to total capitalization increased to 29.1% at June 30, 2002 from 9.2% at December 31, 2001. During March 2002, the Company issued Notes totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at June 30, 2002 was $4.1 million. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.25% for both the second quarter and the first half of 2002.

During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants are consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100 million of additional senior unsecured notes (the “Shelf Notes”). There were no borrowings under the Shelf Notes as of June 30, 2002.

Capital expenditures decreased $9.0 million to $10.8 million in the first half of 2002, compared with $19.8 million in 2001.

On January 16, 2002, the Company acquired 85% of Bester S. A. (“Bester”). The results of Bester’s operations have been included in the consolidated financial statements since that date. Bester is a manufacturer of welding equipment and supplies located in Poland. This acquisition is expected to increase the Company’s market share while providing a strategic presence in Eastern Europe.

During the first half of 2002, the Company purchased 136,500 shares of its common stock on the open market at a cost of $3.4 million, bringing the total shares purchased to 7,375,959 at a cost of $149.0 million through June 30, 2002. The Company is authorized to purchase up to an additional 2,624,041 shares under the share repurchase program.

The Company paid cash dividends of $12.7 million or $0.30 per share during the first six months of 2002, which is the same as was paid in the first half of 2001. Cash dividends declared per share of $0.30 remained the same year-over-year.

The quarterly dividend of $0.15 per share was paid July 15, 2002, to holders of record on June 30, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of FASB SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets". SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the non-amortization provisions of the Statement will result in a increase in net income of approximately $1.6 million ($0.04 per share) per year. The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on comparable businesses, a non-cash impairment to goodwill of $37.6 million or $0.88 per diluted share, net of tax benefits of $0.7 million, has been recorded as a cumulative effect of a change in accounting principle.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principle Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires that debt extinguishment must meet the criteria under APB Opinion No. 30 to be classified as an extraordinary item. This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company has not yet determined the impact, if any, that this Statement will have on the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at the fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred instead of when it is probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

Litigation

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. All costs associated with these claims, including defense and settlements, have been immaterial to the Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material adverse impact upon the Company’s consolidated financial statements.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the first quarter of 2002, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At June 30, 2002, the Company had approximately $31 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at June 30, 2002 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at June 30, 2002, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at June 30, 2002, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At June 30, 2002, the Company’s interest rate swaps had a notional amount of $80 million with a fair value of $4.1 million. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities”. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.25% for both the second quarter and the first half of 2002. A hypothetical decrease of 1% in the floating rate would not materially affect the Company’s financial statements.

At June 30, 2002, the fair value of Notes payable to banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at June 30, 2002, and was not materially different from the year-end carrying value.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At June 30, 2002, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 26,791 plaintiffs, which is a net increase of 781 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. The Company has been a co-defendant in other similar cases that have been resolved over the last 5 years involving 9,943 claimants. 9,856 of those claims were dismissed, eight were tried to defense verdicts and 79 were decided in favor of the Company following summary judgment motions.

At June 30, 2002, the Company was a co-defendant in 13 cases involving plaintiffs alleging that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Twelve of these cases were previously reported. Twelve of the pending cases are in state court in three jurisdictions. The thirteenth case, initially pending in state court in Mississippi, has been removed to federal court. The plaintiffs seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The Company has been a co-defendant in 36 other similar cases during the last five years. Nineteen of those cases were dismissed, five were tried to defense verdicts in favor of the Company and twelve were settled.

Item 2.	Changes in Securities – None.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (“Lincoln”) was held on May 1, 2002.

(b)	No response is required.

(c)	The following matters were voted upon by security holders:

(i)	Election of Directors. The shareholders voted in favor of electing the following persons as Directors of Lincoln:

Votes For

For term ending in 2003

Edward E. Hood, Jr.	35,827,841

For term ending in 2004

Harry Carlson	35,897,586

For terms ending in 2005

David H. Gunning	35,901,141

Paul E. Lego	35,690,272

G. Russell Lincoln	35,895,525

Hellene S. Runtagh	35,743,834

(ii)	Appointment of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 2002.

Votes For	35,884,069

Votes Against	472,001

Shares Abstain	113,752

Item 5.     Other Information – None.

Item 6.     Exhibits and Reports on Form 8-K

10 (v)	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ H. JAY ELLIOTT
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer
August 12, 2002