Form 10-Q
period 2002-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2002-11-14
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2002	Commission File No. 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-1860551 (I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

(216) 481-8100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]    No [   ]

The number of shares outstanding of the issuer’s class of common stock as of September 30, 2002 was 42,228,355.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$247,486	$239,915	$755,543	$741,885

Cost of goods sold	174,269	166,730	526,714	505,275

Gross profit	73,217	73,185	228,829	236,610

Selling, general & administrative expenses	48,176	47,498	151,829	145,748

Rationalization charges	—	—	10,468	—

Operating income	25,041	25,687	66,532	90,862

Other income / (expense):

Interest income	839	214	2,109	599

Other income (expense)	1,116	(91)	2,054	393

Interest expense	(2,554)	(979)	(6,608)	(4,417)

Total other income / (expense)	(599)	(856)	(2,445)	(3,425)

Income before income taxes and the cumulative effect of a change in accounting principle	24,442	24,831	64,087	87,437

Income taxes	6,114	5,638	15,563	24,482

Income before the cumulative effect of a change in accounting principle	18,328	19,193	48,524	62,955

Cumulative effect of a change in accounting principle, net of tax	—	—	(37,607)	—

Net income	$18,328	$19,193	$10,917	$62,955

Per share amounts:

Basic earnings per share

Basic earnings per share before the cumulative effect of a change in accounting principle	$0.43	$0.45	$1.15	$1.49

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.89)	—

Basic earnings per share	$0.43	$0.45	$0.26	$1.49

Diluted earnings per share

Diluted earnings per share before the cumulative effect of a change in accounting principle	$0.43	$0.45	$1.14	$1.48

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.88)	—

Diluted earnings per share	$0.43	$0.45	$0.26	$1.48

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

          See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2002	2001

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$186,797	$23,493

Marketable securities	5,069	52

Accounts receivable (less allowances of $8,685 in 2002; $4,811 in 2001)	168,687	154,094

Inventories

Raw materials and in-process	72,836	73,038

Finished goods	96,396	91,465

	169,232	164,503

Deferred income taxes	16,588	11,996

Other current assets	20,910	23,537

TOTAL CURRENT ASSETS	567,283	377,675

PROPERTY, PLANT AND EQUIPMENT

Land	13,321	12,210

Buildings	140,494	134,981

Machinery and equipment	446,829	435,074

	600,644	582,265

Less: accumulated depreciation and amortization	335,241	311,294

	265,403	270,971

OTHER ASSETS

Goodwill, net	3,606	40,416

Prepaid pension costs	43,214	38,784

Equity investments in affiliates	28,277	26,157

Intangibles, net	6,870	5,846

Other	35,799	21,462

	117,766	132,665

TOTAL ASSETS	$950,452	$781,311

          See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	September 30,	December 31,
	2002	2001

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable to banks	$2,478	$13,163

Trade accounts payable	64,231	67,569

Accrued employee compensation and benefits	48,819	26,456

Accrued expenses	12,193	13,519

Taxes, including income taxes	44,150	34,216

Dividend payable	6,340	6,355

Other current liabilities	23,740	22,788

Current portion of long-term debt	12,791	13,434

TOTAL CURRENT LIABILITIES	214,742	197,500

Long-term debt, less current portion	179,318	24,181

Deferred income taxes	33,006	31,751

Other long-term liabilities	31,150	29,181

SHAREHOLDERS’ EQUITY

Preferred Shares, without par value – at stated capital amount: Authorized – 5,000,000 shares in 2002 and 2001; Issued and outstanding – none	—	—

Common Shares, without par value – at stated capital amount: Authorized – 120,000,000 shares in 2002 and 2001; Issued – 49,282,306 shares in 2002 and 2001; Outstanding – 42,228,355 shares in 2002 and 42,369,145 shares in 2001	4,928	4,928

Additional paid-in capital	105,917	105,380

Retained earnings	586,257	594,701

Accumulated other comprehensive income (loss)	(61,194)	(66,726)

Treasury shares, at cost – 7,053,951 shares in 2002 and 6,913,161 shares in 2001	(143,672)	(139,585)

TOTAL SHAREHOLDERS’ EQUITY	492,236	498,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$950,452	$781,311

          See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Nine months ended
	September 30,

	2002	2001

OPERATING ACTIVITIES

Net income	$10,917	$62,955

Cumulative effect of a change in accounting principle, net of tax	37,607	—

Rationalization charges	10,468	—

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	27,603	26,845

Loss on disposal of fixed assets	144	501

Changes in operating assets and liabilities:

(Increase) in accounts receivable	(11,118)	(10,631)

(Increase) decrease in inventories	(1,258)	14,763

Decrease in other current assets	2,887	6,263

(Decrease) in accounts payable	(6,086)	(6,725)

Increase in other current liabilities	19,099	19,659

Gross change in other non-current assets and liabilities	(8,864)	(10,312)

Other – net	450	1,715

NET CASH PROVIDED BY OPERATING ACTIVITIES	81,849	105,033

INVESTING ACTIVITIES

Capital expenditures	(18,567)	(26,729)

Acquisition	(8,009)	(675)

Purchase of marketable securities	(5,015)	—

Proceeds from sale of fixed assets	987	882

Other	391	330

NET CASH USED BY INVESTING ACTIVITIES	(30,213)	(26,192)

FINANCING ACTIVITIES

Proceeds from short-term borrowings	6,513	34,676

Payments on short-term borrowings	(13,752)	(29,142)

Notes payable to banks – net	(4,909)	(35,314)

Proceeds from long-term borrowings	150,064	—

Payments on long-term borrowings	(3,146)	(4,527)

Purchase of shares for treasury	(6,455)	(1,886)

Issuance of shares from treasury	2,028	1,364

Cash dividends paid	(19,050)	(19,064)

Other	—	411

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	111,293	(53,482)

Effect of exchange rate changes on cash and cash equivalents	375	(425)

INCREASE IN CASH AND CASH EQUIVALENTS	163,304	24,934

Cash and cash equivalents at beginning of period	23,493	11,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$186,797	$36,253

          See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three- and nine-months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

NOTE B – CHANGE IN ACCOUNTING PRINCIPLES

Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the nonamortization provisions of the Statement will result in an increase in net income of approximately $1.6 million ($0.04 per share) per year. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on acquisition prices of comparable businesses, a non-cash goodwill impairment charge of $37.6 million or $0.88 per diluted share, net of tax benefits of $0.7 million, has been recorded as a cumulative effect of a change in accounting principle. This non-cash charge is primarily due to weak market conditions in the European region and the Company’s expectations of lower financial performance at these reporting units. The following table reflects net income adjusted to exclude amortization of goodwill and the cumulative effect of a change in accounting principle, net of tax, in the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

($000's, except for earnings per share amounts)	2002	2001	2002	2001

Net income, as reported	$18,328	$19,193	$10,917	$62,955

Add: Goodwill amortization	—	438	—	1,260

Adjusted net income	18,328	19,631	10,917	64,215

Add: Cumulative effect of a change in accounting principle, net of tax	—	—	37,607	—

Adjusted net income before the cumulative effect of a change in accounting principle	$18,328	$19,631	$48,524	$64,215

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE (continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Basic Earnings Per Share:

Net income, as reported	$0.43	$0.45	$0.26	$1.49

Add: Goodwill amortization	—	0.01	—	0.03

Adjusted net income	0.43	0.46	0.26	1.52

Add: Cumulative effect of a change in accounting principle, net of tax	—	—	0.89	—

Adjusted net income before the cumulative effect of a change in accounting principle	$0.43	$0.46	$1.15	$1.52

Diluted Earnings Per Share:

Net income, as reported	$0.43	$0.45	$0.26	$1.48

Add: Goodwill amortization	—	0.01	—	0.03

Adjusted net income	0.43	0.46	0.26	1.51

Add: Cumulative effect of a change in accounting principle, net of tax	—	—	0.88	—

Adjusted net income before the cumulative effect of a change in accounting principle	$0.43	$0.46	$1.14	$1.51

Effective January 1, 2003, the Company will adopt the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects minimal financial impact in 2003 from the adoption of this accounting methodology. If the number of options granted in 2003 are comparable to 2002, the expected impact would be approximately $0.01 per share for 2003. The Company’s best estimate is that the impact per share would increase annually over the next several years and level off at approximately $0.06 per share by 2006. This estimate assumes that the number and the fair value of options granted is similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate. Historically, the Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in the current or past years.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of net goodwill by segment for the nine months ended September 30, 2002 are as follows:

	United		Other	Consolidated
(Dollars in thousands)	States	Europe	Countries	Total

Balance as of January 1, 2002	$22,688	$17,027	$701	$40,416

Foreign exchange effect on prior balances		(454)	7	(447)

Goodwill acquired during the period	—	1,845	99	1,944

Impairment loss from adoption of SFAS No. 142	(22,688)	(14,812)	(807)	(38,307)

Balance as of September 30, 2002	$—	$3,606	$—	$3,606

NOTE C – GOODWILL AND INTANGIBLE ASSETS (continued)

Gross intangible assets as of September 30, 2002 were $15,425 which included accumulated amortization of $8,555. Aggregate amortization expense was $263 and $261 for the three months and $757 and $813 for the nine months ended September 30, 2002 and 2001, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 will be approximately $900.

NOTE D –EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:

Income before the cumulative effect of a change in accounting principle	$18,328	$19,193	$48,524	$62,955

Cumulative effect of a change in accounting principle, net of tax	—	—	(37,607)	—

Net income	$18,328	$19,193	$10,917	$62,955

Denominator:

Denominator for basic earnings per share – Weighted-average shares outstanding	42,300	42,406	42,301	42,377

Effect of dilutive securities – Employee stock options	499	433	541	305

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	42,799	42,839	42,842	42,682

Basic earnings per share

Income before the cumulative effect of a change in accounting principle	$0.43	$0.45	$1.15	$1.49

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.89)	—

Basic earnings per share	$0.43	$0.45	$0.26	$1.49

Diluted earnings per share

Income before the cumulative effect of a change in accounting principle	$0.43	$0.45	$1.14	$1.48

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.88)	—

Diluted earnings per share	$0.43	$0.45	$0.26	$1.48

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income	$18,328	$19,193	$10,917	$62,955

Other comprehensive income (loss):

Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(124)	215	(136)	(122)

Change in currency translation adjustment	(4,050)	5,138	5,667	(6,696)

Comprehensive income	$14,154	$24,546	$16,448	$56,137

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

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at September 30, 2002 include provisions for year-end bonuses and related payroll taxes of approximately $26 million related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE H – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended September 30, 2002:

Net sales to unaffiliated customers	$154,192	$46,965	$46,329	$—	$247,486

Inter-segment sales	12,315	5,406	6,662	(24,383)	—

Total	$166,507	$52,371	$52,991	$(24,383)	$247,486

Income before interest and income taxes	$19,348	$3,133	$4,823	$(1,147)	$26,157

Interest income					839

Interest expense					(2,554)

Income before income taxes					$24,442

Three months ended September 30, 2001:

Net sales to unaffiliated customers	$159,150	$40,414	$40,351	$—	$239,915

Inter-segment sales	14,286	2,288	7,576	(24,150)	—

Total	$173,436	$42,702	$47,927	$(24,150)	$239,915

Income before interest and income taxes	$19,541	$555	$3,450	$2,050	$25,596

Interest income					214

Interest expense					(979)

Income before income taxes					$24,831

NOTE H – SEGMENT INFORMATION (continued)

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Nine months ended September 30, 2002:

Net sales to unaffiliated customers	$468,449	$151,488	$135,606	$—	$755,543

Inter-segment sales	43,728	11,854	23,792	(79,374)	—

Total	$512,177	$163,342	$159,398	$(79,374)	$755,543

Income before interest and income taxes	$46,610	$8,896	$13,263	$(183)	$68,586

Interest income					2,109

Interest expense					(6,608)

Income before income taxes					$64,087

Total assets	$665,216	$193,294	$180,814	$(88,872)	$950,452

Nine months ended September 30, 2001:

Net sales to unaffiliated customers	$489,858	$133,511	$118,516	$—	$741,885

Inter-segment sales	44,902	7,120	22,482	(74,504)	—

Total	$534,760	$140,631	$140,998	$(74,504)	$741,885

Income before interest and income taxes	$72,532	$5,562	$10,517	$2,644	$91,255

Interest income					599

Interest expense					(4,417)

Income before income taxes					$87,437

Total assets	$534,788	$171,924	$158,254	$(60,922)	$804,044

NOTE I – ACQUISITION

On January 16, 2002, the Company acquired 85% of Bester S. A. (“Bester”) for approximately $8 million. The results of Bester’s operations have been included in the consolidated financial statements since February 2002. Bester is a manufacturer of welding equipment and supplies located in Poland. This acquisition is expected to increase the Company’s market share while providing a strategic presence in Eastern Europe and a platform for global sourcing opportunities. None of the goodwill will be deductible for tax purposes. All of the Bester related goodwill is presented as part of the Europe segment in Note H.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 requires that debt extinguishment must meet the criteria under APB Opinion No. 30 to be classified as an extraordinary item. This Statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease

NOTE J – NEW ACCOUNTING PRONOUNCEMENTS (continued)

modifications that have economic effects similar to sale-leaseback transactions. The Company has not yet determined the impact, if any, that this Statement will have on the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

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

NOTE L – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150 million through a private placement. The Notes, as shown in the table below, have maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including the intended purchase of Hyundai Welding Co., Ltd. (see Note N). The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%

Series B	$30,000	March 2009	5.89%

Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on six-month London Inter-bank Offered Rate (“LIBOR”), plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at September 30, 2002 was $9.0 million.

NOTE L – LONG-TERM DEBT (continued)

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

During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants are consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100 million of additional senior unsecured notes (the “Shelf Notes”). There were no Shelf Notes issued or outstanding under the private shelf facility as of September 30, 2002.

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

NOTE N – SUBSEQUENT EVENT

On October 28, 2002, the Company signed a contract to purchase Hyundai Welding Co., Ltd. (“Hyundai Welding”) located in Korea, for approximately $143 million. Hyundai Welding is the leading welding consumables manufacturer in Korea and a major supplier to other Asian markets. Hyundai Welding expects to record sales of approximately $130 million in 2002. The Company anticipates the purchase to be completed during the fourth quarter of 2002.

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the Company’s results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 (dollars in millions):

	Three months ended September 30,

	2002		2001

	Amount	% of Sales	Amount	% of Sales

Net sales	$247.5	100.0%	$239.9	100.0%

Cost of goods sold	174.3	70.4%	166.7	69.5%

Gross profit	73.2	29.6%	73.2	30.5%

Selling, general & administrative expenses	48.2	19.5%	47.5	19.8%

Operating income	25.0	10.1%	25.7	10.7%

Interest income	0.8	0.3%	0.2	0.1%

Other income (expense)	1.2	0.5%	(0.1)	(0.1%)

Interest expense	(2.5)	(1.0%)	(1.0)	(0.4%)

Income before income taxes	24.5	9.9%	24.8	10.3%

Income taxes	6.2	2.5%	5.6	2.3%

Net income	$18.3	7.4%	$19.2	8.0%

	Nine months ended September 30,

	2002		2001

	Amount	% of Sales	Amount	% of Sales

Net sales	$755.5	100.0%	$741.9	100.0%

Cost of goods sold	526.7	69.7%	505.3	68.1%

Gross profit	228.8	30.3%	236.6	31.9%

Selling, general & administrative expenses	151.8	20.1%	145.7	19.6%

Rationalization charges	10.5	1.4%	—	—

Operating income	66.5	8.8%	90.9	12.3%

Interest income	2.1	0.3%	0.6	0.1%

Other income	2.1	0.3%	0.4	0.0%

Interest expense	(6.6)	(0.9%)	(4.4)	(0.6%)

Income before income taxes	64.1	8.5%	87.5	11.8%

Income taxes	15.6	2.1%	24.5	3.3%

Income before cumulative effect of a change in accounting principle, net of tax	48.5	6.4%	63.0	8.5%

Cumulative effect of a change in accounting principle, net of tax	(37.6)	(5.0%)	—	—

Net income	$10.9	1.4%	$63.0	8.5%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales. Net sales for the third quarter of 2002 were $247.5 million, a $7.6 million or 3.2% increase from $239.9 million last year. Excluding the impact of acquisitions and foreign exchange, third quarter net sales increased $2.7 million or 1.1% compared to the third quarter last year. Net sales from U.S. operations were $154.2 million for the quarter, down 3.1% from $159.2 million for the third quarter last year. This decrease reflects lower U.S. demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $15.6 million were up $0.8 million, or 5.4% from last year. U.S. exports have increased into the European, Canadian and Russia, Africa and Middle East regions. Non-U.S. sales increased 15.7% to $93.3 million in the third quarter 2002, compared with $80.7 million last year. Foreign currency exchange rate movements had no material impact on net sales. In local currencies, European sales increased 6.3%. Excluding the results of Bester, which was acquired in January 2002, European sales increased 1.0% in local currencies. In the rest of the world, the Company’s sales increased 25.2% in local currencies. Excluding the results of Lincoln Soldaduras de Venezuela, which was acquired in December 2001, rest of the world sales increased 17.7% in local currencies.

Gross Profit. Third quarter gross profit was $73.2 million for both 2002 and 2001. Gross profit as a percentage of net sales declined to 29.6% from 30.5%, compared with the third quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes and lower overhead absorption due to lower plant utilization. Non-U.S. gross margins increased due to product mix.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $0.7 million, or 1.4% to $48.2 million for the third quarter 2002, compared with $47.5 million for 2001. SG&A expense as a percentage of net sales decreased 0.3% to 19.5%. The increase in SG&A expenses is due primarily to increased research & development expenses and increases in marketing and selling expenses, which were partially offset by lower costs associated with the Company’s discretionary year-end employee bonus program and the non-amortization of goodwill. Goodwill amortization expense for the three months ended September 30, 2001 was $0.4 million. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” will result in $1.6 million lower annual goodwill amortization expense (See Note B).

Interest Income. Interest income increased to $0.8 million in the third quarter 2002 from $0.2 million for the same period last year. The increase is primarily due to higher cash balances attributable to the proceeds received from the $150 million of borrowing discussed in Note L.

Interest Expense. Interest expense increased to $2.5 million in the third quarter 2002 from $1.0 million for the same period last year. In March 2002, the Company issued $150 million of Senior Unsecured Notes (the “Notes”) with a weighted average interest rate of 6.1% (see Note L). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.77% for the 2002 third quarter.

Income Taxes. Income taxes for the third quarter 2002 were $6.2 million on income before income taxes of $24.5 million, an effective rate of 25.0%, as compared with income taxes of $5.6 million on income before income taxes of $24.8 million, or an effective rate of 22.7% for the same period in 2001. The lower rate in the 2001 third quarter was due primarily to a cumulative adjustment needed to bring the Company’s year to date effective tax rate to the estimated annual tax rate for 2001.

Net Income. Net income for the third quarter 2002 was $18.3 million compared to net income of $19.2 million last year. Diluted earnings per share for 2002 was $0.43 per share compared with $0.45 in 2001. Foreign currency exchange rate movements positively affected net income by 5.3% in 2002 and had no material impact on 2001 net income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales. Net sales for the first nine months of 2002 were $755.5 million, a $13.6 million or 1.8% increase from $741.9 million last year. Excluding the impact of acquisitions and foreign exchange, net sales increased $2.1 million or 0.3% compared to last year. Net sales from U.S. operations were $468.4 million for the first nine months, down 4.4% from $489.9 million for the first nine months of last year. This decrease reflects lower U.S. demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $48.0 million were up $2.9 million or 6.5% from last year. Exports have increased into the regions of Europe, Asia Pacific and Russia, Africa and the Middle East. Non-U.S. sales increased 13.9% to $287.1 million in the first nine months of 2002, compared with $252.0 million last year. While the strengthening of the Euro and the Australian dollar had a positive effect on net sales, other foreign currencies, particularly Canada, Brazil, Argentina and Venezuela, had negative effects on net sales. The net negative impact of foreign currency movements on non-U.S. sales compared with last year was $0.6 million or 0.1% for the nine months. In local currencies, European sales increased 8.9%. Excluding the results of Bester, which was acquired in January 2002, European sales increased 6.0% in local currencies. In the rest of the world, the Company’s sales increased 20.0% in local currencies. Excluding the results of Lincoln Soldaduras de Venezuela, which was acquired in December 2001, rest of the world sales increased 13.6% in local currencies.

Gross Profit. Gross profit of $228.8 million for the first nine months of 2002 declined 3.3% or $7.8 million from last year. Gross profit as a percentage of net sales declined to 30.3% from 31.9% compared with the first nine months of last year. Gross profit margins in the U.S. declined because of lower sales volumes and lower overhead absorption due to lower plant utilization. Non-U.S. gross margins increased due to product mix.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $6.1 million, or 4.2% to $151.8 million for the first nine months of 2002, compared with $145.7 million for 2001. SG&A expense as a percentage of net sales increased to 20.1% from 19.6% in the 2001 period. The increase in SG&A expenses is due primarily to an increase in accounts receivable reserves, higher foreign exchange losses and higher marketing and selling expenses, which were partially offset by a decrease in product liability reserves, lower costs associated with the Company’s discretionary year-end employee bonus program and the non-amortization of goodwill. Goodwill amortization expense for the nine months ended September 30, 2001 was $1.3 million. The adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” will result in $1.6 million lower annual goodwill amortization expense (See Note B).

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

Interest Income. Interest income increased to $2.1 million for the first nine months of 2002 from $0.6 million for the same period last year. The increase is primarily due to higher cash balances attributable to the proceeds received from the $150 million of borrowing discussed in Note L.

Interest Expense. Interest expense increased to $6.6 million in the first nine months of 2002 from $4.4 million for the same period last year. The increase in interest expense was due to the private placement mentioned above. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.76% for the first nine months of 2002.

Income Taxes. Income taxes for the first nine months of 2002 were $15.6 million on income before income taxes of $64.1 million, an effective rate of 24.3%, as compared with income taxes of $24.5 million on income before income taxes of $87.5 million, or an effective rate of 28.0% for the same period in 2001. The decrease is primarily due to the utilization of foreign tax credits.

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

Net Income. Net income for the first nine months of 2002 was $10.9 million compared to net income of $63.0 million last year. Diluted earnings per share for 2002 was $0.26 per share compared to $1.48 per share in 2001. Excluding the rationalization charges and the accounting change, net income would have been $55.5 million and diluted earnings per share would have been $1.30. Foreign currency exchange rate movements negatively affected 2002 net income by $1.0 million or 9.5%, and had no material impact on 2001 net income.

Liquidity and Capital Resources

Cash provided from operating activities for the nine months ended September 30, 2002 was $81.8 million compared with $105.0 million for 2001. The lower cash flow from operations is primarily due to a $1.2 million increase in inventory during the current year compared to a $14.8 million decrease in the prior year. While U.S. subsidiaries’ inventories decreased, non-U.S. subsidiaries’ inventories increased to support the increase in non-U.S. sales.

The Company’s ratio of total debt to total capitalization increased to 28.3% at September 30, 2002 from 9.2% at December 31, 2001. During March 2002, the Company issued Notes totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including the intended purchase of Hyundai Welding Co., Ltd. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on six-month LIBOR, plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at September 30, 2002 was $9.0 million. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.77% for the third quarter and 4.76% for the first nine months of 2002.

During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants are consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100 million of additional senior unsecured notes (the “Shelf Notes”). There were no borrowings under the Shelf Notes as of September 30, 2002.

Capital expenditures decreased $8.1 million to $18.6 million in the first nine months of 2002, compared with $26.7 million in 2001.

On January 16, 2002, the Company acquired 85% of Bester S. A. (“Bester”). The results of Bester’s operations have been included in the consolidated financial statements since February 2002. Bester is a manufacturer of welding equipment and supplies located in Poland. This acquisition is expected to increase the Company’s market share while providing a strategic presence in Eastern Europe.

During the first nine months of 2002, the Company purchased 270,030 shares of its common stock on the open market at a cost of $6.5 million, bringing the total shares purchased to 7,509,489 at a cost of $152.0 million through September 30, 2002. The Company is authorized to purchase up to an additional 2,490,511 shares under the share repurchase program.

The Company paid cash dividends of $19.1 million or $0.45 per share during the first nine months of 2002, which is the same as was paid in the first nine months of 2001. Cash dividends declared per share of $0.45 remained the same year-over-year.

The quarterly dividend of $0.15 per share was paid October 15, 2002, to holders of record on September 30, 2002.

Recent Developments

On October 28, 2002, the Company signed a contract to purchase Hyundai Welding Co., Ltd., (“Hyundai Welding”) a leading manufacturer of consumable welding products located in Korea, for approximately $143 million. Hyundai Welding is the leading welding consumables manufacturer in Korea and a major supplier to other Asian markets. Hyundai Welding expects to record sales of approximately $130 million in 2002. The Company believes this acquisition will be accretive to earnings per share in the first year. The Company anticipates that the purchase will be completed during the fourth quarter of 2002.

Effective January 1, 2003, the Company will adopt the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects minimal financial impact in 2003 from the adoption of this accounting methodology. If the number of options granted in 2003 are comparable to 2002, the expected impact would be approximately $0.01 per share for 2003. The Company’s best estimate is that the impact per share would increase annually over the next several years and level off at approximately $0.06 per share by 2006. This estimate assumes that the number and the fair value of options granted is similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in the current or past years.

The Company accounts for its defined benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 87 requires a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. The Company has recently experienced a material decline in the fair market value of assets in the U.S. company’s non-contributory defined benefit pension plan trust. This decline is due in large part to the generally weak economy and general declines in the market value of investments. Any minimum pension liability adjustment, if necessary, will be recorded during the fourth quarter as a liability with a corresponding decrease to stockholders’ equity. At October 31, 2002, the Company estimates the after-tax charge to stockholders’ equity to be between approximately $80 million to $100 million. The actual amount of the adjustment will not be determinable until the final market value of pension investments is established at December 31, 2002. In addition, depending upon the December 31, 2002 market value of pension assets and the actuarial assumptions used to determine benefit obligations and to measure long-term investment returns, the Company’s annual pension expense for 2003 is expected to increase significantly. Based on October 31, 2002 pension investment values and expected actuarial assumptions to be used at December 31, 2002, the Company estimates non-cash pension expense to increase between $12 million and $17 million in 2003.

New Accounting Pronouncements

Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of ”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. Application of the non-amortization provisions of the Statement will result in a increase in net income of approximately $1.6 million ($0.04 per share) per year. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on comparable businesses, a non-cash impairment to goodwill of $37.6 million or $0.88 per diluted share, net of tax benefits of $0.7 million, has been recorded as a cumulative effect of a change in accounting principle.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” and Accounting Principle Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity that is sold or is considered held for sale must be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that liabilities for one-time termination benefits that will be incurred over future service periods should be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires that liabilities associated with disposal activities should be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

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

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions. The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If current economic and market conditions do not improve, the Company’s results of operations could continue to be adversely affected.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including increased cost of steel due to regulatory tariffs and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers, is subject in the U.S. market to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. continue to increase generally, with unpredictable results.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions at its domestic facilities and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the third quarter of 2002, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At September 30, 2002, the Company had approximately $32 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at September 30, 2002 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at September 30, 2002, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at September 30, 2002, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At September 30, 2002, the Company’s interest rate swaps had a notional amount of $80 million with a fair value of $9.0 million. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities”. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.77% for the third quarter and 4.76% for the first nine months of 2002. A hypothetical decrease of 1% in the floating rate would not materially affect the Company’s financial statements.

At September 30, 2002, the fair value of Notes payable to banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at September 30, 2002, and was not materially different from the year-end carrying value.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At September 30, 2002, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 27,619 claimants, which is a net increase of 828 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 10,734 of those claims were dismissed, 9 were tried to defense verdicts and 160 were decided in favor of the Company following summary judgment motions.

At September 30, 2002, the Company was a co-defendant in 22 cases involving 458 claimants alleging that exposure to manganese contained in welding consumables caused the claimants to develop adverse neurological conditions, including a condition known as manganism. Thirteen of these cases involving 389 claimants were previously reported. Twenty-one of the pending cases are in state court in five jurisdictions. The twenty-second case, initially pending in state court in Mississippi, has been removed to federal court. The claimants seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 37 claimants that have been resolved as follows: 19 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company and 12 were settled.

Item 2. Changes in Securities – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K

99(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC

/s/ H. JAY ELLIOTT H. Jay Elliott Senior Vice President, Chief Financial Officer and Treasurer November 13, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Anthony A. Massaro , Chairman, President and Chief Executive Officer of Lincoln Electric Holdings, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincoln Electric Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Anthony A. Massaro

Anthony A. Massaro Chairman, President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer of Lincoln Electric Holdings, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincoln Electric Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ H. JAY ELLIOTT

H. Jay Elliott Senior Vice President, Chief Financial Officer and Treasurer