Form 10-K
period 2002-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2003-02-14
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 0-1402

LINCOLN ELECTRIC HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-1860551 (I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

(216) 481-8100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒             No    ☐

The aggregate market value of the common shares held by non-affiliates as of June 30, 2002 was $936,413,398, (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of December 31, 2002 was 42,087,115.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 1, 2003 are hereby incorporated by reference into Part III.

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

The Company is a full-line manufacturer and reseller of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting.

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

The Company’s products are sold in both domestic and international markets. In the domestic market, products are sold directly by the Company’s own sales organization as well as through distributors and retailers. In the international markets, the Company’s products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors, agents, dealers and product users. The Company has manufacturing facilities located in the United States, Australia, Brazil, Canada, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela. See Note I to the consolidated financial statements with respect to geographic area information.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company’s business is not seasonal.

Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world’s largest manufacturer of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue appropriate strategies to heighten its competitiveness in domestic and international markets. Competition in the arc welding and cutting industry is on the basis of price, brand preference, product quality and performance, warranty, delivery, service and technical support. All of these factors have contributed to the Company’s position as the leader in the industry.

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

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all Lincoln facilities worldwide. In addition, the Company is ISO 14001 certified at the Mentor, Ohio manufacturing facility and is in the process of achieving ISO 14001 certification at its Euclid, Ohio manufacturing facility.

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The Company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located.

Research activities relating to the development of new products and the improvement of existing products in 2002 were all Company-sponsored. These activities were primarily related to the development of new products. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 2002 was 6,097.

The Company’s Internet address is www.lincolnelectric.com. The Company makes available free of charge on www.lincolnelectric.com its annual, quarterly and current reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. However, the information found on the Company’s website is not part of this or any other report.

Item 2. Properties

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 227 acres, of which present manufacturing facilities comprises an area of approximately 2,713,000 square feet.

In addition to the principal facilities in Ohio, the Company operates one other manufacturing location in the United States and 23 manufacturing locations (including joint ventures) in 17 foreign countries, the locations of which are as follows:

United States:	Gainesville, Georgia.
Australia:	Sydney.
Brazil:	Sao Paulo.
Canada:	Toronto; Mississauga.
England:	Sheffield.
France:	Grand-Quevilly.
Germany:	Essen.
Indonesia:	Cikarang.
Ireland:	Rathnew.
Italy:	Bologna; Milano; Celle Ligure; Arezzo.
Mexico:	Mexico City; Torreon.
Netherlands:	Nijmegen.
People’s Republic of China:	Shanghai, Tianjin.
Poland:	Bielawa.

Spain:	Barcelona.
Taiwan:	Tainan.
Turkey:	Istanbul.
Venezuela:	Maracay.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note L to the consolidated financial statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2002, $13.5 million of indebtedness was secured by property, plant and equipment.

Item 3. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2002, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 28,806 claimants, which is a net increase of 1,187 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 11,278 of those claims were dismissed, 9 were tried to defense verdicts and 167 were decided in favor of the Company following summary judgment motions.

At December 31, 2002, excluding proceedings within the states of Mississippi and Louisiana (which are discussed separately below), the Company was a co-defendant in 17 cases in 4 jurisdictions involving 454 claimants alleging that exposure to manganese contained in welding consumables caused the claimants to develop adverse neurological conditions, including a condition known as manganism. Sixteen of these cases were reported previously. All of the 16 cases are single plaintiff-cases except for one multiplaintiff case in Texas (allegedly on behalf of 373 claimants). The seventeenth case is another multiplaintiff case in Texas (allegedly on behalf of 66 claimants).

At December 31, 2002, within the state of Mississippi, the Company was a co-defendant in 8 manganese cases with allegations similar to those described above involving 111 claimants. Six of these cases were reported previously. Most of the cases are multiplaintiff cases, ranging from 2 to 60 claimants. Subsequent to December 31, 2002, the Company was served in 10 additional manganese cases allegedly involving 1,244 claimants that were filed on or before December 31, 2002, the last day prior to the effective date for tort reform in Mississippi. Six of the 8 cases are multiplaintiff cases, including one allegedly on behalf of approximately 1,200 claimants. All of the cases in Mississippi are still in state court except for two cases, which have been removed to federal court. A motion to remand is pending in one of them.

On February 3, 2003, the Company was served with a class action manganese complaint, filed in state court in Louisiana on behalf of a purported class of individuals who reside and/or work (or resided and/or worked) in one of five Southern states. The case has been removed to federal court.

The claimants in cases alleging manganese induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 61 claimants that have been resolved as follows: 43 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company and 12 were settled.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION

Anthony A. Massaro	59	Chairman of the Board since 1997; Chief Executive Officer since 1996; President and Chief Operating Officer since 1996.
John M. Stropki	52	Director since 1998; Executive Vice President, President North America since 1995.

H. Jay Elliott	61	Senior Vice President, Chief Financial Officer and Treasurer since 1996.

Frederick G. Stueber	49	Senior Vice President, General Counsel and Secretary since 1996.

James E. Schilling	66	Senior Vice President, Corporate Development since 1999; Director, Business Development since 1998; prior thereto, General Manager, Strategic Management of CBS Corporation (Westinghouse Electric Corp. prior to 1997) from 1993-1998.

Raymond S. Vogt	61	Senior Vice President, Human Resources since 2001; Vice President, Human Resources 1996-2001.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

The Company’s common shares are traded on The Nasdaq Stock Market under the symbol “LECO”. The number of record holders of common shares at December 31, 2002 was 2,256.

The total amount of dividends paid in 2002 was $25,390,349. For 2002, dividends were paid quarterly on January 15, April 15, July 15 and October 15.

Quarterly high and low stock prices and dividends declared for the last two years were:

		2002			2001

	High	Low	Dividends Declared	High	Low	Dividends Declared

March 31	$30.98	$23.51	$0.15	$22.25	$17.88	$0.15
June 30	31.25	26.20	0.15	26.40	18.60	0.15
September 30	27.84	21.40	0.15	25.50	20.75	0.15
December 31	25.84	20.50	0.16	25.90	20.60	0.15

Source: The Nasdaq Stock Market

Equity Compensation Plan Information

Number of securities remaining available
for future issuance
	Number of securities to be issued upon	Weighted-average	under equity compensation plans (excluding securities
	exercise of	exercise price of	reflected in
	outstanding options	outstanding options	column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,179,471	$19.34	2,594,535

For further information on the Company’s equity compensation plans see “Note D - Stock Plans” to the Company’s financial statements included in Item 8.

Item 6. Selected Financial Data

	Year Ended December 31
	2002	2001	2000	1999	1998

	(In thousands of dollars, except per share data)
Net sales	$994,077	$978,877	$1,058,601	$1,086,176	$1,186,6799
Income before cumulative effect of a change in accounting principle, net of tax	66,882	83,589	78,092	73,940	93,719
Cumulative effect of a change in accounting principle, net of tax	(37,607)	—	—	—	—

Net income	29,275	83,589	78,092	73,940	93,719
Basic earnings per share
Basic earnings per share before the cumulative effect of a change in accounting principle	$1.58	$1.97	$1.83	$1.63	$1.92
Cumulative effect of a change in accounting principle, net of tax	(0.89)	—	—	—	—

Basic earnings per share	$0.69	$1.97	$1.83	$1.63	$1.92

Diluted earnings per share
Diluted earnings per share before the cumulative effect of a change in accounting principle	$1.56	$1.96	$1.83	$1.62	$1.91
Cumulative effect of a change in accounting principle, net of tax	(0.88)	—	—	—	—

Diluted earnings per share	$0.68	$1.96	$1.83	$1.62	$1.91

Cash dividends declared	$0.61	$0.60	$0.57	$0.50	$0.42

Total assets	$901,269	$781,311	$790,279	$775,399	$782,906

Long-term debt	$174,146	$24,181	$38,550	$47,207	$46,766

2002 included a net pre-tax charge of $10,468 ($7,045 after-tax) relating to the Company’s rationalization program (see Note E) and a pre-tax charge for the cumulative effect of an accounting change of $38,307 ($37,607 after-tax) (see Note A).

2001 included a net pre-tax gain of $1,943 ($1,263 after-tax) related to a $3,087 gain ($2,007 after-tax) on the sale of property, partially offset by a charge of $1,144 ($744 after-tax) relating to severance and redundancy costs in Europe.

2000 included a net pre-tax charge of $13,399 ($8,126 after-tax) principally related to a $16,004 ($14,399 after-tax) charge for costs related to the lapsed Charter offer partially offset by a $10,183 gain ($6,273 after-tax) from insurance proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers.

1999 included a pre-tax charge of $32,015 ($19,721 after-tax) related to the sale of the motor business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products.

The Company believes that the high quality of its products, advanced engineering expertise and its strong distributor network, coupled with its large, technically trained sales force, have enabled the Company to continue to be a key participant in the global marketplace.

The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. With highly competitive conditions in the welding industry, the Company will continue to emphasize its status as a single source supplier, which it believes is most capable of meeting the broadest range of its customers’ welding needs.

On April 26, 2000, the Company made a cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company. In October 2000, the Company’s offer to purchase Charter plc lapsed. As a result, the acquisition was not completed and the Company recorded an additional after-tax charge of $11.6 million ($0.27 per diluted share) during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid. For the 2000 year, the Company recorded total non-recurring charges of $13.4 million ($8.1 million after-tax) in Other income (expense). Of this amount, the quarter ended June 30, 2000, included a net gain of $10.2 million ($6.3 million after-tax) principally related to proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers. In addition, the quarter ended September 30, 2000, included a net charge of $4.4 million ($2.8 million after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid. During the period in which the Charter acquisition was pending, the Company had suspended dividend payments and its share repurchase program; both were re-instituted in December 2000, subsequent to the lapse of the offer.

In 2002, consolidated net sales increased 1.6% from 2001 to $994.1 million. Net income decreased to $29.3 million or $0.68 per share (diluted). Excluding rationalization charges and an accounting change, net income for 2002 would have been $73.9 million and diluted earnings per share would have been $1.73. Net income in 2001 was $83.6 million. Excluding an after-tax gain of $1.2 million that was comprised of a gain on the sale of property partially offset by severance and redundancy charges in Europe, net income in 2001 would have been $82.3 million or $1.93 per share (diluted). Net income was $78.1 million in 2000, or $1.83 per diluted share. Excluding charges for costs associated with the lapsed offer to acquire Charter plc and net proceeds received from a product liability insurance carrier, 2000 net income would have been $86.2 million, or $2.02 per share (diluted). Earnings per share was positively impacted by the repurchase of 501,330 shares in 2002, 114,079 shares in 2001 and 2,178,130 shares in 2000.

Research and development expenditures were $19.1 million in 2002, compared with $17.9 million in 2001 and $16.6 million in 2000. Expenditures were primarily related to the development of new products. The Company believes that over the past three years, expenditures for research and development activities have been adequate to maintain the Company’s leadership position and to introduce new products at an appropriate rate to sustain future growth.

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations:

			Year ended December 31

(Dollars in millions)	2002		2001		2000

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$994.1	100.0%	$978.9	100.0%	$1,058.6	100.0%
Cost of goods sold	694.1	69.8%	671.6	68.6%	703.5	66.5%

Gross profit	300.0	30.2%	307.3	31.4%	355.1	33.5%
Selling, general & administrative expenses	198.0	19.9%	190.2	19.4%	216.2	20.4%
Rationalization charges	10.5	1.1%	—	—	—	—
Operating income	91.5	9.2%	117.1	12.0%	138.9	13.1%
Interest income	3.2	0.3%	1.1	0.1%	0.7	0.1%
Other income (expense)	2.3	0.2%	3.3	0.3%	(10.5)	(1.0%)
Interest expense	(9.1)	(0.9%)	(5.5)	(0.5%)	(7.4)	(0.7%)

Income before income taxes	87.9	8.8%	116.0	11.9%	121.7	11.5%
Income taxes	21.0	2.1%	32.4	3.3%	43.6	4.1%

Income before cumulative effect of a change in accounting principle, net of tax	66.9	6.7%	83.6	8.6%	78.1	7.4%
Cumulative effect of a change in accounting principle, net of tax	(37.6)	(3.8%)	—	—	—	—

Net income	$29.3	2.9%	$83.6	8.6%	$78.1	7.4%

2002 COMPARED TO 2001

Net Sales. Net sales for 2002 were $994.1 million, a $15.2 million or 1.6% increase from $978.9 million last year. Third-party net sales from U.S. operations were $612.4 million, down 4.3% from $639.9 million last year. U.S. domestic sales declined 5.5% from 2001. The U.S. sales decrease reflects lower demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $63.2 million were up $4.8 million or 8.1% from last year. Exports have increased into Europe, Asia Pacific and Russia, Africa and the Middle East regions. Non-U.S. third-party sales increased 12.6% to $381.7 million in 2002, compared with $339.0 million last year. The weakening of the U.S. dollar had a positive impact on non-U.S. sales compared with last year. This positive impact on net sales was $2.8 million or 0.3%. In local currencies, European sales increased 6.4%. Excluding the results of Bester, which was acquired in January 2002, European sales increased 2.5% in local currencies. In the rest of the world, the Company’s sales increased 17.9% in local currencies. Excluding the results of Lincoln Soldaduras de Venezuela, which was acquired in December 2001, rest of the world sales increased 11.9% in local currencies. Non-U.S. and export sales were 44.8% of the Company’s total sales compared with 40.6% in 2001.

Gross Profit. Gross profit of $300.0 million for 2002 declined 2.4% or $7.3 million from last year. Gross profit as a percentage of net sales declined to 30.2% from 31.4% compared with last year. Gross profit margins in the U.S. declined because of lower sales volumes and the related unfavorable production variances. Non-U.S. gross margins were up slightly year-over-year due to product mix.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $7.8 million or 4.1% to $198.0 million for 2002, compared with $190.2 million for 2001. SG&A expenses as a percentage of net sales increased to 19.9% from 19.4% in 2001. The increase in SG&A expenses is due primarily to the incremental costs incurred by newly acquired businesses of $4.5 million, the foreign currency translation effect of a weakening U.S. dollar of $1.7 million, an increase in accounts receivable allowances of $3.0 million and an increase in R&D expenditures of $1.2 million, which were partially offset by the non-amortization of goodwill of $1.6 million as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (See Note A).

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

Interest Income. Interest income increased to $3.2 million for 2002 from $1.1 million for 2001. The increase is primarily due to higher cash balances attributable to the proceeds received from a new $150 million borrowing (see Note F).

Other Income (Expense). Other income (expense) for 2002 decreased to $2.3 million from $3.3 million for 2001. Other income (expense) in 2001 included a pre-tax gain on the sale of property of $3.1 million ($2.0 million after-tax) in Europe.

Interest Expense. Interest expense increased to $9.1 million in 2002 from $5.5 million in 2001. In March 2002, the Company issued $150 million of Senior Unsecured Notes (the “Notes”) with a weighted-average interest rate of 6.1% (see Note F). Also in March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80.0 million to effectively swap fixed interest rates for variable rates. The weighted-average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.82% for 2002.

Income Taxes. Income taxes for 2002 were $21.0 million on income before income taxes of $87.9 million, an effective rate of 23.9%, as compared with income taxes of $32.4 million on income before income taxes of $116.0 million, or an effective rate of 28.0% for 2001. The decrease was primarily attributable to the utilization of foreign tax credits.

Cumulative Effect of a Change in Accounting Principle. Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, which requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles.

The Company has applied the new rules on accounting for goodwill and other intangible assets prescribed under SFAS No. 142, beginning January 1, 2002 (see Note A). As a result of the valuations performed by an independent third-party, the Company recorded an impairment to goodwill of $37.6 million, net of tax. Application of the nonamortization provisions of the Statement will result in an increase in net income of approximately $1.6 million ($0.04 per share) per year.

Net Income. Net income for 2002 was $29.3 million compared to $83.6 million in 2001. Diluted earnings per share for 2002 was $0.68 per share compared to $1.96 per share in 2001. Excluding the rationalization charges and the accounting change, net income for 2002 would have been $73.9 million and diluted earnings per share would have been $1.73. Net income in 2001 included an after-tax gain of $1.2 million, without which net income would have been $82.3 million or $1.93 per share (diluted). Foreign currency exchange rate movements negatively affected 2002 net income by $3.0 million or 10.3%, and had no material impact on 2001 net income.

2001 COMPARED TO 2000

Net Sales. Net sales for 2001 were $978.9 million, a $79.7 million or 7.5% decline from $1,058.6 million in 2000. Third-party net sales from U.S. operations were $639.9 million, down 9.2% from $705.1 million in 2000. U.S. domestic sales declined 9.8% from 2000. The U.S. sales decrease reflects lower demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $58.5 million were down $1.7 million or 2.9% from 2000. U.S. exports to Europe and Latin America declined due to declining economic conditions in those regions. Also, in Latin America, changes in product sourcing to locations outside the U.S. affected export sales. Exports increased into Canada and the Asian and Russia, Africa and the Middle East regions. Non-U.S. third-party sales declined 4.1% to $339.0 million in 2001, compared with $353.5 million in 2000. The strong U.S. dollar continued to have a negative impact on non-U.S. sales compared with 2000. This negative impact on net sales was $15.8 million or 1.6%. In local currencies, European sales increased 0.7%. In the rest of the world, the Company’s sales were the same in local currencies. Non-U.S. and export sales were 40.6% of the Company’s total sales.

Gross Profit. Gross profit of $307.3 million for 2001 declined 13.5% or $47.8 million from 2000. Gross profit as a percentage of net sales declined to 31.4% from 33.5% compared with 2000. Gross profit margins in the U.S. declined because of lower sales volumes and the related unfavorable production variances. Non-U.S. gross margins were up year-over-year due to lower distribution costs, product mix and favorable production variances resulting from production efficiencies.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $26.0 million or 12.0% to $190.2 million for 2001, compared with $216.2 million for 2000. SG&A expenses as a percentage of net sales declined to 19.4% from 20.4% in 2000. The reduction in SG&A expenses was primarily due to expense reduction efforts and lower employee costs including the costs related to the Company’s discretionary year-end employee bonus program. Bonus costs were down $22.6 million from 2000 due to lower actual results compared to profitability objectives.

Interest Income. Interest income increased to $1.1 million for 2001 from $0.7 million for 2000. The increase was primarily due to higher cash balances compared to the previous year.

Other Income (Expense). Other income (expense) for 2001 increased to $3.3 million compared with an expense of $10.5 million for 2000. Other income (expense) in 2001 included a pre-tax gain on the sale of property of $3.1 million ($2.0 million after-tax) in Europe. Other income (expense) in 2000 included a net pre-tax charge of $13.4 million ($8.1 million after-tax) principally related to the costs associated with the lapsed Charter offer, offset by net proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers.

Interest Expense. Interest expense decreased $1.9 million, or 25.7% in 2001 from $7.4 million in 2000. The decrease in interest expense was commensurate with decreased short- and long-term borrowings.

Income Taxes. Income taxes for 2001 were $32.4 million on income before income taxes of $116.0 million, an effective rate of 28.0%, as compared with income taxes of $43.6 million on income before income taxes of $121.7 million, or an effective rate of 35.8% for 2000. The decrease in the effective tax rate was primarily attributable to the utilization of certain international tax credits.

Net Income. Net income for 2001 of $83.6 million was $5.5 million higher than 2000. Diluted earnings per share for 2001 increased to $1.96 per share from $1.83 per share in 2000. Net income in 2001 included an after-tax gain of $1.2 million, without which net income would have been $82.3 million or $1.93 per share (diluted). The net income in 2000 included the charges mentioned above. Excluding the nonrecurring items in 2000, net income would have been $86.2 million or $2.02 per share (diluted). The effect of foreign currency exchange rate movements on net income was not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s debt levels increased from $50.8 million at December 31, 2001, to $187.5 million at December 31, 2002. Total percent of debt to total capitalization increased to 30.5% at December 31, 2002, from 9.2% at December 31, 2001. The increase in 2002 is attributable to the $150 million of Senior Unsecured Notes discussed below. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with existing cash balances, cash generated by operations and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $103.6 million in 2002, a decrease of $16.6 million from $120.2 million in 2001. The decrease was primarily related to lower net income.

Capital expenditures during 2002 were $27.9 million, a 24.0% decrease from 2001. The Company anticipates capital expenditures should approximate depreciation in 2003. If acquisitions and major projects providing near term financial benefits become available, additional expenditures may be made.

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for $7.8 million, including assumed debt. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3.5 million, of which $1.5 million has been paid as of December 31, 2002.

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

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on the six-month LIBOR, plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at December 31, 2002 was $9.9 million. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.82% for 2002. Net interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 2.23%, or approximately $2.5 million during 2002. Total net interest expense related to the $150 million private placement after considering the fixed-to-floating interest rate swaps and the interest income generated from investing the funds was approximately $2.9 million, or $0.04 per diluted share.

During April 2002, the Company replaced its prior committed revolving credit facility with a new three-year revolving Credit Agreement that provides up to $125 million in borrowings and expires in April 2005. This Credit Agreement may be used for general corporate purposes. The interest rate on borrowings under the Credit Agreement is based on either the LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A facility fee is payable based upon the daily aggregate amount of commitments. The facility fee is based on the Company’s leverage ratio. The Credit Agreement provides for the issuance of Letters of Credit, subject to limits based on amounts outstanding under the Credit Agreement and is subject to the same covenants as the Notes. As of December 31, 2002, there are no borrowings under the credit agreement.

During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants are consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100 million of additional senior unsecured notes (the “Shelf Notes”). There were no borrowings under the Shelf Notes as of December 31, 2002.

The Company’s contractual obligations and commercial commitments ( as defined by Section 13(j) of the Securities Exchange Act of 1934) as of December 31, 2002 are as follows (in thousands):

		Payments Due by Period

			2004 to	2006 to
	Total	2003	2005	2007	2008 and Beyond

Long-term debt	$181,590	$12,097	$4,028	$46,913	$118,552
Capital lease obligations	5,989	1,336	1,611	1,031	2,011
Short-term debt	945	945	—	—	—
Operating leases	20,031	8,068	8,404	3,433	126

Total contractual cash obligations	$208,555	$22,446	$14,043	$51,377	$120,689

Additionally, the Company has provided a guarantee on a loan for a joint venture. The Company’s estimated maximum exposure under this arrangement at December 31, 2002 was approximately $2 million.

During 2002, the Company purchased 501,330 shares of its common stock on the open market at a cost of $11.6 million, bringing the total shares purchased to 7,740,789 at a cost of $157.1 million through December 31, 2002. The Company is authorized to purchase up to an additional 2,259,211 shares under the share repurchase program. See Note B to the Consolidated Financial Statements.

A total of $25.4 million in dividends was paid during 2002. In January 2003, the Company paid the quarterly cash dividend of 16 cents per share to shareholders of record on December 31, 2002.

Effective January 1, 2003, the Company will adopt the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects minimal financial impact in 2003 from the adoption of this accounting methodology. If the number of options granted in 2003 is comparable to 2002, the expected impact would be approximately $0.01 per share for 2003. The Company estimates the impact per share would increase annually over the next several years and level off at approximately $0.06 per share by 2006. This estimate assumes that the number and the fair value of options granted is similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in the current or past years.

The Company accounts for its defined benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 87 requires a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. The Company has recently experienced a material decline in the fair market value of assets in the U.S. company’s non-contributory defined benefit pension plan trust. This decline is due, in large part, to the generally weak economy and general declines in the market value of investments. At December 31, 2002, the Company recorded an after-tax charge to shareholders’ equity of approximately $80 million. In addition, the Company’s annual pension expense for 2003 is expected to increase significantly. Based on December 31, 2002 pension investment values and expected actuarial assumptions used at December 31, 2002, the Company estimates pension expense will increase by $15 million in 2003.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement (see Note F). Outstanding letters of credit at December 31, 2002 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement. The Company’s estimated maximum exposure under this arrangement at December 31, 2002 was approximately $2 million.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting

the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires a component of an entity sold or considered held for sale be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement are effective for the Company as of the fourth quarter of 2002. The Company has made the required disclosures in the financial statements. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of this Statement are not expected to have a material impact on the financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 does not alter the provisions of SFAS No. 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS No. 148 does provide three alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. As mentioned previously, the Company will adopt the fair-value method of recording stock options contained in SFAS No. 123 effective January 1, 2003, thus the provisions of this Statement will also be adopted by the Company at that date. The Company will elect to expense stock options using the prospective method prescribed in SFAS No. 148. The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The Company expects the impact from the adoption of this Statement to be approximately $0.01 per share for 2003. The Company estimates the impact per share would increase annually over the next several years and level off at approximately $0.06 per share by 2006.

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of this Issue for the Company will be July 1, 2003. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation will be July 1, 2003. The Company has not yet determined the impact, if any, this Interpretation will have on the financial statements of the Company.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e. for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable cost, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided in lieu of reserves. Many of the current cases are in preliminary procedural stages and insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, a range of possible losses cannot be made at this time. Reserves are adjusted as facts and circumstances change, and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note M to the Consolidated Financial Statements and the Legal Proceedings section of the Annual Report on Form 10-K for further discussion of legal contingencies.

The Company often faces challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records reserves for probable exposures. Based on evaluation of those tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period may be materially impacted.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. As of December 31, 2002, the Company has approximately $93 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2002, a valuation allowance of $15 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized. The amount of net deferred tax asset considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Pensions

The Company accounts for its defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The expected return on plan assets is determined based on the expected long-term rate of return on the plan assets and the market-related value of plan assets. The market-related value of plan assets can be determined by either fair value or a calculated value recognizing changes in fair value in a systematic and rational manner over not more than five years. The Company used fair values at December 31 for the market-related value of plan assets. The Company has assumed the expected long-term rate of return on plan assets will be 9.1%. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The amortization of the net deferral of past losses will increase future pension expense. The plan assets have earned a rate of return substantially less than 9.1% in the last two years. The Company anticipates lowering the expected rate of return on plan assets to approximately 8.8% for 2003. As a result, future pension expense will increase.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2002, the Company determined this rate to be 6.7%. Decreases in discount rates and lower expected returns on plan assets over the past two years will materially affect pension expense in 2003. The Company estimates pension expense will increase by $15 million in 2003.

Inventories

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $39.9 million at December 31, 2002. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs or adjustments to cost of sales may be required.

Accounts Receivable and Allowances

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions. The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If current economic and market conditions do not improve, the Company’s results of operations could continue to be adversely affected.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Central Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including increased cost of steel due to regulatory tariffs and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers, is subject in the U.S. market to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. continue to increase generally, with unpredictable results.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

The above list of factors that could materially affect the Company’s future results is not all inclusive. Any forward-looking statements reflect only the beliefs of the Company or its management at the time the statement is made.

Item 7a. Qualitative and Quantitative Disclosure About Market Risk

The Company’s primary financial market risks include fluctuations in currency exchange rates, commodity prices and interest rates. The Company manages these risks by using derivative financial instruments in accordance with established policies and procedures. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During 2002, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At December 31, 2002, the Company had approximately $26 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at December 31, 2002 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2002, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at December 31, 2002, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At December 31, 2002, the Company’s interest rate swaps had a notional amount of $80 million with a fair value of $9.9 million. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities”. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.82% for 2002. A hypothetical decrease of 1% in the floating rate would not materially affect the Company’s financial statements.

At December 31, 2002, the fair value of Notes payable to banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at December 31, 2002, and was not materially different from the year-end carrying value.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report following the signature page and certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 30, 2003. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Auditors
Consolidated Balance Sheets — December 31, 2002 and 2001
Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements — December 31, 2002

(a)(2)	Financial Statement Schedules

The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page and certifications:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3)	Exhibits

Exhibit No.	Description

3(a)	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).

3(b)	Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(a)	Credit Agreement dated April 24, 2002 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc. and Lincoln Global, Inc. and the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Agent. (filed as Exhibit 10(r) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10(b)	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof. (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(c)	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002. (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(d)	Lincoln Electric Holdings, Inc. 1998 Stock Option Plan (filed as Annex F to the Registration Statement on Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, incorporated herein by reference and made a part hereof).

10(e)	The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(f)	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10(g)	Amended and Restated Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(u) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(h)	Amended and Restated Lincoln Electric Holdings, Inc. Deferred Compensation Plan dated January 1, 2002 (filed as Exhibit 10(s) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(i)	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(j)	Description of Long Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10(k)	Description of Non-Employee Directors’ Restricted Stock Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as adopted by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption dated December 29, 1998 (filed as Exhibit 10(j) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(l)	The Lincoln Electric Company Non-Employee Directors’ Deferred Compensation Plan (filed as Exhibit 10(g) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof) as amended by Amendment No. 1 dated as of December 29, 1998 (filed as Exhibit 10(k) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(m)	Letter of Employment between Anthony A. Massaro and Lincoln Electric Holdings, Inc. dated March 7, 2000 (filed as Exhibit 10(k) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(n)	Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(o)	The Lincoln Electric Company Executive Benefit Plan (filed as Exhibit 10(l) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amend by Amendment No. 1 dated January 1, 2002 (filed as Exhibit 10(t) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(p)	Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Massaro, Stropki, Elliott, Stueber and Vogt) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended September 30, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(q)	Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(r)	Stock Option Plan for Non-employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

21	Subsidiaries of the Registrant.

Exhibit No.	Description

23	Consent of Independent Auditors.

24	Powers of Attorney.

99(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file any reports on Form 8-K during the fourth quarter of 2002.
(c)	The exhibits which are listed under Item 15 (a) (3) are filed in a separate section of the report following the signature pages or incorporated by reference herein.
(d)	The financial statement schedule which is listed under item 15 (a) (2) is filed in a separate section of the report following the signature page and certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC. (Registrant)

By:	/s/ H. JAY ELLIOTT H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANTHONY A. MASSARO Anthony A. Massaro, Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 14, 2003	/s/ H. JAY ELLIOTT H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 14, 2003

/s/ JOHN M. STROPKI John M. Stropki, Director of the Company, Executive Vice President, President North America February 14, 2003

/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for	/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for
HAROLD ADAMS Harold Adams, Director February 14, 2003	DAVID C. LINCOLN David C. Lincoln, Director February 14, 2003

/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for	/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for
HARRY CARLSON Harry Carlson, Director February 14, 2003	G. RUSSELL LINCOLN G. Russell Lincoln, Director February 14, 2003

/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for	/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for
RANKO CUCUZ Ranko Cucuz, Director February 14, 2003	KATHRYN JO LINCOLN Kathryn Jo Lincoln, Director February 14, 2003

/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for	/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for
DAVID H. GUNNING David H. Gunning, Director February 14, 2003	HENRY L. MEYER III Henry L. Meyer III, Director February 14, 2003

/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for	/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for
EDWARD E. HOOD, JR Edward E. Hood, Jr., Director February 14, 2003	HELLENE S. RUNTAGH Hellene S. Runtagh, Director February 14, 2003

/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for	/s/ H. JAY ELLIOTT H. Jay Elliott as Attorney-in-fact for
PAUL E. LEGO Paul E. Lego, Director February 14, 2003	FRANK L. STEINGASS Frank L. Steingass, Director February 14, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Anthony A. Massaro , Chairman, President and Chief Executive Officer of Lincoln Electric Holdings, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Lincoln Electric Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Anthony A. Massaro Anthony A. Massaro Chairman, President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer of Lincoln Electric Holdings, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Lincoln Electric Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ H. Jay Elliott H. Jay Elliott Senior Vice President, Chief Financial Officer and Treasurer

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2) AND ITEM 15(c) AND 15(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULES

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2002

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
January 29, 2003

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(In thousands of dollars)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$176,076	$23,493

Marketable securities	4,881	52

Accounts receivable (less allowances of $6,805 in 2002; $4,811 in 2001)	153,623	154,094

Inventories

Raw materials and in-process	72,560	73,038

Finished goods	92,114	91,465

	164,674	164,503

Deferred income taxes	5,355	11,996

Other current assets	19,436	23,537

TOTAL CURRENT ASSETS	524,045	377,675

PROPERTY, PLANT AND EQUIPMENT

Land	13,844	12,210

Buildings	147,631	134,981

Machinery and equipment	457,060	435,074

	618,535	582,265

Less: accumulated depreciation and amortization	346,682	311,294

	271,853	270,971

OTHER ASSETS

Prepaid pension costs	3,345	38,784

Equity investments in affiliates	29,735	26,157

Intangibles, net	12,754	5,846

Goodwill	4,095	40,416

Deferred income taxes	17,858	—

Other	37,584	21,462

	105,371	132,665

TOTAL ASSETS	$901,269	$781,311

See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(In thousands of dollars,
	except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable to banks	$945	$13,163
Trade accounts payable	63,894	67,569
Accrued employee compensation and benefits	38,663	26,456
Accrued expenses	12,722	13,519
Taxes, including income taxes	34,699	34,216
Dividend payable	6,746	6,355
Other current liabilities	20,514	22,788
Current portion of long-term debt	13,433	13,434

TOTAL CURRENT LIABILITIES	191,616	197,500
Long-term debt, less current portion	174,146	24,181
Accrued pensions	92,066	17,849
Deferred income taxes	1,070	31,751
Other long-term liabilities	13,218	11,332
SHAREHOLDERS’ EQUITY
Preferred Shares, without par value — at stated capital amount:
Authorized — 5,000,000 shares in 2002 and 2001; Issued and Outstanding — none	—	—
Common Shares, without par value — at stated capital amount:
Authorized — 120,000,000 shares in 2002 and 2001; Issued — 49,282,306 shares in 2002 and 2001; Outstanding — 42,087,115 shares in 2002 and 42,369,145 shares in 2001	4,928	4,928
Additional paid-in capital	106,237	105,380
Retained earnings	597,495	594,701
Accumulated other comprehensive income (loss)	(132,350)	(66,726)
Treasury shares, at cost — 7,195,191 shares in 2002 and 6,913,161 shares in 2001	(147,157)	(139,585)

TOTAL SHAREHOLDERS’ EQUITY	429,153	498,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$901,269	$781,311

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2002	2001	2000

	(In thousands of dollars, except per share data)
Net sales	$994,077	$978,877	$1,058,601
Cost of goods sold	694,052	671,551	703,503

Gross profit	300,025	307,326	355,098
Selling, general & administrative expenses	198,035	190,161	216,217
Rationalization charges	10,468	—	—

Operating income	91,522	117,165	138,881
Other income (expense):
Interest income	3,239	1,122	732
Other income (expense)	2,238	3,291	(10,553)
Interest expense	(9,056)	(5,537)	(7,383)

Total other income (expense)	(3,579)	(1,124)	(17,204)

Income before income taxes and the cumulative effect of a change in accounting principle	87,943	116,041	121,677
Income taxes	21,061	32,452	43,585

Income before the cumulative effect of a change in accounting principle	66,882	83,589	78,092
Cumulative effect of a change in accounting principle, net of tax	(37,607)	—	—

Net income	$29,275	$83,589	$78,092

Per share amounts:
Basic earnings per share
Basic earnings per share before the cumulative effect of a change in accounting principle	$1.58	$1.97	$1.83
Cumulative effect of a change in accounting principle, net of tax	(0.89)	—	—

Basic earnings per share	$0.69	$1.97	$1.83

Diluted earnings per share
Diluted earnings per share before the cumulative effect of a change in accounting principle	$1.56	$1.96	$1.83
Cumulative effect of a change in accounting principle, net of tax	(0.88)	—	—

Diluted earnings per share	$0.68	$1.96	$1.83

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Comm	Paid-in	Retained	Comprehensive	Treasury
(in thousands of dollars, except per share data)	Shares	Capital	Earnings	Income (Loss)	Shares	Total

Balance January 1, 2000	$4,928	$104,891	$483,463	$(43,524)	$(98,243)	$451,515
Comprehensive income
Net income			78,092			78,092
Minimum pension liability adjustment				(429)		(429)
Currency translation adjustment				(16,035)		(16,035)

Total comprehensive income						61,628
Cash dividends declared — $0.57 per share			(24,157)			(24,157)
Net shares issued under certain benefit plans		2	(127)		645	520
Purchase of shares for treasury					(42,205)	(42,205)

Balance December 31, 2000	4,928	104,893	537,271	(59,988)	(139,803)	447,301
Comprehensive income
Net income			83,589			83,589
Minimum pension liability adjustment				(514)		(514)
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax				226		226
Currency translation adjustment				(6,450)		(6,450)

Total comprehensive income						76,851
Cash dividends declared — $0.60 per share			(25,422)			(25,422)
Net shares issued under certain benefit plans		487	(737)		2,643	2,393
Purchase of shares for treasury					(2,425)	(2,425)

Balance December 31, 2001	4,928	105,380	594,701	(66,726)	(139,585)	498,698
Comprehensive income
Net income			29,275			29,275
Minimum pension liability adjustment, net of tax of $48,206				(79,697)		(79,697)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax				(246)		(246)
Currency translation adjustment				14,319		14,319

Total comprehensive income (loss)						(36,349)
Cash dividends declared — $0.61 per share			(25,769)			(25,769)
Net shares issued under certain benefit plans		857	(712)		4,018	4,163
Purchase of shares for treasury					(11,590)	(11,590)

Balance December 31, 2002	$4,928	$106,237	$597,495	$(132,350)	$(147,157)	$429,153

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

	(In thousands of dollars)
OPERATING ACTIVITIES
Net income	$29,275	$83,589	$78,092
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	37,607	—	—
Rationalization charges	10,468	—	—
Depreciation and amortization	37,040	36,205	34,712
Deferred income taxes	9,021	16,527	(2,286)
Loss (gain) on sale of fixed assets	476	(2,574)	(520)
Changes in operating assets and liabilities net of effects from acquisitions:
Decrease (increase) in accounts receivable	8,786	(742)	1,905
Decrease in inventories	6,636	18,653	6,005
Decrease (increase) in other current assets	5,452	2,381	(4,659)
(Decrease) increase in accounts payable	(8,126)	4,647	(4,963)
(Decrease) increase in other current liabilities	(2,032)	(25,495)	12,030
(Decrease) in prepaid pension expense	(21,400)	(12,079)	(7,223)
Gross change in other long-term assets and liabilities	(2,005)	(775)	(305)
Other, net	(7,600)	(136)	8,046

NET CASH PROVIDED BY OPERATING ACTIVITIES	103,598	120,201	120,834
INVESTING ACTIVITIES
Capital expenditures	(27,909)	(36,723)	(34,800)
Acquisitions of businesses and equity investments	(8,010)	(3,961)	(18,903)
Proceeds from sale of fixed assets	2,052	4,420	1,627
Purchase of marketable securities	(5,015)	(10)	—
Other	391	316	6

NET CASH (USED) BY INVESTING ACTIVITIES	(38,491)	(35,958)	(52,070)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	3,688	50,542	47,046
Payments on short-term borrowings	(10,926)	(44,299)	(48,972)
Notes payable to banks — net	(7,114)	(35,280)	29,270
Proceeds from long-term borrowings	150,172	71	54,294
Payments on long-term borrowings	(13,661)	(17,410)	(80,266)
Issuance of shares from treasury	3,294	1,891	645
Purchase of shares for treasury	(11,590)	(2,427)	(42,205)
Cash dividends paid	(25,390)	(25,418)	(24,034)
Other	—	(15)	(442)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	88,473	(72,345)	(64,664)
Effect of exchange rate changes on cash and cash equivalents	(997)	276	(1,456)

INCREASE IN CASH AND CASH EQUIVALENTS	152,583	12,174	2,644
Cash and cash equivalents at beginning of year	23,493	11,319	8,675

CASH AND CASH EQUIVALENTS AT END OF YEAR	$176,076	$23,493	$11,319

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2002

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries and all non-majority owned entities for which it has a controlling interest (the “Company”) after elimination of all significant intercompany accounts, transactions and profits. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in Other long-term liabilities.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2002 and 2001, approximately 53% and 57%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $39,924 at December 31, 2002 and $39,703 at December 31, 2001.

Equity Investments: Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. Under the equity method, the investment is carried at cost plus the Company’s proportionate share of the net income or loss of the business since the date of acquisition.

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

Goodwill and Intangibles: Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on acquisition prices of comparable businesses, a non-cash goodwill impairment charge of $37,607 or $0.88 per diluted share, net of tax benefits of $700, has been recorded as a cumulative effect of a change in accounting principle. This non-cash charge was primarily due to weak market conditions in the European region and the Company’s expectations of lower financial performance at these reporting units. The Company performed its annual impairment test on October 1, 2002 and determined there was no additional impairment of the remaining goodwill.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table reflects net income adjusted to exclude amortization of goodwill and the cumulative effect of a change in accounting principle, net of tax, in the periods presented:

	For the Year Ended December 31,

($000's, except for earnings per share amounts)	2002	2001	2000

Net income, as reported	$29,275	$83,589	$78,092
Add: Goodwill amortization	—	1,648	1,623

Adjusted net income	29,275	85,237	79,715
Add: Cumulative effect of a change in accounting principle, net of tax	37,607	—	—

Adjusted income before the cumulative effect of a change in accounting principle	$66,882	$85,237	$79,715

The following table reflects Earnings Per Share adjusted to exclude amortization of goodwill and the cumulative effect of a change in accounting principle, net of tax, in the periods presented:

	For the Year Ended December 31,

	2002	2001	2000

Basic Earnings Per Share:

Net income, as reported	$0.69	$1.97	$1.83
Add: Goodwill amortization	—	0.04	0.04

Adjusted net income	0.69	2.01	1.87
Add: Cumulative effect of a change in accounting principle, net of tax	0.89	—	—

Adjusted income before the cumulative effect of a change in accounting principle	$1.58	$2.01	$1.87

Diluted Earnings Per Share:

Net income, as reported	$0.68	$1.96	$1.83
Add: Goodwill amortization	—	0.04	0.04

Adjusted net income	0.68	2.00	1.87
Add: Cumulative effect of a change in accounting principle, net of tax	0.88	—	—

Adjusted income before the cumulative effect of a change in accounting principle	$1.56	$2.00	$1.87

The changes in the carrying amount of net goodwill by segment for the year ended December 31, 2002 are as follows:

				Consolidated
	United States	Europe	Other Countries	Total

Balance as of January 1, 2002	$22,688	$17,027	$701	$40,416

Foreign exchange effect on prior balances		(102)	7	(95)

Goodwill acquired during the period	—	1,982	99	2,081

Impairment loss from adoption of SFAS No. 142	(22,688)	(14,812)	(807)	(38,307)

Balance as of December 31, 2002	$—	$4,095	$—	$4,095

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gross intangible assets as of December 31, 2002 and 2001 were $21,992 and $12,907, respectively, which included accumulated amortization of $9,238 and $7,060, respectively. Aggregate amortization expense was $1,028, $1,066 and $960 for 2002, 2001 and 2000, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 will be approximately $1,000.

Long-lived Assets: During the first quarter of 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company previously evaluated long-lived assets for impairment under SFAS No. 121. SFAS No. 144 retains the requirements of SFAS No. 121 whereby the carrying value of long-lived assets is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred utilizing relevant cash flow and profitability information. Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The changes in the carrying amount of Product Warranty reserves for the year ended December 31, 2002 is as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of period	expenses	Deductions	of period

$6,254	$3,121	$(3,363)	$6,012

Revenue Recognition: The Company recognizes revenue when product is shipped and title is transferred to the customer.

Distribution Costs: Distribution costs, including warehousing and freight related to product shipments, is included in Cost of goods sold.

Stock-Based Compensation: Currently, the Company applies the intrinsic value method permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in the current or past years.

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

	2002		2001		2000

	Pro Forma	Reported	Pro Forma	Reported	Pro Forma	Reported

Net income	$26,254	$29,275	$81,167	$83,589	$76,413	$78,092
Basic earnings per share	0.62	0.69	1.92	1.97	1.79	1.83
Diluted earnings per share	0.61	0.68	1.90	1.96	1.79	1.83

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2003, the Company will adopt the fair value method of recording stock options contained in SFAS No. 123, which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company will elect to expense stock options using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The Company expects the impact from the adoption of this Statement to be approximately $0.01 per share for 2003. The Company estimates the impact per share would increase annually over the next several years and level off at approximately $0.06 per share by 2006.

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

Financial Instruments: The Company, on a limited basis, uses forward exchange contracts to hedge exposure to exchange rate fluctuations on certain intercompany loans, purchase and sales transactions and other intercompany commitments. Contracts are written on a short-term basis and are not held for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries. For derivative instruments not designated as hedges, the gain or loss from changes in their fair values is recognized in earnings.

Research and Development: Research and development costs are expensed as incurred, and totaled $19,150 in 2002, $17,946 in 2001 and $16,604 in 2000.

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

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share: The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	2002	2001	2000

Numerator:
Income before the cumulative effect of a change in accounting principle	$66,882	$83,589	$78,092
Cumulative effect of a change in accounting principle, net of tax	(37,607)	—	—

Net income	$29,275	$83,589	$78,092

Denominator:
Denominator for basic earnings per share - Weighted-average shares outstanding	42,259	42,375	42,670
Effect of dilutive securities — Employee stock options	540	235	20

Denominator for diluted earnings per share - Adjusted weighted-average shares outstanding	42,799	42,610	42,690

Basic earnings per share
Income before the cumulative effect of a change in accounting principle	$1.58	$1.97	$1.83
Cumulative effect of a change in accounting principle, net of tax	(0.89)	—	—

Basic earnings per share	$0.69	$1.97	$1.83

Diluted earnings per share
Income before the cumulative effect of a change in accounting principle	$1.56	$1.96	$1.83
Cumulative effect of a change in accounting principle, net of tax	(0.88)	—	—

Diluted earnings per share	$0.68	$1.96	$1.83

Reclassification: Certain reclassifications have been made to prior-year financial statements to conform to current year classifications.

New Accounting Pronouncements: Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires a component of an entity sold or considered held for sale be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service period. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement are effective for the Company as of the fourth quarter of 2002. The Company has made the required disclosures in these financial statements. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of this Statement are not expected to have a material impact on the financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 does not alter the provision of SFAS No. 123, nor does it require stock-based compensation to be measured under the fair-value method. Rather, SFAS No. 148 does provide three alternative transition methods to companies that elect to expense stock-based compensation using the fair-value approach under SFAS No. 123. As mentioned previously, the Company will adopt the fair-value method of recording stock options contained in SFAS No. 123 effective January 1, 2003. The Company will elect to expense stock options using the prospective method prescribed in SFAS No. 148. The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The Company expects the impact from the adoption of this Statement to be approximately $0.01 per share for 2003. The Company estimates the impact per share would increase annually over the next several years and level off at approximately $0.06 per share by 2006.

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of this Issue for the Company will be July 1, 2003. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation will be July 1, 2003. The Company has not yet determined the impact, if any, this Interpretation will have on the financial statements of the Company.

Other: Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $32,218 in 2002, $31,947 in 2001 and $54,509 in 2000.

NOTE B — SHAREHOLDERS’ EQUITY

In 1999, the Board of Directors authorized an additional share repurchase program of up to 5,000,000 shares of the Company’s outstanding Common Shares to satisfy obligations under its stock option plans. This share repurchase program is in addition to the 5,000,000 shares authorized for repurchase by the Board of Directors in September 1998. The Company purchased 501,330 shares at an average cost of $23.12 per share in 2002, bringing the total shares purchased through December 31, 2002, to 7,740,789 at an average cost of $20.30 per share.

NOTE C — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized Gain
			(Loss) on
			Derivatives
	Minimum Pension		Designated and
	Liability	Currency	Qualified as Cash	Total Accumulated
	Adjustment,	Translation	Flow Hedges,	Other Comprehensive
	net of tax	Adjustment	net of tax	Loss

Balance January 1, 2000	$(792)	$(42,732)	$—	$(43,524)
Other comprehensive (loss)	(429)	(16,035)	—	(16,464)

Balance December 31, 2000	(1,221)	(58,767)	—	(59,988)
Other comprehensive (loss) income	(514)	(6,450)	226	(6,738)

Balance December 31, 2001	(1,735)	(65,217)	226	(66,726)
Other comprehensive (loss) income	(79,697)	14,319	(246)	(65,624)

Balance December 31, 2002	$(81,432)	$(50,898)	$(20)	$(132,350)

NOTE D — STOCK PLANS

The 1998 Stock Option Plan (“Stock Option Plan”) was adopted by the shareholders to replace The Lincoln Electric Company 1988 Incentive Equity Plan (“Incentive Equity Plan”) which expired in May 1998. The Stock Option Plan provides for the grant of options for 5,000,000 shares of Company stock to key employees over a ten-year period.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE D — STOCK PLANS (Continued)

     The following table summarizes the option activity for the three years ended December 31, 2002, under all Plans:

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Balance, beginning of year	2,736,251	$18.12	2,218,793	$16.76	1,567,334	$18.13
Options granted	669,900	$22.97	694,390	$21.65	787,375	$13.60
Options exercised	(222,246)	$15.21	(171,082)	$14.91	(29,876)	$14.08
Options canceled	(4,434)	$19.57	(5,850)	$17.56	(106,040)	$14.36

Balance, end of year	3,179,471	$19.34	2,736,251	$18.12	2,218,793	$16.76

Exercisable at end of year	1,875,464	$18.29	1,430,280	$17.75	1,065,512	$17.82

During 1996, options for 335,180 shares were granted to employees in settlement of a lawsuit over performance awards relating to prior years. Exercise prices are $15.00 and $17.00 per share. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. At December 31, 2002 and 2001, there were 94,756 and 124,554, respectively, of these options outstanding.

All other options granted under both the Stock Option Plan and the Incentive Equity Plan are outstanding for a term of ten years from the date of grant. The majority of the options granted under both plans vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s shares at the date of grant. As permitted under SFAS No. 123, the Company has continued to record stock-based compensation in accordance with the intrinsic value method established by APB Opinion No. 25. Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized upon the award of these stock options.

In estimating the fair value of options granted during 2002 for the Stock Option Plan and the Incentive Equity Plan, an expected option life of five years was used based on the Company’s historical experience. In prior years, the Company had used ten years as the expected option life. The other weighted-average assumptions were as follows:

	2002	2001	2000

Expected volatility	43.50%	43.13%	42.60%
Dividend yield	2.76%	2.45%	2.90%
Risk-free interest rate	3.60%	5.11%	5.17%
Weighted-average fair value of options granted during the year	$7.63	$9.52	$5.59

The Stock Option Plan for Non-Employee Directors (“Directors Stock Option Plan”) was adopted in May 2000 to replace The Lincoln Non-Employee Directors Restricted Stock Plan, which was terminated. The Directors Stock Option Plan provides for the grant of stock options for the purchase of up to an aggregate of 500,000 Common Shares. Options issued under the Directors Stock Option Plan were 30,000 in 2002 and 34,000 in 2001. There were no shares issued in connection with The Lincoln Non-Employee Directors Restricted Stock Plan during 2002 or 2001 and 5,335 in 2000. Forfeitures under the service requirements of the plan were 1,644 in 2000.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE D — STOCK PLANS (Continued)

At December 31, 2002, there were 2,594,535 shares of common stock available for future grant under all plans, and the weighted-average remaining contractual life of outstanding options was 7.6 years. The following table summarizes information about stock options outstanding as of December 31, 2002:

	Outstanding		Exercisable

	Number of	Weighted-Average	Number of	Weighted-Average	Weighted-Average
Exercise Price Range	Options	Exercise Price	Options	Exercise Price	Remaining Life

$13 - $15	691,148	$13.51	456,397	$13.52	7.4
$15 - $17	164,184	$15.00	164,184	$15.00	3.6
$17 - $19	170,206	$17.40	160,706	$17.39	4.6
$19 - $21	521,542	$19.75	511,708	$19.77	6.5
$21 - $22	849,982	$21.58	263,435	$21.61	9.0
$22 - $24	758,409	$23.03	300,034	$22.41	8.4
$24 - $26	24,000	$25.50	—	—	9.9

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 53,035, 6,271 and 26,559 shares purchased in 2002, 2001 and 2000, respectively.

NOTE E — RATIONALIZATION CHARGES

During the first quarter of 2002, the Company recorded rationalization charges of $10,468 ($7,045 after-tax), or $0.17 per diluted share. The rationalization charges were principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5,353, while non-cash asset impairment charges were $5,115.

NOTE F — SHORT-TERM AND LONG-TERM DEBT

At December 31, 2002 and 2001, long-term debt consisted of the following:

	2002	2001

Senior Unsecured Notes due 2007, interest at 5.58%	$40,000	$—
Senior Unsecured Notes due 2009, interest at 5.89%	30,000	—
Senior Unsecured Notes due 2012, interest at 6.36%	80,000	—
8.73% Senior Note due 2003	9,375	18,750
Foreign borrowings due through 2011, interest at 2.3% to 10.0% (2.6% to 12.4% in 2001)	8,409	10,725
Capital leases	5,991	3,891
Other borrowings due through 2023, interest at 2.0% to 7.9%	13,804	4,249

	187,579	37,615
Less current portion	13,433	13,434

Total	$174,146	$24,181

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE F — SHORT-TERM AND LONG-TERM DEBT (Continued)

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on six-month London Inter-bank Offered Rate (“LIBOR”), plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at December 31, 2002 was $9,893 and is included in Other assets.

During April 2002, the Company replaced its prior committed revolving credit facility with a new three-year revolving Credit Agreement that provides up to $125,000 in borrowings and expires in April 2005. This Credit Agreement may be used for general corporate purposes. The interest rate on borrowings under the Credit Agreement is based on either the LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A facility fee is payable based upon the daily aggregate amount of commitments. The facility fee is based on the Company’s leverage ratio. The Credit Agreement provides for the issuance of Letters of Credit, subject to limits based on amounts outstanding under the Credit Agreement and is subject to the same covenants as the Notes. As of December 31, 2002, there are no borrowings under the credit agreement.

During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants are consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100,000 of additional senior unsecured notes (the “Shelf Notes”). There were no Shelf Notes issued or outstanding under the private shelf facility as of December 31, 2002.

In addition to committed facilities discussed above, at December 31, 2002, the Company had short-term credit lines in the United States, with uncommitted borrowing capacity of $20,000. Short-term borrowings of foreign subsidiaries, included in Notes payable to banks, were $945 and $13,163 at December 31, 2002 and 2001, at weighted-average interest rates of 9.7% and 8.1%, respectively. At December 31, 2002 and 2001, $13,083 and $7,704 of indebtedness was secured by property, plant and equipment.

Maturities of long-term debt, including payments under capital leases, for the five years succeeding December 31, 2002 are $13,433 in 2003, $3,822 in 2004, $1,817 in 2005, $1,825 in 2006, $46,119 in 2007 and $120,563 thereafter. Total interest paid was $8,343 in 2002, $5,447 in 2001 and $6,957 in 2000.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE G — INCOME TAXES

The components of income before income taxes are as follows:

	2002	2001	2000

U.S	$64,049	$96,397	$105,181
Non-U.S	23,894	19,644	16,496

Total	$87,943	$116,041	$121,677

Components of income tax expense (benefit) are as follows:

	2002	2001	2000

Current:
Federal	$10,687	$10,029	$32,159
Non-U.S	4,116	5,266	9,278
State and local	1,271	614	4,198

	16,074	15,909	45,635
Deferred:
Federal	2,733	12,700	333
Non-U.S	2,511	1,604	(2,051)
State and local	(257)	2,239	(332)

	4,987	16,543	(2,050)

Total	$21,061	$32,452	$43,585

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	2002	2001	2000

Statutory rate of 35% applied to pre-tax income	$30,780	$40,614	$42,587
Effect of state and local income taxes, net of Federal tax benefit	569	1,854	2,513
Taxes (less than) in excess of the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards and losses with no benefit	(1,736)	(5)	1,454
Extraterritorial income exclusion/foreign sales corporation	(1,347)	(5,319)	(1,437)
U.S. tax (benefit) cost of foreign source income	(6,623)	2,136	(95)
Other — net	(582)	(6,828)	(1,437)

Total	$21,061	$32,452	$43,585

Effective tax rate	23.9%	28.0%	35.8%

Total income tax payments, net of refunds, were $9,818 in 2002, $25,404 in 2001 and $35,699 in 2000.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE G — INCOME TAXES (Continued)

Significant components of deferred tax assets and liabilities at December 31, 2002 and 2001, were as follows:

	2002	2001

Deferred tax assets:
Tax loss and credit carryforwards	$19,453	$18,245
State income taxes	3,158	2,541
Other accruals	9,075	14,948
Employee benefits	5,753	6,380
Pension obligations	35,766	5,183
Other	20,233	13,884

	93,438	61,181
Valuation allowance	(14,993)	(14,198)

	78,445	46,983
Deferred tax liabilities:
Property, plant and equipment	(39,096)	(35,338)
Pension obligations	(1,141)	(14,945)
Other	(16,065)	(16,454)

	(56,302)	(66,737)

Total	$22,143	$(19,754)

At December 31, 2002, certain non-U.S. subsidiaries had tax loss carryforwards of approximately $53,017 that will expire in various years from 2003 through 2011, except for $28,591 for which there is no expiration date.

The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2002 a valuation allowance of $14,993 relating principally to foreign tax loss and credit carryforwards, has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

NOTE H — RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE H — RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

the plan. The plan includes a feature in which participants could elect to receive an annual Company contribution of 2% of their base pay in exchange for forfeiting certain benefits under the pension plan.

The changes in the pension plans’ benefit obligations were as follows:

	2002	2001

Obligation at January 1	$475,418	$445,634
Service cost	15,018	11,768
Interest cost	33,264	31,783
Participant contributions	773	667
Plan amendments	577	189
Actuarial loss	26,915	10,062
Benefit payments	(25,447)	(23,148)
Currency translation	5,181	(1,537)

Obligation at December 31	$531,699	$475,418

The changes in the fair values of the pension plans’ assets were as follows:

	2002	2001

Plan assets at January 1	$428,460	$452,697
Actual return on plan assets	(45,893)	(12,057)
Employer contributions	21,400	12,079
Participant contributions	786	668
Benefit payments	(25,447)	(23,148)
Currency translation	4,774	(1,779)

Plan assets at December 31	$384,080	$428,460

The funded status of the pension plans was as follows:

	2002	2001

Plan assets (less than) projected benefit obligations	$(147,619)	$(46,958)
Unrecognized net loss	178,682	67,594
Unrecognized prior service cost	7,711	8,531
Unrecognized transition assets, net	(476)	(861)

Net amount recognized in the balance sheets	$38,298	$28,306

The amounts recognized in the consolidated balance sheets was composed of:

	2002	2001

Prepaid pension cost	$3,345	$38,784
Accrued pension liability	(102,881)	(13,779)
Intangible asset	7,620	1,566
Accumulated other comprehensive income	130,214	1,735

Net amount recognized in the balance sheets	$38,298	$28,306

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE H — RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

A minimum pension liability adjustment was recorded during the fourth quarter as a liability with a corresponding decrease to shareholders’ equity. At December 31, 2002, the Company recorded an after-tax charge to shareholders’ equity of $79,697.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $482,943, $439,604 and $346,207, respectively; as of December 31, 2002 and $13,100, $12,863 and $0, respectively as of December 31, 2001. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $18,455, $17,186 and $11,874, respectively; as of December 31, 2002 and $15,994, $14,842 and $11,953, respectively as of December 31, 2001.

A summary of the components of total pension expense was as follows:

	2002	2001	2000

Service cost — benefits earned during the year	$13,393	$11,768	$12,321
Interest cost on projected benefit obligation	33,264	31,783	31,077
Expected return on plan assets	(37,461)	(40,117)	(40,733)
Amortization of transition asset	(437)	(426)	(436)
Amortization of prior service cost	1,377	1,339	1,177
Amortization of net loss (gain)	340	(21)	(209)

Net pension cost of defined benefit plans	10,476	4,326	3,197
Defined contribution plans	4,387	3,629	2,040

Total pension expense	$14,863	$7,955	$5,237

Weighted-average assumptions used in accounting for the defined benefit plans as of December 31, 2002 and 2001, were as follows:

	2002	2001

Discount rate	6.7%	7.2%
Rate of increase in compensation	4.9%	4.9%
Expected return on plan assets	9.1%	9.1%

The Company anticipates lowering the expected rate of return on plan assets to approximately 8.8% for 2003. U.S. plan assets consist of fixed income and equity securities. Non-U.S. plan assets are invested in non-U.S. insurance contracts and non-U.S. equity and fixed income securities. The Company does not have, and does not provide for, any postretirement or postemployment benefits other than pensions.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE I — SEGMENT INFORMATION

The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding products. The Company manages its operations by geographic location and has three reportable segments: the United States, Europe and all Other Countries. Each reporting segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market sophistication. Segment performance and resource allocation is measured based on income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note A — Significant Accounting Policies. Financial information for the reportable segments follows:

		United		Other
		States	Europe	Countries	Eliminations	Consolidated

2002:
	Net sales to unaffiliated customers	$612,425	$202,373	$179,279	$—	$994,077
	Inter-segment sales	54,291	16,457	30,892	(101,640)	—

	Total	$666,716	$218,830	$210,171	$(101,640)	$994,077

	Income before interest and income taxes	$61,449	$14,271	$17,344	$696	$93,760
	Interest income					3,239
	Interest expense					(9,056)

	Income before income taxes					$87,943

	Total assets	$598,779	$204,266	$174,542	$(76,318)	$901,269
	Capital expenditures	18,600	4,480	4,829	—	27,909
	Depreciation and amortization	25,176	6,040	5,824	—	37,040
2001:
	Net sales to unaffiliated customers	$639,914	$180,087	$158,876	$—	$978,877
	Inter-segment sales	57,015	9,893	29,447	(96,355)	—

	Total	$696,929	$189,980	$188,323	$(96,355)	$978,877

	Income before interest and income taxes	$91,548	$13,194	$15,860	$(146)	$120,456
	Interest income					1,122
	Interest expense					(5,537)

	Income before income taxes					$116,041

	Total assets	$488,992	$180,101	$164,413	$(52,195)	$781,311
	Capital expenditures	26,620	5,365	3,914	824	36,723
	Depreciation and amortization	25,696	5,763	5,347	(601)	36,205

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE I — SEGMENT INFORMATION (Continued)

	United		Other
	States	Europe	Countries	Eliminations	Consolidated

2000:
Net sales to unaffiliated customers	$705,086	$185,340	$168,175	$—	$1,058,601
Inter-segment sales	70,146	12,108	21,936	(104,190)	—

Total	$775,232	$197,448	$190,111	$(104,190)	$1,058,601

Income before interest and income taxes	$104,238	$12,458	$10,650	$982	$128,328
Interest income					732
Interest expense					(7,383)

Income before income taxes					$121,677

Total assets	$507,826	$184,703	$189,253	$(91,503)	$790,279
Capital expenditures	20,742	3,545	10,425	88	34,800
Depreciation and amortization	23,806	6,191	5,381	(666)	34,712

The United States segment for 2002 includes rationalization charges of $8,358, while the European and Other Countries segments include rationalization charges of $1,057 and $1,053, respectively (see Note E). The European segment for 2001 includes a pre-tax gain of $3,087 relating to the sale of property and a pre-tax charge of $1,144 relating to severance and redundancy charges. The United States segment for 2000 included a net charge of $13,399 for costs associated with the lapsed Charter plc offer, net of proceeds from settlement of a dispute with one of the Company’s product liability insurance carriers.

Inter-segment sales between reportable segments are accounted for at prices comparable to normal customer sales and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $63,248 in 2002, $58,489 in 2001 and $60,223 in 2000. No individual customer comprised more than 10% of the Company’s total revenues for the three years ended December 31, 2002.

The geographic split of the Company’s net sales, based on country of origin, and property, plant and equipment was as follows:

	2002	2001	2000

Net sales:
United States	$549,178	$581,425	$644,863
Foreign countries	444,899	397,452	413,738

Total	$994,077	$978,877	$1,058,601

Property, plant and equipment:
United States	$166,339	$177,823	$172,838
Foreign countries	108,780	97,434	99,706
Eliminations	(3,266)	(4,286)	(3,531)

Total	$271,853	$270,971	$269,013

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material for disclosure.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE J — ACQUISITIONS

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for $7,780, including assumed debt. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3,500, of which $1,500 has been paid as of December 31, 2002.

In December 2001, the Company acquired 100% of Messer Soldaduras de Venezuela S.A., a leading manufacturer of consumable welding products located in Venezuela, for $3,382, including assumed debt.

On April 26, 2000, the Company made a cash offer in the United Kingdom to purchase all of the outstanding shares of Charter plc, a British industrial holding company. In October 2000, the Company’s offer to purchase Charter plc lapsed. As a result, the acquisition was not completed and the Company recorded an additional after-tax charge of $11,608 ($0.27 per diluted share) during the fourth quarter of 2000 representing remaining costs associated with the lapsed bid. For the year, the Company recorded total non-recurring charges of $13,399 ($8,126 after-tax) in Other income (expense). Of this amount, the quarter ended June 30, 2000, included a net gain of $10,183 ($6,273 after-tax) principally related to proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers. In addition, the quarter ended September 30, 2000, included a net charge of $4,396 ($2,791 after-tax) principally related to costs of foreign currency options purchased in connection with the lapsed Charter plc bid. During the period in which the Charter acquisition was pending, the Company had suspended dividend payments and its share repurchase program; both were re-instituted in December 2000 upon lapse of the offer.

During the first quarter of 2000, the Company acquired a 35% equity interest in Kuang Tai, a Taiwan-based manufacturer of welding wire, for $16,774 and 100% of C.I.F.E. S.r.l., an Italian-based manufacturer of MIG wire, for $19,510, including assumed debt, which was accounted for as a purchase.

NOTE K — FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, short- and long-term debt and forward contracts. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies that require judgment.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The total notional value of forward currency exchange contracts was $26,060 at December 31, 2002 and $41,032 at December 31, 2001, which approximated fair value.

The Company entered into floating rate interest rate swap agreements with notional amounts totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates (see Note D). The fair value of these swaps at December 31, 2002 was $9,893.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE K — FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair value of the Company’s significant financial instruments at December 31, 2002 and 2001, were as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Cash and cash equivalents	$176,076	$176,076	$23,493	$23,493
Marketable securities	4,881	4,881	52	52
Interest rate swaps	9,893	9,893	—	—
Notes payable to banks	945	945	13,163	13,163
Long-term debt (including current portion)	187,579	193,158	37,615	37,289

NOTE L — OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $10,150 in 2002, $8,887 in 2001 and $8,931 in 2000.

At December 31, 2002, total future minimum lease payments for noncancelable operating leases were $8,068 in 2003, $4,937 in 2004, $3,467 in 2005, $2,424 in 2006, $1,009 in 2007 and $126 thereafter.

NOTE M — CONTINGENCIES

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement. The Company’s estimated maximum exposure under this arrangement at December 31, 2002 was approximately $2,000.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE N — QUARTERLY FINANCIAL DATA (UNAUDITED)

2002	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$248,343	$259,715	$247,486	$238,533
Gross profit	74,048	81,565	73,217	71,195
Income before income taxes and the cumulative effect of a change in accounting principle	13,321	26,324	24,442	23,856
Net income (loss)	(27,123)	19,713	18,328	18,357
Basic earnings per share before the cumulative effect of a change in accounting principle	$0.25	$0.47	$0.43	$0.44
Cumulative effect of a change in accounting principle, net of tax	(0.89)	—	—	—

Basic earnings (loss) per share	$(0.64)	$0.47	$0.43	$0.44

Diluted earnings per share before the cumulative effect of a change in accounting principle	$0.25	$0.46	$0.43	$0.43
Cumulative effect of a change in accounting principle, net of tax	(0.88)	—	—	—

Diluted earnings (loss) per share	$(0.63)	$0.46	$0.43	$0.43

2001	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$252,623	$249,346	$239,915	$236,993
Gross profit	83,433	79,992	73,185	70,716
Income before income taxes	31,444	31,162	24,831	28,604
Net income	21,980	21,782	19,193	20,634
Basic earnings per share	$0.52	$0.51	$0.45	$0.49
Diluted earnings per share	$0.52	$0.51	$0.45	$0.48

The quarter ended March 31, 2002, includes a net pre-tax charge of $10,468 ($7,045 after-tax) relating to the Company’s rationalization program (see Note E) and a pre-tax charge for the cumulative effect of an accounting change of $38,307 ($37,607 after-tax) (see Note A).

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

(In thousands of dollars)

		Additions

			(1)
			Charged to
	Balance at	Charged to	other		Balance
	beginning	costs and	accounts	(2)	at end
Description	of period	expenses	(describe)	Deductions	of period

Allowance for doubtful accounts:
Year ended December 31, 2002	$4,811	$5,260	$977	$4,243	$6,805
Year ended December 31, 2001	$4,708	$2,156	$(803)	$1,250	$4,811
Year ended December 31, 2000	$3,687	$2,332	$(192)	$1,119	$4,708

(1)	— Currency translation adjustment.

(2)	— Uncollectable accounts written-off, net of recoveries.