Form 10-Q
period 2003-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2003-05-02
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D C 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2003                  Commission file Number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of principal executive offices)	(Zip Code)

(216) 481-8100
Registrant’s telephone number, including area code

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                        No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes    X                       No

     The number of shares outstanding of the issuer’s class of common stock as of March 31, 2003 was 41,684,926.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended March 31,

	2003	2002

Net sales	$249,262	$248,343

Cost of goods sold	181,772	174,295

Gross profit	67,490	74,048

Selling, general & administrative expenses	50,508	49,390

Rationalization charges	1,743	10,468

Operating income	15,239	14,190

Other income (expense)

Interest income	589	301

Other income	1,808	306

Interest expense	(2,121)	(1,476)

Total other income (expense)	276	(869)

Income before income taxes and the cumulative effect of a change in accounting principle	15,515	13,321

Income taxes	3,351	2,837

Income before the cumulative effect of a change in accounting principle	12,164	10,484

Cumulative effect of a change in accounting principle, net of tax	—	(37,607)

Net income (loss)	$12,164	$(27,123)

Per share amounts:

Basic earnings (loss) per share

Earnings per share before the cumulative effect of a change in accounting principle	$0.29	$0.25

Cumulative effect of a change in accounting principle, net of tax	—	(0.89)

Basic earnings (loss) per share	$0.29	$(0.64)

Diluted earnings (loss) per share

Earnings per share before the cumulative effect of a change in accounting principle	$0.29	$0.25

Cumulative effect of a change in accounting principle, net of tax	—	(0.88)

Diluted earnings (loss) per share	$0.29	$(0.63)

Cash dividends declared per share	$0.16	$0.15

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands of dollars)

	March 31,	December 31,
	2003	2002

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$162,979	$176,076

Marketable securities	5,015	4,881

Accounts receivable (less allowances of $7,396 in 2003; $6,805 in 2002)	172,619	153,623

Inventories

Raw materials and in-process	72,652	72,560

Finished goods	95,958	92,114

	168,610	164,674

Deferred income taxes	1,192	5,355

Other current assets	21,120	19,436

TOTAL CURRENT ASSETS	531,535	524,045

PROPERTY, PLANT AND EQUIPMENT

Land	14,082	13,844

Buildings	149,028	147,631

Machinery and equipment	464,507	457,060

	627,617	618,535

Less: accumulated depreciation and amortization	356,394	346,682

	271,223	271,853

OTHER ASSETS

Prepaid pension costs	579	3,345

Equity investments in affiliates	30,176	29,735

Intangibles, net	12,416	12,754

Goodwill	4,031	4,095

Deferred income taxes	16,360	17,858

Other	39,380	37,584

	102,942	105,371

TOTAL ASSETS	$905,700	$901,269

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands of dollars, except per share data)

	March 31,	December 31,
	2003	2002

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable to banks	$1,583	$945

Trade accounts payable	72,082	63,894

Accrued employee compensation and benefits	27,557	38,663

Accrued expenses	11,517	12,722

Taxes, including income taxes	32,967	34,699

Dividend payable	6,683	6,746

Other current liabilities	20,078	20,514

Current portion of long-term debt	13,286	13,433

TOTAL CURRENT LIABILITIES	185,753	191,616

Long-term debt, less current portion	172,380	174,146

Accrued pensions	98,484	92,066

Deferred income taxes	1,155	1,070

Other long-term liabilities	16,389	13,218

SHAREHOLDERS’ EQUITY

Preferred Shares, without par value – at stated capital amount:

Authorized – 5,000,000 shares in 2003 and 2002;	—	—

Issued and Outstanding – none	—	—

Common Shares, without par value – at stated capital amount:

Authorized – 120,000,000 shares in 2003 and 2002; Issued – 49,282,306 shares in 2003 and 2002; Outstanding – 41,684,926 shares in 2003 and 42,087,115 shares in 2002	4,928	4,928

Additional paid-in capital	106,335	106,237

Retained earnings	602,828	597,495

Accumulated other comprehensive (loss)	(127,002)	(132,350)

Treasury shares, at cost – 7,597,380 shares in 2003 and 7,195,191 shares in 2002	(155,550)	(147,157)

TOTAL SHAREHOLDERS’ EQUITY	431,539	429,153

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$905,700	$901,269

     See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands of dollars)
(UNAUDITED)

	Three months ended March 31,

	2003	2002

OPERATING ACTIVITIES

Net income (loss)	$12,164	$(27,123)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Cumulative effect of a change in accounting principle, net of tax	—	37,607

Rationalization charges	1,743	10,468

Depreciation and amortization	9,340	8,976

Gain on disposal of fixed assets	(160)	(19)

Changes in operating assets and liabilities:

(Increase) in accounts receivable	(16,504)	(14,559)

(Increase) in inventories	(795)	(2,514)

(Increase) decrease in other current assets	(1,416)	5,115

Increase (decrease) in accounts payable	7,154	(2,757)

(Decrease) increase in other current liabilities	(11,345)	15,186

Net change in other non-current assets and liabilities	9,182	(5,675)

Other – net	(479)	3,041

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,884	27,746

INVESTING ACTIVITIES

Capital expenditures	(7,025)	(5,562)

Acquisition	—	(8,009)

Proceeds from sale of fixed assets	904	509

NET CASH USED BY INVESTING ACTIVITIES	(6,121)	(13,062)

FINANCING ACTIVITIES

Proceeds from short-term borrowings	8,260	12,324

Payments on short-term borrowings	(8,260)	(13,170)

Notes payable to banks – net	167	(709)

Proceeds from long-term borrowings	—	150,000

Payments on long-term borrowings	(1,123)	(1,050)

Purchase of shares for treasury	(9,206)	(3,425)

Issuance of shares from treasury	673	947

Cash dividends paid	(6,742)	(6,355)

Other	—	(73)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(16,231)	138,489

Effect of exchange rate changes on cash and cash equivalents	371	(2,286)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,097)	150,887

Cash and cash equivalents at beginning of period	176,076	23,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162,979	$174,380

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
March 31, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three-months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts have been reclassified in order to conform to current year presentation.

NOTE B – CHANGES IN ACCOUNTING PRINCIPLES

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (SFAS) No. 123, which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company elected to expense stock options using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The Company expects the impact from the adoption of this Statement to be approximately $0.01 per share for 2003. No stock options were issued during the first quarter of 2003, and accordingly, no expense was recognized during the first quarter of 2003. The Company estimates the impact per share would increase annually over the next several years and level off at approximately $0.07 per share by 2006.

Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in prior years.

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

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE (Continued)

Stock-based Compensation (continued)

	Three Months Ended
	March 31,

	2003	2002

Net income (loss), as reported	$12,164	$(27,123)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(783)	(773)

Pro forma net income (loss)	$11,381	$(27,896)

Earnings (loss) per share:

Basic, as reported	$0.29	$(0.64)

Basic, pro forma	$0.27	$(0.66)

Diluted, as reported	$0.29	$(0.63)

Diluted, pro forma	$0.27	$(0.65)

Weighted average number of shares:

Basic	41,912	42,284

Diluted	42,113	42,735

Goodwill
Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets". SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. The Company performed the initial required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. As a result of these impairment tests, including third-party valuations based on acquisition prices of comparable businesses, a non-cash goodwill impairment charge of $37,607 or $0.88 per diluted share, net of tax benefits of $700, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. This non-cash charge was primarily due to weak market conditions in the European region and the Company’s expectations of lower financial performance at these reporting units.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

There were no additions or impairments of goodwill during the first quarter of 2003. All goodwill is related to the European reporting segment.

Gross intangible assets as of March 31, 2003 of $22,321 include accumulated amortization of $9,905. Aggregate amortization expense was $295 and $234 for the three months ended March 31, 2003 and 2002, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 will be approximately $1,000.

NOTE D –EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended March 31,

	2003	2002

Numerator:

Income before the cumulative effect of a change in accounting principle	$12,164	$10,484

Cumulative effect of a change in accounting principle, net of tax	—	(37,607)

Net income (loss)	$12,164	$(27,123)

Denominator:

Denominator for basic earnings per share – Weighted-average shares outstanding	41,912	42,284

Effect of dilutive securities – Employee stock options	201	451

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	42,113	42,735

Basic earnings (loss) per share Income before the cumulative effect of a change in accounting principle	$0.29	$0.25

Cumulative effect of a change in accounting principle, net of tax	—	(0.89)

Basic earnings (loss) per share	$0.29	$(0.64)

Diluted earnings (loss) per share Income before the cumulative effect of a change in accounting principle	$0.29	$0.25

Cumulative effect of a change in accounting principle, net of tax	—	(0.88)

Diluted earnings (loss) per share	$0.29	$(0.63)

NOTE E – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three months ended March 31,

(Dollars in thousands)	2003	2002

Net income (loss)	$12,164	$(27,123)

Other comprehensive income (loss):

Unrealized (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(278)	(213)

Change in currency translation adjustment	5,626	(2,708)

Comprehensive income (loss)	$17,512	$(30,044)

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

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at March 31, 2003 include provisions for year-end bonuses and related payroll taxes of $5,785 related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE H – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended March 31, 2003:

Net sales to unaffiliated customers	$147,368	$57,196	$44,698	$—	$249,262

Inter-segment sales	13,576	4,144	7,814	(25,534)	—

Total	$160,944	$61,340	$52,512	$(25,534)	$249,262

Income before interest and income taxes	$8,813	$3,389	$5,365	$(520)	$17,047

Interest income					589

Interest expense					(2,121)

Income before income taxes					$15,515

Total assets	$577,889	$208,332	$172,005	$(52,526)	$905,700

Three months ended March 31, 2002:

Net sales to unaffiliated customers	$155,576	$50,392	$42,375	$—	$248,343

Inter-segment sales	15,322	2,701	7,862	(25,885)	—

Total	$170,898	$53,093	$50,237	$(25,885)	$248,343

Income before interest and income taxes and before the cumulative effect of an accounting change	$9,359	$2,258	$2,198	$681	$14,496

Interest income					301

Interest expense					(1,476)

Income before income taxes					$13,321

Total assets	$621,818	$179,521	$165,901	$(50,744)	$916,496

The United States segment for 2003 includes rationalization charges of $540, while the European segment includes rationalization charges of $1,203. The United States segment for 2002 includes rationalization charges of $8,358, while the European and Other Countries segments include rationalization charges of $1,057 and $1,053, respectively (see Note N).

NOTE I – ACQUISITION

On January 16, 2002, the Company acquired 85% of Bester Spolka Akcyjna (“Bester”) for approximately $8 million, including assumed debt. The results of Bester’s operations have been included in the consolidated financial statements since that date. Bester is a manufacturer of welding equipment and supplies located in Poland. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3,500, of which $1,500 has been paid as of March 31, 2003.

NOTE J – NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities". SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service periods. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities are adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability is accreted and charged to expense as an operating item. The adoption of this Statement did not have a material impact on the financial statements of the Company.

NOTE J – NEW ACCOUNTING PRONOUNCEMENTS (Continued)

Effective January 1, 2003, the Company adopted the fair value provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires certain disclosures be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement were effective for the Company as of the fourth quarter of 2002. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of this Statement did not have an impact on the financial statements of the Company.

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

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely will be deferred until delivery of the item is completed. The effective date of this EITF for the Company will be July 1, 2003. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

NOTE K – CONTINGENCIES AND GUARANTEE

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement. The Company’s estimated maximum exposure under this arrangement at March 31, 2003 was approximately $2,000.

NOTE L – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The changes in the carrying amount of Product Warranty reserves for the quarter ended March 31, 2003 are as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of period	expenses	Deductions	of period

$6,012	$1,386	$(1,639)	$5,759

NOTE M – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes, as shown in the table below, have maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%

Series B	$30,000	March 2009	5.89%

Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates based on six-month London Inter-bank Offered Rate (“LIBOR”), plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at March 31, 2003 was $9,243 and is included in Other assets.

NOTE N – RATIONALIZATION CHARGES

During the first quarter of 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges are related to asset impairments and severance charges. Non-cash asset impairment charges were $900, while severance charges were $843. Severance payments, which have not been paid as of March 31, 2003, are expected to be paid in the second quarter of 2003.

During the first quarter of 2002, the Company recorded rationalization charges of $10,468 ($7,045 after-tax). The rationalization charges are principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5,353, while non-cash asset impairment charges were $5,115. All payments relating to the voluntary retirement program have been paid.

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of
Operations

The following table sets forth the Company’s results of operations for the three-month periods ended March 31, 2003 and 2002:

		Three months ended March 31,

(dollars in millions)	2003		2002

	Amount	% of Sales	Amount	% of Sales

Net sales	$249.2	100.0%	$248.4	100.0%

Cost of goods sold	181.8	73.0%	174.3	70.2%

Gross profit	67.4	27.0%	74.1	29.8%

Selling, general & administrative expenses	50.5	20.3%	49.4	19.9%

Rationalization charges	1.7	0.7%	10.5	4.2%

Operating income	15.2	6.0%	14.2	5.7%

Interest income	0.6	0.3%	0.3	0.1%

Other income	1.8	0.7%	0.3	0.1%

Interest expense	(2.1)	(0.8%)	(1.5)	(0.6%)

Income before income taxes and the cumulative effect of a change in accounting principle	15.5	6.2%	13.3	5.3%

Income taxes	3.3	1.3%	2.8	1.1%

Income before the cumulative effect of a change in accounting principle, net of tax	$12.2	4.9%	$10.5	4.2%

Cumulative effect of a change in accounting principle, net of tax	—	—	(37.6)	(15.1%)

Net income (loss)	$12.2	4.9%	$(27.1)	(10.9%)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales. Net sales for the first quarter of 2003 were $249.2 million, a $0.8 million increase from $248.4 million last year. Net sales from U.S. operations were $147.3 million for the quarter, down 5.3% from $155.6 million for the first quarter last year. This decrease reflects lower U.S. demand in the industrial segment of the U.S. market. Export sales from the U.S. of $13.7 million were down $1.3 million, or 8.4% from last year. U.S. exports have increased into the European and Russia, Africa & Middle East regions. Non-U.S. net sales increased 9.8% to $101.9 million in the first quarter 2003, compared with $92.8 million last year. The weakening of the U.S. dollar continues to have a positive impact on non-U.S. net sales compared with last year. This positive impact on consolidated net sales was $8.3 million, or 3.4% for the quarter. In local currencies, European sales decreased 6.6%. In the rest of the world, the Company’s sales increased 9.8% in local currencies.

Gross Profit. Gross profit of $67.4 million for the first quarter 2003 declined 9.0%, or $6.7 million from last year. Gross profit as a percentage of net sales declined to 27.0% from 29.8%, compared with the first quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes, lower overhead absorption due to lower plant utilization and higher pension expense. Non-U.S. gross margins increased 1.5% due to product mix. Foreign currency exchange rates had a positive effect on Gross profit of approximately $1.8 million, or 2.7% during the first quarter of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $1.1 million, or 2.2% to $50.5 million for the first quarter 2003, compared with $49.4 million for 2002. The increase was primarily due to higher foreign exchange losses and pension expense, partially offset by lower bonus expense. Additionally, foreign currency exchange rates had a negative effect on SG&A of approximately $1.7 million, or 3.4% during the first quarter of 2003.

Rationalization Charges. During the first quarter of 2003, the Company recorded rationalization charges of $1.7 million ($1.3 million after-tax). The rationalization charges are related to asset impairments and severance charges. Non-cash asset impairment charges were $0.9 million, while severance charges were $0.8 million. Severance payments, which have not been paid as of March 31, 2003, are expected to be paid in the second quarter of 2003.

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

Other Income. Other Income increased to $1.8 million in the first quarter 2003 from $0.3 million for the same period last year. The increase was due primarily to gains on the sale of land and an increase in income from equity investments.

Interest Expense. Interest expense increased to $2.1 million in the first quarter 2003 from $1.5 million for the same period last year. The increase in interest expense was commensurate with a higher average debt balance in 2003, compared to the first quarter of 2002. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note M). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates. The weighted average effective rates on the Notes for the first quarters of 2003 and 2002 were 4.93% and 4.27%, respectively.

Income Taxes. Income taxes for the first quarter 2003 were $3.3 million on income before income taxes of $15.5 million, an effective rate of 21.6%, as compared with income taxes of $2.8 million on income before income taxes of $13.3 million, or an effective rate of 21.3% for the same period in 2002. The effective rates for the first quarters of 2003 and 2002 are lower than the Company’s statutory rate due primarily to the utilization of foreign tax credits in 2002 and domestic tax credits and tax exempt income from a foreign subsidiary in 2003.

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

Net Income (Loss). Net income for the first quarter 2003 was $12.2 million compared to a net loss of $27.1 million last year. Diluted earnings per share for 2003 was $0.29 per share compared to diluted loss per share of $0.63 per share in 2002. In 2003, the Company recorded after-tax rationalization charges of $1.3 million. For the first quarter of 2002, the Company recorded after-tax rationalization charges of $7.0 million, and the after-tax accounting change of $37.6 million, or 88 cents per diluted share. Foreign currency exchange rate movements did not have a material effect on net income (loss) for the first quarters of 2003 or 2002.

Liquidity and Capital Resources

The Company’s debt levels decreased from $188.5 million at December 31, 2002, to $187.2 million at March 31, 2003. Total percent of debt to total capitalization decreased to 30.3% at March 31, 2003, from 30.5% at December 31, 2002. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with existing cash balances, cash generated by operations and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $8.9 million in the first quarter of 2003, a decrease of $18.8 million from $27.7 million in the first quarter of 2002. The decrease was primarily related to additional discretionary funding to the Company’s U.S. pension plan and lower accruals related to the Company’s discretionary year-end bonus program and wages.

Capital expenditures during the first quarter of 2003 were $7.0 million, a $1.4 million increase from 2002. The Company anticipates capital expenditures should approximate depreciation in 2003. If acquisitions and major projects providing near term financial benefits become available, additional expenditures may be made.

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for approximately $8 million, including assumed debt. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3.5 million, of which $1.5 million has been paid as of March 31, 2003.

During March 2002, the Company issued Notes totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). As of March 31, 2003, the Company is in compliance with all of its debt covenants. The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates based on the six-month LIBOR, plus a spread of between 15.5 and 37.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest is settled. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps at March 31, 2003 was $9.2 million. The weighted average effective interest rates on the Notes after considering the effect of the interest rate swaps was 4.93% and 4.27% for the first quarters of 2003 and 2002, respectively. Interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.7%, or approximately $0.5 million during the first quarter of 2003.

The Company has provided a guarantee on a loan for a joint venture. The Company’s estimated maximum exposure under this arrangement at March 31, 2003 was approximately $2 million.

During the first quarter of 2003, the Company purchased 446,600 shares of its common stock on the open market at a cost of $9.2 million, bringing the total shares purchased to 8,187,389 at a cost of $166.4 million through March 31, 2003. The Company is authorized to purchase up to an additional 1,812,611 shares under the share repurchase program.

In January 2003, the Company paid a quarterly cash dividend of 16 cents per share to shareholders of record on December 31, 2002.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects the impact to be approximately $0.01 per share for 2003. The Company estimates the impact per share will increase annually over the next several years and level off at approximately $0.07 per share by 2006. This estimate assumes the number and fair value of options granted is similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in past years.

The Company accounts for its defined benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 87 requires a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. The Company has experienced a material decline in the fair market value of assets in the U.S. company’s non-contributory defined benefit pension plan trust. This decline is due, in large part, to the generally weak economy and general declines in the market value of investments. At December 31, 2002, the Company recorded an after-tax charge to shareholders’ equity of approximately $80 million. In addition, the Company’s annual pension expense for 2003 is expected to increase significantly. Based on December 31, 2002 pension investment values and expected actuarial assumptions used at December 31, 2002, the Company estimates pension expense will increase by $15 million in 2003.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement (see Note M). Outstanding letters of credit at March 31, 2003 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement. The Company’s estimated maximum exposure under this arrangement at March 31, 2003 was approximately $2 million.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities". SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service periods. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies”. These liabilities are adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability is accreted and charged to expense as an operating item. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective January 1, 2003, the Company adopted the fair value provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires certain disclosures be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement were effective for the Company as of the fourth quarter of 2002. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of this Statement did not have an impact on the financial statements of the Company.

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

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely be deferred until delivery of the item is completed. The effective date of this EITF for the Company will be July 1, 2003. The Company has not yet determined the impact, if any, this Statement will have on the financial statements of the Company.

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

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e. for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable cost, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided in lieu of reserves. Many of the current cases are in preliminary procedural stages and insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, a range of possible losses cannot be made at this time. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note K to the Consolidated Financial Statements and the Legal Proceedings section of the Quarterly Report on Form 10-Q for further discussion of legal contingencies.

The Company often faces challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records reserves for probable exposures. Based on management’s evaluation of those tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period may be materially impacted.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. As of March 31, 2003, the Company has approximately $90 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2003, a valuation allowance of $15 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized. The amount of net deferred tax asset considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Pensions

The Company accounts for its defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The expected return on plan assets is determined based on the expected long-term rate of return on the plan assets and the market-related value of plan assets. Upon adoption of SFAS No. 87, the market-related value of plan assets could be determined by either fair value or a calculated value recognizing changes in fair value in a systematic and rational manner over not more than five years. The method chosen must be applied consistently year to year. The Company used fair values at December 31 for the market-related value of plan assets. The Company has assumed the expected long-term rate of return on plan assets will be 9.1%. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The amortization of the net deferral of past losses will increase future pension expense. The plan assets have earned a rate of return substantially less than 9.1% in the last two years. The Company lowered the expected rate of return on plan assets to approximately 8.8% for 2003. As a result, future pension expense will increase. The Company’s pension expense increased approximately $4 million in the first quarter of 2003 compared to the same period last year.

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

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $40.2 million at March 31, 2003. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values or adjustments to cost of sales may be required.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary financial market risks include fluctuations in currency exchange rates, commodity prices and interest rates. The Company manages these risks by using derivative financial instruments in accordance with established policies and procedures. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During 2002 and 2003, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At March 31, 2003, the Company had approximately $26 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at March 31, 2003 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at March 31, 2003, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at March 31, 2003, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At March 31, 2003, the Company’s interest rate swaps had a notional amount of $80 million with a fair value of $9.2 million. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities”. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.93% and 4.27% for the first quarters of 2003 and 2002, respectively. A hypothetical change of 1% in the floating rate would not materially affect the Company’s financial statements.

At March 31, 2003, the fair value of Notes payable to banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at March 31, 2003, and was not materially different from the March 31, 2003 carrying value.

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

At March 31, 2003, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 29,575 plaintiffs, which is a net increase of 769 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 11,368 of those claims were dismissed, 9 were tried to defense verdicts and 180 were decided in favor of the Company following summary judgment motions.

At March 31, 2003, excluding proceedings within the states of Mississippi and Louisiana (which are discussed separately below), the Company was a co-defendant in 15 cases in 4 jurisdictions involving 347 claimants alleging that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Fourteen of these cases were previously reported. All of the cases are single plaintiff-cases except for 3 multiplaintiff cases in Texas. During the quarter, three cases were dismissed.

At March 31, 2003, within the state of Mississippi, the Company was a co-defendant in 31 manganese cases with allegations similar to those described above involving 1,377 claimants. Seventeen of these cases were reported previously. Eighteen of the cases are also multiplaintiff cases. All of the cases in Mississippi are in state court except for three cases, which have been removed to federal court. Motions to remand are pending in two of them.

At March 31, 2003, within the state of Louisiana, the Company was a defendant in one manganese class action, filed on behalf of a purported class of individuals who reside and/or work (or resided and/or worked) in various Southern states. The case is pending in federal court in Louisiana.

The claimants in cases alleging manganese induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 203 claimants that have been resolved as follows: 185 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company and 12 were settled.

Item 2. Changes in Securities – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K.

99 (1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ H. JAY ELLIOTT
H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer
May 2, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Anthony A. Massaro , Chairman, President and Chief Executive Officer of Lincoln Electric Holdings, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincoln Electric Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ Anthony A. Massaro Anthony A. Massaro Chairman, President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, H. Jay Elliott, Senior Vice President, Chief Financial Officer and Treasurer of Lincoln Electric Holdings, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincoln Electric Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ H. Jay Elliott H. Jay Elliott Senior Vice President, Chief Financial Officer and Treasurer