Form 10-Q
period 2003-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2003-08-15
CIK 59527

CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
EX-10.1 Employment & Benefits Program
EX-31.1 302 Certification for CEO
EX-31.2 Certification of CFO
EX-32.1 906 Certifications

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION{PRIVATE}

Washington, D C 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2003                         Commission file Number 0-1402

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

     Yes  X   No

     The number of shares outstanding of the issuer’s class of common stock as of June 30, 2003 was 41,392,208.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net sales	$264,971	$259,715	$514,233	$508,058
Cost of goods sold	194,892	178,150	376,664	352,445

Gross profit	70,079	81,565	137,569	155,613
Selling, general & administrative expenses	51,931	54,263	102,439	103,653
Rationalization charges	—	—	1,743	10,468

Operating income	18,148	27,302	33,387	41,492
Other income (expense)
Interest income	773	970	1,362	1,271
Equity earnings in affiliates	1,013	567	1,552	587
Other income	248	63	1,517	349
Interest expense	(2,026)	(2,578)	(4,147)	(4,054)

Total other income (expense)	8	(978)	284	(1,847)

Income before income taxes and the cumulative effect of a change in accounting principle	18,156	26,324	33,671	39,645
Income taxes	3,922	6,611	7,273	9,449

Income before the cumulative effect of a change in accounting principle	14,234	19,713	26,398	30,196
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(37,607)

Net income (loss)	$14,234	$19,713	$26,398	$(7,411)

Per share amounts:
Basic earnings (loss) per share
Earnings per share before the cumulative effect of a change in accounting principle	$0.34	$0.47	$0.63	$0.71
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.89)

Basic earnings (loss) per share	$0.34	$0.47	$0.63	$(0.18)

Diluted earnings (loss) per share
Earnings per share before the cumulative effect of a change in accounting principle	$0.34	$0.46	$0.63	$0.71
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.88)

Diluted earnings (loss) per share	$0.34	$0.46	$0.63	$(0.17)

Cash dividends declared per share	$0.16	$0.15	$0.32	$0.30

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	June 30,	December 31,
	2003	2002

	(UNAUDITED)	(NOTE A)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$190,269	$176,076
Marketable securities	5,018	4,881
Accounts receivable (less allowances of $8,048 in 2003; $6,805 in 2002)	175,981	153,623
Inventories
Raw materials	46,904	49,640
In-process	23,763	22,920
Finished goods	99,075	92,114

	169,742	164,674

Deferred income taxes	2,001	5,355
Other current assets	18,875	19,436

TOTAL CURRENT ASSETS	561,886	524,045

PROPERTY, PLANT AND EQUIPMENT
Land	14,520	13,844
Buildings	152,569	147,631
Machinery and equipment	478,508	457,060

	645,597	618,535
Less: accumulated depreciation and amortization	371,057	346,682

	274,540	271,853

OTHER ASSETS
Prepaid pension costs	696	3,345
Equity investments in affiliates	31,575	29,735
Intangibles, net	12,226	12,754
Goodwill	4,242	4,095
Deferred income taxes	16,242	17,858
Other	30,730	37,584

	95,711	105,371

TOTAL ASSETS	$932,137	$901,269

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	June 30,	December 31,
	2003	2002

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Amounts due banks	$812	$945
Trade accounts payable	73,867	63,894
Accrued employee compensation and benefits	34,569	38,663
Accrued expenses	12,556	12,722
Taxes, including income taxes	36,358	34,699
Dividend payable	6,625	6,746
Other current liabilities	22,155	20,514
Current portion of long-term debt	12,729	13,433

TOTAL CURRENT LIABILITIES	199,671	191,616

Long-term debt, less current portion	172,917	174,146
Accrued pensions	95,220	92,066
Deferred income taxes	1,286	1,070
Other long-term liabilities	16,442	13,218

SHAREHOLDERS’ EQUITY
Preferred Shares, without par value – at stated capital amount:
	Authorized – 5,000,000 shares in 2003 and 2002;
Issued and Outstanding – none	—	—
Common Shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares in 2003 and 2002;
Issued – 49,282,306 shares in 2003 and 2002;
Outstanding – 41,392,208 shares in 2003 and 42,087,115 shares in 2002	4,928	4,928
Additional paid-in capital	106,363	106,237
Retained earnings	610,381	597,495
Accumulated other comprehensive (loss)	(113,758)	(132,350)
Treasury shares, at cost – 7,890,098 shares in 2003 and 7,195,191 shares in 2002	(161,313)	(147,157)

TOTAL SHAREHOLDERS’ EQUITY	446,601	429,153

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$932,137	$901,269

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Six months ended June 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$26,398	$(7,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	37,607
Rationalization charges	1,743	10,468
Depreciation and amortization	18,616	18,274
(Gain) loss on disposal of fixed assets	(169)	179
Equity earnings in affiliates	(1,552)	(587)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(14,210)	(9,617)
Decrease (increase) in inventories	4,631	(2,296)
Decrease in other current assets	1,440	1,770
Increase in accounts payable	6,731	3,890
(Decrease) increase in other current liabilities	(1,183)	15,976
Net change in other non-current assets and liabilities	4,752	(12,067)
Other – net	(1,578)	1,502

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,619	57,688

INVESTING ACTIVITIES
Capital expenditures	(13,834)	(10,832)
Acquisition	—	(8,009)
Proceeds from sale of fixed assets	1,409	807

NET CASH USED BY INVESTING ACTIVITIES	(12,425)	(18,034)

FINANCING ACTIVITIES
Payments on long-term borrowings	(1,963)	(1,831)
Proceeds from long-term borrowings	—	150,036
Amounts due bank — net	(1,290)	(3,488)
Proceeds from short-term borrowings	—	38,957
Payments on short-term borrowings	—	(40,687)
Termination of interest rate swaps	10,613	—
Purchase of shares for treasury	(15,099)	(3,425)
Issuance of shares from treasury	1,012	1,722
Cash dividends paid	(13,425)	(12,699)
Other	—	67

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(20,152)	128,652

Effect of exchange rate changes on cash and cash equivalents	1,151	599

INCREASE IN CASH AND CASH EQUIVALENTS	14,193	168,905
Cash and cash equivalents at beginning of period	176,076	23,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,269	$192,398

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and six-months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

NOTE B – CHANGES IN ACCOUNTING PRINCIPLES

Stock-Based Compensation
Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (SFAS) No. 123, which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company elected to expense stock options using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The Company expects the impact from the adoption of this Statement to be approximately $0.01 per share for 2003. The Company estimates the impact per share would increase annually over the next several years to approximately $0.07 per share by 2006.

Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in prior years.

SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income (loss) and earnings (loss) per share using the Black-Scholes option pricing model. For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting periods.

NOTE B – CHANGE IN ACCOUNTING PRINCIPLE (Continued)

Stock-Based Compensation (continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$14,234	$19,713	$26,398	$(7,411)
Add: Stock-based employee compensation expense

Included in reported net income, net of related tax effects	7	—	7	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(838)	(773)	(1,621)	(1,546)

Pro forma net income (loss)	$13,403	$18,940	$24,784	$(8,957)

Earnings (loss) per share:
Basic, as reported	$0.34	$0.47	$0.63	$(0.18)
Basic, pro forma	$0.32	$0.45	$0.59	$(0.21)

Diluted, as reported	$0.34	$0.46	$0.63	$(0.17)
Diluted, pro forma	$0.32	$0.44	$0.59	$(0.21)

Weighted average number of shares:
Basic	41,481	42,317	41,696	42,301
Diluted	41,644	42,948	41,900	42,872

Goodwill
Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets". SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. The Company performed the initial required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. As a result of these impairment tests, a non-cash goodwill impairment charge of $37,607 or $0.88 per diluted share, net of tax benefits of $700, was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. This non-cash charge was primarily due to weak market conditions in the European region and the Company’s expectations of lower financial performance at these reporting units.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

There were no additions or impairments of goodwill during the first half of 2003. All goodwill is related to the European reporting segment.

Gross intangible assets as of June 30, 2003 of $22,931 include accumulated amortization of $10,705. Aggregate amortization expense was $306 and $260 and $601 and $494 for the three and six months ended June 30, 2003 and 2002, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 will be approximately $1,200.

NOTE D –EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were computed as follows:

(Dollars and shares in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Numerator:
Income before the cumulative effect of a change in accounting principle	$14,234	$19,713	$26,398	$30,196
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(37,607)

Net income (loss)	$14,234	$19,713	$26,398	$(7,411)

Denominator:
Denominator for basic earnings per share – Weighted-average shares outstanding	41,481	42,317	41,696	42,301
Effect of dilutive securities – Employee stock options	163	631	204	571

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	41,644	42,948	41,900	42,872

Basic earnings (loss) per share
Income before the cumulative effect of a change in accounting principle	$0.34	$0.47	$0.63	$0.71
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.89)

Basic earnings (loss) per share	$0.34	$0.47	$0.63	$(0.18)

Diluted earnings (loss) per share
Income before the cumulative effect of a change in accounting principle	$0.34	$0.46	$0.63	$0.71
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.88)

Diluted earnings (loss) per share	$0.34	$0.46	$0.63	$(0.17)

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2003	2003	2003	2002

Net income (loss)	$14,234	$19,713	$26,398	$(7,411)
Other comprehensive income :
Unrealized (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(863)	200	(1,141)	(13)
Change in currency translation adjustment	14,107	12,425	19,733	9,717

Comprehensive income	$27,478	$32,338	$44,990	$2,293

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

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at June 30, 2003 and 2002 include provisions for year-end bonuses and related payroll taxes of $11,518 and $17,402, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE H – SEGMENT INFORMATION

(Dollars in thousands)	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended June 30, 2003:
Net sales to unaffiliated customers	$155,274	$58,126	$51,571	$—	$264,971
Inter-segment sales	15,997	4,764	8,216	(28,977)	—

Total	$171,271	$62,890	$59,787	$(28,977)	$264,971

Income before interest and income taxes	$9,768	$3,437	$6,415	$(211)	$19,409
Interest income					773
Interest expense					(2,026)

Income before income taxes					$18,156

Three months ended June 30, 2002:
Net sales to unaffiliated customers	$158,681	$54,131	$46,903	$—	$259,715
Inter-segment sales	16,090	3,748	9,267	(29,105)	—

Total	$174,771	$57,879	$56,170	$(29,105)	$259,715

Income before interest and income taxes	$18,715	$3,732	$5,317	$168	$27,932
Interest income					970
Interest expense					(2,578)

Income before income taxes					$26,324

Six months ended June 30, 2003:
Net sales to unaffiliated customers	$302,643	$115,322	$96,268	$—	$514,233
Inter-segment sales	29,572	8,908	16,031	(54,511)	—

Total	$332,215	$124,230	$112,299	$(54,511)	$514,233

Income before interest and income taxes	$18,581	$6,504	$11,780	$(409)	$36,456
Interest income					1,362
Interest expense					(4,147)

Income before income taxes					$33,671

Total assets	$582,459	$221,364	$187,786	$(59,472)	$932,137

Six months ended June 30, 2002:
Net sales to unaffiliated customers	$314,257	$104,524	$89,277	$—	$508,058
Inter-segment sales	31,412	6,448	17,130	(54,990)	—

Total	$345,669	$110,972	$106,407	$(54,990)	$508,058

Income before interest and income taxes and before the cumulative effect of an accounting change	$27,262	$5,763	$8,440	$963	$42,428
Interest income					1,271
Interest expense					(4,054)

Income before income taxes and before the cumulative effect of an accounting change					$39,645

Total assets	$770,714	$201,530	$166,434	$(179,562)	$959,116

The United States segment for 2003 includes rationalization charges of $540, while the European segment includes rationalization charges of $1,203. The United States segment for 2002 includes rationalization charges of $8,358, while the European and Other Countries segments include rationalization charges of $1,057 and $1,053, respectively (see Note N).

NOTE I – ACQUISITION

On January 16, 2002, the Company acquired 85% of Bester Spolka Akcyjna (“Bester”) for approximately $8 million, including assumed debt. The results of Bester’s operations, which were not material, have been included in the consolidated financial statements since that date. Bester is a manufacturer of welding equipment and supplies located in Poland. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3,500, of which $1,500 has been paid as of June 30, 2003.

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

Effective January 1, 2003, the Company adopted the fair value provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires certain disclosures be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement were effective for the Company as of the fourth quarter of 2002. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of this Statement did not have a material impact on the financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation will be July 1, 2003. The adoption of this Statement will not have a material impact on the financial statements of the Company.

In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely will be deferred until delivery of the item is completed. The effective date of this EITF for the Company will be July 1, 2003. The adoption of this Statement will not have a material impact on the financial statements of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 provides guidance and amends the financial accounting and reporting of derivative instruments. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative and when a derivative contains a financing component. The Statement will apply to all contracts entered into, or modified after June 30, 2003. The adoption of this Statement will not have a material impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires certain freestanding financial instruments that embody obligations of the issuer to be classified as liabilities. For the Company, this Statement must be applied to all instruments entered into or modified after May 31, 2003. The adoption of this Statement did not have a material impact on the financial statements of the Company.

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at June 30, 2003 was approximately $2,000.

NOTE L – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The changes in the carrying amount of Product Warranty reserves for the six months ended June 30, 2003 are as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of year	expenses	Deductions	of period

$6,012	$3,008	$(3,212)	$5,808

NOTE M – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes, as shown in the table below, have maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the year in short-term, highly liquid investments. At June 30, 2003, the Company had approximately $185,000 invested in these short-term investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of June 30, 2003, the Company is in compliance with all of its debt covenants. The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. The fair value of these swaps was included in Other assets, with a corresponding increase in Long-term debt. As of June 30, 2003, these swaps have increased the values of the Series A Notes to

$44,242, the Series B Notes to $34,231 and the Series C Notes to $81,786. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and will be amortized as an offset to interest expense over the terms of the related debt.

NOTE N – RATIONALIZATION CHARGES

During the first quarter of 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges are related to asset impairments and severance charges. Non-cash asset impairment charges of $900 relate to property, plant and equipment at one of the Company’s European subsidiaries where management believes that the carrying values are unrecoverable. Severance charges were $843 primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency. As of June 30, 2003, approximately $470 of severance payments remain to be paid.

During the first quarter of 2002, the Company recorded rationalization charges of $10,468 ($7,045 after-tax). The rationalization charges were principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5,353, while non-cash asset impairment charges were $5,115. The total number of employees accepting the voluntary retirement program was 108, including 22 salaried and 86 hourly. The asset impairment charges represented write-downs of property, plant and equipment in the U.S., Europe and Other countries geographic segments.

NOTE O – SUBSEQUENT EVENT – INTEREST RATE SWAP AGREEMENTS

On July 24, 2003, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense.

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the Company’s results of operations for the three- and six-month periods ended June 30, 2003 and 2002:

	Three months ended June 30,
(dollars in millions)	2003		2002

	Amount	% of Sales	Amount	% of Sales

Net sales	$265.0	100.0%	$259.7	100.0%
Cost of goods sold	194.9	73.6%	178.1	68.6%

Gross profit	70.1	26.4%	81.6	31.4%
Selling, general & administrative expenses	52.0	19.6%	54.3	20.9%

Operating income	18.1	6.8%	27.3	10.5%
Interest income	0.8	0.3%	1.0	0.4%
Equity earnings in affiliates	1.0	0.4%	0.6	0.2%
Other income	0.2	0.2%	—	—
Interest expense	(2.0)	(0.8%)	(2.6)	(1.0%)

Income before income taxes	18.1	6.9%	26.3	10.1%
Income taxes	3.9	1.5%	6.6	2.5%

Net income	$14.2	5.4%	$19.7	7.6%

	Six months ended June 30,
(dollars in millions)	2003		2002

	Amount	% of Sales	Amount	% of Sales

Net sales	$514.2	100.0%	$508.1	100.0%
Cost of goods sold	376.7	73.2%	352.4	69.4%

Gross profit	137.5	26.8%	155.7	30.6%
Selling, general & administrative expenses	102.5	19.9%	103.7	20.4%
Rationalization charges	1.7	0.4%	10.5	2.1%

Operating income	33.3	6.5%	41.5	8.1%
Interest income	1.4	0.2%	1.3	0.3%
Equity earnings in affiliates	1.6	0.3%	0.6	0.1%
Other income	1.4	0.3%	0.3	0.1%
Interest expense	(4.1)	(0.8%)	(4.1)	(0.8%)

Income before income taxes and the cumulative effect of a change in accounting principle	33.6	6.5%	39.6	7.8%
Income taxes	7.2	1.4%	9.4	1.9%

Income before the cumulative effect of a change in accounting principle, net of tax	26.4	5.1%	30.2	5.9%
Cumulative effect of a change in accounting principle, net of tax	—	—	(37.6)	(7.4%)

Net income (loss)	$26.4	5.1%	$(7.4)	(1.5%)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales. Net sales for the first quarter of 2003 were $265.0 million, a $5.3 million increase from $259.7 million last year. Net sales from U.S. operations were $155.3 million for the quarter, down 2.1% from $158.7 million for the second quarter last year. This decrease reflects lower U.S. demand in the industrial segment of the U.S. market. Export sales from the U.S. of $17.3 million were down $0.2 million, or 1.0% from last year. U.S. exports have increased into the Asian and Russia, Africa & Middle East regions. Non-U.S. net sales increased 8.6% to $109.7 million in the second quarter 2003, compared with $101.0 million last year. The weakening of the U.S. dollar continues to have a positive impact on non-U.S. net sales compared with last year. This positive impact on consolidated net sales was $11.0 million, or 4.3% for the quarter. In local currencies, European net sales decreased 10.0%. In the rest of the world, the Company’s net sales increased 6.4% in local currencies.

Gross Profit. Gross profit of $70.1 million for the second quarter 2003 declined 14.1%, or $11.5 million from last year. Gross profit as a percentage of net sales declined to 26.4% from 31.4%, compared with the second quarter last year. Gross profit margins in the U.S. declined because of lower sales volumes, lower overhead absorption due to lower plant utilization and higher pension expense. Non-U.S. gross margins remained flat. Foreign currency exchange rates had a positive effect on gross profit of approximately $3.2 million, or 3.9% during the second quarter of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $2.3 million, or 4.2% to $52.0 million for the second quarter 2003, compared with $54.3 million for 2002. The decrease was primarily due to cost reduction efforts and a lower bonus expense, partially offset by higher pension expense. Additionally, foreign currency exchange rates increased SG&A by approximately $2.6 million, or 5.2% during the second quarter of 2003.

Equity Earning in Affiliates. Equity earnings in affiliates increased to $1.0 million in the second quarter 2003 from $0.6 million for the same period last year. The increase was due to higher earnings at the Company’s investments in Kuang Tai in Asia and AS Kaynak in Turkey.

Interest Expense. Interest expense decreased to $2.0 million in the second quarter 2003 from $2.6 million for the same period last year. The decrease in interest expense was commensurate with lower interest rates in 2003, compared to the second quarter of 2002. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note M). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was approximately $10.6 million, and has been deferred and will be amortized as an offset to interest expense over the term of the related debt. The weighted average effective rates on the Notes for the second quarters of 2003 and 2002 were 4.41% and 4.25%, respectively.

Income Taxes. Income taxes for the second quarter 2003 were $3.9 million on income before income taxes of $18.1 million, an effective rate of 21.6%, as compared with income taxes of $6.6 million on income before income taxes of $26.3 million, or an effective rate of 25.1% for the same period in 2002. The effective rates for the second quarters of 2003 and 2002 are lower than the Company’s statutory rate due primarily to the utilization of foreign tax credits in 2002 and domestic tax credits and tax exempt income from a foreign subsidiary in 2003.

Net Income. Net income for the second quarter 2003 was $14.2 million compared to $19.7 million last year. Diluted earnings per share for 2003 was $0.34 per share compared to diluted earnings per share of $0.46 per share in 2002. The decline in net income is due to the factors noted above. Foreign currency exchange rate movements did not have a material effect on net income for the second quarters of 2003 or 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales. Net sales for the first half of 2003 were $514.2 million, a $6.1 million increase from $508.1 million last year. Net sales from U.S. operations were $302.6 million for the half year, down 3.7% from $314.3 million for the first half of last year. This decrease reflects lower U.S. demand in the industrial segment of the U.S. market. Export sales from the U.S. of $31.0 million were down $1.5 million, or 4.6% from last year. U.S. exports have increased into the Russia, Africa & Middle East regions but were more than offset by lower exports into Latin America . Non-U.S. net sales increased 9.2% to $211.6 million in the first half of 2003, compared with $193.8 million last year. The weakening of the U.S. dollar continues to have a positive impact on non-U.S. net sales compared with last year. This positive impact on consolidated net sales was $19.3 million, or 3.9% for the half year. In local currencies, European net sales decreased 8.4%. In the rest of the world, the Company’s net sales increased 8.1% in local currencies.

Gross Profit. Gross profit of $137.5 million for the first half of 2003 declined 11.7%, or $18.2 million from last year. Gross profit as a percentage of net sales declined to 26.8% from 30.6%, compared with the first half of last year. Gross profit margins in the U.S. declined because of lower sales volumes, lower overhead absorption due to lower plant utilization and higher pension expense. Non-U.S. gross margins increased 0.7% due to product mix. Foreign currency exchange rates had a positive effect on gross profit of approximately $5.4 million, or 3.4% during the first half of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses decreased $1.2 million, or 1.2% to $102.5 million for the first half of 2003, compared with $103.7 million for 2002. The decrease was primarily due to cost reduction efforts and a lower bonus expense, partially offset by higher pension expense. Additionally, foreign currency exchange rates increased SG&A by approximately $4.2 million, or 4.3% during the second quarter of 2003.

Rationalization Charges. During the first quarter of 2003, the Company recorded rationalization charges of $1.7 million ($1.3 million after-tax). The rationalization charges are related to asset impairments and severance charges. Non-cash asset impairment charges of $0.9 million relate to property, plant and equipment at one of the Company’s European subsidiaries where management believes the carrying values are unrecoverable. Severance charges were $0.8 million primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency. As of June 30, 2003, approximately $0.5 million of severance payments remain to be paid.

During the first quarter of 2002, the Company recorded rationalization charges of $10.5 million ($7.0 million after-tax). The rationalization charges were principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5.4 million, while non-cash asset impairment charges were $5.1 million. The total number of employees accepting the voluntary retirement program was 108, including 23 salaried and 86 hourly. The asset impairment charges represented write-downs of property, plant and equipment in the U.S., Europe and Other countries geographic segments.

These rationalization programs are expected to result in future annual cost savings of between $6 and $8 million.

Equity Earning in Affiliates. Equity earnings in affiliates increased to $1.6 million in the first half of 2003 from $0.6 million for the same period last year. The increase was due to higher earnings at the Company’s investments in Kuang Tai in Asia and AS Kaynak in Turkey.

Other Income. Other Income increased to $1.4 million in the first half of 2003 from $0.3 million for the same period last year. The increase was due primarily to a gain on the sale of land.

Interest Expense. Interest expense was $4.1 million in the first half of 2003, which is the same as last year. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note M). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was approximately $10.6 million, has been deferred and will be amortized as an offset to interest expense over the terms of the related debt. The weighted average effective rates on the Notes for the first half of 2003 and 2002 were 4.67% and 4.25%, respectively.

Income Taxes. Income taxes for the first half 2003 were $7.2 million on income before income taxes of $33.6 million, an effective rate of 21.6%, as compared with income taxes of $9.4 million on income before income taxes of $39.6 million, or an effective rate of 23.8% for the same period in 2002. The effective rates for the first half of 2003 and 2002 are lower than the Company’s statutory rate due primarily to the utilization of foreign tax credits in 2002 and domestic tax credits and tax exempt income from a foreign subsidiary in 2003.

Cumulative Effect of a Change in Accounting Principle. Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets". SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. As a result, the Company recorded an impairment to goodwill of $37.6 million, net of tax (See Note A).

Net Income (Loss). Net income for the first half of 2003 was $26.4 million compared to a net loss of $7.4 million last year. Diluted earnings per share for 2003 was $0.63 per share compared to diluted loss per share of $0.17 per share in 2002. In 2003, the Company recorded after-tax rationalization charges of $1.3 million. In 2002, the Company recorded after-tax rationalization charges of $7.0 million and the after-tax accounting change of $37.6 million, or 88 cents per diluted share. Foreign currency exchange rate movements did not have a material effect on net income for the first six months of 2003.

Liquidity and Capital Resources

The Company’s debt levels decreased from $188.5 million at December 31, 2002, to $186.5 million at June 30, 2003. Total percent of debt to total capitalization decreased to 29.5% at June 30, 2003, from 30.5% at December 31, 2002. Management anticipates that the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with existing cash balances, cash generated by operations and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $45.6 million in the first six months of 2003, a decrease of $12.1 million from $57.7 million in the first half of 2002. The decrease was primarily related to an increase in accounts receivable and additional discretionary funding to the Company’s U.S. pension plan, partially offset by a decrease in inventories and an increase in accounts payable. The accounts receivable increase was primarily due to higher sales levels in the second quarter 2003 compared with the fourth quarter of 2002 and a higher Days Sales Outstanding as a result of international sales with longer terms.

Capital expenditures during the first half of 2003 were $13.8 million, a $3.0 million increase from 2002. The Company anticipates capital expenditures should approximate depreciation in 2003. If acquisitions and major projects providing near term financial benefits become available, additional expenditures may be made.

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for approximately $8 million, including assumed debt. The results of Bester’s operations, which were not material, have been included in the consolidated financial statements since that date. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3.5 million, of which $1.5 million has been paid as of June 30, 2003.

During March 2002, the Company issued Notes totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the year in short-term, highly liquid investments. At June 30, 2003, the Company had approximately $185 million invested in these short-term, highly liquid funds. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). As of June 30, 2003, the Company is in compliance with all of its debt covenants. The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. In May 2003, the Company terminated these swap agreements. The gain on the termination of approximately $10.6 million has been deferred and will be amortized as an offset to interest expense over the term of the related debt. Interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.7%, or approximately $0.9 million during the first half of 2003.

On July 24, 2003, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. These interest rate swaps are expected to reduce 2003 interest expense on the Notes by 0.4%.

During the first half of 2003, the Company purchased 760,900 shares of its common stock on the open market at a cost of $15.4 million, bringing the total shares purchased to 8,501,689 at a cost of $172.5 million through June 30, 2003. The Company is authorized to purchase up to an additional 1,498,311 shares under the share repurchase program.

A total of $13.4 million in dividends was paid during the first six months of 2003. In July 2003, the Company paid a quarterly cash dividend of 16 cents per share to shareholders of record on June 30, 2003.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company expects the impact to be approximately $0.01 per share for 2003. The Company estimates the impact per share will increase annually over the next several years to approximately $0.07 per share by 2006. This estimate assumes the number and fair value of options granted is similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in past years.

The Company accounts for its defined benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 87 requires a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. The Company has experienced a material decline in the fair market value of assets in the U.S. company’s non-contributory defined benefit pension plan trust. This decline is due, in large part, to the generally weak economy and general declines in the market value of investments. At December 31, 2002, the Company recorded an after-tax charge to shareholders’ equity of approximately $80 million. In addition, the Company estimates pension expense will increase by $15 million in 2003.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement (see Note M). Outstanding letters of credit at June 30, 2003 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at June 30, 2003 was approximately $2 million.

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

Effective January 1, 2003, the Company adopted the fair value provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires certain disclosures be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement were effective for the Company as of the fourth quarter of 2002. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of the fair value provisions of this Statement did not have a material impact on the financial statements of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation will be July 1, 2003. The adoption of this Statement will not have a material impact on the financial statements of the Company.

In December 2002, the EITF issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely will be deferred until delivery of the item is completed. The effective date of this EITF for the Company will be July 1, 2003. The adoption of this Statement will not have a material impact on the financial statements of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 provides guidance and amends the financial accounting and reporting of derivative instruments. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative and when a derivative contains a financing component. The Statement will apply to all contracts entered into, or modified after June 30, 2003. The adoption of this Statement will not have a material impact on the financial statements of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires certain freestanding financial instruments that embody obligations of the issuer to be classified as liabilities. For the Company, this Statement must be applied to all instruments entered into or modified after May 31, 2003. The adoption of this Statement did not have a material impact on the financial statements of the Company.

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

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable cost, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided in lieu of reserves. Many of the current cases are in preliminary procedural stages and insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, a range of possible losses cannot be made at this time. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note K to the Consolidated Financial Statements and the Legal Proceedings section of the Quarterly Report on Form 10-Q for further discussion of legal contingencies.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. As of June 30, 2003, the Company has approximately $90 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 30, 2003, a valuation allowance of $15 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized. The amount of net deferred tax asset considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Pensions

The Company accounts for its defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The expected return on plan assets is determined based on the expected long-term rate of return on the plan assets and the market-related value of plan assets. Upon adoption of SFAS No. 87, the market-related value of plan assets could be determined by either fair value or a calculated value recognizing changes in fair value in a systematic and rational manner over not more than five years. The method chosen must be applied consistently year to year. The Company used fair values at December 31 for the market-related value of plan assets. The Company has assumed the expected long-term rate of return on plan assets will be 9.1%. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The amortization of the net deferral of past losses will increase future pension expense. The plan assets have earned a rate of return substantially less than 9.1% in the last two years. The Company lowered the expected rate of return on plan assets to approximately 8.6% for 2003. As a result, future pension expense will increase. The Company’s pension expense increased approximately $3.3 million and $7 million in the second quarter and year-to-date of 2003, respectively, compared to the same period last year.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2002, the Company determined this rate to be 6.7%. Decreases in discount rates and lower expected returns on plan assets over the past two years will materially affect pension expense in 2003. The Company estimates pension expense will increase by approximately $15 million in 2003.

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $40.7 million at June 30, 2003. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values or adjustments to cost of sales may be required.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During 2002 and 2003, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At June 30, 2003, the Company had approximately $27 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at June 30, 2003 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at June 30, 2003, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at June 30, 2003, approximated carrying value due to their short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the carrying value.

The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At June 30, 2003, the fair value of Amounts due banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at June 30, 2003, and was not materially different from the June 30, 2003 carrying value.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At June 30, 2003, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 34,830 plaintiffs, which is a net increase of 5255 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 11,714 of those claims were dismissed, 9 were tried to defense verdicts, 2 were tried to plaintiff verdicts (which will be appealed as noted below) and 180 were decided in favor of the Company following summary judgment motions. On July 16, 2003, a New York state court jury in an asbestos trial involving two claimants returned verdicts against the Company. The verdict amounts for each claimant (after setoffs) were $1.84 million and $1.75 million, respectively, a substantial portion of which would be covered by insurance and, in the second instance, reduced by payments by an unaffiliated co-defendant. The Company will appeal any judgments based on such verdicts and believes it will prevail on the merits.

At June 30, 2003, excluding proceedings within the states of Mississippi and Louisiana (which are discussed separately below), the Company was a co-defendant in 15 cases in 4 jurisdictions involving 494 claimants alleging that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Thirteen of these cases were previously reported. All of the cases are single plaintiff cases except for 2 multiplaintiff cases in Texas. During the quarter, one case involving 4 claimants was dismissed.

At June 30, 2003, within the state of Mississippi, the Company was a co-defendant in 70 manganese cases with allegations similar to those described above involving 4,825 claimants. Thirty of these cases were reported previously. Thirty-two of the cases are also multiplaintiff cases. All of the cases in Mississippi were removed to federal court in late July, 2003 (joining three other cases removed previously).

At June 30, 2003, within the state of Louisiana, the Company was a co-defendant in 7 manganese cases with allegations similar to those described above involving 50 claimants. The Company was also a co-defendant in seven manganese class actions filed on behalf of purported classes of individuals who reside and/or work (or resided and/or worked) in various Southern states. The class action cases were pending in federal court in Louisiana, but have been subsequently transferred pursuant to the consolidation noted below.

On June 23, 2003, the Judicial Panel on Multi District Litigation transferred all pending federal cases relating to alleged manganese exposure to the Northern District of Ohio for consolidated pretrial proceedings.

The claimants in cases alleging manganese induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 378 claimants that have been resolved as follows: 360 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 1 was tried to a hung jury and 12 were settled.

Item 2. Changes in Securities – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (“Lincoln”) was held on May 1, 2003.

(b)	No response is required.

(c)	The following matters were voted upon by security holders:

(i)	Election of Directors. The shareholders voted in favor of electing the following persons as Directors of Lincoln:

Votes For

For term ending in 2004
Frank L. Steingass	34,647,437

For term ending in 2006
Harold L. Adams	34,524,705
Robert J. Knoll	34,565,552
Henry L. Meyer III	30,671,807
John M. Stropki, Jr.	34,636,264

(ii)	Approval of Amendment of 1998 Stock Option Plan. The shareholders voted in favor of amending the 1998 Stock Option Plan

Votes For	25,844,831
Votes Against	2,595,874
Shares Abstain	3,232,297

(iii)	Appointment of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 2003.

Votes For	34,673,317
Votes Against	299,064
Shares Abstain	86,096

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K.

8-K	The Company filed a Current Report on Form 8-K dated April 22, 2003 furnishing the first quarter ended March 31, 2003 earnings release.
10.1	Employment Agreement between Anthony A. Massaro and Lincoln Electric Holdings, Inc. dated June 23, 2003.
31.1	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC

/s/ H. JAY ELLIOTT H. Jay Elliott Senior Vice President, Chief Financial Officer and Treasurer August 14, 2003