Form 10-Q
period 2003-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2003-11-06
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D C 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2003	Commission file Number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1860551

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of principal executive offices)	(Zip Code)

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

               Yes [X] No [   ]

     The number of shares outstanding of the issuer’s class of common stock as of September 30, 2003 was 41,432,915.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$256,920	$247,486	$771,153	$755,543
Cost of goods sold	186,968	174,269	563,632	526,714

Gross profit	69,952	73,217	207,521	228,829
Selling, general & administrative expenses	51,917	48,176	154,356	151,829
Rationalization charges	—	—	1,743	10,468

Operating income	18,035	25,041	51,422	66,532
Other income (expense)
Interest income	609	839	1,971	2,109
Equity earnings in affiliates	943	651	2,495	1,239
Other income	455	465	1,972	815
Interest expense	(2,096)	(2,554)	(6,243)	(6,608)

Total other income (expense)	(89)	(599)	195	(2,445)

Income before income taxes and the cumulative effect of a change in accounting principle	17,946	24,442	51,617	64,087
Income taxes	3,876	6,114	11,149	15,563

Income before the cumulative effect of a change in accounting principle	14,070	18,328	40,468	48,524
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(37,607)

Net income	$14,070	$18,328	$40,468	$10,917

Per share amounts:
Basic earnings per share
Earnings per share before the cumulative effect of a change in accounting principle	$0.34	$0.43	$0.97	$1.15
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.89)

Basic earnings per share	$0.34	$0.43	$0.97	$0.26

Diluted earnings per share
Earnings per share before the cumulative effect of a change in accounting principle	$0.34	$0.43	$0.97	$1.14
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.88)

Diluted earnings per share	$0.34	$0.43	$0.97	$0.26

Cash dividends declared per share	$0.16	$0.15	$0.48	$0.45

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2003	2002

	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$198,166	$176,076
Marketable securities	4,992	4,881
Accounts receivable (less allowances of $8,767 at September 30, 2003; $6,805 at December 31, 2002)	172,405	153,623
Inventories
Raw materials	49,955	49,640
In-process	22,514	22,920
Finished goods	94,874	92,114

	167,343	164,674
Deferred income taxes	302	5,355
Other current assets	23,205	19,436

TOTAL CURRENT ASSETS	566,413	524,045
PROPERTY, PLANT AND EQUIPMENT
Land	15,336	13,844
Buildings	155,045	147,631
Machinery and equipment	485,324	457,060

	655,705	618,535
Less: accumulated depreciation	380,395	346,682

	275,310	271,853
OTHER ASSETS
Prepaid pension costs	623	3,345
Equity investments in affiliates	32,821	29,735
Intangibles, net	11,931	12,754
Goodwill	4,240	4,095
Deferred income taxes	16,329	17,858
Other	31,873	37,584

	97,817	105,371

TOTAL ASSETS	$939,540	$901,269

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	September 30,	December 31,
	2003	2002

	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$1,652	$945
Trade accounts payable	72,354	63,894
Accrued employee compensation and benefits	41,742	38,663
Accrued expenses	13,259	12,722
Taxes, including income taxes	34,487	34,699
Dividend payable	6,630	6,746
Other current liabilities	18,067	20,514
Current portion of long-term debt	12,635	13,433

TOTAL CURRENT LIABILITIES	200,826	191,616
Long-term debt, less current portion	172,561	174,146
Accrued pensions	91,004	92,066
Deferred income taxes	1,301	1,070
Other long-term liabilities	17,860	13,218
SHAREHOLDERS’ EQUITY
Preferred Shares, without par value – at stated capital amount: Authorized – 5,000,000 shares in 2003 and 2002; Issued and Outstanding – none	—	—

Common Shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares in 2003 and 2002;
Issued – 49,282,306 shares in 2003 and 2002;
Outstanding – 41,432,915 shares at September 30, 2003 and 42,087,115 shares at

December 31, 2002	4,928	4,928
Additional paid-in capital	106,521	106,237
Retained earnings	617,423	597,495
Accumulated other comprehensive loss	(112,368)	(132,350)
Treasury shares, at cost – 7,849,391 shares as of September 30, 2003 and 7,195,191 shares as of December 31, 2002	(160,516)	(147,157)

TOTAL SHAREHOLDERS’ EQUITY	455,988	429,153

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$939,540	$901,269

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Nine months ended September 30,

	2003	2002

OPERATING ACTIVITIES
Net income	$40,468	$10,917
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	37,607
Rationalization charges	1,743	10,468
Depreciation and amortization	28,129	27,603
(Gain) loss on disposal of fixed assets	(154)	144
Equity earnings in affiliates	(2,495)	(1,239)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(10,803)	(11,118)
Decrease (increase) in inventories	7,380	(1,258)
(Increase) decrease in other current assets	(2,825)	2,887
Increase (decrease) in accounts payable	5,127	(6,086)
(Decrease) increase in other current liabilities	(2,116)	19,099
Net change in other non-current assets and liabilities	1,756	(8,864)
Other – net	3,710	1,689

NET CASH PROVIDED BY OPERATING ACTIVITIES	69,920	81,849
INVESTING ACTIVITIES
Capital expenditures	(24,436)	(18,567)
Acquisition	—	(8,009)
Purchase of marketable securities	—	(5,015)
Proceeds from sale of fixed assets	1,813	987
Other	217	391

NET CASH USED BY INVESTING ACTIVITIES	(22,406)	(30,213)
FINANCING ACTIVITIES
Payments on long-term borrowings	(2,482)	(3,146)
Proceeds from long-term borrowings	—	150,064
Amounts due banks, net	(840)	(4,909)
Proceeds from short-term borrowings	357	6,513
Payments on short-term borrowings	(357)	(13,752)
Termination of interest rate swaps	10,613	—
Purchase of shares for treasury	(16,323)	(6,455)
Issuance of shares from treasury	2,350	2,028
Cash dividends paid	(20,058)	(19,050)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(26,740)	111,293
Effect of exchange rate changes on cash and cash equivalents	1,316	375

INCREASE IN CASH AND CASH EQUIVALENTS	22,090	163,304
Cash and cash equivalents at beginning of period	176,076	23,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$198,166	$186,797

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2003
(in thousands, except for per share data)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and nine-months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

Certain prior year amounts have been reclassified in order to conform to current year presentation.

NOTE B – CHANGES IN ACCOUNTING PRINCIPLES

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”, which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company elected to expense stock options using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The adoption of SFAS No. 148 will not have a material impact on the financial statements of the Company in 2003. The Company estimates the impact per share will increase annually over the next several years to approximately $0.02 per share by 2006.

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

NOTE B – CHANGES IN ACCOUNTING PRINCIPLE (Continued)

Stock-Based Compensation (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$14,070	$18,328	$40,468	$10,917
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	7	—	14	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects.	(756)	(776)	(2,377)	(2,322)

Pro forma net income	$13,321	$17,552	$38,105	$8,595

Earnings per share:
Basic, as reported	$0.34	$0.43	$0.97	$0.26
Basic, pro forma	$0.32	$0.41	$0.92	$0.20
Diluted, as reported	$0.34	$0.43	$0.97	$0.26
Diluted, pro forma	$0.32	$0.41	$0.91	$0.20
Weighted average number of shares:
Basic	41,393	42,300	41,595	42,301
Diluted	41,658	42,799	41,775	42,842

Goodwill

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

NOTE C – GOODWILL AND INTANGIBLE ASSETS

There were no additions or impairments of goodwill during the first nine months of 2003. All goodwill is related to the European reporting segment.

Gross intangible assets as of September 30, 2003 of $23,047 include accumulated amortization of $11,116. Aggregate amortization expense was $244 and $263 and $845 and $757 for the three and nine months ended September 30, 2003 and 2002, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 is expected to be $1,200.

NOTE D – EARNINGS PER SHARE

Basic and diluted earnings per share were computed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Income before the cumulative effect of a change in accounting principle	$14,070	$18,328	$40,468	$48,524
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(37,607)

Net income	$14,070	$18,328	$40,468	$10,917

Denominator:
Denominator for basic earnings per share – Weighted-average shares outstanding	41,393	42,300	41,595	42,301
Effect of dilutive securities – Employee stock options	267	499	180	541

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	41,660	42,799	41,775	42,842

Basic earnings per share
Income before the cumulative effect of a change in accounting principle	$0.34	$0.43	$0.97	$1.15
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.89)

Basic earnings per share	$0.34	$0.43	$0.97	$0.26

Diluted earnings per share
Income before the cumulative effect of a change in accounting principle	$0.34	$0.43	$0.97	$1.14
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.88)

Diluted earnings per share	$0.34	$0.43	$0.97	$0.26

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income	$14,070	$18,328	$40,468	$10,917
Other comprehensive income :
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	841	(124)	(300)	(136)
Change in currency translation adjustment	549	(4,050)	20,282	5,667

Comprehensive income	$15,460	$14,154	$60,450	$16,448

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

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at September 30, 2003 and 2002 include provisions for year-end bonuses and related payroll taxes of $19,695 and $26,179, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE H – SEGMENT INFORMATION

	United		Other
	States	Europe	Countries	Eliminations	Consolidated

Three months ended September 30, 2003:
Net sales to unaffiliated customers	$154,252	$52,364	$50,304	$—	$256,920
Inter-segment sales	15,156	5,183	8,938	(29,277)	—

Total	$169,408	$57,547	$59,242	$(29,277)	$256,920

Income before interest and income taxes	$12,573	$1,777	$4,687	$396	$19,433
Interest income					609
Interest expense					(2,096)

Income before income taxes					$17,946

Three months ended September 30, 2002:
Net sales to unaffiliated customers	$154,192	$46,965	$46,329	$—	$247,486
Inter-segment sales	12,315	5,406	6,662	(24,383)	—

Total	$166,507	$52,371	$52,991	$(24,383)	$247,486

Income before interest and income taxes	$19,348	$3,133	$4,823	$(1,147)	$26,157
Interest income					839
Interest expense					(2,554)

Income before income taxes					$24,442

Nine months ended September 30, 2003:
Net sales to unaffiliated customers	$456,895	$167,686	$146,572	$—	$771,153
Inter-segment sales	44,729	14,091	24,969	(83,789)	—

Total	$501,624	$181,777	$171,541	$(83,789)	$771,153

Income before interest and income taxes	$30,899	$8,347	$16,466	$177	$55,889
Interest income					1,971
Interest expense					(6,243)

Income before income taxes					$51,617

Total assets as of September 30, 2003	$585,857	$214,672	$189,685	$(50,674)	$939,540

Nine months ended September 30, 2002:
Net sales to unaffiliated customers	$468,449	$151,488	$135,606	$—	$755,543
Inter-segment sales	43,728	11,854	23,792	(79,374)	—

Total	$512,177	$163,342	$159,398	$(79,374)	$755,543

Income before interest and income taxes and before the cumulative effect of an accounting change	$46,610	$8,896	$13,263	$(183)	$68,586
Interest income					2,109
Interest expense					(6,608)

Income before income taxes and before the cumulative effect of an accounting change					$64,087

Total assets as of September 30, 2002	$665,216	$193,294	$180,814	$(88,872)	$950,452

The United States segment includes rationalization charges of $540 and the European segment includes rationalization charges of $1,203 in the nine months ended September 30, 2003. The United States segment includes rationalization charges of $8,358 and the European and Other Countries segments include rationalization charges of $1,057 and $1,053, respectively in the nine months ended September 30, 2002 (see Note N).

NOTE I – ACQUISITION

On January 16, 2002, the Company acquired 85% of Bester Spolka Akcyjna (“Bester”) for approximately $8 million, including assumed debt. The results of Bester’s operations, which were not material, have been included in the consolidated financial statements since that date. Bester is a manufacturer of welding equipment and supplies located in Poland. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3,500, of which $1,500 has been paid as of September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, will be December 31, 2003. The Company has not yet determined the impact, if any, this Interpretation will have on the financial statements of the Company.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely will be deferred until delivery of the item is completed. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective June 30, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 provides guidance and amends the financial accounting and reporting of derivative instruments. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative and when a derivative contains a financing component. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective May 31, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires certain freestanding financial instruments that embody obligations of the issuer to be classified as liabilities. The adoption of this Statement did not have a material impact on the financial statements of the Company.

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at September 30, 2003 was approximately $2,000.

NOTE L – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The changes in the carrying amount of Product Warranty reserves for the nine months ended September 30, 2003 are as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of year	expenses	Deductions	of period

$6,012	$3,407	$(3,350)	$6,069

NOTE M – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes, as shown in the table below, have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the year in short-term, highly liquid investments. At September 30, 2003, the Company had approximately $189,000 invested in these short-term investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of September 30, 2003, the Company is in compliance with all of its debt covenants. The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

On July 24, 2003, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other assets, with a corresponding increase in Long-term debt. The fair value of these swaps at September 30, 2003 is $901.

As of September 30, 2003, both the terminated and the current swaps have increased the values of the Series A Notes to $43,949, the Series B Notes to $34,331 and the Series C Notes to $82,346.

NOTE N – RATIONALIZATION CHARGES

During the first quarter of 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges are related to asset impairments and severance charges. Non-cash asset impairment charges of $900 relate to property, plant and equipment at one of the Company’s European subsidiaries where management believes that the carrying values are unrecoverable. Severance charges were $843 primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency. As of September 30, 2003, approximately $379 of severance payments remain to be paid.

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

NOTE O – SUBSEQUENT EVENTS

On October 30, 2003, the Company purchased the Century welding and cutting equipment accessories and battery charger businesses of Clore Automotive LLC for approximately $4 million. These products and brands, which have leading positions in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business. Annual sales for these businesses are expected to be approximately $14 million in 2003.

On October 21, 2003, the Company purchased 1,108,122 shares of its common stock for $25.6 million from the Lincoln Foundation, Inc. in a privately negotiated block transaction. These shares were purchased at a price of $23.08 per share, a 6% discount from the average of the high and low prices of the previous day. This transaction brought the total shares repurchased under the share repurchase programs to 9,657,811 since the programs began, substantially completing the programs. On October 9, 2003, the Company’s Board of Directors approved a new open-market repurchase program for up to 5 million additional shares.

Part 1 – Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the Company’s results of operations for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three months ended September 30,
	2003		2002

(dollars in millions)	Amount	% of Sales	Amount	% of Sales

Net sales	$256.9	100.0%	$247.5	100.0%
Cost of goods sold	186.9	72.8%	174.3	70.4%

Gross profit	70.0	27.2%	73.2	29.6%
Selling, general & administrative expenses	51.9	20.2%	48.2	19.5%

Operating income	18.1	7.0%	25.0	10.1%
Interest income	0.6	0.2%	0.8	0.3%
Equity earnings in affiliates	0.9	0.4%	0.6	0.3%
Other income	0.5	0.2%	0.6	0.2%
Interest expense	(2.1)	(0.8%)	(2.5)	(1.0%)

Income before income taxes	18.0	7.0%	24.5	9.9%
Income taxes	3.9	1.5%	6.2	2.5%

Net income	$14.1	5.5%	$18.3	7.4%

	Nine months ended September 30,
	2003		2002

(dollars in millions)	Amount	% of Sales	Amount	% of Sales

Net sales	$771.1	100.0%	$755.5	100.0%
Cost of goods sold	563.6	73.1%	526.7	69.7%

Gross profit	207.5	26.9%	228.8	30.3%
Selling, general & administrative expenses	154.4	20.0%	151.8	20.1%
Rationalization charges	1.7	0.2%	10.5	1.4%

Operating income	51.4	6.7%	66.5	8.8%
Interest income	2.0	0.3%	2.1	0.3%
Equity earnings in affiliates	2.5	0.3%	1.2	0.2%
Other income	1.9	0.2%	0.9	0.1%
Interest expense	(6.2)	(0.8%)	(6.6)	(0.9%)

Income before income taxes and the cumulative effect of a change in accounting principle	51.6	6.7%	64.1	8.5%
Income taxes	11.1	1.4%	15.6	2.1%

Income before the cumulative effect of a change in accounting principle, net of tax	40.5	5.3%	48.5	6.4%
Cumulative effect of a change in accounting principle, net of tax	—	—	(37.6)	(5.0%)

Net income	$40.5	5.3%	$10.9	1.4%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales. Net sales for the third quarter of 2003 were $256.9 million, a $9.4 million increase from $247.5 million last year. Net sales from U.S. operations were $154.3 million for the quarter, compared to $154.2 million for the third quarter last year. The slight increase represents an increase in domestic sales offset by a decrease in export sales. Export sales from the U.S. of $15.2 million were down $0.4 million, or 2.8% from last year. U.S. exports have increased into the Asian and European regions but were more than offset by lower exports into Latin America and the Russia, Africa and Middle East regions. Non-U.S. net sales increased 9.9% to $102.6 million in the third quarter 2003, compared with $93.3 million last year. The weakening of the U.S. dollar continues to have a positive impact on non-U.S. net sales compared with last year. This positive impact on consolidated net sales was $9.6 million, or 3.9% for the quarter. In local currencies, the Company’s non-U.S. net sales remained essentially the same compared with the year-ago period.

Gross Profit. Gross profit of $70.0 million for the third quarter 2003 declined 4.4%, or $3.2 million from last year. Gross profit as a percentage of net sales declined to 27.2% from 29.6%, compared with the third quarter last year. Gross profit margins in the U.S. declined because of lower overhead absorption due to lower plant utilization, product and customer mix and higher pension expense. Non-U.S. gross margins also decreased due to product mix and lower overhead absorption. Foreign currency exchange rates had a positive effect on gross profit of approximately $2.4 million, or 3.5% during the third quarter of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $3.7 million, or 7.7% to $51.9 million for the third quarter 2003, compared with $48.2 million for 2002. The increase was primarily due to higher pension expense and higher professional services, partially offset by cost reduction efforts. Additionally, foreign currency exchange rates increased SG&A by approximately $2.2 million, or 4.3% during the third quarter of 2003.

Equity Earnings in Affiliates. Equity earnings in affiliates increased to $0.9 million in the third quarter 2003 from $0.6 million for the same period last year. The increase was due to higher earnings from the Company’s investments in Kuang Tai in Asia and AS Kaynak in Turkey.

Interest Expense. Interest expense decreased 16.0% to $2.1 million in the third quarter 2003 from $2.5 million for the same period last year. The decrease in interest expense was primarily due to amortization of a gain on the termination of interest rate swaps, as described below. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note M). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was approximately $10.6 million, and has been deferred and will be amortized as an offset to interest expense over the terms of the related debt. Additionally, in July 2003, the Company entered into floating rate interest rate swaps with notional amounts totaling $50 million to effectively swap fixed interest rates with variable rates. The weighted average effective rates on the Notes for the third quarters of 2003 and 2002 were 4.0% and 4.77%, respectively.

Income Taxes. Income taxes for the third quarter 2003 were $3.9 million on income before income taxes of $18.0 million, an effective rate of 21.6%, as compared with income taxes of $6.2 million on income before income taxes of $24.5 million, or an effective rate of 25.0% for the same period in 2002. The effective rates for the third quarters of 2003 and 2002 are lower than the Company’s statutory rate due primarily to the utilization of foreign and domestic tax credits in both periods and lower taxes on non-U.S. earnings in 2003.

Net Income. Net income for the third quarter 2003 was $14.1 million compared to $18.3 million last year. Diluted earnings per share for 2003 was $0.34 per share compared to diluted earnings per share of $0.43 per share in 2002. The decline in net income is due to the factors noted above. Foreign currency exchange rate movements did not have a material effect on net income for the third quarter of 2003 while the third quarter of 2002 was negatively impacted by $1.0 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales. Net sales for the first nine months of 2003 were $771.1 million, a $15.6 million increase from $755.5 million last year. Net sales from U.S. operations were $456.9 million for the first nine months, down 2.5% from $468.4 million for the first nine months of last year. This decrease reflects lower demand in the industrial segment of the U.S. market during the first half of the year partially offset by increased demand in the latter part of the third quarter 2003. Export sales from the U.S. of $46.2 million were down $1.8 million, or 3.9% from last year. U.S. exports have increased into the Russia, Africa & Middle East and Europe regions but were more than offset by lower exports into Latin America. Non-U.S. net sales increased 9.4% to $314.2 million in the first nine months of 2003, compared with $287.1 million last year. The weakening of the U.S. dollar continues to have a positive impact on non-U.S. net sales compared with last year. This positive impact on consolidated net sales was $28.9 million, or 3.9% for the first nine months. In local currencies, the Company’s non-U.S. net sales remained essentially the same compared with the year-ago period.

Gross Profit. Gross profit of $207.5 million for the first nine months of 2003 declined 9.3%, or $21.3 million from last year. Gross profit as a percentage of net sales declined to 26.9% from 30.3%, compared with the first nine months of last year. Gross profit margins in the U.S. declined because of lower sales volumes, lower overhead absorption due to lower plant utilization and higher pension expense. Non-U.S. gross margins were comparable to prior year. Foreign currency exchange rates had a positive effect on gross profit of approximately $6.8 million, or 3.4% during the first nine months of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $2.6 million, or 1.7% to $154.4 million for the first nine months of 2003, compared with $151.8 million for 2002. The increase was attributable to the translation effect of foreign exchange rates of $6.4 million, higher pension expense and higher professional services offset by lower bonus expense of $5.5 million and cost reduction efforts.

Rationalization Charges. During the first quarter of 2003, the Company recorded rationalization charges of $1.7 million ($1.3 million after-tax). The rationalization charges are related to asset impairments and severance charges. Non-cash asset impairment charges of $0.9 million relate to property, plant and equipment at one of the Company’s European subsidiaries where management believes the carrying values are unrecoverable. Severance charges were $0.8 million primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency. As of September 30, 2003, approximately $0.4 million of severance payments remain to be paid.

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

Equity Earnings in Affiliates. Equity earnings in affiliates increased to $2.5 million in the first nine months of 2003 from $1.2 million for the same period last year. The increase was due to higher earnings from the Company’s investments in Kuang Tai in Asia and AS Kaynak in Turkey.

Other Income. Other Income increased to $1.9 million in the first nine months of 2003 from $0.9 million for the same period last year. The increase was due primarily to gains on asset sales and higher royalty income.

Interest Expense. Interest expense was $6.2 million in the first nine months of 2003, compared to $6.6 million last year, a decrease of 6.1%. The decrease in interest expense was primarily due to amortization of a gain on the termination of interest rate swaps, as described below. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note M). Also in March 2002, the Company entered into floating rate interest rate swaps with notional amounts totaling $80 million to effectively swap fixed interest rates with variable rates. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was approximately $10.6 million, has been deferred and will be amortized as an offset to interest expense over the terms of the related debt. Additionally, in July 2003, the Company entered into floating rate interest rate swaps with notional amounts totaling $50 million to effectively swap fixed interest rates with variable rates. The weighted average effective rates on the Notes for the first nine months of 2003 and 2002 were 4.45% and 4.76%, respectively.

Income Taxes. Income taxes for the first nine months 2003 were $11.1 million on income before income taxes of $51.6 million, an effective rate of 21.6%, as compared with income taxes of $15.6 million on income before income taxes of $64.1 million, or an effective rate of 24.3% for the same period in 2002. The effective rates for the first nine months of 2003 and 2002 are lower than the Company’s statutory rate due primarily to the utilization of foreign and domestic tax credits in both periods and lower taxes on non-U.S. earnings in 2003.

Cumulative Effect of a Change in Accounting Principle. Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”. The Company previously evaluated goodwill for impairment by comparing the unamortized balance of goodwill to projected undiscounted cash flows, which did not indicate an impairment. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. As a result, the Company recorded an impairment to goodwill of $37.6 million, net of tax (See Note B).

Net Income. Net income for the first nine months of 2003 was $40.5 million compared to a $10.9 million last year. Diluted earnings per share for 2003 was $0.97 per share compared to $0.26 per share in 2002. In 2003, the Company recorded after-tax rationalization charges of $1.3 million. In 2002, the Company recorded after-tax rationalization charges of $7.0 million and the after-tax cumulative effect of an accounting change of $37.6 million, or 88 cents per diluted share. Foreign currency exchange rate movements did not have a material effect on net income for the first nine months of 2003 while the first nine months of 2002 were positively impacted by $1.0 million.

Liquidity and Capital Resources

Cash and cash equivalents increased 12.5%, or $22.1 million, to $198.2 million as of September 30, 2003, from the $176.1 million as of December 31, 2002. The Company’s debt levels decreased from $188.5 million at December 31, 2002, to $186.8 million at September 30, 2003. Total percent of debt to total capitalization decreased to 29.1% at September 30, 2003, from 30.5% at December 31, 2002. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $69.9 million in the first nine months of 2003, a decrease of $11.9 million from $81.8 million in the first nine months of 2002. The decrease was primarily related to a decrease in net income before rationalization charges and cumulative effect of a change in accounting principle and additional funding to the Company’s U.S. pension plan, partially offset by a decrease in inventories and an increase in accounts payable.

Capital expenditures during the first nine months of 2003 were $24.4 million, a $5.9 million increase from 2002. The Company anticipates capital expenditures should approximate depreciation in 2003. If acquisitions and major projects providing near term financial benefits become available, additional expenditures may be made.

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for approximately $8 million, including assumed debt. The results of Bester’s operations, which were not material, have been included in the consolidated financial statements since that date. During 2002, the Company also acquired an additional 6% of Bester through additional investments totaling $3.5 million, of which $1.5 million has been paid as of September 30, 2003.

On October 30, 2003, the Company purchased the Century welding and cutting equipment accessories and battery charger businesses of Clore Automotive LLC for approximately $4 million. These products and brands, which have leading positions in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business. Annual sales for these businesses are expected to be approximately $14 million in 2003.

During March 2002, the Company issued Notes totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The proceeds will be used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the year in short-term, highly liquid investments. At September 30, 2003, the Company had approximately $189 million invested in these short-term, highly liquid funds. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). As of September 30, 2003, the Company is in compliance with all of its debt covenants. The Notes will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

During March 2002, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. In May 2003, the Company terminated these swap agreements. The gain on the termination of approximately $10.6 million has been deferred and will be amortized as an offset to interest expense over the term of the related debt. Interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.6%, or approximately $1.3 million during the first nine months of 2003.

On July 24, 2003, the Company entered into floating rate interest rate swap agreements with notional amounts totaling $50 million, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. These interest rate swaps are expected to reduce 2003 interest expense on the Notes by 0.4%. The fair value of these interest rate swaps at September 30, 2003 is $0.9 million.

The Company’s Board of Directors has authorized share repurchase programs for up to 10 million shares of the Company’s common stock. During the first nine months of 2003, the Company purchased 808,900 shares of its common stock on the open market at a cost of $16.4 million, bringing the total shares purchased to 8,549,689 shares at a cost of $173.5 million through September 30, 2003. On October 21, 2003, the Company purchased 1,108,122 shares of its common stock from the Lincoln Foundation, Inc. in a privately negotiated block transaction. These shares were purchased at a price of $23.08 per share, a 6% discount from the average of the high and low prices of the previous day. This transaction brought the total shares repurchased under the share repurchase program to 9,657,811 since the program began, substantially completing the program. Additionally, the Company’s Board of Directors approved a new open-market repurchase program for up to 5 million additional shares.

A total of $20.1 million in dividends was paid during the first nine months of 2003. In October 2003, the Company paid a quarterly cash dividend of 16 cents per share to shareholders of record on September 30, 2003.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The adoption of this statement will not have a material impact on the financial statements of the Company in 2003. The Company estimates the impact per share will increase annually over the next several years to approximately $0.02 per share by 2006. This estimate assumes the number and fair value of options granted is similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in past years.

The Company accounts for its defined benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 87 requires a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. During the past three years, the Company has experienced a material decline in the fair market value of assets in the U.S. company’s non-contributory defined benefit pension plan trust. This decline is due, in large part, to general declines in the market value of investments. In addition, the declining U.S. interest rate environment has significantly increased the value of pension benefit obligations. At December 31, 2002, the Company recorded an after-tax charge to shareholders’ equity of approximately $80 million. In addition, the Company estimates pension expense will increase by $15 million in 2003.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at September 30, 2003 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at September 30, 2003 was approximately $2 million.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, will be December 31, 2003. The Company has not yet determined the impact, if any, this Interpretation will have on the financial statements of the Company.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely will be deferred until delivery of the item is completed. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective June 30, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 provides guidance and amends the financial accounting and reporting of derivative instruments. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative and when a derivative contains a financing component. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective May 31, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires certain freestanding financial instruments that embody obligations of the issuer to be classified as liabilities. The adoption of this Statement did not have a material impact on the financial statements of the Company.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. As of September 30, 2003, the Company has approximately $90 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2003, a valuation allowance of $15 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Pensions

The Company accounts for its defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.

A significant element in determining the Company’s pension expense in accordance with SFAS No. 87 is the expected return on plan assets. The expected return on plan assets is determined based on the expected long-term rate of return on the plan assets and the market-related value of plan assets. Upon adoption of SFAS No. 87, the market-related value of plan assets could be determined by either fair value or a calculated value recognizing changes in fair value in a systematic and rational manner over not more than five years. The method chosen must be applied consistently year to year. The Company used fair values at December 31 for the market-related value of plan assets. The Company has assumed the expected long-term rate of return on plan assets will be 9.1%. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The amortization of the net deferral of past losses will increase future pension expense. The plan assets have earned a rate of return substantially less than 9.1% in the last two years. The Company lowered the expected rate of return on plan assets to approximately 8.6% for 2003. As a result, future pension expense will increase. The

Company’s pension expense increased approximately $3.1 million and $10.0 million in the third quarter and year-to-date of 2003, respectively, compared to the same period last year.

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

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $41.1 million at September 30, 2003. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values or adjustments to cost of sales may be required.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During 2003 and 2002, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At September 30, 2003, the Company had approximately $15 million notional amount of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at September 30, 2003 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity purchases. The primary commodities hedged are aluminum and copper. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at September 30, 2003, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at September 30, 2003, approximated carrying value due to their short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the carrying value.

The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At September 30, 2003, the fair value of Amounts due banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at September 30, 2003, and was not materially different from the September 30, 2003 carrying value.

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

At September 30, 2003, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 34,504 plaintiffs, which is a net decrease of 326 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 12,651 of those claims were dismissed, 9 were tried to defense verdicts, 2 were tried to plaintiff verdicts (which will be appealed as noted below) and 202 were decided in favor of the Company following summary judgment motions. On July 16, 2003, a New York state court jury in an asbestos trial involving two claimants returned verdicts against the Company. The verdict amounts for each claimant (after setoffs) were $1.84 million and $1.75 million, respectively, a substantial portion of which would be covered by insurance and, in the second instance, reduced by payments by an unaffiliated co-defendant. The Company will appeal any judgments based on such verdicts and believes it will prevail on the merits.

At September 30, 2003, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 9,738 plaintiffs. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed (including alleged class actions in Louisiana and multi-claimant actions in Mississippi and West Virginia). At September 30, 2003, pursuant to an order of the Judicial Panel on Multi District Litigation, a total of 71 cases relating to some of the above mentioned claimants for alleged manganese exposure were consolidated in federal court (the Northern District of Ohio) for pretrial proceedings.

On October 28, 2003, an Illinois state court jury in a manganese trial involving one claimant returned a verdict against the Company and two unaffiliated co-defendants. The verdict amount was $1 million, which will be reduced significantly by payments by the two unaffiliated co-defendants, and a substantial portion of the remaining amount is to be covered by insurance. The Company will appeal any judgment based on this verdict and believes it will prevail on the merits.

Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 379 claimants that have been resolved as follows: 360 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 1 was tried to a hung jury, which upon retrial resulted in a plaintiff’s verdict (which is being appealed as noted above) and 12 were settled.

Item 2. Changes in Securities – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K.

8-K	The Company filed a Current Report on Form 8-K dated July 21, 2003 furnishing the second quarter ended June 30, 2003 earnings release.

31.1	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ H. JAY ELLIOTT

H. Jay Elliott
Senior Vice President,
Chief Financial Officer and Treasurer
November 6, 2003