Form 10-K
period 2003-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2004-02-13
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)

(216) 481-8100
(Registrants’ Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value
(Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes   [X]  No  [  ]

The aggregate market value of the common shares held by non-affiliates as of June 30, 2003 was $801,855,153 (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of December 31, 2003 was 40,604,963.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on April 29, 2004 are hereby incorporated by reference into Part III.

PART I

Item 1. Business

As used in Item 1 of this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., the publicly-held parent of The Lincoln Electric Company, and other Lincoln Electric Holdings, Inc. subsidiaries. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. During 1998, The Lincoln Electric Company reorganized into a holding company structure and Lincoln Electric Holdings, Inc. became the publicly-held parent of Lincoln Electric subsidiaries worldwide, including The Lincoln Electric Company.

The Company is a full-line manufacturer and reseller of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting.

The arc welding power sources and wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated machines for robotic applications, high production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes, (2) solid electrodes produced in coil reel or drum forms for continuous feeding in mechanized welding, and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding.

The Company’s products are sold in both domestic and international markets. In the domestic market, products are sold directly by the Company’s own sales organization as well as through distributors and retailers. In the international markets, the Company’s products are sold principally by foreign subsidiary companies. The Company also has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors, agents, dealers and product users. The Company has manufacturing facilities located in the United States, Australia, Brazil, Canada, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela. The Company manages its operations by geographic location and has three reportable segments: the United States, Europe and all Other Countries. See Note J to the consolidated financial statements with respect to segment and geographic area information.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company’s business is not seasonal.

Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world’s largest manufacturer of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue appropriate strategies to heighten its competitiveness in domestic and international markets. Competition in the arc welding and cutting industry is on the basis of brand preference, product quality, price and performance, warranty, delivery, service and technical support. The Company believes its performance against these factors have contributed to the Company’s position as the leader in the industry.

Virtually all of the Company’s products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the market place because of its highly trained technical sales force and the support of its welding research and development staff, which allow it to assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users through which the Company guarantees that the user will save money in its manufacturing process when it utilizes the Company’s products. This allows the Company to introduce its products to new users and to establish and maintain very close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company’s products, is an important element of the Company’s market success and a valuable asset of the Company.

The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, brass, copper and aluminum, all of which are normally available for purchase in the open market.

The Company holds many valuable patents, primarily in arc welding, and continues to file more applications as research and development proceeds. The Company believes its trademarks are an important asset, and aggressively pursues brand management.

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all Lincoln facilities worldwide. In addition, the Company is ISO 14001 certified at its Mentor, Ohio manufacturing facility and is in the process of achieving ISO 14001 certification at its Euclid, Ohio manufacturing facility.

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

Research activities relating to the development of new products and the improvement of existing products in 2003 were all Company-sponsored. These activities were primarily related to the development of new products. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

The number of persons employed by the Company worldwide at December 31, 2003 was 5,992.

The Company’s Internet address is www.lincolnelectric.com. The Company makes available free of charge on www.lincolnelectric.com its annual, quarterly and current reports, as soon as reasonably practicable after the Company electronically files such material with, or furnished it to the SEC. The Company also posts its Code of Corporate Conduct and Ethics on its website. However, the information found on the Company’s website is not part of this or any other report.

Item 2. Properties

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 227 acres, of which present manufacturing facilities comprises an area of approximately 2,713,000 square feet.

In addition to the principal facilities in Ohio, the Company operates one other manufacturing location in the United States and 24 manufacturing locations (including joint ventures) in 17 foreign countries, the locations of which are as follows:

United States:	Gainesville, Georgia.
Australia:	Sydney.
Brazil:	Sao Paulo.
Canada:	Toronto; Mississauga.

England:	Sheffield.
France:	Grand-Quevilly.
Germany:	Essen.
Indonesia:	Cikarang.
Ireland:	Rathnew.
Italy:	Bologna; Milano; Genoa; Arezzo; Palmero.
Mexico:	Mexico City; Torreon.
Netherlands:	Nijmegen.
People’s Republic of China:	Shanghai, Tianjin.
Poland:	Bielawa.
Spain:	Barcelona.
Taiwan:	Tainan.
Turkey:	Istanbul.
Venezuela:	Maracay.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note M to the consolidated financial statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2003, $8.7 million of indebtedness was secured by property, plant and equipment with a book value of $19.8 million.

Item 3. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases alleging asbestos and manganese-induced illness described below.

At December 31, 2003, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 36,215 plaintiffs, which is a net increase of 1,711 claims from those previously reported in the third quarter report on Form 10-Q. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 12,684 of those claims were dismissed, 9 were tried to defense verdicts, 2 were tried to plaintiff verdicts (which will be appealed as noted below) and 216 were decided in favor of the Company following summary judgment motions. On July 16, 2003, a New York state court jury in an asbestos trial involving two claimants returned verdicts against the Company. The verdict amounts for each claimant (after setoffs) were $1.84 million and $1.75 million, respectively, a substantial portion of which would be covered by insurance and, in the second instance, reduced by payments by an unaffiliated co-defendant. The Company will appeal any judgments based on such verdicts and believes it will prevail on the merits.

At December 31, 2003, the Company was a co-defendant in cases alleging manganese-induced illness involving claims by approximately 8,504 plaintiffs, which is a net decrease of 1,234 from those previously reported in the third quarter report on Form 10-Q. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese-induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases, but some multi-claimant cases have been filed (including alleged class actions in various states and multi-claimant actions in Mississippi and West Virginia). At December 31, 2003, pursuant to orders of the Judicial Panel on Multi District Litigation (MDL), a total of 124 cases relating to a significant number of the above mentioned claimants for alleged manganese exposure were consolidated in federal court (the Northern District of Ohio) for pretrial proceedings. On December 31, 2003, the federal MDL court denied on an interim basis the remand of 28 of those cases and granted the remand for 10 other such cases to state court in Mississippi. Shortly thereafter, the remand of the 10 cases was stayed pending reconsideration. In addition, during January, 2004, plaintiff’s counsel filed a notice with the MDL court stating that they will not be pursuing class certification in 9 cases initially filed as class actions.

On October 28, 2003, an Illinois state court jury in a manganese trial involving one claimant returned a verdict against the Company and two unaffiliated co-defendants. The verdict amount was $1 million, which will be reduced significantly by payments by the two unaffiliated co-defendants. A substantial portion of the remaining amount is to be covered by insurance. The Company will appeal any judgment based on this verdict and believes it will prevail on the merits.

Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 1,703 claimants that have been resolved as follows: 1,684 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 1 was tried to a hung jury, which upon retrial resulted in a plaintiff’s verdict (which is being appealed as noted above), and 12 were settled. In addition, as noted above, 9 cases filed as class actions are not being pursued as class actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003 .

PART II

Item 5. Market for the Registrant’s Common Stock and Related Shareholder Matters

The Company’s common shares are traded on The Nasdaq Stock Market under the symbol “LECO.” The number of record holders of common shares at December 31, 2003 was 2,255.

The total amount of dividends paid in 2003 was $26,687,818. For 2003, dividends were paid quarterly on January 15, April 15, July 15 and October 15.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2003			2002

			Dividends			Dividends
	High	Low	Declared	High	Low	Declared

March 31	$24.00	$14.28	$0.16	$30.98	$23.51	$0.15
June 30	22.43	18.10	0.16	31.25	26.20	0.15
September 30	24.50	20.09	0.16	27.84	21.40	0.15
December 31	26.17	21.99	0.16	25.84	20.50	0.16

Source: The Nasdaq Stock Market

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of outstanding	exercise price of	securities reflected in
	options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,310,876	$20.67	1,989,199
Equity compensation plans not approved by security holders	—	—	—

Total	3,310,876	$20.67	1,989,199

For further information on the Company’s equity compensation plans see “Note E – Stock Plans” to the Company’s financial statements included in Item 8.

Item 6. Selected Financial Data

	Year Ended December 31

	2003	2002	2001	2000	1999

	(In thousands of dollars, except per share data)
Net sales	$1,040,589	$994,077	$978,877	$1,058,601	$1,086,176
Income before the cumulative effect of a change in accounting principle	54,542	66,882	83,589	78,092	73,940
Cumulative effect of a change in accounting principle, net of tax	—	(37,607)	—	—	—

Net income	$54,542	$29,275	$83,589	$78,092	$73,940

Basic earnings per share
Basic earnings per share before the cumulative effect of a change in accounting principle	$1.32	$1.58	$1.97	$1.83	$1.63
Cumulative effect of a change in accounting principle, net of tax	—	(0.89)	—	—	—

Basic earnings per share	$1.32	$0.69	$1.97	$1.83	$1.63

Diluted earnings per share
Diluted earnings per share before the cumulative effect of a change in accounting principle	$1.31	$1.56	$1.96	$1.83	$1.62
Cumulative effect of a change in accounting principle, net of tax	—	(0.88)	—	—	—

Diluted earnings per share	$1.31	$0.68	$1.96	$1.83	$1.62

Cash dividends declared	$0.64	$0.61	$0.60	$0.57	$0.50

Total assets	$928,866	$901,269	$781,311	$790,279	$775,399

Long-term debt	$169,030	$174,146	$24,181	$38,550	$47,207

2003 included a pre-tax charge of $1,743 ($1,367 after-tax) relating to a Company rationalization program (see Note F).

2002 included a pre-tax charge of $10,468 ($7,045 after-tax) relating to a Company rationalization program (see Note F) and a pre-tax charge for the cumulative effect of an accounting change of $38,307 ($37,607 after-tax) (see Note A).

2001 included a net pre-tax gain of $1,943 ($1,263 after-tax) related to a $3,087 gain ($2,007 after-tax) on the sale of property, partially offset by a charge of $1,144 ($744 after-tax) relating to severance and redundancy costs in Europe.

2000 included a net pre-tax charge of $13,399 ($8,126 after-tax) principally related to a $16,004 ($14,399 after-tax) charge for costs related to the lapsed Charter offer partially offset by a $10,183 gain ($6,273 after-

tax) from insurance proceeds received in settlement of a dispute with one of the Company’s product liability insurance carriers.

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

The Company continues to invest in the research and development of these arc welding equipment and consumable products in order to continue its market leading product offering. Although the industry is considered mature, the Company continues to invest in technologies that improve the quality and productivity of welding products. The Company believes its continued investment in research and development and its highly trained technical sales force provides a competitive advantage in the marketplace.

The Company’s products are sold in both domestic and international markets. In the United States, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of the United States, the Company also has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors, agents, dealers and product users.

The Company’s major end user markets include:

•	general metal forming and fabrication,

•	infrastructure including oil and gas pipelines and platforms, buildings and bridges and power generation,

•	the transportation and defense industries (automotive/trucks, rail, ships and aerospace),

•	equipment manufacturers in construction, farming and mining,

•	retail resellers, and

•	rental market.

The Company has manufacturing facilities located in the United States, Australia, Brazil, Canada, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela.

The Company’s sales and distribution network, coupled with its manufacturing facilities, are managed through five regions: North America, Latin America, Europe, Asia-Pacific and Russia, Africa and Middle East regions.

The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, brass, copper and aluminum alloys which are normally available for purchase in the open market.

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO9001 certified at nearly all Lincoln facilities worldwide. In addition, the Company is ISO14001 certified at the Mentor, Ohio manufacturing facility and is in the process of achieving ISO14001 certification at its Euclid, Ohio manufacturing facility.

Key indicators

Key economic measures relevant to the Company include industrial production trends, steel consumption, purchasing manager indices, and capacity utilization within durable goods manufacturers. Key industries which provide a relative indication of demand drivers to the Company include farm machinery and equipment, construction and transportation, fabricated metals, electrical equipment, ship and boat building, defense, truck manufacturing and railroad equipment. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s welding products.

Key operating measures utilized by the operating units to manage the Company include orders, sales, inventory and fill-rates which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly, and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, earnings before interest, taxes and bonus, operating cash flows and capital expenditures, including applicable ratios such as return on investment and average operating working capital. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods as well as objectives established by the Board of Directors of the Company.

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations:

	Year ended December 31

	2003		2002		2001

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$1,040.5	100.0%	$994.1	100.0%	$978.9	100.0%
Cost of goods sold	759.9	73.0%	694.1	69.8%	671.6	68.6%

Gross profit	280.6	27.0%	300.0	30.2%	307.3	31.4%
Selling, general & administrative expenses	210.7	20.2%	198.0	19.9%	190.2	19.4%
Rationalization charges	1.7	0.2%	10.5	1.1%	—	—

Operating income	68.2	6.6%	91.5	9.2%	117.1	12.0%
Interest income	3.2	0.3%	3.2	0.3%	1.1	0.1%
Equity earnings in affiliates	2.9	0.3%	1.9	0.2%	0.6	—
Other income	3.0	0.2%	0.4	—	2.7	0.3%
Interest expense	(8.1)	(0.8%)	(9.1)	(0.9%)	(5.5)	(0.5%)

Income before income taxes and the cumulative effect of a change in accounting principle	69.2	6.6%	87.9	8.8%	116.0	11.9%
Income taxes	14.7	1.4%	21.0	2.1%	32.4	3.3%

Income before cumulative effect of a change in accounting principle, net of tax	54.5	5.2%	66.9	6.7%	83.6	8.6%
Cumulative effect of a change in accounting principle, net of tax	—	—	(37.6)	(3.8%)	—	—

Net income	$54.5	5.2%	$29.3	2.9%	$83.6	8.6%

2003 COMPARED TO 2002

Net Sales. Net sales for 2003 were $1,040.5 million, a $46.4 million increase from $994.1 million last year. Net sales from U.S. operations were $614.5 million for 2003, compared to $612.4 million for last year. This increase reflects increased demand in the industrial segment of the U.S. market during the second half of 2003 partially offset by lower demand in the first half of the year. Export sales from the U.S. of $62.1 million were down $1.1 million, or 1.7% from last year. U.S. exports have increased into the Russia, Africa & Middle East and Europe regions but were more than offset by lower exports into Latin America and Canada. Non-U.S. net sales increased 11.6% to $426.0 million in 2003, compared with $381.7 million last year. The weakening of the U.S. dollar continues to have a positive impact on non-U.S. net sales compared with last year. This positive impact on consolidated net sales was $43.5 million, or 4.4% for 2003. In local currencies, the Company’s non-U.S. net sales were flat compared with the prior year. Although overall non-U.S. net sales were flat compared to prior year, there was growth in Latin America, and Eastern Europe, which was offset by lower demand in the rest of Europe.

Gross Profit. Gross profit of $280.6 million for 2003 declined 6.5%, or $19.4 million from last year. Gross profit as a percentage of net sales declined to 27.0% from 30.2%, compared with last year. Gross profit margins in the U.S. declined because of lower sales volumes in the first half of the year, product mix, higher material costs and higher pension expense. Pension expense included in cost of sales increased $10.0 million year-over-year. The Company anticipates this portion of pension expense will decrease approximately $4 million in 2004. During 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As demand continues to increase in the U.S. industrial sector, the Company expects these costs to remain at relatively high levels. If these costs continue to increase, the Company’s gross profit margin may be negatively affected. Non-U.S. gross margins were comparable to prior year. Foreign currency exchange rates had a positive effect on gross profit of approximately $9.9 million, or 3.6% during 2003 and were immaterial in 2002.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $12.7 million, or 6.4% to $210.7 million for 2003, compared with $198.0 million for 2002. The increase was attributable to the translation effect of foreign exchange rates of $9.9 million, higher pension expense of $4.7 million and higher professional services offset by lower bonus expense of $6.3 million and cost reduction efforts. The Company anticipates this portion of pension expense will decrease approximately $2 million in 2004. Foreign exchange transaction losses had a negative impact of $3.2 million on SG&A during 2003 and were immaterial in 2002.

Rationalization Charges. During the first quarter of 2003, the Company recorded rationalization charges of $1.7 million ($1.3 million after-tax). The rationalization charges were related to asset impairments and severance charges. Non-cash asset impairment charges of $0.9 million relate to property, plant and equipment at one of the Company’s European subsidiaries where management believes the carrying values are unrecoverable. Severance charges were $0.8 million primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency. As of December 31, 2003, approximately $0.2 million of severance payments remain to be paid.

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

Equity Earnings in Affiliates. Equity earnings in affiliates increased to $2.9 million in 2003 from $1.9 million in 2002. The increase was due to higher earnings from the Company’s investments in Kuang Tai in Asia and AS Kaynak in Turkey.

Other Income. Other income increased to $3.0 million in 2003 from $0.4 million in 2002. The increase was due primarily to higher investment income on long-term investments, gains on asset sales and higher royalty income.

Interest Expense. Interest expense was $8.1 million in 2003, compared to $9.1 million last year, a decrease of 10.9%. The decrease in interest expense was primarily due to amortization of a gain on the termination of interest rate swaps, as described below. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note G). Also in March 2002, the Company entered into floating rate interest rate swaps totaling $80 million to effectively swap fixed interest rates with variable rates. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of approximately $10.6 million has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1.4 million in 2003 and is expected to reduce interest expense by $2.3 million in each of 2004 and 2005. Additionally, in July 2003, the Company entered into floating rate interest rate swaps totaling $50 million to effectively swap fixed interest rates with variable rates. The weighted-average effective rates after considering the effect of the interest rate swaps on the Notes for 2003 and 2002 were 4.27% and 4.82%, respectively compared to the stated weighted average rates of 6.1% for both 2003 and 2002.

Income Taxes. Income taxes for 2003 were $14.7 million on income before income taxes of $69.2 million, an effective rate of 21.2%, as compared with income taxes of $21.0 million on income before income taxes and the cumulative effect of an accounting change of $87.9 million, or an effective rate of 23.9% for the same period in 2002. The effective rates for 2003 and 2002 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits in both periods and lower taxes on non-U.S. earnings in 2003. The Company anticipates the effective rate for 2004 will be between 25% and 27%, depending on the level of earnings and related tax deductions.

Cumulative Effect of a Change in Accounting Principle. Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of.” Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. As a result, the Company recorded an impairment to goodwill of $37.6 million, net of tax (See Note A).

Net Income. Net income for 2003 was $54.5 million compared to $29.3 million last year. Diluted earnings per share for 2003 was $1.31 per share compared to $0.68 per share in 2002. In 2003, the Company recorded after-tax rationalization charges of $1.3 million. In 2002, the Company recorded after-tax rationalization charges of $7.0 million and the after-tax cumulative effect of an accounting change of $37.6 million, or $0.88 per diluted share. Foreign currency exchange rate movements did not have a material effect on net income for 2003 while 2002 was negatively impacted by $3.0 million or 10.3%.

2002 COMPARED TO 2001

Net Sales. Net sales for 2002 were $994.1 million, a $15.2 million or 1.6% increase from $978.9 million in the prior year. Third-party net sales from U.S. operations were $612.4 million, down 4.3% from $639.9 million in 2001. U.S. domestic sales declined 5.5% from 2001. The U.S. sales decrease reflects lower demand due to continued softening in the industrial segment of the U.S. market. Export sales from the U.S. of $63.2 million were up $4.8 million or 8.1% from in 2001. Exports increased into Europe, Asia Pacific and Russia, Africa and the Middle East regions. Non-U.S. third-party sales increased 12.6% to $381.7 million in 2002, compared with $339.0 million in 2001. The weakening of the U.S. dollar had a positive impact on non-U.S. sales compared with the prior year. This positive impact on net sales was $2.8 million or 0.3%. In local currencies, European sales increased 6.4%. Excluding the results of Bester, which was acquired in January 2002, European sales increased 2.5% in local currencies. In the rest of the world, the Company’s sales increased 17.9% in local currencies. Excluding the results of Lincoln Soldaduras de Venezuela, which was acquired in December 2001, rest of the world sales increased 11.9% in local currencies. Non-U.S. and export sales were 44.8% of the Company’s total sales compared with 40.6% in 2001.

Gross Profit. Gross profit of $300.0 million for 2002 declined 2.4% or $7.3 million compared with the prior year. Gross profit as a percentage of net sales declined to 30.2% from 31.4% in the prior year. Gross profit margins in the U.S. declined because of lower sales volumes and the related unfavorable production variances. Non-U.S. gross margins were up slightly year-over-year due to product mix.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $7.8 million or 4.1% to $198.0 million for 2002, compared with $190.2 million for 2001. SG&A expenses as a percentage of net sales increased to 19.9% from 19.4% in 2001. The increase in SG&A expenses is due primarily to the incremental costs incurred by newly acquired businesses of $4.5 million, the foreign currency translation effect of a weakening U.S. dollar of $1.7 million, an increase in accounts receivable allowances of $3.0 million and an increase in R&D expenditures of $1.2 million, which were partially offset by the non-amortization of goodwill of $1.6 million as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (See Note A).

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

Interest Income. Interest income increased to $3.2 million for 2002 from $1.1 million for 2001. The increase is primarily due to higher cash balances attributable to the proceeds received from a new $150 million borrowing (see Note G).

Equity Earnings in Affiliates. Equity earnings in affiliates increased to $1.9 million in 2002 from $0.6 million for 2001. The increase was due to higher earnings from the Company’s investments in Kuang Tai in Asia and AS Kaynak in Turkey.

Other Income. Other income for 2002 decreased to $0.4 million from $2.7 million for 2001. Other income in 2001 included a pre-tax gain on the sale of property of $3.1 million ($2.0 million after-tax) in Europe.

Interest Expense. Interest expense increased to $9.1 million in 2002 from $5.5 million in 2001. In March 2002, the Company issued $150 million of Senior Unsecured Notes (the “Notes”) with a weighted-average interest rate of 6.1% (see Note G). Also in March 2002, the Company entered into floating rate interest rate swap agreements with amounts totaling $80.0 million to effectively swap fixed interest rates for variable rates. The weighted-average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.82% for 2002.

Income Taxes. Income taxes for 2002 were $21.0 million on income before income taxes and the cumulative effect of a change in accounting principle of $87.9 million, an effective rate of 23.9%, as compared with income taxes of $32.4 million on income before income taxes of $116.0 million, or an effective rate of 28.0% for 2001. The decrease was primarily attributable to the utilization of foreign tax credits.

Cumulative Effect of a Change in Accounting Principle. Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of FASB SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of.” Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. As a result, the Company recorded an impairment to goodwill of $37.6 million, net of tax (See Note A).

Net Income. Net income for 2002 was $29.3 million compared to $83.6 million in 2001. Diluted earnings per share for 2002 was $0.68 per share compared to $1.96 per share in 2001. Excluding the rationalization charges and the accounting change, net income for 2002 would have been $73.9 million and diluted earnings per share would have been $1.73. Net income in 2001 included an after-tax gain of $1.2 million, without which net income would have been $82.3 million or $1.93 per diluted share. Foreign currency exchange rate movements negatively affected 2002 net income by $3.0 million or 10.3%, and had no material impact on 2001 net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations, while cyclical, has been highly reliable and consistent relative to the liquidity requirements of the Company. The Company has relatively unrestricted access to capital markets. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas of improvement.

Cash and cash equivalents decreased 3.2%, or $5.6 million, to $170.5 million as of December 31, 2003, from $176.1 million as of December 31, 2002. The Company’s debt levels decreased from $188.5 million at December 31, 2002, to $173.3 million at December 31, 2003. Total percent of debt to total capitalization decreased to 26.6% at December 31, 2003, from 30.5% at December 31, 2002. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $95.7 million in 2003, a decrease of $7.9 million from $103.6 million in 2002. The decrease was primarily related to a decrease in net income before rationalization charges and cumulative effect of a change in accounting principle and voluntary funding of $40.0 million to the Company’s U.S. pension plans, which was an increase of $20.0 million over 2002, partially offset by a decrease in inventories, as days sales in inventory decreased from 126.8 in 2002 to 115.1 in 2003, and an increase in accounts payable.

Capital expenditures during 2003 were $34.8 million, a $6.9 million increase from 2002. The Company anticipates capital expenditures should approximate depreciation in 2004, or approximately $35 to $40 million. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures. In addition, the Company plans to invest approximately $24 million in its new investment in China (see below). If additional acquisitions and major projects providing financial benefits become available, additional expenditures may be made.

The Company continues to expand globally and periodically looks at transactions that would involve significant capital expenditures. The Company’s operational cash flow can fund the global expansion plans, but a significant acquisition would require access to the capital markets, in particular, the public and/or private bond market, as well as the syndicated bank loan market. The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the U.S., and then lends funds to the specific subsidiary that requires funding.

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for approximately $8 million, including assumed debt. The results of Bester’s operations, which were not material during 2003 and 2002, have been included in the consolidated financial statements since that date. During 2002, the Company invested an additional $3.5 million for capital expenditures, which had the effect of increasing the Company’s ownership by 6%.

On October 30, 2003, the Company purchased the Century and Marquette welding and cutting equipment accessories and the Century battery charger businesses of Clore Automotive LLC for approximately $2.9 million. These products and brands, which have leading positions in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business. Annual sales for these businesses are expected to be approximately $14 million.

On January 12, 2004, the Company signed a preliminary agreement to acquire a controlling interest in three different welding businesses located in China for additional investments of approximately $24 million in the aggregate. For two of these businesses, the Company currently has a minority ownership through either its investments in Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”) or Tenwell Development, PTE Ltd. One of the businesses, in which the Company will own an 85% interest, is a newly formed welding equipment company expected to begin production in the second half of 2004. These investments will provide a strong equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region. Annual sales of between $50 - $60 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.02 per share in the first year. The Company anticipates the purchase of the two existing businesses to be completed during the first quarter of 2004.

During March 2002, the Company issued Notes totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the year in short-term, highly liquid investments. At December 31, 2003, the Company had approximately $159 million invested in these short-term, highly liquid funds. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). As of December 31, 2003, the Company is in compliance with all of its debt covenants.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. In May 2003, the Company terminated these swap agreements. The gain on the termination of approximately $10.6 million has been deferred and is being amortized as an offset to interest expense over the term of the related debt. Interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.5%, or approximately $1.7 million during 2003.

On July 24, 2003, the Company entered into floating rate interest rate swap agreements totaling $50 million, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risks will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. These interest rate swaps reduced 2003 interest expense on the Notes by 0.4%. The fair value of these interest rate swaps at December 31, 2003 is $0.4 million.

The Company’s contractual obligations and commercial commitments ( as defined by Section 13(j) of the Securities Exchange Act of 1934) as of December 31, 2003 are as follows (in thousands):

	Payments Due by Period

			2005 to	2007 to	2009 and
	Total	2004	2006	2008	Beyond

Long-term debt	$167,515	$2,503	$2,044	$45,431	$117,537
Capital lease obligations	4,575	557	932	961	2,125
Short-term debt	1,267	1,267	—	—	—
Operating leases	21,491	7,720	9,247	3,721	803

Total contractual cash obligations	$194,848	$12,047	$12,223	$50,113	$120,465

Additionally, the Company has provided a guarantee on a loan for a joint venture. The Company’s estimated maximum exposure under this arrangement at December 31, 2003 was approximately $2 million, expiring in 2005.

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2003, of the Company purchased 808,900 shares of its common stock on the open market at a cost of $16.4 million. In addition, during the fourth quarter of 2003, the Company also purchased 1,108,122 shares of its common stock from the Lincoln Foundation, Inc. in a privately negotiated block transaction. These shares were purchased at a price of $23.08 per share, a 6% discount from the average of the high and low prices of the previous day. Total shares purchased through the share repurchase programs were 9,657,811 shares at a cost of $199.1 million through December 31, 2003.

A total of $26.7 million in dividends was paid during 2003. In January 2004, the Company paid a quarterly cash dividend of 16 cents per share to shareholders of record on December 31, 2003.

Although net product liability expenses were relatively flat in 2003 (approximately $4 million) compared to 2002, gross product liability expenses, before insurance reimbursements, were up significantly, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. See Note N. The long term impact of the welding fume loss contingency in the aggregate on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating cash flows and restrict capital market access.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The adoption of this Statement did not have a material impact on the financial statements of the Company in 2003. The Company estimates the effect of the adoption will increase annually over the next several years to approximately $0.02 per share by 2006. This estimate assumes the number and fair value of options granted is similar for all years. The actual impact per share would be different depending on the types of options granted, the number of options granted or changes in the fair value of options from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in past years.

In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s Common Shares. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of Common Shares covered by the grant and the option price per Common Share at grant. Any increases or decreases in the market price of the Common Share between grant date and exercise date would result in changes to the Company’s compensation expense. TARs will require a charge against income or a reduction of expense periodically representing any increases or decreases in the value of the anticipated benefits. This compensation expense is accrued over the vesting period. For TARs payable in Common Shares, the TAR would be accounted for as a Stock Option and the fair value method of accounting under SFAS No. 123 would be utilized. Subsequent changes in share values do not affect compensation expense. During the fourth quarter of 2003, 396,000 TARs were issued, which did not materially impact earnings.

Restricted Shares and Deferred Shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements.

The Company accounts for its defined benefit plans in accordance with SFAS No. 87 “Employers’ Accounting for Pensions.” SFAS No. 87 requires that a liability (“minimum pension liability”) be recorded when the accumulated benefit obligation exceeds the fair value of plan assets. For the years 2000 through 2002, the Company experienced a material decline in the fair market value of assets in the U.S. company’s non-contributory defined benefit pension plan trust. This decline was due, in large part, to general declines in the market value of investments. In addition, the declining U.S. interest rate environment has significantly increased the present value of pension benefit obligations. At December 31, 2003, the Company recorded an after-tax increase to shareholders’ equity of approximately $18.6 million, reducing the balance of the minimum pension liability to $62.8 million (net of tax) as of December 31, 2003 from $81.4 million (net of tax) at December 31, 2002.

During 2003, the Company’s U.S. pension plans investments experienced an approximate 26% investment gain. In addition, over $40 million of voluntary contributions to U.S. pension trusts were made by the Company. Although interest rates have declined in 2003, the substantial increase in invested assets will reduce 2004 pension expense. The Company estimates pension expense in 2004 will decrease by approximately $6 million. The Company expects to voluntarily contribute $30 million to the U.S. pension plans during 2004.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at December 31, 2003 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at December 31, 2003 was approximately $2 million.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events.” SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires that a component of an entity sold or considered held for sale be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service periods. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies.” These liabilities are adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability is accreted and charged to expense as an operating item. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective January 1, 2003, the Company adopted the fair value provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires certain disclosures be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement were effective for the Company as of the fourth quarter of 2002. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The adoption of this Statement did not have a material impact on the financial statements of the Company in 2003. The Company estimates the impact per share will increase annually over the next several years to approximately $0.02 per share by 2006. This estimate assumes the number and fair value of options granted is similar for all years. The actual impact per share would be different depending on the types of options granted, the number of options granted or changes in the fair value of options from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in past years. (See also discussion of the Company’s stock-based compensation on page 17 of “Liquidity and Capital Resources” and Note E).

Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The adoption of this Statement did not have a material impact on the financial statements of the Company (see Note I).

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Staff Position No. FIN 46-6. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company will be January 1, 2004. The adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable and accurate. No material adjustments to the Company’s accounting policies have been made in 2003 or 2002. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable cost, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided in lieu of reserves. Many of the current cases are in preliminary procedural stages and insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, a range of possible losses cannot be made at this time. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note N to the Consolidated Financial Statements and the Legal Proceedings section of this Annual Report on Form 10-K for further discussion of legal contingencies.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. As of December 31, 2003, the Company has approximately $71 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2003, a valuation allowance of $13.1 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Pensions

The Company accounts for its defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.

A significant element in determining the Company’s pension expense is the expected return on plan assets. The expected return on plan assets is determined based on the expected long-term rate of return on the plan assets and the market-related value of plan assets. Upon adoption of SFAS No. 87, the market-related value of plan assets could be determined by either fair value or a calculated value recognizing changes in fair value in a systematic and rational manner over not more than five years. The method chosen must be applied consistently year to year. The Company used fair values at December 31 for the market-related value of plan assets. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The amortization of the net deferral of past losses will increase future pension expense. The Company used between 8.9% and 9.1% as the expected long-term rate of return on assets during the period 2000 through 2002. From 2000 through 2002, the plan assets had earned a rate of return substantially less than these assumed rates. The Company lowered the expected rate of return on plan assets to approximately 8.6% for 2003. As a result of lower investment returns and interest rates, pension expense increased $14.7 million in 2003 compared to the prior year.

During 2003, investment gains in the Company’s U.S. pension plans were approximately 26%. In addition, the Company made $40 million of voluntary contributions during 2003, an increase of $20 million over 2002. Although interest rates have declined in 2003, the substantial increase in invested assets will reduce 2004 pension expense. The Company estimates pension expense in 2004 will decrease by approximately $6 million. The Company expects to make voluntary contributions of $30 million to the U.S. pension plans during 2004.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2003, the Company determined this rate to be 6.2%.

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $40.6 million at December 31, 2003. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

Accounts Receivable and Allowances

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

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

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions. The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If economic and market conditions deteriorate, the Company’s results of operations could to be adversely affected.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Eastern Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including increased cost of steel and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers, is subject in the U.S. market to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. against the Company, particularly with respect to welding fumes, continue to increase and past experience may not be predictive of the future.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During 2003 and 2002, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement. At December 31, 2003, the Company had approximately $22 million of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at December 31, 2003 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage the Company’s exposure to price risk from commodity and energy purchases. The primary commodities hedged are aluminum, copper and natural gas. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2003, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at December 31, 2003, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At December 31, 2003, the Company held interest rate swaps of $50 million with a fair value of $0.4 million. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities”. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 4.27% for 2003. A hypothetical decrease of 10% in the floating rate would not materially affect the Company’s financial statements.

At December 31, 2003, the fair value of Amounts due to banks approximated carrying value due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at December 31, 2003, and was not materially different from the year-end carrying value.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report following the signature page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

Items 10 - 14

A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to April 29, 2004. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION

Anthony A. Massaro	60	Chairman of the Board since 1997; Director and Chief Executive Officer since 1996; President since 1996; Chief Operating Officer 1996 -2003.

John M. Stropki	53	Director since 1998; Chief Operating Officer since 2003; Executive Vice President since 1995; President North America 1996-2003.

Vincent K. Petrella	43	Vice President, Chief Financial Officer and Treasurer commencing February 4, 2004, Vice President, Corporate Controller 2001-2003.

Frederick G. Stueber	50	Senior Vice President, General Counsel and Secretary since 1996.

James E. Schilling	67	Senior Vice President, Corporate Development since 1999; Director, Business Development since 1998; prior thereto, General Manager, Strategic Management of CBS Corporation (Westinghouse Electric Corp. prior to 1997) from 1993-1998.

Raymond S. Vogt	62	Senior Vice President and Special Assistant to the CEO since 2003; Senior Vice President, Human Resources 2001-2003; Vice President, Human Resources 1996-2001.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.

Henry L. Meyer III retired from the Board of Directors of the Company on December 31, 2003 with an expression of support for the current Board and management.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Auditors

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements - December 31, 2003

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

(a) (3) Exhibits

Exhibit No.	Description

3(a)	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).

3(b)	Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(a)	Credit Agreement dated April 24, 2002 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc. and Lincoln Global, Inc. and the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Agent (filed as Exhibit 10(r) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10(b)	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(c)	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002 (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(d)	Lincoln Electric Holdings, Inc. 1998 Stock Plan (as amended, restated and renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. Proxy Statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(e)	The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(f)	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10(g)	Amended and Restated Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan, dated March 1, 2002, as further amended by Amendments No. 1 and No. 2, filed herewith.

10(h)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan as amended and restated effective January 1, 2004, filed herewith.

10(i)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements, as amended and restated, effective January 1, 2004, filed herewith.

10(j)	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10(k)	Description of Long Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(l)	Summary of Employment Agreements filed herewith.

10(m)	The Lincoln Electric Company Executive Benefit Plan (filed as Exhibit 10(l) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof), as amended by Amendment No. 1 dated January 1, 2002 (filed as Exhibit 10(t) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(n)	Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Massaro, Stropki, Elliott, Stueber and Vogt) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(o)	Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(p)	Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10(q)	Employment Agreement between Anthony A. Massaro and Lincoln Electric Holdings, Inc. dated June 23, 2003 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended June 30, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

21	Subsidiaries of the Registrant.

Exhibit No.	Description

23	Consent of Independent Auditors.

24	Powers of Attorney.

31.1	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	8-K The Company filed a Current Report on Form 8-K dated October 11, 2003 furnishing the third quarter ended September 30, 2003 earnings release.

(c)	The exhibits which are listed under Item 15 (a) (3) are filed in a separate section of the report following the signature page and certifications or incorporated by reference herein.

(d)	The financial statement schedule which is listed under item 15 (a) (2) is filed in a separate section of the report following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

(Registrant)

By:	/s/ VINCENT K. PETRELLA

Vincent K. Petrella, Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
February 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANTHONY A. MASSARO	/s/ VINCENT K. PETRELLA

Anthony A. Massaro, Chairman of the	Vincent K. Petrella,
Board, President and Chief Executive	Vice President, Chief Financial Officer and
Officer (principal executive officer)	Treasurer (principal financial and accounting officer)
February 13, 2004	February 13, 2004

/s/ JOHN M. STROPKI

John M. Stropki, Director of the
Company, Executive Vice President and
Chief Operating Officer
February 13, 2004

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-fact for	Vincent K. Petrella as Attorney-in-fact for
HAROLD ADAMS	HARRY CARLSON

Harold Adams, Director	Harry Carlson, Director
February 13, 2004	February 13, 2004

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-fact for	Vincent K. Petrella as Attorney-in-fact for
RANKO CUCUZ	DAVID H. GUNNING

Ranko Cucuz, Director	David H. Gunning, Director
February 13, 2004	February 13, 2004

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-fact for	Vincent K. Petrella as Attorney-in-fact for
ROBERT J. KNOLL	PAUL E. LEGO

Robert J. Knoll, Director	Paul E. Lego, Director
February 13, 2004	February 13, 2004

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-fact for	Vincent K. Petrella as Attorney-in-fact for
G. RUSSELL LINCOLN	KATHRYN JO LINCOLN

G. Russell Lincoln, Director	Kathryn Jo Lincoln, Director
February 13, 2004	February 13, 2004

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-fact for	Vincent K. Petrella as Attorney-in-fact for
HELLENE S.RUNTAGH	FRANK L. STEINGASS

Hellene S. Runtagh, Director	Frank L. Steingass, Director
February 13, 2004	February 13, 2004

/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-fact for
GEORGE H. WALLS, JR.

George H. Walls, Jr., Director
February 13, 2004

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2) AND ITEM 15(c) AND 15(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT SCHEDULE

CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2003

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 3, 2004

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002

	(In thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$170,510	$176,076
Marketable securities	4,996	4,881
Accounts receivable (less allowance for doubtful accounts of $8,101 in 2003; $6,805 in 2002)	167,592	153,623
Inventories
Raw materials	51,850	49,640
In-process	22,378	22,920
Finished goods	99,481	92,114

	173,709	164,674
Deferred income taxes	13,789	5,355
Other current assets	24,811	19,436

TOTAL CURRENT ASSETS	555,407	524,045
PROPERTY, PLANT AND EQUIPMENT
Land	15,900	13,844
Buildings	161,215	147,631
Machinery and equipment	501,851	457,060

	678,966	618,535
Less: accumulated depreciation and amortization	396,631	346,682

	282,335	271,853
OTHER ASSETS
Prepaid pension costs	2,932	3,345
Equity investments in affiliates	34,251	29,735
Intangibles, net	12,409	12,754
Goodwill	4,531	4,095
Deferred income taxes	7,279	17,858
Other	29,722	37,584

	91,124	105,371

TOTAL ASSETS	$928,866	$901,269

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002

	(In thousands of dollars,
	except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$1,267	$945
Trade accounts payable	77,301	63,894
Accrued employee compensation and benefits	27,639	28,663
Accrued expenses	14,172	12,722
Taxes, including income taxes	35,637	34,699
Accrued pensions, current	30,000	10,000
Dividend payable	6,497	6,746
Other current liabilities	17,511	20,514
Current portion of long-term debt	3,060	13,433

TOTAL CURRENT LIABILITIES	213,084	191,616
Long-term debt, less current portion	169,030	174,146
Accrued pensions	27,767	92,066
Deferred income taxes	21,841	1,070
Other long-term liabilities	18,636	13,218
SHAREHOLDERS’ EQUITY
Preferred Shares, without par value – at stated capital amount:
Authorized – 5,000,000 shares in 2003 and 2002;
Issued and Outstanding – none	—	—
Common Shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares in 2003 and 2002;
Issued – 49,282,306 shares in 2003 and 2002;
Outstanding – 40,604,963 shares at December 31, 2003 and 42,087,115 shares at December 31, 2002	4,928	4,928
Additional paid-in capital	107,717	106,237
Retained earnings	623,898	597,495
Accumulated other comprehensive (loss)	(77,277)	(132,350)
Treasury shares, at cost – 8,677,343 shares as of December 31, 2003 and 7,195,191 shares as of December 31, 2002	(180,758)	(147,157)

TOTAL SHAREHOLDERS’ EQUITY	478,508	429,153

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$928,866	$901,269

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2003	2002	2001

	(In thousands of dollars, except per share data)
Net sales	$1,040,589	$994,077	$978,877
Cost of goods sold	759,924	694,052	671,551

Gross profit	280,665	300,025	307,326
Selling, general & administrative expenses	210,703	198,035	190,161
Rationalization charges	1,743	10,468	—

Operating income	68,219	91,522	117,165
Other income (expense):
Interest income	3,187	3,239	1,122
Equity earnings in affiliates	2,923	1,858	560
Other income	3,022	380	2,731
Interest expense	(8,124)	(9,056)	(5,537)

Total other income (expense)	1,008	(3,579)	(1,124)

Income before income taxes and the cumulative effect of a change in accounting principle	69,227	87,943	116,041
Income taxes	14,685	21,061	32,452

Income before the cumulative effect of a change in accounting principle	54,542	66,882	83,589
Cumulative effect of a change in accounting principle, net of tax	—	(37,607)	—

Net income	$54,542	$29,275	$83,589

Per share amounts:
Basic earnings per share
Basic earnings per share before the cumulative effect of a change in accounting principle	$1.32	$1.58	$1.97
Cumulative effect of a change in accounting principle, net of tax	—	(0.89)	—

Basic earnings per share	$1.32	$0.69	$1.97

Diluted earnings per share
Diluted earnings per share before the cumulative effect of a change in accounting principle	$1.31	$1.56	$1.96
Cumulative effect of a change in accounting principle, net of tax	—	(0.88)	—

Diluted earnings per share	$1.31	$0.68	$1.96

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
		Paid-in	Retained	Comprehensive	Treasury
(in thousands of dollars, except per share data)	Common Shares	Capital	Earnings	Income (Loss)	Shares	Total

Balance January 1, 2001	$4,928	$104,893	$537,271	$(59,988)	$(139,803)	$447,301
Comprehensive income
Net income			83,589			83,589
Minimum pension liability adjustment				(514)		(514)
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax				226		226
Currency translation adjustment				(6,450)		(6,450)

Total comprehensive income						76,851
Cash dividends declared - $0.60 per share			(25,422)			(25,422)
Net shares issued under benefit plans		487	(737)		2,643	2,393
Purchase of shares for treasury					(2,425)	(2,425)

Balance December 31, 2001	4,928	105,380	594,701	(66,726)	(139,585)	498,698
Comprehensive income
Net income			29,275			29,275
Minimum pension liability adjustment, net of tax of $48,206				(79,697)		(79,697)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax				(246)		(246)
Currency translation adjustment				14,319		14,319

Total comprehensive income (loss)						(36,349)
Cash dividends declared - $0.61 per share			(25,769)			(25,769)
Net shares issued under benefit plans		857	(712)		4,018	4,163
Purchase of shares for treasury					(11,590)	(11,590)

Balance December 31, 2002	4,928	106,237	597,495	(132,350)	(147,157)	429,153
Comprehensive income
Net income			54,542			54,542
Minimum pension liability adjustment, net of tax of $12,204				18,622		18,622
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax				496		496
Currency translation adjustment				35,955		35,955

Total comprehensive income						109,615
Cash dividends declared - $0.64 per share			(26,443)			(26,443)
Net shares issued under benefit plans		1,480	(1,696)		8,343	8,127
Purchase of shares for treasury					(41,944)	(41,944)

Balance December 31, 2003	$4,928	$107,717	$623,898	$(77,277)	$(180,758)	$478,508

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001

	(In thousands of dollars)
OPERATING ACTIVITIES
Net income	$54,542	$29,275	$83,589
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	37,607	—
Rationalization charges	1,743	10,468	—
Depreciation and amortization	37,650	37,040	36,205
Deferred income taxes	14,461	4,987	16,527
(Gain) loss on sale of fixed assets	(276)	476	(2,574)
Equity in earnings of affiliates, net of dividends	(2,733)	(1,431)	(244)
Changes in operating assets and liabilities net of effects from acquisitions:
Decrease (increase) in accounts receivable	1,115	8,786	(742)
Decrease in inventories	11,072	6,636	18,653
(Increase) decrease in other current assets	(3,087)	5,452	2,381
Increase (decrease) in accounts payable	7,229	(8,126)	4,647
Increase (decrease) in other current liabilities	15,940	2,002	(25,495)
(Decrease) in accrued pension expense	(43,308)	(21,400)	(12,079)
Gross change in other long-term assets and liabilities	2,546	(2,005)	(775)
Other, net	(1,207)	(6,169)	108

NET CASH PROVIDED BY OPERATING ACTIVITIES	95,687	103,598	120,201
INVESTING ACTIVITIES
Capital expenditures	(34,840)	(27,909)	(36,723)
Acquisitions of businesses and equity investments	(3,693)	(8,010)	(3,961)
Proceeds from sale of fixed assets	2,739	2,052	4,420
Purchase of marketable securities	—	(5,015)	(10)
Other	193	391	316

NET CASH (USED) BY INVESTING ACTIVITIES	(35,601)	(38,491)	(35,958)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	83	3,688	50,542
Payments on short-term borrowings	(83)	(10,926)	(44,299)
Amounts due banks – net	(2,959)	(7,114)	(35,280)
Proceeds from termination of interest rate swaps	10,613	—	—
Proceeds from long-term borrowings	—	150,172	71
Payments on long-term borrowings	(15,086)	(13,661)	(17,410)
Issuance of shares from treasury	6,729	4,994	1,891
Purchase of shares for treasury	(41,994)	(11,590)	(2,427)
Cash dividends paid	(26,688)	(25,390)	(25,418)
Other	—	—	(15)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(69,335)	88,473	(72,345)
Effect of exchange rate changes on cash and cash equivalents	3,683	(997)	276

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,566)	152,583	12,174
Cash and cash equivalents at beginning of year	176,076	23,493	11,319

CASH AND CASH EQUIVALENTS AT END OF YEAR	$170,510	$176,076	$23,493

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2003

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

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

Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2003 and 2002, approximately 46% and 53%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $40,554 at December 31, 2003 and $39,924 at December 31, 2002.

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

Goodwill and Intangibles: Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of.” Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. As a result, the Company recorded a goodwill impairment charge of $37,607, net of tax. The Company performed its annual impairment test in October, 2003 and determined there was no additional impairment of the remaining goodwill.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table reflects net income adjusted to exclude amortization of goodwill and the cumulative effect of a change in accounting principle, net of tax, in the periods presented:

	For the Year Ended December 31
($000’s, except for earnings per share amounts)	2003	2002	2001

Net income, as reported	$54,542	$29,275	$83,589
Add: Goodwill amortization	—	—	1,648

Adjusted net income	54,542	29,275	85,237
Add: Cumulative effect of a change in accounting principle, net of tax	—	37,607	—

Adjusted income before the cumulative effect of a change in accounting principle	$54,542	$66,882	$85,237

The following table reflects Earnings Per Share adjusted to exclude amortization of goodwill and the cumulative effect of a change in accounting principle, net of tax, in the periods presented:

	For the Year Ended December 31
	2003	2002	2001

Basic Earnings Per Share:
Net income, as reported	$1.32	$0.69	$1.97
Add: Goodwill amortization	—	—	0.04

Adjusted net income	1.32	0.69	2.01
Add: Cumulative effect of a change in accounting principle, net of tax	—	0.89	—

Adjusted income before the cumulative effect of a change in accounting principle	$1.32	$1.58	$2.01

Diluted Earnings Per Share:
Net income, as reported	$1.31	$0.68	$1.96
Add: Goodwill amortization	—	—	0.04

Adjusted net income	1.31	0.68	2.00
Add: Cumulative effect of a change in accounting principle, net of tax	—	0.88	—

Adjusted income before the cumulative effect of a change in accounting principle	$1.31	$1.56	$2.00

The changes in the carrying amount of goodwill by segment for the year ended December 31, 2003 are as follows:

Balance as of January 1, 2003	$4,095
Foreign exchange effect on prior balances	436

Balance as of December 31, 2003	$4,531

All goodwill as of December 31, 2003 and 2002 relates to the Europe segment.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gross intangible assets as of December 31, 2003 and 2002 were $24,612 and $21,992, respectively, which included accumulated amortization of $12,204 and $9,238, respectively. Aggregate amortization expense was $1,097, $1,028 and $1,066 for 2003, 2002 and 2001, respectively.

Estimated annual intangible amortization expense in each of the next five years ending December 31 will be approximately $1,000.

Long-lived Assets: During the first quarter of 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company previously evaluated long-lived assets for impairment under SFAS No. 121. SFAS No. 144 retains the requirements of SFAS No. 121 whereby the carrying value of long-lived assets is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred utilizing relevant cash flow and profitability information. Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than carrying amounts. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The changes in the carrying amount of Product Warranty reserves for the years ended December 31, 2003 and 2002 were as follows:

	Balance at	Charged to		Balance
	beginning	costs and		at end
	of period	expenses	Deductions	of period

Year ended December 31, 2003	$6,012	$5,581	$(5,700)	$5,893
Year ended December 31, 2002	$6,254	$3,121	$(3,363)	$6,012

Revenue Recognition: The Company recognizes revenue when product is shipped and title is transferred to the customer.

Distribution Costs: Distribution costs, including warehousing and freight related to product shipments, is included in Cost of goods sold.

Stock-Based Compensation: Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company elected to expense stock options using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The adoption of SFAS No. 148 did not have a material impact on the financial statements of the Company in 2003. The Company estimates the impact per share will increase annually over the next several years to approximately $0.02 per share by 2006.

Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in prior years.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosure of the effect on net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share using the Black-Scholes option pricing model (see Note E). For purposes of this pro forma disclosure, the estimated fair value of the options is amortized ratably over the vesting periods.

	2003	2002	2001

Net income, as reported	$54,542	$29,275	$83,588
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	160	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	3,146	3,061	2,429

Pro forma net income	$51,556	$26,214	$81,159

Earnings per share:
Basic, as reported	$1.32	$0.69	$1.97
Basic, pro forma	$1.25	$0.62	$1.92
Diluted, as reported	$1.31	$0.68	$1.96
Diluted, pro forma	$1.24	$0.61	$1.90
Weighted average number of shares:
Basic	41,386	42,259	42,375
Diluted	41,502	42,799	42,610

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

Foreign currency transaction losses are included in Selling, general & administrative expenses and were $3,220 in 2003, $1,400 in 2002 and $622 in 2001.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development: Research and development costs are expensed as incurred, and totaled $19,175 in 2003, $19,150 in 2002 and $17,946 in 2001.

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

New Accounting Pronouncements: Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events.” SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss is recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows or fair values are less than carrying values. SFAS No. 144 broadens the scope of APB Opinion No. 30 provisions for the presentation of discontinued operations to include a component of an entity. The Statement requires a component of an entity sold or considered held for sale be presented as a discontinued operation. In addition, expected future operating losses from discontinued operations must be reflected in the periods incurred, rather than at the measurement date as previously required by APB Opinion No. 30. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service periods. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies.” These liabilities are adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability is accreted and charged to expense as an operating item. The adoption of this Statement did not have a material impact on the financial statements of the Company.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2003, the Company adopted the fair value provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires certain disclosures be made by a guarantor in its financial statements about its obligations under certain guarantees, including product warranties. The disclosure provisions of this Statement were effective for the Company as of the fourth quarter of 2002. This Statement also requires a guarantor to recognize, at inception, for all guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligations it has undertaken in issuing a guarantee. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants beginning January 1, 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted (see “Stock-Based Compensation” above). The adoption of this Statement did not have a material impact on the financial statements of the Company in 2003. The Company estimates the impact per share will increase annually over the next several years to approximately $0.02 per share by 2006. This estimate assumes the number and fair value of options granted is similar for all years. The actual impact per share would be different depending on the types of options granted, the number of options granted or changes in the fair value of options from the current estimate. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized in past years.

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Staff Position No. FIN 46-6. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company will be January 1, 2004. The adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The adoption of this Statement did not have a material impact on the financial statements of the Company.

Other: Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $26,248 in 2003, $32,218 in 2002 and $31,947 in 2001.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE B – EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	2003	2002	2001

Numerator:
Income before the cumulative effect of a change in accounting principle	$54,542	$66,882	$83,589
Cumulative effect of a change in accounting principle, net of tax	—	(37,607)	—

Net income	$54,542	$29,275	$83,589

Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	41,386	42,259	42,375
Effect of dilutive securities — Employee stock options	116	540	235

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	41,502	42,799	42,610

Basic earnings per share
Income before the cumulative effect of a change in accounting principle	$1.32	$1.58	$1.97
Cumulative effect of a change in accounting principle, net of tax	—	(0.89)	—

Basic earnings per share	$1.32	$0.69	$1.97

Diluted earnings per share
Income before the cumulative effect of a change in accounting principle	$1.31	$1.56	$1.96
Cumulative effect of a change in accounting principle, net of tax	—	(0.88)	—

Diluted earnings per share	$1.31	$0.68	$1.96

NOTE C – SHAREHOLDERS’ EQUITY

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2003, the Company purchased 808,900 shares of its common stock on the open market at an average cost of $20.23 per share. During the fourth quarter of 2003, the Company purchased 1,108,122 shares of its common stock from the Lincoln Foundation, Inc. in a privately negotiated block transaction. These shares were purchased at a price of $23.08 per share, a 6% discount from the average of the high and low prices of the previous day. Total shares purchased under the share repurchase programs were 9,657,811 shares at an average cost of $20.61 per share through December 31, 2003.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized Gain
			(Loss) on
	Minimum		Derivatives
	Pension		Designated and	Total
	Liability	Currency	Qualified as Cash	Accumulated
	Adjustment,	Translation	Flow Hedges,	Other Comprehensive
	net of tax	Adjustment	net of tax	(Loss) Income

Balance January 1, 2001	$(1,221)	$(58,767)	$—	$(59,988)
Other comprehensive (loss) income	(514)	(6,450)	226	(6,738)

Balance December 31, 2001	(1,735)	(65,217)	226	(66,726)
Other comprehensive (loss) income	(79,697)	14,319	(246)	(65,624)

Balance December 31, 2002	(81,432)	(50,898)	(20)	(132,350)
Other comprehensive income	18,622	35,955	496	55,073

Balance December 31, 2003	$(62,810)	$(14,943)	$476	$(77,277)

NOTE E – STOCK PLANS

The 1998 Stock Plan (“Stock Plan”), as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares for 5,000,000 shares of Company stock to key employees over a ten-year period.

The following table summarizes the activity for the three years ended December 31, 2003, under all Plans:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	3,179,471	$19.34	2,736,251	$18.12	2,218,793	$16.76
Options, tandem appreciation rights and deferred shares granted	604,036	$23.33	669,900	$22.97	694,390	$21.65
Options exercised	(435,220)	$14.92	(222,246)	$15.21	(171,082)	$14.91
Options canceled	(37,411)	$21.94	(4,434)	$19.57	(5,850)	$17.56

Balance, end of year	3,310,876	$20.67	3,179,471	$19.34	2,736,251	$18.12

Exercisable at end of year	2,148,182	$19.36	1,875,464	$18.29	1,430,280	$17.75

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE E – STOCK PLANS (Continued)

During 1996, options for 335,180 shares were granted to employees in settlement of a lawsuit over performance awards relating to prior years. Exercise prices are $15.00 and $17.00 per share. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. At December 31, 2003 and 2002, there were 64,138 and 94,756, respectively, of these options outstanding.

Options and TARs granted under both the Stock Plan and its predecessor, the 1988 Incentive Equity Plan are outstanding for a term of ten years from the date of grant. The majority of the options and TARs granted under both plans vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s shares at the date of grant. As described under Note A – “Stock-Based Compensation”, effective January 1, 2003, the Company elected to expense options as required under SFAS No. 123. Options are expensed ratably over the vesting period. Prior to 2003, the Company recorded stock-based compensation in accordance with the intrinsic value method established by APB Opinion No. 25. Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized for stock options issued prior to 2003.

In estimating the fair value of options granted during 2003 and 2002 for the Stock Plan and the Incentive Equity Plan, an expected option life of five years was used based on the Company’s historical experience. In prior years, the Company had used ten years as the expected option life. The Company uses the Black-Scholes option pricing model for estimating fair values of options. The other weighted-average assumptions are as follows:

	2003	2002	2001

Expected volatility	37.23%	43.50%	43.13%
Dividend yield	2.92%	2.76%	2.45%
Risk-free interest rate	3.20%	3.60%	5.11%
Weighted-average fair value of options granted during the year	$6.83	$7.63	$9.52

Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common stock. Upon exercise of the TAR, the underlying option is cancelled. The Company uses variable accounting as prescribed in APB Opinion No. 25 to account for TARs, with expense amortized over a three-year vesting period. During 2003, 396,000 TARs were issued, all of which were outstanding as of December 31, 2003. TARs expense in 2003 was immaterial.

Under the Stock Plan, restricted or deferred shares may be granted at no cost to certain key officers and employees. Upon issuance of restricted or deferred shares, the Company records unearned compensation equal to the fair market value of the Company’s stock on the grant date. Unearned compensation is amortized ratably over the vesting period, which is three years. Restricted shares are entitled to voting, dividend and other ownership rights; however, sale or transfer of ownership is prohibited during the vesting period as there is a substantial risk of forfeiture. Deferred shares do not transfer ownership until the end of the service period (vesting period) and are not entitled to voting or other ownership rights, except that dividends on deferred shares may be deferred and payable at the end of the service period, at the election of the Board. The Company issued 8,411 deferred shares during 2003 at a weighted average cost of $23.78 per share. The Company has no restricted shares outstanding as of December 31, 2003.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE E – STOCK PLANS (Continued)

The Stock Option Plan for Non-Employee Directors (“Directors Stock Option Plan”) provides for the grant of stock options for the purchase of up to an aggregate of 500,000 Common Shares. Options issued under this Plan were 34,000 in 2003, 30,000 in 2002 and 34,000 in 2001.

At December 31, 2003, there were 1,989,199 shares of common stock available for future grant under all plans, and the weighted-average remaining contractual life of outstanding options was 6.7 years. The following table summarizes information about stock options outstanding as of December 31, 2003:

	Outstanding		Exercisable

		Weighted-		Weighted-	Weighted-
	Number of	Average	Number of	Average	Average
Exercise Price Range	Options	Exercise Price	Options	Exercise Price	Remaining Life

$13 - $15	390,806	$13.50	390,806	$13.50	6.7
$15 - $17	119,087	$15.00	147,088	$15.00	2.7
$17 - $19	139,184	$17.41	139,184	$17.41	3.7
$19 - $21	493,007	$19.76	487,007	$19.76	5.5
$21 - $22	812,731	$21.59	543,078	$21.59	8.0
$22 - $24	901,650	$23.20	439,020	$22.78	7.9
$24 - $26	50,000	$25.37	24,000	$25.50	8.9

	2,906,665		2,170,183

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 3,736, 53,035 and 6,271 shares purchased in 2003, 2002 and 2001, respectively.

NOTE F – RATIONALIZATION CHARGES

During the first quarter of 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges include asset impairments and severance. Non-cash asset impairment charges of $900 relate to property, plant and equipment at one of the Company’s European subsidiaries where management believes that the carrying values are unrecoverable. Severance charges were $843 primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency. As of December 31, 2003, approximately $191 of severance payments remains to be paid.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE G – SHORT-TERM AND LONG-TERM DEBT

At December 31, 2003 and 2002, long-term debt consisted of the following:

	2003	2002

Senior Unsecured Notes due 2007, interest at 5.58%	$43,656	$40,000
Senior Unsecured Notes due 2009, interest at 5.89%	33,854	30,000
Senior Unsecured Notes due 2012, interest at 6.36%	81,682	80,000
8.73% Senior Note paid in 2003	—	9,375
Foreign borrowings due through 2007, interest at 1.6% to 10.0% (2.3% to 10.0% in 2002)	1,508	8,409
Capital leases due through 2011, interest at 2.6% to 11.77% (2.6% to 9.25% in 2002)	7,438	5,991
Interest rate swaps	390	9,892
Other borrowings due through 2023, interest at 2.0% to 4.0%	3,562	3,912

	172,090	187,579
Less current portion	3,060	13,433

Total	$169,030	$174,146

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes, have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the year in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of December 31, 2003, the Company is in compliance with all of its debt covenants.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and will be amortized as an offset to interest expense over the terms of the related debt. Net payments or receipts under these agreements were recognized as adjustments to interest expense.

On July 24, 2003, the Company entered into floating rate interest rate swap agreements totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other assets, with a corresponding increase in Long-term debt. The fair value of these swaps at December 31, 2003 is $390.

Both the terminated and the current swaps have increased the values of the Series A Notes from $40,000 to $43,656, the Series B Notes from $30,000 to $34,128 and the Series C Notes from $80,000 to $81,798 as of December 31, 2003. The weighted average effective rates on the Notes for 2003 and 2002 were 4.27% and 4.82%, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE G – SHORT-TERM AND LONG-TERM DEBT (Continued)

During April 2002, the Company replaced its prior committed revolving credit facility with a new three-year revolving Credit Agreement that provides up to $125,000 in borrowings and expires in April 2005. This Credit Agreement may be used for general corporate purposes. The interest rate on borrowings under the Credit Agreement is based on either the LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A facility fee is payable based upon the daily aggregate amount of commitments. The facility fee is based on the Company’s leverage ratio. The Credit Agreement provides for the issuance of Letters of Credit, subject to limits based on amounts outstanding under the Credit Agreement and is subject to the same covenants as the Notes. As of December 31, 2003, there are no borrowings under the credit agreement.

During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003, which were paid in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants were consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100,000 of additional senior unsecured notes (the “Shelf Notes”). There were no Shelf Notes issued or outstanding under the private shelf facility as of December 31, 2003.

In addition to committed facilities discussed above, at December 31, 2003, the Company had short-term credit lines in the United States, with uncommitted borrowing capacity of $20,000. Short-term borrowings of foreign subsidiaries, included in Amounts due banks, were $1,267 and $945 at December 31, 2003 and 2002, at weighted-average interest rates of 7.9% and 9.7%, respectively. At December 31, 2003 and 2002, $6,911 and $11,400 of capital lease indebtedness was secured by property, plant and equipment, respectively, while $1,788 and $2,052 of other indebtedness was secured by property, plant and equipment, respectively.

Maturities of long-term debt, including payments under capital leases, for the five years succeeding December 31, 2003 are $3,060 in 2004, $1,485 in 2005, $1,491 in 2006, $45,169 in 2007, $1,223 in 2008 and $119,662 thereafter. Total interest paid was $10,983 in 2003, $8,343 in 2002 and $5,447 in 2001.

NOTE H – INCOME TAXES

The components of income before income taxes are as follows:

	2003	2002	2001

U.S.	$45,165	$64,049	$96,397
Non-U.S.	24,062	23,894	19,644

Total	$69,227	$87,943	$116,041

Components of income tax expense (benefit) are as follows:

	2003	2002	2001

Current:
Federal	$(3,414)	$10,687	$10,029
Non-U.S.	3,867	4,116	5,266
State and local	(229)	1,271	614

	224	16,074	15,909
Deferred:
Federal	13,342	2,733	12,700
Non-U.S.	357	2,511	1,604
State and local	762	(257)	2,239

	14,461	4,987	16,543

Total	$14,685	$21,061	$32,452

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE H – INCOME TAXES (Continued)

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	2003	2002	2001

Statutory rate of 35% applied to pre-tax income	$24,230	$30,780	$40,614
Effect of state and local income taxes, net of Federal tax benefit	613	569	1,854
Taxes (less than) the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards and losses with no benefit	(4,197)	(1,736)	(5)
Extraterritorial income exclusion/foreign sales corporation	(682)	(1,347)	(5,319)
U.S. tax (benefit) cost of foreign source income	(3,833)	(6,623)	2,136
Other – net	(1,446)	(582)	(6,828)

Total	$14,685	$21,061	$32,452

Effective tax rate	21.2%	23.9%	28.0%

Total income tax payments, net of refunds, were $311 in 2003, $9,818 in 2002 and $25,404 in 2001.

Significant components of deferred tax assets and liabilities at December 31, 2003 and 2002, were as follows:

	2003	2002

Deferred tax assets:
Tax loss and credit carryforwards	$26,558	$16,403
Other accruals	8,493	9,075
Employee benefits	6,843	5,753
Pension obligations	7,108	35,766
Other	22,270	23,391

	71,272	90,438
Valuation allowance	(13,068)	(11,942)

	58,204	78,445
Deferred tax liabilities:
Property, plant and equipment	(46,043)	(39,096)
Pension obligations	(1,104)	(1,141)
Other	(15,516)	(16,065)

	(62,663)	(56,302)

Total	$(4,459)	$22,143

At December 31, 2003, certain subsidiaries had tax loss carryforwards of approximately $53,138 that will expire in various years from 2004 through 2023, except for $27,738 for which there is no expiration date.

The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these investments.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE H – INCOME TAXES (Continued)

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2003 a valuation allowance of $13,068 relating principally to foreign tax loss and credit carryforwards, has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974, local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. The plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. The Company suspended the 35% matching provision from March 2003 until December 2003, reinstating the matching provision effective January 1, 2004. The plan includes a feature in which participants hired after November 1, 1997 will receive an annual Company contribution of 2% of their base pay. The plan allowed employees hired before November 1, 1997, at their election, to receive this contribution in exchange for forfeiting certain benefits under the pension plan. The Company uses a December 31 measurement date for its plans.

The changes in the pension plans’ benefit obligations were as follows:

	2003	2002

Obligation at January 1	$531,699	$475,418
Service cost	15,383	15,018
Interest cost	34,868	33,264
Participant contributions	302	773
Plan amendments	1,472	577
Actuarial loss	25,654	26,915
Benefit payments	(26,302)	(25,447)
Currency translation	8,425	5,181

Obligation at December 31	$591,501	$531,699

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

The changes in the fair values of the pension plans’ assets were as follows:

	2003	2002

Fair value of plan assets at January 1	$384,080	$428,460
Actual return on plan assets	91,952	(45,893)
Employer contributions	43,308	21,400
Participant contributions	302	786
Benefit payments	(26,302)	(25,447)
Currency translation	6,928	4,774

Fair value of plan assets at December 31	$500,268	$384,080

The funded status of the pension plans was as follows:
Funded status (plan assets less than benefit obligations)	$(91,233)	$(147,619)
Unrecognized net loss	136,512	178,682
Unrecognized prior service cost	8,418	7,711
Unrecognized transition assets, net	(21)	(476)

Net amount recognized	$53,676	$38,298

The minimum pension liability included in Other comprehensive income decreased $18,622 (net of tax) in 2003 and increased $79,697 (net of tax) in 2002.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $531,347, $499,237 and $453,162, respectively, as of December 31, 2003 and $482,943, $439,604 and $346,207, respectively, as of December 31, 2002. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $23,833, $22,950 and $14,886, respectively, as of December 31, 2003 and $18,455, $17,186 and $11,874, respectively as of December 31, 2002.

A summary of the components of total pension expense was as follows:

	2003	2002	2001

Service cost - benefits earned during the year	$15,075	$13,393	$11,768
Interest cost on projected benefit obligation	34,989	33,264	31,783
Expected return on plan assets	(25,270)	(37,461)	(40,117)
Amortization of transition asset	(467)	(437)	(426)
Amortization of prior service cost	2,663	1,377	1,339
Amortization of net loss (gain)	727	340	(21)

Net pension cost of defined benefit plans	27,717	10,476	4,326
Defined contribution plans	1,802	4,387	3,629

Total net pension expense	$29,519	$14,863	$7,955

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

The amounts recognized in the consolidated balance sheets were composed of:

	2003	2002

Prepaid pension cost	$2,932	$3,345
Accrued pension liability	(57,767)	(102,881)
Intangible asset	8,435	7,620
Accumulated other comprehensive income	100,076	130,214

Net amount recognized in balance sheets	$53,676	$38,298

Weighted-average assumptions used in accounting for the defined benefit plans as of December 31, 2003 and 2002, were as follows:

	2003	2002

Discount rate	6.2%	6.7%
Rate of increase in compensation	4.0%	4.9%
Expected return on plan assets	8.6%	9.1%

U.S. plan assets consist of fixed income and equity securities. Non-U.S. plan assets are invested in non-U.S. insurance contracts and non-U.S. equity and fixed income securities. For the U.S. Plans, asset allocation at December 31, 2003 and 2002, target allocation for 2004 and expected long-term rate of return by asset category are as follows:

				Weighted-Average
				Expected Long-
	Target	Percentage of Plan Assets		Term Rate of
	Allocation	At December 31,		Return -
Asset Category	2004	2003	2002	2033

Equity securities	60%-70%	67%	70%	9.7%-10.5%
Debt securities	30%-40%	33%	30%	4.0%-8.0%

Total	100%	100%	100%	8.7%

Actual and expected employer contributions for the U.S. plans are as follows:

Employer Contributions

2002	$20,100
2003	$40,400
2004 (expected)	$30,000

The amount to be contributed to the pension plans in 2004 will be determined at the Company’s discretion.

Contributions by participants to certain non-U.S. plans were $302 and $773 for the years ended December 31, 2003 and 2002, respectively.

Expected future benefit payments are as follows: 2004 - $27,400, 2005 - $28,500, 2006 - $29,600, 2007 - $30,700, 2008 - $32,000, 2009 through 2013 - $173,000.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

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

NOTE J – SEGMENT INFORMATION

The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding products. The Company manages its operations by geographic location and has three reportable segments: the United States, Europe and all Other Countries. Each reporting segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market sophistication. Segment performance and resource allocation is measured based on income before interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note A – Significant Accounting Policies. Financial information for the reportable segments follows:

	United		Other
	States	Europe	Countries	Eliminations	Consolidated

2003:
Net sales to unaffiliated customers	$614,523	$226,560	$199,506	$—	$1,040,589
Inter-segment sales	61,531	19,291	33,802	(114,624)	—

Total	$676,054	$245,851	$233,308	$(114,624)	$1,040,589

Income before interest and income taxes	$43,311	$9,718	$21,654	$(519)	$74,164
Interest income					3,187
Interest expense					(8,124)

Income before income taxes					$69,227

Total assets	$554,655	$230,373	$190,606	$(46,768)	$928,866
Capital expenditures	21,588	5,712	7,540	—	34,840
Depreciation and amortization	24,133	7,446	6,159	(88)	37,650
2002:
Net sales to unaffiliated customers	$612,425	$202,373	$179,279	$—	$994,077
Inter-segment sales	54,291	16,457	30,892	(101,640)	—

Total	$666,716	$218,830	$210,171	$(101,640)	$994,077

Income before interest and income taxes	$61,449	$14,271	$17,344	$696	$93,760
Interest income					3,239
Interest expense					(9,056)

Income before income taxes					$87,943

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE J – SEGMENT INFORMATION - (Continued)

	United		Other
	States	Europe	Countries	Eliminations	Consolidated

2002:
Total assets	$598,779	$204,266	$174,542	$(76,318)	$901,269
Capital expenditures	18,600	4,480	4,829	—	27,909
Depreciation and amortization	25,176	6,040	5,824	—	37,040
2001:
Net sales to unaffiliated customers	$639,914	$180,087	$158,876	$—	$978,877
Inter-segment sales	57,015	9,893	29,447	(96,355)	—

Total	$696,929	$189,980	$188,323	$(96,355)	$978,877

Income before interest and income taxes	$91,548	$13,194	$15,860	$(146)	$120,456
Interest income					1,122
Interest expense					(5,537)

Income before income taxes					$116,041

Total assets	$488,992	$180,101	$164,413	$(52,195)	$781,311
Capital expenditures	26,620	5,365	3,914	824	36,723
Depreciation and amortization	25,696	5,763	5,347	(601)	36,205

The United States segment includes rationalization charges of $540 and the European segment includes rationalization charges of $1,203 for 2003 (see Note F). The United States segment for 2002 includes rationalization charges of $8,358, while the European and Other Countries segments include rationalization charges of $1,057 and $1,053, respectively. The European segment for 2001 includes a pre-tax gain of $3,087 relating to the sale of property and a pre-tax charge of $1,144 relating to severance and redundancy charges.

Inter-segment sales between reportable segments are accounted for at prices comparable to normal customer sales and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $62,161 in 2003, $63,248 in 2002 and $58,489 in 2001. No individual customer comprised more than 10% of the Company’s total revenues for the three years ended December 31, 2003.

The geographic split of the Company’s net sales, based on country of origin, and property, plant and equipment was as follows:

	2003	2002	2001

Net sales:
United States	$552,362	$549,178	$581,425
Foreign countries	488,227	444,899	397,452

Total	$1,040,589	$994,077	$978,877

Property, plant and equipment:
United States	$163,086	$166,339	$177,823
Foreign countries	122,000	108,780	97,434
Eliminations	(2,751)	(3,266)	(4,286)

Total	$282,335	$271,853	$270,971

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material for disclosure.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE K – ACQUISITIONS

On October 30, 2003, the Company purchased the Century and Marquette welding and cutting equipment accessories and the Century battery charger businesses of Clore Automotive LLC for approximately $2.9 million. These products and brands, which have leading positions in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business. Annual sales for these businesses are expected to be approximately $14 million.

During January 2002, the Company acquired 85% of Bester S.A., a leading manufacturer of welding equipment located in Poland, for $7.8 million, including assumed debt. During 2002, the Company invested an additional $3.5 million for capital expenditures, which had the effect of increasing the Company’s ownership by 6%.

In December 2001, the Company acquired 100% of Messer Soldaduras de Venezuela S.A., a leading manufacturer of consumable welding products located in Venezuela, for $3.4 million, including assumed debt.

NOTE L– FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash, cash equivalents, short- and long-term debt and forward contracts. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies that require judgment.

The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The total value of forward currency exchange contracts was $22,437 at December 31, 2003 and $26,060 at December 31, 2002, which approximated fair value.

In 2003, The Company entered into floating rate interest rate swap agreements totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates (see Note G). The fair value of these swaps at December 31, 2003 was $390.

The carrying amounts and estimated fair value of the Company’s significant financial instruments at December 31, 2003 and 2002, were as follows:

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Cash and cash equivalents	$170,510	$170,510	$176,076	$176,076
Marketable securities	4,996	4,996	4,881	4,881
Interest rate swaps	390	390	9,893	9,893
Amounts due banks	1,267	1,267	945	945
Long-term debt (including current portion)	172,090	174,678	187,579	193,158
Foreign currency contracts	22,437	22,437	26,060	26,060

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE M – OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $12,011 in 2003, $10,150 in 2002 and $8,887 in 2001.

At December 31, 2003, total future minimum lease payments for noncancelable operating leases are $7,720 in 2004, $5,475 in 2005, $3,772 in 2006, $2,219 in 2007, $1,502 in 2008 and $803 thereafter.

NOTE N – CONTINGENCIES

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at December 31, 2003 was approximately $2,000.

NOTE O – QUARTERLY FINANCIAL DATA (UNAUDITED)

2003	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$249,262	$264,971	$256,920	$269,436
Gross profit	67,490	70,079	69,952	73,143
Income before income taxes	15,515	18,156	17,946	17,610
Net income	12,164	14,234	14,070	14,074
Basic earnings per share	$0.29	$0.34	$0.34	$0.34
Diluted earnings per share	$0.29	$0.34	$0.34	$0.34

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

NOTE O – QUARTERLY FINANCIAL DATA (UNAUDITED) – (Continued)

2002	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$248,343	$259,715	$247,486	$238,533
Gross profit	74,048	81,565	73,217	71,195
Income before income taxes and the cumulative effect of a change in accounting principle	13,321	26,324	24,442	23,856
Net income (loss)	(27,123)	19,713	18,328	18,357
Basic earnings per share before the cumulative effect of a change in accounting principle	$0.25	$0.47	$0.43	$0.44
Cumulative effect of a change in accounting principle, net of tax	(0.89)	—	—	—

Basic earnings (loss) per share	$(0.64)	$0.47	$0.43	$0.44

Diluted earnings per share before the cumulative effect of a change in accounting principle	$0.25	$0.46	$0.43	$0.43
Cumulative effect of a change in accounting principle, net of tax	(0.88)	—	—	—

Diluted earnings (loss) per share	$(0.63)	$0.46	$0.43	$0.43

The quarter ended March 31, 2003, includes a net pre-tax charge of $1,743 ($1,367 after-tax) relating to the Company’s rationalization program (see Note F).

The quarter ended March 31, 2002, includes a net pre-tax charge of $10,468 ($7,045 after-tax) relating to the Company’s rationalization program (see Note F) and a pre-tax charge for the cumulative effect of an accounting change of $38,307 ($37,607 after-tax) (see Note A).

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

NOTE P – SUBSEQUENT EVENT

On January 12, 2004, the Company signed a preliminary agreement to acquire a controlling interest in three different welding businesses located in China for additional investments of approximately $24 million in the aggregate. For two of these businesses, the Company currently has a minority ownership through either its investments in Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”) or Tenwell Development, PTE Ltd. One of the businesses, in which the Company will own an 85% interest, is a newly formed welding equipment company expected to begin production in the second half of 2004. These investments will provide a strong equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region. Annual sales of between $50 - $60 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.02 per share in the first year. The Company anticipates the purchase of the two existing businesses to be completed during the first quarter of 2004.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

(In thousands of dollars)

		Additions

			(1)
			Charged to
	Balance at	Charged to	other		Balance
	beginning	costs and	accounts	(2)	at end
Description	of period	expenses	(describe)	Deductions	of period

Allowance for doubtful accounts:
Year ended December 31, 2003	$6,805	$1,584	$768	$1,056	$8,101
Year ended December 31, 2002	$4,811	$5,260	$977	$4,243	$6,805
Year ended December 31, 2001	$4,708	$2,156	$(803)	$1,250	$4,811

(1)  — Currency translation adjustment.

(2)  — Uncollectable accounts written-off, net of recoveries.