Form 10-Q
period 2004-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2004-05-06
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2004	Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common shares as of March 31, 2004 was 40,839,951.

Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Net sales	$306,511	$249,262
Cost of goods sold	222,583	181,772

Gross profit	83,928	67,490
Selling, general & administrative expenses	60,518	50,508
Rationalization charges	—	1,743

Operating income	23,410	15,239
Other income (expense):
Interest income	625	589
Equity earnings in affiliates	919	539
Other income	400	1,269
Interest expense	(1,723)	(2,121)

Total other income	221	276

Income before income taxes	23,631	15,515
Income taxes	5,388	3,351

Net income	$18,243	$12,164

Per share amounts:
Basic and diluted earnings per share	$0.45	$0.29

Cash dividends declared per share	$0.17	$0.16

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169,178	$170,510
Marketable securities	4,942	4,996
Accounts receivable (less allowance for doubtful accounts of $8,256 in 2004; $8,101 in 2003)	201,428	167,592
Inventories
Raw materials	52,116	51,850
In-process	23,311	22,378
Finished goods	102,509	99,481

	177,936	173,709
Deferred income taxes	10,119	13,789
Other current assets	26,016	24,811

TOTAL CURRENT ASSETS	589,619	555,407
PROPERTY, PLANT AND EQUIPMENT
Land	15,715	15,900
Buildings	160,819	161,215
Machinery and equipment	506,740	501,851

	683,274	678,966
Less: accumulated depreciation and amortization	403,286	396,631

	279,988	282,335
OTHER ASSETS
Prepaid pension costs	2,854	2,932
Equity investments in affiliates	35,333	34,251
Intangibles, net	12,845	12,409
Goodwill	4,415	4,531
Deferred income taxes	6,994	7,279
Other	30,957	29,722

	93,398	91,124

TOTAL ASSETS	$963,005	$928,866

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$489	$1,267
Trade accounts payable	95,806	77,301
Accrued employee compensation and benefits	36,745	27,639
Accrued expenses	15,233	14,172
Taxes, including income taxes	37,547	35,637
Accrued pensions, current	20,000	30,000
Dividend payable	6,943	6,497
Other current liabilities	14,497	17,511
Current portion of long-term debt	2,522	3,060

TOTAL CURRENT LIABILITIES	229,782	213,084
Long-term debt, less current portion	169,013	169,030
Accrued pensions	32,232	27,767
Deferred income taxes	21,858	21,841
Other long-term liabilities	19,230	18,636
SHAREHOLDERS’ EQUITY
Preferred Shares, without par value – at stated capital amount:
Authorized – 5,000,000 shares as of March 31, 2004 and December 31, 2003; Issued and Outstanding – none	—	—
Common Shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares as of March 31, 2004 and December 31, 2003; Issued – 49,282,306 shares as of March 31, 2004 and December 31, 2003; Outstanding – 40,839,951 shares as of March 31, 2004 and 40,604,963 shares as of December 31, 2003	4,928	4,928
Additional paid-in capital	108,907	107,717
Retained earnings	634,089	623,898
Accumulated other comprehensive (loss)	(80,820)	(77,277)
Treasury shares, at cost – 8,442,355 shares as of March 31, 2004 and 8,677,343 shares as of December 31, 2003	(176,214)	(180,758)

TOTAL SHAREHOLDERS’ EQUITY	490,890	478,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$963,005	$928,866

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$18,243	$12,164
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	—	1,743
Depreciation and amortization	9,413	9,340
Deferred income taxes	3,069	261
Loss (gain) on sale of fixed assets	66	(160)
Equity earnings of affiliates, net of dividends	(919)	(539)
Changes in operating assets and liabilities
(Increase) in accounts receivable	(35,370)	(16,504)
(Increase) in inventories	(6,446)	(795)
(Increase) in other current assets	(1,461)	(1,416)
Increase in accounts payable	19,312	7,154
Increase (decrease) in other current liabilities	11,566	(1,345)
(Decrease) in accrued pension expense	(10,000)	(10,000)
Gross change in other long-term assets and liabilities	3,938	9,182
Other, net	512	(201)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,923	8,884
INVESTING ACTIVITIES
Capital expenditures	(8,782)	(7,025)
Proceeds from sale of fixed assets	217	904
Other	54	—

NET CASH (USED) BY INVESTING ACTIVITIES	(8,511)	(6,121)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	8,260
Payments on short-term borrowings	—	(8,260)
Amounts due banks – net	(213)	167
Payments on long-term borrowings	(747)	(1,123)
Issuance of shares from treasury for stock options	4,279	674
Purchase of shares for treasury	(843)	(9,207)
Cash dividends paid	(6,497)	(6,742)

NET CASH (USED) BY FINANCING ACTIVITIES	(4,021)	(16,231)
Effect of exchange rate changes on cash and cash equivalents	(723)	371

(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,332)	(13,097)
Cash and cash equivalents at beginning of period	170,510	176,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169,178	$162,979

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
March 31, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three-months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts have been reclassified in order to conform to current year presentation.

NOTE B – STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All employee stock-option grants beginning January 1, 2003 are expensed over the stock-option vesting period based on the fair value at the date the options are granted. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company”s stock option plans. Accordingly, no compensation cost has been recognized prior to 2003.

In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s common shares. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common share between grant date and exercise date will result in changes to the Company’s compensation expense. TARs require a charge against income or a reduction of expense periodically representing any increases or decreases in the value of the anticipated benefits. This compensation expense is accrued over the vesting period. For TARs payable in common shares, the TAR will be accounted for as a stock option and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2003, 396,000 TARs were issued.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements.

The Company estimates the effect of the adoption of the fair value provision of SFAS No. 123 and the effect of all stock-based awards will be approximately $0.04 per share in 2004. The Company estimates this will increase annually over the next several years to approximately $0.06 - $0.07 per share by 2006. This estimate assumes the number and fair value of stock-based awards granted is similar for all years. The actual impact per share would be different depending on the types of stock-based awards granted, the number of stock-based awards granted, changes in the Company’s stock price or changes in the fair value of stock-based awards from the current estimate.

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

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$18,243	$12,164
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	392	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects.	(949)	(783)

Pro forma net income	$17,686	$11,381

Earnings per share:
Basic and diluted, as reported	$0.45	$0.29
Basic and diluted, pro forma	$0.43	$0.27
Weighted average number of shares:
Basic	40,715	41,912
Diluted	40,880	42,113

NOTE C – GOODWILL AND INTANGIBLE ASSETS

There were no additions or impairments of goodwill during the first quarter of 2004. All goodwill is related to the European reporting segment.

Gross intangible assets as of March 31, 2004 of $25,033 include accumulated amortization of $12,188. Aggregate amortization expense was $190 and $295 for the three months ended March 31, 2004 and 2003, respectively.

NOTE D – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	Three months ended March 31,
	2004	2003
Numerator:
Net income	$18,243	$12,164
Denominator:
Denominator for basic earnings per share – Weighted-average shares outstanding	40,715	41,912
Effect of dilutive securities – Employee stock options	165	201

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	40,880	42,113

Basic earnings per share	$0.45	$0.29

Diluted earnings per share	$0.45	$0.29

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended March 31,
(Dollars in thousands)	2004	2003
Net income	$18,243	$12,164
Other comprehensive income :
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	300	(278)
Change in currency translation adjustment	(3,843)	5,626

Comprehensive income	$14,700	$17,512

NOTE F – INVENTORY VALUATION

For domestic inventories, cost is determined principally by the last-in, first out (LIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $41,823 and $40,554 at March 31, 2004 and December 31, 2003, respectively.

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at March 31, 2004 and 2003 include provisions for year-end bonuses and related payroll taxes of $11,029 and $5,785, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors.

NOTE H – SEGMENT INFORMATION

	United		Other
(Dollars in thousands)	States	Europe	Countries	Eliminations	Consolidated
Three months ended March 31, 2004:
Net sales to unaffiliated customers	$181,102	$68,203	$57,206	$—	$306,511
Inter-segment sales	16,731	6,135	9,421	(32,287)	—

Total	$197,833	$74,338	$66,627	$(32,287)	$306,511

Income before interest and income taxes	$14,283	$3,343	$7,387	$(284)	$24,729
Interest income					625
Interest expense					(1,723)

Income before income taxes					$23,631

Total assets	$578,376	$234,823	$209,483	$(59,677)	$963,005

Three months ended March 31, 2003:
Net sales to unaffiliated customers	$147,368	$57,196	$44,698	$—	$249,262
Inter-segment sales	13,576	4,144	7,814	(25,534)	—

Total	$160,944	$61,340	$52,512	$(25,534)	$249,262

Income before interest and income taxes	$8,813	$3,389	$5,365	$(520)	$17,047
Interest income					589
Interest expense					(2,121)

Income before income taxes					$15,515

Total assets	$577,889	$208,332	$172,005	$(52,526)	$905,700

The United States segment includes rationalization charges of $540 and the European segment includes rationalization charges of $1,203 in the three months ended March 31, 2003 (see Note I).

NOTE I – RATIONALIZATION CHARGES

During the first quarter of 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges included asset impairments and severance. Non-cash asset impairment charges of $900 related to property, plant and equipment at one of the Company’s European subsidiaries where management believed that the carrying values are unrecoverable. Severance charges were $843 primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency.

NOTE J – ACQUISITIONS

On October 30, 2003, the Company purchased the Century and Marquette welding and cutting equipment accessories and the Century battery charger businesses of Clore Automotive LLC for approximately $2,900. These products and brands, which have leading positions in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business. Annual sales for these businesses are expected to be approximately $14,000.

On January 12, 2004, the Company signed a preliminary agreement to acquire a controlling interest in three different welding businesses located in China for additional investments of approximately $24,000 in the aggregate. For two of these businesses, the Company currently has a minority ownership through either its investments in Kuang Tai Metal Industrial Co. Ltd. (“Kuang Tai”) or Tenwell Development, PTE Ltd.

One of the businesses, in which the Company will own an 85% interest, is a newly formed welding equipment company expected to begin production in the second half of 2004. These investments will provide a strong equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region. Annual sales of between $50 — $60 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.02 per share in the first year. The Company anticipates the purchase of the two existing businesses to be completed during the second quarter of 2004.

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at March 31, 2004 was approximately $4,000.

NOTE L – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The changes in the carrying amount of Product Warranty reserves for the three months ended March 31, 2004 are as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of year	expenses	Deductions	of period
$5,893	$340	$(97)	$6,136

NOTE M – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes, as shown in the table below, have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested during the quarter in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of March 31, 2004, the Company is in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of $10,613 has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. Net payments or receipts under these agreements were recognized as adjustments to interest expense. At March 31, 2004, $8,663 remains to be amortized and is included in Long-term debt

On July 24, 2003, the Company entered into floating rate interest rate swap agreements with amounts totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other assets, with a corresponding increase in Long-term debt. The fair value of these swaps at March 31, 2004 is $1,293.

Both the terminated and the current swaps have increased the values of the Series A Notes from $40,000 to $43,366, the Series B Notes from $30,000 to $34,080 and the Series C Notes from $80,000 to $82,511 as of March 31, 2004. The weighted average effective rates on the Notes for the first quarters of 2004 and 2003 were 3.71% and 4.93%, respectively.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, is March 31, 2004. The adoption of this Interpretation did not have a material impact on the financial statements of the Company.

Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The Company has made the required disclosures in these financial statements (see Note O).The adoption of this Statement did not have a material impact on the financial statements of the Company.

NOTE O – RETIREMENT ANNUITY PLANS

A summary of the components of net periodic benefit costs was as follows:

	Three months Ended March 31
	2004	2003
Service cost - benefits earned during the period	$4,337	$3,630
Interest cost on projected benefit obligation	8,984	8,575
Expected return on plan assets	(10,569)	(8,011)
Amortization of prior service cost	711	331
Amortization of net loss	2,127	2,177

Net pension cost of defined benefit plans	$5,590	$6,702

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to voluntarily contribute $30 million to its U.S. pension plans during 2004. As of March 31, 2004, $10 million of contributions have been made. The Company presently anticipates contributing an additional $20 million to fund its U.S. pension plans in 2004.

Part 1 – Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO9001 certified at nearly all Lincoln facilities worldwide. In addition, the Company is ISO14001 certified at all major U.S. facilities.

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

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations:

	Three months ended March 31,
	2004		2003
(dollars in millions)	Amount	% of Sales	Amount	% of Sales
Net sales	$306.5	100.0%	$249.2	100.0%
Cost of goods sold	222.6	72.6%	181.8	73.0%

Gross profit	83.9	27.4%	67.4	27.0%
Selling, general & administrative expenses	60.5	19.7%	50.5	20.3%
Rationalization charges	—	0.0%	1.7	0.7%

Operating income	23.4	7.6%	15.2	6.0%
Interest income	0.6	0.2%	0.6	0.3%
Equity earnings in affiliates	0.9	0.3%	0.5	0.2%
Other income	0.4	0.1%	1.3	0.5%
Interest expense	(1.7)	(0.6%)	(2.1)	(0.8%)

Income before income taxes	23.6	7.7%	15.5	6.2%
Income taxes	5.4	1.7%	3.3	1.3%

Net income	$18.2	6.0%	$12.2	4.9%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales. Net sales for the first quarter of 2004 were $306.5 million, a $57.3 million increase from $249.2 million last year. Net sales from U.S. operations were $181.1 million for the first quarter of 2004, compared to $147.3 million for last year. This increase reflects increased demand of 16.2%, primarily in the industrial segment of the U.S. market, price increases of 1.7% and the impact of foreign currency exchange rates. Export sales from the U.S. of $16.9 million were up $3.2 million, or 23.3% from last year. U.S. exports have increased into all regions, primarily due to higher demand and a weak U.S. dollar. Non-U.S. net sales increased 23.1% to $125.4 million in the first quarter of 2004, compared with $101.9 million last year. The weak U.S. dollar continues to have a positive impact on non-U.S. net sales compared with last year. This positive impact on consolidated net sales was $12.6 million, or 4.3% for the first quarter of 2004. In local currencies, the Company’s non-U.S. net sales were up 10.7% compared with the prior year. Non-U.S. net sales were higher in all regions compared to prior year.

Gross Profit. Gross profit of $83.9 million for the first quarter of 2004 increased 24.5%, or $16.5 million from last year. Gross profit as a percentage of net sales increased to 27.4% from 27.0%, compared with the first quarter of last year. Gross profit margins in the U.S. increased due to higher sales volumes, partially offset by higher material costs. Since 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As demand continues to increase in the U.S. industrial sector, the Company expects these costs to remain at relatively high levels. However, the Company believes a number of factors, including price increases, product mix and overhead absorption, will allow it to maintain or increase gross profit margins, despite increased costs. Non-U.S. gross margins in the first quarter of 2004 were 0.7% lower than the prior year. Foreign currency exchange rates had positive effects on gross profit of approximately $3.1 million, or 3.8% during the first quarter of 2004 and $1.8 million, or 2.7% during the first quarter of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $10.0 million, or 19.8% to $60.5 million for the first quarter of 2004, compared with $50.5 million for 2003. The increase was attributable to the translation effect of foreign exchange rates of $2.9 million, higher employee costs and a higher bonus expense of $5.2 million, partially offset by lower pension expense of $0.5 million and cost reduction efforts. Foreign exchange transaction losses were immaterial in the first quarters of 2004 and 2003.

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

Equity Earnings in Affiliates. Equity earnings in affiliates increased to $0.9 million in the first quarter of 2004 from $0.5 million in the prior year. The increase was due to higher earnings from the Company’s investments in Kuang Tai in Asia and AS Kaynak in Turkey.

Other Income. Other income decreased to $0.4 million in the first quarter of 2004 from $1.3 million in 2003. The first quarter of 2003 included gains on the sale of land of $0.6 million.

Interest Expense. Interest expense was $1.7 million in the first quarter of 2004, compared to $2.1 million in the prior year, a decrease of 19.0%. The decrease in interest expense was primarily due to amortization of a gain on the termination of interest rate swaps, as described below. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted average interest rate of 6.1% (see Note M). Also in March 2002, the Company entered into floating rate interest rate swaps totaling $80 million to effectively swap fixed interest rates with variable rates. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of approximately $10.6 million has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $0.5 million in the first quarter of 2004 and is expected to reduce annual interest expense by $2.3 million in each of 2004 and 2005. Additionally, in July 2003, the Company entered into floating rate interest rate swaps totaling $50 million to effectively swap fixed interest rates with variable rates. The weighted-average effective rates after considering the effect of the interest rate swaps on the Notes for the first quarters of 2004 and 2003 were 3.71% and 4.93%, respectively, compared to the stated weighted-average rates of 6.1% for both 2004 and 2003.

Income Taxes. Income taxes for the first quarter of 2004 were $5.4 million on income before income taxes of $23.6 million, an effective rate of 22.8%, as compared with income taxes of $3.3 million on income before income taxes of $15.5 million, or an effective rate of 21.6% for the same period in 2003. The effective rates for 2004 and 2003 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits in both periods and lower taxes on non-U.S. earnings in 2004 and 2003. The anticipated effective rate for 2004 depends on the level of earnings and related tax deductions achieved during the year.

Net Income. Net income for the first quarter of 2004 was $18.2 million compared to $12.2 million last year. Diluted earnings per share for the first quarter of 2004 was $0.45 compared to $0.29 per share in 2003. In 2003, the Company recorded after-tax rationalization charges of $1.3 million. Foreign currency exchange rate movements did not have a material effect on net income for the first quarters of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations, while cyclical, has been highly reliable and consistent. The Company has relatively unrestricted access to capital markets. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas of improvement.

Cash and cash equivalents decreased 0.8%, or $1.3 million, to $169.2 million as of March 31, 2004, from $170.5 million as of December 31, 2003. The Company’s debt levels decreased from $173.4 million at December 31, 2003, to $172.3 million at March 31, 2004. Total percent of debt to total capitalization decreased to 25.9% at March 31, 2004, from 26.6% at December 31, 2003. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.

Cash provided from operations was $11.9 million in the first quarter of 2004, an increase of $3.0 million from $8.9 million in 2003. The increase was primarily related to the increase in net income before rationalization charges, an increase in accounts payable as a result of increased production and an increase in Other current liabilities reflecting higher bonus and income tax related accruals, partially offset by increases in accounts receivable and inventories as a result of higher sales and increased production levels. Accounts receivable days improved year over year and days sales in inventory decreased from 115 at the end of 2003 to 103 at March 31, 2004 as average working capital to sales improved 1.2% year over year.

Capital expenditures during the first quarter of 2004 were $8.8 million, a $1.8 million increase from 2003. The Company anticipates capital expenditures to approximate depreciation in 2004, or approximately $35 to $40 million. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures. In addition, the Company plans to invest approximately $24 million in its new investments in China (see below). If additional acquisitions and major projects providing financial benefits become available, additional expenditures may be made.

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

On January 12, 2004, the Company signed a preliminary agreement to acquire a controlling interest in three different welding businesses located in China for additional investments of approximately $24 million in the aggregate. For two of these businesses, the Company currently has a minority ownership through either its investments in Kuang Tai Metal Industrial Co. Ltd. (“Kuang Tai”) or Tenwell Development, PTE Ltd.. One of the businesses, in which the Company will own an 85% interest, is a newly formed welding equipment company expected to begin production in the second half of 2004. These investments will provide a strong equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region. Annual sales of between $50 - $60 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.02 per share in the first year. The Company anticipates the purchase of the two existing businesses to be completed during the second quarter of 2004.

During March 2002, the Company issued Notes totaling $150 million through a private placement. Maturities and interest rates on the Notes are $40 million at 5.58% in 2007, $30 million at 5.89% in 2009 and $80 million at 6.36% in 2012. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the quarter in short-term, highly liquid investments. At March 31, 2004, the Company had approximately $148 million invested in these short-term, highly liquid funds. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded Debt-to-EBITDA ratios). As of March 31, 2004, the Company is in compliance with all of its debt covenants.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. In May 2003, the Company terminated these swap agreements. The gain on the termination of approximately $10.6 million has been deferred and is being amortized as an offset to interest expense over the term of the related debt. Interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.4%, or approximately $0.3 million during the first quarter of 2004, in addition to the approximately $0.3 million earned on various short-term foreign investments.

On July 24, 2003, the Company entered into floating rate interest rate swap agreements totaling $50 million, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risks will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. These interest rate swaps reduced 2004 interest expense on the Notes by 2.35%. The fair value of these interest rate swaps at March 31, 2004 is $1.3 million.

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2004, the Company purchased 36,278 shares of its common stock on the open market at a cost of $0.8 million. Total shares purchased through the share repurchase programs were 9,694,089 shares at a cost of $199.9 million through March 31, 2004.

A total of $6.5 million in dividends was paid during the first quarter of 2004. In April 2004, the Company paid a quarterly cash dividend of 17 cents per share to shareholders of record on March 31, 2004.

Gross product liability expenses, before insurance reimbursements, have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. See Note K. The long term impact of the welding fume loss contingency in the aggregate on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating cash flows and restrict capital market access.

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All employee stock-option grants beginning January 1, 2003 are expensed over the stock-option vesting period based on the fair value at the date the options are granted. Historically, the Company has applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost has been recognized prior to 2003.

In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s common shares. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common share between grant date and exercise date will result in changes to the Company’s compensation expense. TARs require a charge against income or a reduction of expense periodically representing any increases or decreases in the value of the anticipated benefits. This compensation expense is accrued over the vesting period. For TARs payable in common shares, the TAR will be accounted for as a stock option and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2003, 396,000 TARs were issued.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements.

The Company estimates the effect of the adoption of the fair value provision of SFAS No. 123 and the effect of all stock-based awards will be approximately $0.04 per share in 2004. The Company estimates this will increase annually over the next several years to approximately $0.06 - $0.07 per share by 2006. This estimate assumes the number and fair value of stock-based awards granted is similar for all years. The actual impact per share will be different depending on the types of stock-based awards granted, the number of stock-based awards granted, changes in the Company’s stock price or changes in the fair value of stock-based awards from the current estimate.

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

During 2003, the Company’s U.S. pension plans investments experienced an approximate 26% investment gain. In addition, over $40 million of voluntary contributions to U.S. pension trusts were made by the Company. Although interest rates declined in 2003, the substantial increase in invested assets is reducing 2004 pension expense. Pension expense for the first quarter of 2004 was approximately $1.1 million lower than the first quarter of 2003. The Company estimates total pension expense in 2004 will decrease by approximately $5 - $6 million. The Company expects to voluntarily contribute $30 million to the U.S. pension plans during 2004, of which $10 million has been contributed during the first quarter of 2004.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at March 31, 2004 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at March 31, 2004 was approximately $4 million.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, is March 31, 2004. The adoption of this Interpretation did not have a material impact on the financial statements of the Company.

Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The Company has made the required disclosures in these financial statements (see Note O).The adoption of this Statement did not have a material impact on the financial statements of the Company.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable and accurate. No material adjustments to the Company’s accounting policies have been made in 2004. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable cost, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in preliminary procedural stages and insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, in many situations a range of possible losses cannot be made at this time. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note K to the Consolidated Financial Statements and the Legal Proceedings section of this Quarterly Report on Form 10-Q for further discussion of legal contingencies.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. At March 31, 2004, the Company has approximately $71 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2004, a valuation allowance of $13.1 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

During 2003, investment gains in the Company’s U.S. pension plans were approximately 26%. In addition, the Company made $40 million of voluntary contributions during 2003, an increase of $20 million over 2002. Although interest rates declined in 2003, the substantial increase in invested assets will reduce 2004 pension expense. Pension expense for the first quarter of 2004 was approximately $1.1 million lower than the first quarter of 2003. The Company estimates pension expense will decrease by approximately $5 - $6 million in 2004. The Company expects to voluntarily contribute $30 million to its U.S. pension plans during 2004, of which $10 million has been contributed during the first quarter of 2004.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2003, the Company determined this rate to be 6.2%.

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $41.8 million at March 31, 2004. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions. The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If economic and market conditions deteriorate, the Company’s results of operations could be adversely affected.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Eastern Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including increased cost of steel and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers, is subject in the U.S. market to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. against the Company, particularly with respect to welding fumes, continue to increase and past experience may not be predictive of the future.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

•	Raw Materials and Energy Costs. In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase of commodities (primarily steel) and energy used in the manufacture of its products. The Company’s market risk strategy has generally been to obtain competitive prices for products and services as dictated by supply and demand. In addition, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The Company’s results of operations may be adversely affected by shortages of supply. The Company’s results of operations may also be negatively affected by increases in prices to the extent these increases can not be passed on to customers.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the quarters ended March 31, 2004 and 2003, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement in Selling, general and administrative expenses. At March 31, 2004, the Company had approximately $41 million of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at March 31, 2004 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The primary commodities hedged are aluminum, copper and natural gas. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at March 31, 2004, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at March 31, 2004, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The weighted average interest rate on the Notes is 6.1% and the average maturity is eight years. At March 31, 2004, the Company held interest rate swaps of $50 million with a fair value of $1.3 million. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities”. The weighted average effective interest rate on the Notes after considering the effect of the interest rate swaps was 3.71% for the first quarter of 2004. A hypothetical decrease of 10% in the floating rate would not materially affect the Company’s financial statements.

At March 31, 2004, the fair value of Amounts due banks approximated the carrying values due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at March 31, 2004, and was not materially different from the year-end carrying value.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting as of the end of the period covered by this Form 10-Q.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At March 31, 2004, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 36,473 plaintiffs, which is a net increase of 258 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 12,853 of those claims were dismissed, 9 were tried to defense verdicts, 2 were tried to plaintiff verdicts (which are being appealed as noted below) and 225 were decided in favor of the Company following summary judgment motions. On July 16, 2003, a New York state court jury in an asbestos trial involving two claimants returned verdicts against the Company. The verdict amounts for each claimant (after setoffs) were $1.84 million and $1.75 million, respectively, a substantial portion of which would be covered by insurance and, in the second instance, reduced by payments by an unaffiliated co-defendant. The Company has appealed judgments based on those verdicts and believes it will prevail on the merits.

At March 31, 2004, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 9,116 plaintiffs, which is a net increase of 612 from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed (including alleged class actions in various states and multi-claimant actions in Mississippi and West Virginia). At March 31, 2004, cases involving approximately 3,768 claimants were filed in or transferred to federal court (Northern District of Ohio) where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings (the “MDL Court”). Earlier in the quarter the MDL Court remanded cases involving 11 claimants to state court in Mississippi. On April 2, 2004, the Company, together with other co-defendants, removed the multi-claimant action pending in state court in West Virginia (with 2,447 claimants) to federal court in West Virginia.

On October 28, 2003, an Illinois state court jury in a manganese trial involving one claimant returned a verdict against the Company and two unaffiliated co-defendants. The verdict amount was $1 million, which will be reduced significantly by payments by the two unaffiliated co-defendants. A substantial portion of the remaining amount is to be covered by insurance. The Company has appealed the judgment based on this verdict and believes it has meritorious grounds for appeal.

Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 1,703 claimants that have been resolved as follows: 1,684 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 1 was tried to a hung jury, which upon retrial resulted in a plaintiff’s verdict (which is being appealed as noted above), and 12 were settled. In addition, plaintiffs have dropped the class claims from all 10 cases transferred to the MDL Court that were originally filed as purported class actions.

Item 2. Changes in Securities – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	31.1	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification by the Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 15, 2004 furnishing the first quarter ended March 31, 2004 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ VINCENT K. PETRELLA

Vincent K. Petrella, Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
May 6, 2004