Form 10-Q
period 2004-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2004-08-02
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2004	Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common shares as of June 30, 2004 was 41,221,020.

Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$331,837	$264,971	$638,349	$514,233
Cost of goods sold	231,498	194,892	454,081	376,664

Gross profit	100,339	70,079	184,268	137,569
Selling, general & administrative expenses	68,957	51,931	129,475	102,439
Rationalization charges	—	—	—	1,743

Operating income	31,382	18,148	54,793	33,387
Other income (expense):
Interest income	616	773	1,241	1,362
Equity earnings in affiliates	1,003	1,013	1,922	1,552
Other income	1,212	248	1,612	1,517
Interest expense	(1,320)	(2,026)	(3,043)	(4,147)

Total other income (expense)	1,511	8	1,732	284

Income before income taxes	32,893	18,156	56,525	33,671
Income taxes	9,167	3,922	14,555	7,273

Net income	$23,726	$14,234	$41,970	$26,398

Per share amounts:
Basic earnings per share	$0.58	$0.34	$1.03	$0.63

Diluted earnings per share	$0.57	$0.34	$1.02	$0.63

Cash dividends declared per share	$0.17	$0.16	$0.34	$0.32

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30,	December 31,
	2004	2003
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,858	$170,510
Marketable securities	4,942	4,996
Accounts receivable (less allowance for doubtful accounts of $8,075 in 2004; $8,101 in 2003)	216,800	167,592
Inventories
Raw materials	63,604	51,850
In-process	26,061	22,378
Finished goods	114,779	99,481

	204,444	173,709
Deferred income taxes	11,307	13,789
Other current assets	33,268	24,811

TOTAL CURRENT ASSETS	650,619	555,407
PROPERTY, PLANT AND EQUIPMENT
Land	15,635	15,900
Buildings	161,615	161,215
Machinery and equipment	520,611	501,851

	697,861	678,966
Less: accumulated depreciation and amortization	408,514	396,631

	289,347	282,335
OTHER ASSETS
Prepaid pension costs	2,760	2,932
Equity investments in affiliates	35,605	34,251
Intangibles, net	13,176	12,409
Goodwill	10,054	4,531
Deferred income taxes	6,994	7,279
Other	29,751	29,722

	98,340	91,124

TOTAL ASSETS	$1,038,306	$928,866

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars)

	June 30,	December 31,
	2004	2003
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$278	$1,267
Trade accounts payable	124,671	77,301
Accrued employee compensation and benefits	53,427	27,639
Accrued expenses	15,004	14,172
Accrued taxes, including income taxes	43,016	35,637
Accrued pensions, current	10,000	30,000
Dividend payable	7,008	6,497
Other current liabilities	25,212	17,511
Current portion of long-term debt	1,384	3,060

TOTAL CURRENT LIABILITIES	280,000	213,084
Long-term debt, less current portion	162,469	169,030
Accrued pensions	35,681	27,767
Deferred income taxes	20,847	21,841
Other long-term liabilities	22,138	18,636
SHAREHOLDERS’ EQUITY
Preferred Shares, without par value – at stated capital amount:
Authorized – 5,000,000 shares as of June 30, 2004 and December 31, 2003; Issued and Outstanding – none	—	—
Common Shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares as of June 30, 2004 and December 31, 2003; Issued – 49,282,306 shares as of June 30, 2004 and December 31, 2003; Outstanding – 41,221,020 shares as of June 30, 2004 and 40,604,963 shares as of December 31, 2003	4,928	4,928
Additional paid-in capital	111,189	107,717
Retained earnings	650,440	623,898
Accumulated other comprehensive (loss)	(80,965)	(77,277)
Treasury shares, at cost – 8,061,286 shares as of June 30, 2004 and 8,677,343 shares as of December 31, 2003	(168,421)	(180,758)

TOTAL SHAREHOLDERS’ EQUITY	517,171	478,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,038,306	$928,866

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$41,970	$26,398
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	—	1,743
Depreciation and amortization	19,110	18,616
Equity earnings of affiliates, net of dividends	(1,922)	(1,552)
Other non-cash items, net	1,590	1,452
Changes in operating assets and liabilities, net of the effects from acquisitions
(Increase) in accounts receivable	(46,394)	(14,210)
(Increase) decrease in inventories	(31,060)	4,631
(Increase) decrease in other current assets	(8,491)	1,440
Increase in accounts payable	36,419	6,731
Increase (decrease) in other current liabilities	46,974	(2,450)
Contributions to pension plans	(20,000)	(20,000)
Increase in accrued pension expense	7,885	11,851
Net change in other long-term assets and liabilities	(2,554)	10,969

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,527	45,619
INVESTING ACTIVITIES
Capital expenditures	(20,264)	(13,834)
Proceeds from sale of fixed assets	358	1,409
Acquisitions of businesses, net of cash acquired	(6,119)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(26,025)	(12,425)
FINANCING ACTIVITIES
Amounts due banks – net	(206)	(1,290)
Payments on long-term borrowings	(3,948)	(1,963)
Proceeds from termination of interest rate swaps	—	10,613
Issuance of shares from treasury for stock options	13,015	1,012
Purchase of shares for treasury	(2,900)	(15,099)
Cash dividends paid	(13,439)	(13,425)

NET CASH (USED) BY FINANCING ACTIVITIES	(7,478)	(20,152)
Effect of exchange rate changes on cash and cash equivalents	(676)	1,151

INCREASE IN CASH AND CASH EQUIVALENTS	9,348	14,193
Cash and cash equivalents at beginning of year	170,510	176,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179,858	$190,269

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
June 30, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and six-months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

Effective April 1, 2004, the Company realigned its reporting segments to better reflect how management assesses and manages operations. The realignment consisted of moving the Company’s Canadian operations from the Other Countries segment and combining it with the businesses previously reported as the United States segment to create the North America reporting segment. Prior period information has been reclassified to reflect this realignment.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.

NOTE B – STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All employee stock-option grants beginning January 1, 2003 are expensed over the stock-option vesting period based on the fair value at the date the options are granted. Historically, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized prior to 2003.

In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date will result in changes to the Company’s compensation expense. This compensation expense is accrued over the vesting period. For TARs payable in common shares, the TAR will be accounted for as a stock option and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During the first six months of 2004, 30,000 TARs have been issued. During 2003, 396,000 TARs were issued.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements.

The Company estimates the effect of the adoption of the fair value provision of SFAS No. 123 and the effect of all stock-based awards will be approximately $0.06 per share in 2004. The Company estimates this will increase annually to approximately $0.07 — $0.08 per share by 2006. This estimate assumes the number and fair value of stock-based awards granted is similar for all years. The actual impact per share would be different depending on the types of stock-based awards granted, the number of stock-based awards granted, changes in the Company’s stock price or changes in the fair value of stock-based awards from the current estimate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$23,726	$14,234	$41,970	$26,398
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	1,075	7	1,467	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects.	(1,629)	(838)	(2,579)	(1,621)

Pro forma net income	$23,172	$13,403	$40,858	$24,784

Earnings per share:
Basic, as reported	$0.58	$0.34	$1.03	$0.63
Basic, pro forma	$0.56	$0.32	$1.00	$0.59
Diluted, as reported	$0.57	$0.34	$1.02	$0.63
Diluted, pro forma	$0.56	$0.32	$0.99	$0.59
Weighted average number of shares outstanding:
Basic	41,127	41,481	40,921	41,696
Diluted	41,475	41,644	41,087	41,900

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $10,054 at June 30, 2004 and consisted of $3,991 related to the European reporting segment and $6,063 related to the Other Countries reporting segment.

During the second quarter of 2004, the Company acquired 60% of the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”). See Note J. The initial purchase price allocation resulted in goodwill of $6,063. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisals associated with the valuation of certain tangible and intangible assets are not yet complete. The Company anticipates the final purchase price allocation will be completed by the end of 2004.

Gross intangible assets at June 30, 2004 of $25,495 include accumulated amortization of $12,319. Aggregate amortization expense was $179 and $306 and $369 and $601 for the three and six months ended June 30, 2004 and 2003, respectively.

NOTE D – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$23,726	$14,234	$41,970	$26,398
Denominator:
Denominator for basic earnings per share – Weighted-average shares outstanding	41,127	41,481	40,921	41,696
Effect of dilutive securities – Employee stock options	348	163	166	204

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	41,475	41,644	41,087	41,900

Basic earnings per share	$0.58	$0.34	$1.03	$0.63

Diluted earnings per share	$0.57	$0.34	$1.02	$0.63

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$23,726	$14,234	$41,970	$26,398
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(124)	(863)	176	(1,141)
Change in currency translation adjustment	(21)	14,107	(3,864)	19,733

Comprehensive income	$23,581	$27,478	$38,282	$44,990

NOTE F – INVENTORY VALUATION

For domestic inventories, cost is determined principally by the last-in, first out (“LIFO”) method. The valuation of inventory under the LIFO method is performed at the end of each year based on year-end inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $44,280 and $40,554 at June 30, 2004 and December 31, 2003, respectively.

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at June 30, 2004, December 31, 2003 and June 30, 2003 include accruals for year-end bonuses and related payroll taxes of $28,051, $6,024 and $12,494, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. The increase in the accrual from December 31, 2003 to June 30, 2004 reflects the fact that a majority of annual bonuses are paid out in December. The increase in the accrual from June 30, 2003 to June 30, 2004 is due to the increase in profitability of the Company.

NOTE H – SEGMENT INFORMATION

Effective April 1, 2004, the Company realigned its reporting segments to better reflect how management assesses and manages operations. The realignment consisted of moving the Company’s Canadian operations from the Other Countries segment and combining it with the businesses previously reported as the United States segment to create the North America reporting segment. Prior period information has been reclassified to reflect this realignment.

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended June 30, 2004:
Net sales to unaffiliated customers	$223,947	$71,324	$36,566	$—	$331,837
Inter-segment sales	10,062	7,880	5,341	(23,283)	—

Total	$234,009	$79,204	$41,907	$(23,283)	$331,837

Income before interest and income taxes	$22,553	$7,345	$4,643	$(944)	$33,597
Interest income					616
Interest expense					(1,320)

Income before income taxes					$32,893

Three months ended June 30, 2003:
Net sales to unaffiliated customers	$178,393	$58,126	$28,452	$—	$264,971
Inter-segment sales	7,075	4,764	4,151	(15,990)	—

Total	$185,468	$62,890	$32,603	$(15,990)	$264,971

Income before interest and income taxes	$12,609	$3,437	$3,530	$(167)	$19,409
Interest income					773
Interest expense					(2,026)

Income before income taxes					$18,156

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Six months ended June 30, 2004:
Net sales to unaffiliated customers	$429,657	$139,528	$69,164	$—	$638,349
Inter-segment sales	17,866	14,015	8,592	(40,473)	—

Total	$447,523	$153,543	$77,756	$(40,473)	$638,349

Income before interest and income taxes	$41,076	$10,688	$7,816	$(1,253)	$58,327
Interest income					1,241
Interest expense					(3,043)

Income before income taxes					$56,525

Total assets	$687,624	$249,445	$155,661	$(54,424)	$1,038,306
Six months ended June 30, 2003:
Net sales to unaffiliated customers	$346,415	$115,322	$52,496	$—	$514,233
Inter-segment sales	12,515	8,908	7,078	(28,501)	—

Total	$358,930	$124,230	$59,574	$(28,501)	$514,233

Income before interest and income taxes	$24,585	$6,504	$5,718	$(351)	$36,456
Interest income					1,362
Interest expense					(4,147)

Income before income taxes					$33,671

Total assets	$653,859	$221,364	$116,564	$(59,663)	$932,124

The North America segment includes rationalization charges of $540 and the European segment includes rationalization charges of $1,203 in the six months ended June 30, 2003 (see Note I).

NOTE I – RATIONALIZATION CHARGES

During the first quarter of 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges included asset impairments and severance. Non-cash asset impairment charges of $900 related to property, plant and equipment at one of the Company’s European subsidiaries where management believed the carrying values were unrecoverable. Severance charges were $843 primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency.

NOTE J – ACQUISITIONS

On June 7, 2004, the Company acquired 60% of the Shanghai Kuang Tai Metal Industry Co., Ltd. for approximately $6 million, net of cash acquired. The results of SKB’s operations since the acquisition date have been included in the Company’s second quarter 2004 consolidated financial statements. SKB is a manufacturer of flux-cored wire and other consumables located in China. The Company expects this acquisition, along with other planned investments in China, to provide a strong equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region.

The initial purchase price allocation resulted in goodwill of $6,063. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisals associated with the valuation of certain tangible and intangible assets are not yet complete. The Company anticipates the final purchase price allocation will be completed by the end of 2004.

The Company also anticipates purchasing an additional 10% of SKB during the third quarter of 2004 for approximately $2 million bringing its total direct ownership to 70%, in addition to the indirect ownership through its investments in Kuang Tai Metal Industrial Co. Ltd. and Tenwell Development, PTE Ltd. Concurrent with this increased ownership, all China equipment manufacturing will also be incorporated into the SKB operations.

In July, 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10 million (see Note Q). Rui Tai is a manufacturer of stick electrodes located in northern China.

Combined annual sales for SKB and Rui Tai of between $50 — $60 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.02 per share in 2004.

On October 30, 2003, the Company purchased the Century and Marquette welding and cutting equipment accessories and the Century battery charger businesses of Clore Automotive LLC for approximately $2.9 million. These products and brands, which have leading positions in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business. Annual sales for these businesses are expected to be approximately $10 million.

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at June 30, 2004 was approximately $4,000.

NOTE L – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in the Other current liabilities line item of the balance sheet. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2004 are as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of year	expenses	Deductions	of period
$5,893	$671	$(227)	$6,337

NOTE M – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes, as shown in the table below, have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the Company’s share repurchase program. A majority of the proceeds were invested during the quarter in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of June 30, 2004, the Company is in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of $10,613 was deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1,056 in the first half of 2004 and is expected to reduce annual interest expense by $2,100 in each of 2004 and 2005. Interest expense related to the $150,000 private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.5%, or approximately $679 during the first half of 2004. At June 30, 2004, $8,136 remains to be amortized and is included in Long-term debt.

In July, 2003, the Company entered into floating rate interest rate swap agreements with amounts totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. In April 2004, the Company entered into floating rate interest rate swap agreements with amounts totaling $60,000, to convert a portion of the outstanding Notes from fixed to floating rates based on LIBOR, plus a spread of between 179.75 and 217.9 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other liabilities, with a corresponding decrease in Long-term debt. The fair value of these swaps at June 30, 2004 is $2,587.

Both the terminated and the current swaps have increased the recorded fair values of the Series A Notes from $40,000 to $43,076, the Series B Notes from $30,000 to $32,766 and decreased the recorded fair value of the Series C Notes from $80,000 to $79,707 as of June 30, 2004. The weighted average effective rates on the Notes for the second quarters and first six months of 2004 and 2003 were 2.7% and 4.4% and 3.2% and 4.7%, respectively.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, was March 31, 2004. The adoption of this Interpretation did not have an impact on the financial statements of the Company.

Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The Company has made the required disclosures in these financial statements (see Note O).The adoption of this Statement did not have an impact on the financial statements of the Company.

NOTE O – RETIREMENT ANNUITY PLANS

A summary of the components of net periodic benefit costs was as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Service cost — benefits earned during the period	$4,377	$3,843	$8,714	$7,473
Interest cost on projected benefit obligation	8,768	8,625	17,752	17,200
Expected return on plan assets	(10,787)	(8,361)	(21,356)	(16,372)
Amortization of prior service cost	735	251	1,446	582
Amortization of net loss	1,939	2,539	4,066	4,716

Net pension cost of defined benefit plans	$5,032	$6,897	$10,622	$13,599

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to voluntarily contribute $30,000 to its U.S. pension plans during 2004. As of June 30, 2004, $20,000 of contributions have been made. The Company presently anticipates contributing an additional $10,000 to fund its U.S. pension plans in 2004.

NOTE P – INCOME TAXES

The effective income tax rates of 25.7% and 21.6% for the six months ended June 30, 2004 and 2003, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The effective rate for the three months ended June 30, 2004 reflects an adjustment to bring the effective rate for the six months ended June 30, 2004 to 25.7% from 22.8% recorded in the first quarter. The anticipated effective rate for 2004 depends on the level of earnings and related tax deductions achieved during the year.

NOTE Q – SUBSEQUENT EVENT

In July, 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. for approximately $10 million. Rui Tai is a manufacturer of stick electrodes located in northern China. The Company expects this acquisition, along with other planned investments in China, to provide a strong equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region. Annual sales for Rui Tai are expected to be approximately $18 — $21 million.

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

The Company’s products are sold in both domestic and international markets. In North America, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of North America, the Company also has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors, agents, dealers and product users.

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

The Company’s sales and distribution network, coupled with its manufacturing facilities, consists of five regions: North America, Latin America, Europe, Asia-Pacific and Russia, Africa and Middle East regions. These five regions are combined and managed as three separate reportable segments: North America, Europe and Other Countries. Effective April 1, 2004, the Company realigned its reporting segments in order to better reflect how management assesses and manages operations. The realignment consisted of moving the Company’s Canadian operations from the Other Countries segment and combining it with the businesses previously reported as the United States segment to create the North America reporting segment.

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

RESULTS OF OPERATIONS

The following table presents the Company’s Consolidated Statements of Income in dollars and as a percentage of net sales:

	Three months ended June 30,
	2004		2003		Change
(dollars in millions)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$331.8	100.0%	$265.0	100.0%	$66.8	25.2%
Cost of goods sold	231.5	69.8%	194.9	73.6%	36.6	18.8%

Gross profit	100.3	30.2%	70.1	26.4%	30.2	43.1%
Selling, general & administrative expenses	68.9	20.7%	52.0	19.6%	16.9	32.5%

Operating income	31.4	9.5%	18.1	6.8%	13.3	73.5%
Interest income	0.6	0.2%	0.8	0.3%	(0.2)	(25.0%)
Equity earnings in affiliates	1.0	0.3%	1.0	0.4%	—	0.0%
Other income	1.2	0.4%	0.2	0.2%	1.0	500.0%
Interest expense	(1.3)	(0.4%)	(2.0)	(0.8%)	0.7	(35.0%)

Income before income taxes	32.9	9.9%	18.1	6.9%	14.8	81.8%
Income taxes	9.2	2.8%	3.9	1.5%	5.3	135.9%

Net income	$23.7	7.1%	$14.2	5.4%	$9.5	66.9%

	Six months ended June 30,
	2004		2003		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$638.3	100.0%	$514.2	100.0%	$124.1	24.1%
Cost of goods sold	454.1	71.1%	376.7	73.2%	77.4	20.6%

Gross profit	184.2	28.9%	137.5	26.8%	46.7	34.0%
Selling, general & administrative expenses	129.4	20.3%	102.5	19.9%	26.9	26.2%
Rationalization charges	—	0.0%	1.7	0.4%	(1.7)	(100.0%)

Operating income	54.8	8.6%	33.3	6.5%	21.5	64.6%
Interest income	1.2	0.2%	1.4	0.2%	(0.2)	(14.3%)
Equity earnings in affiliates	1.9	0.3%	1.6	0.3%	0.3	18.8%
Other income	1.6	0.3%	1.4	0.3%	0.2	14.3%
Interest expense	(3.0)	(0.5%)	(4.1)	(0.8%)	1.1	(26.8%)

Income before income taxes	56.5	8.9%	33.6	6.5%	22.9	68.2%
Income taxes	14.5	2.3%	7.2	1.4%	7.3	101.4%

Net income	$42.0	6.6%	$26.4	5.1%	$15.6	59.1%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales. Net sales for the second quarter of 2004 increased 25.2% to $331.8 million from $265.0 million last year. This increase in sales consists of a 16.6% increase in volume, a 7.3% increase due to price increases and a favorable impact of foreign currency exchange rates of $3.6 million. Net sales for North American operations increased 25.5% to $223.9 million for the second quarter of 2004, compared to $178.4 million for last year. This increase reflects increased demand of 17.9%, primarily to domestic markets. In addition to the effects of volume, North American sales increased by 7.4% due to price increases and also reflect a $0.4 million favorable impact of foreign currency exchange rates. U.S. export sales of $20.3 million were up $3.0 million, or 17.3% from last year. U.S. exports have increased into Latin America, Asia Pacific and the Russia, Africa and Middle East regions, primarily due to higher demand. European sales have increased 22.7% to $71.3 million in 2004 from $58.1 million in 2003. This increase consists of increased demand of 12.7%, a 2.8% increase due to price increases and a $4.1 million favorable impact of foreign currency exchange rates. Other Countries sales increased 28.5% to $36.6 million from $28.5 million. This increase reflects increased demand of 16.0% and 15.7% increase due to price increases, partially offset by a $0.9 million unfavorable impact of foreign currency exchange rates.

Gross Profit. Gross profit increased 43.1% to $100.3 million during the second quarter of 2004 compared to $70.1 million last year. Gross profit as a percentage of net sales increased to 30.2% from 26.4%, compared with the second quarter of last year. Gross profit margins in all segments increased due to higher sales volume and price increases, partially offset by higher material costs and a $0.5 million reduction in the favorable impact from foreign currency exchange rates when compared to last year. Since 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As demand continues to increase in the U.S. industrial sector, the Company expects these costs to remain at relatively high levels. However, the Company believes a number of factors, including price increases, product mix and overhead absorption, will allow it to maintain or increase gross profit margins, despite increased costs.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $16.9 million, or 32.5% for the second quarter of 2004, compared with 2003. The increase was primarily due to higher bonus expense of $10.6 million, stock-based compensation expense of $1.8 million, increases in various professional fees, including Sarbanes-Oxley compliance and a $0.7 million unfavorable impact due to foreign exchange translation. These increases were partially offset by lower pension expense of $0.5 million and lower foreign exchange transaction losses of $1.0 million.

Equity Earnings in Affiliates. Equity earnings in affiliates remained flat in the second quarter of 2004 compared to the prior year. During June, 2004, the Company purchased a majority ownership in the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”) as described below, under “Liquidity and Capital Resources — Acquisitions.” Effective June 2004, SKB’s results are included in the Company’s consolidated results and not Equity Earnings in Affiliates. As a result of the acquisition, the Company estimates that on an annual basis, Equity Earnings in Affiliates will be approximately $0.5 million less.

Other Income. Other income increased by $1.0 million in the second quarter of 2004. The increase is primarily due to higher investment income on long-term investment assets.

Interest Expense. Interest expense was $1.3 million in the second quarter of 2004, compared to $2.0 million in the prior year, a decrease of 35.0%. The decrease in interest expense was primarily due to the effect of interest rate swaps, including the amortization of a gain on the termination of interest rate swaps, as described below under “Liquidity and Capital Resources — Long-term debt.” The amortization of this gain reduced interest expense by $0.5 million in the second quarter of 2004 and is expected to reduce annual interest expense by $2.1 million in each of 2004 and 2005.

Income Taxes. Income taxes for the second quarter of 2004 were $9.2 million on income before income taxes of $32.9 million, an effective rate of 28%, as compared with income taxes of $3.9 million on income before income taxes of $18.1 million, or an effective rate of 21.6% for the same period in 2003. The effective rate for the three months ended June 30, 2004 reflects an adjustment to bring the effective rate for the six months ended June 30, 2004 to 25.7% from 22.8% in the first quarter. The effective rates for 2004 and 2003 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The anticipated effective rate for 2004 depends on the level of earnings and related tax deductions achieved during the year.

Net Income. Net income for the second quarter of 2004 was $23.7 million compared to $14.2 million last year. Diluted earnings per share for the second quarter of 2004 were $0.57 compared to $0.34 per share in 2003. Foreign currency exchange rate movements did not have a material effect on net income for the second quarters of 2004 and 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales. Net sales for the first half of 2004 increased 24.1% to $638.3 million from $514.2 million last year. The increase in net sales reflects a 16.4% increase in volume and a 4.6% increase due to price increases, as well as a favorable impact of foreign currency exchange rates of $16.3 million. Net sales for North American operations increased 24% to $429.6 million for the first half of 2004, compared to $346.4 million for last year. This increase reflects increased demand of 18.9%, a 4.4% increase due to price increases and a $2.5 million favorable impact of foreign currency exchange rates. U.S. export sales of $37.2 million were up $6.2 million, or 20.0% from last year. U.S. exports have increased into Latin America, Asia Pacific and the Russia, Africa and Middle East regions, primarily due to higher demand and the weaker U.S. dollar. European sales have increased 21.0% to $139.5 million in 2004 from $115.3 million in the prior year. This increase reflects increased demand of 9.8%, a 0.6% increase due to price increases and a $12.2 million favorable impact of foreign currency exchange rates. Other Countries sales increased 31.8% to $69.2 million in the first half of 2004 from $52.5 million in the prior year. This increase reflects increased demand of 14.3%, a 14.4% increase due to price increases and a $1.6 million favorable impact of foreign currency exchange rates.

Gross Profit. Gross profit increased 34.0% to $184.2 million during the first half of 2004 compared to $137.5 million last year. Gross profit as a percentage of net sales increased to 28.9% in 2004 from 26.8% last year. Gross profit margins in North America and Europe increased due to higher sales volumes and price increases, partially offset by higher material costs. Other Countries gross margins in the first half of 2004 were relatively flat compared to the prior year as the favorable effects of higher sales volume and price increases were offset by higher material costs. Since 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As demand continues to increase in the U.S. industrial sector, the Company expects these costs to remain at relatively high levels. However, the Company believes a number of factors, including price increases, product mix and overhead absorption, will allow it to maintain or increase gross profit margins, despite increased costs. Foreign currency exchange rates had positive effects on gross profit of approximately $2.3 million, or 1.3% during the first half of 2004 when compared to the first half of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $26.9 million, or 26.2%, for the first six months of 2004, compared with 2003. The increase was primarily due to higher bonus expense of $15.8 million, stock-based compensation expense of $2.4 million, $3.7 million in selling costs as a result of increased volume, increases in various professional fees and a $3.6 million unfavorable impact due to foreign exchange translation. These increases were partially offset by lower pension expense of $0.9 million and lower foreign exchange transaction losses of $1.4 million.

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

Equity Earnings in Affiliates. Equity earnings in affiliates increased $0.3 million in the first half of 2004 compared to the prior year, primarily due to higher earnings of the Company’s investments in AS Kaynak in Turkey and Kuang Tai in Asia. During June, 2004, the Company purchased a majority ownership in the Shanghai Kuang Tai Metal Industry Co., Ltd., as described below, under “Acquisitions. Effective June 2004, SKB’s results are included in the Company’s consolidated results and not Equity Earnings in Affiliates. As a result of the acquisition, the Company estimates that on an annual basis, Equity Earnings in Affiliates will be approximately $0.5 million less.

Other Income. Other income increased $0.2 million in the first half of 2004. The increase is primarily due to higher investment income on long-term investment assets, partially offset by a gain on the sale of land in 2003.

Interest Expense. Interest expense was $3.0 million in the first half of 2004, compared to $4.1 million in the prior year, a decrease of 26.8%. The decrease in interest expense was primarily due to the effect of interest rate swaps, including the amortization of a gain on the termination of interest rate swaps, as described below under “Liquidity and Capital Resources — Long-term debt”. The amortization of this gain reduced interest expense by $1.1 million in the first half of 2004 and is expected to reduce annual interest expense by $2.1 million in each of 2004 and 2005.

Income Taxes. Income taxes for the first half of 2004 were $14.5 million on income before income taxes of $56.5 million, an effective rate of 25.7%, as compared with income taxes of $7.2 million on income before income taxes of $33.6 million, or an effective rate of 21.6% for the same period in 2003. The effective rates for 2004 and 2003 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The anticipated effective rate for 2004 depends on the level of earnings and related tax deductions achieved during the year.

Net Income. Net income for the first half of 2004 was $42.0 million compared to $26.4 million last year. Diluted earnings per share for the first half of 2004 was $1.02 compared to $0.63 per share in 2003. Foreign currency exchange rate movements did not have a material effect on net income for the first halves of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flow from operations, while cyclical, has been reliable and consistent. The Company has relatively unrestricted access to capital markets. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas of improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.

The following table reflects changes in key cash flow measures:

	Six months ended June 30,
(Dollars in millions)	2004	2003	Change
Cash provided by operating activities:	$43.5	$45.6	$(2.1)
Cash used by investing activities:	(26.0)	(12.4)	(13.6)
Capital expenditures	(20.3)	(13.8)	(6.5)
Acquisitions, net of cash received	(6.1)	—	(6.1)
Cash used by financing activities:	(7.5)	(20.2)	12.7
Purchase of shares for treasury	(2.9)	(15.1)	12.2
Issuance of treasury shares for stock options	13.0	1.0	12.0
Cash dividends paid to shareholders	(13.4)	(13.4)	—
Increase in Cash and Cash Equivalents	9.3	14.2	(4.9)

Cash and cash equivalents increased 5.5%, or $9.3 million, to $179.8 million as of June 30, 2004, from $170.5 million as of December 31, 2003. This compares to a $14.2 million increase in cash and cash equivalents during the same period in 2003.

Cash provided from operations decreased by $2.1 million for the first half of 2004 compared to the first half of 2003. The decrease was primarily related to increases in Accounts receivable and Inventories as a result of higher sales and increased production levels. This decrease was partially offset by an increase in net income, an increase in Accounts payable as a result of increased production, an increase in Accrued employee compensation and benefits as a result of higher bonus accruals and an increase in Accrued taxes as a result of increased income taxes. Despite an increase in working capital, average working capital to sales improved 2.5% year over year. This improvement reflects an improvement in accounts receivable days from 62.7 at June 30, 2003 to 61.7 at June 30, 2004, partially offset by an increase in days sales in inventory from 112.1 days at June 30, 2003 to 114.2 days at June 30, 2004.

Cash used by investing activities increased $13.6 million for the first half of 2004, compared to 2003. The increase was primarily due to an increase in capital expenditures and the acquisition of SKB (as described below under “Acquisitions”). Capital expenditures during the first half of 2004 were $20.3 million, a $6.5 million increase from 2003. The Company anticipates capital expenditures to approximate depreciation in 2004, or approximately $35 to $40 million. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities decreased $12.7 million for the first half of 2004, compared to 2003. The decrease was primarily due to a reduction in treasury share purchases during 2004 of $12.2 million and higher proceeds received from stock option exercises during 2004 of $12.0 million, partially offset by non-comparable proceeds from the termination of interest rate swaps during 2003 of $10.6 million.

The Company’s debt levels decreased from $173.4 million at December 31, 2003, to $164.1 million at June 30, 2004. Total percent of debt to total capitalization decreased to 24.1% at June 30, 2004, from 26.6% at December 31, 2003.

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2004, the Company purchased 104,972 shares of its common stock on the open market at a cost of $2.9 million. Total shares purchased through the share repurchase programs were 9,762,783 shares at a cost of $202.0 million through June 30, 2004.

A total of $13.4 million in dividends was paid during the first half of 2004. In July 2004, the Company paid a quarterly cash dividend of 17 cents per share to shareholders of record on June 30, 2004.

Acquisitions

On June 7, 2004, the Company acquired 60% of the Shanghai Kuang Tai Metal Industry Co., Ltd. for approximately $6 million, net of cash acquired. The results of SKB’s operations since the acquisition date have been included in the Company’s second quarter 2004 consolidated financial statements. SKB is a manufacturer of flux-cored wire and other consumables located in China. The Company expects this acquisition, along with other planned investments in China, to provide a strong equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region.

The initial purchase price allocation resulted in goodwill of $6.1 million. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisals associated with the valuation of certain tangible and intangible assets are not yet complete. The Company anticipates the final purchase price allocation will be completed by the end of 2004.

The Company also anticipates purchasing an additional 10% of SKB during the third quarter of 2004 for approximately $2 million bringing its total direct ownership to 70%, in addition to the indirect ownership through its investments in Kuang Tai Metal Industrial Co. Ltd. and Tenwell Development, PTE Ltd. Concurrent with this increased ownership, all China equipment manufacturing will also be incorporated into the SKB operations.

In July, 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10 million (see Note Q). Rui Tai is a manufacturer of stick electrodes located in northern China.

Annual sales for both SKB and Rui Tai of between $50 — $60 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.02 per share in 2004.

On October 30, 2003, the Company purchased the Century and Marquette welding and cutting equipment accessories and the Century battery charger businesses of Clore Automotive LLC for $2.9 million. These products and brands, which have leading positions in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business. Annual sales for these businesses are expected to be approximately $10 million.

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

Long-term debt

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150 million through a private placement. The Notes, as shown in the table below, have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the Company’s share repurchase program. A majority of the proceeds were invested during the quarter in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of June 30, 2004, the Company is in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in millions):

	Amount Due	Matures	Interest Rate
Series A	$40	March 2007	5.58%
Series B	$30	March 2009	5.89%
Series C	$80	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80 million, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of $10.6 million was deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1.1 million in the first half of 2004 and is expected to reduce annual interest expense by $2.1 million in each of 2004 and 2005. Interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.5%, or approximately $0.7 million, during the first half of 2004. At June 30, 2004, $8.1 million remains to be amortized and is included in Long-term debt.

In July, 2003, the Company entered into floating rate interest rate swap agreements with amounts totaling $50 million, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. In April 2004, the Company entered into floating rate interest rate swap agreements with amounts totaling $60 million, to convert a portion of the outstanding Notes from fixed to floating rates based on LIBOR, plus a spread of between 179.75 and 217.9 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other liabilities, with a corresponding decrease in Long-term debt. The fair value of these swaps at June 30, 2004 is $2.5 million.

Both the terminated and the current swaps have increased the recorded fair values of the Series A Notes from $40 million to $43.1 million, the Series B Notes from $30 million to $32.8 million and decreased the recorded fair value of the Series C Notes from $80 million to $79.7 million as of June 30, 2004. The weighted average effective rates on the Notes for the second quarters and first six months of 2004 and 2003 were 2.7% and 4.4% and 3.2% and 4.7%, respectively.

Stock-based compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All employee stock-option grants beginning January 1, 2003 are expensed over the stock-option vesting period based on the fair value at the date the options are granted. Historically, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized prior to 2003.

In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date will result in changes to the Company’s compensation expense. This compensation expense is accrued over the vesting period. For TARs payable in common shares, the TAR will be accounted for as a stock option and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During the first six months of 2004, 30,000 TARs have been issued. During 2003, 396,000 TARs were issued.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements.

The Company estimates the effect of the adoption of the fair value provision of SFAS No. 123 and the effect of all stock-based awards will be approximately $0.06 per share in 2004. The Company estimates this will increase annually to approximately $0.07 — $0.08 per share by 2006. This estimate assumes the number and fair value of stock-based awards granted is similar for all years. The actual impact per share would be different depending on the types of stock-based awards granted, the number of stock-based awards granted, changes in the Company’s stock price or changes in the fair value of stock-based awards from the current estimate.

Product liability expense

Gross product liability expenses, before insurance reimbursements, have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. See Note K. The long term impact of the welding fume loss contingency in the aggregate on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the

Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating results and cash flow and restrict capital market access.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at June 30, 2004 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at June 30, 2004 was approximately $4 million.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, was March 31, 2004. The adoption of this Interpretation did not have an impact on the financial statements of the Company.

Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The Company has made the required disclosures in these financial statements (see Note O). The adoption of this Statement did not have an impact on the financial statements of the Company.

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

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in preliminary procedural stages and insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, in many situations a range of possible losses cannot be made at this time. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note K to the Consolidated Financial Statements and the Legal Proceedings section of this Quarterly Report on Form 10-Q for further discussion of legal contingencies.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. At June 30, 2004, the Company has approximately $71 million of deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2004, a valuation allowance of $13.1 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

During 2003, investment gains in the Company’s U.S. pension plans were approximately 26%. In addition, the Company made $40 million of voluntary contributions during 2003, an increase of $20 million over 2002. Although interest rates declined in 2003, the substantial increase in invested assets will reduce 2004 pension expense. Pension expense relating to the Company’s defined benefit plans for the first six months of 2004 was approximately $3.0 million lower than the first six months of 2003. This decrease was partially offset by an increase of $0.8 million, for the same periods, relating to the Company’s defined contribution plans. The Company estimates pension expense will decrease by approximately $4 — $5 million in 2004. The Company expects to voluntarily contribute $30 million to its U.S. pension plans during 2004, of which $20 million has been contributed during the first six months of 2004.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2003, the Company determined this rate to be 6.2%.

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $44.3 million at June 30, 2004. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions. The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If economic and market conditions deteriorate, the Company’s results of operations could be adversely affected.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Eastern Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the increased cost of steel and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers in the U.S. market, is subject to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. against the Company, particularly with respect to welding fumes, continue to increase and past experience may not be predictive of the future.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in the transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

•	Raw Materials and Energy Costs. In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase of commodities (primarily steel) and energy used in the manufacture of its products. The Company’s market risk strategy has generally been to obtain competitive prices for products and services as dictated by supply and demand. In addition, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The Company’s results of operations may be adversely affected by shortages of supply. The Company’s results of operations may also be negatively affected by increases in prices to the extent these increases can not be passed on to customers.

The above list of factors that could materially affect the Company’s future results is not all inclusive. Any forward-looking statements reflect only the beliefs of the Company or its management at the time the statement is made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary financial market risks include fluctuations in currency exchange rates, commodity prices and interest rates. The Company manages these risks by using derivative financial instruments in accordance with established policies and procedures. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the quarters and six months ended June 30, 2004 and 2003, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. Gains and losses on forward foreign exchange contracts and the offsetting losses and gains on hedged transactions are reflected in the income statement in Selling, general and administrative expenses. At June 30, 2004, the Company had approximately $46.8 million of foreign exchange contracts which primarily hedged recorded balance sheet exposures or intercompany purchases. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at June 30, 2004 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The primary commodities hedged are aluminum, copper and natural gas. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at June 30, 2004, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at June 30, 2004, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities.” A hypothetical decrease of 10% in the floating rate would not materially affect the Company’s financial statements. See discussion in “Liquidity – Long-term debt.”

At June 30, 2004, the fair value of Amounts due banks approximated the carrying values due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at June 30, 2004, and was not materially different from the year-end carrying value.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting as of the end of the period covered by this Form 10-Q.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At June 30, 2004, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 37,552 plaintiffs, which is a net increase of 1,079 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 12,995 of those claims were dismissed, 9 were tried to defense verdicts, 3 were tried to plaintiff verdicts and 252 were decided in favor of the Company following summary judgment motions. On May 12, 2004, a Pennsylvania state court jury in Philadelphia County in an asbestos trial involving a single claimant returned a verdict against the Company and another co-defendant. The verdict amount was a total of $525,000, which would be shared between the two defendants and a substantial portion of which would be covered by insurance. The Company has appealed or will appeal judgments based on verdicts against the Company and believes it will prevail on the merits.

At June 30, 2004, the Company was a co-defendant in cases alleging manganese induced illness involving claims by 9,580 plaintiffs, which is a net increase of 464 from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed (including alleged class actions in various states and multi-claimant actions in Mississippi and West Virginia). At June 30, 2004, cases involving 4,818 claimants were filed in or transferred to federal court (Northern District of Ohio) where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings (the “MDL Court”). On April 2, 2004, the Company, together with other co-defendants, removed the multi-claimant action pending in state court in West Virginia (with 2,447 claimants) to federal court in West Virginia. On June 17, 2004, the Company, together with other co-defendants, filed a motion before the MDL Court to exclude from manganese trials any expert testimony that welding fumes cause or accelerate the onset of Parkinson’s Disease.

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

Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 1,747 claimants that have been resolved as follows: 1,728 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 1 was tried to a hung jury, which upon retrial resulted in a plaintiff’s verdict (which is being appealed as noted above), and 12 were settled. In addition, plaintiffs have dropped the class claims from all 10 cases transferred to the MDL Court that were originally filed as purported class actions.

Item 2. Changes in Securities and Use of Proceeds – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (“Lincoln”) was held on April 29, 2004.

(b)	No response is required.

(c)	The following matters were voted upon by security holders:

(i)	Election of Directors. The shareholders voted in favor of electing the following persons as Directors of Lincoln:

For term ending in 2007	Votes For	Abstentions
Ranko Cucuz	34,313,654	597,916
Kathryn Jo Lincoln	34,084,675	826,895
Anthony A. Massaro	32,965,048	1,946,522
George H. Walls, Jr.	34,335,895	575,675

(ii)	Appointment of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young, LLP as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 2004.

Votes For	34,564,998
Votes Against	233,508
Abstentions	113,064

(d)	Not applicable.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K (items 7 and 12) dated April 15, 2004 that included its first quarter ended March 31, 2004 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ VINCENT K. PETRELLA

Vincent K. Petrella, Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
August 2, 2004