Form 10-Q
period 2004-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2004-10-28
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)

(216) 481-8100
(Registrants’ Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [   ]

The number of shares outstanding of the registrant’s common shares as of September 30, 2004 was 41,397,409.

Part I. Financial Information

     Item 1. Financial Statements (Unaudited)

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$344,333	$256,920	$982,682	$771,153
Cost of goods sold	251,595	186,968	705,676	563,632

Gross profit	92,738	69,952	277,006	207,521
Selling, general & administrative expenses	61,390	51,917	190,865	154,356
Rationalization charges	—	—	—	1,743

Operating income	31,348	18,035	86,141	51,422
Other income (expense):
Interest income	749	609	1,990	1,971
Equity earnings in affiliates	1,130	943	3,052	2,495
Other income	602	455	2,214	1,972
Interest expense	(1,358)	(2,096)	(4,401)	(6,243)

Total other income (expense)	1,123	(89)	2,855	195

Income before income taxes	32,471	17,946	88,996	51,617
Income taxes	9,474	3,876	24,029	11,149

Net income	$22,997	$14,070	$64,967	$40,468

Per share amounts:
Basic earnings per share	$0.56	$0.34	$1.58	$0.97

Diluted earnings per share	$0.55	$0.34	$1.57	$0.97

Cash dividends declared per share	$0.17	$0.16	$0.51	$0.48

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2004	2003
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$166,831	$170,510
Marketable securities	—	4,996
Accounts receivable (less allowance for doubtful accounts of $9,204 in 2004; $8,101 in 2003)	223,054	167,592
Inventories
Raw materials	82,424	51,850
In-process	25,745	22,378
Finished goods	122,413	99,481

	230,582	173,709
Deferred income taxes	15,956	13,789
Other current assets	34,977	24,811

TOTAL CURRENT ASSETS	671,400	555,407
PROPERTY, PLANT AND EQUIPMENT
Land	16,589	15,900
Buildings	174,606	161,215
Machinery and equipment	533,206	501,851

	724,401	678,966
Less: accumulated depreciation and amortization	421,942	396,631

	302,459	282,335
OTHER ASSETS
Prepaid pension costs	2,730	2,932
Equity investments in affiliates	36,911	34,251
Intangibles, net	13,733	12,409
Goodwill	13,462	4,531
Deferred income taxes	6,994	7,279
Other	35,522	29,722

	109,352	91,124

TOTAL ASSETS	$1,083,211	$928,866

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	September 30,	December 31,
	2004	2003
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$3,052	$1,267
Trade accounts payable	120,979	77,301
Accrued employee compensation and benefits	63,504	27,639
Accrued expenses	15,142	14,172
Accrued taxes, including income taxes	54,757	35,637
Accrued pension liabilities, current	—	30,000
Dividend payable	7,038	6,497
Other current liabilities	29,047	17,511
Current portion of long-term debt	883	3,060

TOTAL CURRENT LIABILITIES	294,402	213,084
Long-term debt, less current portion	165,372	169,030
Accrued pension liabilities	38,232	27,767
Deferred income taxes	21,468	21,841
Other long-term liabilities	22,377	18,636
SHAREHOLDERS’ EQUITY
Preferred Shares, without par value – at stated capital amount:
Authorized – 5,000,000 shares as of September 30, 2004 and December 31, 2003; Issued and Outstanding – none	—	—
Common Shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares as of September 30, 2004 and December 31, 2003; Issued – 49,282,306 shares as of September 30, 2004 and December 31, 2003; Outstanding – 41,397,409 shares as of September 30, 2004 and 40,604,963 shares as of December 31, 2003	4,928	4,928
Additional paid-in capital	112,389	107,717
Retained earnings	666,124	623,898
Accumulated other comprehensive (loss)	(77,131)	(77,277)
Treasury shares, at cost – 7,884,897 shares as of September 30, 2004 and 8,677,343 shares as of December 31, 2003	(164,950)	(180,758)

TOTAL SHAREHOLDERS’ EQUITY	541,360	478,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,083,211	$928,866

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$64,967	$40,468
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	—	1,743
Depreciation and amortization	29,418	28,129
Equity earnings of affiliates	(3,052)	(2,495)
Other non-cash items, net	(4,614)	3,556
Changes in operating assets and liabilities, net of the effects from acquisitions:
(Increase) in accounts receivable	(49,142)	(10,803)
(Increase) decrease in inventories	(51,020)	7,380
(Increase) in other current assets	(8,429)	(2,825)
Increase in accounts payable	22,491	5,127
Increase in other current liabilities	73,937	8,758
Contributions to pension plans	(30,000)	(30,000)
Increase in accrued pension expense	10,659	17,599
Net change in other long-term assets and liabilities	(1,506)	3,283

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,709	69,920
INVESTING ACTIVITIES
Capital expenditures	(38,278)	(24,436)
Proceeds from sale of fixed assets	1,608	1,840
Acquisitions of businesses, net of cash acquired	(12,511)	—
Dividends received from equity affiliates	691	190

NET CASH (USED) BY INVESTING ACTIVITIES	(48,490)	(22,406)
FINANCING ACTIVITIES
Proceeds from short-term debt	2,013	357
Payments on short-term debt	(2,109)	(357)
Amounts due banks — net	613	(840)
Payments on long-term borrowings	(4,533)	(2,482)
Proceeds from termination of interest rate swaps	—	10,613
Proceeds from the exercise of stock options	17,680	2,394
Purchase of shares for treasury	(4,368)	(16,367)
Cash dividends paid	(20,447)	(20,058)

NET CASH (USED) BY FINANCING ACTIVITIES	(11,151)	(26,740)
Effect of exchange rate changes on cash and cash equivalents	2,253	1,316

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,679)	22,090
Cash and cash equivalents at beginning of year	170,510	176,076

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,831	$198,166

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
September 30, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and nine-months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

Certain other reclassifications have been made to the prior year financial statements to conform to current year classifications.

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

In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date will result in changes to the Company’s compensation expense. This compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period but prior to the exercise date will require changes in compensation expense. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During the first nine months of 2004, 30,000 TARs have been issued. During 2003, 396,000 TARs were issued.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements.

The Company estimates the effect of the adoption of the fair value provision of SFAS No. 123 and the effect of all stock-based awards will be approximately $0.04 per share in 2004. The Company estimates this will increase annually to approximately $0.05 – $0.06 per share by 2006. This estimate assumes the number and fair value of stock-based awards granted is similar for all years. The actual impact per share would be different depending on the types of stock-based awards granted, the number of stock-based awards granted, changes in the Company’s stock price or changes in the fair value of stock-based awards from the current estimate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$22,997	$14,070	$64,967	$40,468
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects.	16	7	1,483	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects.	(571)	(756)	(3,150)	(2,377)

Pro forma net income	$22,442	$13,321	$63,300	$38,105

Earnings per share:
Basic, as reported	$0.56	$0.34	$1.58	$0.97
Basic, pro forma	$0.54	$0.32	$1.54	$0.92
Diluted, as reported	$0.55	$0.34	$1.57	$0.97
Diluted, pro forma	$0.54	$0.32	$1.53	$0.91
Weighted average number of shares outstanding:
Basic	41,378	41,393	41,073	41,595
Diluted	41,778	41,660	41,349	41,775

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $13,462 at September 30, 2004 and consisted of $4,037 related to the Europe reporting segment and $9,425 related to the Other Countries reporting segment.

During the second quarter of 2004, the Company acquired 60% of the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”) and acquired an additional 10% ownership interest during the third quarter. In the third quarter, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) (see Note J). The initial purchase price allocations for both transactions resulted in goodwill of $9,425. The Company has not yet completed the evaluation and allocation of the purchase price for these transactions as the appraisals associated with the valuations of certain tangible and intangible assets are not complete. The Company anticipates the final purchase price allocation will be completed by the end of 2004.

Gross intangible assets at September 30, 2004 of $26,488 include accumulated amortization of $12,755. Aggregate amortization expense was $179 and $244 and $548 and $845 for the three and nine months ended September 30, 2004 and 2003, respectively.

NOTE D – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income	$22,997	$14,070	$64,967	$40,468
Denominator:
Denominator for basic earnings per share – Weighted-average shares outstanding	41,378	41,393	41,073	41,595
Effect of dilutive securities – Employee stock options	400	267	276	180

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	41,778	41,660	41,349	41,775

Basic earnings per share	$0.56	$0.34	$1.58	$0.97

Diluted earnings per share	$0.55	$0.34	$1.57	$0.97

NOTE E – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$22,997	$14,070	$64,967	$40,468
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(634)	841	(458)	(300)
Change in currency translation adjustment	4,468	549	604	20,282

Comprehensive income	$26,831	$15,460	$65,113	$60,450

NOTE F – INVENTORY VALUATION

For domestic inventories, cost is determined principally by the last-in, first out (“LIFO”) method. The valuation of inventory under the LIFO method is performed at the end of each year based on year-end inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $50,872 and $40,554 at September 30, 2004 and December 31, 2003, respectively.

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at September 30, 2004, December 31, 2003 and September 30, 2003 include accruals for year-end bonuses and related payroll taxes of $38,365, $6,024 and $19,695, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from September 30, 2003 to September 30, 2004 is due to the increase in profitability of the Company.

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

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended September 30, 2004:
Net sales to unaffiliated customers	$223,726	$66,769	$53,838	$—	$344,333
Inter-segment sales	10,658	6,610	4,866	(22,134)	—

Total	$234,384	$73,379	$58,704	$(22,134)	$344,333

Income before interest and income taxes	$18,994	$8,609	$4,444	$1,033	$33,080
Interest income					749
Interest expense					(1,358)

Income before income taxes					$32,471

Three months ended September 30, 2003:
Net sales to unaffiliated customers	$175,831	$52,364	$28,725	$—	$256,920
Inter-segment sales	7,274	5,183	3,699	(16,156)	—

Total	$183,105	$57,547	$32,424	$(16,156)	$256,920

Income before interest and income taxes	$15,700	$1,778	$1,495	$460	$19,433
Interest income					609
Interest expense					(2,096)

Income before income taxes					$17,946

Nine months ended September 30, 2004:
Net sales to unaffiliated customers	$653,383	$206,297	$123,002	$—	$982,682
Inter-segment sales	28,524	20,624	13,642	(62,790)	—

Total	$681,907	$226,921	$136,644	$(62,790)	$982,682

Income before interest and income taxes	$60,205	$19,297	$11,626	$279	$91,407
Interest income					1,990
Interest expense					(4,401)

Income before income taxes					$88,996

Total assets	$691,503	$255,210	$182,042	$(45,544)	$1,083,211
Nine months ended September 30, 2003:
Net sales to unaffiliated customers	$522,246	$167,686	$81,221	$—	$771,153
Inter-segment sales	19,789	14,092	10,778	(44,659)	—

Total	$542,035	$181,778	$91,999	$(44,659)	$771,153

Income before interest and income taxes	$40,255	$8,347	$6,988	$299	$55,889
Interest income					1,971
Interest expense					(6,243)

Income before income taxes					$51,617

Total assets	$657,751	$214,672	$116,274	$(49,157)	$939,540

The North America segment includes rationalization charges of $540 and the European segment includes rationalization charges of $1,203 in the nine months ended September 30, 2003 (see Note I).

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

NOTE J – ACQUISITIONS

In June 2004, the Company invested approximately $8,000 into the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”) to acquire a 60% controlling interest. This direct ownership is in addition to the indirect ownership the Company had in SKB through its investments in Kuang Tai Metal Industrial Co. Ltd. and Tenwell Development, PTE Ltd. In August 2004, the Company invested an additional $2,000 into SKB to increase its direct ownership interest to 70%. Concurrent with this increased ownership, all China equipment manufacturing will be incorporated into the SKB operations. The results of SKB’s operations since the acquisition date have been included in the Company’s second and third quarter 2004 consolidated financial statements. SKB is a manufacturer of flux-cored wire and other consumables located in China.

In July 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10 million, net of cash acquired. The results of Rui Tai’s operations since the acquisition date have been included in the Company’s third quarter 2004 consolidated financial statements. Rui Tai is a manufacturer of stick electrodes located in northern China.

The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region.

The initial purchase price allocation for these investments resulted in goodwill of $9,425. The Company has not yet completed the evaluation and allocation of the purchase prices as the appraisals associated with the valuations of certain tangible and intangible assets are not complete. The Company anticipates the final purchase price allocations for these transactions will be completed by the end of 2004.

Combined annual sales for SKB and Rui Tai of between $40 – $50 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.01 per share in 2004.

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

The Company has provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at September 30, 2004 was approximately $4,000.

NOTE L – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in the Other current liabilities line item of the balance sheet. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2004 are as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of year	expenses	Deductions	of period
$5,893	$5,000	$(4,859)	$6,034

NOTE M – LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes, as shown in the table below, have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the Company’s share repurchase program. A majority of the proceeds were invested during the quarter in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of September 30, 2004, the Company is in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of $10,613 was deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1,589 in the first nine months of 2004 and is expected to reduce annual interest expense by $2,100 in each of 2004 and 2005. Interest expense related to the $150,000 private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.6%, or approximately $1,135 during the first nine months of 2004. At September 30, 2004, $7,602 remains to be amortized and is included in Long-term debt.

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other assets, with a corresponding increase in Long-term debt. The fair value of these swaps at September 30, 2004 is $848.

Both the terminated and the current swaps have increased the recorded fair values of the Series A Notes from $40,000 to $42,784, the Series B Notes from $30,000 to $33,199 and the Series C Notes from $80,000 to $82,467 as of September 30, 2004. The weighted average effective rates on the Notes for the third quarters and first nine months of 2004 and 2003 were 2.7% and 4.0% and 3.0% and 4.5%, respectively.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, was March 31, 2004. The adoption of this Interpretation did not have an impact on the financial statements of the Company.

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

NOTE O – RETIREMENT ANNUITY PLANS

A summary of the components of net periodic benefit costs was as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost — benefits earned during the period	$2,929	$3,469	$11,643	$10,942
Interest cost on projected benefit obligation	8,610	8,683	26,362	25,883
Expected return on plan assets	(10,980)	(8,383)	(32,336)	(24,755)
Amortization of prior service cost	779	923	2,225	1,505
Amortization of net loss	2,432	2,207	6,498	6,923

Net pension cost of defined benefit plans	$3,770	$6,899	$14,392	$20,498

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to voluntarily contribute $30,000 to its U.S. pension plans during 2004. As of September 30, 2004, $30,000 of contributions have been made.

NOTE P – INCOME TAXES

The effective income tax rates of 27.0% and 21.6% for the nine months ended September 30, 2004 and 2003, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The effective rate for the three months ended September 30, 2004 reflects an adjustment to bring the effective rate for the nine months ended September 30, 2004 to 27.0% from 25.7% recorded in the first six months. The anticipated effective rate for 2004 depends on the level of earnings and related tax deductions achieved during the year.

NOTE Q – SUBSEQUENT EVENT

On October 13, 2004, the Company’s Chairman, Anthony A. Massaro, gave notice to the Company of his retirement, effective as of October 30, 2004. Mr. Massaro’s retirement will be treated as a termination of employment in accordance with his employment agreement dated June 23, 2003. With respect to the foregoing termination, the Company expects to incur an incremental charge in the fourth quarter of 2004 of approximately $3.0 million pre-tax (or $1.8 million after tax). This charge primarily reflects accruals required to fully record Mr. Massaro’s pension settlement provisions, as well as anticipated base pay and bonus payments. The foregoing estimate is based on certain assumptions subject to change, including actual versus projected financial performance of the Company.

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

Key indicators

Key economic measures relevant to the Company include industrial production trends, steel consumption, purchasing manager indices, capacity utilization within durable goods manufacturers, and consumer confidence indicators. Key industries which provide a relative indication of demand drivers to the Company include farm machinery and equipment, construction and transportation, fabricated metals, electrical equipment, ship and boat building, defense, truck manufacturing and railroad equipment. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s welding products.

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

RESULTS OF OPERATIONS

The following table presents the Company’s Consolidated Statements of Income in dollars and as a percentage of net sales:

	Three months ended September 30,
	2004		2003		Change
(dollars in millions)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$344.3	100.0%	$256.9	100.0%	$87.4	34.0%
Cost of goods sold	251.6	73.1%	186.9	72.8%	64.7	34.6%

Gross profit	92.7	26.9%	70.0	27.2%	22.7	32.4%
Selling, general & administrative expenses	61.4	17.8%	51.9	20.2%	9.5	18.3%

Operating income	31.3	9.1%	18.1	7.0%	13.2	72.9%
Interest income	0.8	0.2%	0.6	0.2%	0.2	33.3%
Equity earnings in affiliates	1.2	0.3%	0.9	0.4%	0.3	33.3%
Other income	0.6	0.2%	0.5	0.2%	0.1	20.0%
Interest expense	(1.4)	(0.4%)	(2.1)	(0.8%)	0.7	(33.3%)

Income before income taxes	32.5	9.4%	18.0	7.0%	14.5	80.6%
Income taxes	9.5	2.7%	3.9	1.5%	5.6	143.6%

Net income	$23.0	6.7%	$14.1	5.5%	$8.9	63.1%

	Nine months ended September 30,
	2004		2003		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$982.7	100.0%	$771.1	100.0%	$211.6	27.4%
Cost of goods sold	705.7	71.8%	563.6	73.1%	142.1	25.2%

Gross profit	277.0	28.2%	207.5	26.9%	69.5	33.5%
Selling, general & administrative expenses	190.9	19.4%	154.4	20.0%	36.5	23.6%
Rationalization charges	—	0.0%	1.7	0.2%	(1.7)	(100.0%)

Operating income	86.1	8.8%	51.4	6.7%	34.7	67.5%
Interest income	2.0	0.2%	2.0	0.3%	—	0.0%
Equity earnings in affiliates	3.1	0.3%	2.5	0.3%	0.6	24.0%
Other income	2.2	0.2%	1.9	0.2%	0.3	15.8%
Interest expense	(4.4)	(0.4%)	(6.2)	(0.8%)	1.8	(29.0%)

Income before income taxes	89.0	9.1%	51.6	6.7%	37.4	72.5%
Income taxes	24.0	2.5%	11.1	1.4%	12.9	116.2%

Net income	$65.0	6.6%	$40.5	5.3%	$24.5	60.5%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales. Net sales for the third quarter of 2004 increased 34.0% to $344.3 million from $256.9 million last year. This increase in sales consists of a 19.9%, or $51.0 million increase due to volume, an 11.5%, or $29.8 million increase due to price increases and a 2.6%, or $6.6 million favorable impact of foreign currency exchange rates. Net sales for North American operations increased 27.2% to $223.7 million for the third quarter of 2004, compared to $175.8 million for last year. This increase reflects an increase of 13.8%, or $24.3 million due to demand, primarily to domestic markets. In addition to the effects of volume, North American sales increased by 12.7%, or $22.3 million due to price increases and a 0.7%, or $1.3 million favorable impact of foreign currency exchange rates. U.S. export sales of $20.1 million were up $4.9 million, or 32.4% from last year. U.S. exports have increased into Latin America, Australia and the Russia, Africa and Middle East regions, primarily due to higher demand. European sales have increased 27.5% to $66.8 million in 2004 from $52.4 million in 2003. This increase consists of a 10.6%, or $5.5 million increase due to demand, a 6.1%, or $3.2 million increase due to price increases and a 10.8%, or $5.7 million favorable impact of foreign currency exchange rates. Other Countries sales increased 87.4% to $53.8 million from $28.7 million. This increase reflects a 44.5%, or $12.8 million favorable impact from newly acquired companies, an increase of 28.9%, or $8.3 million due to demand and a 15.1%, or $4.3 million increase due to price increases, partially offset by a 1.1%, or $0.3 million unfavorable impact of foreign currency exchange rates.

Gross Profit. Gross profit increased 32.4% to $92.7 million during the third quarter of 2004 compared to $70.0 million last year. Gross profit as a percentage of net sales decreased slightly to 26.9% from 27.2%, compared with the third quarter of last year. Gross profit margins in all geographic segments improved primarily due to higher sales volume and price increases, but were more than offset by higher material costs and product liability defense costs. Since 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As worldwide demand continues to increase, the Company expects these costs to remain at relatively high levels. Although the Company believes a number of factors, including price increases, product mix and overhead absorption, will offset increased costs, future margin levels will be dependent on the Company’s ability to manage these cost increases.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $9.5 million, or 18.3%, for the third quarter of 2004, compared with 2003. The increase was primarily due to higher bonus expense of $3.1 million, $3.1 million in selling costs as a result of increased volume, a $1.6 million unfavorable impact due to foreign exchange translation, increases in various professional fees, including Sarbanes-Oxley compliance, of $0.8 million and the incremental cost of newly acquired businesses of $0.7 million. These increases were partially offset by lower pension expense of $0.6 million and lower foreign exchange transaction losses of $0.5 million.

Equity Earnings in Affiliates. Equity earnings in affiliates increased by $0.3 million in the third quarter of 2004 compared to the prior year. As described below, under “Liquidity and Capital Resources - Acquisitions,” during June 2004, the Company acquired a controlling ownership in the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”), in addition to a minority interest the Company previously held. Prior to June 2004, the Company’s portion of SKB’s results was reported as Equity Earnings in Affiliates. Effective June 2004, SKB’s financial results have been reflected in the individual line items of the Company’s financial statements and will no longer be reported as Equity Earnings in Affiliates. As a result, the Company estimates that Equity Earnings in Affiliates will be approximately $0.6 million less in 2004.

Other Income. Other income increased by $0.1 million in the third quarter of 2004. The increase is primarily due to higher investment income on long-term investment assets.

Interest Expense. Interest expense was $1.4 million in the third quarter of 2004, compared to $2.1 million in the prior year, a decrease of 33.3%. The decrease in interest expense was primarily due to the effect of interest rate swaps, including the amortization of a gain on the termination of interest rate swaps, as described below under “Liquidity and Capital Resources - Long-term debt.” The amortization of this gain reduced interest expense by $0.5 million in the third quarter of 2004 and is expected to reduce annual interest expense by $2.1 million in each of 2004 and 2005.

Income Taxes. Income taxes for the third quarter of 2004 were $9.5 million on income before income taxes of $32.5 million, an effective rate of 29.2%, as compared with income taxes of $3.9 million on income before income taxes of $18.0 million, or an effective rate of 21.6% for the same period in 2003. The effective rate for the three months ended September 30, 2004 reflects an adjustment to bring the effective rate for the nine months ended September 30, 2004 to 27.0% from 25.7% in the first six months of the year. The effective rates for 2004 and 2003 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The anticipated effective rate for 2004 depends on the level of earnings and related tax deductions achieved during the year.

Net Income. Net income for the third quarter of 2004 was $23.0 million compared to $14.1 million last year. Diluted earnings per share for the third quarter of 2004 were $0.55 compared to $0.34 per share in 2003. Foreign currency exchange rate movements did not have a material effect on net income for the third quarters of 2004 and 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales. Net sales for the first nine months of 2004 increased 27.4% to $982.7 million from $771.1 million last year. The increase in net sales reflects an increase of 17.5%, or $135.2 million due to volume, a 6.9%, or $53.5 million increase due to price increases, as well as a 3.0%, or $22.9 million favorable impact of foreign currency exchange rates. Net sales for North American operations increased 25.1% to $653.4 million for the first nine months of 2004, compared to $522.2 million for last year. This increase reflects an increase of 17.2%, or $89.8 million due to volume, a 7.2%, or $37.7 million increase due to price increases and a 0.7%, or $3.7 million favorable impact of foreign currency exchange rates. U.S. export sales of $57.3 million were up $11.1 million, or 24.0% from last year. U.S. exports have increased into all regions, primarily due to higher demand and the weaker U.S. dollar. European sales have increased 23.0% to $206.3 million in 2004 from $167.7 million in the prior year. This increase reflects an increase of 10.0%, or $16.8 million due to volume, a 2.3%, or $3.9 million increase due to price increases and a 10.7%, or $17.9 million favorable impact of foreign currency exchange rates. Other Countries sales increased 51.4% to $123.0 million in the first nine months of 2004 from $81.2 million in the prior year. This increase reflects an increase of 18.2%, or $14.8 million from newly acquired companies, an increase in demand of 17.0%, or $13.8 million due to volume, a 14.6%, or $11.9 million increase due to price increases and a 1.6%, or $1.3 million favorable impact of foreign currency exchange rates.

Gross Profit. Gross profit increased 33.5% to $277.0 million during the first nine months of 2004 compared to $207.5 million last year. Gross profit as a percentage of net sales increased to 28.2% in 2004 from 26.9% last year. Gross profit margins in North America and Europe increased primarily due to higher sales volumes and price increases, partially offset by higher material costs and product liability defense costs. Other Countries gross margins in the first nine months of 2004 were relatively flat compared to the prior year as the favorable effects of higher sales volume and price increases were offset by higher material costs. Since 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As worldwide demand continues to increase, the Company expects these costs to remain at relatively high levels. Although the Company believes a number of factors, including price increases, product mix and overhead absorption, will offset increased costs, future margins levels will be dependent on the Company’s ability to manage these cost increases. Foreign currency exchange rates had a positive impact on gross profit of approximately $6.1 million, or 2.3% during the first nine months of 2004 when compared to the first nine months of 2003.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $36.5 million, or 23.6%, for the first nine months of 2004, compared with 2003. The increase was primarily due to higher bonus expense of $19.0 million, $5.2 million in selling costs as a result of increased volume, a $5.3 million unfavorable impact due to foreign exchange translation, increases in various professional fees, including Sarbanes-Oxley compliance, of $3.1 million and stock-based compensation expense of $2.0 million. These increases were partially offset by lower pension expense of $1.5 million and lower foreign exchange transaction losses of $1.9 million.

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

Equity Earnings in Affiliates. Equity earnings in affiliates increased $0.6 million in the first nine months of 2004 compared to the prior year, primarily due to higher earnings of the Company’s investments in AS Kaynak in Turkey. As described below, under “Liquidity and Capital Resources - Acquisitions,” during June 2004, the Company acquired a controlling ownership in the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”), in addition to a minority interest the Company previously held. Prior to June 2004, the Company’s portion of SKB’s results was reported as Equity Earnings in Affiliates. Effective June 2004, SKB’s financial results have been reflected in the individual line items of the Company’s financial statements and will no longer be reported as Equity Earnings in Affiliates. As a result, the Company estimates that Equity Earnings in Affiliates will be approximately $0.6 million less in 2004.

Other Income. Other income increased $0.3 million in the first nine months of 2004. The increase is primarily due to higher investment income on long-term investment assets, partially offset by a gain on the sale of land in 2003.

Interest Expense. Interest expense was $4.4 million in the first nine months of 2004, compared to $6.2 million in the prior year, a decrease of 29.0%. The decrease in interest expense was primarily due to the effect of interest rate swaps, including the amortization of a gain on the termination of interest rate swaps, as described below under “Liquidity and Capital Resources - Long-term debt”. The amortization of this gain reduced interest expense by $1.6 million in the first nine months of 2004 and is expected to reduce annual interest expense by $2.1 million in each of 2004 and 2005.

Income Taxes. Income taxes for the first nine months of 2004 were $24.0 million on income before income taxes of $89.0 million, an effective rate of 27.0%, as compared with income taxes of $11.1 million on income before income taxes of $51.6 million, or an effective rate of 21.6% for the same period in 2003. The effective rates for 2004 and 2003 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The anticipated effective rate for 2004 depends on the level of earnings and related tax deductions achieved during the year.

Net Income. Net income for the first nine months of 2004 was $65.0 million compared to $40.5 million last year. Diluted earnings per share for the first nine months of 2004 was $1.57 compared to $0.97 per share in 2003. Foreign currency exchange rate movements did not have a material effect on net income for the first nine months of 2004 and 2003.

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

The following table reflects changes in key cash flow measures:

	Nine months ended September 30,
(Dollars in millions)	2004	2003	Change
Cash provided by operating activities:	$53.7	$69.9	$(16.2)
Cash used by investing activities:	(48.5)	(22.4)	(26.1)
Capital expenditures	(38.3)	(24.4)	(13.9)
Acquisitions, net of cash received	(12.5)	—	(12.5)
Cash used by financing activities:	(11.2)	(26.7)	15.5
Purchase of shares for treasury	(4.4)	(16.4)	12.0
Issuance of treasury shares for stock options	17.7	2.4	15.3
Cash dividends paid to shareholders	(20.4)	(20.1)	(0.3)
(Decrease) increase in Cash and Cash Equivalents	(3.7)	22.1	(25.8)

Cash and cash equivalents decreased 2.2%, or $3.7 million, to $166.8 million as of September 30, 2004, from $170.5 million as of December 31, 2003. This compares to a $22.1 million increase in cash and cash equivalents during the same period in 2003.

Cash provided from operations decreased by $16.2 million for the first nine months of 2004 compared to the first nine months of 2003. The decrease was primarily related to increases in Accounts receivable and Inventories as a result of higher sales and increased production levels and higher material costs. This decrease was partially offset by an increase in Net income, an increase in Accounts payable as a result of increased production, an increase in Accrued employee compensation and benefits as a result of higher bonus accruals and an increase in Accrued taxes as a result of increased earnings. Despite an increase in working capital, average working capital to sales improved 0.9% year over year. This improvement reflects an increase in accounts payable days to 48.9 at September 30, 2004 from 38.7 days at September 30, 2003 and an improvement in accounts receivable days from 63.9 at September 30, 2003 to 62.5 at September 30, 2004. These were partially offset by an increase in days sales in inventory from 116.5 days at September 30, 2003 to 121.3 days at September 30, 2004.

Cash used by investing activities increased $26.1 million for the first nine months of 2004, compared to 2003. The increase was primarily due to an increase in capital expenditures and the acquisition of SKB and Rui Tai (as described below under

“Acquisitions”). Capital expenditures during the first nine months of 2004 were $38.3 million, a $13.9 million increase from 2003. The Company anticipates capital expenditures in 2004 of approximately $50 - $55 million. Anticipated capital expenditures are higher than prior years primarily because of the need to expand the Company’s manufacturing capacity. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities decreased $15.5 million for the first nine months of 2004, compared to 2003. The decrease was primarily due to a reduction in treasury share purchases during 2004 of $12.0 million and higher proceeds received from stock option exercises during 2004 of $15.3 million, partially offset by non-comparable proceeds from the termination of interest rate swaps during 2003 of $10.6 million.

The Company’s debt levels decreased from $173.4 million at December 31, 2003, to $169.3 million at September 30, 2004. Total percent of debt to total capitalization decreased to 23.8% at September 30, 2004, from 26.6% at December 31, 2003.

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During the first nine months of 2004, the Company purchased 153,972 shares of its common stock on the open market at a cost of $4.4 million. Total shares purchased through the share repurchase programs were 9,811,783 shares at a cost of $203.5 million through September 30, 2004.

A total of $20.4 million in dividends was paid during the first nine months of 2004. In October 2004, the Company paid a quarterly cash dividend of 17 cents per share to shareholders of record on September 30, 2004.

Acquisitions

In June, 2004, the Company invested approximately $8 million into the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”) to acquire a 60% controlling interest. This direct ownership is in addition to the indirect ownership the Company had in SKB through its investments in Kuang Tai Metal Industrial Co. Ltd. and Tenwell Development, PTE Ltd. In August 2004, the Company invested an additional $2 million into SKB to increase its direct ownership interest to 70%. Concurrent with this increased ownership, all China equipment manufacturing will be incorporated into the SKB operations. The results of SKB’s operations since the acquisition date have been included in the Company’s second and third quarter 2004 consolidated financial statements. SKB is a manufacturer of flux-cored wire and other consumables located in China.

In July, 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10 million, net of cash acquired. The results of Rui Tai’s operations since the acquisition date have been included in the Company’s third quarter 2004 consolidated financial statements. Rui Tai is a manufacturer of stick electrodes located in northern China.

The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong consumable and equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s market position in the Asia Pacific region.

The initial purchase price allocation for these investments resulted in goodwill of $9.4 million. The Company has not yet completed the evaluation and allocations of the purchase prices as the appraisals associated with the valuations of certain tangible and intangible assets are not complete. The Company anticipates the final purchase price allocations for these transactions will be completed by the end of 2004.

Combined annual sales for SKB and Rui Tai of between $40 - $50 million are expected from these businesses. The Company anticipates these investments to be accretive to earnings by approximately $0.01 per share in 2004.

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

The Company continues to expand globally and periodically looks at transactions that would involve significant investments. The

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

Long-term debt

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150 million through a private placement. The Notes, as shown in the table below, have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the Company’s share repurchase program. A majority of the proceeds were invested during the quarter in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of September 30, 2004, the Company is in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in millions):

	Amount Due	Matures	Interest Rate
Series A	$40	March 2007	5.58%
Series B	$30	March 2009	5.89%
Series C	$80	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80 million to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of $10.6 million was deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1.6 million in the first nine months of 2004 and is expected to reduce annual interest expense by $2.1 million in each of 2004 and 2005. Interest expense related to the $150 million private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned 1.6%, or approximately $1.1 million, during the first nine months of 2004. At September 30, 2004, $7.6 million remains to be amortized and is included in Long-term debt.

In July 2003, the Company entered into floating rate interest rate swap agreements with amounts totaling $50 million to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. In April 2004, the Company entered into floating rate interest rate swap agreements with amounts totaling $60 million, to convert a portion of the outstanding Notes from fixed to floating rates based on LIBOR, plus a spread of between 179.75 and 217.9 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other assets, with a corresponding increase in Long-term debt. The fair value of these swaps at September 30, 2004 is $0.8 million.

Both the terminated and the current swaps have increased the recorded fair values of the Series A Notes from $40.0 million to $42.8 million, the Series B Notes from $30.0 million to $33.2 million and the Series C Notes from $80.0 million to $82.5 million as of September 30, 2004. The weighted average effective rates on the Notes for the third quarters and first nine months of 2004 and 2003 were 2.7% and 4.0% and 3.0% and 4.5%, respectively.

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

In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date will result in changes to the Company’s compensation expense. This compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, will require changes in compensation expense. TARs payable in common shares will be accounted for as a stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During the first nine months of 2004, 30,000 TARs have been issued. During 2003, 396,000 TARs were issued.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements.

The Company estimates the effect of the adoption of the fair value provision of SFAS No. 123 and the effect of all stock-based awards will be approximately $0.04 per share in 2004. The Company estimates this will increase annually to approximately $0.05 - $0.06 per share by 2006. This estimate assumes the number and fair value of stock-based awards granted is similar for all years. The actual impact per share would be different depending on the types of stock-based awards granted, the number of stock-based awards granted, changes in the Company’s stock price or changes in the fair value of stock-based awards from the current estimate.

Product liability expense

Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. See Note K. The long term impact of the welding fume loss contingency in the aggregate on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating results and cash flow and restrict capital market access.

SUBSEQUENT EVENT

On October 13, 2004, the Company’s Chairman, Anthony A. Massaro, gave notice to the Company of his retirement, effective as of October 30, 2004. Mr. Massaro’s retirement will be treated as a termination of employment in accordance with his employment agreement dated June 23, 2003. With respect to the foregoing termination, the Company expects to incur an incremental charge in the fourth quarter of 2004 of approximately $3.0 million pre-tax (or $1.8 million after tax). This charge primarily reflects accruals required to fully record Mr. Massaro’s pension settlement provisions, as well as anticipated base pay and bonus payments. The foregoing estimate is based on certain assumptions subject to change, including actual versus projected financial performance of the Company.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at September 30, 2004 were immaterial. The Company has also provided a guarantee on a loan for a joint venture. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture. The Company’s estimated maximum exposure under this arrangement at September 30, 2004 was approximately $4 million.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of non-U.S. subsidiaries, as such funds are deemed permanently reinvested. At September 30, 2004, the Company has approximately $78.6 million of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2004, a valuation allowance of $13.1 million has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

During 2003, investment gains in the Company’s U.S. pension plans were approximately 26%. In addition, the Company made $40 million of voluntary contributions during 2003, an increase of $20 million over 2002. Although interest rates declined in 2003, the substantial increase in the value of invested assets will reduce 2004 pension expense. Pension expense relating to the Company’s defined benefit plans for the first nine months of 2004 was approximately $6.1 million lower than the first nine months of 2003. This decrease was partially offset by an increase of $2.2 million, for the same periods, relating to the Company’s defined contribution plans. The Company estimates pension expense will decrease by approximately $5 million in 2004. The Company has voluntarily contributed $30 million to its U.S. pension plans during the first nine months of 2004.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. In estimating this rate, the Company looks to rates of return on high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. At December 31, 2003, the Company determined this rate to be 6.2%.

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $50.9 million at September 30, 2004. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

•	Raw Materials and Energy Costs. In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase of commodities (primarily steel) and energy used in the manufacture of its products. The Company’s market risk strategy has generally been to obtain competitive prices for products and services as dictated by supply and demand. In addition, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases, though there is no effective and available hedging technique for steel. The Company’s results of operations may be adversely affected by shortages of supply. The Company’s results of operations may also be negatively affected by increases in prices to the extent these increases can not be passed on to customers.

•	Section 404 of the Sarbanes-Oxley Act of 2002. The Company is currently evaluating its internal controls systems in order to allow management to report on, and the Company’s Registered Independent Public Accounting Firm to attest to, the Company’s internal controls as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act. The Company is performing the system and process valuation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. While the Company anticipates being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, the Company cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations since there is no precedent available by which to measure compliance adequacy. If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the Company might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect the Company’s financial results and the market price of its common stock.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the quarters and nine months ended September 30, 2004 and 2003, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. At September 30, 2004, the Company had approximately $56.3 million of foreign exchange contracts which hedged intercompany loans, recorded balance sheet exposures, and future intercompany/third party sales and purchases in non-local currencies. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at September 30, 2004 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The primary commodities hedged are aluminum, copper and natural gas. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at September 30, 2004, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents at September 30, 2004, approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

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

At September 30, 2004, the fair value of Amounts due banks approximated the carrying values due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at September 30, 2004, and was not materially different from the year-end carrying value.

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

At September 30, 2004, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 38,243 plaintiffs, which is a net increase of 691 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 13,062 of those claims were dismissed, 9 were tried to defense verdicts, 3 were tried to plaintiff verdicts and 270 were decided in favor of the Company following summary judgment motions. The Company has appealed judgments based on verdicts against the Company and believes it will prevail on the merits.

At September 30, 2004, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 9,909 plaintiffs, which is a net increase of 329 from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and, in most instances, punitive damages, usually for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed (including alleged class actions in various states and multi-claimant actions in Mississippi and West Virginia). At September 30, 2004, cases involving 1,272 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases, for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). In addition, there were an additional 2,933 claimants who had filed in other federal courts, which the defendants are seeking to transfer to the MDL Court (aggregating to 4,205 claimants before the MDL Court). On June 17, 2004, the Company, together with other co-defendants, filed a motion before the MDL Court to exclude from manganese trials any expert testimony that welding fumes cause or accelerate the onset of Parkinson’s Disease.

Since January 1, 1995, the Company has been a co-defendant in similar cases involving claims by 1,857 claimants that have been resolved as follows: 1,838 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 1 was tried to a hung jury, which upon retrial resulted in a plaintiff’s verdict and 12 were settled. In addition, plaintiffs have dropped the class claims from all 10 cases transferred to the MDL Court that were originally filed as purported class actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None.

Item 3. Defaults Upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information – None.

Item 6. Exhibits.

(a) Exhibits

31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ VINCENT K. PETRELLA

Vincent K. Petrella, Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
October 28, 2004