Form 10-K
period 2004-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2005-03-03
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004                    Commission file number 0-1402
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
Common Shares, without par value
(Title of Class)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ✓
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ✓     No
The aggregate market value of the common shares held by non-affiliates as of June 30, 2004 was $1,244,435,160 (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).
The number of shares outstanding of the registrant’s common shares as of December 31, 2004 was 41,646,657.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on May 5, 2005 are hereby incorporated by reference into Part III.

PART I
Item 1. Business
General
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
The Company has wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Brazil, Canada, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela. The Company manages its operations by geographic location and has three reportable segments: North America, Europe and all Other Countries. The Other Countries segment includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. See Note J to the consolidated financial statements with respect to segment and geographic area information.
Customers
The Company’s products are sold in both domestic and international markets. In North America, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of North America, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors, agents, dealers and product users.
The Company’s major end user markets include:

•	general metal fabrication,

•	infrastructure including oil and gas pipelines and platforms, buildings and bridges and power generation,

•	transportation and defense industries (automotive/trucks, rail, ships and aerospace),

•	equipment manufacturers in construction, farming and mining,

•	retail resellers, and

•	rental market.
The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company’s business is not seasonal.

Competition
Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world’s largest manufacturer of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue appropriate strategies to heighten its competitiveness in domestic and international markets. Competition in the arc welding and cutting industry is on the basis of brand preference, product quality, price and performance, warranty, delivery, service and technical support. The Company believes its performance against these factors has contributed to the Company’s position as the leader in the industry.
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
Raw Materials
The principal raw materials essential to the Company’s business are various chemicals, electronics, engines, steel, brass, copper and aluminum, all of which are normally available for purchase in the open market.
Patents and Trademarks
The Company holds many valuable patents, primarily in arc welding, and has increased the application process as research and development has progressed in both the United States and major international jurisdictions. The Company believes its trademarks are an important asset, and aggressively pursues brand management.
Environmental Regulations
The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all Lincoln facilities worldwide. In addition, the Company is ISO 14001 certified at all significant manufacturing facilities in the United States.
International Operations
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
Research and Development
Research activities relating to the development of new products and the improvement of existing products in 2004 were all Company-sponsored. These activities were primarily related to the development of new products. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

Employees
The number of persons employed by the Company worldwide at December 31, 2004 was 6,835.
Website Access
The Company’s internet address is www.lincolnelectric.com. The Company makes available free of charge on www.lincolnelectric.com its annual, quarterly and current reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The Company also posts its Code of Corporate Conduct and Ethics on its website. However, the information found on the Company’s website is not part of this or any other report.
Item 2. Properties
The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 227 acres, of which present manufacturing facilities comprises an area of approximately 2,713,000 square feet.
In addition to the principal facilities in Ohio, the Company operates two other manufacturing locations in the United States and 26 manufacturing locations (including joint ventures) in 17 foreign countries, the locations of which are as follows:

United States:	Gainesville, Georgia; Santa Fe Springs, California.
Australia:	Sydney.
Brazil:	Sao Paulo.
Canada:	Toronto; Mississauga.
England:	Sheffield.
France:	Grand-Quevilly.
Germany:	Essen.
Indonesia:	Cikarang.
Ireland:	Rathnew.
Italy:	Bologna; Milano; Genoa; Arezzo.
Mexico:	Mexico City; Torreon.
Netherlands:	Nijmegen.
People’s Republic of China:	Shanghai; Jining, Inner Mongolia; Jinzhou; Jiangyin; Nanjing.
Poland:	Bielawa.
Spain:	Barcelona.
Taiwan:	Tainan.
Turkey:	Istanbul.
Venezuela:	Maracay.
All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note M to the consolidated financial statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2004, $6.0 million of indebtedness was secured by property, plant and equipment with a book value of $12.8 million.
Item 3. Legal Proceedings
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At December 31, 2004, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 38,555 plaintiffs, which is a net increase of 312 claims from those previously reported.

In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop asbestos related diseases. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 13,534 of those claims were dismissed, 9 were tried to defense verdicts, 3 were tried to plaintiff verdicts and 273 were decided in favor of the Company following summary judgment motions. The Company has appealed the 3 judgments based on verdicts against the Company.
At December 31, 2004, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 10,190 plaintiffs, which is a net increase of 281 from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed, including alleged class actions in various states. At December 31, 2004, cases involving 4,102 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). In addition, there were an additional 14 claimants who had filed in other federal courts, which the defendants are seeking to transfer to the MDL Court (aggregating to 4,116 claimants before the MDL Court).
Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 1,855 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which has not been retried as of the date of this report, and 12 were settled. The Company has appealed the 1 case tried to a plaintiff’s verdict. In addition, class action claims in 10 cases transferred to the MDL Court that were originally filed as purported class actions have been dropped. However, plaintiffs have filed new class actions seeking medical monitoring in seven state courts, five of which have been removed to the MDL Court.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are traded on The Nasdaq Stock Market under the symbol “LECO.” The number of record holders of common shares at December 31, 2004 was 2,119.
The total amount of dividends paid in 2004 was $27,484,612. For 2004, dividends were paid quarterly on January 15, April 15, July 15 and October 15.
Quarterly high and low stock prices and dividends declared for the last two years were:

	2004			2003

			Dividends			Dividends
	High	Low	Declared	High	Low	Declared

March 31	$28.46	$22.31	$0.17	$24.00	$14.28	$0.16
June 30	34.96	27.92	0.17	22.43	18.10	0.16
September 30	34.41	29.45	0.17	24.50	20.09	0.16
December 31	36.00	31.15	0.18	26.17	21.99	0.16
Source: The Nasdaq Stock Market

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities		equity compensation
	to be issued	Weighted-average	plans (excluding
	upon exercise of	exercise price of	securities reflected
	outstanding options	outstanding options	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,634,142	$24.38	1,464,449
Equity compensation plans not approved by security holders	—	—	—

Total	2,634,142	$24.38	1,464,449
For further information on the Company’s equity compensation plans see “Note A – Significant Accounting Policies” and “Note E – Stock Plans” to the Company’s financial statements included in Item 8.
Item 6. Selected Financial Data

	Year Ended December 31

	2004	2003	2002	2001	2000

	(In thousands of dollars, except per share data)
Net sales	$1,333,675	$1,040,589	$994,077	$978,877	$1,058,601
Income before the cumulative effect of a change in accounting principle	80,596	54,542	66,882	83,589	78,092
Cumulative effect of a change in accounting principle, net of tax	—	—	(37,607)	—	—

Net income	$80,596	$54,542	$29,275	$83,589	$78,092

Basic earnings per share
Basic earnings per share before the cumulative effect of a change in accounting principle	$1.96	$1.32	$1.58	$1.97	$1.83
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.89)	—	—

Basic earnings per share	$1.96	$1.32	$0.69	$1.97	$1.83

Diluted earnings per share
Diluted earnings per share before the cumulative effect of a change in accounting principle	$1.94	$1.31	$1.56	$1.96	$1.83
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.88)	—	—

Diluted earnings per share	$1.94	$1.31	$0.68	$1.96	$1.83

Cash dividends declared	$0.69	$0.64	$0.61	$0.60	$0.57

Total assets	$1,059,164	$928,866	$901,269	$781,311	$790,279

Long-term debt	$163,931	$169,030	$174,146	$24,181	$38,550

2004 includes a pre-tax charge of $2,440 ($2,061 after-tax) relating to the Company’s rationalization program (See Note F), and $4,525 ($2,828 after-tax) in pension settlement provisions, accrued base pay, bonus, and stock compensation related to the retirement of the Company’s past Chairman and CEO.
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
The Company invests in the research and development of arc welding equipment and consumable products in order to continue its market leading product offering. Although the industry is considered mature, the Company continues to invest in technologies that improve the quality and productivity of welding products. In addition, the Company has been actively increasing its patent application process in order to secure its technology advantage in the United States and major international jurisdictions. The Company believes its significant investment in research and development and its highly trained technical sales force provides a competitive advantage in the marketplace.
The Company’s products are sold in both domestic and international markets. In North America, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of North America, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors, agents, dealers and product users.
The Company’s major end user markets include:

•	general metal fabrication,

•	infrastructure including oil and gas pipelines and platforms, buildings and bridges and power generation,

•	transportation and defense industries (automotive/trucks, rail, ships and aerospace),

•	equipment manufacturers in construction, farming and mining,

•	retail resellers, and

•	rental market.

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela.
The Company’s sales and distribution network, coupled with its manufacturing facilities, consists of five regions: North America, Latin America, Europe, Asia-Pacific and Russia, Africa and Middle East regions. These five regions are reported as three separate reportable segments: North America, Europe and Other Countries. Effective April 1, 2004, the Company realigned its reporting segments in order to better reflect how management assesses and manages operations. The realignment consisted of moving the Company’s Canadian operations from the Other Countries segment and combining it with the businesses previously reported as the United States segment to create the North America reportable segment. Prior period information has been reclassified to reflect these realignments.
The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, engines, brass, copper and aluminum alloys which are normally available for purchase in the open market.
The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all Lincoln facilities worldwide. In addition, the Company is ISO 14001 certified at all significant manufacturing facilities in the United States.
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

RESULTS OF OPERATIONS
The following table shows the Company’s results of operations:

	Year ended December 31

	2004		2003		2002

(Dollars in millions)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$1,333.6	100.0%	$1,040.5	100.0%	$994.1	100.0%
Cost of goods sold	971.3	72.8%	759.9	73.0%	694.1	69.8%

Gross profit	362.3	27.2%	280.6	27.0%	300.0	30.2%
Selling, general & administrative expenses	256.6	19.2%	210.7	20.2%	198.0	19.9%
Rationalization charges	2.4	0.2%	1.7	0.2%	10.5	1.1%

Operating income	103.3	7.8%	68.2	6.6%	91.5	9.2%
Interest income	3.1	0.2%	3.2	0.3%	3.2	0.3%
Equity earnings in affiliates	4.0	0.3%	2.9	0.3%	1.9	0.2%
Other income	3.5	0.3%	3.0	0.2%	0.4	—
Interest expense	(6.1)	(0.5)%	(8.1)	(0.8)%	(9.1)	(0.9)%

Income before income taxes and the cumulative effect of a change in accounting principle	107.8	8.1%	69.2	6.6%	87.9	8.8%
Income taxes	27.2	2.1%	14.7	1.4%	21.0	2.1%

Income before cumulative effect of a change in accounting principle, net of tax	80.6	6.0%	54.5	5.2%	66.9	6.7%
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(37.6)	(3.8)%

Net income	$80.6	6.0%	$54.5	5.2%	$29.3	2.9%

2004 COMPARED TO 2003
Net Sales. Net sales for 2004 increased 28.2% to $1,333.6 million from $1,040.5 million last year. The increase in net sales reflects an increase of 13.2%, or $137.7 million due to volume, a 9.5%, or $99.2 million increase due to price increases, a 2.3%, or $24.2 million increase due to acquisitions, as well as a 3.1%, or $32.0 million favorable impact of foreign currency exchange rates. Net sales for North American operations increased 24.4% to $875.4 million for 2004, compared to $704.0 million in 2003. This increase reflects an increase of 14.0%, or $98.6 million due to volume, a 9.5%, or $67.1 million increase due to price increases and a 0.8%, or $5.7 million favorable impact of foreign currency exchange rates. U.S. export sales of $77.0 million were up $14.8 million, or 23.9% from last year. U.S. exports have increased into all regions, primarily due to higher demand and the weaker U.S. dollar. European sales have increased 24.1% to $281.1 million in 2004 from $226.5 million in the prior year. This increase reflects an increase of 9.1%, or $20.7 million due to volume, a 3.8%, or $8.6 million increase due to price increases and a 11.1%, or $25.3 million favorable impact of foreign currency exchange rates. Other Countries sales increased 61.0% to $177.1 million in 2004 from $110.0 million in the prior year. This increase reflects an increase of 21.9%, or $24.1 million from newly acquired companies, an increase of $18.5 million, or 16.8% due to volume, a 21.3%, or $23.4 million increase due to price increases and a 1.0%, or $1.1 million favorable impact of foreign currency exchange rates.

Gross Profit. Gross profit increased 29.1% to $362.3 million during 2004 compared to $280.6 million last year. Gross profit as a percentage of net sales increased to 27.2% in 2004 from 27.0% last year. Gross profit margins in North America and Europe increased primarily due to higher sales volumes and price increases, offset by a significant increase in material costs and related LIFO inventory valuation charges to cost of goods sold of $20.9 million compared with $0.6 million in 2003. The increase in LIFO reserve charges was caused by substantial inflation in commodity prices in 2004, primarily steel. LIFO matches the most recently incurred costs with current revenues by charging cost of goods sold with the costs of goods most recently acquired or produced. In periods of rising prices, reported costs under LIFO are greater than under the FIFO method. In addition, margins were also negatively impacted by increases in product liability defense costs of $5.0 million over 2003. Other Countries gross margins in 2004 were relatively flat compared to the prior year as the favorable effects of higher sales volume and price increases were offset by higher material costs. Since 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As worldwide demand remains high, the Company expects these costs to remain at relatively elevated levels. Although the Company believes a number of factors, including price increases, product mix, overhead absorption, and its continuing restructuring efforts will offset increased costs, future margins levels will be dependent on the Company’s ability to manage these cost increases. Foreign currency exchange rates had a positive impact on gross profit of $8.3 million, or 3.0% during 2004 when compared to 2003.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $45.9 million, or 21.8%, for 2004, compared with 2003. The increase was primarily due to higher bonus expense of $20.2 million, an $8.9 million increase in selling costs as a result of increased volume, a $5.8 million unfavorable impact due to foreign exchange translation, $4.5 million in pension settlement provisions, accrued base pay, bonus and stock compensation related to the retirement in the fourth quarter of the Company’s past Chairman and CEO, stock-based compensation expense of $2.3 million and $1.2 million related to newly acquired companies. These increases were partially offset by lower pension expense of $2.0 million.
Rationalization Charges. In the fourth quarter of 2004, the Company recorded rationalization charges of $2.4 million ($2.1 million after-tax). The rationalization charges were related to employee severance, contract termination, warehouse relocation and professional fees. Employee severance costs covering 43 employees in France, 7 employees in Norway and 6 employees in Sweden were $1.6 million ($1.3 million after-tax). Costs not related to employee severance amounted to $0.8 million ($0.8 million after-tax). See Note F.
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
Equity Earnings in Affiliates. Equity earnings in affiliates increased $1.1 million in 2004 compared to the prior year, primarily due to higher earnings of the Company’s investment in AS Kaynak in Turkey.
Other Income. Other income increased $0.5 million in 2004. The increase is primarily due to higher investment income on long-term investment assets and gains on asset disposals.
Interest Expense. Interest expense was $6.1 million in 2004, compared to $8.1 million in the prior year, a decrease of 24.2%. The decrease in interest expense was due to the effect of interest rate swaps, including the amortization of a gain on the termination of interest rate swaps, as described below under “Liquidity and Capital Resources – Long-term debt.” The amortization of this gain reduced interest expense by $2.1 million in 2004 and will reduce annual interest expense by $2.1 million in 2005.
Income Taxes. Income taxes for 2004 were $27.2 million on income before income taxes of $107.8 million, an effective rate of 25.2%, as compared with income taxes of $14.7 million on income before income taxes of $69.2 million, or an effective rate of 21.2% for the same period in 2003. The effective rates for 2004 and 2003 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The increase in the effective tax rate from 2003 to 2004 is primarily because of an increase in taxable income.
Net Income. Net income for 2004 was $80.6 million compared to $54.5 million last year. Diluted earnings per share for 2004 was $1.94 compared to $1.31 per share in 2003. Foreign currency exchange rate movements had a $3.1 million favorable effect on 2004 net income, and did not have a material effect on net income for 2003.
2003 COMPARED TO 2002
Net Sales. Net sales for 2003 were $1,040.5 million, a $46.4 million increase from $994.1 million in 2002. The increase in net sales reflects an increase of 0.2%, or $2.2 million due to volume, a 0.1%, or $0.7 million increase due to price increases, as well as a 4.4%, or $43.5 million favorable impact of foreign currency exchange rates. Net sales for North American operations increased 2.0% to $704.0 million for 2003, compared to $690.3 million in 2002. This increase reflects an increase of 0.2%, or $1.1 million due to volume, a 0.1%, or $1.0 million increase due to price increases and a 1.7%, or $11.6 million favorable impact of foreign currency exchange rates. Export sales from the U.S. of $62.1 million were down $1.1 million, or 1.7% from 2002. U.S. exports increased into the Russia, Africa & Middle East and Europe regions but were more than offset by lower exports into Latin America and Canada. European sales have increased 12.0% to $226.6 million in 2003 from $202.4 million in 2002. This increase reflects an increase of 17.5%, or a $35.3 million favorable impact of foreign currency exchange rates, partially offset by a 4.5%, or $9.0 million decrease in volume and a 1.0%, or $2.1 million decrease in prices. Other Countries sales increased 8.5% to $110.0 million in 2003 from $101.4 million in 2002. This increase reflects an increase in demand of $10.2 million, or 10.1% due to volume, a 1.8%, or $1.8 million increase due to price increases, partially offset by a 3.4% or $3.4 million unfavorable impact of foreign currency exchange rates.
Gross Profit. Gross profit of $280.6 million for 2003 declined 6.5%, or $19.4 million from the prior year. Gross profit as a percentage of net sales declined to 27.0% from 30.2%, compared with 2002. Gross profit margins in North America declined because of lower sales volumes in the first half of the year, product mix, higher material costs and higher pension expense. Pension expense included in cost of sales increased $10.0 million year-over-year. During 2003, the Company experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continued to increase resulting in higher operating costs including transportation and freight. As demand increases in the U.S. industrial sector, the Company expects these costs to remain at relatively high levels. If these costs continue to increase, the Company’s gross profit margin may be negatively affected. Europe and Other Countries gross margins were comparable to prior year. Foreign currency exchange rates had a positive effect on gross profit of approximately $9.9 million, or 3.6% during 2003 and were immaterial in 2002.
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
Rationalization Charges. During the first quarter of 2003, the Company recorded rationalization charges of $1.7 million ($1.3 million after-tax). The rationalization charges were related to asset impairments and severance charges. Non-cash asset impairment charges of $0.9 million relate to property, plant and equipment at one of the Company’s European subsidiaries where management believed carrying values were unrecoverable. Severance charges were $0.8 million primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency.
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
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $2.9 million in 2003 from $1.9 million in 2002. The increase was due to higher earnings from the Company’s investments in Kuang Tai (Asia), in which the Company owns a 35% direct ownership interest, and AS Kaynak, a joint venture in Turkey, in which the Company owns a 50% ownership interest.
Other Income. Other income increased to $3.0 million in 2003 from $0.4 million in 2002. The increase was primarily due to higher investment income on long-term investments, gains on asset sales and higher royalty income.
Interest Expense. Interest expense was $8.1 million in 2003, compared to $9.1 million in 2002, a decrease of 10.9%. The decrease in interest expense was primarily due to amortization of a gain on the termination of interest rate swaps, as described below. In March 2002, the Company issued $150 million of Senior Unsecured Notes with a weighted-average interest rate of 6.1% (see Note G). Also in March 2002, the Company entered into floating rate interest rate swaps totaling $80 million to effectively swap fixed interest rates with variable rates. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of approximately $10.6 million was deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1.4 million in 2003. Additionally, in July 2003, the Company entered into floating rate interest rate swaps totaling $50 million to effectively swap fixed interest rates with variable rates. The weighted-average effective rates after considering the effect of the interest rate swaps on the Notes for 2003 and 2002 were 4.27% and 4.82%, respectively, compared to the stated weighted-average rates of 6.1% for both 2003 and 2002.
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
Net Income. Net income for 2003 was $54.5 million compared to $29.3 million in 2002. Diluted earnings per share for 2003 was $1.31 per share compared to $0.68 per share in 2002. In 2003, the Company recorded after-tax rationalization charges of $1.3 million. In 2002, the Company recorded after-tax rationalization charges of $7.0 million and the after-tax cumulative effect of an accounting change of $37.6 million, or $0.88 per diluted share. Foreign currency exchange rate movements did not have a material effect on net income for 2003 while 2002 was negatively impacted by $3.0 million or 10.3%.
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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,

(Dollars in millions)	2004	2003	Change

Cash provided by operating activities:	$51.3	$95.7	$(44.4)
Cash (used) provided by investing activities:	(58.5)	13.0	(71.5)
Capital expenditures	(56.4)	(34.8)	(21.6)
Sales (purchases) of marketable securities, net	6.1	48.7	(42.6)
Acquisitions, net of cash received	(11.8)	(3.7)	(8.1)
Cash (used) provided by financing activities:	(16.9)	(69.3)	52.4
Purchase of shares for treasury	(4.4)	(41.9)	37.5
Issuance of treasury shares for stock options	22.6	6.7	15.9
Cash dividends paid to shareholders	(27.5)	(26.7)	(0.8)
(Decrease) increase in Cash and Cash Equivalents	(21.1)	43.1	(64.2)
Cash and cash equivalents decreased 18.5%, or $21.1 million, to $92.8 million as of December 31, 2004, from $113.9 million as of December 31, 2003. This compares to a $43.1 million increase in cash and cash equivalents during 2003.
Cash provided by operating activities decreased by $44.4 million for 2004 compared to 2003. The decrease was primarily related to increases in working capital requirements in Accounts receivable and Inventories as a result of higher sales and increased production levels due to increased pricing as well as higher customer demand and material costs. This decrease was partially offset by an increase in Net income, an increase in Accounts payable as a result of increased production, an increase in Accrued employee compensation and benefits as a result of higher bonus accruals and an increase in Accrued taxes as a result of increased earnings. Despite an increase in working capital, average working capital to sales was in line with the prior year. Average days in accounts payable improved to 43.1 days at December 31, 2004 from 39.3 days at December 31, 2003. This was offset by an increase in days sales in inventory from 115.1 days at December 31, 2003 to 120.6 days at December 31, 2004, and an increase in accounts receivable days from 59.7 days at December 31, 2003 to 60.7 days at December 31, 2004.
Cash used by investing activities increased $71.5 million for 2004, compared to 2003. The increase was primarily due to an increase in capital expenditures, a reduction in proceeds from the sale of marketable securities and the acquisition of Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”) and Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) (as described below under “Acquisitions”). Capital expenditures during 2004 were $56.4 million, a $21.6 million increase from 2003. The Company anticipates capital expenditures in 2005 of approximately $50 – $55 million. Anticipated capital expenditures reflect the need to expand the Company’s manufacturing capacity due to an increase in customer demand. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities decreased $52.4 million for 2004, compared to 2003. The decrease was primarily due to a reduction in treasury share purchases during 2004 of $37.5 million and higher proceeds received from stock option exercises during 2004 of $15.9 million, partially offset by non-comparable proceeds from the termination of interest rate swaps during 2003 of $10.6 million. Also, $9.4 million of senior notes were paid off in 2003 with no additional payments made in 2004.
The Company’s debt levels decreased from $173.4 million at December 31, 2003, to $167.4 million at December 31, 2004. Total percent of debt to total capitalization decreased to 22.5% at December 31, 2004, from 26.6% at December 31, 2003.
The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2004, the Company purchased 153,972 shares of its common stock on the open market at a cost of $4.4 million. Total shares purchased through the share repurchase programs were 9,811,783 shares at a cost of $203.5 million through December 31, 2004.
A total of $27.5 million in dividends was paid during 2004. In January 2005, the Company paid a quarterly cash dividend of 18 cents per share to shareholders of record on December 31, 2004.
Acquisitions
On January 4, 2005, the Company announced the execution of a letter of intent to acquire all of the outstanding stock of the J.W. Harris Co., Inc., a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio with annual sales of approximately $100 million. The transaction is subject to the completion of due diligence and Board approval of a definitive share purchase agreement.
In 2004, the Company invested approximately $12 million into the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”) to acquire a 70% ownership interest. Subsequent to the acquisition, the Company changed the name of SKB to Shanghai Lincoln Electric (“SLE”). Concurrent with this increased ownership, all China equipment manufacturing will be incorporated into the SLE operations. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China.
Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10 million, net of cash acquired, plus debt assumed of approximately $2 million. The Company began including the results of Rui Tai’s operations in the Company’s 2004 consolidated financial statements in July 2004. Rui Tai is a manufacturer of stick electrodes located in northern China.
The purchase price allocation for these investments resulted in goodwill of approximately $11 million.
The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong consumable and equipment manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. Sales from the date of acquisition for SLE and Rui Tai in 2004 were $24.1 million with no significant impact on net income.
On October 30, 2003, the Company purchased the Century and Marquette welding and cutting equipment accessories and the Century battery charger product lines of Clore Automotive LLC for $2.9 million. These products and brands, which are well-recognized in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business.
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
Short-term and Long-term debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150 million through a private placement. The Notes, as shown in the table below, have maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the Company’s share repurchase program. A majority of the proceeds were invested during the year in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants

(interest coverage and funded debt-to-“EBITDA” ratios). As of December 31, 2004, the Company is in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in millions):

	Amount
	Due	Matures	Interest Rate

Series A	$40.0	March 07	5.58%
Series B	$30.0	March 09	5.89%
Series C	$80.0	March 12	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80 million to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps of $10.6 million was deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $2.1 million in 2004 and will reduce annual interest expense by $2.1 million in 2005. At December 31, 2004, $7.1 million remains to be amortized and is included in Long-term debt. Interest expense related to the $150 million private placement is further reduced by the interest income earned on cash balances. These short-term, highly liquid investments earned approximately $1.8 million during 2004.
In July 2003, the Company entered into floating rate interest rate swap agreements with amounts totaling $50 million to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. In April 2004, the Company entered into floating rate interest rate swap agreements with amounts totaling $60 million, to convert a portion of the outstanding Notes from fixed to floating rates based on LIBOR, plus a spread of between 179.75 and 217.9 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk will be recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other assets, with a corresponding increase in Long-term debt. The fair value of these swaps at December 31, 2004 was $0.2 million.
Terminated swaps have increased the recorded fair values of the Series A Notes from $40.0 million to $42.5 million, the Series B Notes from $30.0 million to $33.1 million and the Series C Notes from $80.0 million to $81.5 million as of December 31, 2004. The weighted-average effective rates on the Notes for 2004 and 2003 were 3.07% and 4.27%, respectively.
On December 17, 2004, the Company entered into a new $175 million, five-year revolving Credit Agreement. This agreement replaced the Company’s prior $125 million, three-year revolving credit facility entered into on April 24, 2002. The new Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75 million. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2004, there are no borrowings under the Credit Agreement.

Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments (as defined by Section 13(j) of the Securities Exchange Act of 1934) as of December 31, 2004 are as follows (in thousands):

	Payments Due by Period

			2006 to	2008 to	2010 and
	Total	2005	2007	2009	Beyond

Long-term debt	$160,477	$376	$43,285	$33,533	$83,283
Capital lease obligations	4,336	506	1,009	1,073	1,748
Short-term debt	2,561	2,561	—	—	—
Operating leases	17,086	7,998	6,524	2,522	42

Total contractual cash obligations	$184,460	$11,441	$50,818	$37,128	$85,073

Additionally, the Company has provided a guarantee on a loan for a joint venture of approximately $4 million, expiring in 2005.
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
In May 2003, the 1998 Stock Plan was amended by the shareholders to allow for the issuance of Tandem Appreciation Rights (TARs), deferred shares and restricted shares of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability of $2.4 million was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. During 2003, 396,000 TARs were issued.
Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. The Company issued 8,411 deferred shares in 2003. No deferred shares were issued in 2004.
The earnings per share effect of all stock-based awards was approximately $0.06 per share in 2004.

Product liability expense
Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Net expenditures on product liability increased approximately $5 million in 2004. These net expenditures are projected to increase by approximately $3 – 5 million in 2005 compared to 2004. See Note N. The long-term impact of the welding fume loss contingency in the aggregate on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating results and cash flow and restrict capital market access.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at December 31, 2004 and 2003 were immaterial. The Company has also provided a guarantee on a loan for a joint venture of $4 million at December 31, 2004 and approximately $2 million at December 31, 2003. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service periods. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5 “Accounting for Contingencies.” These liabilities are adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability is accreted and charged to expense as an operating item. The adoption of this Statement did not have a material impact on the financial statements of the Company.
Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The Company has made the required disclosures in these financial statements. The adoption of this Statement did not have an impact on the financial statements of the Company (see Note I).
In January, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company, as amended by FASB Staff Position No. FIN 46-6, was March 31, 2004. The adoption of this Interpretation did not have an impact on the financial statements of the Company.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosure option allowed under SFAS No. 123. All public companies must adopt the new standard, including those companies that previously adopted FAS 123. SFAS No. 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is currently evaluating the impact of this statement on the financial statements of the Company.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this statement on the financial statements of the Company.
FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.
FSP No. 109-1 clarifies the application of SFAS No. 109 for the new law’s tax deduction of income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.
FSP No. 109-2, provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.
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
The Company is subject to taxation from U.S. federal, state, municipal and international jurisdictions. The calculation of current income tax expense is based on the best information available and involves significant management judgment. The actual income tax liability for each jurisdiction in any year can in some instances be ultimately determined several years after the financial statements are published.
The Company maintains reserves for estimated income tax exposures for many jurisdictions. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures, however, actual results may materially differ from these estimates.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $2.6 million have been provided on earnings of $10.2 million that are not expected to be permanently reinvested. At December 31, 2004 and 2003, the Company has approximately $69.1 million and $72.3 million respectively, of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2004 and 2003, a valuation allowance of $18.6 million and $14.1 million respectively, has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
Pensions
The Company accounts for its defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.
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
During 2004, investment gains in the Company’s U.S. pension plans were approximately 11.3%. In addition, the Company made $30 million of voluntary contributions during 2004 and approximately $40 million in 2003. Pension expense relating to the Company’s defined benefit plans for 2004 was approximately $6.9 million lower than 2003. This decrease was partially offset by an increase of $3.1 million, for the same periods, relating to the Company’s defined contribution plans.
At the end of each year, the Company determines the discount rate to be used for plan liabilities. To develop the discount rate assumption to be used, the Company looks to rates of return on high quality, fixed-income investments which match the expected cash flow of future plan obligations. At December 31, 2004, the Company determined this rate to be 5.9%.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $61.4 million and $40.6 million at December 31, 2004 and 2003, respectively. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.
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

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions. The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If economic and market conditions deteriorate, the Company’s results of operations could be adversely affected.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Eastern Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the increased cost of steel and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers in the U.S. market, is subject to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. against the Company, particularly with respect to welding fumes, continue to increase and past experience may not be predictive of the future.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in the transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

•	Raw Materials and Energy Costs. In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchase of commodities (primarily steel) and energy used in the manufacture of its products. The Company’s market risk strategy has generally been to obtain competitive prices for products and services as dictated by supply and demand. In addition, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases, though there is no effective and available hedging technique for steel. The Company’s results of operations may be

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
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the years ended December 31, 2004 and 2003, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. At December 31, 2004, the Company had foreign exchange contracts with a notional value of approximately $63 million which hedged intercompany loans, recorded balance sheet exposures, and future intercompany/ third party sales and purchases in non-local currencies. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at December 31, 2004 would not materially affect the Company’s financial statements.
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The primary commodities hedged are aluminum, copper and natural gas. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2004, would not materially affect the Company’s financial statements.
The fair value of the Company’s cash and cash equivalents and marketable securities at December 31, 2004, approximated carrying value due to their short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into arrangements with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.
The Company uses floating rate swaps to convert a portion of its $150 million fixed-rate, long-term borrowings into short-term variable interest rates. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities.” A hypothetical decrease of 10% in the floating rate would not materially affect the Company’s financial statements. See discussion in “Liquidity — Long-term debt.”
At December 31, 2004, the fair value of Amounts due banks approximated the carrying values due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at December 31, 2004, and was not materially different from the year-end carrying value.

Item 8. Financial Statements and Supplementary Data
The response to this item is submitted in a separate section of this report following the signature page.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004.
The Company’s assessment of effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls or in other factors that occurred during the fourth quarter of 2004 that materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Items 10 - 14
A definitive proxy statement will be filed pursuant to Regulation 14A of the Securities Exchange Act prior to May 2, 2005. Therefore, information required under this part, unless set forth below, is incorporated herein by reference from such definitive proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

John M. Stropki, Jr.	54	Chairman of the Board since October 13, 2004; director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from 2003-June 3, 2004; Executive Vice President from 1995-June 3, 2004; President North America 1996-2003.
Vincent K. Petrella	44	Vice President, Chief Financial Officer and Treasurer commencing February 4, 2004; Vice President, Corporate Controller 2001-2003.
Frederick G. Stueber	51	Senior Vice President, General Counsel and Secretary since 1996.
James E. Schilling	68	Senior Vice President, Corporate Development since 1999; Director, Business Development since 1998; prior thereto, General Manager, Strategic Management of CBS Corporation (Westinghouse Electric Corp. prior to 1997) from 1993-1998.
George D. Blankenship	42	Vice President, Engineering and Quality Assurance of The Lincoln Electric Company since January 1, 2000.
Gretchen A. Farrell	42	Vice President, Human Resources of The Lincoln Electric Company since March 1, 2003.
The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.
Anthony A. Massaro retired from the Company on October 30, 2004. Prior to that, he served as President and Chief Executive Officer until June 3, 2004 and as Chairman and a member of the Board until October 13, 2004. He retired with an expression of support for the current Board and management.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets – December 31, 2004 and 2003
Consolidated Statements of Income – Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits

Exhibit No.		Description

3	(a)	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).
3	(b)	Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(a)	Credit Agreement dated December 17, 2004 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc., Lincoln Global, Inc., the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Administrative Agent (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 22, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(b)	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(c)	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002 (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(d)	Lincoln Electric Holdings, Inc. 1998 Stock Plan (as amended, restated and renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. Proxy Statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(e)	The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(f)	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).
10	(g)	Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002), including Amendment Nos. 1 and 2 (filed as Exhibit 10(g) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(h)	Amendment No. 3 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.		Description

10	(i)	Amendment No. 4 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 18, 2005, SEC File No. 0-1402 and incorporated by reference and made a part hereof).
10	(j)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(h) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(k)	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(l)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(i) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(m)	Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed herewith).
10	(n)	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(o)	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(p)	Description of Long-Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(q)	Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(r)	Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Stropki and Stueber) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(s)	Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(t)	Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(u)	Retirement Letter from Anthony A. Massaro to Lincoln Electric Holdings, Inc. dated October 13, 2004 (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 18, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10 (v)	Letter Agreement between John M. Stropki, Jr. and Lincoln Electric Holdings, Inc. dated October 12, 2004 (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 18, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10 (w)	2005 Deferred Compensation Plan for Executives dated December 30, 2004 (filed as Exhibit 10.4 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification by the President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR. John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) March 3, 2005	/s/ VINCENT K. PETRELLA Vincent K. Petrella, Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) March 3, 2005

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for HAROLD ADAMS Harold Adams, Director March 3, 2005	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for DAVID H. GUNNING David H. Gunning, Director March 3, 2005

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for RANKO CUCUZ Ranko Cucuz, Director March 3, 2005	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for PAUL E. LEGO Paul E. Lego, Director March 3, 2005

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for ROBERT J. KNOLL Robert J. Knoll, Director March 3, 2005	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for KATHRYN JO LINCOLN Kathryn Jo Lincoln, Director March 3, 2005

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for G. RUSSELL LINCOLN G. Russell Lincoln, Director March 3, 2005	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for HELLENE S. RUNTAGH -------------------------------------------------- Hellene S. Runtagh, Director March 3, 2005

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for GEORGE H. WALLS, JR. George H. Walls, Jr., Director March 3, 2005

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2) AND ITEM 15(c) AND 15(d)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENT SCHEDULE
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2004
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, that Lincoln Electric Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Lincoln Electric Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 16, 2005

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(In thousands of
	dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,819	$113,885
Marketable securities	50,500	61,621
Accounts receivable (less allowance for doubtful accounts of $9,295 in 2004; $8,101 in 2003)	219,496	167,592
Inventories
Raw materials	94,743	51,850
In-process	25,082	22,378
Finished goods	116,450	99,481

	236,275	173,709
Deferred income taxes	3,794	13,789
Other current assets	34,716	24,811

TOTAL CURRENT ASSETS	637,600	555,407
PROPERTY, PLANT AND EQUIPMENT
Land	18,034	15,900
Buildings	184,008	161,215
Machinery and equipment	553,203	501,851

	755,245	678,966
Less: accumulated depreciation and amortization	439,129	396,631

	316,116	282,335
OTHER ASSETS
Prepaid pension costs	3,585	2,932
Equity investments in affiliates	36,863	34,251
Intangibles, net	12,623	12,409
Goodwill	15,849	4,531
Deferred income taxes	1,084	7,279
Other	35,444	29,722

	105,448	91,124

TOTAL ASSETS	$1,059,164	$928,866

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(In thousands of
	dollars, except
	share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$2,561	$1,267
Trade accounts payable	111,154	77,301
Accrued employee compensation and benefits	37,036	27,639
Accrued expenses	15,953	14,172
Taxes, including income taxes	35,789	35,637
Accrued pensions, current	21,163	30,000
Dividends payable	7,498	6,497
Other current liabilities	30,992	17,511
Current portion of long-term debt	882	3,060

TOTAL CURRENT LIABILITIES	263,028	213,084
Long-term debt, less current portion	163,931	169,030
Accrued pensions	14,457	27,767
Deferred income taxes	18,227	21,841
Other long-term liabilities	22,244	18,636
SHAREHOLDERS’ EQUITY
Preferred shares, without par value – at stated capital amount: Authorized – 5,000,000 shares in 2004 and 2003; Issued and Outstanding – none	—	—
Common shares, without par value – at stated capital amount: Authorized – 120,000,000 shares in 2004 and 2003; Issued – 49,282,306 shares in 2004 and 2003; Outstanding – 41,646,657 shares at December 31, 2004 and 40,604,963 shares at December 31, 2003	4,928	4,928
Additional paid-in capital	117,593	107,717
Retained earnings	673,010	623,898
Accumulated other comprehensive loss	(58,678)	(77,277)
Treasury shares, at cost – 7,635,649 shares as of December 31, 2004 and 8,677,343 shares as of December 31, 2003	(159,576)	(180,758)

TOTAL SHAREHOLDERS’ EQUITY	577,277	478,508

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,059,164	$928,866

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2004	2003	2002

	(In thousands of dollars, except
	per share data)
Net sales	$1,333,675	$1,040,589	$994,077
Cost of goods sold	971,317	759,924	694,052

Gross profit	362,358	280,665	300,025
Selling, general & administrative expenses	256,616	210,703	198,035
Rationalization charges	2,440	1,743	10,468

Operating income	103,302	68,219	91,522
Other income (expense):
Interest income	3,071	3,187	3,239
Equity earnings in affiliates	4,005	2,923	1,858
Other income	3,542	3,022	380
Interest expense	(6,143)	(8,124)	(9,056)

Total other income (expense)	4,475	1,008	(3,579)

Income before income taxes and the cumulative effect of a change in accounting principle	107,777	69,227	87,943
Income taxes	27,181	14,685	21,061

Income before the cumulative effect of a change in accounting principle	80,596	54,542	66,882
Cumulative effect of a change in accounting principle, net of tax	—	—	(37,607)

Net income	$80,596	$54,542	$29,275

Per share amounts:
Basic earnings per share
Basic earnings per share before the cumulative effect of a change in accounting principle	$1.96	$1.32	$1.58
Cumulative effect of a change in accounting principle, net of tax	—	—	(.89)

Basic earnings per share	$1.96	$1.32	$0.69

Diluted earnings per share
Diluted earnings per share before the cumulative effect of a change in accounting principle	$1.94	$1.31	$1.56
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.88)

Diluted earnings per share	$1.94	$1.31	$0.68

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income (Loss)	Shares	Total

	(In thousands of dollars, except per share data)
Balance January 1, 2002	$4,928	$105,380	$594,701	$(66,726)	$(139,585)	$498,698
Comprehensive income
Net income			29,275			29,275
Minimum pension liability adjustment, net of tax of $48,206				(79,697)		(79,697)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax				(246)		(246)
Currency translation adjustment				14,319		14,319

Total comprehensive loss						(36,349)
Cash dividends declared – $0.61 per share			(25,769)			(25,769)
Issuance of shares under benefit plans		857	(712)		4,018	4,163
Purchase of shares for treasury					(11,590)	(11,590)

Balance December 31, 2002	4,928	106,237	597,495	(132,350)	(147,157)	429,153
Comprehensive income
Net income			54,542			54,542
Minimum pension liability adjustment, net of tax of $12,204				18,622		18,622
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax				496		496
Currency translation adjustment				35,955		35,955

Total comprehensive income						109,615
Cash dividends declared – $0.64 per share			(26,443)			(26,443)
Issuance of shares under benefit plans		1,480	(1,696)		8,343	8,127
Purchase of shares for treasury					(41,944)	(41,944)

Balance December 31, 2003	4,928	107,717	623,898	(77,277)	(180,758)	478,508
Comprehensive income
Net income			80,596			80,596
Minimum pension liability adjustment, net of tax of $1,243				(532)		(532)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax				(714)		(714)
Currency translation adjustment				19,845		19,845

Total comprehensive income						99,195
Cash dividends declared – $0.69 per share			(28,490)			(28,490)
Issuance of shares under benefit plans		9,876	(2,994)		25,550	32,432
Purchase of shares for treasury					(4,368)	(4,368)

Balance December 31, 2004	$4,928	$117,593	$673,010	$(58,678)	$(159,576)	$577,277

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2004	2003	2002

	(In thousands of dollars)
OPERATING ACTIVITIES
Net income	$80,596	$54,542	$29,275
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	—	37,607
Rationalization charges	2,440	1,743	10,468
Depreciation and amortization	40,182	37,650	37,040
Equity earnings of affiliates, net	(3,001)	(2,923)	(1,858)
Deferred income taxes	9,473	14,461	4,987
Stock-based compensation	4,145	264	—
Amortization of terminated interest rate swaps	2,117	1,311	—
Other non-cash items, net	(445)	(1,552)	(5,267)
Changes in operating assets and liabilities net of effects from acquisitions:
(Increase) decrease in accounts receivable	(35,258)	1,115	8,786
(Increase) decrease in inventories	(47,779)	11,072	6,636
(Increase) decrease in other current assets	(6,632)	(3,087)	5,452
Increase (decrease) in accounts payable	3,916	7,229	(8,126)
Increase (decrease) in other current liabilities	16,247	10,343	(2,032)
Contributions to pension plans	(33,153)	(43,308)	(21,400)
Increase in non-current accrued pensions	16,913	11,464	9,549
Gross change in other long-term assets and liabilities	1,499	(4,637)	(7,519)

NET CASH PROVIDED BY OPERATING ACTIVITIES	51,260	95,687	103,598
INVESTING ACTIVITIES
Capital expenditures	(56,441)	(34,840)	(27,909)
Acquisitions of businesses and equity investments	(11,815)	(3,693)	(8,010)
Proceeds from sale of fixed assets	3,588	2,739	2,052
Sales (purchases) of marketable securities, net	6,125	48,650	(110,290)
Other	53	193	391

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(58,490)	13,049	(143,766)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	27	83	3,688
Payments on short-term borrowings	(123)	(83)	(10,926)
Amounts due banks – net	(2,349)	(2,959)	(7,114)
Proceeds from termination of interest rate swaps	—	10,613	—
Proceeds from long-term borrowings	—	—	150,172
Payments on long-term borrowings	(5,178)	(15,086)	(13,661)
Issuance of shares from treasury	22,555	6,729	3,294
Purchase of shares for treasury	(4,368)	(41,944)	(11,590)
Cash dividends paid	(27,485)	(26,688)	(25,390)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(16,921)	(69,335)	88,473
Effect of exchange rate changes on cash and cash equivalents	3,085	3,683	(997)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,066)	43,084	47,308
Cash and cash equivalents at beginning of year	113,885	70,801	23,493

CASH AND CASH EQUIVALENTS AT END OF YEAR	$92,819	$113,885	$70,801

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2004
NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries and all non-majority owned entities for which it has a controlling interest (the “Company”) after elimination of all intercompany accounts, transactions and profits. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in Other long-term liabilities.
Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Marketable Securities: The Company’s marketable securities are classified as available-for-sale securities and are carried at fair value. The Company’s marketable securities consist of debt securities issued by various state and municipal agencies which have contractual maturities between 2 and 30 years. These securities can be tendered and interest rates are reset on a periodic basis of no more than 90 days. Interest income related to these securities is recognized when earned and is reported in the Interest income line of the income statement.
Accounts Receivable: The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.
Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2004 and 2003, approximately 47% and 46%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $61,442 at December 31, 2004 and $40,554 at December 31, 2003.
Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Historically, the Company’s reserves have approximated actual experience.
Equity Investments: Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. Under the equity method, the investment is carried at cost plus the Company’s proportionate share of the net income or loss of the business since the date of acquisition reduced by dividends received. These investments are reported in the Equity investments in affiliates line of the balance sheet.
Property, Plant and Equipment: Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation and amortization are computed by both accelerated and straight-line methods over useful lives ranging from 3 to 20 years for machinery, tools and equipment, and up to 50 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur.
Routine maintenance, repairs and replacements are expensed as incurred.
Goodwill and Intangibles: Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over periods not exceeding 40 years. Goodwill had previously been tested for impairment under the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”)  No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of.” Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
Intangible Assets.” SFAS No. 142 requires cessation of goodwill amortization and an annual test for impairment of goodwill and other intangibles. An impairment exists when the carrying amount of goodwill exceeds its fair value. As a result of the adoption, the Company recorded a goodwill impairment charge of $37,607, net of tax in the first quarter of 2002.
The Company performs its annual impairment test in the fourth quarter of each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to discount those estimated cash flows. The Company performed its annual impairment test in the fourth quarters of 2004, 2003 and 2002 and determined there was no additional impairment of the remaining goodwill. In addition, goodwill will be tested as necessary if changes in circumstances or the occurrence of certain events indicate potential impairment.
The changes in the carrying amount of goodwill by segment for the year ended December 31, 2004 are as follows:

		Other
	Europe	Countries	Consolidated

Balance as of January 1, 2003	$4,095	$—	$4,095
Foreign exchange effect on prior balances	436	—	436

Balance as of January 1, 2004	4,531	—	4,531
Additions and adjustments	(701)	11,281	10,580
Foreign exchange effect on prior balances	738	—	738

Balance as of December 31, 2004	$4,568	$11,281	$15,849

The additions to goodwill in 2004 primarily relate to the acquisitions in China (See Note K).
Intangible assets, other than goodwill consist primarily of patents and trademarks which are recorded at cost. Intangibles other than goodwill that do not have indefinite lives are amortized on a straight-line method over the legal or estimated life. Those intangibles with indefinite lives are not amortized and are tested annually for impairment.
Gross intangible assets other than goodwill as of December 31, 2004 and 2003 were $26,716 and $24,612, respectively, which included accumulated amortization of $14,093 and $12,204, respectively. Aggregate amortization expense was $1,054, $1,097 and $1,028 for 2004, 2003 and 2002, respectively.
Long-lived Assets: The Company evaluates long-lived assets for impairment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144 the carrying value of long-lived assets is reviewed if facts and circumstances indicate a potential impairment of carrying value may have occurred utilizing relevant cash flow and profitability information. Impairment losses are recorded when the undiscounted cash flows estimated to be generated by those assets are less than carrying amounts.
Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The changes in the carrying amount of product warranty reserves for the years ended December 31, 2004 and 2003 were as follows:

	Balance at	Charged to		Balance
	beginning	costs and		at end of
	of period	expenses	Deductions	period

Year ended December 31, 2004	$5,893	$7,403	$(6,496)	$6,800
Year ended December 31, 2003	$6,012	$5,581	$(5,700)	$5,893

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue Recognition: The Company recognizes revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue recognition generally occurs at the point of shipment; however in certain instances as shipping terms dictate, revenue is recognized at the point of destination.
Distribution Costs: Distribution costs, including warehousing and freight related to product shipments, is included in Cost of goods sold.
Stock-Based Compensation: Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123 “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. All employee stock option grants beginning January 1, 2003 are expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company elected to expense stock options using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense is recognized in any year for options issued prior to adoption. The adoption of SFAS No. 148 did not have a material impact on the financial statements of the Company in 2003. The earnings per share effect of all stock-based awards was approximately $0.06 per share in 2004.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
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

	2004	2003	2002

Net income, as reported	$80,596	$54,542	$29,275
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,529	160	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(4,433)	(3,146)	(3,061)

Pro forma net income	$78,692	$51,556	$26,214

Earnings per share:
Basic, as reported	$1.96	$1.32	$0.69
Basic, pro forma	$1.91	$1.25	$0.62
Diluted, as reported	$1.94	$1.31	$0.68
Diluted, pro forma	$1.89	$1.24	$0.61
Weighted-average number of shares (in thousands):
Basic	41,189	41,386	42,259
Diluted	41,643	41,502	42,799
Translation of Foreign Currencies: Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the date of the consolidated balance sheet; revenue and expense accounts are translated at

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
monthly exchange rates. Translation adjustments are reflected as a component of Shareholders’ equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts, and translation adjustments are included in net income.
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $1,514 in 2004, $3,220 in 2003 and $1,400 in 2002.
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
For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income with offsetting amounts recorded as Other current assets or Other current liabilities. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries. For derivative instruments not designated as hedges, the gain or loss from changes in their fair values is recognized in earnings.
Research and Development: Research and development costs are expensed as incurred, and totaled $20,016 in 2004, $19,175 in 2003 and $19,150 in 2002.
Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.
Reclassification: Certain reclassifications have been made to prior year financial statements to conform to current year classifications.
New Accounting Pronouncements: Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service periods. This Statement also requires liabilities associated with disposal activities be recorded when incurred instead of when probable as previously required by SFAS No. 5 “Accounting for Contingencies.” These liabilities are adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability is accreted and charged to expense as an operating item. The adoption of this Statement did not have a material impact on the financial statements of the Company.
In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. Interpretation No. 46 also requires consolidation of

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
a VIE by an enterprise that holds such a controlling interest. The effective date for this Interpretation for the Company as amended by FASB Staff Position No. FIN 46-6, was March 31, 2004. The adoption of this Interpretation did not have an impact on the financial statements of the Company.
Effective December 31, 2003, the Company adopted SFAS No. 132 (revised) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 requires additional disclosures relating to pensions and other postretirement benefits. The Company has made the required disclosures in these financial statements. The adoption of this Statement did not have an impact on the Financial Statements of the Company (see Note I).
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and eliminates the pro forma disclosure option allowed under SFAS No. 123. All public companies must adopt the new standard, including those companies that previously adopted FAS 123. SFAS No. 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is currently evaluating the impact of this Statement on the financial statements of the Company.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this statement on the financial statements of the Company.
Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.
FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.
FSP No. 109-2, provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
Other: Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $46,454 in 2004, $26,248 in 2003 and $32,218 in 2002.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE B – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	2004	2003	2002

Numerator:
Income before the cumulative effect of a change in accounting principle	$80,596	$54,542	$66,882
Cumulative effect of a change in accounting principle, net of tax	—	—	(37,607)

Net income	$80,596	$54,542	$29,275

Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	41,189	41,386	42,259
Effect of dilutive securities — Employee stock options	454	116	540

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	41,643	41,502	42,799

Basic earnings per share
Income before the cumulative effect of a change in accounting principle	$1.96	$1.32	$1.58
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.89)

Basic earnings per share	$1.96	$1.32	$0.69

Diluted earnings per share
Income before the cumulative effect of a change in accounting principle	$1.94	$1.31	$1.56
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.88)

Diluted earnings per share	$1.94	$1.31	$0.68

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the exercise price of the options exceeds the weighted average market price of the Company’s common stock. The calculation of diluted earnings per share for 2004 and 2003 excludes 671,358 and 1,770,381 shares, respectively. There was no common stock issuable upon the exercise of employee stock options excluded from the calculation of diluted earnings per share in 2002.
NOTE C – SHAREHOLDERS’ EQUITY
The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2004, the Company purchased 153,972 shares of its common stock on the open market at an average cost of $28.37 per share. During the fourth quarter of 2003, the Company purchased 1,108,122 shares of its common stock from the Lincoln Foundation, Inc. in a privately negotiated block transaction. These shares were purchased at a price of $23.08 per share, a 6% discount from the average of the high and low prices of the previous day. Total shares purchased under the share repurchase programs were 9,811,783 shares at an average cost of $20.74 per share through December 31, 2004.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized Gain
			(Loss) on
	Minimum		Derivatives	Total
	Pension		Designated and	Accumulated
	Liability	Currency	Qualified as Cash	Other
	Adjustment,	Translation	Flow Hedges,	Comprehensive
	net of tax	Adjustment	net of tax	(Loss) Income

Balance January 1, 2002	$(1,735)	$(65,217)	$226	$(66,726)
Other comprehensive (loss) income	(79,697)	14,319	(246)	(65,624)

Balance December 31, 2002	(81,432)	(50,898)	(20)	(132,350)
Other comprehensive income	18,622	35,955	496	55,073

Balance December 31, 2003	(62,810)	(14,943)	476	(77,277)
Other comprehensive (loss) income	(532)	19,845	(714)	18,599

Balance December 31, 2004	$(63,342)	$4,902	$(238)	$(58,678)

NOTE E – STOCK PLANS
The 1998 Stock Plan (“Stock Plan”), as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares for 5,000,000 shares of Company stock to key employees over a ten-year period.
The following table summarizes the activity for the three years ended December 31, 2004, under all Plans:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	3,310,876	$20.67	3,179,471	$19.34	2,736,251	$18.12
Options, tandem appreciation rights and deferred shares granted	524,750	$35.23	604,036	$23.33	669,900	$22.97
Options exercised	(1,194,366)	$18.93	(435,220)	$14.92	(222,246)	$15.21
Options canceled	(7,118)	$22.32	(37,411)	$21.94	(4,434)	$19.57

Balance, end of year	2,634,142	$24.38	3,310,876	$20.67	3,179,471	$19.34

Exercisable at end of year	1,787,310	$21.46	2,148,182	$19.36	1,875,464	$18.29
During 1996, options for 335,180 shares were granted to employees in settlement of a lawsuit over performance awards relating to prior years. Exercise prices are $15.00 and $17.00 per share. These options are exercisable over five- and ten-year periods and are fully vested, non-qualified and non-transferable. At December 31, 2004 and 2003, there were 8,262 and 64,138, respectively, of these options outstanding.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE E – STOCK PLANS (continued)
Options granted under both the Stock Plan and its predecessor, the 1988 Incentive Equity Plan are outstanding for a term of ten years from the date of grant. The majority of the options and TARs granted under both plans vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s shares at the date of grant. As described under Note A – “Stock-Based Compensation,” effective January 1, 2003, the Company elected to expense options under SFAS No. 123. Options are expensed ratably over the vesting period. Prior to 2003, the Company recorded stock-based compensation in accordance with the intrinsic value method established by APB Opinion No. 25. Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized for stock options issued prior to 2003.
In estimating the fair value of options granted for the Stock Plan and the Incentive Equity Plan, the expected option life is based on the Company’s historical experience. The Company uses the Black-Scholes option pricing model for estimating fair values of options. The weighted-average assumptions are as follows:

	2004	2003	2002

Expected volatility	27.80%	37.23%	43.50%
Dividend yield	2.04%	2.92%	2.76%
Risk-free interest rate	3.71%	3.20%	3.60%
Expected option life	4.6	5.0	5.0
Weighted-average fair value of options granted during the year	$8.49	$6.83	$7.63
Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. During 2003, 396,000 TARs were issued.
Under the Stock Plan, restricted or deferred shares may be granted at no cost to certain key officers and employees. Upon issuance of restricted or deferred shares, the Company records unearned compensation equal to the fair market value of the Company’s stock on the grant date. Unearned compensation is amortized ratably over the vesting period, which is three years. Restricted shares are entitled to voting, dividend and other ownership rights; however, sale or transfer of ownership is prohibited during the vesting period as there is a substantial risk of forfeiture. Deferred shares do not transfer ownership until the end of the service period (vesting period) and are not entitled to voting or other ownership rights, except that dividends on deferred shares may be deferred and payable at the end of the service period, at the election of the Board. The Company issued 8,411 deferred shares during 2003 at a weighted-average cost of $23.78 per share. No

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE E – STOCK PLANS (continued)
deferred shares were issued during 2004. The Company has no restricted shares outstanding as of December 31, 2004.
The Stock Option Plan for Non-Employee Directors (“Directors Stock Option Plan”) provides for the grant of stock options for the purchase of up to an aggregate of 500,000 Common Shares. Options issued under this Plan were 18,000 in 2004, 34,000 in 2003 and 30,000 in 2002.
At December 31, 2004, there were 1,464,449 shares of common stock available for future grant under all plans, and the weighted-average remaining contractual life of outstanding options was 6.5 years. The following table summarizes information about stock options outstanding as of December 31, 2004:

	Outstanding		Exercisable

		Weighted-		Weighted-	Weighted-
Exercise Price	Number	Average	Number	Average	Average
Range	of Options	Exercise Price	of Options	Exercise Price	Remaining Life

$13 - $17	175,335	$13.57	175,335	$13.57	5.6
$17 - $21	230,350	$19.10	230,350	$19.10	4.1
$21 - $25	1,661,707	$22.92	1,339,625	$22.78	7.4
$25 - $29	42,000	$25.45	42,000	$25.45	8.4
$29 - $33	30,000	$31.90	—	—	9.5
Over $33	494,750	$35.43	—	—	9.9

	2,634,142		1,787,310
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 2,689, 3,736 and 53,035 shares purchased in 2004, 2003 and 2002, respectively.
NOTE F – RATIONALIZATION CHARGES
In the fourth quarter of 2004, the Company committed to a plan to rationalize machine manufacturing (the “Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the Rationalization, the Company intends to transfer machine manufacturing currently taking place at LE France to other facilities. The Company has committed to the Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the Rationalization, the Company expects to incur a charge of approximately $3,719 (pre-tax), of which $1,104 (pre-tax) was incurred in the fourth quarter of 2004. Employee severance costs associated with the termination of approximately 43 of LE France’s 179 employees represent $2,510 (pre-tax) of the total. Employee severance costs totaling $1,036 (pre-tax) were incurred in the fourth quarter of 2004. Costs not related to employee severance are expected to total $1,209 (pre-tax) and will be expensed as incurred in 2005. These non employee severance costs include warehouse relocation costs, professional fees and other expenses. Future cash expenditures resulting from the Rationalization will be $3,701. The Company expects the Rationalization to be completed by the end of 2005. As of December 31, 2004, the Company has recorded a liability of $1,087 for charges related to the Rationalization.
Also in the fourth quarter of 2004, the Company committed to a plan to rationalize sales and distribution at its operations in Norway and Sweden (the “Nordic Rationalization”). In connection with the Nordic Rationalization, the Company intends to consolidate the sales and distribution operations that were in Norway and Sweden into other facilities in Europe to improve efficiencies. In connection with the Nordic Rationalization, the Company expects to incur a charge of $1,454 (pre-tax), of which $1,336 (pre-tax) was incurred in the

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE F – RATIONALIZATION CHARGES (continued)
fourth quarter of 2004. Employee severance costs associated with the termination of approximately 13 employees represent $670 (pre-tax) of the total. Severance costs incurred in the fourth quarter of 2004 were $588 (pre-tax). The remaining costs will be incurred in 2005. Costs not related to employee severance are expected to total $784 (pre-tax) and include warehouse relocation costs, professional fees and other expenses. Of these costs, $747 (pre-tax) was incurred in 2004. The remaining amounts will be expensed as incurred in 2005. Future cash expenditures resulting from the Nordic Rationalization will be approximately $963 (pre-tax). The Company expects the Nordic Rationalization to be completed by the end of the first quarter of 2005. As of December 31, 2004, the Company has recorded a liability of $863 for charges related to the Nordic Rationalization.
During the first quarter of 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges include asset impairments and severance. Non-cash asset impairment charges of $900 relate to property, plant and equipment at one of the Company’s European subsidiaries where management believes the carrying values are unrecoverable. Severance charges were $843 primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency. As of December 31, 2004, all material severance payments had been paid.
During the first quarter of 2002, the Company recorded rationalization charges of $10,468 ($7,045 after-tax). The rationalization charges were principally related to a voluntary retirement program affecting approximately 3% of the Company’s U.S. workforce and asset impairment charges. Workforce reduction charges were $5,353, while non-cash asset impairment charges were $5,115. The total number of employees accepting the voluntary retirement program was 108, including 22 salaried and 86 hourly. The asset impairment charges represented write-downs of property, plant and equipment in the North America, Europe and Other countries geographic segments.
NOTE G – SHORT-TERM AND LONG-TERM DEBT
At December 31, 2004 and 2003, long-term debt consisted of the following:

	2004	2003

Senior Unsecured Notes due 2007, interest at 5.58%	$42,490	$43,656
Senior Unsecured Notes due 2009, interest at 5.89%	33,103	33,854
Senior Unsecured Notes due 2012, interest at 6.36%	81,475	81,682
Foreign borrowings (1.6% to 10.0% in 2003)	—	1,508
Capital leases due through 2011, interest at 2.2% to 10.0% (2.6% to 11.77% in 2003)	4,336	7,438
Interest rate swaps	210	390
Other borrowings due through 2023, interest at 2.0% to 4.0%	3,199	3,562

	164,813	172,090
Less current portion	882	3,060

Total	$163,931	$169,030

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. A majority of the proceeds were invested throughout the year in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants,

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE G – SHORT-TERM AND LONG-TERM DEBT (continued)
including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of December 31, 2004, the Company was in compliance with all of its debt covenants.
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. Net payments or receipts under these agreements were recognized as adjustments to interest expense.
On July 24, 2003, the Company entered into floating rate interest rate swap agreements totaling $50,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 201.75 and 226.5 basis points. In April 2004, the Company entered into floating rate interest swap agreements with amounts totaling $60,000, to convert a portion of the outstanding notes from fixed to floating rates based on LIBOR, plus a spread of between 179.75 and 217.9 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other assets, with a corresponding increase in Long-term debt. The fair value of these swaps at December 31, 2004 was $210.
Terminated swaps have increased the values of the Series A Notes from $40,000 to $42,490, the Series B Notes from $30,000 to $33,103 and the Series C Notes from $80,000 to $81,475 as of December 31, 2004. The weighted-average effective rates on the Notes for 2004 and 2003 were 3.07% and 4.27%, respectively.
On December 17, 2004, the Company entered into a new $175,000, five-year revolving Credit Agreement. This agreement replaced the Company’s prior $125,000, three-year revolving credit facility entered into on April 24, 2002. The new Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2004, there are no borrowings under the Credit Agreement.
During April 2002, the Company amended and restated its existing 8.73% Senior Notes due in 2003, which were paid in 2003. The 8.73% Senior Notes were amended and restated so that the affirmative and negative covenants were consistent with the Notes. In addition, the amendment and restatement of the 8.73% Senior Notes added an uncommitted private shelf facility allowing for the issuance of an aggregate of $100,000 of additional senior unsecured notes (the “Shelf Notes”). There were no Shelf Notes issued or outstanding under the private shelf facility as of December 31, 2004.
Short-term borrowings of foreign subsidiaries, included in Amounts due banks, were $2,561 and $1,267 at December 31, 2004 and 2003, at weighted-average interest rates of 8.7% and 7.9%, respectively. At December 31, 2004 and 2003, $4,322 and $6,911 of capital lease indebtedness was secured by property, plant and equipment, respectively, while $1,714 and $1,788 of other indebtedness was secured by property, plant and equipment, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE G – SHORT-TERM AND LONG-TERM DEBT (continued)
Maturities of long-term debt, including payments under capital leases, for the five years succeeding December 31, 2004 are $882 in 2005, $890 in 2006, $43,404 in 2007, $947 in 2008, $33,659 in 2009 and $85,031 thereafter. Total interest paid was $10,797 in 2004, $10,983 in 2003 and $8,343 in 2002. The difference in interest expense compared with interest paid represents the amortization of gain on settlement of interest rate swaps realized in 2003.
NOTE H – INCOME TAXES
The components of income before income taxes are as follows:

	2004	2003	2002

U.S.	$63,064	$45,165	$64,049
Non-U.S.	44,713	24,062	23,894

Total	$107,777	$69,227	$87,943

Components of income tax expense (benefit) are as follows:

	2004	2003	2002

Current:
Federal	$9,787	$(3,414)	$10,687
Non-U.S.	6,004	3,867	4,116
State and local	1,917	(229)	1,271

	17,708	224	16,074
Deferred:
Federal	7,802	13,342	2,733
Non-U.S.	2,021	357	2,511
State and local	(350)	762	(257)

	9,473	14,461	4,987

Total	$27,181	$14,685	$21,061

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes are as follows:

	2004	2003	2002

Statutory rate of 35% applied to pre-tax income	$37,722	$24,230	$30,780
Effect of state and local income taxes, net of federal tax benefit	895	613	569
Taxes (less than) the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	(7,624)	(4,197)	(1,736)
Extraterritorial income exclusion/foreign sales corporation	(803)	(682)	(1,347)
U.S. tax benefit of foreign source income	(2,477)	(3,833)	(6,623)
Other — net	(532)	(1,446)	(582)

Total	$27,181	$14,685	$21,061

Effective tax rate	25.2%	21.2%	23.9%

Total income tax payments, net of refunds, were $7,723 in 2004, $311 in 2003 and $9,818 in 2002.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE H – INCOME TAXES (continued)
Significant components of deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	2004	2003

Deferred tax assets:
Tax loss and credit carryforwards	$20,351	$27,579
Other accruals	7,771	8,493
Employee benefits	9,396	6,843
Pension obligations	12,030	7,108
Other	19,587	22,270

	69,135	72,293
Valuation allowance	(18,636)	(14,089)

	50,499	58,204
Deferred tax liabilities:
Property, plant and equipment	(50,380)	(46,043)
Pension obligations	(999)	(1,104)
Other	(14,548)	(15,516)

	(65,927)	(62,663)

Total	$(15,428)	$(4,459)

At December 31, 2004, certain subsidiaries had tax loss carryforwards of approximately $52,754 that will expire in various years from 2005 through 2019, except for $21,207 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2004 a valuation allowance of $18,636 relating principally to foreign tax loss carryforwards, has been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
The Company is subject to taxation from U.S. federal, state, municipal and international jurisdictions. The calculation of current income tax expense is based on the best information available and involves significant management judgment. The actual income tax liability for each jurisdiction in any year can in some instances be ultimately determined several years after the financial statements are published.
The Company maintains reserves for estimated income tax exposures for many jurisdictions. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may materially differ from these estimates.
The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $2,579 have been provided on earnings of $10,156 that are not expected to be permanently reinvested.
During the fourth quarter of 2004, legislation was passed in the United States entitled “The American Jobs Creation Act of 2004” that permits U.S. corporations to repatriate earnings of foreign subsidiaries at a special

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE H – INCOME TAXES (continued)
one-time effective tax rate of 5.25 percent versus 35 percent (before consideration of a U.S. tax credit for foreign taxes paid). The U.S. Treasury recently issued the first in a series of expected guidance to clarify some provisions of the new law. As currently written and absent additional clarification, the Company will not avail itself to the new law. The Company will reconsider any opportunities under the new law upon issuance of additional Treasury guidance or a Technical Corrections Bill.
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS
The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. For most participants the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. The Company suspended the 35% matching provision from March 2003 until December 2003, reinstating the matching provision effective January 1, 2004. The plan includes a feature in which participants hired after November 1, 1997 will receive an annual Company contribution of 2% of their base pay. The plan allowed employees hired before November 1, 1997, at their election, to receive this contribution in exchange for forfeiting certain benefits under the pension plan. The Company uses a December 31 measurement date for its plans.
The changes in the pension plans’ benefit obligations were as follows:

	2004	2003

Obligation at January 1	$591,501	$531,699
Service cost	16,039	15,383
Interest cost	35,114	34,868
Participant contributions	496	302
Plan amendments	—	1,472
Acquisitions	2,865	—
Actuarial loss	22,635	25,654
Benefit payments	(39,713)	(26,302)
Settlements	2,072	—
Currency translation	3,959	8,425

Obligation at December 31	$634,968	$591,501

The increase in benefit payments in 2004 when compared to 2003 includes a $10,182 lump sum retirement payment for the Company’s past Chairman and CEO.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)
The changes in the fair values of the pension plans’ assets were as follows:

	2004	2003

Fair value of plan assets at January 1	$500,268	$384,080
Actual return on plan assets	56,108	91,952
Employer contributions	33,153	43,308
Participant contributions	496	302
Benefit payments	(27,494)	(26,302)
Currency translation	3,057	6,928

Fair value of plan assets at December 31	$565,588	$500,268

The funded status of the pension plans was as follows:
Funded status (plan assets less than benefit obligations)	$(69,380)	$(91,233)
Unrecognized net loss	139,177	136,512
Unrecognized prior service cost	5,169	8,418
Unrecognized transition assets, net	15	(21)

Net amount recognized	$74,981	$53,676

The minimum pension liability included in Accumulated other comprehensive loss increased $532 (net of tax) in 2004 and decreased $18,622 (net of tax) in 2003.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $565,020, $531,954 and $510,445, respectively, as of December 31, 2004 and $531,347, $499,237 and $453,162, respectively, as of December 31, 2003. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $39,860, $37,515 and $25,573, respectively, as of December 31, 2004 and $23,833, $22,950 and $14,886, respectively, as of December 31, 2003. The total accumulated benefit obligation for all plans was $597,865 as of December 31, 2004 and $553,164 as of December 31, 2003.
A summary of the components of total pension expense was as follows:

	2004	2003	2002

Service cost — benefits earned during the year	$16,039	$15,075	$13,393
Interest cost on projected benefit obligation	35,114	34,989	33,264
Expected return on plan assets	(44,129)	(33,506)	(38,709)
Amortization of transition assets	(35)	(467)	(437)
Amortization of prior service cost	2,748	2,663	1,377
Amortization of net loss	8,511	8,963	1,588
Termination benefits	2,599	—	—

Net pension cost of defined benefit plans	20,847	27,717	10,476
Multi-employer plans	2,916	2,984	2,081
Defined contribution plans	4,921	1,802	4,387

Total net pension expense	$28,684	$32,503	$16,944

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)
The amounts recognized in the consolidated balance sheets were composed of:

	2004	2003

Prepaid pension costs	$3,585	$2,932
Accrued pension liability	(35,620)	(57,767)
Intangible asset	5,181	8,435
Accumulated other comprehensive loss	101,835	100,076

Net amount recognized in the balance sheets	$74,981	$53,676

Weighted-average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2004 and 2003, were as follows:

	2004	2003

Discount rate	5.9%	6.2%
Rate of increase in compensation	4.0%	4.0%
Weighted-average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans as of December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Discount rate	6.2%	6.7%	7.2%
Rate of increase in compensation	4.0%	4.9%	4.9%
Expected return on plan assets	8.6%	8.6%	9.1%
To develop the discount rate assumption to be used, the Company looks to rates of return on high quality, fixed-income investments which match the expected cash flow of future plan obligations. The expected long-term rate of return assumption is based on the weighted-average expected return of the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is determined by the Company based upon annual reviews.
U.S. plan assets consist of fixed income and equity securities. Non-U.S. plan assets are invested in non-U.S. insurance contracts and non-U.S. equity and fixed income securities. For the U.S. plans, asset allocation at December 31, 2004 and 2003, target allocation for 2005 and expected long-term rate of return by asset category are as follows:

		Percentage of
		Plan Assets at		Weighted-Average
	Target	December 31,		Expected
	Allocation			Long-Term
Asset Category	2005	2004	2003	Rate of Return

Equity securities	60% - 70%	66%	67%	9.6% - 10.3%
Debt securities	30% - 40%	34%	33%	4.7% - 7.5%

Total	100%	100%	100%	8.6%

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations come due. Investment management practices must comply with ERISA and all applicable regulations and rulings thereof.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)
The overall investment strategy for the defined benefit pension plans’ assets is to achieve a minimum annual real rate of return of 5.0% (net of investment management fees) over a normal business cycle. The assumption of an acceptable level of risk is warranted in order to achieve satisfactory results consistent with the long-term objectives of the portfolio. Additionally, diversification of investments within each asset class is utilized to further reduce risk and improve returns.
Actual and expected employer contributions for the U.S. plans are as follows:

Employer Contributions

2005 (expected)	$30,000
2004	$30,000
2003	$40,400
The amount to be contributed to the pension plans in 2005 will be determined at the Company’s discretion.
Contributions by participants to certain non-U.S. plans were $496 and $302 for the years ended December 31, 2004 and 2003, respectively.
Expected future benefit payments for the U.S. plans are as follows: 2005 – $28,400, 2006 – $29,500, 2007 – $31,500, 2008 – $32,500, 2009 – $34,100, 2010 through 2014 – $191,000.
The Company participates in multi-employer plans for several of its operations in Europe. Pension expense for these plans is recognized as contributions are funded.
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
The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding products. The Company manages its operations by geographic location and has three reportable segments: North America, Europe and all Other Countries. The Other Countries segment includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. Each reporting segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market sophistication. Segment performance and resource allocation is measured based on income before

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE J – SEGMENT INFORMATION (continued)
interest and income taxes. The accounting policies of the reportable segments are the same as those described in Note A – Significant Accounting Policies. Financial information for the reportable segments follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated

2004:
Net sales to unaffiliated customers	$875,422	$281,133	$177,120	$—	$1,333,675
Inter-segment sales	38,990	27,540	19,743	(86,273)	—

Total	$914,412	$308,673	$196,863	$(86,273)	$1,333,675

Income before interest and income taxes	$72,469	$21,666	$16,690	$24	$110,849
Interest income					3,071
Interest expense					(6,143)

Income before income taxes					$107,777

Total assets	$653,378	$276,262	$188,107	$(58,583)	$1,059,164
Equity investments in affiliates	—	9,543	27,320	—	36,863
Capital expenditures	37,634	10,149	8,658	—	56,441
Depreciation and amortization	27,123	8,646	4,413	—	40,182
2003:
Net sales to unaffiliated customers	$703,999	$226,560	$110,030	$—	$1,040,589
Inter-segment sales	26,805	19,195	14,137	(60,137)	—

Total	$730,804	$245,755	$124,167	$(60,137)	$1,040,589

Income before interest and income taxes	$55,049	$11,191	$8,004	$(80)	$74,164
Interest income					3,187
Interest expense					(8,124)

Income before income taxes					$69,227

Total assets	$623,755	$230,366	$119,082	$(44,337)	$928,866
Equity investments in affiliates	—	7,861	26,390	—	34,251
Capital expenditures	25,611	5,712	3,517	—	34,840
Depreciation and amortization	26,815	7,446	3,477	(88)	37,650
2002:
Net sales to unaffiliated customers	$690,312	$202,373	$101,392	$—	$994,077
Inter-segment sales	23,793	16,457	11,920	(52,170)	—

Total	$714,105	$218,830	$113,312	$(52,170)	$994,077

Income before interest and income taxes	$72,021	$13,503	$7,765	$471	$93,760
Interest income					3,239
Interest expense					(9,056)

Income before income taxes					$87,943

Total assets	$651,872	$204,266	$104,771	$(59,640)	$901,269
Equity investments in affiliates	—	6,140	23,595	—	29,735
Capital expenditures	21,241	4,480	2,188	—	27,909
Depreciation and amortization	27,634	6,040	3,454	(88)	37,040

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE J – SEGMENT INFORMATION (continued)
In 2004, the European segment includes rationalization charges of $2,440 (see Note F). In 2003, the North America segment includes rationalization charges of $540 and the European segment includes rationalization charges of $1,203 (see Note F). The North America segment for 2002 includes rationalization charges of $8,358, while the European and Other Countries segments include rationalization charges of $1,057 and $1,053, respectively.
Inter-segment sales between reportable segments are accounted for at prices comparable to normal customer sales and are eliminated in consolidation. Export sales (excluding intercompany sales) from North America were $89,767 in 2004, $73,622 in 2003 and $71,114 in 2002. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2004.
The geographic split of the Company’s net sales, based on country of origin, and property, plant and equipment was as follows:

	2004	2003	2002

Net sales:
United States	$694,144	$552,362	$549,178
Foreign countries	639,531	488,227	444,899

Total	$1,333,675	$1,040,589	$994,077

Property, plant and equipment:
United States	$167,925	$163,086	$166,339
Foreign countries	150,426	122,000	108,780
Eliminations	(2,235)	(2,751)	(3,266)

Total	$316,116	$282,335	$271,853

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material for disclosure.
NOTE K – ACQUISITIONS
On January 4, 2005, the Company announced the execution of a letter of intent to acquire all of the outstanding stock of the J.W. Harris Co., Inc., a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio with annual sales of approximately $100,000. The transaction is subject to the completion of due diligence and Board approval of a definitive share purchase agreement.
In 2004, the Company invested approximately $12,000 into the Shanghai Kuang Tai Metal Industry Co., Ltd. (“SKB”) to acquire a 70% ownership interest. Subsequent to the acquisition, the Company changed the name of SKB to Shanghai Lincoln Electric (“SLE”). Concurrent with this increased ownership, all China equipment manufacturing will be incorporated into the SLE operations. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China.
Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10,000, net of cash acquired, plus debt assumed of approximately $2,000. The Company began including the results of Rui Tai’s operations in the Company’s 2004 consolidated financial statements in July 2004. Rui Tai is a manufacturer of stick electrodes located in northern China.
The purchase price allocation for these investments resulted in goodwill of approximately $11,000.
The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network,

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE K – ACQUISITIONS (continued)
and strengthen the Company’s expanding market position in the Asia Pacific region. Sales from the date of acquisition for SLE and Rui Tai in 2004 were $24,100 with no significant impact to net income.
On October 30, 2003, the Company purchased the Century and Marquette welding and cutting equipment accessories and the Century battery charger product line of Clore Automotive LLC for approximately $2,900. These products and brands, which are well-recognized in the automotive after-market and retail channels, are complementary to Lincoln’s existing retail and professional products business.
NOTE L – FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company has various financial instruments, including cash and cash equivalents, marketable securities, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies requiring judgment.
The carrying amounts and estimated fair value of the Company’s significant financial instruments at December 31, 2004 and 2003, were as follows:

	December 31, 2004		December 31, 2003

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Cash and cash equivalents	$92,819	$92,819	$113,885	$113,885
Marketable securities	50,500	50,500	61,621	61,621
Amounts due banks	2,561	2,561	1,267	1,267
Long-term debt (including current portion)	164,813	163,854	172,090	174,678
Foreign Exchange Contracts: The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $63,351 and $22,437 at December 31, 2004 and 2003, respectively. The Company would have paid $1,188 at December 31, 2004, and $370 at December 31, 2003, to settle these contracts, representing the fair value of these agreements.
Interest Rate Swap Agreements: At December 31, 2004 and 2003, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $110,000 and $50,000, respectively, of debt from floating to fixed interest rates. The Company would have received $210 and $390 at December 31, 2004 and 2003, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.
NOTE M – OPERATING LEASES
The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $10,817 in 2004, $11,147 in 2003 and $10,150 in 2002.
At December 31, 2004, total future minimum lease payments for noncancelable operating leases are $7,998 in 2005, $4,275 in 2006, $2,249 in 2007, $1,459 in 2008, $1,063 in 2009 and $42 thereafter.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE N – CONTINGENCIES
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. Although defense costs have been increasing, all other costs associated with these claims, including indemnity charges and settlements, have been immaterial to the Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate (exclusive of defense costs), will not have a material adverse impact upon the Company’s consolidated financial statements.
The Company has provided a guarantee on a loan for a joint venture of approximately $4,000 at December 31, 2004 compared to $2,000 at December 31, 2003. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NOTE O – QUARTERLY FINANCIAL DATA (UNAUDITED)

2004	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$306,511	$331,837	$344,333	$350,994
Gross profit	83,928	100,339	92,738	85,353
Income before income taxes	23,631	32,893	32,471	18,782
Net income	18,243	23,726	22,997	15,630
Basic earnings per share	$0.45	$0.58	$0.56	$0.38
Diluted earnings per share	$0.45	$0.57	$0.55	$0.37

2003	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$249,262	$264,971	$256,920	$269,436
Gross profit	67,490	70,079	69,952	73,143
Income before income taxes	15,515	18,156	17,946	17,610
Net income	12,164	14,234	14,070	14,074
Basic earnings per share	$0.29	$0.34	$0.34	$0.34
Diluted earnings per share	$0.29	$0.34	$0.34	$0.34
The quarter ended December 31, 2004 includes a pre-tax charge of $2,440 ($2,061 after-tax) relating to the Company’s rationalization program (See Note F), and $4,525 ($2,828 after-tax) in pension settlement provisions, accrued base pay, bonus, and stock compensation related to the retirement of the Company’s past Chairman and CEO.
The quarter ended March 31, 2003, includes a net pre-tax charge of $1,743 ($1,367 after-tax) relating to the Company’s rationalization program (see Note F).
The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE P – SUBSEQUENT EVENT
On January 4, 2005, the Company announced the execution of a letter of intent to acquire all of the outstanding stock of the J.W. Harris Co., Inc., a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio with annual sales of approximately $100,000. The transaction is subject to the completion of due diligence and Board approval of a definitive share purchase agreement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
(In thousands of dollars)

		Additions

			(1)
			Charged to
	Balance at	Charged to	other		Balance
	beginning	costs and	accounts	(2)	at end
Description	of period	expenses	(describe)	Deductions	of period

Allowance for doubtful accounts:
Year ended December 31, 2004	$8,101	$2,449	$517	$1,772	$9,295
Year ended December 31, 2003	$6,805	$1,584	$768	$1,056	$8,101
Year ended December 31, 2002	$4,811	$5,260	$977	$4,243	$6,805
(1) — Currency translation adjustment.
(2) — Uncollectable accounts written-off, net of recoveries.