Form 10-Q
period 2005-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2005-04-29
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)

(216) 481-8100

(Registrants’ Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐

The number of shares outstanding of the registrant’s common shares as of March 31, 2005 was 41,601,773.

Part I. Financial Information

      Item 1. Financial Statements (Unaudited)

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Net sales	$362,903	$306,511
Cost of goods sold	264,625	222,583

Gross profit	98,278	83,928
Selling, general & administrative expenses	66,902	60,518
Rationalization charges	1,250	—

Operating income	30,126	23,410
Other income (expense):
Interest income	768	625
Equity earnings in affiliates	534	919
Other income	471	400
Interest expense	(1,682)	(1,723)

Total other income	91	221

Income before income taxes	30,217	23,631
Income taxes	7,977	5,388

Net income	$22,240	$18,243

Per share amounts:
Basic earnings per share	$0.53	$0.45

Diluted earnings per share	$0.53	$0.45

Cash dividends declared per share	$0.18	$0.17

     See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	March 31,	December 31,
	2005	2004
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 142,690	$ 92,819
Marketable securities	—	50,500
Accounts receivable (less allowance for doubtful accounts of $8,011 in 2005; $9,295 in 2004)	237,334	219,496
Inventories
Raw materials	80,603	94,743
In-process	31,744	25,082
Finished goods	136,631	116,450

	248,978	236,275
Deferred income taxes	6,814	3,794
Other current assets	33,511	34,716

TOTAL CURRENT ASSETS	669,327	637,600

PROPERTY, PLANT AND EQUIPMENT
Land	17,635	18,034
Buildings	182,630	184,008
Machinery and equipment	554,768	553,203

	755,033	755,245
Less: accumulated depreciation and amortization	443,399	439,129

	311,634	316,116

OTHER ASSETS
Prepaid pension costs	3,425	3,585
Equity investments in affiliates	37,813	36,863
Intangibles, net	13,108	12,623
Goodwill	15,617	15,849
Deferred income taxes	—	1,084
Other	35,622	35,444

	105,585	105,448

TOTAL ASSETS	$1,086,546	$1,059,164

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of dollars, except share data)

	March 31,	December 31,
	2005	2004
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$4,013	$2,561
Trade accounts payable	125,811	111,154
Accrued employee compensation and benefits	39,692	37,036
Accrued expenses	19,387	15,953
Accrued taxes, including income taxes	40,895	35,789
Accrued pensions, current	14,368	21,163
Dividend payable	7,488	7,498
Other current liabilities	30,759	30,992
Current portion of long-term debt	736	882

TOTAL CURRENT LIABILITIES	283,149	263,028

Long-term debt, less current portion	160,402	163,931
Accrued pensions	14,633	14,457
Deferred income taxes	21,764	18,227
Other long-term liabilities	24,247	22,244

SHAREHOLDERS’ EQUITY
Preferred Shares, without par value — at stated capital amount:
Authorized — 5,000,000 shares as of March 31, 2005 and December 31, 2004; Issued and Outstanding — none	—	—
Common Shares, without par value — at stated capital amount:
Authorized — 120,000,000 shares as of March 31, 2005 and December 31, 2004; Issued — 49,282,306 shares as of March 31, 2005 and December 31, 2004; Outstanding — 41,601,773 shares as of March 31, 2005 and 41,646,657 shares as of December 31, 2004	4,928	4,928
Additional paid-in capital	119,247	117,593
Retained earnings	687,654	673,010
Accumulated other comprehensive loss	(67,769)	(58,678)
Treasury shares, at cost — 7,680,533 shares as of March 31, 2005 and 7,635,649 shares as of December 31, 2004	(161,709)	(159,576)

TOTAL SHAREHOLDERS’ EQUITY	582,351	577,277

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,086,546	$1,059,164

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Three months ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$22,240	$18,243
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	1,250	—
Depreciation and amortization	10,316	9,413
Equity earnings of affiliates, net	(534)	(919)
Deferred income taxes	2,138	3,069
Stock-based compensation	1,254	643
Amortization of terminated interest rate swaps	(522)	(528)
Other non-cash items, net	(30)	396
Changes in operating assets and liabilities:
Increase in accounts receivable	(21,633)	(35,370)
Increase in inventories	(17,226)	(6,446)
Increase in other current assets	(251)	(1,461)
Increase in accounts payable	16,843	19,312
Increase in other current liabilities	15,155	11,633
Contributions to pension plans	(10,000)	(10,000)
Increase in non-current accrued pensions	417	4,278
Gross change in other long-term assets and liabilities	(1,504)	(340)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,913	11,923

INVESTING ACTIVITIES
Capital expenditures	(9,722)	(8,782)
Proceeds from sale of fixed assets	61	217
Sales of marketable securities	65,500	15,000
Purchases of marketable securities	(15,000)	(4,000)
Other	—	54

NET CASH PROVIDED BY INVESTING ACTIVITIES	40,839	2,489

FINANCING ACTIVITIES
Payments on short-term borrowings	(24)	—
Amounts due banks, net	2,893	(213)
Payments on long-term borrowings	(201)	(747)
Issuance of shares from treasury for stock options	1,809	4,279
Purchase of shares for treasury	(4,049)	(843)
Cash dividends paid	(7,496)	(6,497)

NET CASH (USED) BY FINANCING ACTIVITIES	(7,068)	(4,021)
Effect of exchange rate changes on cash and cash equivalents	(1,813)	(723)

INCREASE IN CASH AND CASH EQUIVALENTS	49,871	9,668
Cash and cash equivalents at beginning of year	92,819	113,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,690	$123,553

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
March 31, 2005

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE B — STOCK-BASED COMPENSATION

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” All employee stock option grants beginning January 1, 2003 are expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to 2003.

The 1998 Stock Plan as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares for 5,000,000 shares of Company stock to key employees over a ten-year period.

Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during the three months ended March 31, 2005.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. No restricted or deferred shares were issued during the three months ended 2005 or 2004. The Company has no restricted shares outstanding as of March 31, 2005.

The Company issued 90,766 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2005.

The following table sets forth the pro forma disclosure of net income and earnings per share as if compensation expense had been recognized for the fair value of options granted prior to January 1, 2003. For purposes of this pro forma disclosure, the estimated fair value of the options granted prior to January 1, 2003 was determined using the Black-Scholes option pricing model and is amortized ratably over the vesting periods.

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$22,240	$18,243
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	784	392
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(1,365)	(949)

Pro forma net income	$21,659	$17,686

Earnings per share:
Basic, as reported	$0.53	$0.45
Basic, pro forma	$0.52	$0.43
Diluted, as reported	$0.53	$0.45
Diluted, pro forma	$0.51	$0.43
Weighted average number of shares outstanding (in thousands):
Basic	41,676	40,715
Diluted	42,088	40,880

NOTE C — GOODWILL AND INTANGIBLE ASSETS

There were no additions or impairments of goodwill during the first quarter of 2005. The changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2005 are as follows:

		Other
	Europe	Countries	Consolidated
Balance as of December 31, 2004	$4,568	$11,281	$15,849
Foreign exchange effect on prior balances	(232)	—	(232)

Balance as of March 31, 2005	$4,336	$11,281	$15,617

Gross intangible assets other than goodwill as of March 31, 2005 and December 31, 2004 were $26,905 and $26,716, respectively, and included accumulated amortization of $13,797 and $14,093, respectively. Aggregate amortization expense was $260 and $190 for the three months ended March 31, 2005 and 2004, respectively.

NOTE D — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Numerator:
Net income	$22,240	$18,243
Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	41,676	40,715
Effect of dilutive securities — Employee stock options	412	165

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	42,088	40,880

Basic earnings per share	$0.53	$0.45

Diluted earnings per share	$0.53	$0.45

NOTE E — COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended
	March 31,
	2005	2004
Net income	$22,240	$18,243
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	(461)	300
Currency translation adjustment	(8,630)	(3,843)

Comprehensive income	$13,149	$14,700

NOTE F — INVENTORY VALUATION

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $62,563 at March 31, 2005 and $61,442 at December 31, 2004.

NOTE G — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at March 31, 2005 and March 31, 2004 include accruals for year-end bonuses and related payroll taxes of $15,929 and $12,158, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from March 31, 2004 to March 31, 2005 is due to the increase in profitability of the Company.

NOTE H — SEGMENT INFORMATION

Effective April 1, 2004, the Company realigned its reporting segments to better reflect the way management assesses and manages operations. The realignment consisted of moving the Company’s Canadian operations from the Other Countries segment and combining it with the businesses previously reported as the United States segment to create the North America reporting segment. Prior period information has been reclassified to reflect this realignment.

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended March 31, 2005:
Net sales to unaffiliated customers	$231,518	$79,921	$51,464	$—	$362,903
Inter-segment sales	16,624	6,063	2,260	(24,947)	—

Total	$248,142	$85,984	$53,724	$(24,947)	$362,903

Income before interest and income taxes	$22,151	$6,228	$2,622	$130	$31,131
Interest income					768
Interest expense					(1,682)

Income before income taxes					$30,217

Total assets	$725,824	$264,766	$197,501	$(101,545)	$1,086,546

Three months ended March 31, 2004:
Net sales to unaffiliated customers	$205,710	$68,203	$32,598	$—	$306,511
Inter-segment sales	7,611	6,108	3,435	(17,154)	—

Total	$213,321	$74,311	$36,033	$(17,154)	$306,511

Income before interest and income taxes	$18,274	$3,233	$3,156	$66	$24,729
Interest income					625
Interest expense					(1,723)

Income before income taxes					$23,631

Total assets	$683,171	$230,046	$124,498	$(74,710)	$963,005

The Europe segment includes rationalization charges of $1,250 in the three months ended March 31, 2005 (see Note I). There were no rationalization charges incurred for the three months ended March 31, 2004.

NOTE I — RATIONALIZATION CHARGES

In the fourth quarter of 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company intends to transfer machine manufacturing currently taking place at LE France to other facilities. The Company has committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company expects to incur a charge of approximately $3,327 (pre-tax), of which $1,188 (pre-tax) was incurred in the first quarter of 2005 and $2,292 (pre-tax) has been incurred to date. Employee severance costs associated with the termination of approximately 39 of LE France’s 179 employees are expected to be approximately $2,190 (pre-tax), of which $1,087 (pre-tax) was incurred in the first quarter of 2005 and $2,123 (pre-tax) has been incurred to date. Costs not related to employee severance are expected to total $1,137 (pre-tax) of which $169 (pre-tax) has been incurred to date. These non employee severance costs primarily include warehouse relocation costs and professional fees. The Company expects the French Rationalization to be completed by the end of 2005. As of March 31, 2005, the Company has recorded a liability of $2,133 for charges related to the French Rationalization.

Also in the fourth quarter of 2004, the Company committed to a plan to rationalize sales and distribution at its operations in Norway and Sweden (the “Nordic Rationalization”). In connection with the Nordic Rationalization, the Company consolidated the sales and distribution operations in Norway and Sweden into other facilities in Europe to improve efficiencies. In connection with the Nordic Rationalization, the Company has incurred charges of $1,398 (pre-tax). Employee severance costs associated with the termination of approximately 13 employees were $651 (pre-tax). The Company incurred $747 (pre-tax) in the fourth quarter of 2004 for costs not related to employee severance, which primarily include warehouse relocation costs. The Company does not expect to incur any further charges related to the Nordic Rationalization. As of March 31, 2005, the Company has recorded a liability of $451 for charges related to the Nordic Rationalization.

NOTE J — ACQUISITIONS

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

In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China. In addition, China equipment manufacturing will be incorporated into the SLE operations.

Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10,000, net of cash acquired, plus debt assumed of approximately $2,000. The Company began including the results of Rui Tai’s operations in the Company’s consolidated financial statements in July 2004. Rui Tai is a manufacturer of stick electrodes located in northern China.

The purchase price allocation for these investments in China resulted in goodwill of approximately $11,300.

The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These businesses generated $8,868 of sales during the three months ended March 31, 2005 with no significant impact to net income.

NOTE K — CONTINGENCIES AND GUARANTEE

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

The Company has provided a guarantee on a loan for a joint venture of approximately $4,000 at March 31, 2005. The guarantee is provided on two loan agreements totaling $2,000 each, one which expires in May 2005 and the other expiring in February 2006. Each loan has been undertaken for the purposes of funding the joint venture’s working capital needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.

NOTE L — PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in the Other current liabilities line item of the balance sheet. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2005 are as follows:

Balance at	Charged to		Balance
beginning	costs and		at end
of year	expenses	Deductions	of period
$6,800	$2,137	$(1,696)	$7,241

NOTE M — LONG-TERM DEBT

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of March 31, 2005, the Company was in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $522 in the first three months of 2005 and is expected to reduce annual interest expense by $2,117 in each of 2005 and 2006. At March 31, 2005, $6,546 remains to be amortized and is included in Long-term debt. Interest expense related to the $150,000 private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $570 during the first three months of 2005.

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities, with a corresponding decrease in Long-term debt. The fair value of these swaps at March 31, 2005 was $2,534.

Terminated swaps have increased the values of the Series A Notes from $40,000 to $42,204, the Series B Notes from $30,000 to $32,918 and the Series C Notes from $80,000 to $81,424 as of March 31, 2005. The weighted-average effective rate on the Notes for the first quarter of 2005 was 3.33%.

NOTE N — NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123 (R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified-prospective method. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.

FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.

FSP No. 109-1 clarifies the application of SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

NOTE O — RETIREMENT ANNUITY PLANS

A summary of the components of net periodic benefit costs is as follows:

	Three months Ended
	March 31,
	2005	2004
Service cost — benefits earned during the period	$4,503	$4,337
Interest cost on projected benefit obligation	9,162	8,984
Expected return on plan assets	(11,874)	(10,569)
Amortization of prior service cost	606	711
Amortization of net loss	1,873	2,127
Termination benefits	177	—

Net pension cost of defined benefit plans	$4,447	$5,590

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to voluntarily contribute $30,000 to its U.S. pension plans during 2005. As of March 31, 2005, $10,000 of contributions have been made.

NOTE P — INCOME TAXES

The effective income tax rates of 26.4% and 22.8% for the three months ended March 31, 2005 and 2004, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The anticipated effective rate for 2005 depends on the level of earnings and related tax deductions achieved during the year.

Part 1 — Financial Information

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

RESULTS OF OPERATIONS

The following table presents the Company’s results of operations:

	Three months ended March 31,
	2005		2004		Change
(dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$362,903	100.0%	$306,511	100.0%	$56,392	18.4%
Cost of goods sold	264,625	72.9%	222,583	72.6%	42,042	18.9%

Gross profit	98,278	27.1%	83,928	27.4%	14,350	17.1%
Selling, general & administrative expenses	66,902	18.4%	60,518	19.7%	6,384	10.5%
Rationalization charges	1,250	0.4%	—	0.0%	1,250	100.0%

Operating income	30,126	8.3%	23,410	7.7%	6,716	28.7%
Interest income	768	0.2%	625	0.2%	143	22.9%
Equity earnings in affiliates	534	0.2%	919	0.3%	(385)	(41.9)%
Other income	471	0.1%	400	0.1%	71	17.8%
Interest expense	(1,682)	(0.5)%	(1,723)	(0.6)%	41	2.4%

Income before income taxes	30,217	8.3%	23,631	7.7%	6,586	27.9%
Income taxes	7,977	2.2%	5,388	1.7%	2,589	48.1%

Net income	$22,240	6.1%	$18,243	6.0%	$3,997	21.9%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales for the first quarter of 2005 increased 18.4% to $362,903 from $306,511 last year. The increase in net sales reflects an 11.8%, or $36,287 increase due to price increases, a 2.9%, or $8,868 increase due to acquisitions, a 2.2%, or $6,686 favorable impact of foreign currency exchange rates, as well as an increase of 1.5%, or $4,551 due to volume. Net sales for North American operations increased 12.6% to $231,518 for 2005 compared to $205,710 in 2004. This increase reflects an increase of 14.3%, or $29,465 due to price increases and a 1.0%, or $1,979 favorable impact of foreign currency exchange rates, partially offset by a decrease in volume of 2.7%, or $5,636. U.S. export sales of $22,293 were up $5,365, or 31.7% from last year. U.S. exports have increased into all regions, primarily due to higher demand and the weaker U.S. dollar. European sales have increased 17.2% to $79,921 in 2005 from $68,203 in the prior year. This increase reflects a 7.1%, or $4,861 favorable impact of foreign currency exchange rates, a 6.9%, or $4,694 increase due to price increases, and an increase of 3.2%, or $2,163 due to volume. Other Countries sales increased 57.8% to $51,464 in 2005 from $32,598 in the prior year. This increase reflects an increase of 27.2%, or $8,868 from newly acquired companies, an increase of $8,024, or 24.6% due to volume and a 6.5%, or $2,128 increase due to price increases, partially offset by a 0.5%, or $154 unfavorable impact of foreign currency exchange rates.

Gross Profit. Gross profit increased 17.1% to $98,278 during the first quarter of 2005 compared to $83,928 last year. All regions experienced an increase in gross profit during the first quarter of 2005 due to price increases implemented in the second half of 2004, partially offset by a significant increase in material costs. Gross margin in North America was also negatively impacted by an increase in product liability defense costs of approximately $2,000. In addition, foreign currency exchange rates had a positive impact on gross profit of $1,851, or 1.9% in the first quarter of 2005. Gross profit as a percentage of net sales decreased to 27.1% in 2005 from 27.4% last year. As a percent of net sales, gross profit was flat or slightly down across all regions as price increases were not sufficient, in comparison to the increased cost of raw materials, to maintain prior year margins.

Since 2003, the Company has experienced an increase in raw material prices, including metals and chemicals. In addition, energy costs continue to increase resulting in higher operating costs including transportation and freight. As worldwide demand remains high, the Company expects these costs to remain at relatively elevated levels. Although the Company believes a number of factors, including price increases, product mix, overhead absorption, and its continuing restructuring efforts will offset increased costs, future margin levels will be dependent on the Company’s ability to manage these cost increases.

Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $6,384, or 10.5%, for the first quarter of 2005, compared with 2004. The increase was primarily due to higher bonus expense of $3,298, a $1,544 increase in selling costs as a result of increased volume and a $994 unfavorable impact due to foreign exchange translation.

Rationalization Charges. In the first quarter of 2005, the Company recorded rationalization charges of $1,250 ($848 after-tax). The rationalization charges are related to employee severance, contract termination, warehouse relocation and professional fees. Employee severance costs covering 39 employees in France, 7 employees in Norway and 6 employees in Sweden incurred in the first quarter of 2005 were $1,149 ($779 after-tax). Non employee related charges were not material in the first quarter of 2005. The Company expects to incur an additional $1,000 in charges related to these rationalization efforts during the remainder of 2005. See Note I. There were no rationalization charges in the first quarter of 2004.

Equity Earnings in Affiliates. Equity earnings in affiliates decreased $385 from $919 in the first quarter of 2004 to $534 in 2005, primarily due to reduced earnings at the Company’s investment in Kuang Tai (Asia).

Income Taxes. Income taxes for the first quarter of 2005 were $7,977 on income before income taxes of $30,217, an effective rate of 26.4%, as compared with income taxes of $5,388 on income before income taxes of $23,631, or an effective rate of 22.8% for the same period in 2004. The effective rates for 2005 and 2004 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The increase in the effective tax rate from 2004 to 2005 is primarily because of an increase in pre-tax income.

Net Income. Net income for the first quarter of 2005 was $22,240 compared to $18,243 last year. Diluted earnings per share for the first quarter of 2005 was $0.53 compared to $0.45 per share in 2004. Foreign currency exchange rate movements had a $642 favorable effect on 2005 first quarter net income, and did not have a material effect on net income for same period in 2004.

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

The following table reflects changes in key cash flow measures:

	Three months ended March 31,
(Dollars in millions)	2005	2004	Change
Cash provided by operating activities:	$17,913	$11,923	$5,990
Cash provided by investing activities:	40,839	2,489	38,350
Capital expenditures	(9,722)	(8,782)	(940)
Sales (purchases) of marketable securities, net	50,500	11,000	39,500
Cash used by financing activities:	(7,068)	(4,021)	(3,047)
Purchase of shares for treasury	(4,049)	(843)	(3,206)
Issuance of shares from treasury for stock options	1,809	4,279	(2,470)
Cash dividends paid to shareholders	(7,496)	(6,497)	(999)
Increase in Cash and Cash Equivalents	49,871	9,668	40,203

Cash and cash equivalents increased 43.3%, or $40,203, to $142,690 as of March 31, 2005, from $92,819 as of December 31, 2004. This compares to a $9,668 increase in cash and cash equivalents during the same period in 2004.

Cash provided by operating activities increased by $5,990 for the first quarter in 2005 compared to 2004. The increase was primarily related to an increase in Net income and less of an increase in Accounts receivable when compared to the same quarter in 2004, as the Company did not experience a growth in sales during the first quarter of 2005 as significant as during the same quarter in 2004. This increase was partially offset by an increase in Inventories resulting from increased production levels and higher material costs, and less of an increase in Accounts payable than occurred in the first quarter of 2004. Despite an increase in working capital, average working capital to sales was in line with the prior year. Average days in accounts payable increased to 47.9 days at March 31, 2005 from 43.6 days at December 31, 2004. This was offset by an increase in days sales in inventory from 120.6 days at December 31, 2004 to 122.4 days at March 31, 2005, and an increase in accounts receivable days from 60.7 days at December 31, 2004 to 63.0 days at March 31, 2005.

Cash provided by investing activities increased $38,350 for the first quarter of 2005 compared to 2004. The increase was primarily due to a net increase in the proceeds from the sale of marketable securities of $39,500 resulting in no gain. Capital expenditures during the first quarter of 2005 were $9,722, a $940 increase from 2004. The Company anticipates capital expenditures in 2005 of approximately $50,000. Anticipated capital expenditures reflect the need to expand the Company’s manufacturing capacity due to an increase in customer demand. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities increased $3,047 in the first quarter of 2005 compared to 2004. The increase was primarily due to an increase in treasury share purchases during 2005 of $3,206 and a reduction in proceeds received from stock option exercises during 2005 of $2,470, partially offset by an increase in borrowings of $3,628.

The Company’s debt levels decreased from $167,374 at December 31, 2004, to $165,151 at March 31, 2005. Debt to total capitalization decreased to 22.1% at March 31, 2005, from 22.5% at December 31, 2004.

The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During the first quarter of 2005, the Company purchased 135,650 shares of its common stock on the open market at a cost of $4,049. Total shares purchased through the share repurchase programs were 9,947,433 shares at a cost of $207,511 through March 31, 2005.

In January 2005, the Company paid a quarterly cash dividend of 18 cents per share, or $7,496 to shareholders of record on December 31, 2004.

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

In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China. In addition, China equipment manufacturing will be incorporated into the SLE operations.

Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. (“Rui Tai”) for approximately $10,000, net of cash acquired, plus debt assumed of approximately $2,000. The Company began including the results of Rui Tai’s operations in the Company’s consolidated financial statements in July 2004. Rui Tai is a manufacturer of stick electrodes located in northern China.

The purchase price allocation for these investments in China resulted in goodwill of approximately $11,300.

The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These businesses generated $8,868 of sales during the three months ended March 31, 2005 with no significant impact to net income.

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

Long-term debt

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of March 31, 2005, the Company was in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $522 in the first three months of 2005 and is expected to reduce annual interest expense by $2,117 in each of 2005 and 2006. At March 31, 2005, $6,546 remains to be amortized and is included in Long-term debt. Interest expense related to the $150,000 private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $570 during the first three months of 2005.

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities, with a corresponding decrease in Long-term debt. The fair value of these swaps at March 31, 2005 was $2,534.

Terminated swaps have increased the values of the Series A Notes from $40,000 to $42,204, the Series B Notes from $30,000 to $32,918 and the Series C Notes from $80,000 to $81,424 as of March 31, 2005. The weighted-average effective rate on the Notes for the first quarter of 2005 was 3.33%.

Stock-based compensation

Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” All employee stock option grants beginning January 1, 2003 are expensed over the stock option vesting period based on the fair value at the date the options are granted. Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to 2003.

The 1998 Stock Plan as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares for 5,000,000 shares of Company stock to key employees over a ten-year period.

Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during the three months ended March 31, 2005.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. No restricted or deferred shares were issued during the three months ended 2005 or 2004. The Company has no restricted shares outstanding as of March 31, 2005.

The Company issued 90,766 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2005.

Product liability expense

Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Net expenditures on product liability increased approximately $2,000 in the first quarter of 2005 compared to last year. These net expenditures are projected to increase by approximately $4,000 — $6,000 in 2005 compared to 2004. See Note K. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating results and cash flow and restrict capital market access.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at March 31, 2005 were immaterial. The Company has also provided a guarantee on a loan for a joint venture of $4,000 at March 31, 2005. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified-prospective method. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.

FASB Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.

FSP No. 109-1 clarifies the application of SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on an enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable and accurate. No material adjustments to the Company’s accounting policies have been made in 2005. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable; they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in preliminary procedural stages and insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions. Therefore, in many situations a range of possible losses cannot be made at this time. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note K to the Consolidated Financial Statements and the Legal Proceedings section of this Quarterly Report on Form 10-Q for further discussion of legal contingencies.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $2,579 have been provided on earnings of $10,156 that are not expected to be permanently reinvested. At March 31, 2005, the Company had approximately $64,907 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2005, a valuation allowance of $18,691 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

During 2004, investment gains in the Company’s U.S. pension plans were approximately 11.3%. In addition, the Company made $30,000 of voluntary contributions during 2004 and approximately $40,000 in 2003. Pension expense relating to the Company’s defined benefit plans for 2004 was approximately $6,900 lower than 2003. This decrease was partially offset by an increase of $3,100, for the same periods, relating to the Company’s defined contribution plans. The Company voluntarily contributed $10,000 to its U.S. pension plans during the first quarter of 2005.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. To develop the discount rate assumption to be used, the Company looks to rates of return on high quality, fixed-income investments which match the expected cash flow of future plan obligations. At December 31, 2004, the Company determined this rate to be 5.9%.

Inventories and Reserves

Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $62,563 at March 31, 2005. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows and established business valuation multiples.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:

•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions. The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If economic and market conditions deteriorate, the Company’s results of operations could be adversely affected.

•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Eastern Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.

•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the increased cost of steel and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.

•	Litigation. The Company, like other manufacturers in the U.S. market, is subject to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. against the Company, particularly with respect to welding fumes, continue to increase and past experience may not be predictive of the future.

•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in the transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.

•	Raw Materials and Energy Costs. In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchase of commodities (primarily steel) and energy used in the manufacture of its products. The Company’s market risk strategy has generally been to obtain competitive prices for products and services as dictated by supply and demand. In addition, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases, though there is no effective and available hedging technique for steel. The Company’s results of operations may be adversely affected by shortages of supply. The Company’s results of operations may also be negatively affected by increases in prices to the extent these increases can not be passed on to customers.

•	Section 404 of the Sarbanes-Oxley Act of 2002. The Company evaluated its internal controls systems in order to allow management to report on, and the Company’s Registered Independent Public Accounting Firm to attest to, the Company’s internal controls as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act. The Company performed the system and process valuation and testing required to comply with the management certification and auditor attestation requirements of Section 404. The Company was able to fully implement the requirements relating to internal controls and all other aspects of Section 404 for the year ended December 31, 2004. However, the Company cannot be certain as to its ability to comply with Section 404 in future periods. If the Company is not able to comply with the requirements of Section 404 in future periods, the Company might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect the Company’s financial results and the market price of its common stock.

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

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the quarter ended March 31, 2005, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. At March 31, 2005, the Company had foreign exchange contracts with a notional value of approximately $51,000 which hedged intercompany loans, recorded balance sheet exposures, and future intercompany/ third party sales and purchases in non-local currencies. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at March 31, 2005 would not materially affect the Company’s financial statements.

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The primary commodities hedged are aluminum, copper and natural gas. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical

10% adverse change in commodity prices on the Company’s open commodity futures at March 31, 2005, would not materially affect the Company’s financial statements.

The fair value of the Company’s cash and cash equivalents and marketable securities at March 31, 2005, approximated carrying value due to their short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

The Company uses floating rate swaps to convert a portion of its $150,000 fixed-rate, long-term borrowings into short-term variable interest rates. The Company uses the short-cut method to account for these swaps as prescribed in SFAS No. 133, “Accounting for Derivative and Hedging Activities.” A hypothetical decrease of 10% in the floating rate would not materially affect the Company’s financial statements. See discussion in “Liquidity — Long-term debt.”

At March 31, 2005, the fair value of Amounts due banks approximated the carrying values due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at March 31, 2005, and was not materially different from the year-end carrying value.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no changes in the Company’s internal controls or in other factors that occurred during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At March 31, 2005, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 39,558 plaintiffs, which is a net increase of 1,003 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 13,833 of those claims were dismissed, 9 were tried to defense verdicts, 3 were tried to plaintiff verdicts and 274 were decided in favor of the Company following summary judgment motions. The Company has appealed the 3 judgments based on verdicts against the Company.

At March 31, 2005, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 10,607 plaintiffs, which is a net increase of 417 from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed, including alleged class actions in various states. At March 31, 2005, cases involving 4,225 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”).

Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 2,139 of those claims were dismissed, 6 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial, and 12 were settled. The Company has appealed the 1 case tried to a plaintiff’s verdict. In addition, class action claims in 10 cases transferred to the MDL Court that were originally filed as purported class actions have been dropped. However, plaintiffs have filed new class actions seeking medical monitoring in seven state courts, five of which have been removed to the MDL Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Submission of Matters to a Vote of Security Holders — None.

Item 5. Other Information — None.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated January 5, 2005, announcing the execution of a letter of intent to acquire all of the outstanding stock of the J.W. Harris Co., Inc.

The Company filed a Current Report on Form 8-K dated February 1, 2005 announcing effective December 1, 2004, an amendment to its Supplemental Executive Retirement Plan (amended and restated as of March 1, 2002), Deferred Compensation Plan for Executives (amended and restated as of January 1, 2004), and Non-Employee Directors’ Deferred Compensation Plan (amended and restated as of January 1, 2004) in response to the adoption of the American Jobs Creation Act of 2004.

The Company filed a Current Report on Form 8-K dated February 17, 2005 furnishing its financial results for the quarter and year-ended December 31, 2004.

The Company filed a Current Report on Form 8-K dated February 18, 2005, announcing the approval by the Board of Directors of the Company of an amendment of the Company’s Supplemental Executive Retirement Plan (amended and restated as of March 1, 2002).

The Company filed a Current Report on Form 8-K dated April 6, 2005 announcing that the Board of Directors of the Company had adopted an amendment to the Company’s Cash Long-Term Incentive Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
/s/ VINCENT K. PETRELLA
Vincent K. Petrella, Vice President,
Chief Financial Officer and Treasurer (principal financial and accounting officer)

April 29, 2005