Form 10-Q
period 2005-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2005-07-28
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2005	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)
(216) 481-8100
(Registrants’ Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
The number of shares outstanding of the registrant’s common shares as of June 30, 2005 was 41,582,423.

TABLE OF CONTENTS

Part I — Financial Information
Item 1. Financial Statements (Unaudited)
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE

Part I. Financial Information
    Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$405,902	$331,837	$768,805	$638,349
Cost of goods sold	291,951	231,498	556,576	454,081

Gross profit	113,951	100,339	212,229	184,268
Selling, general & administrative expenses	71,919	68,957	138,821	129,475
Rationalization charges	—	—	1,250	—

Operating income	42,032	31,382	72,158	54,793
Other income (expense):
Interest income	891	616	1,660	1,241
Equity earnings in affiliates	1,030	1,003	1,564	1,922
Other income	995	1,212	1,466	1,612
Interest expense	(2,186)	(1,320)	(3,868)	(3,043)

Total other income	730	1,511	822	1,732

Income before income taxes	42,762	32,893	72,980	56,525
Income taxes	10,650	9,167	18,628	14,555

Net income	$32,112	$23,726	$54,352	$41,970

Per share amounts:
Basic earnings per share	$0.77	$0.58	$1.31	$1.03

Diluted earnings per share	$0.77	$0.57	$1.30	$1.02

Cash dividends declared per share	$0.18	$0.17	$0.36	$0.34

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	June 30,	December 31,
	2005	2004
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,384	$92,819
Marketable securities	—	50,500
Accounts receivable (less allowance for doubtful accounts of $8,233 in 2005; $9,295 in 2004)	249,811	219,496
Inventories
Raw materials	81,052	94,743
In-process	32,473	25,082
Finished goods	157,678	116,450

	271,203	236,275
Deferred income taxes	2,688	3,794
Other current assets	32,148	34,716

TOTAL CURRENT ASSETS	636,234	637,600
PROPERTY, PLANT AND EQUIPMENT
Land	20,839	18,034
Buildings	196,914	184,008
Machinery and equipment	543,893	553,203

	761,646	755,245
Less: accumulated depreciation and amortization	425,210	439,129

	336,436	316,116
OTHER ASSETS
Prepaid pension costs	3,339	3,585
Equity investments in affiliates	37,735	36,863
Intangibles, net	33,133	12,623
Goodwill	18,943	15,849
Deferred income taxes	—	1,084
Long-term investments	27,427	26,884
Other	14,762	8,560

	135,339	105,448

TOTAL ASSETS	$1,108,009	$1,059,164

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	June 30,	December 31,
	2005	2004
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$3,154	$2,561
Trade accounts payable	125,465	111,154
Accrued employee compensation and benefits	60,439	37,036
Accrued expenses	18,708	15,953
Taxes, including income taxes	44,201	35,789
Accrued pensions, current	6,616	21,163
Dividends payable	7,485	7,498
Other current liabilities	28,515	30,992
Current portion of long-term debt	753	882

TOTAL CURRENT LIABILITIES	295,336	263,028
Long-term debt, less current portion	163,095	163,931
Accrued pensions	14,123	14,457
Deferred income taxes	17,210	18,227
Other long-term liabilities	22,471	22,244
SHAREHOLDERS’ EQUITY
Preferred Shares, without par value — at stated capital amount:
Authorized — 5,000,000 shares as of June 30, 2005 and December 31, 2004;
Issued and Outstanding — none	—	—
Common Shares, without par value — at stated capital amount:
Authorized — 120,000,000 shares as of June 30, 2005 and December 31, 2004; Issued — 49,282,306 shares as of June 30, 2005 and December 31, 2004; Outstanding — 41,582,423 shares as of June 30, 2005 and 41,646,657 shares as of December 31, 2004	4,928	4,928
Additional paid-in capital	120,972	117,593
Retained earnings	712,261	673,010
Accumulated other comprehensive loss	(77,724)	(58,678)
Treasury shares, at cost — 7,699,883 shares as of June 30, 2005 and 7,635,649 shares as of December 31, 2004	(164,663)	(159,576)

TOTAL SHAREHOLDERS’ EQUITY	595,774	577,277

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,108,009	$1,059,164

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Six months ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$54,352	$41,970
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	1,250	—
Depreciation and amortization	20,866	19,110
Equity earnings of affiliates, net	(1,564)	(1,922)
Deferred income taxes	1,600	1,046
Stock-based compensation	1,897	2,405
Amortization of terminated interest rate swaps	(1,050)	(1,056)
Other non-cash items, net	216	(556)
Changes in operating assets and liabilities, net of the effects from acquisitions:
Increase in accounts receivable	(22,539)	(46,394)
Increase in inventories	(25,055)	(31,060)
Decrease (increase) in other current assets	1,204	(8,491)
Increase in accounts payable	15,575	36,419
Increase in other current liabilities	31,402	45,388
Contributions to pension plans	(20,000)	(20,000)
Increase in accrued pensions	5,853	7,935
Gross change in other long-term assets and liabilities	(2,166)	(1,267)

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,841	43,527
INVESTING ACTIVITIES
Capital expenditures	(21,435)	(20,264)
Proceeds from sale of fixed assets	846	358
Sales of marketable securities	65,500	15,000
Purchases of marketable securities	(15,000)	(9,000)
Acquisitions of businesses, net of cash acquired	(70,704)	(6,119)

NET CASH USED BY INVESTING ACTIVITIES	(40,793)	(20,025)
FINANCING ACTIVITIES
Payments on short-term borrowings	(130)	—
Amounts due banks, net	4,114	(206)
Payments on long-term borrowings	(14,993)	(3,948)
Issuance of shares from treasury for stock options	7,592	13,015
Purchase of shares for treasury	(12,804)	(2,900)
Cash dividends paid	(14,985)	(13,439)

NET CASH USED BY FINANCING ACTIVITIES	(31,206)	(7,478)
Effect of exchange rate changes on cash and cash equivalents	(2,277)	(676)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,435)	15,348
Cash and cash equivalents at beginning of year	92,819	113,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,384	$129,233

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
June 30, 2005
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and six-months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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
Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability for compensation expense recognized prior to the date of modification of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during the six months ended June 30, 2005.

Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. No restricted or deferred shares were issued during the six months ended 2005 or 2004. The Company has no restricted shares outstanding as of June 30, 2005.
The Company issued 365,656 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2005.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$32,112	$23,726	$54,352	$41,970
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	385	1,075	1,169	1,467
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(488)	(1,629)	(1,853)	(2,579)

Pro forma net income	$32,009	$23,172	$53,668	$40,858

Earnings per share:
Basic, as reported	$0.77	$0.58	$1.31	$1.03
Basic, pro forma	$0.77	$0.56	$1.29	$1.00
Diluted, as reported	$0.77	$0.57	$1.30	$1.02
Diluted, pro forma	$0.76	$0.56	$1.28	$0.99
Weighted average number of shares outstanding:
Basic	41,477	41,127	41,577	40,921
Diluted	41,845	41,475	41,966	41,087
NOTE C — GOODWILL AND INTANGIBLE ASSETS
There were no impairments of goodwill during the first half of 2005. The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2005 are as follows:

	North		Other
	America	Europe	Countries	Consolidated
Balance as of January 1, 2005	$—	$4,568	$11,281	$15,849
Additions	3,869	—	—	3,869
Adjustments	—	—	(301)	(301)
Foreign exchange effects on prior balance	27	(496)	(5)	(474)

Balance as of June 30, 2005	$3,896	$4,072	$10,975	$18,943

Additions to goodwill for the six month period ended June 30, 2005 primarily reflect goodwill recorded in the acquisition of J.W. Harris (Note J).
Gross intangible assets other than goodwill as of June 30, 2005 and December 31, 2004 were $46,135 and $26,716, respectively, which include accumulated amortization of $13,002 and $14,093, respectively. The increase in gross intangible assets is primarily due to trademarks, trade names, patents and other proprietary technology totaling $18,750 recorded in the acquisition of J.W. Harris (Note J).

NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$32,112	$23,726	$54,352	$41,970
Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	41,477	41,127	41,577	40,921
Effect of dilutive securities — Employee stock options	368	348	389	166

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	41,845	41,475	41,966	41,087

Basic earnings per share	$0.77	$0.58	$1.31	$1.03

Diluted earnings per share	$0.77	$0.57	$1.30	$1.02

NOTE E — COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$32,112	$23,726	$54,352	$41,970
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(135)	(124)	(596)	176
Currency translation adjustment	(9,820)	(21)	(18,450)	(3,864)

Comprehensive income	$22,157	$23,581	$35,306	$38,282

NOTE F — INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $62,935 at June 30, 2005 and $61,442 at December 31, 2004.
NOTE G — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at June 30, 2005 and 2004 include accruals for year-end bonuses and related payroll taxes of $33,453 and $28,051, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from June 30, 2004 to June 30, 2005 is due to the increase in profitability of the Company.
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

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended June 30, 2005:
Net sales to unaffiliated customers	$265,359	$78,735	$61,808	$—	$405,902
Inter-segment sales	16,748	6,045	3,467	(26,260)	—

Total	$282,107	$84,780	$65,275	$(26,260)	$405,902

Income before interest and income taxes	$30,946	$7,346	$5,582	$183	$44,057
Interest income					891
Interest expense					(2,186)

Income before income taxes					$42,762

Three months ended June 30, 2004:
Net sales to unaffiliated customers	$223,947	$71,324	$36,566	$—	$331,837
Inter-segment sales	9,668	7,854	5,341	(22,863)	—

Total	$233,615	$79,178	$41,907	$(22,863)	$331,837

Income before interest and income taxes	$22,283	$7,177	$3,979	$158	$33,597
Interest income					616
Interest expense					(1,320)

Income before income taxes					$32,893

Six months ended June 30, 2005:
Net sales to unaffiliated customers	$496,877	$158,656	$113,272	$—	$768,805
Inter-segment sales	28,365	12,108	5,727	(46,200)	—

Total	$525,242	$170,764	$118,999	$(46,200)	$768,805

Income before interest and income taxes	$53,097	$13,575	$8,203	$313	$75,188
Interest income					1,660
Interest expense					(3,868)

Income before income taxes					$72,980

Total assets	$738,911	$262,829	$211,047	$(104,778)	$1,108,009

Six months ended June 30, 2004:
Net sales to unaffiliated customers	$429,657	$139,528	$69,164	$—	$638,349
Inter-segment sales	17,280	13,961	8,776	(40,017)	—

Total	$446,937	$153,489	$77,940	$(40,017)	$638,349

Income before interest and income taxes	$40,557	$10,410	$7,135	$225	$58,327
Interest income					1,241
Interest expense					(3,043)

Income before income taxes					$56,525

Total assets	$723,000	$243,137	$154,413	$(82,244)	$1,038,306
The Europe segment includes rationalization charges of $1,250 for the six months ended June 30, 2005 (see Note I). There were no rationalization charges incurred for the six months ended June 30, 2004.
NOTE I — RATIONALIZATION CHARGES
In the fourth quarter of 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing that was performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company expects to incur a charge of approximately $2,897 (pre-tax), of which $1,188 (pre-tax) was incurred in the first half of 2005 and $2,292 (pre-tax) has been incurred to date. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were approximately $2,123 (pre-tax), of which $1,087 (pre-tax) was incurred in the first half of 2005. Costs not related to employee severance are expected to total $774 (pre-tax) of which $169 (pre-tax) has been incurred to date. These other costs primarily include warehouse relocation costs and professional fees. The Company expects to incur the remaining $605 in charges related to these rationalization efforts by the end of the first quarter of 2006. As of June 30, 2005, the Company has recorded a liability of $1,714 for charges related to the French Rationalization.

Also in the fourth quarter of 2004, the Company committed to a plan to rationalize sales and distribution at its operations in Norway and Sweden (the “Nordic Rationalization”). In connection with the Nordic Rationalization, the Company consolidated the sales and distribution operations in Norway and Sweden into other facilities in Europe to improve efficiencies. In connection with the Nordic Rationalization, the Company has incurred charges of $1,398 (pre-tax). Employee severance costs associated with the termination of approximately 13 employees were $651 (pre-tax). The Company incurred $747 (pre-tax) in the fourth quarter of 2004 for costs not related to employee severance, which primarily include warehouse relocation costs. The Company does not expect to incur any further charges related to the Nordic Rationalization. As of June 30, 2005, the Company has recorded a liability of $409 for charges related to the Nordic Rationalization.
NOTE J — ACQUISITIONS
On April 29, 2005, the Company acquired all of the outstanding stock of the J.W. Harris Co., Inc. (“J.W. Harris”), a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began including the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005.
The initial purchase price allocation for this investment resulted in goodwill of approximately $3,000. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2005.
Included in the aggregate purchase price is $5,000 deposited in escrow accounts. Distribution of amounts in escrow will be dependent on final closing working capital balances and resolution of pre-closing contingencies. Distributions from escrow will result in adjustments to the purchase price allocation.
The Company expects this acquisition to provide a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. Headquartered in Mason, Ohio, J.W. Harris has approximately 300 employees and manufacturing plants in Ohio and Rhode Island. An international distribution center is located in Spain. Annual sales are approximately $100,000. The J.W. Harris business contributed $20,177 of sales and earnings of $0.01 per diluted share during the second quarter of 2005.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China and will also incorporate the Company’s Chinese equipment manufacturing facilities.
Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. for approximately $10,000, net of cash acquired, plus debt assumed of approximately $2,000. Rui Tai subsequently changed its name to Lincoln Electric Inner Mongolia (“LEIM”). The Company began including the results of LEIM’s operations in the Company’s consolidated financial statements in July 2004. LEIM is a manufacturer of stick electrodes located in northern China.
The purchase price allocation for these investments in China resulted in goodwill of approximately $11,000.
The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These businesses generated $17,677 of sales during the six months ended June 30, 2005 with no significant impact to net income.
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
The Company has provided a guarantee on a loan for a joint venture of approximately $4,000 at June 30, 2005. The guarantee is provided on two loan agreements totaling $2,000 each, one which expires in February 2006 and the other expiring in May 2007. Each loan has been undertaken for the purposes of funding the joint venture’s working capital needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in the Other current liabilities line item of the balance sheet. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2005 and 2004 are as follows:

	Balance at	Charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions	of period
Six months ended June 30, 2005	$6,800	$4,526	$(3,848)	$7,478
Six months ended June 30, 2004	$5,893	$3,266	$(2,822)	$6,337
NOTE M — LONG-TERM DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of June 30, 2005, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1,050 in the first half of 2005 and is expected to reduce annual interest expense by $2,117 in each of 2005 and 2006. At June 30, 2005, $6,019 remains to be amortized and is included in Long-term debt. Interest expense related to the $150,000 private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,033 during the first half of 2005.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term assets, with a corresponding increase in Long-term debt. The fair value of these swaps at June 30, 2005 was $426.
Terminated swaps have increased the values of the Series A Notes from $40,000 to $41,914, the Series B Notes from $30,000 to $32,732 and the Series C Notes from $80,000 to $81,373 as of June 30, 2005. The weighted-average effective rate on the Notes for the second quarter and first six months of 2005 was 4.0% and 3.7%.
NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123 (R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.
FSP 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.

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
NOTE O — RETIREMENT ANNUITY PLANS
A summary of the components of net periodic benefit costs was as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Service cost — benefits earned during the period	$4,354	$4,377	$8,857	$8,714
Interest cost on projected benefit obligation	8,891	8,768	18,053	17,752
Expected return on plan assets	(11,729)	(10,787)	(23,603)	(21,356)
Amortization of prior service cost	743	735	1,349	1,446
Amortization of net loss	2,020	1,939	3,893	4,066
Termination benefits	—	—	177	—

Net pension cost of defined benefit plans	$4,279	$5,032	$8,726	$10,622

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to voluntarily contribute $30,000 to its U.S. pension plans during 2005. As of June 30, 2005, the Company has voluntarily contributed $20,000 to its U.S. plans.
NOTE P — INCOME TAXES
The effective income tax rates of 25.5% and 25.7% for the six months ended June 30, 2005 and 2004, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and an adjustment to state deferred income taxes. The deferred tax adjustment reflects the impact of a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, including the effect of lower tax rates. Excluding this nonrecurring item, the Company’s effective tax rate for the six months ended June 30, 2005 was 28%. The anticipated effective rate for 2005 depends on the level of earnings and related tax deductions achieved during the year.

Part 1 — Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products.
The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. With the recent acquisition of J.W. Harris, the Company now has a leading global position in the brazing and soldering alloys market.
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
The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, engines, brass, copper and aluminum alloys, all of which are normally available for purchase in the open market.

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
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three months ended June 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$405,902	100.0%	$331,837	100.0%	$74,065	22.3%
Cost of goods sold	291,951	71.9%	231,498	69.8%	60,453	26.1%

Gross profit	113,951	28.1%	100,339	30.2%	13,612	13.6%
Selling, general & administrative expenses	71,919	17.7%	68,957	20.7%	2,962	4.3%

Operating income	42,032	10.4%	31,382	9.5%	10,650	33.9%
Interest income	891	0.2%	616	0.2%	275	44.6%
Equity earnings in affiliates	1,030	0.2%	1,003	0.3%	27	2.6%
Other income	995	0.2%	1,212	0.3%	(217)	(17.9%)
Interest expense	(2,186)	(0.5%)	(1,320)	(0.4%)	(866)	(65.6%)

Income before income taxes	42,762	10.5%	32,893	9.9%	9,869	30.0%
Income taxes	10,650	2.6%	9,167	2.8%	1,483	16.2%

Net income	$32,112	7.9%	$23,726	7.1%	$8,386	35.4%

	Six months ended June 30,
	2005		2004		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$768,805	100.0%	$638,349	100.0%	$130,456	20.4%
Cost of goods sold	556,576	72.4%	454,081	71.1%	102,495	22.6%

Gross profit	212,229	27.6%	184,268	28.9%	27,961	15.2%
Selling, general & administrative expenses	138,821	18.0%	129,475	20.3%	9,346	7.2%
Rationalization charges	1,250	0.2%	—	0.0%	1,250	N/A

Operating income	72,158	9.4%	54,793	8.6%	17,365	31.7%
Interest income	1,660	0.2%	1,241	0.2%	419	33.8%
Equity earnings in affiliates	1,564	0.2%	1,922	0.3%	(358)	(18.6%)
Other income	1,466	0.2%	1,612	0.2%	(146)	(9.1%)
Interest expense	(3,868)	(0.5%)	(3,043)	(0.4%)	(825)	(27.1%)

Income before income taxes	72,980	9.5%	56,525	8.9%	16,455	29.1%
Income taxes	18,628	2.4%	14,555	2.3%	4,073	28.0%

Net income	$54,352	7.1%	$41,970	6.6%	$12,382	29.5%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Sales. Net sales for the second quarter of 2005 increased 22.3% to $405,902 from $331,837 last year. The increase in net sales reflects an 11.5%, or $38,221 increase due to price increases, an 8.2%, or $27,139 increase due to acquisitions, a 2.0%, or $6,510 favorable impact of foreign currency exchange rates, as well as an increase of 0.7%, or $2,195 due to volume. Net sales for North American operations increased 18.5% to $265,359 for 2005 compared to $223,947 in 2004. This increase reflects an increase of 10.2%, or $22,834 due to price increases, 8.5% or $19,042 due to newly acquired companies and a 1.0%, or $2,155 favorable impact of foreign currency exchange rates, partially offset by a decrease of 1.2%, or $2,619 in volume. U.S. export sales of $24,431 were up $4,163, or 20.5% from last year. European sales have increased 10.4% to $78,735 in 2005 from $71,324 in the prior year. This increase is primarily due to a 10.4%, or $7,416 increase due to price increases and a 3.6%, or $2,556 favorable impact of foreign currency exchange rates, partially offset by a decrease of 5.2%, or $3,679 due to volume. Other Countries sales increased 69.0% to $61,808 in 2005 from $36,566 in the prior year. This increase reflects an increase of $8,493, or 23.2% due to volume, a 21.8%, or $7,971 increase due to price increases, an increase of 19.1%, or $6,979 from newly acquired companies and a 4.9%, or $1,799 favorable impact of foreign currency exchange rates.
Gross Profit. Gross profit increased 13.6% to $113,951 during the second quarter of 2005 compared to $100,339 last year. Gross profit as a percentage of net sales decreased to 28.1% in 2005 from 30.2% last year. The decrease in gross profit was partially attributable to an increase in product liability defense costs of approximately $3,000. In addition, gross margins have been negatively impacted by a shift in sales mix to traditionally lower margin geographies and businesses, including the effect of recent acquisitions. Foreign currency exchange rates had a positive impact on gross profit of $2,016, or 1.8% in the second quarter of 2005.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $2,962 or 4.3%, for the second quarter of 2005, compared with 2004. The increase was primarily due to a $4,121 increase in selling costs as a result of increased volume and higher bonus expense of $1,736, partially offset by a decline in stock-based compensation.
Income Taxes. Income taxes for the second quarter of 2005 were $10,650 on income before income taxes of $42,762, an effective rate of 24.9%, as compared with income taxes of $9,167 on income before income taxes of $32,893 or an effective rate of 28.0% for the same period in 2004. The effective rates for 2005 and 2004 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and an adjustment to state deferred income taxes. The deferred tax adjustment reflects the impact of a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, including the effect of lower tax rates. Excluding this nonrecurring item the Company’s effective tax rate for the three months ended June 30, 2005 was 29.1%. The increase in the effective tax rate from 2004 to 2005 is primarily because of an increase in pre-tax income.
Net Income. Net income for the second quarter of 2005 was $32,112 compared to $23,726 last year. Diluted earnings per share for the second quarter of 2005 was $0.77 compared to $0.57 per share in 2004. Foreign currency exchange rate movements did not have a material effect on net income for 2005 or 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Sales. Net sales for the first half of 2005 increased 20.4% to $768,805 from $638,349 last year. The increase in net sales reflects a 11.7%, or $74,508 increase due to price increases, a 5.6%, or $36,006 increase due to acquisitions, a 2.1%, or $13,196 favorable impact of foreign currency exchange rates, as well as an increase of 1.1%, or $6,746 due to volume. Net sales for North American operations increased 15.6% to $496,877 for 2005 compared to $429,657 in 2004. This increase reflects an increase of 12.2%, or $52,299 due to price increases, 4.4% or $19,042 due to newly acquired companies and a 1.0%, or $4,135 favorable impact of foreign currency exchange rates, partially offset by a decrease in volume of 1.9%, or $8,256. U.S. export sales of $46,724 were up $9,528, or 25.6% from last year. European sales have increased 13.7% to $158,656 in 2005 from $139,528 in the prior year. This increase is primarily due to a 8.7%, or $12,110 increase due to price increases and a 5.3%, or $7,416 favorable impact of foreign currency exchange rates, partially offset by a decrease of 1.1%, or $1,516 due to volume. Other Countries sales increased 63.8% to $113,272 in 2005 from $69,164 in the prior year. This increase reflects an increase of 22.9%, or $15,846 from newly acquired companies, an increase of $16,518, or 23.9% due to volume, a 14.6%, or $10,099 increase due to price increases and a 2.4%, or $1,645 favorable impact of foreign currency exchange rates.
Gross Profit. Gross profit increased 15.2% to $212,229 during the first half of 2005 compared to $184,268 last year. Gross profit as a percentage of net sales decreased to 27.6% in 2005 from 28.9% last year. The decrease in gross profit was partially attributable to an increase in product liability defense costs of approximately $5,000. In addition, gross margins have been negatively impacted by a shift in sales mix to traditionally lower margin geographies and businesses, including the effect of recent acquisitions. Foreign currency exchange rates had a positive impact on gross profit of $3,867, or 1.8% in the first half of 2005.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $9,346, or 7.2%, for the first half of 2005, compared with 2004. The increase was primarily due to a $6,180 increase in selling costs as a result of increased volume and higher bonus expense of $5,034, partially offset by declines in stock-based compensation and pension expense.
Rationalization Charges. In the first half of 2005, the Company recorded rationalization charges of $1,250 ($848 after-tax). The rationalization charges are primarily related to employee severance costs covering 40 employees in France, 7 employees in Norway and 6 employees in Sweden. The Company expects to incur an additional $605 in charges related to these rationalization efforts during the remainder of 2005 and the first quarter of 2006. See Note I. There were no rationalization charges in the first half of 2004.
Equity Earnings in Affiliates. Equity earnings in affiliates decreased $358 from $1,922 in the first half of 2004 to $1,564 in 2005, primarily due to reduced earnings at the Company’s investment in Kuang Tai (Asia).
Income Taxes. Income taxes for the first half of 2005 were $18,628 on income before income taxes of $72,980, an effective rate of 25.5%, as compared with income taxes of $14,555 on income before income taxes of $56,525 or an effective rate of 25.7% for the same period in 2004. The effective rates for 2005 and 2004 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and an adjustment to state deferred income taxes. The deferred tax adjustment reflects the impact of a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, including the effect of lower tax rates. Excluding this nonrecurring item the Company’s effective tax rate for the six months ended June 30, 2005 was 28.0%. The increase in the effective tax rate from 2004 to 2005 is primarily related to an increase in pre-tax income.
Net Income. Net income for the first half of 2005 was $54,352 compared to $41,970 last year. Diluted earnings per share for the first half of 2005 was $1.30 compared to $1.02 per share in 2004. Foreign currency exchange rate movements did not have a material effect on net income in 2005 or 2004.
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

The following table reflects changes in key cash flow measures:

	Six months ended June 30,
(Dollars in thousands)	2005	2004	Change
Cash provided by operating activities:	$61,841	$43,527	$18,314
Cash used by investing activities:	(40,793)	(20,025)	(20,768)
Capital expenditures	(21,435)	(20,264)	(1,171)
Sales (purchases) of marketable securities, net	50,500	6,000	44,500
Acquisitions, net of cash received	(70,704)	(6,119)	(64,585)
Cash used by financing activities:	(31,206)	(7,478)	(23,728)
Payments on long-term borrowings	(14,993)	(3,948)	(11,045)
Purchase of shares for treasury	(12,804)	(2,900)	(9,904)
Issuance of treasury shares for stock options	7,592	13,015	(5,423)
Cash dividends paid to shareholders	(14,985)	(13,439)	(1,546)
(Decrease) increase in Cash and Cash Equivalents	(12,435)	15,348	27,783
Cash and cash equivalents decreased 13.4%, or $12,435 to $80,384 as of June 30, 2005, from $92,819 as of December 31, 2004. This compares to a $15,348 increase in cash and cash equivalents during the same period in 2004.
Cash provided by operating activities increased by $18,314 for the first half of 2005 compared to 2004. The increase was primarily related to an increase in Net income, less of an increase in Accounts receivable when compared to the same period in 2004, as the Company did not experience a growth in sales during the first half of 2005 as significant as during the same period in 2004 and less of an increase in Inventories when compared to the same period in 2004. These increases in cash provided by operating activities were partially offset by less of an increase in Accounts payable than occurred in the first half of 2004. Average days in accounts payable decreased to 43.4 days at June 30, 2005 from 43.6 days at December 31, 2004. This was offset by a decrease in days sales in inventory from 120.6 days at December 31, 2004 to 119.2 days at June 30, 2005, and a decrease in accounts receivable days from 60.7 days at December 31, 2004 to 58.3 days at June 30, 2005.
Cash used by investing activities increased $20,768 for the first half of 2005 compared to 2004. The increase was primarily due to the acquisition of J.W. Harris for $69,424, net of cash acquired. This was partially offset by a net increase in the proceeds from the sale of marketable securities of $44,500. Capital expenditures during the first half of 2005 were $21,435, an $1,171 increase from 2004. The Company anticipates capital expenditures in 2005 of approximately $50,000. Anticipated capital expenditures reflect the need to expand the Company’s manufacturing capacity due to an increase in customer demand. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities increased $23,728 in the first half of 2005 compared to 2004. The increase was primarily due to an increase in payments on long-term borrowings of $11,045, an increase in treasury share purchases during 2005 of $9,904 and a reduction in proceeds received from stock option exercises during 2005 of $5,423.
The Company’s debt levels decreased from $167,374 at December 31, 2004, to $167,002 at June 30, 2005. Debt to total capitalization decreased to 21.9% at June 30, 2005, from 22.5% at December 31, 2004.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During the first half of 2005, the Company purchased 429,890 shares of its common stock on the open market at a cost of $12,804. Total shares purchased through the share repurchase programs were 10,241,673 shares at a cost of $216,266 through June 30, 2005.
In April 2005, the Company paid a quarterly cash dividend of 18 cents per share, or $7,488 to shareholders of record on March 31, 2005.
Acquisitions
On April 29, 2005, the Company acquired all of the outstanding stock of the J.W. Harris Co., Inc. (“J.W. Harris”), a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began including the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005.
The initial purchase price allocation for this investment resulted in goodwill of approximately $3,000. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2005.
Included in the aggregate purchase price is $5,000 deposited in escrow accounts. Distribution of amounts in escrow will be dependent on final closing working capital balances and resolution of pre-closing contingencies. Distributions from escrow will result in adjustments to the purchase price allocation.
The Company expects this acquisition to provide a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. Headquartered in Mason, Ohio, J.W. Harris has approximately 300 employees and manufacturing plants in Ohio and Rhode Island. An international distribution center is located in Spain. Annual sales are approximately $100,000. The J.W. Harris business contributed $20,177 of sales and earnings of $0.01 per diluted share during the second quarter of 2005.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China and will also incorporate the Company’s Chinese equipment manufacturing facilities.
Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. for approximately $10,000, net of cash acquired, plus debt assumed of approximately $2,000. Rui Tai subsequently changed its name to Lincoln Electric Inner Mongolia (“LEIM”). The Company began including the results of LEIM’s operations in the Company’s consolidated financial statements in July 2004. LEIM is a manufacturer of stick electrodes located in northern China.
The purchase price allocation for these investments in China resulted in goodwill of approximately $11,000.
The Company expects these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These businesses generated $17,677 of sales during the six months ended June 30, 2005 with no significant impact to net income.
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
Long-term debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of June 30, 2005, the Company was in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1,050 in the first half of 2005 and is expected to reduce annual interest expense by $2,117 in each of 2005 and 2006. At June 30, 2005, $6,019 remains to be amortized and is included in Long-term debt. Interest expense related to the $150,000 private placement is further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,033 during the first half of 2005.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term assets, with a corresponding increase in Long-term debt. The fair value of these swaps at June 30, 2005 was $426.
Terminated swaps have increased the values of the Series A Notes from $40,000 to $41,914, the Series B Notes from $30,000 to $32,732 and the Series C Notes from $80,000 to $81,373 as of June 30, 2005. The weighted-average effective rate on the Notes for the second quarter and first six months of 2005 was 4.0% and 3.7%.
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
Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability for compensation expense recognized prior to the date of modification of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during the six months ended June 30, 2005.
Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. No restricted or deferred shares were issued during the six months ended 2005 or 2004. The Company has no restricted shares outstanding as of June 30, 2005.
The Company issued 365,656 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2005.
Product liability expense
Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Net expenditures on product liability increased approximately $5,000 in the first half of 2005 compared to last year. These net expenditures are projected to increase by approximately $5,000 — $7,000 in 2005 compared to 2004. See Note K. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating results and cash flow and restrict capital market access.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at June 30, 2005 were immaterial. The Company has also provided a guarantee on a loan for a joint venture of $4,000 at June 30, 2005. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123 (R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.
FSP 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $2,672 have been provided on earnings of $11,113 that are not expected to be permanently reinvested. At June 30, 2005, the Company had approximately $64,589 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2005, a valuation allowance of $17,787 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
During 2004, investment gains in the Company’s U.S. pension plans were approximately 11.3%. In addition, the Company made $30,000 of voluntary contributions during 2004 and approximately $40,000 in 2003. Pension expense relating to the Company’s defined benefit plans for 2004 was approximately $6,900 lower than 2003. This decrease was partially offset by an increase of $3,100, for the same periods, relating to the Company’s defined contribution plans. The Company voluntarily contributed $20,000 to its U.S. pension plans during the first half of 2005.

At the end of each year, the Company determines the discount rate to be used for plan liabilities. To develop the discount rate assumption to be used, the Company looks to rates of return on high quality, fixed-income investments which match the expected cash flow of future plan obligations. At December 31, 2004, the Company determined this rate to be 5.9%.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $62,935 at June 30, 2005. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:
•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.

•	Economic and Market Conditions The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If economic and market conditions deteriorate, the Company’s results of operations could be adversely affected.
•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia, Latin America, Eastern Europe and other developing markets. However, there can be no certainty that the Company will be successful in its expansion efforts. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.
•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the increased cost of steel and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.
•	Litigation. The Company, like other manufacturers in the U.S. market, is subject to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. against the Company, particularly with respect to welding fumes, continue to increase and past experience may not be predictive of the future.
•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in the transportation of finished goods.
•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.
•	Raw Materials and Energy Costs. In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchase of commodities (primarily steel) and energy used in the manufacture of its products. The Company’s market risk strategy has generally been to obtain competitive prices for products and services as dictated by supply and demand. In addition, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases, though there is no effective and available hedging technique for steel. The Company’s results of operations may be adversely affected by shortages of supply. The Company’s results of operations may also be negatively affected by increases in prices to the extent these increases can not be passed on to customers.
•	Section 404 of the Sarbanes-Oxley Act of 2002. The Company evaluated its internal controls systems in order to allow management to report on, and the Company’s Independent Registered Public Accounting Firm to attest to, the Company’s internal controls as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act. The Company performed the system and process valuation and testing required to comply with the management certification and auditor attestation requirements of Section 404. The Company was able to fully implement the requirements relating to internal controls and all other aspects of Section 404 for the year ended December 31, 2004. However, the Company cannot be certain as to its ability to comply with Section 404 in future periods. If the Company is not able to comply with the requirements of Section 404 in future periods, the Company might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect the Company’s financial results and the market price of its common stock.
•	Regulatory Factors. The Company is subject to increasingly complex environmental regulations affecting international manufacturers, including those relating to air and water emissions and waste. In addition, the Company must comply with standards specifically related to the design, production and labeling of electrical equipment. As the Company expands its global production platform, this additional regulatory complexity will increase the Company’s compliance requirements.
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
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. During the six months ended June 30, 2005, the principal transactions hedged were intercompany loans and intercompany purchases. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions. At June 30, 2005, the Company had foreign exchange contracts with a notional value of approximately $49,061 which hedged intercompany loans, recorded balance sheet exposures, and future intercompany/ third party sales and purchases in non-local currencies. The potential loss from a hypothetical 10% adverse change in foreign currency rates on the Company’s open foreign exchange contracts at June 30, 2005 would not materially affect the Company’s financial statements.
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases. The primary commodities hedged are aluminum, copper and natural gas. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. The potential loss from a hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at June 30, 2005, would not materially affect the Company’s financial statements.
The fair value of the Company’s cash and cash equivalents at June 30, 2005, approximated carrying value due to their short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.
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
At June 30, 2005, the fair value of Amounts due banks approximated the carrying values due to its short-term maturities. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company’s weighted-average short-term borrowing rate at June 30, 2005, and was not materially different from the year-end carrying value.
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

At June 30, 2005, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 38,858 plaintiffs, which is a net decrease of 700 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 14,654 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 292 were decided in favor of the Company following summary judgment motions. The Company has appealed or will appeal the 4 judgments based on verdicts against the Company.
At June 30, 2005, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 11,563 plaintiffs, which is a net increase of 956 from those previously reported. On July 25, 2005, 3,293 claims in state court in Mississippi were dismissed without prejudice, reducing the number of claimants in these cases to 8,270. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed, including alleged class actions in various states. At June 30, 2005, cases involving 5,183 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”).
Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 5,435 of those claims were dismissed, 7 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial, and 1 of which resulted in a defense verdict and 12 were settled for immaterial amounts. The Company has appealed the 1 case tried to a plaintiff’s verdict. In addition, class action claims in 10 cases transferred to the MDL Court that were originally filed as purported class actions have been dropped. However, plaintiffs have filed new class actions seeking medical monitoring in seven state courts, five of which have been removed to the MDL Court.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (“Lincoln”) was held on May 5, 2005.

(b)	No response is required.

(c)	The following matters were voted upon by security holders:
(i)	Election of Directors. The shareholders voted in favor of electing the following persons as Directors of the Company:

		Abstentions/	Broker
For term ending in 2008	Votes For	Votes Against	Non-Votes
David H. Gunning	36,237,639	380,554	—
G. Russell Lincoln	36,243,349	374,844	—
Hellene S. Runtagh	36,411,360	206,833	—
(ii)	Appointment of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young, LLP as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 2005.

Votes For	36,092,901
Votes Against	469,021
Abstentions	56,271
Broker Non-Votes	—
(d)	Not applicable.
Item 5. Other Information — None.

Item 6. Exhibits.

10.1
Summary of Cash Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 6, 2005, Securities and Exchange Commission File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.2	Share Purchase Agreement dated April 29, 2005 by and among Lincoln Electric Holdings, Inc. and all of the shareholders of J.W. Harris Co., Inc., Autobraze, Inc. and Harris-Euro Corp. (filed herewith).

31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
LINCOLN ELECTRIC HOLDINGS, INC.

/s/ VINCENT K. PETRELLA

Vincent K. Petrella, Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) July 28, 2005