Form 10-Q
period 2005-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2005-10-31
CIK 59527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2005	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)
(216) 481-8100
(Registrants’ Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of September 30, 2005 was 42,042,860.

Part I. Financial Information
     Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$412,013	$344,333	$1,180,817	$982,682
Cost of goods sold	300,821	251,595	857,397	705,676

Gross profit	111,192	92,738	323,420	277,006
Selling, general & administrative expenses	71,471	61,390	210,291	190,865
Rationalization charges	—	—	1,250	—

Operating income	39,721	31,348	111,879	86,141
Other income (expense):
Interest income	1,153	749	2,813	1,990
Equity earnings in affiliates	1,675	1,130	3,239	3,052
Other income	2,415	602	3,881	2,214
Interest expense	(2,114)	(1,358)	(5,982)	(4,401)

Total other income	3,129	1,123	3,951	2,855

Income before income taxes	42,850	32,471	115,830	88,996
Income taxes	4,662	9,474	23,289	24,029

Net income	$38,188	$22,997	$92,541	$64,967

Per share amounts:
Basic earnings per share	$0.91	$0.56	$2.22	$1.58

Diluted earnings per share	$0.90	$0.55	$2.20	$1.57

Cash dividends declared per share	$0.18	$0.17	$0.54	$0.51

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2005	2004
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,181	$92,819
Marketable securities	—	50,500
Accounts receivable (less allowance for doubtful accounts of $7,412 in 2005; $9,295 in 2004)	255,869	219,496
Inventories
Raw materials	74,046	94,743
In-process	34,474	25,082
Finished goods	160,534	116,450

	269,054	236,275
Deferred income taxes	5,810	3,794
Other current assets	37,187	34,716

TOTAL CURRENT ASSETS	674,101	637,600

PROPERTY, PLANT AND EQUIPMENT
Land	20,865	18,034
Buildings	199,900	184,008
Machinery and equipment	532,091	553,203

	752,856	755,245
Less: accumulated depreciation and amortization	413,684	439,129

	339,172	316,116

OTHER ASSETS
Prepaid pension costs	1,792	3,585
Equity investments in affiliates	39,275	36,863
Intangibles, net	33,163	12,623
Goodwill	24,883	15,849
Deferred income taxes	—	1,084
Long-term investments	27,641	26,884
Other	12,492	8,560

	139,246	105,448

TOTAL ASSETS	$1,152,519	$1,059,164

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2005	2004
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$4,317	$2,561
Trade accounts payable	113,091	111,154
Accrued employee compensation and benefits	74,547	37,036
Accrued expenses	20,202	15,953
Taxes, including income taxes	37,100	35,789
Accrued pensions, current	777	21,163
Dividends payable	7,568	7,498
Other current liabilities	25,164	30,992
Current portion of long-term debt	938	882

TOTAL CURRENT LIABILITIES	283,704	263,028

Long-term debt, less current portion	159,731	163,931
Accrued pensions	13,304	14,457
Deferred income taxes	27,422	18,227
Other long-term liabilities	25,351	22,244

SHAREHOLDERS’ EQUITY
Preferred Shares, without par value — at stated capital amount:
Authorized — 5,000,000 shares as of September 30, 2005 and December 31, 2004; Issued and Outstanding — none	—	—
Common Shares, without par value — at stated capital amount:
Authorized — 120,000,000 shares as of September 30, 2005 and December 31, 2004; Issued — 49,282,306 shares as of September 30, 2005 and December 31, 2004; Outstanding — 42,042,860 shares as of September 30, 2005 and 41,646,657 shares as of December 31, 2004	4,928	4,928
Additional paid-in capital	123,222	117,593
Retained earnings	743,817	673,010
Accumulated other comprehensive loss	(74,013)	(58,678)
Treasury shares, at cost — 7,239,446 shares as of September 30, 2005 and 7,635,649 shares as of December 31, 2004	(154,947)	(159,576)

TOTAL SHAREHOLDERS’ EQUITY	643,007	577,277

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,152,519	$1,059,164

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
(UNAUDITED)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$92,541	$64,967
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	1,250	—
Depreciation and amortization	32,107	29,418
Equity earnings of affiliates, net	(3,239)	(2,361)
Deferred income taxes	4,340	(3,280)
Stock-based compensation	2,532	2,431
Amortization of terminated interest rate swaps	(1,584)	(1,589)
Other non-cash items, net	(708)	(1,853)
Changes in operating assets and liabilities, net of the effects from acquisitions:
Increase in accounts receivable	(27,540)	(49,142)
Increase in inventories	(21,609)	(51,020)
Increase in other current assets	(3,727)	(8,429)
Increase in accounts payable	2,546	22,491
Increase in other current liabilities	50,498	73,614
Contributions to pension plans	(31,500)	(30,000)
Increase in accrued pensions	1,083	10,522
Gross change in other long-term assets and liabilities	2,481	(1,369)

NET CASH PROVIDED BY OPERATING ACTIVITIES	99,471	54,400

INVESTING ACTIVITIES
Capital expenditures	(36,171)	(38,278)
Proceeds from sale of fixed assets	3,816	1,608
Sales of marketable securities	65,500	15,000
Purchases of marketable securities	(15,000)	(9,000)
Acquisitions of businesses, net of cash acquired	(73,563)	(12,511)

NET CASH USED BY INVESTING ACTIVITIES	(55,418)	(43,181)

FINANCING ACTIVITIES
Proceeds from short-term debt	—	2,013
Payments on short-term borrowings	(516)	(2,109)
Amounts due banks, net	5,851	613
Payments on long-term borrowings	(15,203)	(4,533)
Issuance of shares from treasury for stock options	18,244	17,680
Purchase of shares for treasury	(12,804)	(4,368)
Cash dividends paid	(22,470)	(20,447)

NET CASH USED BY FINANCING ACTIVITIES	(26,898)	(11,151)
Effect of exchange rate changes on cash and cash equivalents	(3,793)	2,253

INCREASE IN CASH AND CASH EQUIVALENTS	13,362	2,321

Cash and cash equivalents at beginning of year	92,819	113,885

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,181	$116,206

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
September 30, 2005
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three and nine-months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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
Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common stock. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability for compensation expense recognized prior to the date of modification of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during the nine months ended September 30, 2005.
Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. No restricted or deferred shares were issued during the nine months ended 2005 or 2004.

The Company issued 826,093 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$38,188	$22,997	$92,541	$64,967
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	395	16	1,563	1,483
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(507)	(571)	(2,361)	(3,150)

Pro forma net income	$38,076	$22,442	$91,743	$63,300

Earnings per share:
Basic, as reported	$0.91	$0.56	$2.22	$1.58
Basic, pro forma	$0.91	$0.54	$2.20	$1.54
Diluted, as reported	$0.90	$0.55	$2.20	$1.57
Diluted, pro forma	$0.90	$0.54	$2.18	$1.53
Weighted average number of shares outstanding:
Basic	41,932	41,378	41,695	41,073
Diluted	42,336	41,778	42,103	41,349
NOTE C – GOODWILL AND INTANGIBLE ASSETS
There were no impairments of goodwill during the first nine months of 2005. The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2005 are as follows:

	North		Other
	America	Europe	Countries	Consolidated
Balance as of January 1, 2005	$—	$4,568	$11,281	$15,849
Additions	9,502	—	—	9,502
Adjustments	—	—	(301)	(301)
Foreign exchange effects on prior balance	100	(463)	196	(167)

Balance as of September 30, 2005	$9,602	$4,105	$11,176	$24,883

Additions to goodwill for the nine month period ended September 30, 2005 primarily reflect goodwill recorded in the acquisition of J.W. Harris (Note J).
Gross intangible assets other than goodwill as of September 30, 2005 and December 31, 2004 were $46,505 and $26,716, respectively. Accumulated amortization of these intangible assets as of September 30, 2005 and December 31, 2004 was $13,342 and $14,093, respectively. The increase in gross intangible assets is primarily due to trademarks, trade names, customer relationships, patents and other proprietary technology totaling $18,300 recorded in the acquisition of J.W. Harris (Note J).

NOTE D – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$38,188	$22,997	$92,541	$64,967
Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	41,932	41,378	41,695	41,073
Effect of dilutive securities – Employee stock options	404	400	408	276

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	42,336	41,778	42,103	41,349

Basic earnings per share	$0.91	$0.56	$2.22	$1.58

Diluted earnings per share	$0.90	$0.55	$2.20	$1.57

NOTE E – COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$38,188	$22,997	$92,541	$64,967
Other comprehensive income:
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(77)	(634)	(673)	(458)
Currency translation adjustment	3,787	4,468	(14,662)	604

Comprehensive income	$41,898	$26,831	$77,206	$65,113

NOTE F – INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $63,233 at September 30, 2005 and $61,442 at December 31, 2004.
NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at September 30, 2005 and 2004 include accruals for year-end bonuses and related payroll taxes of $48,097 and $38,365, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from September 30, 2004 to September 30, 2005 is due to the increase in profitability of the Company.

NOTE H – SEGMENT INFORMATION

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended September 30, 2005:
Net sales to unaffiliated customers	$276,844	$72,275	$62,894	$—	$412,013
Inter-segment sales	13,636	5,604	3,777	(23,017)	—

Total	$290,480	$77,879	$66,671	$(23,017)	$412,013

Income before interest and income taxes	$33,798	$4,704	$5,374	$(65)	$43,811
Interest income					1,153
Interest expense					(2,114)

Income before income taxes					$42,850

Three months ended September 30, 2004:
Net sales to unaffiliated customers	$223,726	$66,769	$53,838	$—	$344,333
Inter-segment sales	10,658	6,594	4,866	(22,118)	—

Total	$234,384	$73,363	$58,704	$(22,118)	$344,333

Income before interest and income taxes	$19,813	$8,626	$4,497	$144	$33,080
Interest income					749
Interest expense					(1,358)

Income before income taxes					$32,471

Nine months ended September 30, 2005:
Net sales to unaffiliated customers	$773,720	$230,932	$176,165	$—	$1,180,817
Inter-segment sales	42,002	17,712	9,504	(69,218)	—

Total	$815,722	$248,644	$185,669	$(69,218)	$1,180,817

Income before interest and income taxes	$86,895	$18,306	$13,647	$151	$118,999
Interest income					2,813
Interest expense					(5,982)

Income before income taxes					$115,830

Total assets	$767,602	$259,266	$221,346	$(95,695)	$1,152,519

Nine months ended September 30, 2004:
Net sales to unaffiliated customers	$653,383	$206,297	$123,002	$—	$982,682
Inter-segment sales	27,938	20,556	13,642	(62,136)	—

Total	$681,321	$226,853	$136,644	$(62,136)	$982,682

Income before interest and income taxes	$60,370	$19,036	$11,632	$369	$91,407
Interest income					1,990
Interest expense					(4,401)

Income before income taxes					$88,996

Total assets	$736,198	$245,135	$180,064	$(78,186)	$1,083,211
The Europe segment includes rationalization charges of $1,250 for the nine months ended September 30, 2005 (see Note I). There were no rationalization charges incurred for the nine months ended September 30, 2004.
NOTE I – RATIONALIZATION CHARGES
In the fourth quarter of 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing that was performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company expects to incur a charge of approximately $2,614 (pre-tax), of which $1,188 (pre-tax) was incurred in the first nine months of 2005 and $2,292 (pre-tax) has been incurred to date. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were approximately $2,123 (pre-tax), of which $1,087 (pre-tax) was incurred in the first nine months of 2005.

Costs not related to employee severance are expected to total $491 (pre-tax) of which $169 (pre-tax) has been incurred to date. These other costs primarily include warehouse relocation costs and professional fees. The Company expects to incur the remaining $322 in charges related to these rationalization efforts by the end of the first quarter of 2006. As of September 30, 2005, the Company has recorded a liability of $1,379 for charges related to the French Rationalization.
Also in the fourth quarter of 2004, the Company committed to a plan to rationalize sales and distribution at its operations in Norway and Sweden (the “Nordic Rationalization”). In connection with the Nordic Rationalization, the Company consolidated the sales and distribution operations in Norway and Sweden into other facilities in Europe to improve efficiencies. In connection with the Nordic Rationalization, the Company has incurred charges of $1,398 (pre-tax). Employee severance costs associated with the termination of approximately 13 employees were $651 (pre-tax). The Company incurred $747 (pre-tax) in the fourth quarter of 2004 for costs not related to employee severance, which primarily include warehouse relocation costs. The Company does not expect to incur any further charges related to the Nordic Rationalization. As of September 30, 2005, the Company has recorded a liability of $358 for charges related to the Nordic Rationalization.
NOTE J – ACQUISITIONS
On April 29, 2005, the Company acquired all of the outstanding stock of the J.W. Harris Co., Inc. (“J.W. Harris”), a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began including the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005.
The initial purchase price allocation for this investment resulted in goodwill of approximately $8,000. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2005. Included in the aggregate purchase price is $5,000 deposited in escrow accounts. Distribution of amounts in escrow is dependent on resolution of pre-closing contingencies. Amounts remaining in escrow as of the second anniversary of the closing date will be distributed to the former shareholders and will result in adjustments to the purchase price allocation.
The Company expects this acquisition to provide a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. Headquartered in Mason, Ohio, J.W. Harris has approximately 300 employees and manufacturing plants in Ohio and Rhode Island. An international distribution center is located in Spain. Annual sales are approximately $110,000. The J.W. Harris business contributed $48,412 of sales and earnings of $0.02 per diluted share during the five months ended September 30, 2005.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China and will also incorporate the Company’s Chinese equipment manufacturing facilities. Equipment manufacturing is expected to commence in the first quarter of 2006.
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
The Company expects, in the longer-term, that these Chinese acquisitions, along with other planned investments in China, will provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These acquired businesses generated $27,243 of sales during the nine months ended September 30, 2005 with no significant contribution to net income.
The Company continues to expand globally and periodically evaluates transactions that would involve significant capital expenditures. If additional acquisitions and major projects providing appropriate financial benefits become available, additional expenditures may be made.

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
The Company has provided a guarantee on a loan for a joint venture of approximately $4,000 at September 30, 2005. The guarantee is provided on two loan agreements totaling $2,000 each, one which expires in February 2006 and the other expiring in May 2007. Each loan has been undertaken for the purposes of funding the joint venture’s working capital needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE L – PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in the Other current liabilities line item of the balance sheet. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2005 and 2004 are as follows:

	Balance at	Charged to		Balance
	beginning	costs and		at end
	of year	expenses	Deductions	of period
Nine months ended September 30, 2005	$6,800	$6,246	$(5,104)	$7,942
Nine months ended September 30, 2004	$5,893	$5,000	$(4,859)	$6,034
Warranty expense was 0.5% of sales for the nine months ended September 30, 2005 and 2004.
NOTE M – LONG-TERM DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of September 30, 2005, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1,584 in the first nine months of 2005 and is expected to reduce annual interest expense by $2,117 in each of 2005 and 2006. At September 30, 2005, $5,485 remains to be amortized and is included in Long-term debt. The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,443 during the nine months ending September 2005.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities with a corresponding decrease in Long-term debt. The fair value of these swaps at September 30, 2005 was $1,876.
Terminated swaps have increased the values of the Series A Notes from $40,000 to $41,621, the Series B Notes from $30,000 to $32,543 and the Series C Notes from $80,000 to $81,321 as of September 30, 2005. The weighted-average effective rate on the Notes for the third quarter and first nine months of 2005 was 4.0% and 3.8%.
NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the FASB issued Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact on its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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
Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123 (R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.
FSP 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.
FSP No. 109-1 clarifies the application of SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” FSP 109-1 requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.
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
NOTE O – RETIREMENT ANNUITY PLANS
A summary of the components of net periodic benefit costs was as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Service cost — benefits earned during the period	$4,341	$2,929	$13,198	$11,643
Interest cost on projected benefit obligation	9,290	8,610	27,343	26,362
Expected return on plan assets	(11,771)	(10,980)	(35,374)	(32,336)
Amortization of prior service cost	761	779	2,110	2,225
Amortization of net loss	2,846	2,432	6,739	6,498
Termination benefits	—	—	177	—
Settlement losses	2,138	—	2,138	—

Net pension cost of defined benefit plans	$7,605	$3,770	$16,331	$14,392

The Company terminated one of its European pension plans and incurred a settlement loss of $2,138 in the third quarter of 2005.
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to voluntarily contribute $30,000 to its U.S. pension plans during 2005. As of September 30, 2005, the Company has voluntarily contributed $31,500 to its U.S. plans.

NOTE P – INCOME TAXES
The effective income tax rates of 20.1% and 27.0% for the nine months ended September 30, 2005 and 2004, respectively, were lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings, non-recurring items in 2005 including the resolution of prior years’ tax liabilities of $7,201, and an adjustment to state deferred income taxes. The deferred tax adjustment reflects the impact of a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, including the effect of lower tax rates. Excluding non-recurring items, the Company’s effective tax rate for the nine months ended September 30, 2005 was 27.9%. The anticipated effective rate for 2005 depends on the level of earnings and related tax deductions achieved during the year.

Part 1 – Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands of dollars except share and per share data)
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
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three months ended September 30,
	2005		2004		Change
(dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$412,013	100.0%	$344,333	100.0%	$67,680	19.7%
Cost of goods sold	300,821	73.0%	251,595	73.1%	49,226	19.6%

Gross profit	111,192	27.0%	92,738	26.9%	18,454	19.9%
Selling, general & administrative expenses	71,471	17.4%	61,390	17.8%	10,081	16.4%

Operating income	39,721	9.6%	31,348	9.1%	8,373	26.7%
Interest income	1,153	0.3%	749	0.2%	404	53.9%
Equity earnings in affiliates	1,675	0.4%	1,130	0.3%	545	48.2%
Other income	2,415	0.6%	602	0.2%	1,813	301.2%
Interest expense	(2,114)	(0.5%)	(1,358)	(0.4%)	(756)	55.7%

Income before income taxes	42,850	10.4%	32,471	9.4%	10,379	32.0%
Income taxes	4,662	1.1%	9,474	2.7%	(4,812)	(50.8%)

Net income	$38,188	9.3%	$22,997	6.7%	$15,191	66.1%

	Nine months ended September 30,
	2005		2004		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,180,817	100.0%	$982,682	100.0%	$198,135	20.2%
Cost of goods sold	857,397	72.6%	705,676	71.8%	151,721	21.5%

Gross profit	323,420	27.4%	277,006	28.2%	46,414	16.8%
Selling, general & administrative expenses	210,291	17.8%	190,865	19.4%	19,426	10.2%
Rationalization charges	1,250	0.1%	—	0.0%	1,250	100.0%

Operating income	111,879	9.5%	86,141	8.8%	25,738	29.9%
Interest income	2,813	0.2%	1,990	0.2%	823	41.4%
Equity earnings in affiliates	3,239	0.3%	3,052	0.3%	187	6.1%
Other income	3,881	0.3%	2,214	0.2%	1,667	75.3%
Interest expense	(5,982)	(0.5%)	(4,401)	(0.4%)	(1,581)	35.9%

Income before income taxes	115,830	9.8%	88,996	9.1%	26,834	30.2%
Income taxes	23,289	2.0%	24,029	2.5%	(740)	(3.1%)

Net income	$92,541	7.8%	$64,967	6.6%	$27,574	42.4%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net Sales. Net sales for the third quarter of 2005 increased 19.7% to $412,013 from $344,333 last year. The increase in net sales reflects an 8.2%, or $28,246 increase due to acquisitions, a 6.9%, or $23,812 increase due to price increases, an increase of 3.2%, or $11,024 due to volume, as well as, a 1.4%, or $4,598 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 23.7% to $276,844 for 2005 compared to $223,726 in 2004. This increase reflects an increase of 11.8% or $26,448 due to newly acquired companies, 7.7%, or $17,170 due to price increases, an increase of 3.2%, or $7,246 in volume and a 1.0%, or $2,254 favorable impact of foreign currency exchange rates. U.S. export sales of $23,767 were up $3,668, or 18.2% from last year. European sales have increased 8.2% to $72,275 in 2005 from $66,769 in the prior year. This increase is due to an increase of 2.9%, or $1,964 due to volume, a 2.5%, or $1,671 increase due to price increases, and a 0.1%, or $81 favorable impact of foreign currency exchange rates. Other Countries sales increased 16.8% to $62,894 in 2005 from $53,838 in the prior year. This increase reflects a 9.2%, or $4,971 increase due to price increases, an increase of 4.2%, or $2,263 favorable impact of foreign currency exchange rates, and an increase of $1,814 or 3.4% due to volume.
Gross Profit. Gross profit increased 19.9% to $111,192 during the third quarter of 2005 compared to $92,738 last year. As a percentage of net sales, Gross profit increased slightly to 27.0% in the third quarter 2005 from 26.9% in the third quarter 2004. The increase reflects price increases implemented in the fourth quarter of 2004 to offset significant increases in raw material costs which accelerated in the third quarter of 2004 in North America. This increase is offset by declining margins due to increased material costs and unfavorable production variances in Europe, as well as a shift in sales mix to traditionally lower margin geographies and businesses including the effects of recent acquisitions.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $10,081 or 16.4%, for the third quarter of 2005, compared with 2004. The increase was primarily due to higher bonus expense of $4,080, incremental selling, general and administrative expenses of $2,244 from recently acquired businesses, as well as, higher selling expenses of $1,953 due to increased sales levels.
Equity Earnings in Affiliates. Equity earnings in affiliates increased $545 from $1,130 in the third quarter of 2004 to $1,675 in the third quarter 2005, as a result of increased earnings at the Company’s investment in Kuang Tai (Asia).
Other Income. Other income increased to $2,415 in the third quarter 2005 from $602 in the third quarter 2004. The increase was primarily due to the settlement of legal disputes totaling $1,418.
Interest Expense. Interest expense increased to $2,114 in the third quarter 2005 from $1,358 in the third quarter 2004 because of higher interest rates.
Income Taxes. Income taxes for the third quarter of 2005 were $4,662 on income before income taxes of $42,850, or an effective rate of 10.9%, as compared with income taxes of $9,474 on income before income taxes of $32,471 or an effective rate of 29.2% for the same period in 2004. The effective rates for 2005 and 2004 are lower than the Company’s statutory rate because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and a non-recurring adjustment in 2005 relating to the resolution of prior years’ tax liabilities of $7,201. Excluding this non-recurring item, the Company’s effective tax rate for the three months ended September 30, 2005 was 27.7%. The decrease in the effective tax rate, excluding the non-recurring item, from 2004 to 2005 is primarily related to an increase in pre-tax income in lower tax jurisdictions.
Net Income. Net income for the third quarter of 2005 was $38,188 compared to $22,997 last year. Diluted earnings per share for the third quarter of 2005 was $0.90 compared to $0.55 per share in 2004. Foreign currency exchange rate movements did not have a material effect on net income for 2005 or 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Net Sales. Net sales for the first nine months of 2005 increased 20.2% to $1,180,817 from $982,682 last year. The increase in net sales reflects a 10.0%, or $98,320 increase due to price increases, a 6.6%, or $64,252 increase due to acquisitions, a 1.8%, or $17,793 favorable impact of foreign currency exchange rates, as well as an increase of 1.8%, or $17,770 due to volume. Net sales for North American operations increased 18.4% to $773,720 for 2005 compared to $653,383 in 2004. This increase reflects an increase of 10.6%, or $69,469 due to price increases, 7.0% or $45,490 due to newly acquired companies and a 1.0%, or $6,388 favorable impact of foreign currency exchange rates, partially offset by a decrease in volume of 0.2%, or $1,010. U.S. export sales of $70,491 were up $13,196, or 23.0% from last year. European sales have increased 11.9% to $230,932 in 2005 from $206,297 in the prior year. This increase is due to a 6.7%, or $13,781 increase due to price increases and a 3.6%, or $7,498 favorable impact of foreign currency exchange rates, as well as an increase of 0.2%, or $448 due to volume. Other Countries sales increased 43.2% to $176,165 in 2005 from $123,002 in the prior year. This increase reflects an increase of $18,332 or 14.9% due to volume, an increase of 12.9%, or $15,854 from newly acquired companies, a 12.3%, or $15,070 increase due to price increases and a 3.1%, or $3,907 favorable impact of foreign currency exchange rates.
Gross Profit. Gross profit increased 16.8% to $323,420 during the first nine months of 2005 compared to $277,006 last year. As a percentage of net sales, gross profit decreased to 27.4% in the first nine months of 2005 from 28.2% last year. The decrease as a percent of sales reflects a shift in sales mix to traditionally lower margin geographies and businesses, including the effects of recent acquisitions and declining margins due to increased material costs and unfavorable production variances in Europe. In addition, gross profit in North America was negatively impacted by an increase in product liability defense costs of $4,969. Partially offsetting this decrease were price increases implemented in the fourth quarter of 2004 to offset significant increases in raw material costs which accelerated in the third quarter of 2004 in North America. A $5,041 favorable impact of foreign currency exchange rates in the first nine months of 2005 also offset the decrease in gross profit.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $19,426, or 10.2%, for the first nine months of 2005, compared with 2004. The increase was primarily due to higher bonus expense of $9,114, higher selling expenses of $6,187 due to increased sales levels, as well as, incremental selling, general and administrative expenses from recently acquired businesses totaling $4,924.
Rationalization Charges. In the first nine months of 2005, the Company recorded rationalization charges of $1,250 ($848 after-tax). The rationalization charges are related to employee severance costs covering 40 employees in France, 7 employees in Norway and 6 employees in Sweden. The Company expects to incur an additional $322 in charges related to these rationalization efforts during the remainder of 2005 and the first quarter of 2006. See Note I. There were no rationalization charges in the first nine months of 2004.
Equity Earnings in Affiliates. Equity earnings in affiliates increased $187 from $3,052 in the first nine months of 2004 to $3,239 in 2005, due to increased earnings at the Company’s investment in AS Kaynak (Turkey), partially offset by a decrease in earnings at Kuang Tai (Asia).
Other Income. Other income increased to $3,881 in the nine months ending September 2005 from $2,214 in the nine months ending September 2004. The increase was primarily due the settlement of legal disputes totaling $1,418.
Interest Expense. Interest expense increased to $5,982 in the nine months ending September 2005 from $4,401 in the nine months ending September 2004 because of higher interest rates.
Income Taxes. Income taxes for the first nine months of 2005 were $23,289 on income before income taxes of $115,830, an effective rate of 20.1%, as compared with income taxes of $24,029 on income before income taxes of $88,996 or an effective rate of 27.0% for the same period in 2004. The effective rates for 2005 and 2004 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings, non-recurring items in 2005 including the resolution of prior years’ tax liabilities of $7,201, and an adjustment to state deferred income taxes totaling $1,807. The deferred tax adjustment reflects the impact of a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates. Excluding these non-recurring items the Company’s effective tax rate for the nine months ended September 30, 2005 was 27.9%. The increase in the effective tax rate, excluding these non-recurring items, is primarily related to an increase in pre-tax income.
Net Income. Net income for the first nine months of 2005 was $92,541 compared to $64,967 last year. Diluted earnings per share for the nine months ending September 30, 2005 was $2.20 compared to $1.57 per share in 2004. Foreign currency exchange rate movements did not have a material effect on net income in 2005 or 2004.

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
The following table reflects changes in key cash flow measures:

	Nine months ended September 30,
(Dollars in thousands)	2005	2004	Change
Cash provided by operating activities:	$99,471	$54,400	$45,071
Cash used by investing activities:	(55,418)	(43,181)	(12,237)
Capital expenditures	(36,171)	(38,278)	2,107
Sales (purchases) of marketable securities, net	50,500	6,000	44,500
Acquisitions, net of cash received	(73,563)	(12,511)	(61,052)
Cash used by financing activities:	(26,898)	(11,151)	(15,747)
Payments on long-term borrowings	(15,203)	(4,533)	(10,670)
Purchase of shares for treasury	(12,804)	(4,368)	(8,436)
Issuance of treasury shares for stock options	18,244	17,680	564
Cash dividends paid to shareholders	(22,470)	(20,447)	(2,023)
Increase in Cash and cash equivalents	13,362	2,321	11,041
Cash and cash equivalents increased 14.4%, or $13,362 to $106,181 as of September 30, 2005, from $92,819 as of December 31, 2004. This compares to a $2,321 increase in cash and cash equivalents during the same period in 2004.
Cash provided by operating activities increased by $45,071 for the first nine months of 2005 compared to 2004. The increase was primarily related to an increase in Net income and less of an increase in Accounts receivable and Inventories when compared to the same period in 2004. Accounts receivable increased less in the current year as the Company did not experience a growth in sales during the first nine months of 2005 as significant as during the same period in 2004. The increases in cash provided by operating activities were partially offset by less of an increase in Accounts payable and other current liabilities, primarily accrued income taxes, than occurred in the first nine months of 2004. Average days in accounts payable decreased to 38.1 days at September 30, 2005 from 43.1 days at December 31, 2004. This was offset by a decrease in days sales in inventory from 120.6 days at December 31, 2004 to 115.8 days at September 30, 2005, and a decrease in accounts receivable days from 60.7 days at December 31, 2004 to 59.8 days at September 30, 2005.
Cash used by investing activities increased $12,237 for the first nine months of 2005 compared to 2004. The increase was primarily due to the acquisition of J.W. Harris for approximately $71,000, net of cash acquired. This was partially offset by a net increase in the proceeds from the sale of marketable securities of $44,500. Capital expenditures during the first nine months of 2005 were $36,171, a $2,107 decrease from 2004. The Company anticipates capital expenditures in 2005 of approximately $50,000. Anticipated capital expenditures reflect the need to expand the Company’s manufacturing capacity due to an increase in customer demand. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs or promote business growth. Management does not anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities increased $15,747 in the first nine months of 2005 compared to 2004. The increase was primarily due to an increase in payments on long-term borrowings of $10,670 and an increase in treasury share purchases during 2005 of $8,436.
The Company’s debt levels decreased from $167,374 at December 31, 2004, to $164,986 at September 30, 2005. Debt to total capitalization decreased to 20.4% at September 30, 2005, from 22.5% at December 31, 2004.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During the nine months ended September 30, 2005, the Company purchased 429,890 shares of its common stock on the open market at a cost of $12,804. Total shares purchased through the share repurchase programs were 10,241,673 shares at a cost of $216,266 through September 30, 2005.

In July 2005, the Company paid a quarterly cash dividend of 18 cents per share, or $7,485 to shareholders of record on June 30, 2005.
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
The initial purchase price allocation for this investment resulted in goodwill of approximately $8,000. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2005. Included in the aggregate purchase price is $5,000 deposited in escrow accounts. Distribution of amounts in escrow is dependent on resolution of pre-closing contingencies. Amounts remaining in escrow as of the second anniversary of the closing date will be distributed to the former shareholders and will result in adjustments to the purchase price allocation.
The Company expects this acquisition to provide a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. Headquartered in Mason, Ohio, J.W. Harris has approximately 300 employees and manufacturing plants in Ohio and Rhode Island. An international distribution center is located in Spain. Annual sales are approximately $110,000. The J.W. Harris business contributed $48,412 of sales and earnings of $0.02 per diluted share during the five months ended September 30, 2005.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began including the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. SLE is a manufacturer of flux-cored wire and other consumables located in China and will also incorporate the Company’s Chinese equipment manufacturing facilities. Equipment manufacturing is expected to commence in the first quarter of 2006.
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
The Company expects, in the longer-term, that these Chinese acquisitions, along with other planned investments in China, will provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These acquired businesses generated $27,243 of sales during the nine months ended September 30, 2005 with no significant contribution to net income.
The Company continues to expand globally and periodically evaluates transactions that would involve significant capital expenditures. The Company’s operational cash flow can fund the global expansion plans, but a significant acquisition would require access to the capital markets, in particular, the public and/or private bond market, as well as the syndicated bank loan market. The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the U.S., and then lends funds to the specific subsidiary that requires funding. If additional acquisitions and major projects providing appropriate financial benefits become available, additional expenditures may be made.

Long – term debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of September 30, 2005, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the terms of the related debt. The amortization of this gain reduced interest expense by $1,584 in the first nine months of 2005 and is expected to reduce annual interest expense by $2,117 in each of 2005 and 2006. At September 30, 2005, $5,485 remains to be amortized and is included in Long-term debt. The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,443 during the nine months ending September 2005.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates will be reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities with a corresponding decrease in Long-term debt. The fair value of these swaps at September 30, 2005 was $1,876.
Terminated swaps have increased the values of the Series A Notes from $40,000 to $41,621, the Series B Notes from $30,000 to $32,543 and the Series C Notes from $80,000 to $81,321 as of September 30, 2005. The weighted-average effective rate on the Notes for the third quarter and first nine months of 2005 was 4.0% and 3.8%.
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

TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During the fourth quarter of 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability for compensation expense recognized prior to the date of modification of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during the nine months ended September 30, 2005.
Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. No restricted or deferred shares were issued during the nine months ended 2005 or 2004.
The Company issued 826,093 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2005.
Product liability expense
Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Net expenditures on product liability increased approximately $4,969 in the nine months 2005 compared to last year. These net expenditures are projected to increase by approximately $5,000 – $7,000 in 2005 compared to 2004. See Note K. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating results and cash flow and restrict capital market access.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at September 30, 2005 were immaterial. The Company has also provided a guarantee on a loan for a joint venture of $4,000 at September 30, 2005. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the FASB issued Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact on its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
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
Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123 (R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.
FSP 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” were enacted on October 22, 2004.
FSP No. 109-1 clarifies the application of SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” FSP 109-1 requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.
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

CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material adjustments to the Company’s accounting policies have been made in 2005. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $2,618 have been provided on earnings of $10,955 that are not expected to be permanently reinvested. At September 30, 2005, the Company had approximately $60,965 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which will reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2005, a valuation allowance of $18,704 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Pensions
The Company accounts for its defined benefit plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires amounts recognized in financial statements be determined on an actuarial basis. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.
A significant element in determining the Company’s pension expense is the expected return on plan assets. The expected return on plan assets is determined based on the expected long-term rate of return on the plan assets and the market-related value of plan assets. Upon adoption of SFAS No. 87, the market-related value of plan assets could be determined by either fair value or a calculated value recognizing changes in fair value in a systematic and rational manner over not more than five years. The method chosen must be applied consistently year to year. The Company used fair values at December 31 for the market-related value of plan assets. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense.
During 2004, investment gains in the Company’s U.S. pension plans were approximately 11.3%. The Company made $30,000 of voluntary contributions during 2004, approximately $40,000 in 2003 and $31,500 during the first nine months of 2005. Pension expense relating to the Company’s defined benefit plans for the first nine months of 2005 was $1,939 higher than the first nine months of 2004 as a result of settlement losses incurred on the termination of a European pension plan. Excluding the settlement loss, the Company estimates 2005 pension expense will not be materially different than 2004.
At the end of each year, the Company determines the discount rate to be used for plan liabilities. To develop the discount rate assumption to be used, the Company looks to rates of return on high quality, fixed-income investments which match the expected cash flow of future plan obligations. At December 31, 2004, the Company determined this rate to be 5.9%.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $63,233 at September 30, 2005. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of this Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve risks and uncertainties. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect future results, including:
•	Competition. The Company operates in a highly competitive global environment and is subject to a variety of competitive factors such as pricing, the actions and strength of its competitors, and the Company’s ability to maintain its position as a recognized leader in welding technology. The intensity of foreign competition is substantially affected by fluctuations in the value of the United States dollar against other currencies. The Company’s competitive position could also be adversely affected should new or emerging entrants become more active in the arc welding business.
•	Economic and Market Conditions The Company is subject to general economic, business and industry conditions which can adversely affect the Company’s results of operations. The Company’s revenues and profits depend significantly on the overall demand for arc welding and cutting products. Capital spending in the manufacturing and other industrial sectors can adversely affect the Company’s results of operations. If economic and market conditions deteriorate, the Company’s results of operations could be adversely affected.
•	International Markets. The Company’s long-term strategy is to increase its share in growing international markets, particularly Asia (with emphasis in China), Latin America, Eastern Europe and other developing markets. However, there can be no certainty that the Company will be successful in achieving its investment and return objectives defined within its expansion plans. The Company is subject to the currency risks of doing business abroad, and the possible effects of international terrorism and hostilities. Moreover, international expansion poses challenging demands within the Company’s infrastructure.
•	Cyclicality and Maturity of the Welding and Cutting Industry. The United States arc welding and cutting industry is both mature and cyclical. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by numerous factors, including the increased cost of steel and the substitution of plastics and other materials in place of fabricated metal parts in many products and structures. Increased offshore production of fabricated steel structures has also decreased the domestic demand for arc welding and cutting products in the Company’s largest market.
•	Litigation. The Company, like other manufacturers in the U.S. market, is subject to a variety of product liability lawsuits and potential lawsuits that arise in the ordinary course of business. While past experience has generally shown these cases to be immaterial, product liability cases in the U.S. against the Company, particularly with respect to welding fumes, continue to increase and past experience may not be predictive of the future.
•	Operating Factors. The Company is highly dependent on its skilled workforce and efficient production facilities, which could be adversely affected by its labor relations, business interruptions and short-term or long-term interruptions in the availability of supplies or raw materials or in the transportation of finished goods.

•	Research and Development. The Company’s continued success depends, in part, on its ability to continue to meet customer welding needs through the introduction of new products and the enhancement of existing product design and performance characteristics. There can be no assurances that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to the operating results of the Company, or that product development will continue at a pace to sustain future growth.
•	Raw Materials and Energy Costs. In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchase of commodities (primarily steel) and energy used in the manufacture of its products. The Company’s market risk strategy has generally been to obtain competitive prices for products and services as dictated by supply and demand. In addition, the Company uses various hedging arrangements to manage exposures to price risk from commodity and energy purchases, though there is no effective and available hedging technique for steel. The Company’s results of operations may be adversely affected by shortages of supply. The Company’s results of operations may also be negatively affected by increases in prices to the extent these increases can not be passed on to customers.
•	Section 404 of the Sarbanes-Oxley Act of 2002. The Company evaluated its internal controls systems in order to allow management to report on, and the Company’s Independent Registered Public Accounting Firm to attest to, the Company’s internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act. The Company performed the system and process valuation and testing required to comply with the management certification and auditor attestation requirements of Section 404. The Company was able to fully implement the requirements relating to internal controls over financial reporting and all other aspects of Section 404 for the year ended December 31, 2004. However, the Company cannot be certain as to its ability to comply with Section 404 in future periods. If the Company is not able to comply with the requirements of Section 404 in future periods, the Company might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect the Company’s financial results and the market price of its common stock.
•	Regulatory Factors. The Company is subject to increasingly complex environmental regulations affecting international manufacturers, including those relating to air and water emissions and waste. In addition, the Company must comply with standards specifically related to the design, production and labeling of electrical equipment. As the Company expands its global production platform, this additional regulatory complexity will increase the Company’s compliance requirements.
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
Included below is a sensitivity analysis based upon a hypothetical 10 % weakening or strengthening in the U.S. dollar compared to the September 30, 2005 foreign currency rates, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company’s current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at September 30, 2005 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on Income before taxes, Interest expense, or Accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At September 30, 2005, the Company hedged third party and intercompany purchases and sales. At September 30, 2005, the Company had foreign exchange contracts with a notional value of approximately $28,613. At September 30, 2005, a hypothetical 10 % weakening of the U.S. dollar would not materially affect the Company’s financial statements.

At September 30, 2005, the Company also had foreign exchange contracts with a notional value of approximately $21,254 which hedged intercompany loans. Any loss resulting from a hypothetical 10 % weakening of the U.S. dollar would be offset by the associated gain on the underlying intercompany loan receivable and would not materially affect the Company’s financial statements.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10 % adverse change in commodity prices on the Company’s open commodity futures at September 30, 2005 would not materially affect the Company’s financial statements.
Interest Rate Risk
The Company uses floating rate swaps to convert a portion of its $150,000 fixed-rate, long-term borrowings into short-term variable interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the September 30, 2005 floating rate would not materially affect the Company’s financial statements. See discussion in “Liquidity — Long-term debt.”
The fair value of the Company’s cash and cash equivalents and marketable securities at September 30, 2005, approximated carrying value due to their short-term duration. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.
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
At September 30, 2005, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 35,795 plaintiffs, which is a net decrease of 3,063 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 18,129 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 298 were decided in favor of the Company following summary judgment motions. The Company has appealed or will appeal the 4 judgments based on verdicts against the Company.
At September 30, 2005, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 8,622 plaintiffs, which is a net decrease of 2,941 from those previously reported at June 30, 2005. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. Many of the cases are single plaintiff cases but some multi-claimant cases have been filed, including alleged class actions in various states. At September 30, 2005, cases involving 5,052 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”).

Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 5,483 of those claims were dismissed, 7 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial, and 1 of which resulted in a defense verdict (subsequently, however, a motion for a new trial has been granted) and 12 were settled for immaterial amounts. The Company has appealed the 1 case tried to a plaintiff’s verdict. In addition, class action claims in 10 cases transferred to the MDL Court that were originally filed as purported class actions have been dropped. However, plaintiffs have filed new class actions seeking medical monitoring in seven state courts, five of which have been removed to the MDL Court.
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
LINCOLN ELECTRIC HOLDINGS, INC.
/s/ VINCENT K. PETRELLA
Vincent K. Petrella, Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
October 31, 2005