Form 10-K
period 2005-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2006-02-24
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005                    Commission file number 0-1402
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
Common Shares, without par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☑Large accelerated filer	☐Accelerated filer	☐Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common shares held by non-affiliates as of June 30, 2005 was $1,291,210,335 (affiliates, for this purpose, have been deemed to be Directors of the Company and Executive Officers, and certain significant shareholders).
The number of shares outstanding of the registrant’s common shares as of December 31, 2005 was 42,181,021.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s proxy statement for its 2006 annual meeting of shareholders (the “2006 Proxy Statement”) are hereby incorporated by reference into Part III on this annual report on Form 10-K.

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
The Company is a full-line manufacturer and reseller of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. With the recent acquisition of J.W. Harris, the Company has a leading global position in the brazing and soldering alloys market.
The arc welding power sources and wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated robotic machine applications for high production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes, (2) solid electrodes produced in coil reel or drum forms for continuous feeding in mechanized welding, and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding.
The Company has wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela. The Company manages its operations by geographic location and has three reportable segments: North America, Europe and all Other Countries. The Other Countries segment includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. See Note J to the consolidated financial statements with respect to segment and geographic area information. Nearly all of the above facilities are ISO 9001 certified.
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
The Company’s major end user markets include:

•	general metal fabrication,

•	infrastructure including oil and gas pipelines and platforms, buildings, bridges and power generation,

•	transportation and defense industries (automotive/trucks, rail, ships and aerospace),

•	equipment manufacturers in construction, farming and mining,

•	retail resellers, and

•	rental market.
The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company’s business is not seasonal.

Competition
Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world’s largest manufacturer of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue appropriate strategies to heighten its competitiveness in domestic and international markets, which includes positioning low cost manufacturing facilities in most geographical markets. Competition in the arc welding and cutting industry is on the basis of brand preference, product quality, price and performance, warranty, delivery, service and technical support. The Company believes its performance against these factors has contributed to the Company’s position as the leader in the industry.
Virtually all of the Company’s products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the marketplace because of its highly trained technical sales force and the support of its welding research and development staff, which allow it to assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users through which the Company guarantees that the user will achieve cost savings in its manufacturing process when it utilizes the Company’s products. This allows the Company to introduce its products to new users and to establish and maintain close relationships with its customers. This close relationship between the technical sales force and the customers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company’s products, is an important element of the Company’s market success and a valuable asset of the Company.
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
Environmental Regulations
The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 14001 certified at its most significant manufacturing facilities in the United States and is working to gain certification at its remaining United States facilities, as well as its major facilities in Canada, Mexico and Europe.
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
Research and Development
Research activities, which the Company believes provide a competitive advantage, relate to the development of new products and the improvement of existing products. Research activities are Company-sponsored. Refer to Note A to the consolidated financial statements with respect to total costs of research and development.

Employees
The number of persons employed by the Company worldwide at December 31, 2005 was 7,485. See Item 10 of Part III for information regarding the Company’s executive officers.
Website Access
The Company’s internet address is www.lincolnelectric.com. The Company makes available free of charge on its website at www.lincolnelectric.com its annual, quarterly and current reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The Company also posts its Code of Corporate Conduct and Ethics on its website. However, the information found on the Company’s website is not part of this or any other report.
Item 1A. Risk Factors
From time to time, information we provide, statements by our employees or information included in our filings with the Securities and Exchange Commission may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of the statement, and, except as required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.
If energy costs or the prices of our raw materials increase, our operating expenses could increase significantly.
In the normal course of business, we are exposed to market risk and price fluctuations related to the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. For example, since 2003, the price of the type of steel used to manufacture our products has increased significantly and has been subject to periodic shortages due to global economic factors, including increased demand for construction materials in developing nations such as China and India. Since 2003, we have also experienced substantial inflation in prices for other raw materials, including metals and chemicals. In addition, we have experienced an increase in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. Our results of operations may be harmed by shortages of supply and by increases in prices to the extent those increases can not be passed on to customers.
We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.
At December 31, 2005, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 8,724 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 34,667 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiff to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 5,704 of those claims were dismissed, 8 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial, and one of which resulted in a defense verdict and 12 were settled for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 19,443 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 304 were decided in favor of us following summary judgment motions.
Defense costs have been increasing. The long-term impact of the manganese and asbestos loss contingencies, in each case in the aggregate, on operating cash flows and capital markets is difficult to access, particularly since claims are in many different stages of development and we benefit significantly from cost-sharing with co-defendants and insurance carriers. While we intend to contest these lawsuits vigorously, and have applicable insurance relating to these claims, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese and asbestos, including the possibility that cost sharing dissipates for some currently unforeseen reason or that our trial experience changes overall.
Manganese is an essential element of steel and cannot be eliminated from welding consumables. Asbestos use in welding consumables in the U.S. ceased in 1981.
We may incur material losses and costs as a result of product liability claims that may be brought against us.
Our products are used in a variety of applications, including infrastructure projects such as oil and gas pipelines and platforms, buildings, bridges and power generation facilities, the manufacture of transportation and heavy equipment or machinery, and various other construction projects. We face risk of exposure to product liability claims in the event that accidents or failures on these projects result, or are alleged to result, in bodily injury or property damage. Further, our welding products are designed for use in specific applications, and if a product is used inappropriately, personal injury or property damage may result. For example, in the period between 1994 and 2000, we were a defendant or co-defendant in 21 lawsuits filed by building owners or insurers in Los Angeles County, California. The plaintiffs in those cases alleged that certain buildings affected by the 1994 Northridge earthquake sustained property damage in part because a particular electrode used in the construction of those buildings was unsuitable for that use. In the Northridge cases, one case was tried to a defense verdict in favor of us, 12 were voluntarily dismissed, 7 were settled and we received summary judgment in our favor in another.
The occurrence of defects in or failures of our products, or the misuse of our products in specific applications, could cause termination of customer contracts, increased costs and losses to us, our customers and other end users. We cannot be assured that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend those claims. Further, we cannot be assured that our product liability insurance coverage will be adequate for any liabilities that we may ultimately incur or that it will continue to be available on terms acceptable to us.
The cyclicality and maturity of the United States arc welding and cutting industry may adversely affect our performance.
The United States arc welding and cutting industry is a mature industry that is cyclical in nature. The growth of the domestic arc welding and cutting industry has been and continues to be constrained by factors such as the increased cost of steel and increased offshore production of fabricated steel structures. Overall demand for arc welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may be substantially decreased, which could reduce demand for our products, our revenues and our results of operations.

We may not be able to complete our acquisition strategy or successfully integrate acquired businesses.
Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may involve the expenditure of significant funds and management time. Depending on the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Our current operational cash flow is sufficient to fund our current acquisition plans, but a significant acquisition would require access to the capital markets. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize expected benefits from any completed acquisition.
If we cannot continue to develop, manufacture and market products that meet customer demands, our revenues and gross margins may suffer.
Our continued success depends, in part, on our ability to continue to meet our customers’ needs for welding products through the introduction of innovative new products and the enhancement of existing product design and performance characteristics. We must remain committed to product research and development and customer service in order to remain competitive. Accordingly, we may spend a proportionately greater amount on research and development than some of our competitors. We cannot be assured that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to our operating results, or that we will be able to continue our product development efforts at a pace to sustain future growth. Further, we may lose customers to our competitors if they demonstrate product design, development or manufacturing capabilities superior to ours.
The competitive pressures we face could harm our revenue, gross margins and prospects.
We operate in a highly competitive global environment and compete in each of our businesses with other broad line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price and performance, warranty, delivery, service and technical support. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, results and prospects could suffer.
Further, in the past decade, the United States arc welding industry has been subject to increased levels of foreign competition as low cost imports have become more readily available. This foreign competition intensifies as the value of the U.S. dollar falls in relation to other currencies.
Our competitive position could also be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers have begun to manufacture selected consumable arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be harmed by this practice as well.
We conduct our sales and distribution operations on a worldwide basis and are subject to the risks associated with doing business outside the United States.
Our long-term strategy is to increase our share in growing international markets, particularly Asia (with emphasis in China), Latin America, Eastern Europe and other developing markets. In recent years, we have expanded our operations abroad by gaining a manufacturing presence in Poland, Venezuela, Colombia and China. There are a number of risks in doing business abroad, which may impede our ability to achieve our strategic objectives relating to our foreign operations. Many developing countries, like Venezuela, have a significant degree of political and economic uncertainty that may impede our ability to implement and achieve our foreign growth objectives. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive.

Moreover, social unrest, the absence of trained labor pools and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries have slowed our business expansion into some developing economies. Our presence in China has been facilitated largely through joint venture agreements with local organizations. While this strategy has allowed us to gain a footprint in China while leveraging the experience of local organizations, it also presents corporate governance and management challenges.
Our foreign operations also subject us to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds.
Our operations depend on maintaining a skilled workforce, and any interruption in our workforce could negatively impact our results of operations and financial condition.
We are dependent on our highly trained technical sales force and the support of our welding research and development staff. Any interruption of our workforce, including interruptions due to unionization efforts, changes in labor relations or shortages of appropriately skilled individuals for our research, production and sales forces could impact our results of operations and financial condition.
Our revenues and results of operations may suffer if we cannot continue to enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.
We rely upon patent, trademark, copyright and trade secret laws in the United States and similar laws in foreign countries, as well as agreements with our employees, customers, suppliers and other third parties, to establish and maintain our intellectual property rights. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not be sufficient to provide a competitive advantage. Further, the laws of certain foreign countries do not protect our proprietary rights to the same extent as U.S. laws. Accordingly, in certain countries, we may be unable to protect our proprietary rights against unauthorized third-party copying or use, which could impact our competitive position.
Further, third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that those claims are without merit, defending those claims can be time-consuming and costly. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products.
Our global operations are subject to increasingly complex environmental regulatory requirements.
We are subject to increasingly complex environmental regulations affecting international manufacturers, including those related to air and water emissions and waste management. Further, it is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, liabilities resulting from third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.
We also face increasing complexity in our products design and procurement operations as we adjust to new and future requirements relating to the design, production and labeling of our electrical equipment products that are sold in the European Union. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 227 acres, of which present manufacturing facilities comprise an area of approximately 2,713,000 square feet.
In addition to the principal facilities in the Cleveland, Ohio area, the Company operates four other manufacturing locations in the United States and 27 manufacturing locations (including joint ventures) in 18 foreign countries, the locations of which are as follows:

United States:	Mason, Ohio; Cranston, Rhode Island; Gainesville, Georgia; Santa Fe Springs, California.
Australia:	Sydney.
Brazil:	Sao Paulo.
Canada:	Toronto; Mississauga.
Colombia:	Bogota.
England:	Sheffield.
France:	Grand-Quevilly.
Germany:	Essen.
Indonesia:	Cikarang.
Ireland:	Rathnew.
Italy:	Bologna; Milano; Genoa; Arezzo.
Mexico:	Mexico City; Torreon.
Netherlands:	Nijmegen.
People’s Republic of China:	Shanghai; Jining, Inner Mongolia; Jinzhou; Jiangyin; Nanjing.
Poland:	Bielawa.
Spain:	Barcelona.
Taiwan:	Tainan.
Turkey:	Istanbul.
Venezuela:	Maracay.
All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note M to the consolidated financial statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2005, $4.5 million of indebtedness was secured by property, plant and equipment with a book value of $11.3 million.
Item 3. Legal Proceedings
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At December 31, 2005, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 34,667 plaintiffs, which is a net decrease of 3,888 claims from December 31, 2004. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 19,443 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 304 were decided in favor of the Company following summary judgment motions. The Company has appealed or will appeal the 4 judgments based on verdicts against the Company. On December 29, 2005, the New York State Appellate Division affirmed 2 of the 4 judgments but the Company is seeking reconsideration and reviewing other appellate options.
At December 31, 2005, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 8,724 plaintiffs, which is a net decrease of 1,466 from December 31, 2004. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At December 31, 2005, cases involving 5,371 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has coordinated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed 8 class actions seeking medical monitoring in 6 state courts and in Federal court in California. Seven of these cases have been removed to the MDL Court. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 5,704 of those claims were dismissed, 8 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial, and 1 of which resulted in a defense verdict (subsequently, however, a motion for a new trial has been granted) and 12 were settled for immaterial amounts. On December 20, 2005, the Fifth District Appellate Court of Illinois affirmed the judgment in the one case tried to a plaintiff’s verdict. The Company is seeking further appellate review.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common shares are traded on The NASDAQ Stock Market under the symbol “LECO.” The number of record holders of common shares at December 31, 2005 was 2,022.
The total amount of dividends paid in 2005 was $30,037,268. For 2005, dividends were paid quarterly on January 15, April 15, July 15 and October 14.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2005			2004

			Dividends			Dividends
	High	Low	Declared	High	Low	Declared

March 31	$35.01	$29.18	$0.18	$28.46	$22.31	$0.17
June 30	33.59	28.49	0.18	34.96	27.92	0.17
September 30	40.12	32.48	0.18	34.41	29.45	0.17
December 31	42.44	37.09	0.19	36.00	31.15	0.18
Source: The NASDAQ Stock Market
Item 6. Selected Financial Data

	Year Ended December 31

	2005	2004	2003	2002	2001

	(In thousands of dollars, except per share data)
Net sales	$1,601,190	$1,333,675	$1,040,589	$994,077	$978,877
Income before the cumulative effect of a change in accounting principle	122,306	80,596	54,542	66,882	83,589
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(37,607)	—

Net income	$122,306	$80,596	$54,542	$29,275	$83,589

Basic earnings per share:
Basic earnings per share before the cumulative effect of a change in accounting principle	$2.93	$1.96	$1.32	$1.58	$1.97
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.89)	—

Basic earnings per share	$2.93	$1.96	$1.32	$0.69	$1.97

Diluted earnings per share:
Diluted earnings per share before the cumulative effect of a change in accounting principle	$2.90	$1.94	$1.31	$1.56	$1.96
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.88)	—

Diluted earnings per share	$2.90	$1.94	$1.31	$0.68	$1.96

Cash dividends declared	$0.73	$0.69	$0.64	$0.61	$0.60

Total assets	$1,161,161	$1,059,164	$928,866	$901,269	$781,311

Long-term debt	$157,853	$163,931	$169,030	$174,146	$24,181

2005 includes a pre-tax charge of $1,761 ($1,303 after-tax) relating to the Company’s rationalization programs in Europe (See Note F), a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, a favorable adjustment of $8,711 related to the resolution of prior years’ tax liabilities, a net favorable tax benefit of $1,146 associated with the repatriation of foreign earnings and a pre-tax gain of $1,418 ($876 after-tax) on the settlement of legal disputes.
2004 includes a pre-tax charge of $2,440 ($2,061 after-tax) relating to the Company’s rationalization programs in Europe (See Note F), and $4,525 ($2,828 after-tax) in pension settlement provisions, accrued base pay, bonus, and stock compensation related to the retirement of the Company’s past Chairman and CEO.

2003 included a pre-tax charge of $1,743 ($1,367 after-tax) relating to a Company rationalization program (see Note F).
2002 included a pre-tax charge of $10,468 ($7,045 after-tax) relating to a Company rationalization program and a pre-tax charge for the cumulative effect of an accounting change of $38,307 ($37,607 after-tax).
2001 included a $3,087 gain ($2,007 after-tax) on the sale of property, partially offset by a charge of $1,144 ($744 after-tax) relating to severance and redundancy costs in Europe.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except share and per share data)
The following discussions of financial condition and results of operations should be read together with “Selected Financial Data,” the Company’s consolidated financial statements and other financial information included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for more information regarding forward-looking statements.
GENERAL
The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products.
The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. With the recent acquisition of J.W. Harris, the Company has a leading global position in the brazing and soldering alloys market.
The Company invests in the research and development of arc welding equipment and consumable products in order to continue its market leading product offering. The Company continues to invest in technologies that improve the quality and productivity of welding products. In addition, the Company has been actively increasing its patent application process in order to secure its technology advantage in the United States and other major international jurisdictions. The Company believes its significant investment in research and development and its highly trained technical sales force provides a competitive advantage in the marketplace.
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
The Company’s major end user markets include:

•	general metal fabrication,

•	infrastructure including oil and gas pipelines and platforms, buildings, bridges and power generation,

•	transportation and defense industries (automotive/trucks, rail, ships and aerospace),

•	equipment manufacturers in construction, farming and mining,

•	retail resellers, and

•	rental market.

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, England, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela.
The Company’s sales and distribution network, coupled with its manufacturing facilities are reported as three separate reportable segments: North America, Europe and Other Countries. Effective April 1, 2004, the Company realigned its reporting segments to better reflect how management assesses and manages operations. The realignment consisted of moving the Company’s Canadian operations from the Other Countries segment and combining it with the businesses previously reported as the United States segment to create the North America reporting segment. Prior period information has been reclassified to reflect this realignment.
The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, engines, brass, copper and aluminum alloys, all of which are normally available for purchase in the open market.
The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all facilities worldwide. In addition, the Company is ISO 14001 certified at all significant manufacturing facilities in the United States.
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
Key operating measures utilized by the operating units to manage the Company include orders, sales, inventory and fill-rates, which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly, and monthly depending on the needs established by operating management.
Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, earnings before interest, taxes and bonus, operating cash flows and capital expenditures, including applicable ratios such as return on investment and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods as well as objectives established by the Board of Directors of the Company.

RESULTS OF OPERATIONS
The following table shows the Company’s results of operations:

	Year Ended December 31

	2005		2004		2003

(Dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$1,601,190	100.0%	$1,333,675	100.0%	$1,040,589	100.0%
Cost of goods sold	1,164,275	72.7%	971,317	72.8%	759,924	73.0%

Gross profit	436,915	27.3%	362,358	27.2%	280,665	27.0%
Selling, general & administrative expenses	285,309	17.8%	256,616	19.2%	210,703	20.2%
Rationalization charges	1,761	0.1%	2,440	0.2%	1,743	0.2%

Operating income	149,845	9.4%	103,302	7.8%	68,219	6.6%
Interest income	4,000	0.2%	3,071	0.2%	3,187	0.3%
Equity earnings in affiliates	3,312	0.2%	4,005	0.3%	2,923	0.3%
Other income	4,689	0.3%	3,542	0.3%	3,022	0.2%
Interest expense	(7,947)	(0.5)%	(6,143)	(0.5)%	(8,124)	(0.8)%

Income before income taxes	153,899	9.6%	107,777	8.1%	69,227	6.6%
Income taxes	31,593	2.0%	27,181	2.1%	14,685	1.4%

Net income	$122,306	7.6%	$80,596	6.0%	$54,542	5.2%

2005 COMPARED TO 2004
Net Sales. Net sales for 2005 increased 20.1% to $1,601,190 from $1,333,675 last year. The increase in net sales reflects an 8.0%, or $106,376 increase due to price increases, a 7.0%, or $93,033 increase due to acquisitions, an increase of 4.2%, or $56,325 due to volume, as well as a 0.9%, or $11,781 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 20.5% to $1,056,134 for 2005 compared to $875,422 in 2004. This increase reflects an increase of 8.3% or $72,996 due to price increases, an increase of 8.2%, or $72,222 due to newly acquired companies, a $28,387, or 3.2% increase in volume from last year and a 0.8%, or $7,107 favorable impact of foreign currency exchange rates. European sales have increased 8.9% to $305,846 in 2005 from $281,133 in the prior year. This increase is due to a 5.2%, or $14,503 increase due to price increases, an increase of 2.0%, or $5,628 due to volume, a 1.6% or $4,390 increase in newly acquired companies, as well as a 0.1%, or $192 favorable impact of foreign currency exchange rates. Other Countries sales increased 35.1% to $239,210 in 2005 from $177,120 in the prior year. This increase reflects an increase of $22,310 or 12.6% due to volume, an increase of 10.7%, or $18,877 due to price increases, an increase of 9.3%, or $16,421 from newly acquired companies, and a 2.5%, or $4,482 favorable impact of foreign currency exchange rates.
Gross Profit. Gross profit increased 20.6% to $436,915 during 2005 compared to $362,358 in 2004. As a percentage of net sales, Gross profit of 27.3% increased slightly in 2005 from 27.2% in 2004. In comparison to 2004 as a percent of sales, gross profit reflects price increases implemented in the fourth quarter of 2004 to offset significant increases in raw material costs which accelerated in the third quarter of 2004 in North America. A $3,525 favorable impact of foreign currency exchange rates in 2005 also contributed to the increase in gross profit. Offsetting this increase was a shift in sales mix to traditionally lower margin geographies and businesses, including the effects of recent acquisitions and declining margins due to increased material costs and unfavorable production variances in Europe. In addition, gross profit in North America was negatively impacted by an increase in product liability defense costs of approximately $5,000.
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
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $28,693, or 11.2%, for 2005, compared with 2004. The increase was primarily due to higher bonus expense of $16,445, higher selling expenses of $7,829 due to increased sales levels, incremental selling, general and administrative expenses from recently acquired businesses totaling $6,232, settlement losses of $2,138 incurred on the termination of a European pension plan and the loss on the sale of a business totaling $1,942. The prior year included $4,525 of pension settlement provisions, accrued base pay, bonus and stock compensation related to the retirement in 2004 of the Company’s past Chairman and CEO.
Rationalization Charges. In 2005, the Company recorded charges of $1,761 ($1,303 after tax) related to rationalization efforts in Europe. These charges related to employee severance costs covering 40 employees in France, 64 in Ireland, 7 employees in Norway and 6 employees in Sweden. The Company expects to incur an additional $3,600 in charges for employee severance, equipment relocation, employee retention and professional services related to rationalization efforts by the end of 2006. See Note F.
In 2004, the Company recorded rationalization charges of $2,440 ($2,061 after-tax). The rationalization charges were related to employee severance, contract termination, warehouse relocation and professional fees. Employee severance costs covering 40 employees in France, 7 employees in Norway and 6 employees in Sweden were $1,624 ($1,268 after-tax). Costs not related to employee severance amounted to $816 ($816 after-tax).
Equity Earnings in Affiliates. Equity earnings in affiliates decreased $693 from $4,005 in 2004 to $3,312 in 2005, due to decreased earnings at the Company’s joint venture investments in Taiwan and China.
Other Income. Other income increased to $4,689 in 2005 from $3,542 in 2004. The increase was primarily due to the settlement of legal disputes totaling $1,418 in 2005.
Interest Expense. Interest expense increased to $7,947 in 2005 from $6,143 in 2004 because of higher interest rates.
Income Taxes. Income taxes for 2005 were $31,593 on income before income taxes of $153,899, an effective rate of 20.5%, as compared with income taxes of $27,181 on income before income taxes of $107,777 or an effective rate of 25.2% for 2004. The effective rates for 2005 and 2004 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings, and non-recurring items in 2005 including the resolution of prior years’ tax liabilities of $8,711, an adjustment to state deferred income taxes totaling $1,807, and a net favorable tax benefit of $1,146 associated with repatriation of foreign earnings. The deferred tax adjustment reflects the impact of a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates. Excluding these non-recurring items the Company’s effective tax rate for 2005 was 28.1%. The increase in the effective tax rate, excluding these non-recurring items, is primarily related to an increase in pre-tax income.
Net Income. Net income for 2005 was $122,306 compared to $80,596 last year. Diluted earnings per share for 2005 was $2.90 compared to $1.94 per share in 2004. Foreign currency exchange rate movements did not have a material effect on net income in 2005 or 2004.
2004 COMPARED TO 2003
Net Sales. Net sales for 2004 increased 28.2% to $1,333,675 from $1,040,589 in 2003. The increase in net sales reflects an increase of 13.2%, or $137,779 due to volume, a 9.5%, or $99,181 increase due to price increases, a 2.3%, or $24,135 increase due to acquisitions, as well as a 3.1%, or $31,991 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 24.4% to $875,423 for 2004, compared to $703,999 in 2003. This increase reflects an increase of 14.0%, or $98,605 due to volume, a 9.5%, or $67,134 increase due to price increases and a 0.8%, or $5,685 favorable impact of foreign currency exchange rates. U.S. export sales of $77,023 were up $14,862, or 23.9% from 2003. U.S. exports have increased into all regions, primarily due to higher demand and the weaker U.S. dollar. European sales have increased 24.1% to $281,133 in 2004 from $226,560 in 2003. This increase reflects an increase of 9.1%, or $20,705 due to volume, a 3.8%, or $8,618 increase due to price increases and an 11.1%, or $25,250 favorable impact of foreign currency exchange rates. Other Countries sales increased 61.0% to $177,119 in 2004 from $110,030 in 2003. This increase reflects an increase of 21.9%, or $24,135 from newly acquired companies, an increase of $18,469, or 16.8% due to volume, a 21.3%, or $23,429 increase due to price increases and a 1.0%, or $1,056 favorable impact of foreign currency exchange rates.
Gross Profit. Gross profit increased 29.1% to $362,358 during 2004 compared to $280,665 in 2003. Gross profit as a percentage of net sales increased to 27.2% in 2004 from 27.0% in 2003. Gross profit margins in North America and Europe increased primarily due to higher sales volumes and price increases, offset by a significant increase in material costs and related LIFO inventory valuation charges to cost of goods sold of $20,888 compared with $630 in 2003. The increase in LIFO reserve charges was caused by substantial inflation in commodity prices in 2004, primarily steel. LIFO matches the most recently incurred costs with current revenues by charging cost of goods sold with the costs of goods most recently acquired or produced. In periods of rising prices, reported costs under LIFO are greater than under the FIFO method. In addition, margins were also negatively impacted by increases in product liability defense costs of $4,967 over 2003. Other Countries gross margins in 2004 were relatively flat compared to 2003 as the favorable effects of higher sales volume and price increases were offset by higher material costs. Foreign currency exchange rates had a positive impact on gross profit of $8,295, or 3.0% during 2004 when compared to 2003.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $45,913, or 21.8%, for 2004, compared with 2003. The increase was primarily due to higher bonus expense of $20,206, an $8,922 increase in selling costs as a result of increased volume, a $5,789 unfavorable impact due to foreign exchange translation, $4,525 in pension settlement provisions, accrued base pay, bonus and stock compensation related to the retirement of the Company’s past Chairman and CEO, stock-based compensation expense of $2,289 and $1,181 related to newly acquired companies. These increases were partially offset by lower pension expense of $1,993.
Rationalization Charges. In 2004, the Company recorded rationalization charges of $2,440 ($2,061 after-tax) related to rationalization efforts in Europe. The rationalization charges were related to employee severance, contract termination, warehouse relocation and professional fees. Employee severance costs covering 43 employees in France, 7 employees in Norway and 6 employees in Sweden were $1,624 ($1,336 after-tax). Costs not related to employee severance amounted to $816 ($816 after-tax). See Note F.
During 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges were related to asset impairments and severance charges. Non-cash asset impairment charges of $900 relate to property, plant and equipment at one of the Company’s European subsidiaries where management believed the carrying values were unrecoverable. Severance charges were $843 primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency.
Equity Earnings in Affiliates. Equity earnings in affiliates increased $1,082 in 2004 compared to 2003, primarily due to higher earnings of the Company’s joint venture investment in Turkey.
Other Income. Other income increased $520 in 2004. The increase is primarily due to higher investment income on long-term investment assets and gains on asset disposals.
Interest Expense. Interest expense was $6,143 in 2004, compared to $8,124 in 2003, a decrease of 24.2%. The decrease in interest expense was due to the effect of interest rate swaps, including the amortization of a gain on the termination of interest rate swaps, as described below under “Liquidity and Capital Resources — Long-term debt.” The amortization of this gain reduced interest expense by $2,117 in 2004 and will reduce annual interest expense by $2,117 in 2005.
Income Taxes. Income taxes for 2004 were $27,181 on income before income taxes of $107,777, an effective rate of 25.2%, as compared with income taxes of $14,685 on income before income taxes of $69,227, or an effective rate of 21.2% for the same period in 2003. The effective rates for 2004 and 2003 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards. The increase in the effective tax rate from 2003 to 2004 is primarily because of an increase in taxable income.
Net Income. Net income for 2004 was $80,596 compared to $54,542 for 2003. Diluted earnings per share for 2004 was $1.94 compared to $1.31 per share in 2003. Foreign currency exchange rate movements had a $3,065 favorable effect on 2004 net income, and did not have a material effect on net income for 2003.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash flow from operations, while cyclical, has been relatively reliable and consistent. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas of improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.
The following table reflects changes in key cash flow measures:

	Year Ended December 31

(Dollars in thousands)	2005	2004	Change

Cash provided by operating activities	$117,024	$51,260	$65,764
Cash used by investing activities:	(69,473)	(58,490)	(10,983)
Capital expenditures	(50,415)	(56,441)	6,026
Sales (purchases) of marketable securities, net	55,441	6,178	49,263
Acquisitions, net of cash received	(78,174)	(11,815)	(66,359)
Cash used by financing activities:	(28,127)	(16,921)	(11,206)
Payments on long-term borrowings	(15,471)	(5,178)	(10,293)
Purchase of shares for treasury	(12,803)	(4,368)	(8,435)
Proceeds from exercise of stock options	21,230	22,555	(1,325)
Cash dividends paid to shareholders	(30,037)	(27,485)	(2,552)
Increase (decrease) in Cash and cash equivalents	15,188	(21,066)	36,254
Cash and cash equivalents increased 16.3%, or $15,188 to $108,007 as of December 31, 2005, from $92,819 as of December 31, 2004. This compares to a $21,066 decrease in cash and cash equivalents during 2004.
Cash provided by operating activities increased by $65,764 for 2005 compared to 2004. The increase was primarily related to an increase in Net income and less of an increase in working capital when compared to 2004. Accounts receivable and Inventories increased less in the current year as the Company did not experience a growth in sales during 2005 as significant as 2004. Days’ sales in inventory decreased from 120.6 days at December 31, 2004 to 114.8 days at December 31, 2005, and accounts receivable days decreased from 60.7 days at December 31, 2004 to 56.1 days at December 31, 2005. Average days in accounts payable decreased to 40.2 days at December 31, 2005 from 43.1 days at December 31, 2004.
Cash used by investing activities increased $10,983 for 2005 compared to 2004. The increase was primarily due to the acquisition of J.W. Harris for approximately $71,000, net of cash acquired. This was partially offset by a net increase in the proceeds from the sale of marketable securities of $49,263. Capital expenditures during 2005 were $50,415, a $6,026 decrease from 2004. The Company anticipates capital expenditures in 2006 of approximately $50,000. Anticipated capital expenditures reflect the need to expand the Company’s manufacturing capabilities as a result of increases in customer demand, targeted productivity improvements and planned cost reduction projects. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs or promote business growth. Management does not anticipate significant unusual future cash outlays relating to capital expenditures.
Cash used by financing activities increased $11,206 in 2005 compared to 2004. The increase was primarily due to an increase in payments on long-term borrowings of $10,293 and an increase in treasury share purchases during 2005 of $8,435, partially offset by an increase in short-term borrowings of $11,399.

The Company’s debt levels decreased from $167,374 at December 31, 2004, to $166,016 at December 31, 2005. Debt to total capitalization decreased to 20.3% at December 31, 2005, from 22.5% at December 31, 2004.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2005, the Company purchased 429,890 shares of its common stock on the open market at a cost of $12,803. Total shares purchased through the share repurchase programs were 10,241,673 shares at a cost of $216,266 through December 31, 2005.
A total of $30,037 in dividends was paid during 2005. In January 2006, the Company paid a quarterly cash dividend of 19 cents per share to shareholders of record on December 31, 2005.
Acquisitions
On April 29, 2005, the Company acquired all of the outstanding stock of J.W. Harris Co., Inc. (“J.W. Harris”), a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began consolidating the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005.
The purchase price allocation for this investment resulted in goodwill of $9,103. Included in the aggregate purchase price is $4,160 deposited in escrow accounts. Distribution of amounts in escrow is dependent on resolution of pre-closing contingencies. Amounts remaining in escrow as of the second anniversary of the closing date will be distributed to the former shareholders of J.W. Harris and will result in adjustments to the purchase price allocation.
The Company expects this acquisition to provide a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. Headquartered in Mason, Ohio, J.W. Harris has approximately 300 employees and manufacturing plants in Ohio and Rhode Island. An international distribution center is located in Spain. Annual sales are approximately $110,000. The J.W. Harris business contributed sales of $75,546 and earnings of $0.04 per diluted share during the eight months ended December 31, 2005.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began consolidating the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. In November 2005, the Company invested an additional $5,500 into SLE increasing its ownership interest to 78%. SLE is a manufacturer of flux-cored wire and other consumables located in China and will also incorporate the Company’s Chinese equipment manufacturing facilities. Equipment manufacturing commenced in the first quarter of 2006.
Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. for approximately $10,000, net of cash acquired, plus debt assumed of approximately $2,000. Rui Tai subsequently changed its name to Lincoln Electric Inner Mongolia (“LEIM”). The Company began consolidating the results of LEIM’s operations in the Company’s consolidated financial statements in July 2004. LEIM is a manufacturer of stick electrodes located in northern China.
The purchase price allocation for these investments in China resulted in goodwill of approximately $11,000.
The Company expects, in the longer-term, these Chinese acquisitions, along with other planned investments in China, will provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These acquired businesses generated $36,338 of sales during the twelve months ended December 31, 2005 with no significant contribution to net income.
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
Short-term and Long-term debt
     Senior Unsecured Notes
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of December 31, 2005, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount
	Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $2,117 in 2005 and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At December 31, 2005, $4,951 remains to be amortized and is included in Long-term debt. The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,985 during 2005.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.5 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements will be recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities with a corresponding decrease in Long-term debt. The fair value of these swaps at December 31, 2005 was $2,964.
Terminated swaps have increased the values of the Series A Notes from $40,000 to $41,328, the Series B Notes from $30,000 to $32,354 and the Series C Notes from $80,000 to $81,269 as of December 31, 2005. The weighted-average effective rate on the Notes for 2005 and 2004 was 3.95% and 3.07%, respectively.

     Revolving Credit Agreement
On December 17, 2004, the Company entered into a $175,000, five-year revolving Credit Agreement. This agreement replaced the Company’s prior $125,000, three-year revolving credit facility entered into on April 24, 2002. The new Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2005, there are no borrowings under the Credit Agreement.
     Short-term Borrowings
The Company’s short-term borrowings included in Amounts due banks were $7,143 and $2,561 at December 31, 2005 and 2004, respectively, and represent the borrowings of foreign subsidiaries at weighted-average interest rates of 10.35% and 8.68%, respectively.
Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments (as defined by Section 13(j) of the Securities Exchange Act of 1934) as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period

			2007 to	2009 to	2011 and
	Total	2006	2008	2010	Beyond

Long-term debt	$153,312	$390	$40,823	$30,424	$81,675
Interest on long-term debt	43,784	9,546	15,670	10,805	7,763
Capital lease obligations	3,574	630	952	969	1,023
Short-term debt	7,143	7,143	—	—	—
Operating leases	16,131	5,165	6,574	2,338	2,054

Total contractual cash obligations	$223,944	$22,874	$64,019	$44,536	$92,515

Additionally, the Company has provided a guarantee on a loan for a joint venture of approximately $4,000 at December 31, 2005. The guarantee is provided on two loan agreements totaling $2,000 each, one which expires in October 2006 and the other expiring in May 2007.
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
The 1998 Stock Plan as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares up to an aggregate of 5,000,000 of the Company’s common shares.
Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common shares. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period. In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability for compensation expense recognized prior to the date of modification of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during 2005.
Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate fair value at grant date over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. The Company issued 33,970 restricted shares at a market price of $39.93 per share in 2005. There were no restricted shares issued in 2004 and no deferred shares were issued during 2005 or 2004.
The Company issued 964,254 shares of common stock from treasury upon exercise of employee stock options during 2005.
The effect of all stock-based awards decreased earnings per share by approximately $0.05 and $0.06 in 2005 and 2004, respectively. Stock-based awards were immaterial to earnings per share in 2003.
Product Liability Expense
Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Net expenditures on product liability increased approximately $5,000 in 2005 compared to 2004. These net expenditures are not expected to increase materially in 2006 compared to 2005. See Note N. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could reduce the Company’s operating results and cash flow and restrict capital market access.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. Outstanding letters of credit at December 31, 2005 were immaterial. The Company has also provided a guarantee on a loan for a joint venture of $4,000 at December 31, 2005. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact on its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 was effective December 31, 2005. The Company adopted the provisions of FIN 47 with no material impact on its financial statements.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 on January 1, 2006. The adoption of this standard will not have a material impact on the Company’s financial statements.
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

A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption was permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard will not have a material impact on the Company’s financial statements as a result of the Company adopting fair value accounting under SFAS No. 123 on January 1, 2003.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made in 2005. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. At December 31, 2005, the Company had approximately $69,087 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2005, a valuation allowance of $17,278 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
Pensions
The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans.
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
A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted-average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as, current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.5% for its U.S. plans at December 31, 2005 and 2004, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2005, investment returns in the Company’s U.S. pension plans were approximately 7.7% compared to 11.3% in 2004. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,300.
Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. At the end of each year, the Company determines the discount rate to be used for plan liabilities by referring to investment yields available on long-term bonds rated Aa- or better. The Company also considers the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated Aa-or better. The Company determined this rate to be 5.7% and 5.9% for its U.S. plans at December 31, 2005 and 2004, respectively. A 25 basis point change in the discount rate would increase or decrease pension expense by approximately $2,000.
The Company made voluntary contributions to its U.S. defined benefit plans of $31,500, $30,000 and $40,400 in 2005, 2004 and 2003, respectively. Based on current pension funding rules, the Company does not anticipate that contributions to the plans will be required in 2006. The Company expects to voluntarily contribute $30,000 in 2006.

Pension expense relating to the Company’s defined benefit plans was $21,328, $20,847 and $27,717 in 2005, 2004 and 2003, respectively. The Company expects 2006 pension expense to decline by approximately $2,000.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $62,900 at December 31, 2005. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
Accounts Receivable and Allowances
The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.
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
Impairment of Goodwill and Intangibles
The Company evaluates the recoverability of goodwill and intangible assets not subject to amortization as required under SFAS No. 142 “Goodwill and Other Intangible Assets” by comparing the fair value of each reporting unit with its carrying value. The fair values of reporting units is determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows.
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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to the December 31, 2005 foreign currency rates, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company’s current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2005 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on Income before taxes, Interest expense, or Accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.
     Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At December 31, 2005, the Company hedged third party and intercompany purchases and sales. At December 31, 2005, the Company had foreign exchange contracts with a notional value of approximately $28,313. At December 31, 2005, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.
At December 31, 2005, the Company also had foreign exchange contracts with a notional value of approximately $20,534 which hedged intercompany loans. Any loss resulting from a hypothetical 10% weakening of the U.S. dollar would be offset by the associated gain on the underlying intercompany loan receivable and would not materially affect the Company’s financial statements.
     Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2005 would not materially affect the Company’s financial statements.
     Interest Rate Risk
The Company uses floating rate swaps to convert a portion of its $150,000 fixed-rate, long-term borrowings into short-term variable interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2005 floating rate would not materially affect the Company’s financial statements. See discussion in “Item 7, Liquidity — Long-term debt.”
The fair value of the Company’s cash and cash equivalents and marketable securities at December 31, 2005, approximated carrying value due to their short-term duration. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.
Item 8. Financial Statements and Supplementary Data
The response to this item is submitted in a separate section of this report following the signature page.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in “Internal Control — Integrated Framework”, management concluded that internal control over financial reporting was effective as of December 31, 2005.
The Company’s assessment of effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The Company will file the 2006 Proxy Statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2006. Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2006 Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

John M. Stropki, Jr.	55	Chairman of the Board since October 13, 2004; director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995-June 3, 2004; President North America 1996-2003.
Vincent K. Petrella	45	Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005 and Vice President, Corporate Controller 2001-2003.
Frederick G. Stueber	52	Senior Vice President, General Counsel and Secretary since 1996.
James E. Schilling	69	Senior Vice President, Corporate Development since 1999; Director, Business Development since 1998; prior thereto, General Manager, Strategic Management of CBS Corporation (Westinghouse Electric Corp. prior to 1997) from 1993-1998.
George D. Blankenship	43	Senior Vice President, Global Engineering since October 7, 2005; Vice President, Global Engineering from May 5, 2005 to October 7, 2005; Senior Vice President, U.S. Operations of The Lincoln Electric Company since October 7, 2005; Vice President, Cleveland Operations of The Lincoln Electric Company from June 6, 2005 to October 7, 2005; Vice President, Engineering and Quality Assurance of The Lincoln Electric Company from 2000 to June 6, 2005.
Gretchen A. Farrell	43	Vice President, Human Resources since May 5, 2005; Vice President, Human Resources of The Lincoln Electric Company since March 1, 2003; Director, Compensation and Benefits of The Lincoln Electric Company 1997-2003.
The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Except for the information set forth below regarding the Company’s equity plans, the information required by this item is incorporated by reference from the 2006 Proxy Statement.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted-average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,071,325	$28.54	1,048,694
Equity compensation plans not approved by security holders	—	—	—

Total	2,071,325	$28.54	1,048,694
For further information on the Company’s equity compensation plans see “Note A  — Significant Accounting Policies” and “Note E — Stock Plans” to the Company’s financial statements included in Item 8.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated by reference from the 2006 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the 2006 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets – December 31, 2005 and 2004
Consolidated Statements of Income – Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003 Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules

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

(a)(3) Exhibits

Exhibit No.		Description

3	(a)	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).
3	(b)	Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(a)	Credit Agreement dated December 17, 2004 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc., Lincoln Global, Inc., the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Administrative Agent (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 22, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(b)	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(c)	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002 (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(d)	Lincoln Electric Holdings, Inc. 1998 Stock Plan (as amended, restated and renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. Proxy Statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(e)	The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(f)	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).
10	(g)	Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002), including Amendment Nos. 1 and 2 (filed as Exhibit 10(g) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(h)	Amendment No. 3 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.		Description

10	(i)	Amendment No. 4 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 18, 2005, SEC File No. 0-1402 and incorporated by reference and made a part hereof).
10	(j)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(h) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(k)	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(l)	Instrument of Termination of the Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 4, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(m)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(i) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(n)	Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) filed as Exhibit 10(m) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(o)	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(p)	Amendment No. 2 to the Lincoln Electric Holdings Inc. Non-Employee Director’s Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 5, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(q)	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(r)	Description of Long-Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(s)	Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(t)	Form of Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.		Description

10	(u)	Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(v)	Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(w)	Summary of Cash Long-term Incentive Plan, as amended (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 6, 2005, Securities and Exchange Commission File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(x)	Letter Agreement between John M. Stropki, Jr. and Lincoln Electric Holdings, Inc. dated October 12, 2004 (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 18, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(y)	2005 Deferred Compensation Plan for Executives dated December 30, 2004 (filed as Exhibit 10.4 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
24		Powers of Attorney.
31.1		Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(c) None.

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
February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR. John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 24, 2006	/s/ VINCENT K. PETRELLA Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 24, 2006

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ HAROLD ADAMS Harold Adams, Director February 24, 2006	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ DAVID H. GUNNING David H. Gunning, Director February 24, 2006

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ RANKO CUCUZ Ranko Cucuz, Director February 24, 2006	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ KATHRYN JO LINCOLN Kathryn Jo Lincoln, Director February 24, 2006

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ ROBERT J. KNOLL Robert J. Knoll, Director February 24, 2006	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ HELLENE S. RUNTAGH Hellene S. Runtagh, Director February 24, 2006

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ G. RUSSELL LINCOLN G. Russell Lincoln, Director February 24, 2006	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-fact for /s/ GEORGE H. WALLS, JR. George H. Walls, Jr., Director February 24, 2006

[This Page Intentionally Left Blank]

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a)(1) AND (2)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINANCIAL STATEMENT SCHEDULE
CERTAIN EXHIBITS
YEAR ENDED DECEMBER 31, 2005
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, that Lincoln Electric Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Lincoln Electric Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 16, 2006

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

	(In thousands of dollars)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,007	$92,819
Marketable securities	—	50,500
Accounts receivable (less allowance for doubtful accounts of $7,583 in 2005; $9,295 in 2004)	242,093	219,496
Inventories
Raw materials	80,047	94,743
In-process	33,707	25,082
Finished goods	161,991	116,450

	275,745	236,275
Deferred income taxes	9,069	3,794
Other current assets	41,720	34,716

TOTAL CURRENT ASSETS	676,634	637,600
PROPERTY, PLANT AND EQUIPMENT
Land	23,034	18,034
Buildings	196,639	184,008
Machinery and equipment	536,834	553,203

	756,507	755,245
Less: accumulated depreciation and amortization	415,974	439,129

	340,533	316,116
OTHER ASSETS
Prepaid pension costs	1,956	3,585
Equity investments in affiliates	39,673	36,863
Intangibles, net	39,232	12,623
Goodwill	25,596	15,849
Deferred income taxes	—	1,084
Long-term investments	27,905	26,884
Other	9,632	8,560

	143,994	105,448

TOTAL ASSETS	$1,161,161	$1,059,164

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

	(In thousands of dollars,
	except per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$7,143	$2,561
Trade accounts payable	121,917	111,154
Accrued employee compensation and benefits	40,658	37,036
Accrued expenses	17,597	15,953
Taxes, including income taxes	38,342	35,789
Accrued pensions, current	28,662	21,163
Dividends payable	8,014	7,498
Other current liabilities	30,289	30,992
Current portion of long-term debt	1,020	882

TOTAL CURRENT LIABILITIES	293,642	263,028
Long-term debt, less current portion	157,853	163,931
Accrued pensions	14,786	14,457
Deferred income taxes	17,752	18,227
Other long-term liabilities	24,834	22,244
SHAREHOLDERS’ EQUITY
Preferred shares, without par value – at stated capital amount: Authorized – 5,000,000 shares in 2005 and 2004; Issued and Outstanding – none	—	—
Common shares, without par value – at stated capital amount: Authorized – 120,000,000 shares in 2005 and 2004; Issued – 49,282,306 shares in 2005 and 2004; Outstanding – 42,181,021 shares at December 31, 2005 and 41,646,657 shares at December 31, 2004	4,928	4,928
Additional paid-in capital	125,925	117,593
Retained earnings	764,748	673,010
Accumulated other comprehensive loss	(91,276)	(58,678)
Treasury shares, at cost — 7,101,285 shares as of December 31, 2005 and 7,635,649 shares as of December 31, 2004	(152,031)	(159,576)

TOTAL SHAREHOLDERS’ EQUITY	652,294	577,277

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,161,161	$1,059,164

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2005	2004	2003

	(In thousands of dollars,
	except per share data)
Net sales	$1,601,190	$1,333,675	$1,040,589
Cost of goods sold	1,164,275	971,317	759,924

Gross profit	436,915	362,358	280,665
Selling, general & administrative expenses	285,309	256,616	210,703
Rationalization charges	1,761	2,440	1,743

Operating income	149,845	103,302	68,219
Other income (expense):
Interest income	4,000	3,071	3,187
Equity earnings in affiliates	3,312	4,005	2,923
Other income	4,689	3,542	3,022
Interest expense	(7,947)	(6,143)	(8,124)

Total other income	4,054	4,475	1,008

Income before income taxes	153,899	107,777	69,227
Income taxes	31,593	27,181	14,685

Net income	$122,306	$80,596	$54,542

Per share amounts:
Basic earnings per share	$2.93	$1.96	$1.32

Diluted earnings per share	$2.90	$1.94	$1.31

Cash dividends declared per share	$0.73	$0.69	$0.64

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common		Additional		Comprehensive
	Shares	Common	Paid-In	Retained	Income	Treasury
	Outstanding	Stock	Capital	Earnings	(Loss)	Shares	Total

	(In thousands)
Balance January 1, 2003	42,087	$4,928	$106,237	$597,495	$(132,350)	$(147,157)	$429,153
Comprehensive income
Net income				54,542			54,542
Minimum pension liability adjustment, net of tax of $12,204					18,622		18,622
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $(211)					496		496
Currency translation adjustment					35,955		35,955

Total comprehensive income							109,615
Cash dividends declared — $0.64 per share				(26,443)			(26,443)
Issuance of shares under benefit plans	435		1,480	(1,696)		8,343	8,127
Purchase of shares for treasury	(1,917)					(41,944)	(41,944)

Balance December 31, 2003	40,605	4,928	107,717	623,898	(77,277)	(180,758)	478,508
Comprehensive income
Net income				80,596			80,596
Minimum pension liability adjustment, net of tax of $1,243					(532)		(532)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $28					(714)		(714)
Currency translation adjustment					19,845		19,845

Total comprehensive income							99,195
Cash dividends declared — $0.69 per share				(28,490)			(28,490)
Issuance of shares under benefit plans	1,196		9,876	(2,994)		25,550	32,432
Purchase of shares for treasury	(154)					(4,368)	(4,368)

Balance December 31, 2004	41,647	4,928	117,593	673,010	(58,678)	(159,576)	577,277
Comprehensive income
Net income				122,306			122,306
Minimum pension liability adjustment, net of tax of $9,392					(15,034)		(15,034)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $(78)					(605)		(605)
Currency translation adjustment					(16,959)		(16,959)

Total comprehensive income							89,708
Cash dividends declared – $0.73 per share				(30,568)			(30,568)
Issuance of shares under benefit plans	964		8,332			20,348	28,680
Purchase of shares for treasury	(430)					(12,803)	(12,803)

Balance December 31, 2005	42,181	$4,928	$125,925	$764,748	$(91,276)	$(152,031)	$652,294

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2005	2004	2003

	(In thousands of dollars)
OPERATING ACTIVITIES
Net income	$122,306	$80,596	$54,542
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	1,761	2,440	1,743
Depreciation and amortization	43,982	40,182	37,650
Equity earnings of affiliates, net	(3,312)	(3,001)	(2,923)
Deferred income taxes	(1,895)	9,473	14,461
Stock-based compensation	3,527	4,145	264
Amortization of terminated interest rate swaps	(2,117)	(2,117)	(1,311)
Tax benefit from the exercise of stock options	3,898	5,342	1,426
Other non-cash items, net	1,993	3,789	(357)
Changes in operating assets and liabilities net of effects from acquisitions:
(Increase) decrease in accounts receivable	(17,274)	(35,258)	1,115
(Increase) decrease in inventories	(32,133)	(47,779)	11,072
Increase in other current assets	(8,314)	(6,632)	(3,087)
Increase in accounts payable	14,141	3,916	7,229
Increase (decrease) in other current liabilities	10,989	19,742	(8,783)
Contributions to pension plans	(31,500)	(33,153)	(43,308)
Increase in accrued pensions	16,717	7,479	29,628
Net change in other long-term assets and liabilities	(5,745)	2,096	(3,674)

NET CASH PROVIDED BY OPERATING ACTIVITIES	117,024	51,260	95,687
INVESTING ACTIVITIES
Capital expenditures	(50,415)	(56,441)	(34,840)
Acquisitions of businesses, net of cash acquired	(78,174)	(11,815)	(3,693)
Proceeds from sale of fixed assets	3,675	3,588	2,739
Sales of marketable securities	70,441	15,178	120,123
Purchases of marketable securities	(15,000)	(9,000)	(71,280)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(69,473)	(58,490)	13,049
FINANCING ACTIVITIES
Proceeds from short-term borrowings	903	27	83
Payments on short-term borrowings	(262)	(123)	(83)
Amounts due banks, net	8,313	(2,349)	(2,959)
Proceeds from termination of interest rate swaps	—	—	10,613
Payments on long-term borrowings	(15,471)	(5,178)	(15,086)
Proceeds from exercise of stock options	21,230	22,555	6,729
Purchase of shares for treasury	(12,803)	(4,368)	(41,944)
Cash dividends paid to shareholders	(30,037)	(27,485)	(26,688)

NET CASH USED BY FINANCING ACTIVITIES	(28,127)	(16,921)	(69,335)
Effect of exchange rate changes on cash and cash equivalents	(4,236)	3,085	3,683

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,188	(21,066)	43,084
Cash and cash equivalents at beginning of year	92,819	113,885	70,801

CASH AND CASH EQUIVALENTS AT END OF YEAR	$108,007	$92,819	$113,885

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2005
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
Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2005 and 2004, approximately 47% of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $62,900 at December 31, 2005 and $61,442 at December 31, 2004.
Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Historically, the Company’s reserves have approximated actual experience.
Equity Investments: Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one month-lag basis. The Company’s 50% ownership interest in equity investments include investments in Turkey and Chile. In addition, the Company holds a 35% interest in a Taiwanese joint venture and a 21% interest in an investment in the People’s Republic of China. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $10,726 at December 31, 2005 and $7,414 at December 31, 2004.
Property, Plant and Equipment: Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation and amortization are computed by both accelerated and straight-line methods over useful lives ranging from 3 to 20 years for machinery, tools and equipment, and up to 50 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. The following table summarizes assets held under capital leases and included in property, plant and equipment:

	2005	2004

Buildings	$5,102	$5,873
Machinery and equipment	318	100
Less: Accumulated depreciation	(863)	(649)

Net capital leases	$4,557	$5,324

Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest cost associated with construction in progress.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
Goodwill and Intangibles: The Company performs an annual impairment test of goodwill in the fourth quarter of each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows. The Company performed its annual impairment test in the fourth quarters of 2005, 2004 and 2003 and determined there was no impairment of goodwill. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment.
The changes in the carrying amount of goodwill by segment for the years ended December 31, 2005 and 2004 are as follows:

	North		Other
	America	Europe	Countries	Consolidated

Balance as of January 1, 2004	$—	$4,531	$—	$4,531
Additions and adjustments		(701)	11,281	10,580
Foreign exchange effect	—	738	—	738

Balance as of January 1, 2005	—	4,568	11,281	15,849
Additions and adjustments	9,379	519	77	9,975
Foreign exchange effect	96	(493)	169	(228)

Balance as of December 31, 2005	$9,475	$4,594	$11,527	$25,596

Additions to goodwill for 2005 primarily reflect goodwill recorded in the acquisition of J.W. Harris (See Note K).
Gross intangible assets other than goodwill by asset class as of December 31, 2005 and 2004 were as follows:

	2005		2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and trade names	$18,284	$5,509	$8,817	$5,754
Customer relationships	10,361	169	—	—
Patents	4,743	268	976	222
Other	19,426	7,636	16,923	8,117

Total	$52,814	$13,582	$26,716	$14,093

Intangible assets, other than goodwill are recorded at cost. Intangibles other than goodwill that do not have indefinite lives are amortized on a straight-line method over the legal or estimated life. Included in the above table are intangible assets with indefinite lives totaling $9,977 and $2,719 at December 31, 2005 and 2004, respectively. Intangibles with indefinite lives are not amortized and are tested annually for impairment.
The increase in gross intangible assets other than goodwill is primarily due to trademarks, trade names, customer relationships, patents and other proprietary technology totaling $18,300 recorded in the acquisition of J.W. Harris. The weighted-average amortization period for trademarks and trade names, customer relationships, patents and other intangibles is 11, 22, 19 and 11 years, respectively. Aggregate amortization expense was $1,004, $1,054 and $1,097 for 2005, 2004 and 2003, respectively. Estimated annual expense for intangible assets subject to amortization for each of the next five years is $1,866 in 2006, $1,531 in 2007, $1,484 in 2008 and 2009, and $1,369 in 2010.
Long-lived Assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows and established business valuation multiples.
Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in the Other current liabilities line item of the balance sheet. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the years ended December 31, 2005 and 2004 are as follows:

	Balance at	Charged to		Balance
	Beginning	Costs and		at End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2005	$6,800	$8,274	$(7,346)	$7,728
Year ended December 31, 2004	$5,893	$7,403	$(6,496)	$6,800
Warranty expense was 0.5% of sales for 2005 and 0.6% of sales for 2004.
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
Stock-Based Compensation: Effective January 1, 2003, the Company adopted the fair value method of recording stock options contained in SFAS No. 123 “Accounting for Stock-Based Compensation.” All employee stock option grants beginning January 1, 2003 are expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company elected to expense stock options using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The prospective method requires expense to be recognized for new grants or modifications issued beginning in the year of adoption. No expense was recognized in any year for options issued prior to adoption. The adoption of SFAS No. 148 did not have a material impact on the financial statements of the Company in 2003. The effect of all stock-based awards decreased earnings per share by approximately $0.05 and $0.06 in 2005 and 2004, respectively. Stock-based awards were immaterial to earnings per share in 2003.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
SFAS No. 123, as amended by SFAS No. 148, requires pro forma disclosure of net income and earnings per share when applying the fair value method of valuing stock-based compensation. The following table sets forth the pro forma disclosure of net income and earnings per share as if compensation expense had been recognized for the fair value of options granted prior to January 1, 2003. For purposes of this pro forma disclosure, the

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
estimated fair value of the options granted prior to January 1, 2003 was determined using the Black-Scholes option pricing model and is amortized ratably over the vesting periods (see Note E).

	Year Ended December 31

	2005	2004	2003

Net income, as reported	$122,306	$80,596	$54,542
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,178	2,529	160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(3,000)	(4,433)	(3,146)

Pro forma net income	$121,484	$78,692	$51,556

Earnings per share:
Basic, as reported	$2.93	$1.96	$1.32
Basic, pro forma	$2.91	$1.91	$1.25
Diluted, as reported	$2.90	$1.94	$1.31
Diluted, pro forma	$2.88	$1.89	$1.24
Weighted-average number of shares (in thousands):
Basic	41,813	41,189	41,386
Diluted	42,230	41,643	41,502
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
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $1,411 in 2005, $1,514 in 2004 and $3,220 in 2003.
Financial Instruments: The Company uses forward exchange contracts to hedge exposure to exchange rate fluctuations on certain intercompany loans, purchase and sales transactions and other intercompany commitments. Contracts are written on a short-term basis and are not held for trading or speculative purposes. The Company recognizes derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.
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
Advertising Costs: Advertising costs are included in Selling, general & administrative expenses, charged to expense when incurred and totaled $13,453 in 2005, $10,988 in 2004 and $8,910 in 2003.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)
Research and Development: Research and development costs are expensed as incurred, and totaled $21,594 in 2005, $20,016 in 2004 and $19,175 in 2003.
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
New Accounting Pronouncements: In June 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact on its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 was effective December 31, 2005. The Company adopted the provisions of FIN 47 with no material impact on its financial statements.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 on January 1, 2006. The adoption of this standard will not have a material impact on the Company’s financial statements.
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
Under SFAS No. 123(R), public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule amending the compliance dates of SFAS No. 123(R) to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Early adoption was permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard will not have a material impact on the Company’s financial statements as a result of the Company adopting fair value accounting under SFAS No. 123 on January 1, 2003.
Bonus: Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $62,899 in 2005, $46,454 in 2004 and $26,248 in 2003.
Other Income: Other income includes non-operating items of $3,061, $2,278 and $2,161 in 2005, 2004 and 2003, respectively. Other income also includes royalty income from the Company’s joint venture investment in Turkey of $1,628, $1,264 and $861 in 2005, 2004 and 2003, respectively.
NOTE B – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	Year Ended December 31

	2005	2004	2003

Numerator:
Net income	$122,306	$80,596	$54,542
Denominator:
Denominator for basic earnings per share – Weighted-average shares outstanding	41,813	41,189	41,386
Effect of dilutive securities – Employee stock options	417	454	116

Denominator for diluted earnings per share – Adjusted weighted-average shares outstanding	42,230	41,643	41,502

Basic earnings per share	$2.93	$1.96	$1.32
Diluted earnings per share	$2.90	$1.94	$1.31

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE B – EARNINGS PER SHARE (continued)
Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. The calculation of diluted earnings per share for 2005, 2004 and 2003 excludes 572,749, 671,358 and 1,770,381 shares, respectively.
NOTE C – SHAREHOLDERS’ EQUITY
The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2005, the Company purchased 429,890 shares of its common stock on the open market at an average cost of $29.78 per share. Through December 31, 2005, 10,241,673 shares have been purchased under the share repurchase program at an average cost of $21.12 per share.
NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized Gain
			(Loss) on	Total
	Minimum		Derivatives	Accumulated
	Pension		Designated and	Other
	Liability	Currency	Qualified as Cash	Comprehensive
	Adjustment,	Translation	Flow Hedges, net	(Loss)
	net of tax	Adjustment	of tax	Income

Balance January 1, 2003	$(81,432)	$(50,898)	$(20)	$(132,350)
Other comprehensive income	18,622	35,955	496	55,073

Balance December 31, 2003	(62,810)	(14,943)	476	(77,277)
Other comprehensive (loss) income	(532)	19,845	(714)	18,599

Balance December 31, 2004	(63,342)	4,902	(238)	(58,678)
Other comprehensive loss	(15,034)	(16,959)	(605)	(32,598)

Balance December 31, 2005	$(78,376)	$(12,057)	$(843)	$(91,276)

NOTE E – STOCK PLANS
The 1998 Stock Plan (“Stock Plan”), as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares up to an aggregate of 5,000,000 of the Company’s common shares.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE E – STOCK PLANS (continued)
The following table summarizes the activity for the three years ended December 31, 2005, under all Plans:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	2,634,142	$24.38	3,310,876	$20.67	3,179,471	$19.34
Options, tandem appreciation rights, restricted and deferred shares granted	414,855	$39.65	524,750	$35.23	604,036	$23.33
Options exercised	(964,254)	$21.99	(1,194,366)	$18.93	(435,220)	$14.92
Options canceled	(13,418)	$32.19	(7,118)	$22.32	(37,411)	$21.94

Balance, end of year	2,071,325	$28.54	2,634,142	$24.38	3,310,876	$20.67

Exercisable at end of year	1,271,155	$23.92	1,787,310	$21.46	2,148,182	$19.36
Options granted under both the Stock Plan and its predecessor, the 1988 Incentive Equity Plan are outstanding for a term of ten years from the date of grant. The majority of the options and TARs granted under both plans vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s common shares at the date of grant. As described under Note A – “Stock-Based Compensation,” effective January 1, 2003, the Company elected to expense options under SFAS No. 123. Options are expensed ratably over the vesting period. Prior to 2003, the Company recorded stock-based compensation in accordance with the intrinsic value method established by APB Opinion No. 25. Under the intrinsic value method, compensation expense is measured as the excess, if any, of the market price at the date of grant over the exercise price of the options. Accordingly, no compensation expense was recognized for stock options issued prior to 2003.
In estimating the fair value of options granted for the Stock Plan and the Incentive Equity Plan, the expected option life is based on the Company’s historical experience. The Company uses the Black-Scholes option pricing model for estimating fair values of options. The weighted-average assumptions for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Expected volatility	25.75%	27.80%	37.23%
Dividend yield	1.90%	2.04%	2.92%
Risk-free interest rate	4.38%	3.71%	3.20%
Expected option life	4.5	4.6	5.0
Weighted-average fair value of options granted during the year	$9.57	$8.49	$6.83
Tandem appreciation rights are granted concurrently with options, and represent the right, exercisable by surrender of the underlying option, to receive in cash, an amount equal to the increase in market value from the grant price of the Company’s common shares. TARs payable in cash require the recording of a liability and related compensation expense to be measured by the difference between the quoted market price of the number of common shares covered by the grant and the option price per common share at grant date. Any increases or decreases in the market price of the common shares between grant date and exercise date result in changes to the Company’s compensation expense. Compensation expense is accrued over the vesting period.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE E – STOCK PLANS (continued)
In addition, changes in the market price of common shares after the vesting period, but prior to the exercise date, require changes in compensation expense. During 2004, the Company modified existing TARs by eliminating the cash settlement feature. This modification required that the TARs be accounted for as equity awards. The associated liability for compensation expense recognized prior to the date of modification of $2,434 was reclassified from Other non-current liabilities to Additional paid-in-capital. The unrecognized compensation cost, equal to the difference between the fair value of the TARs on the date of the modification and compensation cost previously recognized, will be recognized over the remaining vesting period of the TARs. TARs payable in common shares will be accounted for as stock options and the fair value method of accounting under SFAS No. 123 will be utilized. Subsequent changes in share values will not affect compensation expense. During 2004, 30,000 TARs were issued. There were no TARs issued during 2005.
Restricted shares and deferred shares require compensation expense to be measured by the quoted market price on the grant date. Expense is recognized by allocating the aggregate fair value at grant date over the vesting period. No expense is recognized for any shares ultimately forfeited because the recipients fail to meet the vesting requirements. The Company issued 33,970 restricted shares at a market price of $39.93 per share in 2005. There were no restricted shares issued in 2004, and no deferred shares were issued during 2005 or 2004.
The Company issued 964,254 shares of common stock from treasury upon exercise of employee stock options during 2005.
The Stock Option Plan for Non-Employee Directors (“Directors Stock Option Plan”) provides for the grant of stock options for the purchase of up to an aggregate of 500,000 common shares. Options issued under this Plan were 28,000 in 2005, 18,000 in 2004 and 34,000 in 2003.
At December 31, 2005, there were 1,048,694 common shares available for future grant under all plans, and the weighted-average remaining contractual life of outstanding options was 7.5 years. The following table summarizes information about stock options outstanding as of December 31, 2005:

	Outstanding		Exercisable

		Weighted-		Weighted-	Weighted-
Exercise Price	Number	Average	Number	Average	Average
Range	of Options	Exercise Price	of Options	Exercise Price	Remaining Life

$13 - $17	135,251	$13.56	135,251	$13.56	4.6
$17 - $21	107,550	$19.50	107,550	$19.50	3.8
$21 - $25	856,986	$22.92	750,892	$22.78	6.5
$25 - $29	42,000	$25.45	42,000	$25.45	7.4
$29 - $33	30,000	$31.90	10,000	$31.90	8.5
$33 - $37	487,183	$35.43	225,462	$35.43	8.9
Over $37	412,355	$39.89	—	—	9.5

	2,071,325	$28.54	1,271,155	$23.92

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 2,256, 2,689 and 3,736 shares purchased in 2005, 2004 and 2003, respectively.
NOTE F – RATIONALIZATION CHARGES
In the fourth quarter of 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE F – RATIONALIZATION CHARGES (continued)
Rationalization, the Company intends to transfer all manufacturing currently taking place at Harris Ireland to a lower cost facility in Eastern Europe.
The Company expects to incur a charge of approximately $4,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. Approximately 64 employees will be impacted by the Ireland Rationalization.
Rationalization charges of $511 ($455 after-tax) were incurred in the fourth quarter of 2005. The remaining charges will be incurred in 2006. Cash expenditures are expected to be paid throughout 2006 with the expected completion of the Ireland Rationalization occurring in the fourth quarter of 2006. As of December 31, 2005, the Company has recorded a liability of $511 for charges related to these efforts.
In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in 2005. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax), of which $1,087 (pre-tax) was incurred in 2005. Costs not relating to employee severance primarily included warehouse relocation costs and professional fees. As of December 31, 2005, the Company has recorded a liability of $851 for charges related to the French Rationalization.
Also in 2004, the Company committed to a plan to rationalize sales and distribution at its operations in Norway and Sweden (the “Nordic Rationalization”). In connection with the Nordic Rationalization, the Company consolidated the sales and distribution operations in Norway and Sweden into other facilities in Europe to improve efficiencies. In connection with the Nordic Rationalization, the Company incurred charges of $1,398 (pre-tax). Employee severance costs associated with the termination of approximately 13 employees were $651 (pre-tax), of which $62 (pre-tax) was incurred in 2005. The Company incurred $747 (pre-tax) in 2004 for costs not related to employee severance, which primarily include warehouse relocation costs. The Company does not expect to incur any further charges related to the Nordic Rationalization. As of December 31, 2005, the Company has recorded a liability of $313 for charges related to the Nordic Rationalization.
During 2003, the Company recorded rationalization charges of $1,743 ($1,367 after-tax). The rationalization charges include asset impairments and severance. Non-cash asset impairment charges of $900 (pre-tax) related to property, plant and equipment at one of the Company’s European subsidiaries where management believed the carrying values were unrecoverable. Severance charges were $843 (pre-tax) primarily covering 57 U.S. employees. Severance charges were incurred to eliminate redundancies and improve organizational efficiency.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE G – SHORT-TERM AND LONG-TERM DEBT
At December 31, 2005 and 2004, debt consisted of the following:

	2005	2004

Long-term debt
Senior Unsecured Notes due 2007, interest at 5.58%	$41,328	$42,490
Senior Unsecured Notes due 2009, interest at 5.89%	32,354	33,103
Senior Unsecured Notes due 2012, interest at 6.36%	81,269	81,475
Capital leases due through 2012, interest at 2.15% to 5.52% (2.20% to 10.0% in 2004)	3,574	4,336
Interest rate swaps	(2,964)	210
Other borrowings due through 2023, interest at 2.0% to 5.75% (2.0% to 4.0% in 2004)	3,312	3,199

	158,873	164,813
Less current portion	1,020	882

Total long-term debt	$157,853	$163,931

Short-term debt
Amounts due banks, interest at 10.35% (8.68% in 2004)	7,143	2,561
Current portion long-term debt	1,020	882

Total short-term debt	8,163	3,443

Total debt	$166,016	$167,374

     Senior Unsecured Notes
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions and to purchase shares under the share repurchase program. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of December 31, 2005, the Company was in compliance with all of its debt covenants.
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $2,117 in 2005 and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At December 31, 2005, $4,951 remains to be amortized and is included in Long-term debt. The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,985 during 2005.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE G – SHORT-TERM AND LONG-TERM DEBT (continued)
on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities with a corresponding decrease in Long-term debt. The fair value of these swaps at December 31, 2005 was $2,964.
Terminated swaps have increased the values of the Series A Notes from $40,000 to $41,328, the Series B Notes from $30,000 to $32,354 and the Series C Notes from $80,000 to $81,269 as of December 31, 2005. The weighted-average effective rate on the Notes for 2005 and 2004 was 3.95% and 3.07%, respectively.
     Revolving Credit Agreement
On December 17, 2004, the Company entered into a new $175,000, five-year revolving Credit Agreement. This agreement replaced the Company’s prior $125,000, three-year revolving credit facility entered into on April 24, 2002. The new Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2005, there are no borrowings under the Credit Agreement.
     Capital Leases
At December 31, 2005 and 2004, $3,309 and $4,322 of capital lease indebtedness was secured by property, plant and equipment, respectively. Other indebtedness secured by property, plant and equipment was $1,183 and $1,714 at December 31, 2005 and 2004, respectively.
     Other
Maturities of long-term debt, including payments under capital leases, for the five years succeeding December 31, 2005 are $1,020 in 2006, $40,902 in 2007, $873 in 2008, $30,760 in 2009, $633 in 2010 and $82,698 thereafter. Total interest paid was $11,221 in 2005, $10,797 in 2004 and $10,983 in 2003. The difference in interest expense compared with interest paid represents the amortization of gain on settlement of interest rate swaps realized in 2003.
Amounts reported as Amounts due banks represent short-term borrowings of the Company’s foreign subsidiaries.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE H – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

U.S.	$104,702	$63,064	$45,165
Non-U.S.	49,197	44,713	24,062

Total	$153,899	$107,777	$69,227

Components of income tax expense (benefit) are as follows:

	2005	2004	2003

Current:
Federal	$21,978	$9,787	$(3,414)
Non-U.S.	8,828	6,004	3,867
State and local	2,682	1,917	(229)

	33,488	17,708	224
Deferred:
Federal	(708)	7,802	13,342
Non-U.S.	(905)	2,021	357
State and local	(282)	(350)	762

	(1,895)	9,473	14,461

Total	$31,593	$27,181	$14,685

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Statutory rate of 35% applied to pre-tax income	$53,865	$37,722	$24,230
Effect of state and local income taxes, net of federal tax benefit	1,461	895	613
Taxes (less than) the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	(9,295)	(7,624)	(4,197)
U.S. tax benefit of foreign source income	(1,537)	(2,477)	(3,833)
Settlement of prior year’s tax liabilities	(8,711)	—	—
Other – net	(4,190)	(1,335)	(2,128)

Total	$31,593	$27,181	$14,685

Effective tax rate	20.5%	25.2%	21.2%

Total income tax payments, net of refunds, were $27,179 in 2005, $7,723 in 2004 and $311 in 2003.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE H – INCOME TAXES (continued)
Significant components of deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004

Deferred tax assets:
Tax loss and credit carryforwards	$17,734	$20,351
Other accruals	9,093	7,771
Employee benefits	10,493	9,396
Pension obligations	12,702	12,030
Other	19,065	19,587

	69,087	69,135
Valuation allowance	(17,278)	(18,636)

	51,809	50,499
Deferred tax liabilities:
Property, plant and equipment	(46,536)	(50,380)
Pension obligations	(371)	(999)
Other	(13,585)	(14,548)

	(60,492)	(65,927)

Total	$(8,683)	$(15,428)

At December 31, 2005, certain subsidiaries had tax loss carryforwards of approximately $50,642 that will expire in various years from 2006 through 2019, except for $29,000 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2005, a valuation allowance of $17,278 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS
The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. For most participants the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. The Company suspended the 35% matching provision from March 2003 until December 2003, reinstating the matching provision effective January 1, 2004. The plan includes a feature in which participants hired after November 1, 1997 will receive an annual Company contribution of 2% of their base pay. The plan allowed employees hired before November 1, 1997, at their election, to receive this contribution in exchange for forfeiting certain benefits under the pension plan. The Company uses a December 31 measurement date for its plans.
The changes in the pension plans’ benefit obligations were as follows:

	2005	2004

Obligation at January 1	$634,968	$591,501
Service cost	17,710	16,039
Interest cost	36,443	35,114
Participant contributions	538	496
Plan amendments	3,249	2,865
Actuarial loss	41,933	22,635
Benefit payments	(30,078)	(39,713)
Settlements	(9,538)	2,072
Currency translation	(4,556)	3,959

Obligation at December 31	$690,669	$634,968

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)
The changes in the fair values of the pension plans’ assets were as follows:

	2005	2004

Fair value of plan assets at January 1	$565,588	$500,268
Actual return on plan assets	46,744	56,108
Employer contributions	34,330	33,153
Participant contributions	538	496
Benefit payments	(28,087)	(27,494)
Settlements	(10,334)	—
Currency translation	(3,796)	3,057

Fair value of plan assets at December 31	$604,983	$565,588

The funded status of the pension plans was as follows:
Funded status (plan assets less than benefit obligations)	$(85,686)	$(69,380)
Unrecognized net loss	170,535	139,177
Unrecognized prior service cost	5,390	5,169
Unrecognized transition assets, net	—	15

Net amount recognized	$90,239	$74,981

The minimum pension liability included in Accumulated other comprehensive loss increased $15,034 (net of tax) in 2005 and increased $532 (net of tax) in 2004.
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $621,654 $579,403 and $549,708, respectively, as of December 31, 2005 and $565,020, $531,954 and $510,445, respectively, as of December 31, 2004. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $43,705, $40,913 and $29,423, respectively, as of December 31, 2005 and $39,860, $37,515 and $25,573, respectively, as of December 31, 2004. The total accumulated benefit obligation for all plans was $643,494 as of December 31, 2005 and $597,865 as of December 31, 2004.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)
A summary of the components of total pension expense was as follows:

	Year Ended December 31

	2005	2004	2003

Service cost – benefits earned during the year	$17,710	$16,039	$15,075
Interest cost on projected benefit obligation	36,443	35,114	34,989
Expected return on plan assets	(47,155)	(44,129)	(33,506)
Amortization of transition assets	16	(35)	(467)
Amortization of prior service cost	3,045	2,748	2,663
Amortization of net loss	8,955	8,511	8,963
Settlement losses	2,138	—	—
Termination benefits	176	2,599	—

Net pension cost of defined benefit plans	21,328	20,847	27,717
Multi-employer plans	2,715	2,916	2,984
Defined contribution plans	4,292	4,921	1,802

Total net pension expense	$28,335	$28,684	$32,503

The Company terminated one of its pension plans and incurred a settlement loss of $2,138 in the third quarter of 2005.
The amounts recognized in the consolidated balance sheets were composed of:

	Year Ended
	December 31

	2005	2004

Prepaid pension costs	$1,956	$3,585
Accrued pension liability	(43,448)	(35,620)
Intangible asset	5,390	5,181
Accumulated other comprehensive loss	126,341	101,835

Net amount recognized in the balance sheets	$90,239	$74,981

Weighted-average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2005 and 2004, were as follows:

	2005	2004

Discount rate	5.6%	5.9%
Rate of increase in compensation	4.0%	4.0%
Weighted-average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans as of December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Discount rate	5.9%	6.2%	6.7%
Rate of increase in compensation	4.0%	4.0%	4.9%
Expected return on plan assets	8.4%	8.6%	8.6%

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)
To develop the discount rate assumption to be used, the Company refers to investment yields available at year-end on long-term bonds rated Aa- or better. The Company also considers the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated Aa- or better. The expected long-term rate of return assumption is based on the weighted-average expected return of the various asset classes in the plans’ portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is determined by the Company based upon annual reviews.

		Percentage of
		Plan Assets at		Weighted-Average
	Target	December 31,		Expected
	Allocation			Long-Term
Asset Category	2006	2005	2004	Rate of Return

Equity securities	60% - 70%	66%	66%	9.7% - 10.4%
Debt securities	30% - 40%	34%	34%	4.7% - 6.5%

Total	100%	100%	100%	8.5%

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA and all applicable regulations and rulings.
The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio.
Actual and expected employer contributions for the U.S. plans are as follows:

Employer Contributions

2006 (expected)	$30,000
2005	$31,500
2004	$30,000
The actual amounts to be contributed to the pension plans in 2006 will be determined at the Company’s discretion.
Contributions by participants to certain non-U.S. plans were $538 and $496 for the years ended December 31, 2005 and 2004, respectively.
Expected future benefit payments for the U.S. plans are as follows: 2006 – $30,045, 2007 – $31,860, 2008 – $32,855, 2009 – $34,577, 2010 – $35,554, 2011 through 2015 – $208,179.
The Company maintains a domestic unfunded supplemental executive retirement plan (SERP) under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan, which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension expense shown above and was $2,318, $6,120 and $3,557 in 2005, 2004 and 2003, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $18,254, $13,943 and $22,392 at December 31, 2005, 2004 and 2003, respectively.

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
The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding, brazing and soldering products. The Company manages its operations by geographic location and has three reportable segments: North America, Europe and all Other Countries. The Other Countries segment includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. Each reporting segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market conditions. Segment performance and resource allocation is measured based on income before interest and income taxes. The accounting policies of the reportable

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE J – SEGMENT INFORMATION (continued)
segments are the same as those described in Note A – Significant Accounting Policies. Financial information for the reportable segments follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated

For the year ended December 31, 2005:
Net sales to unaffiliated customers	$1,056,134	$305,846	$239,210	$—	$1,601,190
Inter-segment sales	54,579	24,434	13,015	(92,028)	—

Total	$1,110,713	$330,280	$252,225	$(92,028)	$1,601,190

Income before interest and income taxes	$117,224	$23,506	$16,964	$152	$157,846
Interest income					4,000
Interest expense					(7,947)

Income before income taxes					$153,899

Total assets	$784,713	$254,644	$220,507	$(98,703)	$1,161,161
Equity investments in affiliates	—	10,229	29,444	—	39,673
Capital expenditures	23,704	12,136	14,575	—	50,415
Depreciation and amortization	30,326	8,360	5,296	—	43,982
For the year ended December 31, 2004:
Net sales to unaffiliated customers	$875,422	$281,133	$177,120	$—	$1,333,675
Inter-segment sales	38,990	27,540	19,743	(86,273)	—

Total	$914,412	$308,673	$196,863	$(86,273)	$1,333,675

Income before interest and income taxes	$72,469	$21,666	$16,690	$24	$110,849
Interest income					3,071
Interest expense					(6,143)

Income before income taxes					$107,777

Total assets	$653,378	$276,262	$188,107	$(58,583)	$1,059,164
Equity investments in affiliates	—	9,543	27,320	—	36,863
Capital expenditures	37,634	10,149	8,658	—	56,441
Depreciation and amortization	27,123	8,646	4,413	—	40,182

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE J – SEGMENT INFORMATION (continued)

	North		Other
	America	Europe	Countries	Eliminations	Consolidated

For the year ended December 31, 2003:
Net sales to unaffiliated customers	$703,999	$226,560	$110,030	$—	$1,040,589
Inter-segment sales	26,805	19,195	14,137	(60,137)	—

Total	$730,804	$245,755	$124,167	$(60,137)	$1,040,589

Income before interest and income taxes	$55,049	$11,191	$8,004	$(80)	$74,164
Interest income					3,187
Interest expense					(8,124)

Income before income taxes					$69,227

Total assets	$623,755	$230,366	$119,082	$(44,337)	$928,866
Equity investments in affiliates	—	7,861	26,390	—	34,251
Capital expenditures	25,611	5,712	3,517	—	34,840
Depreciation and amortization	26,815	7,446	3,477	(88)	37,650
In 2005, the Europe segment includes rationalization charges of $1,761 (pre-tax) (see Note F). In 2004, the European segment includes rationalization charges of $2,440 (pre-tax) (see Note F). In 2003, the North America segment includes rationalization charges of $540 (pre-tax) and the European segment includes rationalization charges of $1,203 (pre-tax) (see Note F).
Inter-segment sales between reportable segments are recorded at cost plus an agreed upon intercompany profit, which approximates an arm’s length price, and are eliminated in consolidation. Export sales (excluding intercompany sales) from North America were $115,712 in 2005, $89,767 in 2004 and $73,622 in 2003. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2005.
The geographic split of the Company’s net sales, based on country of origin, and property, plant and equipment was as follows:

	Year Ended December 31

	2005	2004	2003

Net sales:
United States	$829,497	$694,144	$552,362
Foreign countries	771,693	639,531	488,227

Total	$1,601,190	$1,333,675	$1,040,589

Property, plant and equipment:
United States	$184,434	$167,925	$163,086
Foreign countries	158,271	150,426	122,000
Eliminations	(2,172)	(2,235)	(2,751)

Total	$340,533	$316,116	$282,335

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE K – ACQUISITIONS
On April 29, 2005, the Company acquired all of the outstanding stock of J.W. Harris Co., Inc. (“J.W. Harris”), a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began consolidating the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005.
The purchase price allocation for this investment resulted in goodwill of $9,103. Included in the aggregate purchase price is $4,160 deposited in escrow accounts. Distribution of amounts in escrow is dependent on resolution of pre-closing contingencies. Amounts remaining in escrow as of the second anniversary of the closing date will be distributed to the former shareholders and will result in adjustments to the purchase price allocation.
The Company expects this acquisition to provide a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. Headquartered in Mason, Ohio, J.W. Harris has approximately 300 employees and manufacturing plants in Ohio and Rhode Island. An international distribution center is located in Spain. Annual sales are approximately $110,000. The J.W. Harris business contributed sales of $75,546 and earnings of $0.04 per diluted share during the eight months ended December 31, 2005.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began consolidating the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. In November 2005, the Company invested an additional $5,500 into SLE increasing its ownership interest to 78%. SLE is a manufacturer of flux-cored wire and other consumables located in China and will also incorporate the Company’s Chinese equipment manufacturing facilities. Equipment manufacturing commenced in the first quarter of 2006.
Also in 2004, the Company purchased 70% of the Rui Tai Welding and Metal Co. Ltd. for approximately $10,000, net of cash acquired, plus debt assumed of approximately $2,000. Rui Tai subsequently changed its name to Lincoln Electric Inner Mongolia (“LEIM”). The Company began consolidating the results of LEIM’s operations in the Company’s consolidated financial statements in July 2004. LEIM is a manufacturer of stick electrodes located in northern China.
The purchase price allocation for these investments in China resulted in goodwill of approximately $11,000.
The Company expects, in the longer-term, these Chinese acquisitions, along with other planned investments in China, will provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region. These acquired businesses generated $36,338 of sales during the twelve months ended December 31, 2005 with no significant contribution to net income.
The Company continues to expand globally and periodically evaluates transactions that would involve significant capital expenditures. If additional acquisitions and major projects providing appropriate financial benefits become available, additional expenditures may be made.
NOTE L – FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The Company has determined the estimated fair value of these financial instruments by using available market information and appropriate valuation methodologies requiring judgment.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE L – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)
The carrying amounts and estimated fair value of the Company’s significant financial instruments at December 31, 2005 and 2004, were as follows:

	December 31, 2005		December 31, 2004

	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Cash and cash equivalents	$108,007	$108,007	$92,819	$92,819
Marketable securities	—	—	50,500	50,500
Amounts due banks	7,143	7,143	2,561	2,561
Long-term debt (including current portion)	158,873	160,284	164,813	163,854
Foreign Exchange Contracts: The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $48,847 and $63,351 at December 31, 2005 and 2004, respectively. The Company would have paid $52 at December 31, 2005, and $1,188 at December 31, 2004 to settle these contracts, representing the fair value of these agreements.
Interest Rate Swap Agreements: At December 31, 2005 and 2004, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $110,000 of debt from fixed to floating interest rates. The Company would have paid $2,964 and received $210 at December 31, 2005 and 2004, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.
NOTE M – OPERATING LEASES
The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $11,389 in 2005, $10,817 in 2004 and $11,147 in 2003.
At December 31, 2005, total future minimum lease payments for noncancelable operating leases are $5,998 in 2006, $4,578 in 2007, $3,527 in 2008, $2,141 in 2009, $873 in 2010 and $2,054 thereafter.
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
The Company has provided a guarantee on a loan for a joint venture of approximately $4,000 at December 31, 2005 and 2004. The guarantee is provided on two loan agreements totaling $2,000 each, one which expires in October 2006 and the other expiring in May 2007. Each loan has been undertaken for the purposes of funding

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NOTE N – CONTINGENCIES (continued)
the joint venture’s working capital needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE O – QUARTERLY FINANCIAL DATA (UNAUDITED)

2005	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$362,903	$405,902	$412,013	$420,372
Gross profit	98,278	113,951	111,192	113,494
Income before income taxes	30,217	42,762	42,850	38,070
Net income	22,240	32,112	38,188	29,766
Basic earnings per share	$0.53	$0.77	$0.91	$0.71
Diluted earnings per share	$0.53	$0.77	$0.90	$0.70

2004	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$306,511	$331,837	$344,333	$350,994
Gross profit	83,928	100,339	92,738	85,353
Income before income taxes	23,631	32,893	32,471	18,782
Net income	18,243	23,726	22,997	15,630
Basic earnings per share	$0.45	$0.58	$0.56	$0.38
Diluted earnings per share	$0.45	$0.57	$0.55	$0.37
The quarter ended March 31, 2005 includes a pre-tax charge of $1,250 ($848 after-tax) relating to the Company’s rationalization program (See Note F). The quarter ended June 30, 2005 includes a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws. The quarter ended September 30, 2005 includes a favorable adjustment of $7,201 related to the resolution of prior years tax liabilities and a pre-tax gain of $1,418 ($876 after-tax) on the settlement of legal disputes. The quarter ended December 31, 2005 includes a net favorable tax benefit of $2,656 associated with the repatriation of foreign earnings and the resolution of prior years’ tax liabilities, offset by a $511 charge ($455 after tax) related to the rationalization of the Company’s Ireland manufacturing operations and a loss on the sale of a business of $1,942 ($1,678 after tax).
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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
(In thousands of dollars)

		Additions

			(1)
			Charged to		Balance
	Balance at	Charged to	other		at End
	Beginning	costs and	accounts	(2)	of
Description	of Period	expenses	(describe)	Deductions	Period

Allowance for doubtful accounts:
Year ended December 31, 2005	$9,295	$3,019	$(761)	$3,970	$7,583
Year ended December 31, 2004	$8,101	$2,449	$517	$1,772	$9,295
Year ended December 31, 2003	$6,805	$1,584	$768	$1,056	$8,101
(1) – Currency translation adjustment.
(2) – Uncollectible accounts written-off, net of recoveries.