Form 10-Q
period 2006-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2006-04-26
CIK 59527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio.	44117

(Address of principal executive offices)	(Zip Code)
(216) 481-8100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of March 31, 2006 was 42,432,182.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net sales	$468,394	$362,903
Cost of goods sold	338,328	264,625

Gross profit	130,066	98,278
Selling, general & administrative expenses	76,671	66,902
Rationalization charges	1,049	1,250

Operating income	52,346	30,126
Other income (expense):
Interest income	1,194	768
Equity earnings in affiliates	364	534
Other income	373	471
Interest expense	(2,401)	(1,682)

Total other income (expense)	(470)	91

Income before income taxes	51,876	30,217
Income taxes	15,127	7,977

Net income	$36,749	$22,240

Per share amounts:
Basic earnings per share	$0.87	$0.53

Diluted earnings per share	$0.86	$0.53

Cash dividends declared per share	$0.19	$0.18

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	March 31,	December 31,
	2006	2005
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116,056	$108,007
Accounts receivable (less allowance for doubtful accounts of $7,747 in 2006; $7,583 in 2005)	279,559	242,093
Inventories
Raw materials	82,734	80,047
In-process	41,229	33,707
Finished goods	177,779	161,991

	301,742	275,745
Deferred income taxes	10,133	9,069
Other current assets	45,191	41,720

TOTAL CURRENT ASSETS	752,681	676,634

PROPERTY, PLANT AND EQUIPMENT
Land	23,540	23,034
Buildings	198,563	196,639
Machinery and equipment	544,912	536,834

	767,015	756,507
Less: accumulated depreciation and amortization	419,156	415,974

	347,859	340,533

OTHER ASSETS
Prepaid pension costs	1,919	1,956
Equity investments in affiliates	40,563	39,673
Intangibles, net	40,197	39,232
Goodwill	25,713	25,596
Long-term investments	28,123	27,905
Other	9,639	9,632

	146,154	143,994

TOTAL ASSETS	$1,246,694	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	March 31,	December 31,
	2006	2005
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$2,824	$7,143
Trade accounts payable	153,499	121,917
Accrued employee compensation and benefits	51,006	40,658
Accrued expenses	20,123	17,597
Accrued taxes, including income taxes	45,144	38,342
Accrued pensions, current	25,159	28,662
Dividends payable	8,062	8,014
Other current liabilities	29,765	30,289
Current portion of long-term debt	1,013	1,020

TOTAL CURRENT LIABILITIES	336,595	293,642

Long-term debt, less current portion	155,195	157,853
Accrued pensions	14,616	14,786
Deferred income taxes	19,785	17,752
Other long-term liabilities	28,075	24,834

SHAREHOLDERS’ EQUITY
Preferred Shares, without par value — at stated capital amount:
Authorized - 5,000,000 shares as of March 31, 2006 and December 31, 2005; Issued and Outstanding — none	—	—
Common shares, without par value — at stated capital amount:
Authorized - 120,000,000 shares as of March 31, 2006 and December 31, 2005; Issued - 49,282,306 shares as of March 31, 2006 and December 31, 2005; Outstanding - 42,432,182 shares as of March 31, 2006 and 42,181,021 shares as of December 31, 2005.	4,928	4,928
Additional paid-in capital	129,384	125,925
Retained earnings	793,427	764,748
Accumulated other comprehensive loss	(88,580)	(91,276)
Treasury shares, at cost - 6,850,124 as of March 31, 2006 and 7,101,285 shares as of December 31, 2005	(146,731)	(152,031)

TOTAL SHAREHOLDERS’ EQUITY	692,428	652,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,246,694	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
UNAUDITED

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$36,749	$22,240
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	1,049	1,250
Depreciation and amortization	11,447	10,316
Equity earnings of affiliates, net	67	(534)
Deferred income taxes	1,157	2,138
Stock-based compensation	919	1,254
Amortization of terminated interest rate swaps	(522)	(522)
Other non-cash items, net	(856)	(30)
Changes in operating assets and liabilities:
Increase in accounts receivable	(36,277)	(21,633)
Increase in inventories	(25,097)	(17,226)
Increase in other current assets	(3,327)	(251)
Increase in accounts payable	30,924	16,843
Increase in other current liabilities	18,728	11,951
Contributions to pension plans	(7,500)	(10,000)
Increase in accrued pensions	3,761	3,621
Net change in other long-term assets and liabilities	(1,596)	(1,504)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,626	17,913

INVESTING ACTIVITIES
Capital expenditures	(17,526)	(9,722)
Proceeds from sale of fixed assets	124	61
Sales of marketable securities	—	65,500
Purchases of marketable securities	—	(15,000)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(17,402)	40,839

FINANCING ACTIVITIES
Payments on short-term borrowings	(925)	(24)
Amounts due banks, net	(4,137)	2,893
Payments on long-term borrowings	(207)	(201)
Proceeds from exercise of stock options	5,811	1,809
Tax benefit from the exercise of stock options	2,062	—
Purchase of shares for treasury	—	(4,049)
Cash dividends paid to shareholders	(8,014)	(7,496)

NET CASH USED BY FINANCING ACTIVITIES	(5,410)	(7,068)
Effect of exchange rate changes on cash and cash equivalents	1,235	(1,813)

INCREASE IN CASH AND CASH EQUIVALENTS	8,049	49,871
Cash and cash equivalents at beginning of year	108,007	92,819

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,056	$142,690

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
March 31, 2006
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
NOTE B – STOCK-BASED COMPENSATION
The 1998 Stock Plan (“Stock Plan”), as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares up to an aggregate of 5,000,000 of the Company’s common shares. There were 230 and 500 options granted during the three months ended March 31, 2006 and 2005, respectively. There were no TARs, restricted shares or deferred shares granted during the three months ended March 31, 2006 and 2005.
The Company issued 251,161 and 90,766 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2006 and 2005, respectively.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard did not have a material impact on the Company’s financial statements as the Company previously adopted fair value accounting under SFAS No. 123 on January 1, 2003.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2006 and 2005 was $919 and $1,254, respectively. The related tax benefit for the three months ended March 31, 2006 and 2005 was $351 and $470, respectively.
The following table sets forth the pro forma disclosure of net income and earnings per share as if compensation expense had been recognized for the fair value of options granted prior to January 1, 2003. All stock options granted prior to January 1, 2003 were fully vested as of December 31, 2005. Therefore, no pro-forma disclosure is necessary for periods ending after December 31, 2005. For purposes of this pro forma disclosure, the estimated fair value of the options granted prior to January 1, 2003 was determined using the Black-Scholes option pricing model and is amortized ratably over the vesting periods.

Three Months
Ended
March 31,
2005
Net income, as reported	$22,240
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	784
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(1,365)

Pro forma net income	$21,659

Earnings per share:
Basic, as reported	$0.53
Basic, pro forma	$0.52
Diluted, as reported	$0.53
Diluted, pro forma	$0.51
Weighted-average number of shares outstanding (in thousands):
Basic	41,676
Diluted	42,088
As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options, restricted shares and deferred shares was $5,965, which is expected to be recognized over a weighted average period of approximately 29 months.
The following table summarizes nonvested stock options, TARs, restricted and deferred shares as of March 31, 2006:

	Three Months Ended March 31,
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Options	Value	Options	Value
Balance of nonvested options, TARs, restricted and deferred shares at beginning of year	800,170	$10.58	846,432	$8.71

Granted	230	$11.11	500	$7.67

Vested	—	$—	—	$—
Forfeited	—	$—	(1,450)	$8.34

Balance of nonvested options, TARs, restricted and deferred shares at end of period	800,400	$10.58	845,482	$8.71

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006, based on the Company’s closing stock price of $53.99 as of the last business day of the period ended March 31, 2006, which would have been received by the optionees had all options been exercised on that date was $44,001 and $30,424, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $5,906. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.
Prior to the adoption of SFAS 123(R) the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount was $2,062 for the three months ended March 31, 2006 and is shown as “Tax benefit from the exercise of stock options” in the consolidated statement of cash flows.

NOTE C – GOODWILL AND INTANGIBLE ASSETS
There were no impairments of goodwill during the first quarter of 2006. The changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2006 are as follows:

	North		Other
	America	Europe	Countries	Consolidated
Balance as of January 1, 2006	$9,475	$4,594	$11,527	$25,596
Additions and adjustments	(75)	—	52	(23)
Foreign exchange effect	(4)	76	68	140

Balance as of March 31, 2006	$9,396	$4,670	$11,647	$25,713

Gross intangible assets other than goodwill as of March 31, 2006 and December 31, 2005 were $54,451 and $52,814, respectively, and included accumulated amortization of $14,254 and $13,582, respectively. Aggregate amortization expense was $169 and $260 for the three months ended March 31, 2006 and 2005, respectively. Included in the previously mentioned total are intangible assets other than goodwill with indefinite lives totaling $9,977 at March 31, 2006 and December 31, 2005.
NOTE D – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$36,749	$22,240
Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	42,280	41,676
Effect of dilutive securities — Employee stock options	438	412

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	42,718	42,088

Basic earnings per share	$0.87	$0.53

Diluted earnings per share	$0.86	$0.53

NOTE E – COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$36,749	$22,240
Other comprehensive income:
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(866)	(461)
Currency translation adjustment	3,562	(8,630)

Comprehensive income	$39,445	$13,149

NOTE F – INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $63,504 at March 31, 2006 and $62,900 at December 31, 2005.
NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at March 31, 2006 and March 31, 2005 include accruals for year-end bonuses and related payroll taxes of $23,130 and $15,929, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from March 31, 2005 to March 31, 2006 is due to the increase in profitability of the Company.
NOTE H – SEGMENT INFORMATION

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended March 31, 2006:
Net sales to unaffiliated customers	$320,196	$82,312	$65,886	$—	$468,394
Inter-segment sales	20,529	6,388	3,886	(30,803)	—

Total	$340,725	$88,700	$69,772	$(30,803)	$468,394

Income before interest and income taxes	$39,017	$9,073	$4,728	$265	$53,083
Interest income					1,194
Interest expense					(2,401)

Income before income taxes					$51,876

Total assets	$854,748	$278,513	$233,468	$(120,035)	$1,246,694

Three months ended March 31, 2005:
Net sales to unaffiliated customers	$231,518	$79,921	$51,464	$—	$362,903
Inter-segment sales	16,624	6,063	2,260	(24,947)	—

Total	$248,142	$85,984	$53,724	$(24,947)	$362,903

Income before interest and income taxes	$22,151	$6,228	$2,622	$130	$31,131
Interest income					768
Interest expense					(1,682)

Income before income taxes					$30,217

Total assets	$725,824	$264,766	$197,501	$(101,545)	$1,086,546
The Europe segment includes rationalization charges of $1,049 and $1,250 for the three months ended March 31, 2006 and 2005, respectively.
NOTE I – RATIONALIZATION CHARGES
In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company intends to transfer all manufacturing currently taking place at Harris Ireland to a lower cost facility in Eastern Europe.
The Company expects to incur a charge of approximately $4,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. Approximately 64 employees will be impacted by the Ireland Rationalization.
The Company has incurred a total of $1,535 (pre-tax) in charges related to this plan of which $1,049 (pre-tax) was incurred in the first quarter of 2006. Cash expenditures are expected to be paid throughout 2006 with the expected completion of the Ireland Rationalization occurring in the fourth quarter of 2006. As of March 31, 2006, the Company has recorded a liability of $1,535 for charges related to these efforts.
In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in the first quarter of 2005. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax). Costs not relating to employee severance primarily included warehouse relocation costs and professional fees. As of March 31, 2006, the Company has recorded a liability of $362 for charges related to the French Rationalization.
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
This acquisition has provided the Company with a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. J.W. Harris has manufacturing plants in Ohio and Rhode Island and an international distribution center located in Spain.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began consolidating the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. Since 2004, the Company has invested an additional $8,500 into SLE, increasing its ownership interest to 81%. SLE is a manufacturer of flux-cored wire and other consumables and also includes the Company’s Chinese equipment manufacturing facilities. Equipment manufacturing commenced in the first quarter of 2006.
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
The purchase price allocation for the Chinese investments resulted in goodwill of $11,331.
The Company expects, in the longer-term, these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region.
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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $4,500 at March 31, 2006. The guarantee is provided on three separate loan agreements. Two loans are for $2,000 each, one which expires in October 2006 and the other expiring in May 2007. The other loan is for approximately $500 and expires in October 2010. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.

NOTE L – PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in the Other current liabilities line item of the balance sheet. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of year	$7,728	$6,800
Charged to costs and expenses	2,993	2,137
Deductions	(2,169)	(1,696)

Balance at end of period	$8,552	$7,241

Warranty expense was 0.6% of sales for the three months ended March 31, 2006 and 2005.
NOTE M – LONG-TERM DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of March 31, 2006, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $522 in the first three months of 2006 and 2005 and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At March 31, 2006, $4,429 remains to be amortized and is included in Long-term debt. The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $658 during the first three months of 2006.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities with a corresponding decrease in Long-term debt. The fair value of these swaps at March 31, 2006 was $4,980.
Terminated swaps have increased the value of the Series A Notes from $40,000 to $41,041 as of March 31, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,852 and decreased the value of the

Series C Notes from $80,000 to $77,556 as of March 31, 2006. The weighted-average effective rate on the Notes for the first quarter of 2006 was 4.89%.
NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact to its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. The Company adopted the provisions of FIN 47 as of December 31, 2005 with no material impact to its financial statements.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 with no material impact to its financial statements.
NOTE O – RETIREMENT ANNUITY PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended
	March 31,
	2006	2005
Service cost — benefits earned during the period	$4,867	$4,503
Interest cost on projected benefit obligation	9,540	9,162
Expected return on plan assets	(12,606)	(11,874)
Amortization of prior service cost	281	606
Amortization of net loss	2,534	1,873
Termination benefits	—	177

Net pension cost of defined benefit plans	$4,616	$4,447

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to voluntarily contribute $30,000 to its U.S. pension plans during 2006. As of March 31, 2006, $7,500 has been contributed.
In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. Current employees of the U.S. company can choose to remain in the company’s existing retirement program or switch to a new program offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company does not expect a significant change in retirement costs immediately after the change, but does expect cost savings in future years.

NOTE P – INCOME TAXES
The effective income tax rates of 29.2% and 26.4% for the three months ended March 31, 2006 and 2005, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The anticipated effective rate for 2006 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands of dollars, except share and per share data)
The following discussion and analysis of the Company’s results of operations and financial position should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for more information regarding forward-looking statements.
GENERAL
The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products.
The Company is one of only a few worldwide broad line manufacturers of both arc welding equipment and consumable products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all facilities worldwide. In addition, the Company is ISO 14001 certified at most significant manufacturing facilities in the United States and is working to gain certification at its remaining United States facilities, as well as its major facilities in Canada, Mexico and Europe.
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
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

			Three Months Ended March 31,

	2006		2005		Change
(dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$468,394	100.0%	$362,903	100.0%	$105,491	29.1%
Costs of goods sold	338,328	72.2%	264,625	72.9%	73,703	27.9%

Gross profit	130,066	27.8%	98,278	27.1%	31,788	32.3%
Selling, general and administrative expenses	76,671	16.4%	66,902	18.4%	9,769	14.6%
Rationalization charges	1,049	0.2%	1,250	0.4%	(201)	(16.1%)

Operating income	52,346	11.2%	30,126	8.3%	22,220	73.8%
Interest income	1,194	0.2%	768	0.2%	426	55.5%
Equity earnings in affiliates	364	0.1%	534	0.2%	(170)	(31.8%)
Other income	373	0.1%	471	0.1%	(98)	(20.8%)
Interest expense	(2,401)	(0.5%)	(1,682)	(0.5%)	(719)	42.7%

Income before income taxes	51,876	11.1%	30,217	8.3%	21,659	71.7%
Income taxes	15,127	3.2%	7,977	2.2%	7,150	89.6%

Net income	$36,749	7.9%	$22,240	6.1%	$14,509	65.2%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Sales. Net sales for the first quarter of 2006 increased 29.1% to $468,394 from $362,903 last year. The increase in net sales reflects a 17.1%, or $62,029 increase due to volume, a 9.8%, or $35,463 increase due to the acquisition of J.W. Harris, an increase of 3.4%, or $12,282 due to price increases, and a 1.2%, or $4,283 unfavorable impact of foreign currency exchange rates. Net sales for North American operations increased 38.3% to $320,196 for 2006 compared to $231,518 in 2005. This increase reflects an increase of 19.4% or $44,951 due to volume, an increase of 14.5%, or $33,650 due to the acquisition of J.W. Harris, an increase of $8,164, or 3.5% due to price increases and a 0.8%, or $1,913 favorable impact of foreign currency exchange rates. European sales have increased 3.0% to $82,312 in 2006 from $79,921 in the prior year. This increase is due to an 8.5%, or $6,827 increase due to volume, an increase of 2.3%, or $1,800 due to the acquisition of J.W. Harris, and a 7.7% or $6,151 unfavorable impact of foreign currency exchange rates. Other Countries sales increased 28.0% to $65,886 in 2006 from $51,464 in the prior year. This increase reflects an increase of $10,251 or 19.9% due to volume, and an increase of 8.2%, or $4,203 due to price increases.
Gross Profit. Gross profit increased 32.3% to $130,066 during the first quarter of 2006 compared to $98,278 in 2005. As a percentage of net sales, Gross profit increased to 27.8% in the first quarter of 2006 from 27.1% in 2005. This increase was primarily due to favorable production variances resulting from increased volumes. This increase was partially offset by a shift in sales mix to traditionally lower margin geographies and businesses, including the effects of acquisitions, as well as an increase in product liability defense costs of $1,739. In addition, foreign currency exchange rates had an unfavorable impact of $1,371 in the first quarter of 2006.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $9,769, or 14.6%, in the first quarter of 2006, compared with 2005. The increase was primarily due to higher bonus expense of $6,076, incremental selling, general and administrative expenses from the acquisition of J.W. Harris totaling $2,535, and higher selling expenses of $1,262 resulting from increased sales levels.
Rationalization Charges. In the first quarter of 2006, the Company recorded rationalization charges of $1,049 ($1,049 after-tax) primarily related to severance costs covering 64 employees at the Company’s facility in Ireland. The Company expects to incur an additional $2,826 ($2,826 after-tax) in charges related to employee severance, equipment relocation and professional fees as a result of the rationalization efforts in Ireland. The majority of these charges will be incurred in 2006. During the first quarter of 2005, the Company recorded rationalization charges of $1,250 ($848 after-tax) primarily due to employee severance costs related to rationalization efforts in France. See Note I.
Equity Earnings in Affiliates. Equity earnings in affiliates decreased to $364 in the first quarter of 2006 from $534 in the first quarter of 2005 primarily due to reduced earnings at the Company’s joint venture investment in Taiwan.
Income Taxes. Income taxes for the first quarter of 2006 were $15,127 on income before income taxes of $51,876, an effective rate of 29.2%, as compared with income taxes of $7,977 on income before income taxes of $30,217, or an effective rate of 26.4% for the same period in 2005. The effective rate for 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The increase in the effective tax rate from 2005 to 2006 is primarily because of an increase in earnings in higher tax rate jurisdictions and the level of related tax deductions.
Net Income. Net income for the first quarter of 2006 was $36,749 compared to $22,240 last year. Diluted earnings per share for the first quarter of 2006 was $0.86 compared to $0.53 per share in 2005. Foreign currency exchange rate movements had a $487 unfavorable effect on 2006 first quarter net income, and a $642 favorable effect net income for same period in 2005.
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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005	Change
Cash provided by operating activities:	$29,626	$17,913	$11,713
Cash (used) provided by investing activities:	(17,402)	40,839	(58,241)
Capital expenditures	(17,526)	(9,722)	(7,804)
Sales of marketable securities, net	—	50,500	(50,500)
Cash used by financing activities:	(5,410)	(7,068)	1,658
Amounts due banks, net	(4,137)	2,893	(7,030)
Proceeds from exercise of stock options	5,811	1,809	4,002
Tax benefit from the exercise of stock options	2,062	—	2,062
Purchase of shares for treasury	—	(4,049)	4,049
Cash dividends paid to shareholders	(8,014)	(7,496)	(518)
Increase in Cash and cash equivalents	8,049	49,871	(41,822)
Cash and cash equivalents increased 7.5%, or $8,049, to $116,056 as of March 31, 2006, from $108,007 as of December 31, 2005. This compares to a $49,871 increase in cash and cash equivalents during the same period in 2005.
Cash provided by operating activities increased by $11,713 for the first quarter in 2006 compared to 2005. The increase was primarily related to an increase in Net income when compared to the same quarter in 2005. Despite an increase in working capital, average working capital to sales decreased to 30.3% from 32.5% in 2005. Average days in accounts payable increased to 45.9 days at March 31, 2006 from 40.2 days at December 31, 2005. Days sales in inventory decreased from 114.8 days at December 31, 2005 to 112.4 days at March 31, 2006. Accounts receivable days increased from 56.1 days at December 31, 2005 to 57.3 days at March 31, 2006.
Cash used by investing activities reflects a net decrease in the proceeds from the sale of marketable securities of $50,500. In addition, capital expenditures during the first quarter of 2006 were $17,526, a $7,804 increase from 2005. The Company anticipates capital expenditures in 2006 of approximately $50,000. Anticipated capital expenditures reflect the need to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs or promote business growth. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities decreased $1,658 in the first quarter of 2006 compared to 2005. The decrease was primarily due to a decrease in treasury share purchases of $4,049, an increase in proceeds received from stock option exercises of $4,002 and an increase in the tax benefit from the exercise of stock options of $2,062, partially offset by a net increase in short-term borrowings of $7,931.
The Company’s debt levels decreased from $166,016 at December 31, 2005, to $159,032 at March 31, 2006. Debt to total capitalization decreased to 18.7% at March 31, 2006, from 20.3% at December 31, 2005.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,241,673 shares at a cost of $216,266 through March 31, 2006.
In January 2006, the Company paid a quarterly cash dividend of 19 cents per share, or $8,014 to shareholders of record on December 31, 2005.
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
This acquisition has provided the Company with a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. J.W. Harris has manufacturing plants in Ohio and Rhode Island and an international distribution center located in Spain.
In 2004, the Company invested approximately $12,000 into Shanghai Lincoln Electric (“SLE”) to acquire a 70% ownership interest and to fund the Company’s Chinese expansion program. The Company began consolidating the results of SLE’s operations in the Company’s consolidated financial statements in June 2004. Since 2004, the Company has invested an additional $8,500 into SLE, increasing its ownership interest to 81%. SLE is a manufacturer of flux-cored wire and other consumables and also includes the Company’s Chinese equipment manufacturing facilities. Equipment manufacturing commenced in the first quarter of 2006.
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
The purchase price allocation for the Chinese investments resulted in goodwill of $11,331.
The Company expects, in the longer-term, these Chinese acquisitions, along with other planned investments in China, to provide a strong equipment and consumable manufacturing base in China, improve the Company’s distribution network, and strengthen the Company’s expanding market position in the Asia Pacific region.
The Company continues to expand globally and periodically looks at transactions that would involve significant investments. The Company’s operational cash flow can fund the global expansion plans, but a significant acquisition may require access to the capital markets, in particular, the public and/or private bond market, as well as the syndicated bank loan market. The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the U.S., and then lends funds to the specific subsidiary that requires funding. If additional acquisitions providing appropriate financial benefits become available, additional expenditures may be made.
Long-term debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of March 31, 2006, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $522 in the first three months of 2006 and 2005 and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At March 31, 2006, $4,429 remains to be amortized and is included in Long-term debt. The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $658 during the first three months of 2006.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps is included in Other long-term liabilities with a corresponding decrease in Long-term debt. The fair value of these swaps at March 31, 2006 was $4,980.
Terminated swaps have increased the value of the Series A Notes from $40,000 to $41,041 as of March 31, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,852 and decreased the value of the Series C Notes from $80,000 to $77,556 as of March 31, 2006. The weighted-average effective rate on the Notes for the first quarter of 2006 was 4.89%.
Stock-based compensation
The 1998 Stock Plan (“Stock Plan”), as amended in May 2003, provides for the granting of options, tandem appreciation rights (“TARs”), restricted shares and deferred shares up to an aggregate of 5,000,000 of the Company’s common shares. There were 230 and 500 options granted during the three months ended March 31, 2006 and 2005, respectively. There were no TARs, restricted shares or deferred shares granted during the three months ended March 31, 2006 and 2005.
The Company issued 251,161 and 90,766 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2006 and 2005, respectively.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard did not have a material impact on the Company’s financial statements as the Company previously adopted fair value accounting under SFAS No. 123 on January 1, 2003.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2006 and 2005 was $919 and $1,254, respectively. The related tax benefit for the three months ended March 31, 2006 and 2005 was $351 and $470, respectively.
As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options, restricted shares and deferred shares was $5,965, which is expected to be recognized over a weighted average period of approximately 29 months.
The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006, based on the Company’s closing stock price of $53.99 as of the last business day of the period ended March 31, 2006, which would have been received by the optionees had all options been exercised on that date was $44,001 and $30,424, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $5,906. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Product liability expense
Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. These net expenditures increased $1,739 in the first quarter of 2006 compared to the same period in 2005. See Note K. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $4,500 at March 31, 2006. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 143-1 “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”), which was adopted by the European Union. FSP 143-1 provides guidance on accounting for the effects of the WEEE Directive with respect to historical waste and waste associated with products on the market on or before August 13, 2005. FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FSP 143-1 was required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the WEEE Directive into law by the applicable European Union member country. The WEEE Directive has been adopted into law by the majority of European Union member countries in which the Company has significant operations. The Company adopted the provisions of FSP 143-1 as it relates to these countries with no material impact to its financial statements. The Company will apply the guidance of FSP 143-1 as it relates to the remaining European Union member countries in which it operates when those countries have adopted the WEEE Directive into law.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. The Company adopted the provisions of FIN 47 as of December 31, 2005 with no material impact to its financial statements.
In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in Accounting Research Bulletin No. 43 to require idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on January 1, 2006 with no material impact to its financial statements.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during the three months ended March 31, 2006. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. At March 31, 2006, the Company had approximately $64,647 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2006, a valuation allowance of $16,807 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted-average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as, current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.5% for its U.S. plans at December 31, 2005. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2005, investment returns in the Company’s U.S. pension plans were approximately 7.7%. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,300.
Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. At the end of each year, the Company determines the discount rate to be used for plan liabilities by referring to investment yields available on long-term bonds rated Aa- or better. The Company also considers the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated Aa-or better. The Company determined this rate to be 5.7% for its U.S. plans at December 31, 2005. A 25 basis point change in the discount rate would increase or decrease pension expense by approximately $2,000.
The Company made voluntary contributions to its U.S. defined benefit plans of $31,500 in 2005. Based on current pension funding rules, the Company does not anticipate that contributions to the plans will be required in 2006. The Company has voluntarily contributed $7,500 for the three months ended March 31, 2006 and expects to contribute a total of $30,000 in 2006.
Pension expense relating to the Company’s defined benefit plans was $21,328 in 2005. The Company expects 2006 pension expense to decline by approximately $2,000.
In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. Current employees of the U.S. company can choose to remain in the company’s existing retirement program or switch to a new program offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company does not expect a significant change in retirement costs immediately after the change, but does expect cost savings in future years.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $63,504 at March 31, 2006. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since December 31, 2005. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
At March 31, 2006, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 33,987 plaintiffs, which is a net decrease of 680 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 20,419 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 306 were decided in favor of the Company following summary judgment motions. The Company has appealed or will appeal the 4 judgments based on verdicts against the Company. On December 29, 2005, the New York State Appellate Division affirmed 2 of the 4 judgments, and later denied the defendant’s motion for reconsideration.
At March 31, 2006, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 8,770 plaintiffs, which is a net increase of 46 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At March 31, 2006, cases involving 5,424 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed class actions seeking medical monitoring in eight state courts, seven of which have been removed to the MDL Court. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 5,854 of those claims were dismissed, 8 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial, and 1 of which resulted in a defense verdict (subsequently, however, a motion for a new trial has been granted) and 12 were settled for immaterial amounts. On December 20, 2005, the Fifth District Appellate Court of Illinois affirmed the judgment in the one case tried to a plaintiff’s verdict and on March 29, 2006 the Illinois Supreme Court denied defendant’s petition for leave to appeal that decision.
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
In the normal course of business, we are exposed to market risk and price fluctuations related to the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. Since 2003, the price of the type of steel used to manufacture our products has increased significantly and has been subject to periodic shortages due to global economic factors, including increased demand for construction materials in developing nations such as China and India. Since 2003, and accelerating through the first quarter of 2006, we have also experienced substantial inflation in prices for other raw materials, including metals, chemicals and energy costs. Energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. Our results of operations may be harmed by shortages of supply and by increases in prices to the extent those increases can not be passed on to customers.
We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.
At March 31, 2006, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 8,770 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 33,987 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiff to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 5,854 of those claims were dismissed, 8 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial, and 1 of which resulted in a defense verdict and 12 were settled for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 20,419 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 306 were decided in favor of us following summary judgment motions.
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
April 26, 2006