Form 10-Q
period 2006-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2006-07-25
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑               Accelerated filer ☐               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of June 30, 2006 was 42,580,865.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$502,510	$405,902	$970,904	$768,805
Cost of goods sold	356,043	291,951	694,371	556,576

Gross profit	146,467	113,951	276,533	212,229
Selling, general & administrative expenses	83,436	71,919	160,107	138,821
Rationalization charges	1,292	—	2,341	1,250

Operating income	61,739	42,032	114,085	72,158
Other income (expense):
Interest income	1,400	891	2,594	1,660
Equity earnings in affiliates	2,160	1,030	2,524	1,564
Other income	176	995	549	1,466
Interest expense	(2,438)	(2,186)	(4,839)	(3,868)

Total other income	1,298	730	828	822

Income before income taxes	63,037	42,762	114,913	72,980
Income taxes	20,418	10,650	35,545	18,628

Net income	$42,619	$32,112	$79,368	$54,352

Per share amounts:
Basic earnings per share	$1.00	$0.77	$1.87	$1.31

Diluted earnings per share	$0.99	$0.77	$1.85	$1.30

Cash dividends declared per share	$0.19	$0.18	$0.38	$0.36

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,427	$108,007
Accounts receivable (less allowance for doubtful accounts of $8,002 in 2006; $7,583 in 2005)	304,161	242,093
Inventories
Raw materials	90,149	80,047
In-process	51,123	33,707
Finished goods	189,771	161,991

	331,043	275,745
Deferred income taxes	9,623	9,069
Other current assets	50,864	41,720

TOTAL CURRENT ASSETS	821,118	676,634

PROPERTY, PLANT AND EQUIPMENT
Land	25,183	23,034
Buildings	205,290	196,639
Machinery and equipment	552,183	536,834

	782,656	756,507
Less: accumulated depreciation and amortization	428,271	415,974

	354,385	340,533

OTHER ASSETS
Prepaid pension costs	1,913	1,956
Equity investments in affiliates	43,175	39,673
Intangibles, net	41,122	39,232
Goodwill	25,910	25,596
Long-term investments	28,194	27,905
Other	7,991	9,632

	148,305	143,994

TOTAL ASSETS	$1,323,808	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$3,662	$7,143
Trade accounts payable	152,754	121,917
Accrued employee compensation and benefits	75,541	40,658
Accrued expenses	20,235	17,597
Accrued taxes, including income taxes	47,794	38,342
Accrued pensions, current	21,279	28,662
Dividends payable	8,084	8,014
Other current liabilities	33,907	30,289
Current portion of long-term debt	41,453	1,020

TOTAL CURRENT LIABILITIES	404,709	293,642

Long-term debt, less current portion	111,940	157,853
Accrued pensions	15,005	14,786
Deferred income taxes	18,162	17,752
Other long-term liabilities	30,170	24,834

SHAREHOLDERS’ EQUITY
Preferred Shares, without par value — at stated capital amount:
Authorized - 5,000,000 shares as of June 30, 2006 and December 31, 2005; Issued and Outstanding — none	—	—
Common shares, without par value — at stated capital amount:
Authorized - 120,000,000 shares as of June 30, 2006 and December 31, 2005; Issued - 49,282,306 shares as of June 30, 2006 and December 31, 2005; Outstanding - 42,580,865 shares as of June 30,2006 and 42,181,021 shares as of December 31, 2005	4,928	4,928
Additional paid-in capital	132,111	125,925
Retained earnings	827,954	764,748
Accumulated other comprehensive loss	(76,862)	(91,276)
Treasury shares, at cost - 6,701,441 as of June 30, 2006 and 7,101,285 shares as of December 31, 2005	(144,309)	(152,031)

TOTAL SHAREHOLDERS’ EQUITY	743,822	652,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,323,808	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
UNAUDITED

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$79,368	$54,352
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	2,341	1,250
Depreciation and amortization	22,985	20,866
Equity earnings of affiliates, net	(1,591)	(1,564)
Deferred income taxes	(34)	1,600
Stock-based compensation	1,938	1,897
Amortization of terminated interest rate swaps	(1,050)	(1,050)
Other non-cash items, net	1,624	216
Changes in operating assets and liabilities:
Increase in accounts receivable	(55,800)	(22,539)
Increase in inventories	(49,428)	(25,055)
(Increase) decrease in other current assets	(8,072)	1,204
Increase in accounts payable	27,824	15,575
Increase in other current liabilities	46,812	31,402
Contributions to pension plans	(16,397)	(21,466)
Increase in accrued pensions	8,637	7,319
Net change in other long-term assets and liabilities	(1,827)	(2,166)

NET CASH PROVIDED BY OPERATING ACTIVITIES	57,330	61,841

INVESTING ACTIVITIES
Capital expenditures	(32,261)	(21,435)
Acquisitions of businesses, net of cash acquired	(95)	(70,704)
Proceeds from sale of fixed assets	641	846
Sales of marketable securities	—	65,500
Purchases of marketable securities	—	(15,000)

NET CASH USED BY INVESTING ACTIVITIES	(31,715)	(40,793)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,035	—
Payments on short-term borrowings	(925)	(130)
Amounts due banks, net	(7,138)	4,114
Payments on long-term borrowings	(1,449)	(14,993)
Proceeds from exercise of stock options	8,952	7,592
Tax benefit from the exercise of stock options	3,051	—
Purchase of shares for treasury	—	(12,804)
Cash dividends paid to shareholders	(16,077)	(14,985)

NET CASH USED BY FINANCING ACTIVITIES	(11,551)	(31,206)
Effect of exchange rate changes on cash and cash equivalents	3,356	(2,277)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,420	(12,435)
Cash and cash equivalents at beginning of year	108,007	92,819

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,427	$80,384

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
June 30, 2006
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
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
NOTE B — STOCK-BASED COMPENSATION
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan (“EPI Plan”) which replaces the 1998 Stock Plan, as amended in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares. There were 230 and 500 options granted during the six months ended June 30, 2006 and 2005, respectively. There were no TARs, restricted shares or deferred shares granted during the six months ended June 30, 2006 and 2005.
In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors (“Director Plan”). The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
The Company issued 365,867 and 365,656 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2006 and 2005, respectively.
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
Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2006 and 2005 was $1,938 and $1,897, respectively. The related tax benefit for the six months ended June 30, 2006 and 2005 was $741 and $725, respectively.
The following table sets forth the pro forma disclosure of net income and earnings per share as if compensation expense had been recognized for the fair value of options granted prior to January 1, 2003 (date of adoption of SFAS No. 123). All stock options granted prior to January 1, 2003 were fully vested as of December 31, 2005. Therefore, no pro-forma disclosure is necessary for periods ending after December 31, 2005. For purposes of this pro forma disclosure, the estimated fair value of the options granted prior to January 1, 2003 was determined using the Black-Scholes option pricing model and is amortized ratably over the vesting periods.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$32,112	$54,352
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	385	1,169
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(488)	(1,853)

Pro forma net income	$32,009	$53,668

Earnings per share:
Basic, as reported	$0.77	$1.31
Basic, pro forma	$0.77	$1.29
Diluted, as reported	$0.77	$1.30
Diluted, pro forma	$0.76	$1.28
Weighted-average number of shares outstanding (in thousands):
Basic	41,477	41,577
Diluted	41,845	41,966
As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options, restricted shares and deferred shares was $4,947, which is expected to be recognized over a weighted average period of approximately 27 months.
The following table summarizes nonvested stock options, TARs, restricted and deferred shares for the six months ended June 30, 2006:

	Six Months Ended
	June 30, 2006
	Number of Options,	Weighted-Average
	TARs, Restricted	Grant Date Fair
	and Deferred Shares	Value
Balance at beginning of year	746,549	$10.59
Granted	230	$11.11
Vested	10,300	$7.47
Forfeited	900	$9.57

Balance at end of period	735,579	$10.64

The aggregate intrinsic value of options outstanding at June 30, 2006, based on the Company’s closing stock price of $62.65 as of the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options been exercised on that date was $55,342. The aggregate intrinsic value of options exercisable at June 30, 2006, based on the Company’s closing stock price of $62.65 as of the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $36,267. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $9,073 and $3,939, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.
Prior to the adoption of SFAS 123(R) the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by

a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount was $3,051 for the six months ended June 30, 2006 and is shown as “Tax benefit from the exercise of stock options” in the consolidated statement of cash flows.
NOTE C — GOODWILL AND INTANGIBLE ASSETS
There were no impairments of goodwill during the first half of 2006. Goodwill totaled $25,910 and $25,596 at June 30, 2006 and December 31, 2005, respectively. Goodwill by segment at June 30, 2006 was $9,382 for North America, $4,848 for Europe and $11,680 for Other countries.
Gross intangible assets other than goodwill as of June 30, 2006 and December 31, 2005 were $56,336 and $52,814, respectively, and included accumulated amortization of $15,214 and $13,582, respectively. Aggregate amortization expense was $299 and $74 for the six months ended June 30, 2006 and 2005, respectively. Included in the previously mentioned total are intangible assets other than goodwill with indefinite lives totaling $9,977 at June 30, 2006 and December 31, 2005, respectively.
NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$42,619	$32,112	$79,368	$54,352
Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	42,514	41,477	42,397	41,577
Effect of dilutive securities — Employee stock options	494	368	477	389

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	43,008	41,845	42,874	41,966

Basic earnings per share	$1.00	$0.77	$1.87	$1.31

Diluted earnings per share	$0.99	$0.77	$1.85	$1.30

NOTE E — COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$42,619	$32,112	$79,368	$54,352
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	1,519	(135)	653	(596)
Currency translation adjustment	10,199	(9,820)	13,761	(18,450)

Comprehensive income	$54,337	$22,157	$93,782	$35,306

NOTE F — INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $67,424 at June 30, 2006 and $62,900 at December 31, 2005.

NOTE G — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at June 30, 2006 and June 30, 2005 include accruals for year-end bonuses and related payroll taxes of $45,774 and $33,453, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from June 30, 2005 to June 30, 2006 is due to the increase in profitability of the Company.
NOTE H — SEGMENT INFORMATION

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended June 30, 2006:
Net sales to unaffiliated customers	$335,717	$92,355	$74,438	$—	$502,510
Inter-segment sales	25,669	6,596	3,815	(36,080)	—

Total	$361,386	$98,951	$78,253	$(36,080)	$502,510

Income before interest and income taxes	$47,428	$8,735	$7,928	$(16)	$64,075
Interest income					1,400
Interest expense					(2,438)

Income before income taxes					$63,037

Three months ended June 30, 2005:
Net sales to unaffiliated customers	$265,359	$78,735	$61,808	$—	$405,902
Inter-segment sales	16,748	6,045	3,467	(26,260)	—

Total	$282,107	$84,780	$65,275	$(26,260)	$405,902

Income before interest and income taxes	$30,946	$7,346	$5,582	$183	$44,057
Interest income					891
Interest expense					(2,186)

Income before income taxes					$42,762

Six months ended June 30, 2006:
Net sales to unaffiliated customers	$655,912	$174,668	$140,324	$—	$970,904
Inter-segment sales	46,198	12,984	7,700	(66,882)	—

Total	$702,110	$187,652	$148,024	$(66,882)	$970,904

Income before interest and income taxes	$86,445	$17,808	$12,656	$249	$117,158
Interest income					2,594
Interest expense					(4,839)

Income before income taxes					$114,913

Total assets	$899,927	$318,200	$249,643	$(143,962)	$1,323,808

Six months ended June 30, 2005:
Net sales to unaffiliated customers	$496,877	$158,656	$113,272	$—	$768,805
Inter-segment sales	28,365	12,108	5,727	(46,200)	—

Total	$525,242	$170,764	$118,999	$(46,200)	$768,805

Income before interest and income taxes	$53,097	$13,575	$8,203	$313	$75,188
Interest income					1,660
Interest expense					(3,868)

Income before income taxes					$72,980

Total assets	$738,911	$262,829	$211,047	$(104,778)	$1,108,009
The Europe segment includes rationalization charges of $1,292 for the three months ended June 30, 2006 and $2,341 and $1,250 for the six months ended June 30, 2006 and 2005, respectively.

NOTE I — RATIONALIZATION CHARGES
In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company intends to transfer all manufacturing currently taking place at Harris Ireland to a lower cost facility in Eastern Europe and sell the facility in Ireland.
The Company expects to incur a charge of approximately $5,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. This charge does not reflect the impact of anticipated proceeds from the planned sale of the facility in Ireland. A total of 66 employees will be impacted by the Ireland Rationalization.
The Company has incurred a total of $2,852 (pre-tax) in charges related to this plan of which $2,341 (pre-tax) was incurred in the first half of 2006. Cash expenditures are expected to be paid throughout 2006 with the expected completion of the Ireland Rationalization occurring in the fourth quarter of 2006. As of June 30, 2006, the Company has recorded a liability of $2,948 for charges related to these efforts.
In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in the first half of 2005. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax). Costs not relating to employee severance primarily included warehouse relocation costs and professional fees.
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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $6,250 at June 30, 2006. The guarantee is provided on three separate loan agreements. Two loans are for $2,000 each, one which expires in October 2006 and the other expiring in May 2007. The other loan is for approximately $2,250 and expires in October 2010. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in Other current liabilities. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended
	June 30,
	2006	2005
Balance at beginning of year	$7,728	$6,800
Charged to costs and expenses	4,991	4,526
Deductions	(4,092)	(3,848)

Balance at end of period	$8,627	$7,478

Warranty expense was 0.5% and 0.6% of sales for the six months ended June 30, 2006 and 2005, respectively.
NOTE M — DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of June 30, 2006, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $1,050 in the first half of 2006 and 2005 and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At June 30, 2006, $3,901 remains to be amortized of which $3,150 is included in the balance sheet caption “Long-term debt, less current portion” and $751 is included in the balance sheet caption “Current portion of long-term debt.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,335 during the first half of 2006.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps is included in the balance sheet caption “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at June 30, 2006 was $6,202.

Terminated swaps have increased the value of the Series A Notes from $40,000 to $40,751 as of June 30, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,533 and decreased the value of the Series C Notes from $80,000 to $76,415 as of June 30, 2006. The weighted-average effective rate on the Notes, net of the impact of active and terminated swaps, was 5.11% for the first half of 2006.
NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
NOTE O — RETIREMENT ANNUITY PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost — benefits earned during the period	$4,813	$4,354	$9,680	$8,857
Interest cost on projected benefit obligation	9,457	8,891	18,997	18,053
Expected return on plan assets	(12,545)	(11,729)	(25,151)	(23,603)
Amortization of prior service cost	282	743	563	1,349
Amortization of net loss	2,726	2,020	5,260	3,893
Termination benefits	—	—	—	177

Net pension cost of defined benefit plans	$4,733	$4,279	$9,349	$8,726

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to voluntarily contribute $30,000 to its U.S. pension plans during 2006. As of June 30, 2006, $15,000 has been contributed.
In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of the U.S. company made an election to either remain in the company’s existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company does not expect a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.
NOTE P — INCOME TAXES
The effective income tax rates of 30.9% and 25.5% for the six months ended June 30, 2006 and 2005, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The effective income tax rate for the three months ended June 30, 2006 reflects an adjustment to bring the effective rate for the six months ended June 30, 2006 to the expected full year effective rate. The 2006 quarter also includes a charge for recording a valuation allowance of $1,071 at a non-U.S. subsidiary. The effective income tax rate for the six months ended June 30, 2005 included an adjustment to state deferred income taxes totaling $1,807. The deferred tax adjustment reflected the impact of a one-time state income tax benefit related to changes in Ohio tax laws, including the effect of lower tax rates. The anticipated effective rate for 2006 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

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
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three Months Ended June 30,
	2006		2005		Change
(Dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$502,510	100.0%	$405,902	100.0%	$96,608	23.8%
Costs of goods sold	356,043	70.9%	291,951	71.9%	64,092	22.0%

Gross profit	146,467	29.1%	113,951	28.1%	32,516	28.5%
Selling, general and administrative expenses	83,436	16.6%	71,919	17.7%	11,517	16.0%
Rationalization charges	1,292	0.2%	—	—	1,292	N/A

Operating income	61,739	12.3%	42,032	10.4%	19,707	46.9%
Interest income	1,400	0.3%	891	0.2%	509	57.1%
Equity earnings in affiliates	2,160	0.4%	1,030	0.2%	1,130	109.7%
Other income	176	0.0%	995	0.2%	(819)	(82.3%)
Interest expense	(2,438)	(0.5%)	(2,186)	(0.5%)	(252)	11.5%

Income before income taxes	63,037	12.5%	42,762	10.5%	20,275	47.4%
Income taxes	20,418	4.0%	10,650	2.6%	9,768	91.7%

Net income	$42,619	8.5%	$32,112	7.9%	$10,507	32.7%

	Six Months Ended June 30,
	2006		2005		Change
(Dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$970,904	100.0%	$768,805	100.0%	$202,099	26.3%
Costs of goods sold	694,371	71.5%	556,576	72.4%	137,795	24.8%

Gross profit	276,533	28.5%	212,229	27.6%	64,304	30.3%
Selling, general and administrative expenses	160,107	16.5%	138,821	18.0%	21,286	15.3%
Rationalization charges	2,341	0.2%	1,250	0.2%	1,091	87.3%

Operating income	114,085	11.8%	72,158	9.4%	41,927	58.1%
Interest income	2,594	0.2%	1,660	0.2%	934	56.3%
Equity earnings in affiliates	2,524	0.2%	1,564	0.2%	960	61.4%
Other income	549	0.1%	1,466	0.2%	(917)	(62.6%)
Interest expense	(4,839)	(0.5%)	(3,868)	(0.5%)	(971)	25.1%

Income before income taxes	114,913	11.8%	72,980	9.5%	41,933	57.5%
Income taxes	35,545	3.6%	18,628	2.4%	16,917	90.8%

Net income	$79,368	8.2%	$54,352	7.1%	$25,016	46.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Sales. Net sales for the second quarter of 2006 increased 23.8% to $502,510 from $405,902 in the prior year quarter. The increase in net sales reflects a 16.5%, or $66,871 increase due to volume, a 3.5%, or $14,085 increase due to the acquisition of J.W. Harris, an increase of 2.2%, or $9,137 due to price increases, and a 1.6%, or $6,515 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 26.5% to $335,717 for 2006 compared to $265,359 in 2005. This increase reflects an increase of 17.2% or $45,575 due to volume, an increase of 4.9%, or $13,134 due to the acquisition of J.W. Harris, an increase of $8,117, or 3.1% due to price increases and a 1.3%, or $3,532 favorable impact of foreign currency exchange rates. European sales have increased 17.3% to $92,355 in 2006 from $78,735 in the prior year. This increase is due to a 12.9%, or $10,139 increase due to volume, an increase of 1.2%, or $943 due to the acquisition of J.W. Harris, and a 3.4% or $2,709 favorable impact of foreign currency exchange rates. Other Countries sales increased 20.4% to $74,438 in 2006 from $61,808 in the prior year. This increase reflects an increase of $11,157 or 18.1% due to volume and an increase of 1.9%, or $1,191 due to price increases.
Gross Profit. Gross profit increased 28.5% to $146,467 during the second quarter of 2006 compared to $113,951 in 2005. As a percentage of net sales, Gross profit increased to 29.1% in the second quarter of 2006 from 28.1% in 2005. This increase was principally driven by increased leverage on improved volume, partially offset by an increase in product liability defense costs of $2,339. In addition, foreign currency exchange rates had a favorable impact of $1,624 in the second quarter of 2006.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $11,517, or 16.0%, in the second quarter of 2006, compared with 2005. The increase was primarily due to higher bonus expense of $5,005, incremental selling, general and administrative expenses from the acquisition of J.W. Harris totaling $817, and higher selling expenses of $2,709 resulting from increased sales levels and related selling activity.
Rationalization Charges. In the second quarter of 2006, the Company recorded rationalization charges of $1,292 ($1,292 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $2,160 in the second quarter of 2006 from $1,030 in the second quarter of 2005 primarily due to increased earnings at the Company’s joint venture investment in Taiwan.
Income Taxes. Income taxes for the second quarter of 2006 were $20,418 on income before income taxes of $63,037, an effective rate of 32.4%, as compared with income taxes of $10,650 on income before income taxes of $42,762, or an effective rate of 24.9% for the same period in 2005. The effective rate for 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The increase in the effective tax rate from 2005 to 2006 is primarily because of an increase in earnings in higher tax rate jurisdictions. The effective income tax rate for the three months ended June 30, 2006 reflects an adjustment to bring the effective rate for the six months ended June 30, 2006 to the expected full year effective rate. The current quarter also includes a charge for recording a valuation allowance of $1,071 at a non-U.S. subsidiary. The second quarter of 2005 included an adjustment to state deferred income taxes totaling $1,807. The deferred tax adjustment reflected the impact of a one-time state income tax benefit related to changes in Ohio tax laws, including the effect of lower tax rates.

Net Income. Net income for the second quarter of 2006 was $42,619 compared to $32,112 last year. Diluted earnings per share for the second quarter of 2006 was $0.99 compared to $0.77 per share in 2005. Foreign currency exchange rate movements had a $511 and $740 favorable effect on 2006 and 2005 second quarter net income, respectively.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Sales. Net sales for the first half of 2006 increased 26.3% to $970,904 from $768,805 in the prior year period. The increase in net sales reflects a 16.8%, or $128,900 increase due to volume, a 6.4%, or $49,549 increase due to the acquisition of J.W. Harris, an increase of 2.8%, or $21,418 due to price increases, and a 0.3%, or $2,232 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 32% to $655,912 for 2006 compared to $496,877 in 2005. This increase reflects an increase of 18.2% or $90,526 due to volume, an increase of 9.4%, or $46,784 due to the acquisition of J.W. Harris, an increase of $16,281, or 3.3% due to price increases and a 1.1%, or $5,444 favorable impact of foreign currency exchange rates. European sales have increased 10.1% to $174,668 in 2006 from $158,656 in the prior year. This increase is due to a 10.7%, or $16,966 increase due to volume, an increase of 1.7%, or $2,743 due to the acquisition of J.W. Harris, and a 2.2% or $3,440 unfavorable impact of foreign currency exchange rates. Other Countries sales increased 23.9% to $140,324 in 2006 from $113,272 in the prior year. This increase reflects an increase of $21,408 or 18.9% due to volume, and an increase of 4.8%, or $5,394 due to price increases.
Gross Profit. Gross profit increased 30.3% to $276,533 during the first half of 2006 compared to $212,229 in 2005. As a percentage of net sales, Gross profit increased to 28.5% in the first half of 2006 from 27.6% in 2005. This increase was primarily due to favorable leverage on increased volumes. This increase was partially offset by a shift in sales mix to traditionally lower margin geographies and businesses, including the effects of acquisitions, as well as an increase in product liability defense costs of $4,078. Foreign currency exchange rates did not have a material impact in the first half of 2006.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $21,286, or 15.3%, in the first half of 2006, compared with 2005. The increase was primarily due to higher bonus expense of $11,081, incremental selling, general and administrative expenses from the acquisition of J.W. Harris totaling $3,352, and higher selling expenses of $3,497 resulting from increased sales levels and related selling activity.
Rationalization Charges. In the first half of 2006, the Company recorded rationalization charges of $2,341 ($2,341 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. During the first half of 2005, the Company recorded rationalization charges of $1,250 ($848 after-tax) primarily due to employee severance costs related to rationalization efforts in France.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $2,524 in the first half of 2006 from $1,564 in the first half of 2005 primarily due to increased earnings at the Company’s joint venture investment in Taiwan.
Interest Expense: Interest expense increased to $4,839 in the first half of 2006 from $3,868 in the comparable 2005 period as a result of higher interest rates.
Income Taxes. Income taxes for the first half of 2006 were $35,545 on income before income taxes of $114,913, an effective rate of 30.9%, as compared with income taxes of $18,628 on income before income taxes of $72,980, or an effective rate of 25.5% for the same period in 2005. The effective rate for 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The increase in the effective tax rate from 2005 to 2006 is primarily because of an increase in earnings in higher tax rate jurisdictions and the level of related tax deductions. The first half also includes a charge for recording a valuation allowance of $1,071 at a non-U.S. subsidiary. The first half of 2005 included an adjustment to state deferred income taxes totaling $1,807. The deferred tax adjustment reflected the impact of a one-time state income tax benefit related to changes in Ohio tax laws, including the effect of lower tax rates.
Net Income. Net income for the first half of 2006 was $79,368 compared to $54,352 last year. Diluted earnings per share for the first half of 2006 was $1.85 compared to $1.30 per share in 2005. Foreign currency exchange rate movements did not have a material effect on net income for 2006, and had a $1,381 favorable effect on net income in 2005.
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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005	Change
Cash provided by operating activities:	$57,330	$61,841	$(4,511)
Cash used by investing activities:	(31,715)	(40,793)	9,078
Capital expenditures	(32,261)	(21,435)	(10,826)
Sales of marketable securities, net	—	50,500	(50,500)
Acquisitions, net of cash acquired	(95)	(70,704)	70,609
Cash used by financing activities:	(11,551)	(31,206)	19,655
Amounts due banks, net	(7,138)	4,114	(11,252)
Payments on long-term borrowings	(1,449)	(14,993)	13,544
Tax benefit from the exercise of stock options	3,051	—	3,051
Purchase of shares for treasury	—	(12,804)	12,804
Cash dividends paid to shareholders	(16,077)	(14,985)	(1,092)
Increase (decrease) in Cash and cash equivalents	17,420	(12,435)	29,855
Cash and cash equivalents increased 16.1%, or $17,420, to $125,427 as of June 30, 2006, from $108,007 as of December 31, 2005. This compares to a $12,435 decrease in cash and cash equivalents during the same period in 2005.
Cash provided by operating activities decreased by $4,511 for the first half in 2006 compared to 2005. The decrease was primarily related to an increase in working capital levels when compared to the same period in 2005. Average working capital to sales was 31.3% at June 30, 2006 and December 31, 2005. Average days in accounts payable increased to 44.0 days at June 30, 2006 from 40.2 days at December 31, 2005. Days sales in inventory increased from 114.8 days at December 31, 2005 to 117.8 days at June 30, 2006. Accounts receivable days increased from 56.1 days at December 31, 2005 to 58.0 days at June 30, 2006.
Cash used by investing activities for the first half of 2006 compared to 2005 reflects a decrease in cash used in the acquisition of businesses and a net decrease in the proceeds from the sale of marketable securities of $50,500. In addition, capital expenditures during the first half of 2006 were $32,261, a $10,826 increase from 2005. The Company anticipates capital expenditures in 2006 of approximately $60,000 — $70,000. Anticipated capital expenditures reflect the acceleration of plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities decreased $19,655 in the first half of 2006 compared to 2005. The decrease was primarily due to a decrease in treasury share purchases of $12,804, an increase in the tax benefit from the exercise of stock options of $3,051, and less of a reduction in debt in 2006 of $3,532.
The Company’s debt levels decreased from $166,016 at December 31, 2005, to $157,055 at June 30, 2006. Debt to total capitalization decreased to 17.4% at June 30, 2006, from 20.3% at December 31, 2005.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,241,673 shares at a cost of $216,266 through June 30, 2006.
In April 2006, the Company paid a quarterly cash dividend of 19 cents per share, or $8,062 to shareholders of record on March 31, 2006.

Rationalization
In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company intends to transfer all manufacturing currently taking place at Harris Ireland to a lower cost facility in Eastern Europe and sell the facility in Ireland.
The Company expects to incur a charge of approximately $5,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. This charge does not reflect the impact of anticipated proceeds from the planned sale of the facility in Ireland. A total of 66 employees will be impacted by the Ireland Rationalization.
The Company has incurred a total of $2,852 (pre-tax) in charges related to this plan of which $2,341 (pre-tax) was incurred in the first half of 2006. Cash expenditures are expected to be paid throughout 2006 with the expected completion of the Ireland Rationalization occurring in the fourth quarter of 2006. As of June 30, 2006, the Company has recorded a liability of $2,948 for charges related to these efforts.
In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in the first half of 2005. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax). Costs not relating to employee severance primarily included warehouse relocation costs and professional fees.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-“EBITDA” ratios). As of June 30, 2006, the Company was in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $1,050 in the first half of 2006 and 2005 and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At June 30, 2006, $3,901 remains to be amortized of which $3,150 is included in the balance sheet caption “Long-term debt, less current portion” and $751 is included in the balance sheet caption “Current portion of long-term debt.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $1,335 during the first half of 2006.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps is included in the balance sheet caption “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at June 30, 2006 was $6,202.
Terminated swaps have increased the value of the Series A Notes from $40,000 to $40,751 as of June 30, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,533 and decreased the value of the Series C Notes from $80,000 to $76,415 as of June 30, 2006. The weighted-average effective rate on the Notes, net of the impact of active and terminated swaps, was 5.11% for the first half of 2006.
Stock-based compensation
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan (“EPI Plan”) which replaces the 1998 Stock Plan, as amended in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares. There were 230 and 500 options granted during the six months ended June 30, 2006 and 2005, respectively. There were no TARs, restricted shares or deferred shares granted during the six months ended June 30, 2006 and 2005.
In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors (“Director Plan”). The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
The Company issued 365,867 and 365,656 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2006 and 2005, respectively.
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
Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2006 and 2005 was $1,938 and $1,897, respectively. The related tax benefit for the six months ended June 30, 2006 and 2005 was $741 and $725, respectively.
As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options, restricted shares and deferred shares was $4,947, which is expected to be recognized over a weighted average period of approximately 27 months.
The aggregate intrinsic value of options outstanding at June 30, 2006, based on the Company’s closing stock price of $62.65 as of the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options been exercised on that date was $55,342. The aggregate intrinsic value of options exercisable at June 30, 2006, based on the Company’s closing stock price of $62.65 as of the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $36,267. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $9,073 and $3,939, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.
Product liability expense
Product liability expenses have been increasing, particularly with respect to the increased number of welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. These net expenditures increased $4,078 in the first half of 2006 compared to the same period in 2005. See Note K. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $6,250 at June 30, 2006. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 16, 2006. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during the six months ended June 30, 2006. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.
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

Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. At June 30, 2006, the Company had approximately $65,815 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2006, a valuation allowance of $18,349 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
The Company made voluntary contributions to its U.S. defined benefit plans of $31,500 in 2005. Based on current pension funding rules, the Company does not anticipate that contributions to the plans will be required in 2006. The Company has voluntarily contributed $15,000 for the six months ended June 30, 2006 and expects to contribute a total of $30,000 in 2006.
Pension expense relating to the Company’s defined benefit plans was $21,328 in 2005. The Company expects 2006 pension expense to decline by approximately $2,000.

In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of the U.S. company made an election to either remain in the company’s existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company does not expect a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $67,424 at June 30, 2006. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
At June 30, 2006, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 33,604 plaintiffs, which is a net decrease of 383 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 20,851 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts (2 of which were satisfied and 2 of which are subject to appeal) and 325 were decided in favor of the Company following summary judgment motions.
At June 30, 2006, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 7,189 plaintiffs, which is a net decrease of 1,581 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At June 30, 2006, cases involving 3,820 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed class actions seeking medical monitoring in eight state courts, seven of which have been removed to the MDL Court. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 7,590 of those claims were dismissed, 9 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial (subsequently, however, a motion for a new trial has been granted), and 12 were settled for immaterial amounts.
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
The risks and uncertainties described below and all of the other information in this report should be carefully considered. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.
If energy costs or the prices of our raw materials increase, our operating expenses could increase significantly.
In the normal course of business, we are exposed to market risk and price fluctuations related to the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. Since 2003, the price of the type of steel used to manufacture our products has increased significantly and has been subject to periodic shortages due to global economic factors, including increased demand for construction materials in developing nations such as China and India. Since 2003, and accelerating through the first half of 2006, we have also experienced substantial inflation in prices for other raw materials, including metals, chemicals and energy costs. Energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. Our results of operations may be harmed by shortages of supply and by increases in prices to the extent those increases can not be passed on to customers.
We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.
At June 30, 2006, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 7,189 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 33,604 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiff to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 7,590 of those claims were dismissed, 9 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial, and 12 were settled for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 20,851 of those claims were dismissed, 9 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 325 were decided in favor of us following summary judgment motions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (“Lincoln”) was held on April 28, 2006.

(b)	No response is required.

(c)	The following matters were voted upon by security holders:
(i)	Election of Directors. The shareholders voted in favor of electing the following persons as Directors of the Company:

		Abstentions/	Broker
For term ending in 2009	Votes For	Votes Against	Non-Votes
Harold L. Adams	37,389,619	211,807	—
Robert J. Knoll	37,480,117	121,309	—
John M. Stropki, Jr.	37,308,562	292,864	—

(ii)	Approval of the 2006 Equity and Performance Incentive Plan:

Votes For	30,914,894
Votes Against	2,079,989
Abstentions	391,877
Broker Non-Votes	—
(iii)	Approval of the 2006 Stock Plan for Non-Employee Directors:

Votes For	31,759,360
Votes Against	1,360,287
Abstentions	267,110
Broker Non-Votes	—
(iv)	Appointment of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young, LLP as independent auditors to examine the books of account and other records of the Company for the fiscal year ending December 31, 2006.

Votes For	37,433,593
Votes Against	65,080
Abstentions	102,751
Broker Non-Votes	—
(d)	Not applicable.
Item 5. Other Information
(a)	On July 20, 2006 the Board of Directors elected Stephen G. Hanks as a director of Lincoln to serve with a term expiring at the 2007 annual meeting of shareholders. Mr. Hanks is the President and Chief Executive Officer of Washington Group International Inc., a Nasdaq-traded company that provides integrated engineering, construction and management solutions for businesses and governments worldwide. Mr. Hanks will serve on Lincoln’s Compensation and Executive Development and Finance Committees of the Board.

A copy of the press release announcing the election of Mr. Hanks as a director of Lincoln is furnished as Exhibit 99.1 to this report and incorporated herein by reference.

(b)	None.
Item 6. Exhibits
(a) Exhibits
10.1	2006 Equity and Performance Incentive Plan (filed as Appendix B to the Company’s Proxy Statement filed with the Commission on March 28, 2006 and incorporated herein by reference).

10.2	2006 Stock Plan for Non-Employee Directors (filed as Appendix C to the Company’s Proxy Statement filed with the Commission on March 28, 2006 and incorporated herein by reference).

10.3	Agreement with Ranko Cucuz effective June 30, 2006 (see Item 1.01 of the Company’s Form 8-K filed with the Commission on July 3, 2006 and incorporated herein by reference).

31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated July 21, 2006 announcing the election of Stephen G. Hanks to Lincoln’s Board of Directors.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
/s/ Vincent K. Petrella
Vincent K. Petrella, Senior Vice President,
Chief Financial Officer and Treasurer (principal financial and accounting officer) July 25, 2006