Form 10-Q
period 2006-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2006-10-25
CIK 59527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of September 30, 2006 was 42,644,533.

PART I. FINANCIAL INFORMATION
      Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands of dollars, except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$495,137	$412,013	$1,466,041	$1,180,817
Cost of goods sold	353,800	300,821	1,048,171	857,397

Gross profit	141,337	111,192	417,870	323,420
Selling, general & administrative expenses	81,019	71,471	241,126	210,291
Rationalization charges	665	—	3,006	1,250

Operating income	59,653	39,721	173,738	111,879
Other income (expense):
Interest income	1,607	1,153	4,201	2,813
Equity earnings in affiliates	2,450	1,675	4,974	3,239
Other income	436	2,415	985	3,881
Interest expense	(2,504)	(2,114)	(7,343)	(5,982)

Total other income	1,989	3,129	2,817	3,951

Income before income taxes	61,642	42,850	176,555	115,830
Income taxes	17,787	4,662	53,332	23,289

Net income	$43,855	$38,188	$123,223	$92,541

Per share amounts:
Basic earnings per share	$1.03	$0.91	$2.90	$2.22

Diluted earnings per share	$1.02	$0.90	$2.87	$2.20

Cash dividends declared per share	$0.19	$0.18	$0.57	$0.54

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,911	$108,007
Accounts receivable (less allowance for doubtful accounts of $7,941 in 2006; $7,583 in 2005)	297,125	242,093
Inventories
Raw materials	101,962	80,047
In-process	51,452	33,707
Finished goods	183,491	161,991

	336,905	275,745
Deferred income taxes	9,793	9,069
Other current assets	50,197	41,720

TOTAL CURRENT ASSETS	839,931	676,634

PROPERTY, PLANT AND EQUIPMENT
Land	27,575	23,034
Buildings	213,043	196,639
Machinery and equipment	561,342	536,834

	801,960	756,507
Less: accumulated depreciation and amortization	437,967	415,974

	363,993	340,533

OTHER ASSETS
Prepaid pension costs	1,929	1,956
Equity investments in affiliates	45,454	39,673
Intangibles, net	41,637	39,232
Goodwill	25,981	25,596
Long-term investments	28,487	27,905
Other	8,206	9,632

	151,694	143,994

TOTAL ASSETS	$1,355,618	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of dollars, except share data)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$3,817	$7,143
Trade accounts payable	131,846	121,917
Accrued employee compensation and benefits	95,410	40,658
Accrued expenses	21,684	17,597
Accrued taxes, including income taxes	42,707	38,342
Accrued pensions, current	21,878	28,662
Dividends payable	8,095	8,014
Other current liabilities	25,753	30,289
Current portion of long-term debt	41,147	1,020

TOTAL CURRENT LIABILITIES	392,337	293,642

Long-term debt, less current portion	115,730	157,853
Accrued pensions	15,043	14,786
Deferred income taxes	20,857	17,752
Other long-term liabilities	27,916	24,834

SHAREHOLDERS’ EQUITY
Preferred Shares, without par value — at stated capital amount:
Authorized — 5,000,000 shares as of September 30, 2006 and December 31, 2005; Issued and Outstanding — none	—	—
Common shares, without par value — at stated capital amount:
Authorized — 120,000,000 shares as of September 30, 2006 and December 31, 2005; Issued — 49,290,717 shares as of September 30, 2006 and 49,282,306 shares as of December 31, 2005; Outstanding — 42,644,533 shares as of September 30, 2006 and 42,181,021 shares as of December 31, 2005	4,929	4,928
Additional paid-in capital	133,987	125,925
Retained earnings	863,708	764,748
Accumulated other comprehensive loss	(75,616)	(91,276)
Treasury shares, at cost — 6,646,184 shares as of September 30, 2006 and 7,101,285 shares as of December 31, 2005	(143,273)	(152,031)

TOTAL SHAREHOLDERS’ EQUITY	783,735	652,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,355,618	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands of dollars)
UNAUDITED

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$123,223	$92,541
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	3,006	1,250
Depreciation and amortization	35,817	32,107
Equity earnings of affiliates, net	(3,541)	(3,239)
Deferred income taxes	2,462	4,340
Stock-based compensation	3,038	2,532
Amortization of terminated interest rate swaps	(1,584)	(1,584)
Other non-cash items, net	1,835	(708)
Changes in operating assets and liabilities:
Increase in accounts receivable	(48,422)	(27,540)
Increase in inventories	(54,982)	(21,609)
Increase in other current assets	(6,139)	(3,727)
Increase in accounts payable	6,843	2,546
Increase in other current liabilities	54,495	39,385
Contributions to pension plans	(19,656)	(33,690)
Increase in accrued pensions	12,395	14,386
Net change in other long-term assets and liabilities	(3,699)	2,481

NET CASH PROVIDED BY OPERATING ACTIVITIES	105,091	99,471

INVESTING ACTIVITIES
Capital expenditures	(53,318)	(36,171)
Acquisitions of businesses, net of cash acquired	(502)	(73,563)
Proceeds from sale of fixed assets	859	3,816
Sales of marketable securities	—	65,500
Purchases of marketable securities	—	(15,000)

NET CASH USED BY INVESTING ACTIVITIES	(52,961)	(55,418)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,035	—
Payments on short-term borrowings	(1,058)	(516)
Amounts due banks, net	(4,499)	2,427
Payments on long-term borrowings	(1,561)	(15,203)
Proceeds from exercise of stock options	10,282	18,244
Tax benefit from the exercise of stock options	3,847	—
Purchase of shares for treasury	(126)	(12,804)
Cash dividends paid to shareholders	(24,178)	(22,470)

NET CASH USED BY FINANCING ACTIVITIES	(15,258)	(30,322)
Effect of exchange rate changes on cash and cash equivalents	1,032	(369)

INCREASE IN CASH AND CASH EQUIVALENTS	37,904	13,362
Cash and cash equivalents at beginning of year	108,007	92,819

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,911	$106,181

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands of dollars except share and per share data)
September 30, 2006
NOTE A – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Lincoln Electric Holdings, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
NOTE B – STOCK-BASED COMPENSATION
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan (“EPI Plan”) which replaces the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares.
In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors (“Director Plan”), which replaces the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
There were 6,230 and 500 options granted during the nine months ended September 30, 2006 and 2005, respectively. The Company issued 423,439 and 826,093 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2006 and 2005, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during the nine months ended September 30, 2006.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard did not have a material impact on the Company’s financial statements as the Company adopted fair value accounting under SFAS No. 123 on January 1, 2003.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine months ended September 30, 2006 and 2005 was $3,038 and $2,532, respectively. The related tax benefit for the nine months ended September 30, 2006 and 2005 was $1,161 and $969, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$38,188	$92,541
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	395	1,563
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(507)	(2,361)

Pro forma net income	$38,076	$91,743

Earnings per share:
Basic, as reported	$0.91	$2.22
Basic, pro forma	$0.91	$2.20
Diluted, as reported	$0.90	$2.20
Diluted, pro forma	$0.90	$2.18
Weighted-average number of shares outstanding (in thousands):
Basic	41,932	41,695
Diluted	42,336	42,103
As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $4,027, which is expected to be recognized over a weighted average period of approximately 27 months.
The following table summarizes nonvested stock options, tandem appreciation rights (“TARs”), restricted and deferred shares for the nine months ended September 30, 2006:

	Nine Months Ended
	September 30, 2006
	Number of
	Options, TARs,	Weighted-
	Restricted and	Average Grant
	Deferred Shares	Date Fair Value
Balance at beginning of year	746,549	$10.59
Granted	6,230	$15.96
Vested	(55,391)	$11.17
Forfeited	(900)	$9.57

Balance at end of period	696,488	$10.60

The aggregate intrinsic value of options outstanding at September 30, 2006, based on the Company’s closing stock price of $54.45 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date was $39,915. The aggregate intrinsic value of options exercisable at September 30, 2006, based on the Company’s closing stock price of $54.45 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $26,760. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $10,976 and $9,767, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Prior to the adoption of SFAS 123(R) the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount was $3,847 for the nine months ended September 30, 2006 and is shown as “Tax benefit from the exercise of stock options” in the consolidated statement of cash flows.
NOTE C – GOODWILL AND INTANGIBLE ASSETS
There were no impairments of goodwill during the first nine months of 2006. Goodwill totaled $25,981 and $25,596 at September 30, 2006 and December 31, 2005, respectively. Goodwill by segment at September 30, 2006 was $9,305 for North America, $4,858 for Europe and $11,818 for Other countries.
Gross intangible assets other than goodwill as of September 30, 2006 and December 31, 2005 were $57,512 and $52,814, respectively, and included accumulated amortization of $15,875 and $13,582, respectively. Aggregate amortization expense was $772 and $283 for the nine months ended September 30, 2006 and 2005, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $10,611 at September 30, 2006 and $9,977 at December 31, 2005.
NOTE D – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$43,855	$38,188	$123,223	$92,541
Denominator:
Denominator for basic earnings per share — Weighted-average shares outstanding	42,608	41,932	42,468	41,695
Effect of dilutive securities — Employee stock options	511	404	492	408

Denominator for diluted earnings per share — Adjusted weighted-average shares outstanding	43,119	42,336	42,960	42,103

Basic earnings per share	$1.03	$0.91	$2.90	$2.22

Diluted earnings per share	$1.02	$0.90	$2.87	$2.20

NOTE E – COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$43,855	$38,188	$123,223	$92,541
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges, net of tax	177	(77)	830	(673)
Currency translation adjustment	1,069	3,787	14,830	(14,662)

Comprehensive income	$45,101	$41,898	$138,883	$77,206

NOTE F – INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim

LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $69,651 at September 30, 2006 and $62,900 at December 31, 2005.
NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at September 30, 2006 and 2005 include accruals for year-end bonuses and related payroll taxes of $66,956 and $48,097, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from September 30, 2005 to September 30, 2006 is due to the increase in profitability of the Company.
NOTE H – SEGMENT INFORMATION

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended September 30, 2006:
Net sales to unaffiliated customers	$330,387	$89,482	$75,268	$—	$495,137
Inter-segment sales	22,392	5,501	3,773	(31,666)	—

Total	$352,779	$94,983	$79,041	$(31,666)	$495,137

Income before interest and income taxes	$46,541	$10,723	$7,516	$(2,241)	$62,539
Interest income					1,607
Interest expense					(2,504)

Income before income taxes					$61,642

Three months ended September 30, 2005:
Net sales to unaffiliated customers	$276,844	$72,275	$62,894	$—	$412,013
Inter-segment sales	13,636	5,604	3,777	(23,017)	—

Total	$290,480	$77,879	$66,671	$(23,017)	$412,013

Income before interest and income taxes	$33,798	$4,704	$5,374	$(65)	$43,811
Interest income					1,153
Interest expense					(2,114)

Income before income taxes					$42,850

Nine months ended September 30, 2006:
Net sales to unaffiliated customers	$986,299	$264,150	$215,592	$—	$1,466,041
Inter-segment sales	68,590	18,485	11,473	(98,548)	—

Total	$1,054,889	$282,635	$227,065	$(98,548)	$1,466,041

Income before interest and income taxes	$132,985	$28,531	$20,172	$(1,991)	$179,697
Interest income					4,201
Interest expense					(7,343)

Income before income taxes					$176,555

Total assets	$912,679	$312,578	$262,360	$(131,999)	$1,355,618

Nine months ended September 30, 2005:
Net sales to unaffiliated customers	$773,720	$230,932	$176,165	$—	$1,180,817
Inter-segment sales	42,002	17,712	9,504	(69,218)	—

Total	$815,722	$248,644	$185,669	$(69,218)	$1,180,817

Income before interest and income taxes	$86,895	$18,306	$13,647	$151	$118,999
Interest income					2,813
Interest expense					(5,982)

Income before income taxes					$115,830

Total assets	$767,602	$259,266	$221,346	$(95,695)	$1,152,519

The Europe segment includes rationalization charges of $665 for the three months ended September 30, 2006 and $3,006 and $1,250 for the nine months ended September 30, 2006 and 2005, respectively.
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
The Company has incurred a total of $3,517 (pre-tax) in charges related to this plan of which $3,006 (pre-tax) was incurred in the first nine months of 2006. Cash expenditures are expected to be paid through 2007 with the expected completion of the Ireland Rationalization occurring in the first quarter of 2007. As of September 30, 2006, the Company has recorded a liability of $3,249 for charges related to these efforts.
In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in the first nine months of 2005. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax). Costs not relating to employee severance primarily included warehouse relocation costs and professional fees.
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
The Company has provided a guarantee on loans for an unconsolidated joint venture of $8,000 at September 30, 2006. The guarantee is provided on three separate loan agreements. One loan with a principal balance of $2,000 matures at the end of October 2006 and will be extended. The second loan in the amount of $2,000 matures in May 2007. A third loan in the amount of $4,000 matures in October 2010. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. The accrual for product warranty claims is included in Other current liabilities. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$8,627	$7,478	$7,728	$6,800
Charged to costs and expenses	2,106	1,720	7,097	6,246
Deductions	(1,889)	(1,256)	(5,981)	(5,104)

Balance at end of period	$8,844	$7,942	$8,844	$7,942

Warranty expense was 0.4% of sales for the three months ended September 30, 2006 and 2005, respectively. Warranty expense was 0.5% of sales for the nine months ended September 30, 2006 and 2005, respectively.
NOTE M – DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to- “EBITDA” ratios). As of September 30, 2006, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $1,584 in the first nine months of 2006 and 2005, and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At September 30, 2006, $3,367 remains to be amortized of which $2,909 is included in the balance sheet caption “Long-term debt, less current portion” and $458 is included in the balance sheet caption “Current portion of long-term debt.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $2,317 during the first nine months of 2006.
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

The fair value of these swaps is included in the balance sheet caption “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at September 30, 2006 was $3,538.
Terminated swaps have increased the value of the Series A Notes from $40,000 to $40,458 as of September 30, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,805 and decreased the value of the Series C Notes from $80,000 to $78,566 as of September 30, 2006. The weighted-average effective rate on the Notes, net of the impact of active and terminated swaps, was 5.2% for the first nine months of 2006.
NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations of its defined benefit plans as of its fiscal year-end balance sheet date and will adopt the remaining provisions of SFAS No. 158 as required. The Company is currently evaluating the impact of SFAS No. 158 on its financial statements.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 as required. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company will adopt SAB 108 as required.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
NOTE O – RETIREMENT ANNUITY PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost — benefits earned during the period	$4,267	$4,341	$13,947	$13,198
Interest cost on projected benefit obligation	9,474	9,290	28,471	27,343
Expected return on plan assets	(12,586)	(11,771)	(37,737)	(35,374)
Amortization of prior service cost	2	761	565	2,110
Amortization of net loss	2,819	2,846	8,079	6,739
Termination benefits	—	—	—	177
Settlement losses	—	2,138	—	2,138

Net pension cost of defined benefit plans	$3,976	$7,605	$13,325	$16,331

The Company terminated one of its European pension plans and incurred a settlement loss of $2,138.
The Company expects to voluntarily contribute $30,000 to its U.S. pension plans during 2006. As of September 30, 2006, $17,500 has been contributed.
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
NOTE P — INCOME TAXES
The effective income tax rates of 30.2% and 20.1% for the nine months ended September 30, 2006 and 2005, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The effective income tax rate for the nine months ended September 30, 2005 included favorable tax benefits of $7,201 related to the resolution of prior years’ tax liabilities and an adjustment to state deferred income taxes totaling $1,807. The deferred tax adjustment reflected the impact of a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates. The anticipated effective rate for 2006 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

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

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all facilities worldwide. In addition, the Company is ISO 14001 certified at most significant manufacturing facilities in the United States and is working to gain certification at its remaining United States facilities, as well as the remainder of its facilities worldwide.
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
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three Months Ended September 30,
	2006		2005		Change
(Dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$495,137	100.0%	$412,013	100.0%	$83,124	20.2%
Costs of goods sold	353,800	71.5%	300,821	73.0%	52,979	17.6%

Gross profit	141,337	28.5%	111,192	27.0%	30,145	27.1%
Selling, general and administrative expenses	81,019	16.4%	71,471	17.4%	9,548	13.4%
Rationalization charges	665	0.1%	—	—	665	N/A

Operating income	59,653	12.0%	39,721	9.6%	19,932	50.2%
Interest income	1,607	0.3%	1,153	0.3%	454	39.4%
Equity earnings in affiliates	2,450	0.5%	1,675	0.4%	775	46.3%
Other income	436	0.1%	2,415	0.6%	(1,979)	(81.9%)
Interest expense	(2,504)	(0.5%)	(2,114)	(0.5%)	(390)	(18.4%)

Income before income taxes	61,642	12.4%	42,850	10.4%	18,792	43.9%
Income taxes	17,787	3.5%	4,662	1.1%	13,125	281.5%

Net income	$43,855	8.9%	$38,188	9.3%	$5,667	14.8%

	Nine Months Ended September 30,
	2006		2005		Change
(Dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,466,041	100.0%	$1,180,817	100.0%	$285,224	24.2%
Costs of goods sold	1,048,171	71.5%	857,397	72.6%	190,774	22.3%

Gross profit	417,870	28.5%	323,420	27.4%	94,450	29.2%
Selling, general and administrative expenses	241,126	16.4%	210,291	17.8%	30,835	14.7%
Rationalization charges	3,006	0.2%	1,250	0.1%	1,756	140.5%

Operating income	173,738	11.9%	111,879	9.5%	61,859	55.3%
Interest income	4,201	0.3%	2,813	0.2%	1,388	49.3%
Equity earnings in affiliates	4,974	0.3%	3,239	0.3%	1,735	53.6%
Other income	985	0.0%	3,881	0.3%	(2,896)	(74.6%)
Interest expense	(7,343)	(0.5%)	(5,982)	(0.5%)	(1,361)	(22.8%)

Income before income taxes	176,555	12.0%	115,830	9.8%	60,725	52.4%
Income taxes	53,332	3.6%	23,289	2.0%	30,043	129.0%

Net income	$123,223	8.4%	$92,541	7.8%	$30,682	33.2%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Sales. Net sales for the third quarter of 2006 increased 20.2% to $495,137 from $412,013 in the prior year quarter. The increase in net sales reflects a 15.3%, or $62,876 increase due to volume, an increase of 3.2%, or $13,322 due to price increases, and a 1.7%, or $6,926 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 19.3% to $330,387 for 2006 compared to $276,844 in 2005. This increase reflects an increase of 15.6% or $43,154 due to volume, an increase of $8,689, or 3.1% due to price increases and a 0.6%, or $1,700 favorable impact of foreign currency exchange rates. European sales have increased 23.8% to $89,482 in 2006 from $72,275 in the prior year. This increase is due to a 17.9%, or $12,958 increase due to volume, and a 6.5% or $4,676 favorable impact of foreign currency exchange rates. Other Countries sales increased 19.7% to $75,268 in 2006 from $62,894 in the prior year. This increase reflects an increase of $6,764 or 10.8% due to volume and an increase of 8.0%, or $5,060 due to price increases.
Gross Profit. Gross profit increased 27.1% to $141,337 during the third quarter of 2006 compared to $111,192 in 2005. As a percentage of net sales, Gross profit increased to 28.5% in the third quarter of 2006 from 27.0% in 2005. This increase was principally driven by increased leverage on improved volume, partially offset by an increase in product liability defense costs of $1,069. In addition, foreign currency exchange rates had a favorable impact of $1,691 in the third quarter of 2006.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $9,548, or 13.4%, in the third quarter of 2006, compared with 2005. The increase was primarily due to higher bonus expense of $6,259 and a $933 unfavorable impact of foreign currency exchange rate movement.
Rationalization Charges. In the third quarter of 2006, the Company recorded rationalization charges of $665 ($665 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $2,450 in the third quarter of 2006 from $1,675 in the third quarter of 2005 primarily due to increased earnings at the Company’s joint venture investment in Turkey.
Other Income. Other income decreased $1,979 to $436 in the third quarter of 2006 from $2,415 in the third quarter of 2005. The decrease was primarily due to the favorable settlement of legal disputes in 2005 totaling $1,418.
Income Taxes. Income taxes for the third quarter of 2006 were $17,787 on income before income taxes of $61,642, an effective rate of 28.9%, as compared with income taxes of $4,662 on income before income taxes of $42,850, or an effective rate of 10.9% for the same period in 2005. The effective rate for 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The increase in the effective tax rate from 2005 to 2006 is primarily because of an increase in earnings in higher tax rate jurisdictions and a favorable tax benefit in 2005 of $7,201 relating to the resolution of prior years’ tax liabilities.

Net Income. Net income for the third quarter of 2006 was $43,855 compared to $38,188 last year. Diluted earnings per share for the third quarter of 2006 was $1.02 compared to $0.90 per share in 2005. Foreign currency exchange rate movements did not have a material impact on 2006 and 2005 third quarter net income.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Sales. Net sales for the first nine months of 2006 increased 24.2% to $1,466,041 from $1,180,817 in the prior year period. The increase in net sales reflects a 16.3%, or $191,775 increase due to volume, a 4.2%, or $49,549 increase due to the acquisition of J.W. Harris, an increase of 2.9%, or $34,740 due to price increases, and a 0.8%, or $9,160 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 27.4% to $986,299 for 2006 compared to $773,720 in 2005. This increase reflects an increase of 17.3% or $133,680 due to volume, an increase of 6.0%, or $46,784 due to the acquisition of J.W. Harris, an increase of $24,970, or 3.2% due to price increases and a 0.9%, or $7,145 favorable impact of foreign currency exchange rates. European sales have increased 14.4% to $264,150 in 2006 from $230,932 in the prior year. This increase is due to a 13.0%, or $29,923 increase due to volume, an increase of 1.2%, or $2,743 due to the acquisition of J.W. Harris, and a 0.5% or $1,236 favorable impact of foreign currency exchange rates. Other Countries sales increased 22.4% to $215,592 in 2006 from $176,165 in the prior year. This increase reflects an increase of $28,172 or 16.0% due to volume, and an increase of 5.9%, or $10,454 due to price increases.
Gross Profit. Gross profit increased 29.2% to $417,870 during the first nine months of 2006 compared to $323,420 in 2005. As a percentage of net sales, Gross profit increased to 28.5% in the first nine months of 2006 from 27.4% in 2005. This increase was primarily due to favorable leverage on increased volumes. In addition, foreign currency exchange rates had a $1,711 favorable impact in the first nine months of 2006. This increase was partially offset by a shift in sales mix to traditionally lower margin geographies and businesses, including the effects of acquisitions, as well as an increase in product liability defense costs of $5,147.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $30,835, or 14.7%, in the first nine months of 2006, compared with 2005. The increase was primarily due to higher bonus expense of $17,172, incremental selling, general and administrative expenses from the acquisition of J.W. Harris totaling $3,352, and higher selling expenses of $3,655 resulting from increased sales levels.
Rationalization Charges. In the first nine months of 2006, the Company recorded rationalization charges of $3,006 ($3,006 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. During the first nine months of 2005, the Company recorded rationalization charges of $1,250 ($848 after-tax) primarily due to employee severance costs related to rationalization efforts in France.
Interest Income. Interest income increased to $4,201 in the nine months ending September 30, 2006 from $2,813 in the comparable 2005 period. The increase was due to an increase in interest rates and higher cash balances in 2006 when compared to 2005.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $4,974 in the first nine months of 2006 from $3,239 in the first nine months of 2005 primarily due to increased earnings at the Company’s joint venture investment in Turkey.
Other Income. Other income decreased $2,896 to $985 in the nine months ending September 2006 from $3,881 in the nine months ending September 2005. The decrease was primarily due to the favorable settlement of legal disputes in 2005 totaling $1,418.
Interest Expense. Interest expense increased to $7,343 in the first nine months of 2006 from $5,982 in the comparable 2005 period as a result of higher interest rates.
Income Taxes. Income taxes for the first nine months of 2006 were $53,332 on income before income taxes of $176,555, an effective rate of 30.2%, as compared with income taxes of $23,289 on income before income taxes of $115,830, or an effective rate of 20.1% for the same period in 2005. The effective rate for 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The increase in the effective tax rate from 2005 to 2006 is primarily because of an increase in earnings in higher tax rate jurisdictions and the level of related tax deductions. The nine month 2005 period included favorable tax benefits of $7,201 related to the resolution of prior years’ tax liabilities and an adjustment to state deferred income taxes totaling $1,807. The deferred tax adjustment reflected the impact of a one-time state income tax benefit related to changes in Ohio tax laws, including the effect of lower tax rates.
Net Income. Net income for the first nine months of 2006 was $123,223 compared to $92,541 last year. Diluted earnings per share for the first nine months of 2006 was $2.87 compared to $2.20 per share in 2005. Foreign currency exchange rate movements had a $689 and $1,942 favorable effect on net income for 2006 and 2005, respectively.

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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	Change
Cash provided by operating activities:	$105,091	$99,471	$5,620
Cash used by investing activities:	(52,961)	(55,418)	2,457
Capital expenditures	(53,318)	(36,171)	(17,147)
Sales of marketable securities, net	—	50,500	(50,500)
Acquisitions of businesses, net of cash acquired	(502)	(73,563)	73,601
Cash used by financing activities:	(15,258)	(30,322)	15,064
Amounts due banks, net	(4,499)	2,427	(6,926)
Payments on long-term borrowings	(1,561)	(15,203)	13,642
Proceeds from exercise of stock options	10,282	18,244	(7,962)
Tax benefit from exercise of stock options	3,847	—	3,847
Purchase of shares for treasury	(126)	(12,804)	12,678
Cash dividends paid to shareholders	(24,178)	(22,470)	(1,708)
Increase in Cash and cash equivalents	37,904	13,362	24,542
Cash and cash equivalents increased 35.1%, or $37,904, to $145,911 as of September 30, 2006, from $108,007 as of December 31, 2005. This compares to a $13,362 increase in cash and cash equivalents during the same period in 2005.
Cash provided by operating activities increased by $5,620 for the first nine months in 2006 compared to 2005. The increase was primarily related to an increase in net income partially offset by an increase in working capital levels when compared to the same period in 2005. Average working capital to sales was 26.6% at September 30, 2006 compared to 24.7% at December 31, 2005. Average days in accounts payable decreased to 37.8 days at September 30, 2006 from 40.2 days at December 31, 2005. Days sales in inventory increased from 114.8 days at December 31, 2005 to 119.4 days at September 30, 2006. Accounts receivable days increased from 56.1 days at December 31, 2005 to 58.2 days at September 30, 2006.
Cash used by investing activities for the first nine months of 2006 compared to 2005 reflects a decrease in cash used in the acquisition of businesses and a net decrease in the proceeds from the sale of marketable securities of $50,500. In addition, capital expenditures during the first nine months of 2006 were $53,318, a $17,147 increase from 2005. The Company anticipates capital expenditures in 2006 of approximately $65,000 — $70,000. Anticipated capital expenditures reflect the acceleration of plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to either increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities decreased $15,064 in the first nine months of 2006 compared to 2005. The decrease was primarily due to a decrease in treasury share purchases of $12,678, less of a reduction in debt in 2006 of $8,209 and tax benefits from the exercise of stock options of $3,847. This decrease was partially offset by a decrease in proceeds received from stock option exercises of $7,962.
The Company’s debt levels decreased from $166,016 at December 31, 2005, to $160,694 at September 30, 2006. Debt to total capitalization decreased to 17.0% at September 30, 2006, from 20.3% at December 31, 2005.

The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,243,988 shares at a cost of $216,392 through September 30, 2006.
In July 2006, the Company paid a quarterly cash dividend of 19 cents per share, or $8,084 to shareholders of record on June 30, 2006.
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
The Company has incurred a total of $3,517 (pre-tax) in charges related to this plan of which $3,006 (pre-tax) was incurred in the first nine months of 2006. Cash expenditures are expected to be paid through 2007 with the expected completion of the Ireland Rationalization occurring in the first quarter of 2007. As of September 30, 2006, the Company has recorded a liability of $3,249 for charges related to these efforts.
In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in the first nine months of 2005. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax). Costs not relating to employee severance primarily included warehouse relocation costs and professional fees.
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
The Company continues to expand globally and periodically looks at transactions that would involve significant investments. The Company’s operational cash flow can fund the global expansion plans, but a significant acquisition may require access to capital markets, in particular, the public and/or private bond market, as well as the syndicated bank loan market. The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the U.S., and then lends funds to the specific subsidiary that requires funding. If additional acquisitions providing appropriate financial benefits become available, additional expenditures may be made.
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to- “EBITDA” ratios). As of September 30, 2006, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes follow (in thousands):

	Amount Due	Matures	Interest Rate
Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $1,584 in the first nine months of 2006 and 2005, and is expected to reduce annual interest expense by $2,117 in 2006 and $1,121 in 2007. At September 30, 2006, $3,367 remains to be amortized of which $2,909 is included in the balance sheet caption “Long-term debt, less current portion” and $458 is included in the balance sheet caption “Current portion of long-term debt.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned approximately $2,317 during the first nine months of 2006.
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the outstanding Notes from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense. The fair value of these swaps is included in the balance sheet caption “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at September 30, 2006 was $3,538.
Terminated swaps have increased the value of the Series A Notes from $40,000 to $40,458 as of September 30, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,805 and decreased the value of the Series C Notes from $80,000 to $78,566 as of September 30, 2006. The weighted-average effective rate on the Notes, net of the impact of active and terminated swaps, was 5.2% for the first nine months of 2006.
Stock-based compensation
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan (“EPI Plan”) which replaces the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares.
In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors (“Director Plan”), which replaces the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
There were 6,230 and 500 options granted during the nine months ended September 30, 2006 and 2005, respectively. The Company issued 423,439 and 826,093 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2006 and 2005, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during the nine months ended September 30, 2006.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard did not have a material impact on the Company’s financial statements as the Company adopted fair value accounting under SFAS No. 123 on January 1, 2003.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine months ended September 30, 2006 and 2005 was $3,038 and $2,532, respectively. The related tax benefit for the nine months ended September 30, 2006 and 2005 was $1,161 and $969, respectively.
As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $4,027, which is expected to be recognized over a weighted average period of approximately 27 months.
The aggregate intrinsic value of options outstanding at September 30, 2006, based on the Company’s closing stock price of $54.45 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date was $39,915. The aggregate intrinsic value of options exercisable at September 30, 2006, based on the Company’s closing stock price of $54.45 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $26,760. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $10,976 and $9,767, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.
Product liability expense
Product liability expenses have been increasing, particularly with respect to welding fume claims, as more cases proceed to trial. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. These net expenditures increased $5,147 in the first nine months of 2006 compared to the same period in 2005. See Note K. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of $8,000 at September 30, 2006. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company currently measures plan assets and benefit obligations of its defined benefit plans as of its fiscal year-end balance sheet date and will adopt the remaining provisions of SFAS No. 158 as required. The Company is currently evaluating the impact of SFAS No. 158 on its financial statements.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 as required. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company will adopt SAB 108 as required.
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during the nine months ended September 30, 2006. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.
Legal And Tax Contingencies
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, will vary greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note K to the Consolidated Financial Statements and the Legal Proceedings section of this Quarterly Report on Form 10-Q for further discussion of legal contingencies.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. At September 30, 2006, the Company had approximately $63,898 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2006, a valuation allowance of $18,349 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
The Company made voluntary contributions to its U.S. defined benefit plans of $31,500 in 2005. Based on current pension funding rules, the Company does not anticipate that contributions to the plans will be required in 2006. The Company has voluntarily contributed $17,500 for the nine months ended September 30, 2006 and expects to contribute a total of $30,000 in 2006.
Pension expense relating to the Company’s defined benefit plans was $21,328 in 2005. The Company expects 2006 pension expense to decline by approximately $4,000.
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
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $69,651 at September 30, 2006. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
At September 30, 2006, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 33,591 plaintiffs, which is a net decrease of 13 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 21,330 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts (2 of which were satisfied and 2 of which are subject to appeal) and 346 were decided in favor of the Company following summary judgment motions.
At September 30, 2006, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 6,472 plaintiffs, which is a net decrease of 717 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At September 30, 2006, cases involving 3,190 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed class actions seeking medical monitoring in eight state courts, seven of which have been removed to the MDL Court. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 8,507 of those claims were dismissed, 10 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial (subsequently, however, a motion for a new trial has been granted), and 12 were settled for immaterial amounts.
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
In the normal course of business, we are exposed to market risk and price fluctuations related to the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. Since 2003, the price of the type of steel used to manufacture our products has increased significantly and has been subject to periodic shortages due to global economic factors, including increased demand for construction materials in developing nations such as China and India. Since 2003, and accelerating through the first nine months of 2006, we have also experienced substantial inflation in prices for other raw materials, including metals, chemicals and energy costs. Energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. Our results of operations may be harmed by shortages of supply and by increases in prices to the extent those increases can not be passed on to customers.
We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.
At September 30, 2006, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 6,472 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 33,591 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiff to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 8,507 of those claims were dismissed, 10 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial, and 12 were settled for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 21,330 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 346 were decided in favor of us following summary judgment motions.

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
Our long-term strategy is to increase our share in growing international markets, particularly Asia (with emphasis in China and India), Latin America, Eastern Europe and other developing markets. In recent years, we have expanded our operations abroad by gaining a manufacturing presence in Poland, Venezuela, Colombia and China. There are a number of risks in doing business abroad, which may impede our ability to achieve our strategic objectives relating to our foreign operations. Many developing countries, like Venezuela, have a significant degree of political and economic uncertainty that may impede our ability to implement and achieve our foreign growth objectives. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares That May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
September 1 through September 30, 2006	2,315	$54.52	—	—
The above acquisition consists of the surrender of 2,315 shares of the Company’s common shares to satisfy minimum income tax withholding requirements related to the vesting of 8,411 deferred shares granted pursuant to the Company’s 1998 Stock Plan.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders — None.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits
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
Chief Financial Officer and Treasurer (principal financial and accounting officer) October 25, 2006