Form 10-K
period 2006-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2007-02-22
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006          Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1860551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117

(Address of Principal Executive Offices)	(Zip Code)

(216) 481-8100
(Registrants’ Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC

(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common shares held by non-affiliates as of June 30, 2006 was $2,507,448,280 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of December 31, 2006 was 42,806,429.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed on or about March 30, 2007 with respect to the registrant’s 2007 Annual Meeting of Shareholders.

PART I

Item 1.	Business

General

As used in Item 1 of this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., the publicly-held parent of The Lincoln Electric Company, and other Lincoln Electric Holdings, Inc. subsidiaries. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. During 1998, The Lincoln Electric Company reorganized into a holding company structure, and Lincoln Electric Holdings, Inc. became the publicly-held parent of Lincoln Electric subsidiaries worldwide, including The Lincoln Electric Company.

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

The Company has wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, United Kingdom, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. See Note J to the consolidated financial statements with respect to segment and geographic area information. Nearly all of the above facilities are ISO 9001 certified.

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

The Company’s major end user markets include:

•	general metal fabrication,

•	infrastructure including oil and gas pipelines and platforms, buildings, bridges and power generation,

•	transportation and defense industries (automotive, trucks, rail, ships and aerospace),

•	equipment manufacturers in construction, farming and mining,

•	retail resellers, and

•	rental market.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company’s business is not seasonal.

Competition

Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world’s largest manufacturer of consumables and equipment in a field of three or four major competitors and numerous smaller competitors. The Company continues to pursue appropriate strategies to heighten its competitiveness in domestic and international markets, which includes positioning low cost manufacturing facilities in most geographical markets. Competition in the arc welding and cutting industry is on the basis of brand preference, product quality, price, performance, warranty, delivery, service and technical support. The Company believes its performance against these factors has contributed to the Company’s position as the leader in the industry.

Virtually all of the Company’s products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the marketplace because of its highly trained technical sales force and the support of its welding research and development staff, which allow it to assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users through which the Company guarantees that the user will achieve cost savings in its manufacturing process when it utilizes the Company’s products. This allows the Company to introduce its products to new users and to establish and maintain close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company’s products, is an important element of the Company’s market success and a valuable asset of the Company.

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

Employees

The number of persons employed by the Company worldwide at December 31, 2006 was 8,430. See Item 10 of Part III for information regarding the Company’s executive officers, which is incorporated herein by reference.

Website Access

The Company’s internet address is www.lincolnelectric.com. The Company makes available free of charge on its website at www.lincolnelectric.com its annual, quarterly and current reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company also posts its Code of Corporate Conduct and Ethics on its website. However, the information found on the Company’s website is not part of this or any other report.

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

At December 31, 2006, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 6,458 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,417 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiff to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 8,613 of those claims were dismissed, 14 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial, and 12 were settled for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 23,635 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 391 were decided in favor of us following summary judgment motions.

Defense costs have been increasing. The long-term impact of the manganese and asbestos loss contingencies, in each case in the aggregate, on operating cash flows and capital markets is difficult to assess, particularly since claims are in many different stages of development and we benefit significantly from cost-sharing with co-defendants and insurance carriers. While we intend to contest these lawsuits vigorously, and have applicable insurance relating to these claims, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese and asbestos, including the future impact of changing cost sharing arrangements or a change in our overall trial experience.

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

We operate in a highly competitive global environment and compete in each of our businesses with other broad line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, results and prospects could suffer.

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

Our long-term strategy is to continue to increase our share in growing international markets, particularly Asia (with emphasis in China and India), Latin America, Eastern Europe and other developing markets. There are a number of risks in doing business abroad, which may impede our ability to achieve our strategic objectives relating to our foreign operations. Many developing countries, like Venezuela, have a significant degree of political and economic uncertainty that may impede our ability to implement and achieve our foreign growth objectives. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive.

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

Further, third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that those claims are without merit, defending those claims and contesting the validity of patents can be time-consuming and costly. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products.

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

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 232 acres, of which present manufacturing facilities comprise an area of approximately 2,831,000 square feet.

In addition to the principal facilities in the Cleveland, Ohio area, the Company operates four other manufacturing locations in the United States and 30 manufacturing locations (including joint ventures) in 18 foreign countries, the locations of which are as follows:

United States:	Mason, Ohio; Cranston, Rhode Island; Gainesville, Georgia; Santa Fe Springs, California.
Australia:	Sydney.
Brazil:	Sao Paulo.
Canada:	Toronto; Mississauga.
Colombia:	Bogota.
United Kingdom:	Sheffield; Chertsey
France:	Grand-Quevilly.
Germany:	Essen.
Indonesia:	Cikarang.
Ireland:	Rathnew.
Italy:	Bologna; Genoa; Corsalone.
Mexico:	Mexico City; Torreon; Culiacan.
Netherlands:	Nijmegen.
People’s Republic of China:	Shanghai; Jining, Inner Mongolia; Jinzhou; Jiangyin; Nanjing.
Poland:	Bielawa.
Spain:	Barcelona.
Taiwan:	Tainan.
Turkey:	Istanbul.
Venezuela:	Maracay.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned outright by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note M to the consolidated financial statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2006, $3.2 million of indebtedness was secured by property, plant and equipment with a book value of $4.7 million.

Item 3.	Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2006, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,417 plaintiffs, which is a net decrease of 2,174 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 23,635 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts (2 of which were satisfied and 2 of which are subject to appeal) and 391 were decided in favor of the Company following summary judgment motions.

At December 31, 2006, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 6,458 plaintiffs, which is a net decrease of 14 claims from those previously reported. However, in January 2007, motions to dismiss by 1,043 claimants were filed in federal court, reducing pending claims to 5,415 plaintiffs. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At December 31, 2006, cases involving 3,074 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). In January 2007, as noted above, motions to dismiss 1,043 of these claims were filed, reducing MDL claimants to 2,031. Plaintiffs have also filed class actions seeking medical monitoring in eight state courts, seven of which have been removed to the MDL Court. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 8,613 of those claims were dismissed, 14 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial (subsequently, however, a motion for a new trial has been granted), and 12 were settled for immaterial amounts.

On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that 8 patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on The NASDAQ Stock Market under the symbol “LECO.” The number of record holders of common shares at December 31, 2006 was 1,937.

The total amount of dividends paid in 2006 was $32,274,651. For 2006, dividends were paid quarterly on January 15, April 15, July 15 and October 13.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2006			2005
			Dividends			Dividends
	High	Low	Declared	High	Low	Declared

March 31	$54.66	$38.20	$0.19	$35.01	$29.25	$0.18
June 30	62.65	48.76	0.19	33.59	28.49	0.18
September 30	62.68	53.95	0.19	40.12	32.48	0.18
December 31	62.91	52.64	0.22	42.44	37.09	0.19
Source: The NASDAQ Stock Market

The following line graph compares the yearly percentage change in the cumulative total shareholder return on Lincoln Electric Holdings, Inc. (“Lincoln”) common shares against the cumulative total return of the S&P Composite 500 Stock Index (“S&P 500”) and the Russell 2000 Stock Index (“Russell 2000”) for the five-year calendar period commencing January 1, 2002 and ending December 31, 2006. This graph assumes that $100 was invested on December 31, 2001 in each of Lincoln common, the S&P 500 companies and the Russell 2000 Stock Index. A compatible peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a relatively small number of competitors, many of whom either are relatively small pieces of large publicly traded companies or are privately held. The Russell 2000, published by the Frank Russell Company, represents a developed index based on a concentration of companies having relatively small market capitalization, similar to the Company.

Five Year Performance Comparison
Lincoln Common, S&P 500, Russell 2000 Composite Indices

	2001	2002	2003	2004	2005	2006
Lincoln	100	97	107	152	177	274
S&P 500	100	78	100	111	116	134
Russell 2000	100	80	117	138	145	171

Item 6.	Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands of dollars, except per share data)

Net sales	$1,971,915	$1,601,190	$1,333,675	$1,040,589	$994,077
Income before the cumulative effect of a change in accounting principle	175,008	122,306	80,596	54,542	66,882
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(37,607)

Net income	$175,008	$122,306	$80,596	$54,542	$29,275

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands of dollars, except per share data)

Basic earnings per share:
Basic earnings per share before the cumulative effect of a change in accounting principle	$4.11	$2.93	$1.96	$1.32	$1.58
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(0.89)

Basic earnings per share	$4.11	$2.93	$1.96	$1.32	$0.69

Diluted earnings per share:
Diluted earnings per share before the cumulative effect of a change in accounting principle	$4.07	$2.90	$1.94	$1.31	$1.56
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(0.88)

Diluted earnings per share	$4.07	$2.90	$1.94	$1.31	$0.68

Cash dividends declared	$0.79	$0.73	$0.69	$0.64	$0.61

Total assets	$1,394,579	$1,161,161	$1,059,164	$928,866	$901,269

Long-term debt	$113,965	$157,853	$163,931	$169,030	$174,146

2006 includes a pre-tax charge of $3,478 ($3,478 after-tax) relating to the Company’s rationalization programs in Europe and a pre-tax gain of $9,006 ($7,204 after-tax) on the sale of a facility in Ireland (See Note F).

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

2003 included a pre-tax charge of $1,743 ($1,367 after-tax) relating to a Company rationalization program.

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

The Company invests in the research and development of arc welding equipment and consumable products in order to continue its market leading product offering. The Company continues to invest in technologies that improve the quality and productivity of welding products. In addition, the Company continues to actively increase its patent application process in order to secure its technology advantage in the United States and other major international jurisdictions. The Company believes its significant investment in research and development and its highly trained technical sales force provides a competitive advantage in the marketplace.

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

The Company’s major end user markets include:

•	general metal fabrication,

•	infrastructure including oil and gas pipelines and platforms, buildings, bridges and power generation,

•	transportation and defense industries (automotive, trucks, rail, ships and aerospace),

•	equipment manufacturers in construction, farming and mining,

•	retail resellers, and

•	rental market.

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, United Kingdom, France, Germany, Indonesia, Ireland, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey and Venezuela.

The Company’s sales and distribution network, coupled with its manufacturing facilities are reported as two separate reportable segments, North America and Europe, and combines all other operating segments as Other Countries.

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

Key operating measures utilized by the operating units to manage the Company include orders, sales, inventory and fill-rates, all of which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales, gross profit, selling, general and administrative expenses, earnings before interest, taxes and bonus, operating cash flows and capital expenditures, including applicable ratios such as return on investment and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations:

	Year Ended December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$1,971,915	100.0%	$1,601,190	100.0%	$1,333,675	100.0%
Cost of goods sold	1,419,638	72.0%	1,164,275	72.7%	971,317	72.8%

Gross profit	552,277	28.0%	436,915	27.3%	362,358	27.2%
Selling, general & administrative expenses	315,829	16.0%	285,309	17.8%	256,616	19.2%
Rationalization charges	3,478	0.2%	1,761	0.1%	2,440	0.2%

Operating income	232,970	11.8%	149,845	9.4%	103,302	7.8%
Interest income	5,876	0.3%	4,000	0.2%	3,071	0.2%
Equity earnings in affiliates	7,640	0.4%	3,312	0.2%	4,005	0.3%
Other income	1,839	0.1%	4,689	0.3%	3,542	0.3%
Interest expense	(10,153)	(0.5)%	(7,947)	(0.5)%	(6,143)	(0.5)%

Income before income taxes	238,172	12.1%	153,899	9.6%	107,777	8.1%
Income taxes	63,164	3.2%	31,593	2.0%	27,181	2.1%

Net income	$175,008	8.9%	$122,306	7.6%	$80,596	6.0%

2006 COMPARED TO 2005

Net Sales.  Net sales for 2006 increased 23.2% to $1,971,915 from $1,601,190 in 2005. The increase in net sales reflects a 15.5%, or $248,048, increase due to volume, a 3.4%, or $54,496 increase from acquisitions, an increase of 2.9%, or $46,868 in price increases, and a 1.3%, or $21,313 favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 23.6% to $1,305,472 for 2006 compared to $1,056,134 in 2005. This increase reflects an increase of 15.2% or $161,038 due to volume, an increase of 4.4%, or $46,784 from the acquisition of J.W. Harris, Inc. (“J.W. Harris”) an increase of $33,714, or 3.2% in price increases and a 0.7%, or $7,802 favorable impact as a result of changes in foreign currency exchange rates. European sales have increased 21.7% to $372,308 in 2006 from $305,846 in the prior year. This increase is a result of a 15.9%, or $48,607 increase in volume, an increase of 2.5%, or $7,690, relating to the acquisitions of Metrode Products Limited (“Metrode”) and J.W. Harris, and a 3.6% or $11,101 favorable impact as a result of changes in foreign currency exchange rates. Other Countries sales increased 23.0% to $294,135 in 2006 from $239,210 in the prior year. This increase reflects an increase of $38,403 or 16.1% due to volume, an increase of 5.9%, or $14,090 in price increases and an increase of $2,410, or 1.0% as a result of changes in foreign currency exchange rates.

Gross Profit.  Gross profit increased 26.4% to $552,277 during 2006 compared to $436,915 in 2005. As a percentage of net sales, Gross profit increased to 28.0% in 2006 from 27.3% in 2005. This increase was primarily a result of favorable leverage on increased volumes. In addition, foreign currency exchange rates had a $3,968 favorable impact in 2006. This increase was partially offset by a shift in sales mix to traditionally lower margin geographies and businesses, including the effects of acquisitions, as well as an increase in product liability defense costs of $7,585.

Since 2003, the Company has experienced a higher level of increases in raw material prices, including metals and chemicals. In addition, energy costs trended higher resulting in higher operating costs including transportation and freight. As worldwide demand remains high, the Company expects these costs to remain at relatively elevated levels. Although the Company believes a number of factors, including price increases, product mix, overhead absorption, and its continuing restructuring efforts will offset increased costs, future margin levels will be dependent on the Company’s ability to manage these cost increases.

Selling, General & Administrative (SG&A) Expenses.  SG&A expenses increased $30,520, or 10.7%, in 2006, compared with 2005. The increase was primarily for higher bonus expense of $18,010, incremental selling, general and administrative expenses from acquisitions totaling $4,224 and higher selling expenses of $6,821 resulting from increased sales activity. Foreign currency exchange rates had a $1,783 unfavorable impact. SG&A expenses include a gain of $9,006 ($7,204 after-tax) on sale of the Company’s facility in Ireland.

Rationalization Charges.  In 2006, the Company recorded rationalization charges of $3,478 ($3,478 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. During 2005, the Company recorded rationalization charges of $1,761 ($1,303 after-tax) primarily for employee severance costs related to rationalization efforts in France and Ireland.

Interest Income.  Interest income increased to $5,876 in 2006 from $4,000 in 2005. The increase was a result of increases in interest rates and higher cash balances in 2006 when compared to 2005.

Equity Earnings in Affiliates.  Equity earnings in affiliates increased to $7,640 in 2006 from $3,312 in 2005 primarily a result of increased earnings at the Company’s joint venture investments in Turkey and Taiwan.

Other Income.  Other income decreased $2,850 to $1,839 in 2006 from $4,689 in 2005. The decrease was primarily due to the favorable settlement of legal disputes in 2005 totaling $1,418.

Interest Expense.  Interest expense increased to $10,153 in 2006 from $7,947 in 2005 as a result of higher interest rates.

Income Taxes.  Income taxes for 2006 were $63,164 on income before income taxes of $238,172, an effective rate of 26.5%, compared with income taxes of $31,593 on income before income taxes of $153,899, or an effective rate of 20.5% for 2005. The effective rate for 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carry forwards, for which valuation allowances have been previously provided. 2005 included favorable tax benefits of $9,857 related to the resolution of prior years’ tax liabilities and the repatriation of foreign earnings and an adjustment to state deferred income taxes totaling $1,807. The deferred tax adjustment reflected the impact of a one-time state income tax benefit related to changes in Ohio tax laws, including the effect of lower tax rates. The decrease in the effective tax rate from 2005, excluding these items, reflects an increase in earnings in lower tax rate jurisdictions, including the gain on the sale of the Company’s facility in Ireland.

Net Income.  Net income for 2006 was $175,008 compared to $122,306 last year. Diluted earnings per share for 2006 were $4.07 compared to $2.90 per share in 2005. Foreign currency exchange rate movements had a $1,783 favorable effect on net income for 2006 and an immaterial impact in 2005.

2005 COMPARED TO 2004

Net Sales.  Net sales for 2005 increased 20.1% to $1,601,190 from $1,333,675 in 2004. The increase in net sales reflects an 8.0%, or $106,376 increase due to price increases, a 7.0%, or $93,033 increase due to acquisitions, an increase of 4.2%, or $56,325 due to volume, as well as a 0.9%, or $11,781 favorable impact of foreign currency exchange rates. Net sales for North American operations increased 20.5% to $1,056,134 for 2005 compared to $875,422 in 2004. This increase reflects an increase of 8.3% or $72,996 due to price increases, an increase of 8.2%, or $72,222 due to newly acquired companies, a $28,387, or 3.2% increase in volume from last year and a 0.8%, or $7,107 favorable impact of foreign currency exchange rates. European sales increased 8.9% to $305,846 in 2005 from $281,133 in the prior year. This increase is due to a 5.2%, or $14,503 increase due to price increases, an increase of 2.0%, or $5,628 due to volume, a 1.6% or $4,390 increase in newly acquired companies, as well as a 0.1%, or $192 favorable impact of foreign currency exchange rates. Other Countries sales increased 35.1% to $239,210 in 2005 from $177,120 in the prior year. This increase reflects an increase of $22,310 or 12.6% due to volume, an increase of 10.7%, or $18,877 due to price increases, an increase of 9.3%, or $16,421 from newly acquired companies, and a 2.5%, or $4,482 favorable impact of foreign currency exchange rates.

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

Income Taxes.  Income taxes for 2005 were $31,593 on income before income taxes of $153,899, an effective rate of 20.5%, as compared with income taxes of $27,181 on income before income taxes of $107,777 or an effective rate of 25.2% for 2004. The effective rates for 2005 and 2004 are lower than the Company’s statutory rate primarily because of the utilization of foreign and domestic tax credits, lower taxes on non-U.S. earnings, and non-recurring items in 2005 including the resolution of prior years’ tax liabilities of $8,711, an adjustment to state deferred income taxes totaling $1,807, and a net favorable tax benefit of $1,146 associated with repatriation of foreign earnings. The deferred tax adjustment reflects the impact of a one-time state income tax benefit relating to changes in Ohio tax laws, including the effect of lower tax rates. Excluding these items the Company’s effective tax rate for 2005 was 28.1%. The increase in the effective tax rate, excluding these items, is primarily related to an increase in pre-tax income.

Net Income.  Net income for 2005 was $122,306 compared to $80,596 in 2004. Diluted earnings per share for 2005 were $2.90 compared to $1.94 per share in 2004. Foreign currency exchange rate movements did not have a material effect on net income in 2005 or 2004.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			Change
(Dollars in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Cash provided by operating activities:	$118,680	$117,024	$51,260	$1,656	$65,764
Cash used by investing activities:	(89,715)	(69,473)	(58,490)	(20,242)	(10,983)
Capital expenditures	(76,002)	(50,415)	(56,441)	(25,587)	6,026
Acquisitions of businesses, net of cash acquired	(25,504)	(78,174)	(11,815)	52,670	(66,359)
Cash used by financing activities:	(17,729)	(31,992)	(16,921)	14,263	(15,071)
Payments on long-term borrowings	(3,147)	(15,471)	(5,178)	12,324	(10,293)
Proceeds from exercise of stock options	13,618	21,230	22,555	(7,612)	(1,325)
Purchase of shares for treasury	(126)	(12,803)	(4,368)	12,677	(8,435)
Cash dividends paid to shareholders	(32,275)	(30,037)	(27,485)	(2,238)	(2,552)
Increase (decrease) in Cash and cash equivalents	12,205	15,188	(21,066)	(2,983)	36,254

2006 COMPARED TO 2005

Cash and cash equivalents increased 11.3%, or $12,205, to $120,212 as of December 31, 2006, from $108,007 as of December 31, 2005. This compares to a $15,188 increase in cash and cash equivalents during 2005.

Cash provided by operating activities increased by $1,656 for 2006 compared to 2005. The increase was primarily related to an increase in net income partially offset by an increase in working capital levels when compared to 2005. Average working capital to sales was 25.8% at December 31, 2006 compared to 24.7% at December 31, 2005. Days sales in inventory increased from 114.8 days at December 31, 2005 to 117.3 days at December 31, 2006. Accounts receivable days increased from 56.1 days at December 31, 2005 to 57.7 days at December 31, 2006. Average days in accounts payable decreased to 38.9 days at December 31, 2006 from 40.2 days at December 31, 2005.

Cash used by investing activities for 2006 compared to 2005 reflects a decrease in cash used in the acquisition of businesses of $52,670, and a decrease in net proceeds received from the sale of marketable securities of $55,441 in 2005. In addition, capital expenditures during 2006 were $76,002, a $25,587 increase from 2005. The Company anticipates capital expenditures in 2007 of approximately $75,000. Anticipated capital expenditures reflect plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities decreased $14,263 in 2006 compared to 2005. The decrease was primarily due to a decrease in treasury share purchases of $12,677, less of a reduction in debt in 2006 of $6,193 and tax benefits from the exercise of stock options of $5,243. This decrease was partially offset by a decrease in proceeds received from stock option exercises of $7,612.

The Company’s debt levels decreased from $166,016 at December 31, 2005, to $161,099 at December 31, 2006. Debt to total capitalization decreased to 15.9% at December 31, 2006 from 20.3% at December 31, 2005.

The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,243,988 shares at a cost of $216,392 through December 31, 2006.

In January 2007, the Company paid a quarterly cash dividend of 22 cents per share, or $9,403 to shareholders of record on December 31, 2006.

2005 COMPARED TO 2004

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

Rationalization

In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company is transferring all manufacturing currently taking place at Harris Ireland to a lower cost facility in Eastern Europe and has sold the facility in Ireland for $10,352. A total of 66 employees will be impacted by the Ireland Rationalization.

The Company expects to incur a charge of approximately $4,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. In addition, the Company recorded a gain of $9,006 (pre-tax) on the sale of the facility in Ireland which is reflected in Selling, general and administrative expenses.

The Company has incurred a total of $3,989 (pre-tax) in charges related to this plan of which $3,478 (pre-tax) was incurred in 2006. Cash expenditures are expected to be paid through 2007 with the expected completion of the Ireland Rationalization occurring in the first half of 2007. As of December 31, 2006, the Company has recorded a liability of $2,296 for charges related to these efforts.

In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the

French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in 2005 and $1,104 (pre-tax) in 2004. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax). Costs not relating to employee severance primarily included warehouse relocation costs and professional fees.

Acquisitions

On October 31, 2006, the Company acquired all of the outstanding stock of Metrode, a privately held manufacturer of specialty welding consumables headquartered near London, England, for approximately $25,000 in cash. The Company began consolidating the results of Metrode in the Company’s consolidated financial statements in November 2006. The purchase price allocation for this investment resulted in goodwill of approximately $4,000. The Company expects this acquisition to provide high quality, innovative solutions for many high-end specialty applications, including the rapidly growing power generation and petrochemical industries. Annual sales are approximately $25,000.

On April 29, 2005, the Company acquired all of the outstanding stock of J.W. Harris, a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began consolidating the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005. The purchase price allocation for this investment resulted in goodwill of $13,263. This acquisition has provided the Company with a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. J.W. Harris has manufacturing plants in Ohio and Rhode Island and an international distribution center located in Spain.

The Company continues to expand globally and periodically looks at transactions that would involve significant investments. The Company can fund its global expansion plans with operational cash flow, but a significant acquisition may require access to capital markets, in particular, the public and/or private bond market, as well as the syndicated bank loan market. The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the U.S., and then lends funds to the specific subsidiary that requires funding. If additional acquisitions providing appropriate financial benefits become available, additional expenditures may be made.

Debt

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to- “EBITDA” ratios). As of December 31, 2006, the Company was in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount
	Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $2,117 in 2006 and 2005 and $2,123 in 2004, and is expected to reduce annual interest expense by $1,121 in 2007. At December 31, 2006, $2,834 remains to be amortized of which $2,668 is recorded in “Long-term debt, less current portion” and $166 is recorded in “Current portion of long-term debt.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned $3,374, $1,985 and $1,756 during 2006, 2005 and 2004, respectively.

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

The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at December 31, 2006 and 2005 was $3,428 and $2,964, respectively.

Terminated swaps have increased the value of the Series A Notes from $40,000 to $40,166 as of December 31, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,676 and decreased the value of the Series C Notes from $80,000 to $78,564 as of December 31, 2006. The weighted-average effective rate on the Notes, net of the impact of active and terminated swaps, was 5.3% for 2006.

Revolving Credit Agreement

In 2004, the Company entered into a new $175,000, five-year revolving Credit Agreement. This agreement replaced the Company’s prior $125,000, three-year revolving credit facility entered into on April 24, 2002. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2006, there are no borrowings under the Credit Agreement.

Short-term Borrowings

The Company’s short-term borrowings included in Amounts due banks were $6,214 and $7,143 at December 31, 2006 and 2005, respectively, and represent the borrowings of foreign subsidiaries at weighted-average interest rates of 6.57% and 10.35%, respectively.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments (as defined by Section 13(j) of the Securities Exchange Act of 1934) as of December 31, 2006 are as follows (in thousands):

	Payments Due By Period
			2008 to	2010 to	2012 and
	Total	2007	2009	2011	Beyond

Long-term debt	$152,051	$40,078	$30,161	$278	$81,534
Interest on long-term debt	35,086	9,407	13,133	9,818	2,728
Capital lease obligations	3,427	704	1,033	1,122	568
Short-term debt	6,214	6,214	—	—	—
Operating leases	30,759	8,848	11,868	4,502	5,541

Total contractual cash obligations	$227,537	$65,251	$56,195	$15,720	$90,371

The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $8,027 at December 31, 2006. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2007 and the other maturing in May 2009. The other two loans mature in October 2010, one for $2,709 and the other for $1,318. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.

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

In 2006, there were 241,818 options and restricted shares granted under the EPI Plan. In 2005, 414,855 options and restricted shares were granted under the 1998 Stock Plan. The Company issued 561,218 and 964,254 shares of common stock from treasury upon exercise of employee stock options during the 2006 and 2005, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during 2006.

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

Total stock-based compensation expense recognized in the consolidated statement of income for 2006, 2005 and 2004 was $4,217, $3,527 and $4,145, respectively. The related tax benefit for 2006, 2005 and 2004 was $1,612, $1,348 and $1,617, respectively.

As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $7,745, which is expected to be recognized over a weighted average period of approximately 33 months.

The aggregate intrinsic value of options outstanding at December 31, 2006, based on the Company’s closing stock price of $60.42 as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options been exercised on that date was $45,022. The aggregate intrinsic value of options exercisable at December 31, 2006, based on the Company’s closing stock price of $60.42 as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $37,982. The total intrinsic value of stock options exercised during 2006 and 2005 was $15,899 and $22,690, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Product Liability Expense

Product liability expenses have been increasing, particularly with respect to welding fume claims, as more cases proceed to trial. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. These expenditures increased $7,585 in 2006 compared to 2005. See Note N. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $8,027 at December 31, 2006. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company measures plan assets and benefit obligations of its defined benefit plans as of its balance sheet date. The Company adopted SFAS No. 158 as of December 31, 2006 (See Note I).

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company adopted SAB 108 as of December 31, 2006 with no material impact to its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007. The Company is in the process of determining the impact of this Interpretation on its financial statements.

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

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2006. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carry forwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $0.4 million have been provided on earnings of $3.7 million that are not expected to be permanently reinvested. At December 31, 2006, the Company had approximately $72,502 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry forwards which may reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2006, a valuation allowance of $30,189 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

In September 2006, the FASB issued SFAS No. 158 which requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. The Company adopted SFAS No. 158 on December 31, 2006.

A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States. The market-related value of plan assets is determined by fair values at December 31.

A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted-average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as, current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.5% for its U.S. plans at December 31, 2006 and 2005. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2006, investment returns in the Company’s U.S. pension plans were approximately 13.7% compared to 7.7% in 2005. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,400.

Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. At the end of each year, the Company determines the discount rate to be used for plan liabilities by referring to investment yields available on long-term bonds rated Aa- or better. The Company also considers the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated Aa- or better. The Company determined this rate to be 6.0% for its U.S. plans at December 31, 2006. A 25 basis point change in the discount rate would increase or decrease pension expense by approximately $2,000.

The Company made voluntary contributions to its U.S. defined benefit plans of $17,500, $31,500 and $30,000 in 2006, 2005 and 2004, respectively. The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2007. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2007.

Pension expense relating to the Company’s defined benefit plans was $17,926, $21,328 and $20,847 in 2006, 2005 and 2004, respectively. The Company expects 2007 pension expense to decline by approximately $10,663.

In the first quarter 2006, the Company modified its retirement benefit programs whereby employees of its U.S. Company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of the U.S. Company made an election to either remain in the Company’s existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company did not incur a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.

Inventories and Reserves

Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $68,985 at December 31, 2006. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows and established business valuation multiples.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to the December 31, 2006 foreign currency rates, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company’s current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2006 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on Income before taxes, Interest expense, or Accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At December 31, 2006, the Company hedged third party and intercompany purchases and sales. At December 31, 2006, the Company had foreign exchange contracts with a notional value of approximately $39,950. At December 31, 2006, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

At December 31, 2006, the Company also had foreign exchange contracts with a notional value of approximately $19,662 which hedged intercompany loans. Any loss resulting from a hypothetical 10% weakening of the U.S. dollar would be offset by the associated gain on the underlying intercompany loan receivable and would not materially affect the Company’s financial statements.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2006 would not materially affect the Company’s financial statements.

Interest Rate Risk

The Company uses floating rate swaps to convert a portion of its $150,000 fixed-rate, long-term borrowings into short-term variable interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2006 floating rate would not materially affect the Company’s financial statements. See discussion in “Item 7, Liquidity — Long-term debt.”

The fair value of the Company’s cash and cash equivalents and marketable securities at December 31, 2006, approximated carrying value due to their short-term duration. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

The Company’s assessment of effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, as stated in their attestation report which is included elsewhere in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will file its 2007 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2007.

Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2007 proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

John M. Stropki, Jr.	56	Chairman of the Board since October 13, 2004; director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995-June 3, 2004; President North America 1996-2003.
Vincent K. Petrella	46	Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005 and Vice President, Corporate Controller 2001-2003.
Frederick G. Stueber	53	Senior Vice President, General Counsel and Secretary since 1996.
George D. Blankenship	44	Senior Vice President, Global Engineering since October 7, 2005; Vice President, Global Engineering from May 5, 2005 to October 7, 2005; Senior Vice President, U.S. Operations of The Lincoln Electric Company since October 7, 2005; Vice President, Cleveland Operations of The Lincoln Electric Company from June 6, 2005 to October 7, 2005; Vice President, Engineering and Quality Assurance of The Lincoln Electric Company from 2000 to June 6, 2005.
Gretchen A. Farrell	44	Vice President, Human Resources since May 5, 2005; Vice President, Human Resources of The Lincoln Electric Company since March 1, 2003; Director, Compensation and Benefits of The Lincoln Electric Company 1997-2003.
Ralph C. Fernandez	60	Vice President; President, Lincoln Electric Latin America since September 1, 2005; Vice President; President, Lincoln Electric Europe and Russia from January 1, 2002 to August 31, 2005; Vice President; President, Lincoln Electric Latin America from January 1, 1997 to December 31, 2001.
Thomas A. Flohn	46	Vice President; President, Lincoln Asia Pacific since January 1, 2005; Vice President of Sales and Marketing, Lincoln Electric Asia Pacific from May 1, 1999 to December 31, 2004.
David M. LeBlanc	42	Vice President; President, Lincoln Electric Europe and Russia since September 1, 2005; Vice President; President, Lincoln Electric Latin America from January 1, 2002 to August 31, 2005.
Robert K. Gudbranson	43	Vice President, Strategic Planning and Acquisitions since July 27, 2006; Director, Strategic Planning and Acquisitions from September 30, 2005 to July 26, 2006. Prior to joining the Company, Mr. Gudbranson was the Director of Business Development and Investor Relations at Invacare Corporation from 2002 to 2005 and its European Finance Director from 2000 to 2002.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the 2007 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information set forth below regarding our equity plans, the information required by this item is incorporated by reference from the 2007 proxy statement.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued	Weighted average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Securities Reflected
	Outstanding Options	Outstanding Options	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,747,050	$34.28	4,106,876
Equity compensation plans not approved by security holders	—	—	—

Total	1,747,050	$34.28	4,106,876

For further information on the Company’s equity compensation plans see “Note A — Significant Accounting Policies” and “Note E — Stock Plans” to the Company’s financial statements included in Item 8.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2007 proxy statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2007 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Income — Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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

Exhibit No.		Description

3	(a)	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).
3	(b)	Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(a)	Credit Agreement dated December 17, 2004 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc., Lincoln Global, Inc., the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Administrative Agent (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 22, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(b)	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(c)	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002 (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(d)	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of December 14, 2006 (filed herewith).
10	(e)	Lincoln Electric Holdings, Inc. 1998 Stock Plan (as amended, restated and renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. Proxy Statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(f)	The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(g)	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).
10	(h)	Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002), including Amendment Nos. 1 and 2 (filed as Exhibit 10(g) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(i)	Amendment No. 3 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(j)	Amendment No. 4 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 18, 2005, SEC File No. 0-1402 and incorporated by reference and made a part hereof).

Exhibit No.		Description

10	(k)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(h) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(l)	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(m)	Instrument of Termination of the Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 4, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(n)	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(i) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(o)	Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) filed as Exhibit 10(m) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(p)	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(q)	Amendment No. 2 to the Lincoln Electric Holdings Inc. Non-Employee Director’s Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 5, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(r)	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(s)	Description of Long-Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(t)	Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(u)	Form of Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki, Stueber and Fernandez) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(v)	Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(w)	Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.		Description

10	(x)	Summary of Cash Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 6, 2005, Securities and Exchange Commission File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(y)	Letter Agreement between John M. Stropki, Jr. and Lincoln Electric Holdings, Inc. dated October 12, 2004 (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 18, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(z)	2005 Deferred Compensation Plan for Executives dated December 30, 2004 (filed as Exhibit 10.4 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(aa)	2006 Equity and Performance Incentive Plan (filed as Appendix B to the Company’s proxy statement filed on March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10	(bb)	2006 Stock Plan for Non-Employee Directors (filed as Appendix C to the Company’s proxy statement filed on March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
24		Powers of Attorney.
31.1		Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR. John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 22, 2007	/s/ VINCENT K. PETRELLA Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 22, 2007

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 22, 2007	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 22, 2007

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 22, 2007	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 22, 2007

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 22, 2007	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 22, 2007

Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February , 2007	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note A to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. Also, as discussed in Note I to the financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincoln Electric Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, that Lincoln Electric Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lincoln Electric Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 20, 2007

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands of dollars)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,212	$108,007
Accounts receivable (less allowance for doubtful accounts of $8,484 in 2006; $7,583 in 2005)	298,993	242,093
Inventories
Raw materials	106,725	80,047
In-process	50,736	33,707
Finished goods	193,683	161,991

	351,144	275,745
Deferred income taxes	5,534	9,069
Other current assets	53,527	41,720

TOTAL CURRENT ASSETS	829,410	676,634
PROPERTY, PLANT AND EQUIPMENT
Land	34,811	23,034
Buildings	230,390	196,639
Machinery and equipment	574,133	536,834

	839,334	756,507
Less: accumulated depreciation and amortization	449,816	415,974

	389,518	340,533
OTHER ASSETS
Prepaid pension costs	16,773	1,956
Equity investments in affiliates	48,962	39,673
Intangibles, net	41,504	39,232
Goodwill	35,208	29,756
Long-term investments	28,886	27,905
Other	4,318	5,472

	175,651	143,994

TOTAL ASSETS	$1,394,579	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands of dollars,
	except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$6,214	$7,143
Trade accounts payable	142,264	121,917
Accrued employee compensation and benefits	45,059	40,658
Accrued expenses	24,652	17,597
Accrued taxes, including income taxes	35,500	38,342
Accrued pensions	1,483	28,662
Dividends payable	9,403	8,014
Other current liabilities	32,793	30,289
Current portion of long-term debt	40,920	1,020

TOTAL CURRENT LIABILITIES	338,288	293,642
Long-term debt, less current portion	113,965	157,853
Accrued pensions	33,417	14,786
Deferred income taxes	27,061	17,752
Other long-term liabilities	28,872	24,834
SHAREHOLDERS’ EQUITY
Preferred shares, without par value – at stated capital amount:
Authorized – 5,000,000 shares in 2006 and 2005;
Issued and Outstanding – none	—	—
Common shares, without par value – at stated capital amount:
Authorized – 120,000,000 shares in 2006 and 2005;
Issued – 49,290,717 shares in 2006 and 49,282,306 shares in 2005;
Outstanding – 42,806,429 shares in 2006 and 42,181,021 shares in 2005	4,929	4,928
Additional paid-in capital	137,315	125,925
Retained earnings	906,074	764,748
Accumulated other comprehensive loss	(54,653)	(91,276)
Treasury shares, at cost – 6,484,288 shares in 2006 and 7,101,285 shares in 2005	(140,689)	(152,031)

TOTAL SHAREHOLDERS’ EQUITY	852,976	652,294

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,394,579	$1,161,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands of dollars,
	except per share data)

Net sales	$1,971,915	$1,601,190	$1,333,675
Cost of goods sold	1,419,638	1,164,275	971,317

Gross profit	552,277	436,915	362,358
Selling, general & administrative expenses	315,829	285,309	256,616
Rationalization charges	3,478	1,761	2,440

Operating income	232,970	149,845	103,302
Other income (expense):
Interest income	5,876	4,000	3,071
Equity earnings in affiliates	7,640	3,312	4,005
Other income	1,839	4,689	3,542
Interest expense	(10,153)	(7,947)	(6,143)

Total other income	5,202	4,054	4,475

Income before income taxes	238,172	153,899	107,777
Income taxes	63,164	31,593	27,181

Net income	$175,008	$122,306	$80,596

Per share amounts:
Basic earnings per share	$4.11	$2.93	$1.96

Diluted earnings per share	$4.07	$2.90	$1.94

Cash dividends declared per share	$0.79	$0.73	$0.69

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Shares	Total
	(In thousands)

Balance January 1, 2004	40,605	$4,928	$107,717	$623,898	$(77,277)	$(180,758)	$478,508
Comprehensive income
Net income				80,596			80,596
Minimum pension liability adjustment, net of tax of $1,243					(532)		(532)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $280					(714)		(714)
Currency translation adjustment					19,845		19,845

Total comprehensive income							99,195
Cash dividends declared — $0.69 per share				(28,490)			(28,490)
Issuance of shares under benefit plans	1,196		9,876	(2,994)		25,550	32,432
Purchase of shares for treasury	(154)					(4,368)	(4,368)

Balance December 31, 2004	41,647	4,928	117,593	673,010	(58,678)	(159,576)	577,277
Comprehensive income
Net income				122,306			122,306
Minimum pension liability adjustment, net of tax of $9,392					(15,034)		(15,034)
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax of $410					(605)		(605)
Currency translation adjustment					(16,959)		(16,959)

Total comprehensive income							89,708
Cash dividends declared — $0.73 per share				(30,568)			(30,568)
Issuance of shares under benefit plans	964		8,332	—		20,348	28,680
Purchase of shares for treasury	(430)					(12,803)	(12,803)

Balance December 31, 2005	42,181	4,928	125,925	764,748	(91,276)	(152,031)	652,294
Comprehensive income
Net income				175,008			175,008
Minimum pension liability adjustment, net of tax of $45,093					71,920		71,920
Unrealized gain on derivatives designated and qualified as cash flow hedges, net of tax of $637					902		902
Currency translation adjustment					27,323		27,323

Total comprehensive income							275,153
Cash dividends declared — $0.79 per share				(33,682)			(33,682)
Issuance of shares under benefit plans	627	1	11,390			11,468	22,859
Purchase of shares for treasury	(2)					(126)	(126)
Adjustment to initially adopt SFAS No. 158, net of tax of $39,380					(63,522)		(63,522)

Balance December 31, 2006	42,806	$4,929	$137,315	$906,074	$(54,653)	$(140,689)	$852,976

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands of dollars)

OPERATING ACTIVITIES
Net income	$175,008	$122,306	$80,596
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	3,478	1,761	2,440
Depreciation and amortization	47,825	43,982	40,182
Equity earnings of affiliates, net	(5,728)	(3,312)	(3,001)
Deferred income taxes	4,349	(1,895)	9,473
Stock-based compensation	4,217	3,527	4,145
Amortization of terminated interest rate swaps	(2,117)	(2,117)	(2,117)
(Gain) loss on disposal of property, plant and equipment	(8,738)	530	(253)
Other non-cash items, net	1,332	1,463	4,042
Changes in operating assets and liabilities net of effects from acquisitions:
Increase in accounts receivable	(39,719)	(17,274)	(35,258)
Increase in inventories	(57,299)	(32,133)	(47,779)
Increase in other current assets	(10,656)	(8,314)	(6,632)
Increase in accounts payable	12,914	14,141	3,916
Increase (decrease) in other current liabilities	(937)	14,887	25,084
Contributions to pension plans	(20,503)	(34,330)	(33,153)
Increase in accrued pensions	16,248	19,547	7,479
Net change in other long-term assets and liabilities	(994)	(5,745)	2,096

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,680	117,024	51,260
INVESTING ACTIVITIES
Capital expenditures	(76,002)	(50,415)	(56,441)
Acquisitions of businesses, net of cash acquired	(25,504)	(78,174)	(11,815)
Proceeds from sale of property, plant and equipment	11,791	3,675	3,588
Sales of marketable securities	—	70,441	15,178
Purchases of marketable securities	—	(15,000)	(9,000)

NET CASH USED BY INVESTING ACTIVITIES	(89,715)	(69,473)	(58,490)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,035	903	27
Payments on short-term borrowings	(3,192)	(262)	(123)
Amounts due banks, net	115	4,448	(108)
Payments on long-term borrowings	(3,147)	(15,471)	(5,178)
Proceeds from exercise of stock options	13,618	21,230	22,555
Tax benefit from the exercise of stock options	5,243	—	—
Purchase of shares for treasury	(126)	(12,803)	(4,368)
Cash dividends paid to shareholders	(32,275)	(30,037)	(27,485)

NET CASH USED BY FINANCING ACTIVITIES	(17,729)	(31,992)	(14,680)
Effect of exchange rate changes on cash and cash equivalents	969	(371)	844

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,205	15,188	(21,066)
Cash and cash equivalents at beginning of year	108,007	92,819	113,885

CASH AND CASH EQUIVALENTS AT END OF YEAR	$120,212	$108,007	$92,819

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2006

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

Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2006 and 2005, approximately 40% and 47%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $68,985 at December 31, 2006 and $62,900 at December 31, 2005.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Historically, the Company’s reserves have approximated actual experience.

Equity Investments: Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one month-lag basis. The Company’s 50% ownership interest in equity investments includes investments in Turkey and Chile. In addition, the Company holds a 35% interest in a Taiwanese joint venture and a 21% interest in an investment in the People’s Republic of China. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $16,454 at December 31, 2006 and $10,726 at December 31, 2005.

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

	2006	2005

Buildings	$5,681	$5,102
Machinery and equipment	154	318
Less: Accumulated depreciation	(1,170)	(863)

Net capital leases	$4,665	$4,557

Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest cost associated with construction in progress.

Goodwill and Intangibles: The Company performs an annual impairment test of goodwill in the fourth quarter of each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows. The Company performed its annual impairment test in the fourth quarters of 2006, 2005 and 2004 and determined there was no impairment of goodwill. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005 were as follows:

	North		Other
	America	Europe	Countries	Consolidated

Balance as of January 1, 2005	$—	$4,568	$11,281	$15,849
Additions and adjustments	13,539	519	77	14,135
Foreign exchange effect	96	(493)	169	(228)

Balance as of January 1, 2006	13,635	4,594	11,527	29,756
Additions and adjustments	(301)	4,292	546	4,537
Foreign exchange effect	—	535	380	915

Balance as of December 31, 2006	$13,334	$9,421	$12,453	$35,208

Additions to goodwill for 2006 and 2005 primarily reflect goodwill recorded in the acquisitions of J.W. Harris, Inc. (“J.W. Harris”) and Metrode Products Limited (“Metrode”) (See Note K).

Gross intangible assets other than goodwill by asset class as of December 31, 2006 and 2005 were as follows:

	2006		2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and trade names	$20,479	$5,933	$18,284	$5,509
Customer relationships	12,430	725	10,361	169
Patents	9,052	807	4,743	268
Other	16,385	9,377	19,426	7,636

Total	$58,346	$16,842	$52,814	$13,582

Intangible assets, other than goodwill are recorded at cost. Intangibles other than goodwill that do not have indefinite lives are amortized on a straight-line method over the legal or estimated life. Included in the above table are intangible assets with indefinite lives totaling $12,585 and $9,977 at December 31, 2006 and 2005, respectively. Intangibles with indefinite lives are not amortized and are tested annually for impairment.

The weighted-average amortization period for trademarks and trade names, customer relationships, patents and other intangibles is 17, 23, 20 and 12 years, respectively. Aggregate amortization expense was $2,102, $1,004 and $1,054 for 2006, 2005 and 2004, respectively. Estimated annual expense for intangible assets subject to amortization for each of the next five years is $1,813 in 2007, $1,762 in 2008, $1,701 in 2009, $1,504 in 2010, and $1,341 in 2011.

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

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Other current liabilities. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004

Balance at beginning of year	$7,728	$6,800	$5,893
Charged to costs and expenses	9,744	8,274	7,403
Deductions	(8,099)	(7,346)	(6,496)

Balance at end of year	$9,373	$7,728	$6,800

Warranty expense was 0.5% of sales for 2006, 0.5% of sales for 2005 and 0.6% of sales for 2004.

Revenue Recognition: The Company recognizes revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue recognition generally occurs at the point of shipment; however in certain instances as shipping terms dictate, revenue is recognized at the point of destination.

Distribution Costs: Distribution costs, including warehousing and freight related to product shipments, are included in Cost of goods sold.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. The adoption of this standard did not have a material impact on the Company’s financial statements as the Company adopted fair value accounting under SFAS No. 123 on January 1, 2003.

Prior to 2003, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.

Expense is recognized for all awards of stock based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted or deferred shares ultimately forfeited because the recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statement of income for 2006, 2005 and 2004 was $4,217, $3,527 and $4,145, respectively. The related tax benefit for 2006, 2005 and 2004 was $1,612, $1,348, and $1,617, respectively.

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

	Year Ended December 31,
	2005	2004

Net income, as reported	$122,306	$80,596
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,178	2,529
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(3,000)	(4,433)

Pro forma net income	$121,484	$78,692

Earnings per share:
Basic, as reported	$2.93	$1.96
Basic, pro forma	$2.91	$1.91
Diluted, as reported	$2.90	$1.94
Diluted, pro forma	$2.88	$1.89
Weighted-average number of shares (in thousands):
Basic	41,813	41,189
Diluted	42,230	41,643

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

Foreign currency transaction losses are included in Selling, general & administrative expenses and were $1,696, $1,411, $1,514 in 2006, 2005 and 2004, respectively.

Financial Instruments: The Company uses forward exchange contracts to hedge exposures to exchange rate fluctuations on certain intercompany loans, purchase and sales transactions and other intercompany commitments. Contracts are written on a short-term basis and are not held for trading or speculative purposes. The Company recognizes derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs are charged to Selling, general & administrative expenses, when incurred and totaled $8,887, $9,791 and $7,758 in 2006, 2005 and 2004, respectively.

Research and Development: Research and development costs are expensed as incurred, and totaled $24,055, $21,594 and $20,016 in 2006, 2005 and 2004, respectively.

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

New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS No. 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company measures plan assets and benefit obligations of its defined benefit plans as of its balance sheet date. The Company adopted SFAS No. 158 as of December 31, 2006 (See Note I).

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company adopted SAB 108 as of December 31, 2006 with no material impact to its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

quarter of 2007. The Company is in the process of determining the impact of this Interpretation on its financial statements.

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

Bonus: Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $81,498 in 2006, $62,899 in 2005 and $46,454 in 2004.

Other Income: Other income includes non-operating items of $1,839, $3,061 and $2,278 in 2006, 2005 and 2004, respectively.

NOTE B – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net Income	$175,008	$122,306	$80,596
Denominator:
Denominator for basic earnings per share – Weighted average shares outstanding	42,532	41,813	41,189
Effect of dilutive securities – Employee stock options	500	417	454

Denominator for diluted earnings per share – Adjusted weighted average shares outstanding	$43,032	$42,230	$41,643

Basic earnings per share	$4.11	$2.93	$1.96
Diluted earnings per share	$4.07	$2.90	$1.94

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. The calculation of diluted earnings per share for 2006, 2005 and 2004 excludes 27,465, 572,749 and 671,358 shares, respectively, that were anti-dilutive.

NOTE C – SHAREHOLDERS’ EQUITY

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2006, the Company purchased 2,315 shares of its common stock on the open market at an average cost of $54.52 per share. Through December 31, 2006, 10,243,988 shares have been purchased under the share repurchase program at an average cost of $21.12 per share.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized Gain
			(Loss) on
			Derivatives	Total
			Designated and	Accumulated
	Defined	Currency	Qualified as Cash	Other
	Benefit	Translation	Flow Hedges,	Comprehensive
	Plans	Adjustment	net of tax	(Loss) Income

Balance January 1, 2004	$(62,810)	$(14,943)	$476	$(77,277)
Other comprehensive (loss) income	(532)	19,845	(714)	18,599

Balance December 31, 2004	(63,342)	4,902	(238)	(58,678)
Other comprehensive loss	(15,034)	(16,959)	(605)	(32,598)

Balance December 31, 2005	(78,376)	(12,057)	(843)	(91,276)
Other comprehensive income	71,920	27,323	902	100,145
Adjustment to initially adopt SFAS No. 158	(63,522)	—	—	(63,522)

Balance December 31, 2006	$(69,978)	$15,266	$59	$(54,653)

As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of adopting SFAS No. 158, the Company recorded liabilities equal to the under funded status of defined benefit plans, and assets equal to the over funded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. The Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized in Accumulated other comprehensive loss actuarial losses and prior service credits of $69,978 (after-tax).

NOTE E – STOCK PLANS

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – STOCK PLANS (continued)

The following table summarizes the activity for the three years ended December 31, 2006, under all Plans:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	2,071,325	$28.54	2,634,142	$24.38	3,310,876	$20.67
Options, tandem appreciation rights, restricted and deferred shares granted	241,818	$60.42	414,855	$39.65	524,750	$35.23
Options exercised	(561,218)	$24.34	(964,254)	$21.99	(1,194,366)	$18.93
Options canceled	(4,875)	$39.48	(13,418)	$32.19	(7,118)	$22.32

Balance, end of year	1,747,050	$34.28	2,071,325	$28.54	2,634,142	$24.38

Exercisable at end of year	1,161,034	$27.71	1,271,155	$23.92	1,787,310	$21.46

Options granted under both the EPI Plan and its predecessor plans are outstanding for a term of ten years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s common shares at the date of grant. Options granted under the Director Plan and its predecessor plans were 6,000 in 2006, 28,000 in 2005, and 18,000 in 2004. The Company issued shares of common stock from treasury upon all exercises of stock options in 2006, 2005 and 2004.

Restricted shares and deferred shares are valued at the quoted market price on the grant date and vest ratably over a period of three to five years. Under the EPI Plan the Company issued 27,000 restricted shares at a market price of $60.51 in 2006 and 33,970 restricted shares at a market price of $39.93 per share in 2005. There were no restricted shares issued in 2004, and no deferred shares were issued during 2006, 2005 or 2004. The Company issued 6,568 restricted shares at a market price of $60.85 under the Director Plan in 2006. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during 2006.

In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The Company uses the Black-Scholes option pricing model for estimating fair values of options. The weighted-average assumptions for the three years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Expected volatility	24.78%	25.75%	27.80%
Dividend yield	1.53%	1.90%	2.04%
Risk-free interest rate	4.53%	4.38%	3.71%
Expected option life	4.4	4.5	4.6
Weighted-average fair value of options granted during the year	$14.72	$9.57	$8.49

As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $7,745, which is expected to be recognized over a weighted average period of approximately 33 months.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – STOCK PLANS (continued)

The following table summarizes nonvested stock options, tandem appreciation rights (“TARs”), restricted and deferred shares for the year ended December 31, 2006:

	December 31, 2006
	Number of Options,	Weighted-Average
	TARs, Restricted	Fair Value at
	and Deferred Shares	Grant Date

Balance at beginning of year	746,549	$10.59
Granted	241,818	$21.08
Vested	(444,909)	$9.52
Forfeited	(3,725)	$10.18

Balance at end of period	539,733	$15.80

The aggregate intrinsic value of options outstanding at December 31, 2006, based on the Company’s closing stock price of $60.42 as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options been exercised on that date was $45,022. The aggregate intrinsic value of options exercisable at December 31, 2006, based on the Company’s closing stock price of $60.42 as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $37,982. The total intrinsic value of stock options exercised during 2006 and 2005 was $15,899 and $22,690, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Prior to the adoption of SFAS 123(R) the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount was $5,243 for 2006 and is shown as “Tax benefit from the exercise of stock options” in the consolidated statement of cash flows. Amounts reported as operating cash inflows in 2005 and 2004 were $3,898 and $5,342, respectively.

At December 31, 2006, there were 4,106,876 common shares available for future grant under all plans, and the weighted-average remaining contractual life of outstanding options was 7.3 years. The following table summarizes information about stock options outstanding as of December 31, 2006:

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
Exercise Price	Number	Average	Number	Average	Average
Range	of Options	Exercise Price	of Options	Exercise Price	Remaining Life

$13 - $17	113,234	$13.50	113,234	$13.50	3.8
$17 - $21	37,050	$19.51	37,050	$19.51	2.8
$21 - $25	515,109	$22.93	515,109	$22.93	5.7
$25 - $29	22,000	$25.48	22,000	$25.48	6.3
$29 - $33	30,000	$31.90	20,000	$31.90	7.5
$33 - $37	391,342	$35.43	267,136	$35.43	7.9
$37 - $41	397,027	$39.89	186,505	$39.90	8.5
Over $41	241,288	$60.51	—		9.2

	1,747,050		1,161,034		7.3

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE E – STOCK PLANS (continued)

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 1,726, 2,256 and 2,689 shares purchased in 2006, 2005 and 2004, respectively.

NOTE F – RATIONALIZATION CHARGES

In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company is transferring all manufacturing currently taking place at Harris Ireland to a lower cost facility in Eastern Europe and has sold the facility in Ireland for $10,352. A total of 66 employees will be impacted by the Ireland Rationalization.

The Company expects to incur a charge of approximately $4,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. In addition, the Company recorded a gain of $9,006 (pre-tax) on the sale of the facility in Ireland which is reflected in Selling, general and administrative expenses.

The Company has incurred a total of $3,989 (pre-tax) in charges related to this plan of which $3,478 (pre-tax) was incurred in 2006. Cash expenditures are expected to be paid through 2007 with the expected completion of the Ireland Rationalization occurring in the first half of 2007. As of December 31, 2006, the Company has recorded a liability of $2,296 for charges related to these efforts.

In 2004, the Company committed to a plan to rationalize machine manufacturing (the “French Rationalization”) at Lincoln Electric France, S.A.S. (“LE France”). In connection with the French Rationalization, the Company transferred machine manufacturing performed at LE France to other facilities. The Company committed to the French Rationalization as a result of the region’s decreased demand for locally-manufactured machines. In connection with the French Rationalization, the Company incurred a charge of $2,292 (pre-tax), of which $1,188 (pre-tax) was incurred in 2005 and $1,104 (pre-tax) in 2004. Employee severance costs associated with the termination of approximately 40 of LE France’s 179 employees were $2,123 (pre-tax). Costs not relating to employee severance primarily included warehouse relocation costs and professional fees.

NOTE G – DEBT

At December 31, 2006 and 2005, debt consisted of the following:

	2006	2005

Long-term debt
Senior Unsecured Notes due 2007, interest at 5.58%	$40,166	$41,328
Senior Unsecured Notes due 2009, interest at 5.89%	30,676	31,316
Senior Unsecured Notes due 2012, interest at 6.36%	78,564	79,343
Capital leases due through 2015, interest at 2.15% to 5.52%	3,427	3,574
Other borrowings due through 2023, interest at 2.0% to 5.75%	2,052	3,312

	154,885	158,873
Less current portion	40,920	1,020

Total long-term debt	$113,965	$157,853

Short-term debt
Amounts due banks, interest at 6.57% (10.35% in 2005)	6,214	7,143
Current portion long-term debt	40,920	1,020

Total short-term debt	47,134	8,163

Total debt	$161,099	$166,016

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – DEBT (continued)

Senior Unsecured Notes

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to- “EBITDA” ratios). As of December 31, 2006, the Company was in compliance with all of its debt covenants.

The maturity and interest rates of the Notes follow (in thousands):

	Amount
	Due	Matures	Interest Rate

Series A	$40,000	March 2007	5.58%
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $2,117 in 2006 and 2005 and $2,123 in 2004, and is expected to reduce annual interest expense by $1,121 in 2007. At December 31, 2006, $2,834 remains to be amortized of which $2,668 is recorded in “Long-term debt, less current portion” and $166 is recorded in “Current portion of long-term debt.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned $3,374, $1,985 and $1,756 during 2006, 2005 and 2004, respectively.

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

The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at December 31, 2006 and 2005 was $3,428 and $2,964, respectively.

Terminated swaps have increased the value of the Series A Notes from $40,000 to $40,166 as of December 31, 2006. Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,676 and decreased the value of the Series C Notes from $80,000 to $78,564 as of December 31, 2006. The weighted-average effective rate on the Notes, net of the impact of active and terminated swaps, was 5.3% for 2006.

Revolving Credit Agreement

In 2004, the Company entered into a new $175,000, five-year revolving Credit Agreement. This agreement replaced the Company’s prior $125,000, three-year revolving credit facility entered into on April 24, 2002. The Credit

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – DEBT (continued)

Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2006, there are no borrowings under the Credit Agreement.

Capital Leases

At December 31, 2006 and 2005, $3,207 and $3,309 of capital lease indebtedness was secured by property, plant and equipment, respectively. Other indebtedness secured by property, plant and equipment was $1,183 at December 31, 2005. There was no other indebtedness secured by property, plant and equipment at December 31, 2006.

Other

Maturities of long-term debt, including payments under capital leases, for the five years succeeding December 31, 2006 are $40,782 in 2007, $585 in 2008, $30,609 in 2009, $689 in 2010, $711 in 2011 and $82,102 thereafter. Total interest paid was $11,971 in 2006, $11,221 in 2005 and $10,797 in 2004. The primary difference between interest expense and interest paid is the amortization of the gain on settlement of interest rate swaps realized in 2003.

Amounts reported as Amounts due banks represent short-term borrowings of the Company’s foreign subsidiaries.

NOTE H – INCOME TAXES

The components of income before income taxes for the three years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

U.S.	$153,968	$104,702	$63,064
Non-U.S.	84,204	49,197	44,713

Total	$238,172	$153,899	$107,777

Components of income tax expense (benefit) are as follows:
Current:
Federal	$40,399	$21,978	$9,787
Non-U.S.	16,049	8,828	6,004
State and local	2,367	2,682	1,917

	58,815	33,488	17,708
Deferred:
Federal	5,859	(708)	7,802
Non-U.S.	(2,253)	(905)	2,021
State and local	743	(282)	(350)

	4,349	(1,895)	9,473

Total	$63,164	$31,593	$27,181

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – INCOME TAXES (continued)

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Statutory rate of 35% applied to pre-tax income	$83,360	$53,865	$37,722
Effect of state and local income taxes, net of federal tax benefit	2,282	1,461	895
Taxes (less than) the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	(15,676)	(9,295)	(7,624)
U.S. tax benefit of foreign source income	(3,064)	(1,537)	(2,477)
Settlement of prior year’s tax liabilities	—	(8,711)	—
Other – net	(3,738)	(4,190)	(1,335)

Total	$63,164	$31,593	$27,181

Effective tax rate	26.52%	20.50%	25.20%

Total income tax payments, net of refunds, were $55,799 in 2006, $27,179 in 2005 and $7,723 in 2004.

Significant components of deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows:

	2006	2005

Deferred tax assets:
Tax loss and credit carryforwards	$26,714	$17,734
Other accruals	9,246	9,093
Employee benefits	11,833	10,493
Pension obligations	3,369	12,702
Other	21,340	19,065

	72,502	69,087
Valuation allowance	(30,189)	(17,278)

	42,313	51,809
Deferred tax liabilities:
Property, plant and equipment	(41,625)	(46,536)
Pension obligations	(2,389)	(371)
Other	(19,826)	(13,585)

	(63,840)	(60,492)

Total	$(21,527)	$(8,683)

At December 31, 2006, certain subsidiaries had tax loss carry forwards of approximately $51,814 that will expire in various years from 2007 through 2020, except for $31,028 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2006, a valuation allowance of $30,189 had been recorded against these deferred tax assets based on

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – INCOME TAXES (continued)

this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $450 have been provided on earnings of $3,749 that are not expected to be permanently reinvested.

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

In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its U.S. Company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of the U.S. Company made an election to either remain in the Company’s existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company did not incur a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.

In September 2006, the FASB issued SFAS No. 158 which requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. The Company adopted

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

SFAS No. 158 on December 31, 2006. The incremental effects on the Company’s balance sheet at December 31, 2006 of adopting SFAS No. 158 were as follows:

	December 31, 2006
	Prior to	Effect of
	Application of	Adopting
	SFAS No. 158	SFAS No. 158	As Reported

ASSETS
Prepaid pension costs	$112,248	$(95,475)	$16,773
Intangibles, net	2,406	(2,406)	—
Deferred income taxes	2,872	39,380	42,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued pensions, current	(10,061)	8,578	(1,483)
Accrued pensions, non-current	(15,871)	(17,546)	(33,417)
Accumulated other comprehensive loss	6,456	63,522	69,978

The amount of unrecognized actuarial net loss and prior service credits included in Accumulated other comprehensive loss at December 31, 2006 was $70,337 (after-tax) and $(464) (after-tax), respectively.

The amount of unrecognized actuarial net loss and prior service credits expected to be recognized as components of net periodic benefit cost during 2007 is $4,629 (pre-tax) and $61 (pre-tax), respectively.

The changes in the pension plans’ projected benefit obligations were as follows:

	2006	2005

Obligation at January 1	$690,669	$634,968
Service cost	18,686	17,710
Interest cost	38,160	36,443
Participant contributions	503	538
Plan amendments	(5,313)	3,249
Actuarial (gain) loss	(18,635)	41,933
Benefit payments	(32,583)	(30,078)
Settlements	—	(9,538)
Currency translation	5,465	(4,556)

Obligation at December 31	$696,952	$690,669

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Changes in fair value of the pension plan assets were as follows:

	2006	2005

Fair value of plan assets at January 1	$604,983	$565,588
Actual return on plan assets	79,366	46,744
Employer contributions	20,503	34,330
Participant contributions	503	538
Benefit payments	(31,116)	(28,087)
Settlements	—	(10,334)
Currency translation	4,587	(3,796)

Fair value of plan assets at December 31	$678,826	$604,983

The funded status of the pension plans was as follows:
Funded status (plan assets less than projected benefit obligations)	$(18,126)	$(85,686)
Unrecognized net loss	112,867	170,535
Unrecognized prior service cost	(781)	5,390
Unrecognized transition assets, net	144	—

Net amount recognized	$94,104	$90,239

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $22,041, $18,798 and $0, respectively, as of December 31, 2006 and $621,654, $579,403 and $549,708, respectively, as of December 31, 2005. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $49,822, $46,362 and $37,024, respectively, as of December 31, 2006 and $43,705, $40,913 and $29,423, respectively, as of December 31, 2005. The total accumulated benefit obligation for all plans was $657,930 as of December 31, 2006 and $643,494 as of December 31, 2005.

The components of total pension expense were as follows:

	Year Ended December 31,
	2006	2005	2004

Service cost – benefits earned during the year	$18,686	$17,710	$16,039
Interest cost on projected benefit obligation	38,160	36,443	35,114
Expected return on plan assets	(50,456)	(47,155)	(44,129)
Amortization of transition assets	10	16	(35)
Amortization of prior service cost	621	3,045	2,748
Amortization of net loss	11,056	8,955	8,511
Settlement/curtailment losses (gain)	(151)	2,138	—
Termination benefits	—	176	2,599

Net pension cost of defined benefit plans	17,926	21,328	20,847
Multi-employer plans	1,237	1,040	1,148
Defined contribution plans	6,130	4,292	4,921

Total net pension expense	$25,293	$26,660	$26,916

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

In 2005, the Company terminated one of its European pension plans and incurred a settlement loss of $2,138.

The amounts recognized in the consolidated balance sheets were composed of:

	Year Ended December 31,
	2006	2005

Prepaid pension costs	$16,773	$1,956
Accrued pension liability	(34,900)	(43,448)
Intangible asset	—	5,390
Accumulated other comprehensive loss	112,231	126,341

Net amount recognized in the balance sheets	$94,104	$90,239

Weighted-average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2006 and 2005 were as follows:

	2006	2005

Discount rate	5.9%	5.6%
Rate of increase in compensation	4.0%	4.0%

Weighted-average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans as of December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Discount rate	5.6%	5.9%	6.2%
Rate of increase in compensation	4.0%	4.0%	4.0%
Expected return on plan assets	8.3%	8.4%	8.6%

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

	Target Allocation	Percentage of Plan Assets at December 31,		Weighted-Average Expected Long-Term
Asset Category	2007	2006	2005	Rate of Return

Equity securities	60% - 70%	68%	66%	9.3% - 10.1%
Debt securities	30% - 40%	32%	34%	5.5% - 6.3%

Total	100%	100%	100%	8.5%

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

Actual and expected employer contributions for the U.S. plans are as follows:

2007(expected)	$10,000
2006	$17,500
2005	$31,500

The actual amounts to be contributed to the pension plans in 2007 will be determined at the Company’s discretion.

Contributions by participants to certain non-U.S. plans were $503 and $538 for the years ended December 31, 2006 and 2005, respectively.

Expected future benefit payments for the U.S. plans are as follows: 2007 – $32,398, 2008 – $33,362, 2009 – $35,029, 2010 – $36,020, 2011 – $37,822, 2012 through 2016 – $220,588.

The Company maintains a domestic unfunded supplemental executive retirement plan (SERP) under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension expense shown above and was $2,329, $2,318 and $6,120 in 2006, 2005 and 2004, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $18,644, $18,254 and $13,943 at December 31, 2006, 2005 and 2004, respectively.

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

NOTE J – SEGMENT INFORMATION

The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding, brazing and soldering products. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. Each operating segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market conditions. Segment performance and resource allocation is measured based on income before interest and income taxes. The accounting policies of the reportable segments are

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J – SEGMENT INFORMATION (continued)

the same as those described in Note A – Significant Accounting Policies. Financial information for the reportable segments follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated

For the year ended December 31, 2006:
Net sales to unaffiliated customers	$1,305,472	$372,308	$294,135	$—	$1,971,915
Inter-segment sales	91,770	23,787	16,326	(131,883)	—

Total	$1,397,242	$396,095	$310,461	$(131,883)	$1,971,915

Income before interest and income taxes	$172,613	$46,659	$25,851	$(2,674)	$242,449
Interest income					5,876
Interest expense					(10,153)

Income before income taxes					$238,172

Total assets	$872,864	$390,733	$273,781	$(142,799)	$1,394,579
Equity investments in affiliates	2,374	12,834	33,754	—	48,962
Capital expenditures	37,269	19,777	18,956	—	76,002
Depreciation and amortization	33,135	7,993	6,697	—	47,825
For the year ended December 31, 2005:
Net sales to unaffiliated customers	$1,056,134	$305,846	$239,210	$—	$1,601,190
Inter-segment sales	54,579	24,434	13,015	(92,028)	—

Total	$1,110,713	$330,280	$252,225	$(92,028)	$1,601,190

Income before interest and income taxes	$117,224	$23,506	$16,964	$152	$157,846
Interest income					4,000
Interest expense					(7,947)

Income before income taxes					$153,899

Total assets	$784,713	$254,644	$220,507	$(98,703)	$1,161,161
Equity investments in affiliates	—	10,229	29,444	—	39,673
Capital expenditures	23,704	12,136	14,575	—	50,415
Depreciation and amortization	30,326	8,360	5,296	—	43,982

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	North		Other
	America	Europe	Countries	Eliminations	Consolidated

NOTE J – SEGMENT INFORMATION (continued)
For the year ended December 31, 2004:
Net sales to unaffiliated customers	$875,422	$281,133	$177,120	$—	$1,333,675
Inter-segment sales	38,990	27,540	19,743	(86,273)	—

Total	$914,412	$308,673	$196,863	$(86,273)	$1,333,675

Income before interest and income taxes	$72,469	$21,666	$16,690	$24	$110,849
Interest income					3,071
Interest expense					(6,143)

Income before income taxes					$107,777

Total assets	$653,378	$276,262	$188,107	$(58,583)	$1,059,164
Equity investments in affiliates	—	9,543	27,320	—	36,863
Capital expenditures	37,634	10,149	8,658	—	56,441
Depreciation and amortization	27,123	8,646	4,413	—	40,182

In 2006, the Europe segment includes rationalization charges of $3,478 (pre-tax), and a gain of $9,006 (pre-tax) on the sale of the facility in Ireland (See Note F). In addition, the Europe segment includes rationalization charges of $1,761 (pre-tax) and $2,440 (pre-tax) in 2005 and 2004, respectively (see Note F).

Inter-segment sales between reportable segments are recorded at cost plus an agreed upon intercompany profit, which approximates an arm’s length price, and are eliminated in consolidation. Export sales (excluding intercompany sales) from North America were $180,114 in 2006, $115,712 in 2005 and $89,767 in 2004. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2006.

The geographic split of the Company’s net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2006	2005	2004

Net sales:
United States	$1,004,786	$839,038	$702,394
Foreign countries	967,129	762,152	631,281

Total	$1,971,915	$1,601,190	$1,333,675

Property, plant and equipment:
United States	$178,717	$184,434	$167,925
Foreign countries	212,429	158,271	150,426
Eliminations	(1,628)	(2,172)	(2,235)

Total	$389,518	$340,533	$316,116

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – ACQUISITIONS

On October 31, 2006, the Company acquired all of the outstanding stock of Metrode, a privately held manufacturer of specialty welding consumables headquartered near London, England, for approximately $25,000 in cash. The Company began consolidating the results of Metrode in the Company’s consolidated financial statements in November 2006. The purchase price allocation for this investment resulted in goodwill of approximately $4,000. The Company expects this acquisition to provide high quality, innovative solutions for many specialty high-end applications, including the rapidly growing power generation and petrochemical industries. Annual sales are approximately $25,000.

On April 29, 2005, the Company acquired all of the outstanding stock of J.W. Harris, a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began consolidating the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005. The purchase price allocation for this investment resulted in goodwill of $13,263. This acquisition has provided the Company with a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. J.W. Harris has manufacturing plants in Ohio and Rhode Island and an international distribution center located in Spain.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Cash and cash equivalents	$120,212	$120,212	$108,007	$108,007
Amounts due banks	6,214	6,214	7,143	7,143
Long-term debt (including current portion)	154,885	159,539	158,873	165,316

Foreign Exchange Contracts:  The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $59,612 and $48,847 at December 31, 2006 and 2005, respectively. The Company would have paid $47 at December 31, 2006, and $52 at December 31, 2005 to settle these contracts, representing the fair value of the contracts.

Interest Rate Swap Agreements:  At December 31, 2006 and 2005, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $110,000 of debt from fixed to floating interest rates. The Company would have paid $3,428 and $2,964 at December 31, 2006 and 2005, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.

NOTE M – OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – OPERATING LEASES (continued)

dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $11,613 in 2006, $11,389 in 2005 and $10,817 in 2004.

At December 31, 2006, total future minimum lease payments for noncancelable operating leases are $8,848 in 2007, $7,185 in 2008, $4,683 in 2009, $2,439 in 2010, $2,063 in 2011 and $5,541 thereafter.

NOTE N – CONTINGENCIES

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The claimants in the asbestos and manganese cases seek compensatory and punitive damages, in most cases for unspecified amounts. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. Although defense costs have been increasing, all other costs associated with these claims, including indemnity charges and settlements, have been immaterial to the Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate (exclusive of defense costs), will not have a material adverse impact upon the Company’s consolidated financial statements.

The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $8,027 at December 31, 2006. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2007 and the other maturing in May 2009. The other two loans mature in October 2010, one for $2,709 and the other for $1,318. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.

NOTE O – QUARTERLY FINANCIAL DATA (UNAUDITED)

2006	Mar 31	Jun 30	Sep 30	Dec 31

Net sales	$468,394	$502,510	$495,137	$505,874
Gross profit	130,066	146,467	141,337	134,407
Income before income taxes	51,876	63,037	61,642	61,617
Net income	36,749	42,619	43,855	51,785
Basic earnings per share	$0.87	$1.00	$1.03	$1.21
Diluted earnings per share	$0.86	$0.99	$1.02	$1.20

2005
Net sales	$362,903	$405,902	$412,013	$420,372
Gross profit	98,278	113,951	111,192	113,494
Income before income taxes	30,217	42,762	42,850	38,070
Net income	22,240	32,112	38,188	29,766
Basic earnings per share	$0.53	$0.77	$0.91	$0.71
Diluted earnings per share	$0.53	$0.77	$0.90	$0.70

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

The quarters ending March 31, June 30, September 30 and December 31, 2006 include pre-tax charges relating to the Company’s European rationalization program of $1,049 ($1,049 after-tax), $1,292 ($1,292 after-tax), $665 ($665 after-tax) and $472 ($472 after-tax, respectively (See Note F). The quarter ended December 31, 2006 also includes a pre-tax gain of $9,006 ($7,204 after tax) on the sale of the Company’s facility in Ireland (See Note F).

The quarter ended March 31, 2005 includes a pre-tax charge of $1,250 ($848 after-tax) relating to the Company’s European rationalization program (See Note F). The quarter ended June 30, 2005 includes a one-time state income tax benefit of $1,807 relating to a change in Ohio tax laws including the effect of lower tax rates. The quarter ended September 30, 2005 includes a favorable adjustment of $7,201 related to the resolution of prior years’ tax liabilities and a pre-tax gain of $1,418 ($876 after-tax) on the favorable settlement of legal disputes. The quarter ended December 31, 2005 includes a net favorable tax benefit of $2,656 associated with the repatriation of foreign earnings and the resolution of prior years’ tax liabilities, offset by a $511 charge ($455 after tax) related to the Company’s European rationalization program (See Note F) and a loss on the sale of a business of $1,942 ($1,678 after tax).

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

(In thousands of dollars)

		Additions
			(1)
			Charged to
	Balance at	Charged to	other		Balance
	Beginning	Costs and	accounts	(2)	at End
Description	of Period	Expenses	(describe)	Deductions	of Period

Allowance for doubtful accounts:
Year ended December 31, 2006	$7,583	$3,255	$325	$2,679	$8,484
Year ended December 31, 2005	$9,295	$3,019	$(761)	$3,970	$7,583
Year ended December 31, 2004	$8,101	$2,449	$517	$1,772	$9,295

(1) – Currency translation adjustment.
(2) – Uncollectible accounts written-off, net of recoveries.