Form 10-Q
period 2007-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2007-04-30
CIK 59527

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1860551 (I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of March 31, 2007 was 42,880,248.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$549,043	$468,394
Cost of goods sold	390,827	338,328

Gross profit	158,216	130,066

Selling, general & administrative expenses	89,520	76,671
Rationalization charges	396	1,049

Operating income	68,300	52,346

Other income (expense):
Interest income	1,450	1,194
Equity earnings in affiliates	1,478	364
Other income	464	373
Interest expense	(2,727)	(2,401)

Total other income (expense)	665	(470)

Income before income taxes	68,965	51,876
Income taxes	20,965	15,127

Net income	$48,000	$36,749

Per share amounts:
Basic earnings per share	$1.12	$0.87

Diluted earnings per share	$1.11	$0.86

Cash dividends declared per share	$0.22	$0.19

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94,536	$120,212
Accounts receivable (less allowance for doubtful accounts of $7,572 in 2007; $8,484 in 2006)	337,560	298,993
Inventories
Raw materials	108,669	106,725
In-process	51,423	50,736
Finished goods	212,983	193,683

	373,075	351,144
Deferred income taxes	6,474	5,534
Other current assets	52,738	53,527

TOTAL CURRENT ASSETS	864,383	829,410

PROPERTY, PLANT AND EQUIPMENT
Land	35,684	34,811
Buildings	232,452	230,390
Machinery and equipment	585,851	574,133

	853,987	839,334
Less: accumulated depreciation and amortization	458,242	449,816

	395,745	389,518

OTHER ASSETS
Prepaid pension costs	21,705	16,773
Equity investments in affiliates	50,664	48,962
Intangibles, net	43,907	41,504
Goodwill	36,637	35,208
Long-term investments	29,232	28,886
Other	9,685	4,318

	191,830	175,651

TOTAL ASSETS	$1,451,958	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$5,208	$6,214
Trade accounts payable	159,090	142,264
Accrued employee compensation and benefits	60,383	45,059
Accrued expenses	23,374	24,652
Accrued taxes, including income taxes	30,546	35,500
Accrued pensions	1,483	1,483
Dividends payable	9,420	9,403
Other current liabilities	30,534	32,793
Current portion of long-term debt	802	40,920

TOTAL CURRENT LIABILITIES	320,840	338,288

Long-term debt, less current portion	114,368	113,965
Accrued pensions	33,565	33,417
Deferred income taxes	21,494	27,061
Accrued taxes, non-current	33,778	—
Other long-term liabilities	28,867	28,872
SHAREHOLDERS’ EQUITY
Preferred shares, without par value — at stated capital amount; authorized - 5,000,000 shares; issued and outstanding — none
Common shares, without par value — at stated capital amount; authorized - 120,000,000 shares; issued - 49,290,717 shares in 2007 and 2006; outstanding - 42,880,248 shares in 2007 and 42,806,429 shares in 2006	4,929	4,929
Additional paid-in capital	139,437	137,315
Retained earnings	943,050	906,074
Accumulated other comprehensive loss	(49,137)	(54,653)
Treasury shares, at cost - 6,410,469 shares in 2007 and 6,484,288 shares in 2006	(139,233)	(140,689)

TOTAL SHAREHOLDERS’ EQUITY	899,046	852,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,451,958	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$48,000	$36,749
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	396	1,049
Depreciation and amortization	12,511	11,447
Equity (earnings) losses of affiliates, net	(1,134)	67
Deferred income taxes	(4,328)	1,157
Stock-based compensation	1,119	919
Amortization of terminated interest rate swaps	(401)	(522)
Other non-cash items, net	933	(856)
Changes in operating assets and liabilities net of effects from acquisitions:
Increase in accounts receivable	(35,734)	(36,277)
Increase in inventories	(18,116)	(25,097)
Decrease (increase) in other current assets	1,190	(3,327)
Increase in accounts payable	15,281	30,924
Increase in other current liabilities	27,831	18,728
Contributions to pension plans	(5,178)	(8,165)
Increase in accrued pensions	290	4,426
Net change in other long-term assets and liabilities	(317)	(1,596)

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,343	29,626

INVESTING ACTIVITIES
Capital expenditures	(15,724)	(17,526)
Acquisition of businesses, net of cash acquired	(4,362)	—
Proceeds from sale of property, plant and equipment	73	124

NET CASH USED BY INVESTING ACTIVITIES	(20,013)	(17,402)

FINANCING ACTIVITIES
Payments on short-term borrowings	(13)	(925)
Amounts due banks, net	(1,599)	(3,413)
Payments on long-term borrowings	(40,108)	(207)
Proceeds from exercise of stock options	2,426	5,811
Tax benefit from the exercise of stock options	496	2,062
Cash dividends paid to shareholders	(9,403)	(8,014)

NET CASH USED BY FINANCING ACTIVITIES	(48,201)	(4,686)

Effect of exchange rate changes on cash and cash equivalents	195	511

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,676)	8,049

Cash and cash equivalents at beginning of year	120,212	108,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,536	$116,056

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
March 31, 2007
NOTE A – BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries and all non-majority owned entities for which it has a controlling interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
NOTE B – STOCK-BASED COMPENSATION
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), which replaces the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), which replaces the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
The Company issued 73,819 and 251,161 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2007 and 2006, respectively.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (SFAS) 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard did not have a material impact on the Company’s financial statements.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS 123, as defined in APB 25, and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2007 and 2006 was $1,119 and $919, respectively. The related tax benefit for the three months ended March 31, 2007 and 2006 was $428 and $351, respectively.

NOTE C – GOODWILL AND INTANGIBLE ASSETS
The Company performs an annual impairment test of goodwill in the fourth quarter of each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. There were no impairments of goodwill during the first three months of 2007. Goodwill totaled $36,637 and $35,208 at March 31, 2007 and December 31, 2006, respectively. Goodwill by segment at March 31, 2007 was $13,271 for North America, $10,790 for Europe and $12,576 for Other Countries.
Gross intangible assets other than goodwill as of March 31, 2007 and December 31, 2006 were $61,400 and $58,346, respectively, and related accumulated amortization was $17,493 and $16,842, respectively. Aggregate amortization expense was $480 and $433 for the three months ended March 31, 2007 and 2006, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $12,957 at March 31, 2007 and $12,585 at December 31, 2006.
NOTE D – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$48,000	$36,749
Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	42,843	42,280
Effect of dilutive securities — Employee stock options	506	438

Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	43,349	42,718

Basic earnings per share	$1.12	$0.87

Diluted earnings per share	$1.11	$0.86

NOTE E – COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$48,000	$36,749
Other comprehensive income:
Unrealized loss on derivatives designated and qualified as cash flow hedges, net of tax	(311)	(866)
Currency translation adjustment	5,001	3,562
Amortization of defined benefit plan prior service costs and actuarial losses	826	—

Total comprehensive income	$53,516	$39,445

NOTE F – INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $71,766 at March 31, 2007 and $68,985 at December 31, 2006.

NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at March 31, 2007 and 2006 include accruals for year-end bonuses and related payroll taxes of $28,537 and $23,130, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from March 31, 2006 to March 31, 2007 is due to the increase in profitability of the Company.
NOTE H – SEGMENT INFORMATION
The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding, brazing and soldering products. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. Each operating segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market conditions. Segment performance and resource allocation is measured based on income before interest and income taxes. Financial information for the reportable segments are as follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended March 31, 2007:
Net sales to unaffiliated customers	$345,720	$121,781	$81,542	$—	$549,043
Inter-segment sales	24,028	6,659	5,443	(36,130)	—

Total	$369,748	$128,440	$86,985	$(36,130)	$549,043

Income before interest and income taxes	$49,103	$14,682	$6,388	$69	$70,242
Interest income					1,450
Interest expense					(2,727)

Income before income taxes					$68,965

Total assets	$885,643	$438,820	$296,523	$(169,028)	$1,451,958

Three months ended March 31, 2006:
Net sales to unaffiliated customers	$320,196	$82,312	$65,886	$—	$468,394
Inter-segment sales	20,529	6,388	3,886	(30,803)	—

Total	$340,725	$88,700	$69,772	$(30,803)	$468,394

Income before interest and income taxes	$39,017	$9,073	$4,728	$265	$53,083
Interest income					1,194
Interest expense					(2,401)

Income before income taxes					$51,876

Total assets	$854,748	$278,513	$233,468	$(120,035)	$1,246,694
The Europe segment includes rationalization charges of $396 and $1,049 for the three months ended March 31, 2007 and 2006, respectively.
NOTE I – RATIONALIZATION CHARGES
In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing taking place at Harris Ireland to a lower cost facility in Eastern Europe and sold the facility in Ireland for $10,352 in the fourth quarter of 2006. A total of 66 employees were impacted by the Ireland Rationalization.
The Company incurred charges of approximately $4,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. In addition, the Company recorded a gain of $9,006 (pre-tax) on the sale of the facility in Ireland during the fourth quarter of 2006 which was reflected in Selling, general and administrative expenses. Cash expenditures are expected to be paid through 2007.

NOTE J — ACQUISITIONS
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z.o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales are approximately $5,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.
On October 31, 2006, the Company acquired all of the outstanding stock of Metrode Products Limited (“Metrode”), a privately held manufacturer of specialty welding consumables headquartered near London, England, for approximately $25,000 in cash. The Company began consolidating the results of Metrode in the Company’s consolidated financial statements in November 2006. The purchase price allocation for this investment resulted in goodwill of approximately $4,000. The Company expects this acquisition to provide high quality, innovative solutions for many high-end specialty applications, including the rapidly growing power generation and petrochemical industries. Annual sales were approximately $25,000.
NOTE K — CONTINGENCIES AND GUARANTEE
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese induced illnesses. The claimants in the asbestos and manganese cases seek compensatory and punitive damages, in most cases for unspecified amounts. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously. Although defense costs remain significant, all other costs associated with these claims, including indemnity charges and settlements, have been immaterial to the Company’s consolidated financial statements. Based on the Company’s historical experience in litigating these claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate (exclusive of defense costs), will not have a material adverse impact upon the Company’s consolidated financial statements.
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $8,000 at March 31, 2007. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2007 and the other maturing in May 2009. The other two loans mature in July 2010, one for $2,700 and the other for $1,300. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Other current liabilities. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$9,373	$7,728
Charged to costs and expenses	2,576	2,993
Deductions	(2,219)	(2,169)

Balance at end of period	$9,730	$8,552

Warranty expense was 0.5% and 0.6% of sales for the three months ended March 31, 2007 and 2006, respectively.

NOTE M – DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of March 31, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at March 31, 2007 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $401 and $522 in the first three months of 2007 and 2006, respectively, and is expected to reduce annual interest expense by $1,121 in 2007. At March 31, 2007, $2,433 remains to be amortized which is recorded in “Long-term debt, less current portion.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned $782 and $658 during the first three months of 2007 and 2006, respectively.
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
The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at March 31, 2007 and December 31, 2006 was $2,757 and $3,428, respectively.
Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,670 and decreased the value of the Series C Notes from $80,000 to $79,005 as of March 31, 2007. The weighted average effective interest rate on the Notes, net of the impact of active and terminated swaps, was 5.9% for the first three months of 2007.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of March 31, 2007, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as Amounts due banks represent the short-term borrowings of the Company’s foreign subsidiaries.

NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial statements.
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as required. The Company is currently evaluating the impact of SFAS 157 on its financial statements.
In July 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation as of January 1, 2007. See Note P.
NOTE O – RETIREMENT ANNUITY PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended
	March 31,
	2007	2006
Service cost — benefits earned during the period	$4,501	$4,867
Interest cost on projected benefit obligation	10,069	9,540
Expected return on plan assets	(13,810)	(12,606)
Amortization of prior service cost	15	281
Amortization of net loss	1,318	2,534

Net pension cost of defined benefit plans	$2,093	$4,616

The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2007. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2007. As of March 31, 2007, $4,500 has been contributed.
In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of the U.S. company made an election to either remain in the existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company did not incur a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.
In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive loss and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 also requires defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company measures plan assets and benefit obligations of its defined benefit plans as of its fiscal year-end balance sheet date.
As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of adopting SFAS No. 158, the Company recorded liabilities equal to the under funded status of defined benefit plans, and assets equal to the over funded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2006, the Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized in Accumulated other comprehensive loss actuarial losses and prior service credits of $69,978 (after-tax).
NOTE P — INCOME TAXES
The effective income tax rates of 30.4% and 29.2% for the three months ended March 31, 2007 and 2006, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The anticipated effective rate for 2007 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
Adoption of FIN 48
In July 2006, the FASB issued FIN 48 which clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation as of January 1, 2007.
The cumulative effects of applying this interpretation have been recorded as a decrease of $1,591 to retained earnings. The Company’s unrecognized tax benefits upon adoption were $28,997, of which $21,602 would affect the effective tax rate, if recognized.
In conjunction with the adoption of FIN 48, uncertain tax positions have been classified as Accrued taxes, non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, consistent with the accounting method used prior to adopting FIN 48. At January 1, 2007 the Company’s accrual for interest and penalties totaled $4,781.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the first quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share data)
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries and all non-majority owned entities for which it has a controlling interest. The following discussion and analysis of the Company’s results of operations and financial position should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Part II, Item 1A of this report for more information regarding forward-looking statements.
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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey, United Kingdom and Venezuela.
The Company’s sales and distribution network, coupled with its manufacturing facilities are reported as two separate reportable segments, North America and Europe, with all other operating segments combined and reported as Other Countries.
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
Key operating measures utilized by the operating units to manage the Company include orders, sales, inventory and fill-rates, all of which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management .
Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; earnings before interest, taxes and bonus; operating cash flows; and capital expenditures, including applicable ratios such as return on investment and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three Months Ended March 31,
	2007		2006		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$549,043	100.0%	$468,394	100.0%	$80,649	17.2%
Costs of goods sold	390,827	71.2%	338,328	72.2%	52,499	15.5%

Gross profit	158,216	28.8%	130,066	27.8%	28,150	21.6%
Selling, general and administrative expenses	89,520	16.3%	76,671	16.4%	12,849	16.8%
Rationalization charges	396	0.1%	1,049	0.2%	(653)	(62.2%)

Operating income	68,300	12.4%	52,346	11.2%	15,954	30.5%
Interest income	1,450	0.3%	1,194	0.2%	256	21.4%
Equity earnings in affiliates	1,478	0.3%	364	0.1%	1,114	306.0%
Other income	464	0.1%	373	0.1%	91	24.4%
Interest expense	(2,727)	(0.5%)	(2,401)	(0.5%)	(326)	(13.6%)

Income before income taxes	68,965	12.6%	51,876	11.1%	17,089	32.9%
Income taxes	20,965	3.8%	15,127	3.2%	5,838	38.6%

Net income	$48,000	8.8%	$36,749	7.9%	$11,251	30.6%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net Sales. Net sales for the first quarter of 2007 increased 17.2% to $549,043 from $468,394 in the prior year quarter. The increase in Net sales reflects a 9.5% or $44,638 increase due to volume, an increase of 3.6% or $16,644 in price increases, a 1.8%, or $8,340 increase from acquisitions and a 2.3% or $11,027 favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 8.0% to $345,720 for the first quarter 2007 compared to $320,196 in prior year quarter. This increase reflects an increase of 4.7% or $15,023 due to volume and an increase of $10,900 or 3.4% in price increases. European sales have increased 48.0% to $121,781 in the first quarter of 2007 from $82,312 in the prior year quarter. This increase is a result of a 23.3% or $19,195 increase in volume, an increase of 2.8% or $2,282 in price increases, an increase of 10.2% or $8,340 relating to the acquisition of Metrode Products Limited (“Metrode”) and an 11.7% or $9,652 favorable impact as a result of changes in foreign currency exchange rates. Other Countries sales increased 23.8% to $81,542 in the first quarter of 2007 from $65,886 in the prior year quarter. This increase reflects an increase of 5.3% or $3,462 in price increases, an increase of $10,420 or 15.8% due to volume and an increase of $1,774 or 2.7% as a result of changes in foreign currency exchange rates.
Gross Profit. Gross profit increased 21.6% to $158,216 during the first quarter 2007 compared to $130,066 in the prior year quarter. As a percentage of net sales, Gross profit increased to 28.8% during the first quarter 2007 from 27.8% in the prior year quarter. This increase was primarily a result of favorable leverage on increased volumes. In addition, foreign currency exchange rates had a $2,665 favorable impact in first quarter 2007. This increase was partially offset by a shift in sales mix to traditionally lower margin geographies and businesses.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $12,849, or 16.8%, in the first quarter 2007, compared with the prior year quarter. The increase was primarily due to higher bonus expense of $2,899, higher selling expenses of $2,792 resulting from increased sales activity, incremental Selling, general and administrative expenses from acquisitions totaling $1,328 and foreign exchange transaction losses of $1,174. Foreign currency exchange rates increased SG&A expenses by $1,385.
Rationalization Charges. In the first quarter of 2007 and 2006, the Company recorded Rationalization charges of $396 ($396 after-tax) and $1,049 ($1,049 after-tax), respectively, primarily related to severance costs covering 66 employees at the Company’s facility in Ireland (See Note I).
Interest Income. In the first quarter of 2007, Interest income increased to $1,450 from $1,194 in the prior year quarter. The increase was a result of increases in interest rates and cash balances in 2007 when compared to 2006.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $1,478 in the first quarter of 2007 from $364 in the prior year quarter as a result of increased earnings at the Company’s joint venture investments in Turkey and Taiwan.
Interest Expense. Interest expense increased to $2,727 in the first quarter of 2007 from $2,401 in the prior year quarter as a result of higher interest rates.
Income Taxes. Income taxes for the first quarter of 2007 were $20,965 on Income before income taxes of $68,965, an effective rate of 30.4%, compared with income taxes of $15,127 on Income before income taxes of $51,876, or an effective rate of 29.2% the prior year quarter. The effective rate for first quarter of 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carry forwards, for which valuation allowances have been previously provided. The first quarter 2007 effective tax rate was higher than the prior year quarter due to an increase in earnings in higher tax rate jurisdictions.
Net Income. Net income for the first quarter 2007 was $48,000 compared to $36,749 in the prior year quarter. Diluted earnings per share for the first quarter of 2007 were $1.11 compared to $0.86 per share in 2006. Foreign currency exchange rate movements had a $904 favorable impact on Net income for the first quarter of 2007 and a $487 unfavorable impact in 2006.
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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
(In thousands)	2007	2006	Change
Cash provided by operating activities:	$42,343	$29,626	$12,717
Cash used by investing activities:	(20,013)	(17,402)	(2,611)
Capital expenditures	(15,724)	(17,526)	1,802
Acquisitions of businesses, net of cash acquired	(4,362)	—	(4,362)
Cash used by financing activities:	(48,201)	(4,686)	(43,515)
Amounts due banks, net	(1,599)	(3,413)	1,814
Payments on long-term borrowings	(40,108)	(207)	(39,901)
Proceeds from exercise of stock options	2,426	5,811	(3,385)
Cash dividends paid to shareholders	(9,403)	(8,014)	(1,389)
(Decrease) increase in Cash and cash equivalents	(25,676)	8,049	(33,725)
Cash and cash equivalents decreased 21.4%, or $25,676, to $94,536 as of March 31, 2007, from $120,212 as of December 31, 2006. This compares to a $8,049 increase in cash and cash equivalents during the same period in 2006.
Cash provided by operating activities increased by $12,717 for the first three months in 2007 compared to 2006. The increase was primarily related to an increase in net income partially offset by an increase in working capital levels when compared to 2006. Average working capital to sales was 26.9% at March 31, 2007 compared to 25.8% at December 31, 2006. Days sales in inventory increased from 117.3 days at December 31, 2006 to 118.5 days at March 31, 2007. Accounts receivable days increased from 57.7 days at December 31, 2006 to 58.5 days at March 31, 2007. Average days in accounts payable increased to 41.4 days at March 31, 2007 from 38.9 days at December 31, 2006.
Cash used by investing activities for the first three months of 2007 compared to 2006 reflects an increase in cash used in the acquisition of Spawmet Sp. z.o.o. (“Spawmet”) of $4,362. In addition, capital expenditures during the first three months of 2007 were $15,724, a $1,802 decrease from 2006. The Company anticipates capital expenditures in 2007 of approximately $65,000 — $75,000. Anticipated capital expenditures reflect plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities increased $43,515 in first quarter of 2007 compared to first quarter of 2006. The increase was primarily due to an increase in the reduction of debt resulting from the $40,000 repayment of the Company’s Series A Senior Unsecured Notes and a decrease in proceeds received from stock option exercises of $3,385.
The Company’s debt levels decreased from $161,099 at December 31, 2006, to $120,378 at March 31, 2007. Debt to total capitalization decreased to 11.8% at March 31, 2007 from 15.9% at December 31, 2006.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,243,988 shares at a cost of $216,392 through March 31, 2007.
In April 2007, the Company paid a quarterly cash dividend of $0.22 per share, or $9,420 to shareholders of record on March 30, 2007.
Rationalization
In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing taking place at Harris Ireland to a lower cost facility in Eastern Europe and sold the facility in Ireland for $10,352 in the fourth quarter of 2006. A total of 66 employees were impacted by the Ireland Rationalization.
The Company incurred charges of approximately $4,000 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. In addition, the Company recorded a gain of $9,006 (pre-tax) on the sale of the facility in Ireland during the fourth quarter of 2006 which was reflected in Selling, general and administrative expenses. Cash expenditures are expected to be paid through 2007.

Acquisitions
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet, a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales are approximately $5,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.
On October 31, 2006, the Company acquired all of the outstanding stock of Metrode Products Limited (“Metrode”), a privately held manufacturer of specialty welding consumables headquartered near London, England, for approximately $25,000 in cash. The Company began consolidating the results of Metrode in the Company’s consolidated financial statements in November 2006. The purchase price allocation for this investment resulted in goodwill of approximately $4,000. The Company expects this acquisition to provide high quality, innovative solutions for many high-end specialty applications, including the rapidly growing power generation and petrochemical industries. Annual sales were approximately $25,000.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of March 31, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at March 31, 2007 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $401 and $522 in the first three months of 2007 and 2006, respectively, and is expected to reduce annual interest expense by $1,121 in 2007. At March 31, 2007, $2,433 remains to be amortized which is recorded in “Long-term debt, less current portion.” The financing costs related to the $150,000 private placement are further reduced by the interest income earned on the cash balances. These short-term, highly liquid investments earned $782 and $658 during the first three months of 2007 and 2006, respectively.
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
The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at March 31, 2007 and December 31, 2006 was $2,757 and $3,428, respectively.
Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,670 and decreased the value of the Series C Notes from $80,000 to $79,005 as of March 31, 2007. The weighted average effective interest rate on the Notes, net of the impact of active and terminated swaps, was 5.9% for the first three months of 2007.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of March 31, 2007, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as Amounts due banks represent the short-term borrowings of the Company’s foreign subsidiaries.
Stock-based compensation
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), which replaces the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), which replaces the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
The Company issued 73,819 and 251,161 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2007 and 2006, respectively.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (SFAS) 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective method. The adoption of the standard did not have a material impact on the Company’s financial statements.
Prior to 2003, the Company applied the intrinsic value method permitted under SFAS 123, as defined in APB 25, and related interpretations, in accounting for the Company’s stock option plans. Accordingly, no compensation cost was recognized in years prior to adoption.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2007 and 2006 was $1,119 and $919, respectively. The related tax benefit for the three months ended March 31, 2007 and 2006 was $428 and $351, respectively.
Product liability expense
Product liability expenses remain significant, particularly with respect to welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims, indemnity payments have been immaterial and new filings have not been significant. If cost sharing dissipates for some currently unforeseen reason, however, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access. See Note K.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $8,000 at March 31, 2007. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial statements.
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as required. The Company is currently evaluating the impact of SFAS 157 on its financial statements.
In July 2006, the FASB issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation as of January 1, 2007. See Note P.
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
The Company maintains reserves for estimated income tax exposures for many jurisdictions. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may materially differ from these estimates. See Note P.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carry forwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $393 have been provided on earnings of $3,748 that are not expected to be permanently reinvested. At March 31, 2007, the Company had approximately $75,786 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry forwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2007, a valuation allowance of $30,189 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
Pensions
The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans.
In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of

Accumulated other comprehensive loss and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company measures plan assets and benefit obligations of its defined benefit plans as of its fiscal year-end balance sheet date. The Company adopted SFAS 158 as of December 31, 2006. See Note O.
As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of adopting SFAS No. 158, the Company recorded liabilities equal to the under funded status of defined benefit plans, and assets equal to the over funded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2006, the Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized in Accumulated other comprehensive loss actuarial losses and prior service credits of $69,978 (after-tax).
A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States. The market-related value of plan assets is determined by fair values at December 31.
A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as, current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.5% for its U.S. plans at December 31, 2006. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2006, investment returns in the Company’s U.S. pension plans were approximately 13.7%. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,400.
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
The Company made voluntary contributions to its U.S. defined benefit plans of $17,500 in 2006. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2007. The Company has voluntary contributed $4,500 in the first three months of 2007 and expects to voluntarily contribute a total of $10,000 to its U.S. plans in 2007.
Pension expense relating to the Company’s defined benefit plans was $17,926 in 2006. The Company expects 2007 pension expense to decline by approximately $10,000.
In the first quarter 2006, the Company modified its retirement benefit programs whereby employees of its U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of the U.S. company made an election to either remain in the existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company did not incur a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.

Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $71,766 at March 31, 2007. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
Impairment of Long-Lived Assets
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows and established business valuation multiples.
The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge.
Impairment of Goodwill and Intangibles
The Company performs an annual impairment test of goodwill in the fourth quarter of each year. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. The Company evaluates the recoverability of goodwill and intangible assets not subject to amortization as required under SFAS 142 “Goodwill and Other Intangible Assets” by comparing the fair value of each reporting unit with its carrying value. The fair values of reporting units is determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since December 31, 2006. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
At March 31, 2007, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,440 plaintiffs, which is a net increase of 23 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 23,705 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts (3 of which were satisfied and 1 of which is subject to appeal) and 422 were decided in favor of the Company following summary judgment motions.
At March 31, 2007, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 4,863 plaintiffs, which is a net decrease of 1,595 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At March 31, 2007, cases involving 1,840 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was briefed in the first quarter of 2007 and the MDL Court heard oral argument on April 23 and Aril 24, 2007. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 10,219 of those claims were dismissed, 14 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial (subsequently, however, a motion for a new trial has been granted), and 12 were settled for immaterial amounts.
On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that 8 patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid. Illinois Tool Works filed a motion to dismiss this action, which the Company has opposed, in the first quarter of 2007.
Item 1A. Risk Factors
From time to time, information we provide, statements by our employees or information included in our filings with the SEC may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of the statement, and, except as required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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
At March 31, 2007, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 4,863 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,440 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 10,219 of those claims were dismissed, 14 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial, and 12 were settled for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 23,705 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts and 422 were decided in favor of us following summary judgment motions.
Defense costs remain significant. The long-term impact of the manganese and asbestos loss contingencies, in each case in the aggregate, on operating cash flows and capital markets is difficult to assess, particularly since claims are in many different stages of development and we benefit significantly from cost-sharing with co-defendants and insurance carriers. While we intend to contest these lawsuits vigorously, and have applicable insurance relating to these claims, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese and asbestos, including the future impact of changing cost sharing arrangements or a change in our overall trial experience.
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
Further, third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that those claims are without merit, defending those claims and contesting the validity of patents can be time-consuming and costly. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products .
Our global operations are subject to increasingly complex environmental regulatory requirements .
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders – None.
Item 5. Other Information – None.

Item 6. Exhibits
(a) Exhibits
10.1	Amendment No. 1 to the 2006 Equity and Performance Incentive Plan dated October 20, 2006 (filed herewith).
10.2	Amendment No. 1 to the 2006 Stock Plan for Non-Employee Directors dated October 20, 2006 (filed herewith).
31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Vincent K. Petrella

Vincent K. Petrella, Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial and accounting officer)
April 30, 2007