Form 10-Q
period 2007-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2007-07-30
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑
The number of shares outstanding of the registrant’s common shares as of June 30, 2007 was 42,998,180.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$586,638	$502,510	$1,135,681	$970,904
Cost of goods sold	417,970	356,043	808,797	694,371

Gross profit	168,668	146,467	326,884	276,533

Selling, general & administrative expenses	93,317	83,436	182,837	160,107
Rationalization charges	—	1,292	396	2,341

Operating income	75,351	61,739	143,651	114,085

Other income (expense):
Interest income	1,699	1,400	3,149	2,594
Equity earnings in affiliates	3,677	2,160	5,155	2,524
Other income	580	176	1,044	549
Interest expense	(2,786)	(2,438)	(5,513)	(4,839)

Total other income	3,170	1,298	3,835	828

Income before income taxes	78,521	63,037	147,486	114,913
Income taxes	23,272	20,418	44,237	35,545

Net income	$55,249	$42,619	$103,249	$79,368

Per share amounts:
Basic earnings per share	$1.29	$1.00	$2.41	$1.87

Diluted earnings per share	$1.27	$0.99	$2.38	$1.85

Cash dividends declared per share	$0.22	$0.19	$0.44	$0.38

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(UNAUDITED)	(NOTE A)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$147,981	$120,212
Accounts receivable (less allowance for doubtful accounts of $7,503 in 2007; $8,484 in 2006)	360,945	298,993
Inventories
Raw materials	108,891	106,725
In-process	52,972	50,736
Finished goods	213,264	193,683

	375,127	351,144
Deferred income taxes	11,733	5,534
Other current assets	49,474	53,527

TOTAL CURRENT ASSETS	945,260	829,410

PROPERTY, PLANT AND EQUIPMENT
Land	37,685	34,811
Buildings	239,357	230,390
Machinery and equipment	600,999	574,133

	878,041	839,334
Less: accumulated depreciation and amortization	473,979	449,816

	404,062	389,518
OTHER ASSETS
Prepaid pension costs	26,699	16,773
Equity investments in affiliates	53,352	48,962
Intangibles, net	44,269	41,504
Goodwill	37,072	35,208
Long-term investments	29,514	28,886
Other	10,196	4,318

	201,102	175,651

TOTAL ASSETS	$1,550,424	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$11,617	$6,214
Trade accounts payable	160,722	142,264
Accrued employee compensation and benefits	87,178	45,059
Accrued expenses	23,686	24,652
Accrued taxes, including income taxes	23,184	35,500
Accrued pensions	1,489	1,483
Dividends payable	9,446	9,403
Other current liabilities	34,326	32,793
Current portion of long-term debt	764	40,920

TOTAL CURRENT LIABILITIES	352,412	338,288

Long-term debt, less current portion	112,422	113,965
Accrued pensions	33,835	33,417
Deferred income taxes	19,795	27,061
Accrued taxes, non-current	37,397	—
Other long-term liabilities	30,318	28,872

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — at stated capital amount; authorized — 5,000,000 shares; issued and outstanding — none
Common shares, without par value — at stated capital amount; authorized — 120,000,000 shares; issued — 49,290,717 shares in 2007 and in 2006; outstanding — 42,998,180 shares in 2007 and 42,806,429 shares in 2006	4,929	4,929
Additional paid-in capital	142,483	137,315
Retained earnings	988,839	906,074
Accumulated other comprehensive loss	(35,061)	(54,653)
Treasury shares, at cost — 6,292,537 shares in 2007 and 6,484,288 shares in 2006	(136,945)	(140,689)

TOTAL SHAREHOLDERS’ EQUITY	964,245	852,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,550,424	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$103,249	$79,368
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	396	2,341
Depreciation and amortization	25,833	22,985
Equity earnings of affiliates, net	(3,987)	(1,591)
Deferred income taxes	(11,567)	(34)
Stock-based compensation	2,229	1,938
Amortization of terminated interest rate swaps	(639)	(1,050)
Other non-cash items, net	(713)	1,624
Changes in operating assets and liabilities net of effects from acquisitions:
Increase in accounts receivable	(53,759)	(55,800)
Increase in inventories	(12,236)	(49,428)
Decrease (increase) in other current assets	5,086	(8,072)
Increase in accounts payable	14,529	27,824
Increase in other current liabilities	47,425	46,812
Contributions to pension plans	(10,395)	(16,397)
Increase in accrued pensions	1,025	8,637
Net change in other long-term assets and liabilities	976	(1,827)

NET CASH PROVIDED BY OPERATING ACTIVITIES	107,452	57,330

INVESTING ACTIVITIES
Capital expenditures	(29,640)	(32,261)
Acquisition of businesses, net of cash acquired	(4,414)	(95)
Proceeds from sale of property, plant and equipment	201	641

NET CASH USED BY INVESTING ACTIVITIES	(33,853)	(31,715)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	2,035
Payments on short-term borrowings	(13)	(925)
Amounts due banks, net	4,348	(4,634)
Payments on long-term borrowings	(40,307)	(1,449)
Proceeds from exercise of stock options	5,062	8,952
Tax benefit from the exercise of stock options	2,736	3,051
Cash dividends paid to shareholders	(18,825)	(16,077)

NET CASH USED BY FINANCING ACTIVITIES	(46,999)	(9,047)

Effect of exchange rate changes on cash and cash equivalents	1,169	852

INCREASE IN CASH AND CASH EQUIVALENTS	27,769	17,420

Cash and cash equivalents at beginning of year	120,212	108,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,981	$125,427

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
June 30, 2007
NOTE A – BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries and all non-majority owned entities for which it has a controlling interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
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
There were 541 restricted shares granted during the six months ended June 30, 2007. The Company issued 191,751 and 365,867 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2007 and 2006, respectively.
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
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2007 and 2006 was $2,229 and $1,938, respectively. The related tax benefit for the six months ended June 30, 2007 and 2006 was $852 and $741, respectively.
NOTE C – GOODWILL AND INTANGIBLE ASSETS
The Company performs an annual impairment test of goodwill in the fourth quarter of each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. There were no impairments of goodwill during the first six months of 2007 and 2006. Goodwill totaled $37,072 and $35,208 at June 30, 2007 and

December 31, 2006, respectively. Goodwill by segment at June 30, 2007 was $13,316 for North America, $10,993 for Europe and $12,763 for Other Countries.
Gross intangible assets other than goodwill as of June 30, 2007 and December 31, 2006 were $61,791 and $58,346, respectively, and related accumulated amortization was $17,522 and $16,842, respectively. Aggregate amortization expense was $955 and $827 for the six months ended June 30, 2007 and 2006, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $13,136 at June 30, 2007 and $12,585 at December 31, 2006.
NOTE D – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$55,249	$42,619	$103,249	$79,368
Denominator:
Denominator for basic earnings per share — Weighted average shares outstanding	42,947	42,514	42,895	42,397
Effect of dilutive securities — Employee stock options	514	494	512	477

Denominator for diluted earnings per share — Adjusted weighted average shares outstanding	43,461	43,008	43,407	42,874

Basic earnings per share	$1.29	$1.00	$2.41	$1.87

Diluted earnings per share	$1.27	$0.99	$2.38	$1.85

NOTE E – COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$55,249	$42,619	$103,249	$79,368
Other comprehensive income:
Unrealized income (loss) on derivatives designated and qualified as cash flow hedges, net of tax	(2,142)	1,519	(2,453)	653
Currency translation adjustment	15,389	10,199	20,390	13,761
Amortization of defined benefit plan prior service costs and actuarial losses, net of tax	829	—	1,655	—

Total comprehensive income	$69,325	$54,337	$122,841	$93,782

NOTE F – INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of inventory under the LIFO method is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $74,925 at June 30, 2007 and $68,985 at December 31, 2006.
NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at June 30, 2007 and 2006 include accruals for year-end bonuses and related payroll taxes of $53,994 and $45,774, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from June 30, 2006 to June 30, 2007 is due to the increase in profitability of the Company.
NOTE H – SEGMENT INFORMATION
The Company’s primary business is the design, manufacture and sale, in the U.S. and international markets, of arc, cutting and other welding, brazing and soldering products. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. Each operating segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market conditions. Segment performance and resource allocation is measured based on income before interest and income taxes. Financial information for the reportable segments is as follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended June 30, 2007:
Net sales to unaffiliated customers	$363,846	$132,219	$90,573	$—	$586,638
Inter-segment sales	25,644	4,525	2,853	(33,022)	—

Total	$389,490	$136,744	$93,426	$(33,022)	$586,638

Income before interest and income taxes	$55,130	$18,507	$7,347	$(1,376)	$79,608
Interest income					1,699
Interest expense					(2,786)

Income before income taxes					$78,521

Three months ended June 30, 2006:
Net sales to unaffiliated customers	$335,717	$92,355	$74,438	$—	$502,510
Inter-segment sales	25,669	6,596	3,815	(36,080)	—

Total	$361,386	$98,951	$78,253	$(36,080)	$502,510

Income before interest and income taxes	$47,428	$8,735	$7,928	$(16)	$64,075
Interest income					1,400
Interest expense					(2,438)

Income before income taxes					$63,037

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Six months ended June 30, 2007:
Net sales to unaffiliated customers	$709,566	$254,000	$172,115	$—	$1,135,681
Inter-segment sales	49,672	11,184	8,296	(69,152)	—

Total	$759,238	$265,184	$180,411	$(69,152)	$1,135,681

Income before interest and income taxes	$104,233	$33,189	$13,735	$(1,307)	$149,850
Interest income					3,149
Interest expense					(5,513)

Income before income taxes					$147,486

Total assets	$942,295	$464,813	$312,167	$(168,851)	$1,550,424

Six months ended June 30, 2006:
Net sales to unaffiliated customers	$655,912	$174,668	$140,324	$—	$970,904
Inter-segment sales	46,198	12,984	7,700	(66,882)	—

Total	$702,110	$187,652	$148,024	$(66,882)	$970,904

Income before interest and income taxes	$86,445	$17,808	$12,656	$249	$117,158
Interest income					2,594
Interest expense					(4,839)

Income before income taxes					$114,913

Total assets	$899,927	$318,200	$249,643	$(143,962)	$1,323,808
The Europe segment includes rationalization charges of $1,292 for the three months ended June 30, 2006 and $396 and $2,341 for the six months ended June 30, 2007 and 2006, respectively.
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
The Company expects to incur charges of approximately $3,500 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. In addition, the Company recorded a gain of $9,006 (pre-tax) on the sale of the facility in Ireland during the fourth quarter of 2006 which was reflected in Selling, general and administrative expenses. Cash expenditures are expected to be paid through 2007.
NOTE J – ACQUISITIONS
On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Nanjing’s annual sales are approximately $10,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z.o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company began consolidating the results of Spawmet in the Company’s consolidated financial statements in April 2007. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales are approximately $5,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.

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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $8,000 at June 30, 2007. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2008 and the other maturing in May 2009. The other two loans mature in July 2010, one for $2,700 and the other for $1,300. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE L – PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Other current liabilities. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$9,373	$7,728
Charged to costs and expenses	4,900	4,991
Deductions	(3,856)	(4,092)

Balance at end of period	$10,417	$8,627

Warranty expense was 0.4% and 0.5% of sales for the six months ended June 30, 2007 and 2006, respectively.
NOTE M – DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of June 30, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.

The maturity and interest rates of the Notes outstanding at June 30, 2007 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $639 and $1,050 in the first six months of 2007 and 2006, respectively, and is expected to reduce annual interest expense by $1,121 in 2007. At June 30, 2007, $2,195 remains to be amortized which is recorded in “Long-term debt, less current portion.”
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
The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at June 30, 2007 and December 31, 2006 was $4,318 and $3,428, respectively.
Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,405 and decreased the value of the Series C Notes from $80,000 to $77,471 as of June 30, 2007. The weighted average effective interest rate on the Notes, net of the impact of active and terminated swaps, was 6.1% for the first six months of 2007.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of June 30, 2007, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as Amounts due banks represent the short-term borrowings of the Company’s foreign subsidiaries.
NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
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

NOTE O – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost — benefits earned during the period	$4,557	$4,813	$9,058	$9,680
Interest cost on projected benefit obligation	10,142	9,457	20,211	18,997
Expected return on plan assets	(13,900)	(12,545)	(27,710)	(25,151)
Amortization of prior service cost	17	282	32	563
Amortization of net loss	1,331	2,726	2,649	5,260

Net pension cost of defined benefit plans	$2,147	$4,733	$4,240	$9,349

The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2007. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2007. As of June 30, 2007, $9,000 has been contributed.
In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its largest U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of this U.S. company made an election to either remain in the existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company did not incur a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.
In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive loss and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS No. 158 had no impact on the measurement date as the Company has historically measured the plan assets and benefit obligations of its pension and other postretirement plans as of December 31.
As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of adopting SFAS No. 158, the Company recorded liabilities equal to the under funded status of defined benefit plans, and assets equal to the over funded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2006, the Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized Accumulated other comprehensive loss of $69,978 (after-tax).
NOTE P – INCOME TAXES
The effective income tax rates of 30.0% and 30.9% for the six months ended June 30, 2007 and 2006, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The anticipated effective rate for 2007 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

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
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the second quarter of 2008. The Company is currently subject to an Internal Revenue Service (“IRS”) audit for the 2005 tax year.
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
The Company invests in the research and development of arc welding equipment and consumable products in order to continue its market leading product offering. The Company continues to invest in technologies that improve the quality and productivity of welding products. In addition, the Company continues to actively increase its patent application process in order to secure its technology advantage in the United States and other major international jurisdictions. The Company believes its significant investment in research and development and its highly trained technical sales force provide a competitive advantage in the marketplace.
The Company’s products are sold in both domestic and international markets. In North America, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of North America, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors and product users.

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

RESULTS OF OPERATIONS
The following tables present the Company’s results of operations:

	Three Months Ended June 30,
	2007		2006		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$586,638	100.0%	$502,510	100.0%	$84,128	16.7%
Costs of goods sold	417,970	71.2%	356,043	70.9%	61,927	17.4%

Gross profit	168,668	28.8%	146,467	29.1%	22,201	15.2%
Selling, general and administrative expenses	93,317	16.0%	83,436	16.6%	9,881	11.8%
Rationalization charges	—	0.0%	1,292	0.2%	(1,292)	N/A

Operating income	75,351	12.8%	61,739	12.3%	13,612	22.0%
Interest income	1,699	0.3%	1,400	0.3%	299	21.4%
Equity earnings in affiliates	3,677	0.6%	2,160	0.4%	1,517	70.2%
Other income	580	0.1%	176	0.0%	404	229.5%
Interest expense	(2,786)	(0.4%)	(2,438)	(0.5%)	(348)	14.3%

Income before income taxes	78,521	13.4%	63,037	12.5%	15,484	24.6%
Income taxes	23,272	4.0%	20,418	4.0%	2,854	14.0%

Net income	$55,249	9.4%	$42,619	8.5%	$12,630	29.6%

	Six Months Ended June 30,
	2007		2006		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,135,681	100.0%	$970,904	100.0%	$164,777	17.0%
Costs of goods sold	808,797	71.2%	694,371	71.5%	114,426	16.5%

Gross profit	326,884	28.8%	276,533	28.5%	50,351	18.2%
Selling, general and administrative expenses	182,837	16.2%	160,107	16.5%	22,730	14.2%
Rationalization charges	396	0.0%	2,341	0.2%	(1,945)	(83.1%)

Operating income	143,651	12.6%	114,085	11.8%	29,566	25.9%
Interest income	3,149	0.3%	2,594	0.2%	555	21.4%
Equity earnings in affiliates	5,155	0.5%	2,524	0.2%	2,631	104.2%
Other income	1,044	0.1%	549	0.1%	495	90.2%
Interest expense	(5,513)	(0.5%)	(4,839)	(0.5%)	(674)	13.9%

Income before income taxes	147,486	13.0%	114,913	11.8%	32,573	28.3%
Income taxes	44,237	3.9%	35,545	3.6%	8,692	24.5%

Net income	$103,249	9.1%	$79,368	8.2%	$23,881	30.1%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Sales. Net sales for the second quarter of 2007 increased 16.7% to $586,638 from $502,510 in the prior year quarter. The increase in Net sales reflects a 7.6% or $38,292 increase due to volume, an increase of 4.4% or $22,383 in price increases, a 2.0% or $9,890 increase from acquisitions and a 2.7% or $13,563 favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 8.4% to $363,846 for the second quarter 2007 compared to $335,717 in prior year quarter. This increase reflects an increase of 2.7% or $9,133 due to volume and an increase of $17,740 or 5.3% in price increases. European sales have increased 43.2% to $132,219 in the second quarter of 2007 from $92,355 in the prior year quarter. This increase is a result of a 21.0% or $19,414 increase in volume, an increase of 2.6% or $2,383 in price increases, an increase of 10.7% or $9,890 relating to acquisitions and an 8.9% or $8,177 favorable impact as a result of changes in foreign currency exchange rates. Other Countries sales increased 21.7% to $90,573 in the second quarter of 2007 from $74,438 in the prior year quarter. This increase reflects an increase of $9,745 or 13.1% due to volume, an increase of $4,130 or 5.6% as a result of changes in foreign currency exchange rates and an increase of 3.0% or $2,260 in price.

Gross Profit. Gross profit increased 15.2% to $168,668 during the second quarter 2007 compared to $146,467 in the prior year quarter. As a percentage of net sales, Gross profit decreased to 28.8% during the second quarter 2007 from 29.1% in the prior year quarter. This decrease, as a percentage of sales, was a result of an increased portion of sales and mix from lower margin geographies and businesses partially offset by favorable volume leverage in several other geographies. Lower margin geographies were impacted by pricing pressures associated with market share growth, cost increases and start-up costs associated with continued capacity expansion. In addition, foreign currency exchange rates had a $3,040 favorable impact in second quarter 2007.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $9,881, or 11.8%, in the second quarter 2007, compared with the prior year quarter. The increase was primarily due to higher bonus expense of $3,573, higher selling expenses of $1,315 resulting from increased sales activity, incremental Selling, general and administrative expenses from acquisitions totaling $1,734 and foreign exchange transaction losses of $326. Foreign currency exchange rates increased SG&A expenses by $1,707.
Rationalization Charges. In the second quarter of 2006, the Company recorded Rationalization charges of $1,292 ($1,292 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. See Note I to the Consolidated Financial Statements for further discussion.
Interest Income. In the second quarter of 2007, Interest income increased to $1,699 from $1,400 in the prior year quarter. The increase was a result of increases in interest rates and cash balances in 2007 when compared to 2006.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $3,677 in the second quarter of 2007 from $2,160 in the prior year quarter as a result of increased earnings at the Company’s joint venture investments in Turkey and Taiwan.
Interest Expense. Interest expense increased to $2,786 in the second quarter of 2007 from $2,438 in the prior year quarter as a result of higher interest rates and a lower level of amortization of the gain associated with previously terminated interest rate swap agreements. See Note M to the Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the second quarter of 2007 were $23,272 on Income before income taxes of $78,521, an effective rate of 29.6%, compared with income taxes of $20,418 on Income before income taxes of $63,037, or an effective rate of 32.4% the prior year quarter. The effective rate for second quarter of 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.
Net Income. Net income for the second quarter 2007 was $55,249 compared to $42,619 in the prior year quarter. Diluted earnings per share for the second quarter of 2007 were $1.27 compared to $0.99 per share in 2006. Foreign currency exchange rate movements had a $1,591 favorable impact on Net income for the second quarter of 2007 and a $511 favorable impact in 2006.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Sales. Net sales for the first half of 2007 increased 17.0% to $1,135,681 from $970,904 in the prior year period. The increase in Net sales reflects an 8.6% or $82,930 increase due to volume, an increase of 4.0% or $39,027 in price increases, a 1.9%, or $18,230 increase from acquisitions and a 2.5% or $24,590 favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 8.2% to $709,566 for the first half 2007 compared to $655,912 in the prior year period. This increase reflects an increase of 3.7% or $24,156 due to volume and an increase of $28,640 or 4.4% in price increases. European sales have increased 45.4% to $254,000 in the first half of 2007 from $174,668 in the prior year period. This increase is a result of a 22.1% or $38,609 increase in volume, an increase of 2.7% or $4,665 in price increases, an increase of 10.4% or $18,230 relating to acquisitions and a 10.2% or $17,828 favorable impact as a result of changes in foreign currency exchange rates. Other Countries sales increased 22.7% to $172,115 in the first half of 2007 from $140,324 in the prior year period. This increase reflects an increase of $20,165 or 14.4% due to volume, an increase of 4.1% or $5,722 in price and an increase of $5,904 or 4.2% as a result of changes in foreign currency exchange rates.
Gross Profit. Gross profit increased 18.2% to $326,884 during the first half 2007 compared to $276,533 in the prior year period. As a percentage of net sales, Gross profit increased to 28.8% during the first half 2007 from 28.5% in the prior year period. This increase was primarily a result of favorable leverage on increased volumes. In addition, foreign currency exchange rates had a $5,705 favorable impact in first half 2007. This increase was partially offset by a shift in sales mix to lower margin geographies and businesses.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $22,730, or 14.2%, in the first half 2007, compared with the prior year period. The increase was primarily due to higher bonus expense of $6,472, higher selling expenses of $4,107 resulting from increased sales activity, incremental Selling, general and administrative expenses from acquisitions totaling $3,063, higher administrative expense of $2,979 and foreign exchange transaction losses of $1,498. Foreign currency exchange rates increased SG&A expenses by $3,100.
Rationalization Charges. In the first half of 2007 and 2006, the Company recorded Rationalization charges of $396 ($396 after-tax) and $2,341 ($2,341 after-tax), respectively, primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. See Note I to the Consolidated Financial Statements for further discussion.
Interest Income. In the first half of 2007, Interest income increased to $3,149 from $2,594 in the prior year period. The increase was a result of increases in interest rates and cash balances in 2007 when compared to 2006.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $5,155 in the first half of 2007 from $2,524 in the prior year period as a result of increased earnings at the Company’s joint venture investments in Turkey and Taiwan.
Interest Expense. Interest expense increased to $5,513 in the first half of 2007 from $4,839 in the prior year period as a result of higher interest rates and a lower level of amortization of the gain associated with previously terminated interest rate swap agreements. See Note M to the Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the first half of 2007 were $44,237 on Income before income taxes of $147,486, an effective rate of 30.0%, compared with income taxes of $35,545 on Income before income taxes of $114,913, or an effective rate of 30.9% the prior year period. The effective rate for first half of 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.
Net Income. Net income for the first half 2007 was $103,249 compared to $79,368 in the prior year period. Diluted earnings per share for the first half of 2007 were $2.38 compared to $1.85 per share in 2006. Foreign currency exchange rate movements had a $2,495 favorable impact on Net income for the first half of 2007 and did not have a material impact in the first half of 2006.
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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
(In thousands)	2007	2006	Change
Cash provided by operating activities:	$107,452	$57,330	$50,122
Cash used by investing activities:	(33,853)	(31,715)	(2,138)
Capital expenditures	(29,640)	(32,261)	2,621
Acquisitions of businesses, net of cash acquired	(4,414)	(95)	(4,319)
Cash used by financing activities:	(46,999)	(9,047)	(37,952)
Amounts due banks, net	4,348	(4,634)	8,982
Payments on long-term borrowings	(40,307)	(1,449)	(38,858)
Proceeds from exercise of stock options	5,062	8,952	(3,890)
Tax benefit from the exercise of stock options	2,736	3,051	(315)
Cash dividends paid to shareholders	(18,825)	(16,077)	(2,748)
Increase in Cash and cash equivalents	27,769	17,420	10,349
Cash and cash equivalents increased 23.1%, or $27,769, to $147,981 as of June 30, 2007, from $120,212 as of December 31, 2006. This compares to a $17,420 increase in cash and cash equivalents during the same period in 2006.
Cash provided by operating activities increased by $50,122 for the first half of 2007 compared to 2006. The increase was primarily related to an increase in net income and a lower increase in working capital levels when compared to 2006. Average working capital to sales was 26.9% at June 30, 2007 compared to 25.8% at December 31, 2006. Days sales in inventory decreased from 117.3 days at December 31, 2006 to 110.5 days at June 30, 2007. Accounts receivable days increased from 57.7 days at December 31, 2006 to 58.3 days at June 30, 2007. Average days in accounts payable decreased to 38.5 days at June 30, 2007 from 38.9 days at December 31, 2006.
Cash used by investing activities for the first half of 2007 compared to 2006 reflects an increase in cash used in the acquisition of Spawmet Sp. z.o.o. (“Spawmet”) of $4,414. In addition, capital expenditures during the first half of 2007 were $29,640, a $2,621 decrease from 2006. The Company anticipates capital expenditures in 2007 of approximately $65,000 - $75,000. Anticipated capital expenditures reflect plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities increased $37,952 in first half of 2007 compared to the first half of 2006. The increase was primarily due to an increase in the reduction of debt resulting from the $40,000 repayment of the Company’s Series A Senior Unsecured Notes and a decrease in proceeds received from stock option exercises of $3,890.
The Company’s debt levels decreased from $161,099 at December 31, 2006, to $124,803 at June 30, 2007. Debt to total capitalization decreased to 11.5% at June 30, 2007 from 15.9% at December 31, 2006.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,243,988 shares at a cost of $216,392 through June 30, 2007.
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
The Company expects to incur charges of approximately $3,500 (pre-tax) associated with employee severance costs, equipment relocation, employee retention and professional services. In addition, the Company recorded a gain of $9,006 (pre-tax) on the sale of the facility in Ireland during the fourth quarter of 2006 which was reflected in Selling, general and administrative expenses. Cash expenditures are expected to be paid through 2007.
Acquisitions
On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Nanjing’s annual sales are approximately $10,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet, a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company began consolidating the results of Spawmet in the Company’s consolidated financial statements in April 2007. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisal associated with the valuation of certain tangible and intangible assets is not complete. The Company anticipates the final purchase price allocations for this transaction will be completed by the end of 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales are approximately $5,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of June 30, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at June 30, 2007 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the instrument. The amortization of this gain reduced interest expense by $639 and $1,050 in the first half of 2007 and 2006, respectively, and is expected to reduce annual interest expense by $1,121 in 2007. At June 30, 2007, $2,195 remains to be amortized which is recorded in “Long-term debt, less current portion.”
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
The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at June 30, 2007 and December 31, 2006 was $4,318 and $3,428, respectively.
Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,405 and decreased the value of the Series C Notes from $80,000 to $77,471 as of June 30, 2007. The weighted average effective interest rate on the Notes, net of the impact of active and terminated swaps, was 6.1% for the first six months of 2007.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of June 30, 2007, there are no borrowings under the Credit Agreement.
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
There were 541 restricted shares granted during the six months ended June 30, 2007. The Company issued 191,751 and 365,867 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2007 and 2006, respectively.
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
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2007 and 2006 was $2,229 and $1,938, respectively. The related tax benefit for the six months ended June 30, 2007 and 2006 was $852 and $741, respectively.
Product liability expense
Product liability expenses remain significant, particularly with respect to welding fume claims. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and capital markets access is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims, indemnity payments have been immaterial and new filings have not been significant. If cost sharing dissipates for some currently unforeseen reason, however, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access. See Note K to the Consolidated Financial Statements for further discussion.
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $8,000 at June 30, 2007. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.

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
In July 2006, the FASB issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation as of January 1, 2007. See Note P to the Consolidated Financial Statements for further discussion.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made from the prior period. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.
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

however, actual results may materially differ from these estimates. See Note P to the Consolidated Financial Statements for further discussion.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $215 have been provided on earnings of $1,588 million that are not expected to be permanently reinvested. At June 30, 2007, the Company had approximately $80,191 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2007, a valuation allowance of $29,019 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive loss and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS No. 158 had no impact on the measurement date as the Company has historically measured the plan assets and benefit obligations of its pension and other postretirement plans as of December 31. See Note O to the Consolidated Financial Statements for further discussion.
As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. As a result of adopting SFAS No. 158, the Company recorded liabilities equal to the under funded status of defined benefit plans, and assets equal to the over funded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2006, the Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized Accumulated other comprehensive loss of $69,978 (after-tax).
A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States. The market-related value of plan assets is determined by fair values at December 31.
A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.5% for its U.S. plans at December 31, 2006. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2006, investment returns in the Company’s U.S. pension plans were approximately 13.7%. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,400.
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
The Company made voluntary contributions to its U.S. defined benefit plans of $17,500 in 2006. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2007. The Company has voluntary contributed $9,000 in the first six months of 2007 and expects to voluntarily contribute a total of $10,000 to its U.S. plans in 2007.
Pension expense relating to the Company’s defined benefit plans was $17,926 in 2006. The Company expects 2007 pension expense to decline by approximately $10,000.
In the first quarter 2006, the Company modified its retirement benefit programs whereby employees of its largest U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of this U.S. company made an election to either remain in the existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company did not incur a significant change in retirement costs immediately after the change, however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $74,925 at June 30, 2007. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
At June 30, 2007, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,420 plaintiffs, which is a net decrease of 20 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 23,763 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts (3 of which were satisfied and 1 of which is subject to appeal), 1 was resolved by agreement for an immaterial amount and 445 were decided in favor of the Company following summary judgment motions.
At June 30, 2007, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 4,553 plaintiffs, which is a net decrease of 310 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At June 30, 2007, cases involving 1,840 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case is pending. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 10,550 of those claims were dismissed, 14 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial (subsequently, however, a motion for a new trial has been granted), and 12 were resolved by agreement for immaterial amounts.

On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that 8 patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid. Illinois Tool Works filed a motion to dismiss this action, which the Court denied on June 21, 2007.
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
At June 30, 2007, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 4,553 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,420 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 10,550 of those claims were dismissed, 14 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial, and 12 were resolved by agreement for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 23,763 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts, 1 was resolved by agreement for an immaterial amount and 445 were decided in favor of us following summary judgment motions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (“Lincoln”) was held on April 27, 2007.

(b)	No response is required.

(c)	The following matters were voted upon by security holders:
(i)	Election of Directors. The shareholders voted in favor of electing the following persons as Directors of the Company:

		Abstentions/ Votes
For term ending in 2010	Votes For	Against	Broker Non-Votes
Stephen G. Hanks	31,908,158	168,981	—
Kathryn Jo Lincoln	31,249,030	828,109	—
William E. MacDonald, III	31,894,157	182,982	—
George H. Walls, Jr.	31,887,869	189,270	—
(ii)	Approval of the 2007 Management Incentive Compensation Plan:

Votes For	24,208,864
Votes Against	1,308,455
Abstentions	307,639
Broker Non-Votes	6,252,183
(iii)	Ratification of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young, LLP as independent auditors to examine the Company’s books of account and other records and internal control over financial reporting for the fiscal year ending December 31, 2007.

Votes For	31,630,248
Votes Against	312,936
Abstentions	133,957
Broker Non-Votes	—
(d)	Not applicable.

Item 5. Other Information
(a)	On April 27, 2007, the shareholders of the Company approved the 2007 Management Incentive Compensation Plan (the “2007 Incentive Plan”) at the Company’s Annual Meeting of Shareholders.

The 2007 Incentive Plan is a cash-based plan that provides for annual and long-term awards based on the achievement of performance goals. The Compensation and Executive Development Committee of the Board of Directors, which administers the 2007 Incentive Plan, designates those employees who are eligible to participate in the plan. The purpose of the 2007 Incentive Plan is to reinforce corporate, organizational and business-development goals, to promote the achievement of year-to-year financial and other business objectives and to reward the performance of eligible employees in fulfilling their individual responsibilities. An additional purpose of the plan is to provide qualified performance-based compensation programs under Section 162(m) of the U.S. Internal Revenue Code in order to preserve the Company’s tax deduction for compensation paid under the plan to “covered employees.” Under the terms of the 2007 Incentive Plan, the maximum payout under an annual award is limited to $4,000,000, and the maximum payout under a long-term award is also limited to $4,000,000.

The foregoing is a summary of the 2007 Incentive Plan and not a complete discussion thereof. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the 2007 Incentive Plan, which is listed as Exhibit 10.1 in this report and incorporated herein by reference.

(b)	None.
Item 6. Exhibits
(a) Exhibits
10.1	Lincoln Electric Holdings, Inc. 2007 Management Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement filed on March 29, 2007 and incorporated herein by reference and made a part hereof).

31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
/s/ Vincent K. Petrella
Vincent K. Petrella, Senior Vice President,
Chief Financial Officer and Treasurer (principal financial and accounting officer) July 30, 2007