Form 10-Q
period 2007-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2007-10-29
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                     Yes ☐   No ☑
The number of shares outstanding of the registrant’s common shares as of September 30, 2007 was 43,119,057.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$564,824	$495,137	$1,700,505	$1,466,041
Cost of goods sold	405,083	353,800	1,213,880	1,048,171

Gross profit	159,741	141,337	486,625	417,870

Selling, general & administrative expenses	92,140	81,019	274,977	241,126
Rationalization charges	—	665	396	3,006

Operating income	67,601	59,653	211,252	173,738

Other income (expense):
Interest income	2,290	1,607	5,439	4,201
Equity earnings in affiliates	2,263	2,450	7,418	4,974
Other income	819	436	1,863	985
Interest expense	(2,866)	(2,504)	(8,379)	(7,343)

Total other income	2,506	1,989	6,341	2,817

Income before income taxes	70,107	61,642	217,593	176,555
Income taxes	20,129	17,787	64,366	53,332

Net income	$49,978	$43,855	$153,227	$123,223

Per share amounts:
Basic earnings per share	$1.16	$1.03	$3.57	$2.90

Diluted earnings per share	$1.15	$1.02	$3.53	$2.87

Cash dividends declared per share	$0.22	$0.19	$0.66	$0.57

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(UNAUDITED)	(NOTE A)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223,220	$120,212
Accounts receivable (less allowance for doubtful accounts of $7,799 in 2007; $8,484 in 2006)	353,316	298,993
Inventories
Raw materials	97,446	106,725
Work-in-process	50,028	50,736
Finished goods	208,503	193,683

	355,977	351,144
Deferred income taxes	14,243	5,534
Other current assets	51,111	53,527

TOTAL CURRENT ASSETS	997,867	829,410

PROPERTY, PLANT AND EQUIPMENT
Land	40,843	34,811
Buildings	249,731	230,390
Machinery and equipment	613,391	574,133

	903,965	839,334
Less accumulated depreciation and amortization	483,402	449,816

	420,563	389,518

OTHER ASSETS
Prepaid pension costs	28,823	16,773
Equity investments in affiliates	56,571	48,962
Intangibles, net	44,479	41,504
Goodwill	37,796	35,208
Long-term investments	29,874	28,886
Other	10,459	4,318

	208,002	175,651

TOTAL ASSETS	$1,626,432	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(UNAUDITED)	(NOTE A)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$11,272	$6,214
Trade accounts payable	140,203	142,264
Accrued employee compensation and benefits	109,430	45,059
Accrued expenses	24,313	24,652
Accrued taxes, including income taxes	23,416	35,500
Accrued pensions	1,333	1,483
Dividends payable	9,473	9,403
Other current liabilities	36,389	32,793
Current portion of long-term debt	781	40,920

TOTAL CURRENT LIABILITIES	356,610	338,288

Long-term debt, less current portion	114,586	113,965
Accrued pensions	34,179	33,417
Deferred income taxes	22,125	27,061
Accrued taxes, non-current	34,504	—
Other long-term liabilities	30,909	28,872

SHAREHOLDERS’ EQUITY
Preferred shares, without par value — at stated capital amount; authorized — 5,000,000 shares; issued and outstanding — none
Common shares, without par value — at stated capital amount; authorized — 120,000,000 shares; issued — 49,290,717 shares in 2007 and in 2006; outstanding — 43,119,057 shares in 2007 and 42,806,429 shares in 2006	4,929	4,929
Additional paid-in capital	146,606	137,315
Retained earnings	1,029,331	906,074
Accumulated other comprehensive loss	(12,802)	(54,653)
Treasury shares, at cost - 6,171,660 shares in 2007 and 6,484,288 shares in 2006	(134,545)	(140,689)

TOTAL SHAREHOLDERS’ EQUITY	1,033,519	852,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,626,432	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$153,227	$123,223
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	396	3,006
Depreciation and amortization	39,096	35,817
Equity earnings of affiliates, net	(5,531)	(3,541)
Deferred income taxes	(12,438)	2,462
Stock-based compensation	3,275	3,038
Amortization of terminated interest rate swaps	(880)	(1,584)
Other non-cash items, net	(233)	1,835
Changes in operating assets and liabilities net of effects from acquisitions:
(Increase) in accounts receivable	(35,185)	(48,422)
Decrease (increase) in inventories	17,841	(54,982)
Decrease (increase) in other current assets	4,570	(6,139)
(Decrease) increase in accounts payable	(13,332)	6,843
Increase in other current liabilities	65,102	54,495
Contributions to pension plans	(12,292)	(19,656)
Increase in accrued pensions	915	12,395
Net change in other long-term assets and liabilities	(424)	(3,699)

NET CASH PROVIDED BY OPERATING ACTIVITIES	204,107	105,091

INVESTING ACTIVITIES
Capital expenditures	(45,777)	(53,318)
Acquisition of businesses, net of cash acquired	(6,102)	(502)
Proceeds from sale of property, plant and equipment	607	859

NET CASH USED BY INVESTING ACTIVITIES	(51,272)	(52,961)

FINANCING ACTIVITIES
Proceeds from short-term borrowings	4,529	2,035
Payments on short-term borrowings	(1,004)	(1,058)
Amounts due banks, net	(505)	(4,499)
Payments on long-term borrowings	(40,459)	(1,561)
Proceeds from exercise of stock options	7,589	10,282
Tax benefit from exercise of stock options	5,001	3,847
Purchase of treasury shares	—	(126)
Cash dividends paid to shareholders	(28,271)	(24,178)

NET CASH USED BY FINANCING ACTIVITIES	(53,120)	(15,258)

Effect of exchange rate changes on cash and cash equivalents	3,293	1,032

INCREASE IN CASH AND CASH EQUIVALENTS	103,008	37,904

Cash and cash equivalents at beginning of period	120,212	108,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,220	$145,911

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
September 30, 2007
NOTE A — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries and all non-majority owned entities for which it has a controlling interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.
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
There were 541 restricted shares granted and issued from treasury during the nine months ended September 30, 2007 and 6,230 options granted during the nine months ended September 30, 2006. The Company issued 312,087 and 423,439 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2007 and 2006, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during the nine months ended September 30, 2006.
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
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended September 30, 2007 and 2006 was $1,046 and $1,100, respectively. The related tax benefit for the three months ended September 30, 2007 and 2006 was $400 and $420, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $3,275 and $3,038, respectively. The related tax benefit for the nine months ended September 30, 2007 and 2006 was $1,252 and $1,161, respectively.

NOTE C — GOODWILL AND INTANGIBLE ASSETS
The Company performs an annual impairment test of goodwill in the fourth quarter of each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. There were no impairments of goodwill during the first nine months of 2007 and 2006. Goodwill totaled $37,796 and $35,208 at September 30, 2007 and December 31, 2006, respectively. Goodwill by segment at September 30, 2007 was $13,308 for North America, $11,899 for Europe and $12,589 for Other Countries.
Gross intangible assets other than goodwill as of September 30, 2007 and December 31, 2006 were $63,071 and $58,346, respectively, and related accumulated amortization was $18,592 and $16,842, respectively. Aggregate amortization expense was $1,573 and $1,568 for the nine months ended September 30, 2007 and 2006, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $13,521 at September 30, 2007 and $12,585 at December 31, 2006.
NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$49,978	$43,855	$153,227	$123,223
Denominator:
Basic weighted average shares outstanding	42,969	42,608	42,875	42,468
Effect of dilutive securities — Stock options and awards	498	511	498	492

Diluted weighted average shares outstanding	43,467	43,119	43,373	42,960

Basic earnings per share	$1.16	$1.03	$3.57	$2.90

Diluted earnings per share	$1.15	$1.02	$3.53	$2.87

NOTE E — COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$49,978	$43,855	$153,227	$123,223
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges, net of tax	(592)	177	(3,045)	830
Currency translation adjustment	22,250	1,069	42,640	14,830
Amortization of defined benefit plan prior service costs and actuarial losses, net of tax	601	—	2,256	—

Total comprehensive income	$72,237	$45,101	$195,078	$138,883

NOTE F — INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $74,830 at September 30, 2007 and $68,985 at December 31, 2006.
NOTE G — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at September 30, 2007 and 2006 include accruals for year-end bonuses and related payroll taxes of $77,307 and $66,956, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from September 30, 2006 to September 30, 2007 is due to the increase in profitability of the Company.
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

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended September 30, 2007:
Net sales to unaffiliated customers	$346,723	$121,935	$96,166	$—	$564,824
Inter-segment sales	24,072	5,502	2,077	(31,651)	—

Total	$370,795	$127,437	$98,243	$(31,651)	$564,824

Income before interest and income taxes	$52,050	$15,812	$3,385	$(564)	$70,683
Interest income					2,290
Interest expense					(2,866)

Income before income taxes					$70,107

Three months ended September 30, 2006:
Net sales to unaffiliated customers	$330,387	$89,482	$75,268	$—	$495,137
Inter-segment sales	22,392	5,501	3,773	(31,666)	—

Total	$352,779	$94,983	$79,041	$(31,666)	$495,137

Income before interest and income taxes	$46,541	$10,723	$7,516	$(2,241)	$62,539
Interest income					1,607
Interest expense					(2,504)

Income before income taxes					$61,642

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Nine months ended September 30, 2007:
Net sales to unaffiliated customers	$1,056,289	$375,935	$268,281	$—	$1,700,505
Inter-segment sales	73,744	16,686	10,373	(100,803)	—

Total	$1,130,033	$392,621	$278,654	$(100,803)	$1,700,505

Income before interest and income taxes	$156,283	$49,001	$17,120	$(1,871)	$220,533
Interest income					5,439
Interest expense					(8,379)

Income before income taxes					$217,593

Total assets	$987,754	$478,052	$337,675	$(177,049)	$1,626,432

Nine months ended September 30, 2006:
Net sales to unaffiliated customers	$986,299	$264,150	$215,592	$—	$1,466,041
Inter-segment sales	68,590	18,485	11,473	(98,548)	—

Total	$1,054,889	$282,635	$227,065	$(98,548)	$1,466,041

Income before interest and income taxes	$132,985	$28,531	$20,172	$(1,991)	$179,697
Interest income					4,201
Interest expense					(7,343)

Income before income taxes					$176,555

Total assets	$912,679	$312,578	$262,360	$(131,999)	$1,355,618
The Europe segment includes rationalization charges of $665 for the three months ended September 30, 2006 and $396 and $3,006 for the nine months ended September 30, 2007 and 2006, respectively.
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
NOTE J — ACQUISITIONS
On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company began consolidating the results of Nanjing in the Company’s consolidated financial statements in July 2007. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Nanjing’s annual sales are approximately $10,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.
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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $8,100 at September 30, 2007. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2008 and the other maturing in May 2009. The other two loans mature in July 2010, one for $2,700 and the other for $1,400. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Accrued expenses. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$10,417	$8,627	$9,373	$7,728
Charged to costs and expenses	3,657	2,106	8,557	7,097
Deductions	(2,764)	(1,889)	(6,620)	(5,981)

Balance at end of period	$11,310	$8,844	$11,310	$8,844

Warranty expense was 0.7% and 0.4% of sales for the three months ended September 30, 2007 and 2006, respectively. Warranty expense was 0.5% of sales for the nine months ended September 30, 2007 and 2006.

NOTE M — DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of September 30, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at September 30, 2007 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the outstanding Notes from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $880 and $1,584 in the first nine months of 2007 and 2006, respectively, and is expected to reduce annual interest expense by $1,121 in 2007. At September 30, 2007, $1,954 remains to be amortized which is recorded in “Long-term debt, less current portion.”
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.
The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at September 30, 2007 and December 31, 2006 was $1,936 and $3,428, respectively.
Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,554 and decreased the value of the Series C Notes from $80,000 to $79,464 as of September 30, 2007. The weighted average effective interest rate on the Notes, net of the impact of active and terminated swaps, was 6.26% for the first nine months of 2007.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of September 30, 2007, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as Amounts due banks represent the short-term borrowings of the Company’s foreign subsidiaries.

NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial statements.
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
NOTE O — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost — benefits earned during the period	$4,283	$4,267	$13,341	$13,947
Interest cost on projected benefit obligation	10,041	9,474	30,252	28,471
Expected return on plan assets	(14,201)	(12,586)	(41,911)	(37,737)
Amortization of prior service cost	22	2	54	565
Amortization of net loss	1,086	2,819	3,735	8,079

Net pension cost of defined benefit plans	$1,231	$3,976	$5,471	$13,325

The Company has voluntarily contributed $10,000 to its U.S. plans in the first nine months of 2007. Based on current pension funding rules, the Company did not anticipate that contributions to the plans would be required in 2007.
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
In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive loss and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 had no impact on the measurement date as the Company has historically measured the plan assets and benefit obligations of its pension and other postretirement plans as of December 31.
As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. As a result of adopting SFAS 158, the Company recorded liabilities equal to the underfunded status of defined benefit plans, and assets equal to the overfunded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2006, the Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized Accumulated other comprehensive loss of $69,978 (after-tax).
NOTE P — INCOME TAXES
The effective income tax rates of 29.6% and 30.2% for the nine months ended September 30, 2007 and 2006, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The anticipated effective rate for 2007 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
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
For the three and nine month periods ending September 30, 2007, the gross increase in unrecognized tax benefits affecting the income statement are $2,838 and $3,427, respectively, due to various international and U.S. tax audit matters. For the three and nine month periods ending September 30, 2007, a tax benefit of $4,269 was recorded from the resolution of prior years’ tax liabilities.
As of September 30, 2007, the Company had $29,458 of unrecognized tax benefits. If recognized, approximately $21,364 would be recorded as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the third quarter of 2008. The Company is currently subject to an Internal Revenue Service (“IRS”) audit for the 2005-2006 tax years.
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
Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes and bonus; operating cash flows; and capital expenditures, including applicable ratios such as return on investment and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.
RESULTS OF OPERATIONS
The following tables present the Company’s results of operations:

	Three Months Ended September 30,
	2007		2006		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$564,824	100.0%	$495,137	100.0%	$69,687	14.1%
Cost of goods sold	405,083	71.7%	353,800	71.5%	51,283	14.5%

Gross profit	159,741	28.3%	141,337	28.5%	18,404	13.0%
Selling, general and administrative expenses	92,140	16.3%	81,019	16.4%	11,121	13.7%
Rationalization charges	—	0.0%	665	0.1%	(665)	NA

Operating income	67,601	12.0%	59,653	12.0%	7,948	13.3%
Interest income	2,290	0.4%	1,607	0.3%	683	42.5%
Equity earnings in affiliates	2,263	0.4%	2,450	0.5%	(187)	(7.6%)
Other income	819	0.1%	436	0.1%	383	87.8%
Interest expense	(2,866)	(0.5%)	(2,504)	(0.5%)	(362)	14.5%

Income before income taxes	70,107	12.4%	61,642	12.4%	8,465	13.7%
Income taxes	20,129	3.6%	17,787	3.5%	2,342	13.2%

Net income	$49,978	8.8%	$43,855	8.9%	$6,123	14.0%

	Nine Months Ended September 30,
	2007		2006		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,700,505	100.0%	$1,466,041	100.0%	$234,464	16.0%
Cost of goods sold	1,213,880	71.4%	1,048,171	71.5%	165,709	15.8%

Gross profit	486,625	28.6%	417,870	28.5%	68,755	16.5%
Selling, general and administrative expenses	274,977	16.2%	241,126	16.4%	33,851	14.0%
Rationalization charges	396	0.0%	3,006	0.2%	(2,610)	(86.8%)

Operating income	211,252	12.4%	173,738	11.9%	37,514	21.6%
Interest income	5,439	0.3%	4,201	0.3%	1,238	29.5%
Equity earnings in affiliates	7,418	0.4%	4,974	0.3%	2,444	49.1%
Other income	1,863	0.1%	985	0.0%	878	89.1%
Interest expense	(8,379)	(0.4%)	(7,343)	(0.5%)	(1,036)	14.1%

Income before income taxes	217,593	12.8%	176,555	12.0%	41,038	23.2%
Income taxes	64,366	3.8%	53,332	3.6%	11,034	20.7%

Net income	$153,227	9.0%	$123,223	8.4%	$30,004	24.3%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Sales. Net sales for the third quarter of 2007 increased 14.1% to $564,824 from $495,137 in the prior year quarter. The increase in Net sales reflects a 3.8% or $19,038 increase due to volume, an increase of 4.6% or $22,810 in price increases, a 2.6% or $12,259 increase from acquisitions and a 3.1% or $15,580 favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 4.9% to $346,723 for the third quarter 2007 compared to $330,387 in the prior year quarter. This increase reflects a decrease of 0.3% or $1,035 due to volume and an increase of $15,421 or 4.7% in price increases. European sales have increased 36.3% to $121,935 in the third quarter of 2007 from $89,482 in the prior year quarter. This increase is a result of a 10.9% or $9,794 increase in volume, an increase of 3.9% or $3,485 in price increases, an increase of 10.9% or $9,714 relating to acquisitions and a 10.6% or $9,460 favorable impact as a result of changes in foreign currency exchange rates. Other Countries sales increased 27.8% to $96,166 in the third quarter of 2007 from $75,268 in the prior year quarter. This increase reflects an increase of $10,279 or 13.7% due to volume, an increase of $4,170 or 5.5% as a result of changes in foreign currency exchange rates, an increase of $3,904 or 5.2% in price increases and an increase of $2,545 or 3.4% relating to acquisitions.
Gross Profit. Gross profit increased 13.0% to $159,741 during the third quarter 2007 compared to $141,337 in the prior year quarter. As a percentage of net sales, Gross profit was 28.3% during the third quarter 2007 compared with 28.5% in the prior year quarter. This decrease, as a percentage of sales, was a result of an increased portion of sales and mix from lower margin geographies and businesses, and a deterioration in margin leverage as a result of the weakening U.S. dollar partially offset by favorable product mix in North America as well as volume leverage within European businesses. Lower margin geographies were impacted by pricing pressures associated with market share growth, cost increases and start-up costs associated with continued capacity expansion. In addition, foreign currency exchange rates had a $3,482 favorable translation impact in the third quarter 2007.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $11,121, or 13.7%, in the third quarter 2007, compared with the prior year quarter. The increase was primarily due to higher bonus expense of $2,542, higher selling expenses of $2,496 resulting from increased sales activity, incremental Selling, general and administrative expenses from acquisitions totaling $1,947 and a higher level of foreign exchange transaction losses of $1,465. The year over year change in foreign currency exchange rates increased SG&A expenses by $2,084.
Rationalization Charges. In the third quarter of 2006, the Company recorded Rationalization charges of $665 ($665 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. See Note I to the Consolidated Financial Statements for further discussion.
Interest Income. In the third quarter of 2007, Interest income increased to $2,290 from $1,607 in the prior year quarter. The increase was a result of increases in interest rates and cash balances in 2007 when compared to 2006.
Equity Earnings in Affiliates. Equity earnings in affiliates decreased to $2,263 in the third quarter of 2007 from $2,450 in the prior year quarter as a result of decreased earnings at the Company’s joint venture investments in Turkey and Taiwan.
Interest Expense. Interest expense increased to $2,866 in the third quarter of 2007 from $2,504 in the prior year quarter. The increase is a result of higher interest rates and a lower level of amortization of the gain associated with previously terminated interest rate swap agreements offset by lower debt levels in 2007. See Note M to the Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the third quarter of 2007 were $20,129 on Income before income taxes of $70,107, an effective rate of 28.7%, compared with income taxes of $17,787 on Income before income taxes of $61,642, or an effective rate of 28.9% in the prior year quarter. The effective rate for the third quarter of 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances had been previously provided.
Net Income. Net income for the third quarter 2007 was $49,978 compared to $43,855 in the prior year quarter. Diluted earnings per share for the third quarter of 2007 were $1.15 compared to $1.02 per share in 2006. Foreign currency exchange rate movements had a $1,064 favorable translation impact on Net income for the third quarter of 2007. Foreign currency exchange rate movements did not have a material impact on Net income for the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Sales. Net sales for the first nine months of 2007 increased 16.0% to $1,700,505 from $1,466,041 in the prior year period. The increase in Net sales reflects a 7.0% or $101,967 increase due to volume, an increase of 4.2% or $61,838 in price increases, a 2.1%, or $30,488 increase from acquisitions and a 2.7% or $40,171 favorable translation impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 7.1% to $1,056,289 for the first nine months of 2007 compared to $986,299 in the prior year period. This increase reflects an increase of 2.3% or $23,120 due to volume and an increase of $44,061 or 4.5% in price increases. European sales have increased 42.3% to $375,935 in the first nine months of 2007 from $264,150 in the prior year period. This increase is a result of an 18.3% or $48,404 increase in volume, an increase of 3.1% or $8,151 in price increases, an increase of 10.6% or $27,943 relating to acquisitions and a 10.3% or $27,287 favorable translation impact as a result of changes in foreign currency exchange rates. Other Countries sales increased 24.4% to $268,281 in the first nine months of 2007 from $215,592 in the prior year period. This increase reflects an increase of $30,443 or 14.1% due to volume, an increase of 4.5% or $9,626 in price, an increase of $10,075 or 4.7% as a result of changes in foreign currency exchange rates and an increase of $2,545 or 1.1% relating to acquisitions.
Gross Profit. Gross profit increased 16.5% to $486,625 during the first nine months of 2007 compared to $417,870 in the prior year period. As a percentage of net sales, Gross profit was 28.6% during the first nine months of 2007 compared with 28.5% in the prior year period. This increase was primarily a result of favorable leverage on increased volumes offset by a shift in sales mix to lower margin geographies and businesses. In addition, foreign currency exchange rates had a favorable impact of $9,194 and $1,711 in the first nine months of 2007 and 2006, respectively.
Selling, General & Administrative Expenses. SG&A expenses increased $33,851, or 14%, in the first nine months of 2007, compared with the prior year period. The increase was primarily due to higher bonus expense of $9,014, higher selling expenses of $6,597 resulting from increased sales activity, incremental Selling, general and administrative expenses from acquisitions totaling $5,079, higher administrative expense of $3,787 and higher foreign exchange transaction losses of $2,962. The year over year change in foreign currency exchange rates increased SG&A expenses by $5,213.
Rationalization Charges. In the first nine months of 2007 and 2006, the Company recorded Rationalization charges of $396 ($396 after-tax) and $3,006 ($3,006 after-tax), respectively, related to severance costs covering 66 employees at the Company’s facility in Ireland. See Note I to the Consolidated Financial Statements for further discussion.
Interest Income. In the first nine months of 2007, Interest income increased to $5,439 from $4,201 in the prior year period. The increase was a result of increases in interest rates and cash balances in 2007 when compared to 2006.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $7,418 in the first nine months of 2007 from $4,974 in the prior year period as a result of increased earnings at the Company’s joint venture investments in Turkey and Taiwan.
Interest Expense. Interest expense increased to $8,379 in the first nine months of 2007 from $7,343 in the prior year period as a result of higher interest rates and a lower level of amortization of the gain associated with previously terminated interest rate swap agreements offset by lower debt levels in 2007. See Note M to the Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the first nine months of 2007 were $64,366 on Income before income taxes of $217,593, an effective rate of 29.6%, compared with income taxes of $53,332 on Income before income taxes of $176,555, or an effective rate of 30.2% in the prior year period. The effective rate for the first nine months of 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.
Net Income. Net income for the first nine months of 2007 was $153,227 compared to $123,223 in the prior year period. Diluted earnings per share for the first nine months of 2007 were $3.53 compared to $2.87 per share in 2006. Foreign currency exchange rate movements had a favorable translation impact of $2,979 and $689 on Net income for the first nine months of 2007 and 2006, respectively.
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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
(In thousands)	2007	2006	Change
Cash provided by operating activities:	$204,107	$105,091	$99,016
Cash used by investing activities:	(51,272)	(52,961)	1,689
Capital expenditures	(45,777)	(53,318)	7,541
Acquisitions of businesses, net of cash acquired	(6,102)	(502)	(5,600)
Cash used by financing activities:	(53,120)	(15,258)	(37,862)
Amounts due banks, net	(505)	(4,499)	3,994
Payments on long-term borrowings	(40,459)	(1,561)	(38,898)
Proceeds from exercise of stock options	7,589	10,282	(2,693)
Tax benefit from exercise of stock options	5,001	3,847	1,154
Purchase of treasury shares	—	(126)	126
Cash dividends paid to shareholders	(28,271)	(24,178)	(4,093)
Increase in Cash and cash equivalents	103,008	37,904	65,104
Cash and cash equivalents increased 85.7% or $103,008 during the first nine months of 2007, to $223,220 as of September 30, 2007. This compares to an increase of 35.1% or $37,904 to $145,911 during the first nine months of 2006.
Cash provided by operating activities increased by $99,016 for the first nine months of 2007 compared to 2006. The increase was primarily related to an increase in net income and a lower increase in working capital levels when compared to 2006. Average working capital to sales was 25.8% at September 30, 2007 and December 31, 2006 verses 26.6% at September 30, 2006. Days sales in inventory decreased to 108.8 days at September 30, 2007 from 117.3 days at December 31, 2006 and 119.4 days at September 30, 2006. Accounts receivable days increased to 59.9 at September 30, 2007 from 57.7 days at December 31, 2006 and 58.2 days at September 30, 2006. Average days in accounts payable decreased to 34.5 days at September 30, 2007 from 38.9 days at December 31, 2006 and 37.8 days at September 30, 2006.
Cash used by investing activities for the first nine months of 2007 compared to 2006 reflects an increase in cash used in the acquisition of Spawmet Sp. z.o.o. (“Spawmet”) and Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”) . In addition, capital expenditures during the first nine months of 2007 were $45,777, a $7,541 decrease from 2006. The Company anticipates capital expenditures in 2007 of approximately $60,000 — $65,000. Anticipated capital expenditures reflect plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities increased $37,862 to $53,120 in the first nine months of 2007 compared to the first nine months of 2006. The increase was primarily due to an increase in the reduction of debt resulting from the $40,000 repayment of the Company’s Series A Senior Unsecured Notes and a decrease in proceeds and tax benefits associated with stock option exercises of $1,539.
The Company’s debt levels decreased from $161,099 at December 31, 2006, to $126,639 at September 30, 2007. Debt to total capitalization decreased to 10.9% at September 30, 2007 from 15.9% at December 31, 2006.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,243,988 shares at a cost of $216,392 through September 30, 2007.
In July 2007, the Company paid a quarterly cash dividend of $0.22 per share, or $9,446 to shareholders of record on June 29, 2007.

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
Acquisitions
On July 20, 2007, the Company acquired Nanjing, a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company began consolidating the results of Nanjing in the Company’s consolidated financial statements in July 2007. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Nanjing’s annual sales are approximately $10,000. The Company does not expect the transaction to have a material impact on its financial statements in 2007.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of September 30, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured reducing the total balance outstanding of the Notes to $110,000.

The maturity and interest rates of the Notes outstanding at September 30, 2007 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $880 and $1,584 in the first nine months of 2007 and 2006, respectively, and is expected to reduce annual interest expense by $1,121 in 2007. At September 30, 2007, $1,954 remains to be amortized which is recorded in “Long-term debt, less current portion.”
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.
The fair value of these swaps is recorded in “Other long-term liabilities” with a corresponding decrease in “Long-term debt.” The fair value of these swaps at September 30, 2007 and December 31, 2006 was $1,936 and $3,428, respectively.
Active and terminated swaps have increased the value of the Series B Notes from $30,000 to $30,554 and decreased the value of the Series C Notes from $80,000 to $79,464 as of September 30, 2007. The weighted average effective interest rate on the Notes, net of the impact of active and terminated swaps, was 6.26% for the first nine months of 2007.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of September 30, 2007, there are no borrowings under the Credit Agreement.
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

There were 541 restricted shares granted and issued from treasury during the nine months ended September 30, 2007 and 6,230 options granted during the nine months ended September 30, 2006. The Company issued 312,087 and 423,439 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2007 and 2006, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during the nine months ended September 30, 2006.
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
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended September 30, 2007 and 2006 was $1,046 and $1,100, respectively. The related tax benefit for the three months ended September 30, 2007 and 2006 was $400 and $420, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $3,275 and $3,038, respectively. The related tax benefit for the nine months ended September 30, 2007 and 2006 was $1,252 and $1,161, respectively.
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
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $8,100 at September 30, 2007. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $215 have been provided on earnings of $1,588 million that are not expected to be permanently reinvested. At September 30, 2007, the Company had approximately $79,778 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2007, a valuation allowance of $29,019 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive loss and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 had no impact on the measurement date as the Company has historically measured the plan assets and benefit obligations of its pension and other postretirement plans as of December 31. See Note O to the Consolidated Financial Statements for further discussion.
As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. As a result of adopting SFAS 158, the Company recorded liabilities equal to the underfunded status of defined benefit plans, and assets equal to the overfunded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2006, the Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized Accumulated other comprehensive loss of $69,978 (after-tax).
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
The Company made voluntary contributions to its U.S. defined benefit plans of $17,500 in 2006. Based on current pension funding rules, the Company did not anticipate that contributions to the plans would be required in 2007. The Company has voluntarily contributed $10,000 in the first nine months of 2007.
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
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $74,830 at September 30, 2007. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
At September 30, 2007, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,059 plaintiffs, which is a net decrease of 361 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 24,122 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts (3 of which were satisfied and 1 of which is subject to appeal), 1 was resolved by agreement for an immaterial amount and 502 were decided in favor of the Company following summary judgment motions.
At September 30, 2007, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,762 plaintiffs, which is a net decrease of 791 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At September 30, 2007, cases involving 1,641 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was denied on September 14, 2007. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 11,342 of those claims were dismissed, 14 were tried to defense verdicts in favor of the Company, 2 were tried to hung juries,

1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial (subsequently, however, a motion for a new trial has been granted), and 12 were resolved by agreement for immaterial amounts.
On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that 8 patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid. Illinois Tool Works filed a motion to dismiss this action, which the Court denied on June 21, 2007. On September 7, 2007, the Court stayed the litigation, referencing pending reexaminations before the U.S. Patent and Trademark Office.
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
At September 30, 2007, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,762 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 31,059 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 11,342 of those claims were dismissed, 14 were tried to defense verdicts in favor of us, 2 were tried to hung juries, 1 of which resulted in a plaintiff’s verdict upon retrial and 1 of which resulted in a defense verdict upon retrial, and 12 were resolved by agreement for immaterial amounts. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 24,122 of those claims were dismissed, 10 were tried to defense verdicts, 4 were tried to plaintiff verdicts, 1 was resolved by agreement for an immaterial amount and 502 were decided in favor of us following summary judgment motions.

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
Further, in the past decade, the United States arc welding industry has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could also be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers manufacture selected consumable arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be harmed by this practice as well.
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
We rely upon patent, trademark, copyright and trade secret laws in the United States and similar laws in foreign countries, as well as agreements with our employees, customers, suppliers and other third parties, to establish and maintain our intellectual property rights. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not be sufficient to provide a competitive advantage. Further, the laws and their application in certain foreign countries do not protect our proprietary rights to the same extent as U.S. laws. Accordingly, in certain countries, we may be unable to protect our proprietary rights against unauthorized third-party copying or use, which could impact our competitive position.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders — None.
Item 5. Other Information — None.
Item 6. Exhibits
(a) Exhibits
10.1	Amendment No. 2 to the 2006 Stock Plan for Non-Employee Directors dated July 26, 2007 (filed herewith).
31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
/s/ Vincent K. Petrella
Vincent K. Petrella, Senior Vice President,
Chief Financial Officer and Treasurer (principal financial and accounting officer) October 29, 2007