Form 10-K
period 2007-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2008-02-25
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007          Commission file number 0-1402

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of the common shares held by non-affiliates as of June 30, 2007 was $3,002,327,219 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of December 31, 2007 was 42,961,679.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed on or about March 30, 2008 with respect to the registrant’s 2008 Annual Meeting of Shareholders.

PART I

Item 1.	Business

General

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. During 1998, The Lincoln Electric Company reorganized into a holding company structure, and Lincoln Electric Holdings, Inc. became the publicly-held parent of Lincoln Electric subsidiaries worldwide, including The Lincoln Electric Company.

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

The arc welding power sources and wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated robotic applications for high production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes, (2) solid electrodes produced in coil reel or drum forms for continuous feeding in mechanized welding, and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding.

The Company has wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, United Kingdom, France, Germany, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey, Venezuela and Vietnam. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan and Venezuela. See Note J to the Company’ Consolidated Financial Statements with respect to segment and geographic area information. Nearly all of the above facilities are ISO 9001 certified.

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

Employees

The number of persons employed by the Company worldwide at December 31, 2007 was 8,992. See Item 10 of Part III for information regarding the Company’s executive officers, which is incorporated herein by reference.

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

In the normal course of business, we are exposed to market risk and price fluctuations related to the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. The price of the type of steel used to manufacture our products has continued to increase significantly and has been subject to periodic shortages due to global economic factors, including increased demand for construction materials in developing nations such as China and India. We have also experienced substantial inflation in prices for other raw materials, including metals, chemicals and energy costs. Energy costs could continue to rise, which would result in higher transportation, freight and other operating costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases. Our results of operations may be harmed by shortages of supply and by increases in prices to the extent those increases can not be passed on to customers.

We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.

At December 31, 2007, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,197 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 28,362 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 11,935 of those claims were dismissed, 14 were tried to defense verdicts in favor of us and two were tried to plaintiff verdicts. In addition, 12 claims were resolved by agreement for immaterial amounts and one was decided in favor of us following a motion for summary judgment. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 26,875 of those claims were dismissed, ten were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 513 were decided in favor of us following summary judgment motions.

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

Our products are used in a variety of applications, including infrastructure projects such as oil and gas pipelines and platforms, buildings, bridges and power generation facilities, the manufacture of transportation and heavy equipment and machinery, and various other construction projects. We face risk of exposure to product liability claims in the event that accidents or failures on these projects result, or are alleged to result, in bodily injury or property damage. Further, our welding products are designed for use in specific applications, and if a product is used inappropriately, personal injury or property damage may result. For example, in the period between 1994 and 2000, we were a defendant or co-defendant in 21 lawsuits filed by building owners or insurers in Los Angeles County, California. The plaintiffs in those cases alleged that certain buildings affected by the 1994 Northridge earthquake sustained property damage in part because a particular electrode used in the construction of those buildings was unsuitable for that use. In the Northridge cases, one case was tried to a defense verdict in favor of us, 12 were voluntarily dismissed, seven were settled and we received summary judgment in our favor in another.

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

Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. For example, the Company has completed and continues to pursue acquisitions or joint ventures in the People’s Republic of China in order to strategically position resources to increase our presence in this rapidly growing market. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may involve the expenditure of significant funds and management time. Depending on the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Our current operational cash flow is sufficient to fund our current acquisition plans, but a significant acquisition would require access to the capital markets. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize expected benefits from any completed acquisition.

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

Further, in the past decade, the United States arc welding industry has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could also be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers manufacture selected consumable arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be harmed by this practice.

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

The share of sales and profits we derive from our international operations and exports from the United States is significant and growing. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States.

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

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 233 acres, of which present manufacturing facilities comprise an area of approximately 2,806,000 square feet.

In addition to the principal facilities in the Cleveland, Ohio area, the Company operates five other manufacturing locations in the United States and 29 manufacturing locations (including joint ventures) in 18 foreign countries, the locations of which are as follows:

United States:	Mason, Ohio; Cranston, Rhode Island; Gainesville, Georgia; Santa Fe Springs, California; Oceanside, California.
Australia:	Sydney.
Brazil:	Sao Paulo.
Canada:	Toronto; Mississauga.
Colombia:	Bogota.
United Kingdom:	Sheffield; Chertsey.
France:	Grand-Quevilly.
Germany:	Essen.
Indonesia:	Cikarang.
Italy:	Bologna; Genoa; Corsalone.
Mexico:	Mexico City; Torreon; Tijuana.
Netherlands:	Nijmegen.
People’s Republic of China:	Shanghai; Jining, Inner Mongolia; Jinzhou; Nanjing.
Poland:	Bielawa; Swietochlowice; Dzierzoniow.
Spain:	Barcelona.
Taiwan:	Tainan.
Turkey:	Istanbul.
Venezuela:	Maracay.
Vietnam:	Ho Chi Minh City.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note M to the Company’s Consolidated Financial Statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the foreign country where they are located. At December 31, 2007, $3.2 million of indebtedness was secured by property, plant and equipment with a book value of $5.0 million.

Item 3.	Legal Proceedings

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2007, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 28,362 plaintiffs, which is a net decrease of 2,697 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 26,875 of those claims were dismissed, ten were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 513 were decided in favor of the Company following summary judgment motions.

At December 31, 2007, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,197 plaintiffs, which is a net decrease of 565 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At December 31, 2007, cases involving 1,261 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was denied on September 14, 2007. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 11,935 of those claims were dismissed, 14 were tried to defense verdicts in favor of the Company and two were tried to plaintiff verdicts. In addition, 12 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion. On December 5, 2007, a jury returned a verdict in one such case against the Company and four co-defendants for an aggregate amount of $20.5 million in damages (one of the two plaintiff verdicts referenced above). Post trial motions are pending. The Company intends to appeal any final judgment. Based on cost sharing between co-defendants and applicable insurance, the Company believes resolution of this claim will not have a material impact on the Company’s consolidated financial statements. For further information, see Note N to the Company’s Consolidated Financial Statements and the “Product Liability Expense” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that eight patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid. Illinois Tool Works filed a motion to dismiss this action, which the Court denied on June 21, 2007. On September 7, 2007, the Court stayed the litigation, referencing pending reexaminations before the U.S. Patent and Trademark Office.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on The NASDAQ Stock Market under the symbol “LECO.” The number of record holders of common shares at December 31, 2007 was 1,892.

The total amount of dividends paid in 2007 was $37,744,123. For 2007, dividends were paid quarterly on January 15, April 13, July 13 and October 15.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2007			2006
	Stock Price		Dividends	Stock Price		Dividends
	High	Low	Declared	High	Low	Declared

First quarter	$70.19	$58.99	$0.22	$54.66	$38.20	$0.19
Second quarter	75.75	58.88	0.22	62.65	48.76	0.19
Third quarter	78.09	64.54	0.22	62.68	53.95	0.19
Fourth quarter	86.20	65.23	0.25	62.91	52.64	0.22
Source: The NASDAQ Stock Market

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans or	under the Plans
Period	Shares Repurchased	Paid Per Share	Programs	or Programs

November 1-30, 2007	187,426	$69.69	187,426	4,568,586
December 1-31, 2007	35,000	68.52	35,000	4,533,586

Total	222,426	$69.50	222,426

See Note C to the Company’s Consolidated Financial Statements.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on Lincoln Electric Holdings, Inc. (“Lincoln”) common shares against the cumulative total return of the S&P Composite 500 Stock Index (“S&P 500”), S&P 400 MidCap Index (“S&P 400”) and the Russell 2000 Stock Index (“Russell 2000”) for the five-year calendar period commencing January 1, 2003 and ending December 31, 2007. This graph assumes that $100 was invested on December 31, 2002 in each of Lincoln common, the S&P 500 companies, the S&P 400 companies and the Russell 2000 Stock Index. A compatible peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a relatively small number of competitors, many of whom either are relatively small pieces of large publicly traded companies or are privately held. The Russell 2000, published by the Frank Russell Company, represents a developed index based on a concentration of companies having relatively small market capitalization, similar to the Company.

Five Year Performance Comparison
Lincoln Common, S&P 500, S&P 400 and Russell 2000 Composite Indices

	2002	2003	2004	2005	2006	2007
Lincoln	100	110	156	183	282	336
S&P 500	100	128	142	149	172	182
S&P 400	100	135	157	177	195	211
Russell 2000	100	147	174	182	215	212

Item 6.	Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Net sales	$2,280,784	$1,971,915	$1,601,190	$1,333,675	$1,040,589
Net income	202,736	175,008	122,306	80,596	54,542
Basic earnings per share	$4.73	$4.11	$2.93	$1.96	$1.32
Diluted earnings per share	4.67	4.07	2.90	1.94	1.31
Cash dividends declared	0.91	0.79	0.73	0.69	0.64
Total assets	$1,645,296	$1,394,579	$1,161,161	$1,059,164	$928,866
Long-term debt	117,329	113,965	157,853	163,931	169,030

In 2007, the Company recorded a net gain of $188 ($107 after-tax) relating to the Company’s rationalization programs in Europe. See Note F to the Company’s Consolidated Financial Statements for further discussion. The net gain recorded in 2007 was due to a gain of $816 ($735 after-tax) related to the liquidation of the Harris Ireland Pension Plan offsetting other charges.

Results for 2006 include a pre-tax charge of $3,478 ($3,478 after-tax) relating to the Company’s rationalization programs in Europe and a pre-tax gain of $9,006 ($7,204 after-tax) on the sale of a facility in Ireland. See Note F to the Company’s Consolidated Financial Statements for further discussion.

Results for 2005 include a pre-tax charge of $1,761 ($1,303 after-tax) relating to the Company’s rationalization programs in Europe (See Note F to the Company’s Consolidated Financial Statements), a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, a favorable adjustment of $8,711 related to the resolution of prior years’ tax liabilities, a net favorable tax benefit of $1,146 associated with the repatriation of foreign earnings and a pre-tax gain of $1,418 ($876 after-tax) on the settlement of legal disputes.

Results for 2004 include a pre-tax charge of $2,440 ($2,061 after-tax) relating to the Company’s rationalization programs in Europe (See Note F to the Company’s Consolidated Financial Statements), and $4,525 ($2,828 after-tax) in pension settlement provisions, accrued base pay, bonus, and stock compensation related to the retirement of the Company’s past Chairman and CEO.

Results for 2003 include a pre-tax charge of $1,743 ($1,367 after-tax) relating to a Company rationalization program.

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

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, United Kingdom, France, Germany, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey, Venezuela and Vietnam.

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

RESULTS OF OPERATIONS

The following table shows the Company’s results of operations:

	Year Ended December 31,
	2007		2006		2005
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$2,280,784	100.0%	$1,971,915	100.0%	$1,601,190	100.0%
Cost of goods sold	1,633,218	71.6%	1,419,638	72.0%	1,164,275	72.7%

Gross profit	647,566	28.4%	552,277	28.0%	436,915	27.3%
Selling, general & administrative expenses	370,122	16.2%	315,829	16.0%	285,309	17.8%
Rationalization (gain) charges	(188)	0.0%	3,478	0.2%	1,761	0.1%

Operating income	277,632	12.2%	232,970	11.8%	149,845	9.4%
Interest income	8,294	0.4%	5,876	0.3%	4,000	0.2%
Equity earnings in affiliates	9,838	0.4%	7,640	0.4%	3,312	0.2%
Other income	2,823	0.1%	1,839	0.1%	4,689	0.3%
Interest expense	(11,430)	(0.5)%	(10,153)	(0.5)%	(7,947)	(0.5)%

Income before income taxes	287,157	12.6%	238,172	12.1%	153,899	9.6%
Income taxes	84,421	3.7%	63,164	3.2%	31,593	2.0%

Net income	$202,736	8.9%	$175,008	8.9%	$122,306	7.6%

2007 COMPARED TO 2006

Net Sales.  Net sales for 2007 increased 15.7% to $2,280,784 from $1,971,915 in 2006. The increase in Net sales reflects a $134,000 (6.8%) increase due to volume, a $73,469 (3.8%) increase due to price, a $37,950 (1.9%) increase from acquisitions and a $63,450 (3.2%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 7.3% to $1,401,393 in 2007 compared to $1,305,472 in 2006. This increase reflects an increase of $35,894 (2.7%) due to volume and $52,309 (4.0%) increase due to price. Net sales for the European operations increased 37.1% to $510,514 in 2007 compared to $372,308 in 2006. This increase reflects an increase of $57,070 (15.3%) due to volume, an $8,226 (2.2%) increase due to price, a $31,990 (8.6%) increase from acquisitions and a $40,920 (11.0%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 25.4% to $368,877 in 2007 compared to $294,135 in the 2006. This increase reflects an increase of $41,036 (14.0%) due to volume, a $12,934 (4.4%) increase due to price, a $14,896 (5.0%) favorable impact as a result of changes in foreign currency exchange rates and a $5,876 (2.0%) increase from acquisitions.

Gross Profit.  Gross profit increased 17.3% to $647,566 during 2007 compared to $552,277 in 2006. As a percentage of net sales, Gross profit increased to 28.4% in 2007 from 28.0% in 2006. This increase was primarily a result of favorable leverage on increased volumes in North America and Europe, a reduction in product liability costs of $9,528 and a reduction in retirement benefit costs in the U.S. of $5,484. This increase was partially offset by the continuing shift in sales mix to traditionally lower margin geographies and businesses. Lower margin geographies were impacted by pricing pressures associated with market share growth, cost increases and start-up costs associated with continued capacity expansion. Foreign currency exchange rates had a $13,613 favorable impact in 2007.

The Company continues to experience increases in raw material prices, including metals and chemicals. In addition, energy costs trended higher resulting in higher operating costs including transportation and freight. As worldwide demand remains high, the Company expects these costs to remain at relatively elevated levels. Although the Company believes a number of factors, including price increases, product mix, overhead absorption, and its continuing cost reduction efforts will offset increased costs, future margin levels will be dependent on the Company’s ability to manage these cost increases.

Selling, General & Administrative (SG&A) Expenses.  SG&A expenses increased $54,293 (17.2%) in 2007 compared to 2006. The increase was primarily due to an increase of $13,393 in general and administrative expense compared to 2006 which included the gain of $9,006 on the sale of the facility in Ireland. In addition, the increase included higher bonus expense of $11,606, higher selling expenses of $8,181 resulting from increased sales activity and higher incremental selling, general and administrative expenses from acquisitions totaling $6,216. Foreign currency exchange rates had an $8,786 unfavorable impact.

Rationalization (Gain) Charges.  In 2007 and 2006, the Company recorded a net gain of $188 ($107 after-tax) and a charge of $3,478 ($3,478 after-tax) to rationalization charges, respectively. Charges in both years were primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. The net gain recorded in 2007 was due to a gain of $816 ($735 after-tax) related to the liquidation of the Harris Ireland Pension Plan offsetting other charges.

Interest Income.  Interest income increased to $8,294 in 2007 from $5,876 in 2006. The increase was a result of increases in cash balances and interest rates in 2007 when compared to 2006.

Equity Earnings in Affiliates.  Equity earnings in affiliates increased to $9,838 in 2007 from $7,640 in 2006 as a result of increased earnings at the Company’s joint venture investments in Turkey and Taiwan.

Other Income.  Other income increased $984 to $2,823 in 2007 from $1,839 in 2006.

Interest Expense.  Interest expense increased to $11,430 in 2007 from $10,153 in 2006 as a result of higher interest rates and a lower level of amortization of the gain associated with previously terminated interest rate swap agreements partially offset by lower debt levels in 2007. See Note G to the Company’s Consolidated Financial Statements for further discussion.

Income Taxes.  Income taxes for 2007 were $84,421 on income before income taxes of $287,157, an effective rate of 29.4%, compared with income taxes of $63,164 on income before income taxes of $238,172, or an effective rate of 26.5% for 2006. The increase in the effective tax rate for 2007 from 2006 is a result of an increase in income before taxes in higher tax jurisdictions as well as a lower level of foreign tax credits utilized in 2007 when compared with 2006. The effective rate for 2007 and 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.

Net Income.  Net income for 2007 was $202,736 compared to $175,008 last year. Diluted earnings per share for 2007 were $4.67 compared to $4.07 per share in 2006. Foreign currency exchange rate movements had a $3,419 and a $1,783 favorable effect on net income for 2007 and 2006, respectively.

2006 COMPARED TO 2005

Net Sales.  Net sales increased 23.2% to $1,971,915 in 2006 from $1,601,190 in 2005. The increase in Net sales reflects a $248,048 (15.5%) increase due to volume, a $54,496 (3.4%) increase from acquisitions, a $46,868 (2.9%) increase due to price and a $21,313 (1.3%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 23.6% to $1,305,472 in 2006 compared to $1,056,134 in 2005. This increase reflects an increase of $161,038 (15.2%) due to volume, an increase of $46,784 (4.4%) from the acquisition of J.W. Harris, Inc. (“J.W. Harris”), an increase of $33,714 (3.2%) due to price and a $7,802 (0.7%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the European operations increased 21.7% to $372,308 in 2006 compared to $305,846 in 2005. This increase reflects an increase of $48,607 (15.9%) due to volume, a $7,690 (2.5%) increase relating to the acquisitions of Metrode Products Limited (“Metrode”) and J.W. Harris, and an $11,101 (3.6%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 23.0% to $294,135 in 2006 compared to $239,210 in 2005. This increase reflects an increase of $38,403 (16.1%) due to volume, a $14,090 (5.9%) increase due to price and a $2,410 (1.0%) favorable impact as a result of changes in foreign currency exchange rates.

Gross Profit.  Gross profit increased 26.4% to $552,277 in 2006 compared to $436,915 in 2005. As a percentage of net sales, Gross profit increased to 28.0% in 2006 from 27.3% in 2005. This increase was primarily a result of favorable leverage on increased volumes. In addition, foreign currency exchange rates had a $3,968 favorable impact in 2006. This increase was partially offset by a shift in sales mix to traditionally lower margin geographies and businesses, including the effects of acquisitions, as well as an increase in product liability defense costs of $7,585.

Selling, General & Administrative (SG&A) Expenses.  SG&A expenses increased $30,520 (10.7%) in 2006 compared with 2005. The increase was primarily due to higher bonus expense of $18,010, incremental selling, general and administrative expenses from acquisitions totaling $4,224 and higher selling expenses of $6,821 resulting from increased sales activity. Foreign currency exchange rates had a $1,783 unfavorable impact. SG&A expenses include a gain of $9,006 ($7,204 after-tax) on sale of the Company’s facility in Ireland.

Rationalization Charges.  In 2006, the Company recorded rationalization charges of $3,478 ($3,478 after-tax) primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. During 2005, the Company recorded rationalization charges of $1,761 ($1,303 after-tax) primarily for employee severance costs related to rationalization efforts in France and Ireland.

Interest Income.  Interest income increased to $5,876 in 2006 from $4,000 in 2005. The increase was a result of increases in interest rates and higher cash balances in 2006 compared to 2005.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			Change
(In thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Cash provided by operating activities:	$249,832	$118,680	$117,024	$131,152	$1,656
Cash used by investing activities:	(79,705)	(89,715)	(69,473)	10,010	(20,242)
Capital expenditures	(61,633)	(76,002)	(50,415)	14,369	(25,587)
Acquisitions of businesses, net of cash acquired	(18,773)	(25,504)	(78,174)	6,731	52,670
Cash used by financing activities:	(77,586)	(17,729)	(31,992)	(59,857)	14,263
Amounts due banks, net	(2,720)	115	4,448	(2,835)	(4,333)
Payments on long-term borrowings	(40,142)	(3,147)	(15,471)	(36,995)	12,324
Proceeds from exercise of stock options	8,644	13,618	21,230	(4,974)	(7,612)
Tax benefit from exercise of stock options	4,289	5,243	—	(954)	5,243
Purchase of shares for treasury	(15,459)	(126)	(12,803)	(15,333)	12,677
Cash dividends paid to shareholders	(37,744)	(32,275)	(30,037)	(5,469)	(2,238)
Increase in Cash and cash equivalents	97,170	12,205	15,188	84,965	(2,983)

Cash and cash equivalents increased 80.8%, or $97,170, to $217,382 as of December 31, 2007, from $120,212 as of December 31, 2006. This compares to a $12,205 increase in cash and cash equivalents during 2006.

Cash provided by operating activities for 2007 increased $131,152 from 2006. The increase was primarily related to an increase in net income and an improved inventory position when compared to 2006. Average operating working capital to sales was 23.5% at December 31, 2007 compared to 25.8% at December 31, 2006. Days sales in inventory decreased to 101.2 days at December 31, 2007 from 117.3 days at December 31, 2006. Accounts receivable days decreased to 56.9 days at December 31, 2007 from 57.7 days at December 31, 2006. Average days in accounts payable decreased to 36.2 days at December 31, 2007 from 38.9 days at December 31, 2006.

Cash used by investing activities decreased by $10,010 for 2007 compared to 2006. Proceeds from the sale of the facility in Ireland of $9,006 reduced net cash used by investing activities in 2006. Capital expenditures during 2007 were $61,633, a $14,369 decrease from 2006. Cash used in the acquisition of businesses in 2007 decreased $6,731 from 2006. The Company anticipates capital expenditures in 2008 in the range of $60,000 — $70,000. Anticipated capital expenditures reflect plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities for 2007 increased $59,857 from 2006. The increase was primarily due to the $40,000 repayment of the Company’s Series A Senior Unsecured Notes and purchases of the Company’s common stock of $15,459 in 2007.

The Company’s debt levels decreased from $161,099 at December 31, 2006, to $129,815 at December 31, 2007. Debt to total capitalization decreased to 10.7% at December 31, 2007 from 15.9% at December 31, 2006.

The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2007, the Company purchased 222,426 shares of its common stock on the open market at a cost of $15,459 for a weighted average cost of $69.50 per share. Total shares purchased through the share repurchase programs were 10,466,414 shares at a cost of $231,851 for a weighted average cost of $22.15 per share through December 31, 2007.

A total of $37,744 in dividends was paid during 2007. In January 2008, the Company paid a quarterly cash dividend of 25 cents per share, or $10,720 to shareholders of record on December 31, 2007.

Rationalization

In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing from Harris Ireland to a lower cost facility in Eastern Europe and in 2006 sold the facility in Ireland for a pre-tax gain of $9,006 which is reflected in Selling, general and administrative expenses. A total of 66 employees were impacted by the Ireland Rationalization.

The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan of which a gain of $188 (pre-tax) was recorded in 2007 and charges of $3,597 (pre-tax) and $511 (pre-tax) were recorded in 2006 and 2005, respectively. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. As of December 31, 2007, all rationalization activities have essentially been completed. The Company expects to receive approximately $2,129 in cash receipts during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.

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

Acquisitions

On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company, Ltd. (“Vernon Tool”), a privately-held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. The Company has not yet completed the evaluation and allocation of the purchase price. The final purchase price allocations for this transaction will be completed in 2008. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales are approximately $9,000.

On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd., a privately-held manufacturer of subarc flux based in Zhengzhou, China. The joint venture, formed in February 2008, will manufacture subarc flux and subarc wire in Zhengzhou. Annual sales for Zhengzhou Heli are approximately $8,000.

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

Debt

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of December 31, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured reducing the total balance outstanding of the Notes to $110,000.

The maturity and interest rates of the Notes follow (in thousands):

	Amount
	Due	Matures	Interest Rate

Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $1,121 in 2007 and $2,117 in 2006 and 2005, and is expected to reduce annual interest expense by $958 in 2008. At December 31, 2007, $1,713 remains to be amortized which is recorded in “Long-term debt, less current portion.”

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.

The fair value of the swaps is recorded as a long-term asset or liability with a corresponding offset to “Long-term debt.” The fair value of these swaps at December 31, 2007 and 2006 was an asset of $762 and a liability of $3,428, respectively. Swaps have increased the value of the Series B Notes from $30,000 to $30,700 and the Series C Notes from $80,000 to $81,776 as of December 31, 2007. The weighted average effective rate on the Notes, net of the impact of swaps, was 6.4% for 2007.

Revolving Credit Agreement

In 2004, the Company entered into a new $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2007, there are no borrowings under the Credit Agreement.

Short-term Borrowings

The Company’s short-term borrowings included in Amounts due banks were $11,581 and $6,214 at December 31, 2007 and 2006, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 14.00% and 6.57%, respectively.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments (as defined by Section 13(j) of the Securities Exchange Act of 1934) as of December 31, 2007 are as follows (in thousands):

	Payments Due By Period
			2009 to	2011 to	2013 and
	Total	2008	2010	2012	Beyond

Long-term debt	$112,554	$300	$30,399	$80,466	$1,389
Interest on long-term debt	24,964	7,069	10,191	7,517	187
Capital lease obligations	3,205	605	1,283	1,317	—
Short-term debt	11,581	11,581	—	—	—
Interest on short-term debt	828	828	—	—	—
Operating leases	29,170	9,914	10,350	4,864	4,042

Total contractual cash obligations	$182,302	$30,297	$52,223	$94,164	$5,618

On January 1, 2007, the Company adopted the provisions of FIN 48. For further discussion, see Note A and Note H to the Company’s Consolidated Financial Statements. As of December 31, 2007, there were $29,215 of tax liabilities, including interest and penalties, related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $8,176 at December 31, 2007. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2008 and the other maturing in May 2009. Two loans mature in July 2010, one for $2,709 and the other for $1,467. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.

Stock-Based Compensation

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), which replaces the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 3,000,000 of the Company’s common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), which replaces the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares.

There were 268,854 and 241,818 options and restricted shares granted during 2007 and 2006, respectively. The Company issued 348,450 and 561,218 shares of common stock from treasury upon exercise of employee stock options during 2007 and 2006, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during 2006.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (SFAS) 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective method.

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for 2007, 2006 and 2005 was $4,679, $4,217 and $3,527, respectively. The related tax benefit for 2007, 2006 and 2005 was $1,789, $1,612 and $1,348, respectively.

As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $8,799, which is expected to be recognized over a weighted average period of approximately 34 months.

The aggregate intrinsic value of options outstanding at December 31, 2007, based on the Company’s closing stock price of $71.18 as of the last business day of the period ended December 31, 2007, which would have been received by the optionees had all options been exercised on that date was $49,164. The aggregate intrinsic value of options exercisable at December 31, 2007, based on the Company’s closing stock price of $71.18 as of the last business day of the period ended December 31, 2007, which would have been received by the optionees had all options been exercised on that date was $43,482. The total intrinsic value of stock options exercised during 2007 and 2006 was $15,413 and $15,899, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Product Liability Expense

Product liability expenses have been significant, particularly with respect to welding fume claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. These expenditures decreased $9,528 in 2007 compared to 2006. See Note N to the Company’s Consolidated Financial Statements for further discussion.

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $8,176 at December 31, 2007. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141(R) replaces SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that adoption of SFAS 159 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as required. The Company does not expect that adoption of SFAS 157 will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. See Note I to the Company’s Consolidated Financial Statements for further discussion.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2007. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal And Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, will vary greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note N to the Company’s Consolidated Financial Statements and the Legal Proceedings section of this Annual Report on Form 10-K for further discussion of legal contingencies.

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

The Company maintains reserves for estimated income tax exposures for many jurisdictions. Exposures are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may materially differ from these estimates.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $215 have been provided on earnings of $1.6 million that are not expected to be permanently reinvested. At December 31, 2007, the Company had approximately $68,512 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2007, a valuation allowance of $21,421 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive loss and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 had no impact on the measurement date as the Company has historically measured the plan assets and benefit obligations of its pension and other postretirement plans as of December 31. See Note I to the Company’s Consolidated Financial Statements for further discussion.

As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. As a result of adopting SFAS 158, the Company recorded liabilities equal to the underfunded status of defined benefit plans and assets equal to the overfunded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2007 and December 31, 2006, the Company recognized liabilities of $32,954 and $34,900, prepaids of $48,897 and $16,773 and also recognized Accumulated other comprehensive loss of $52,274 and $69,978 (after-tax), respectively, for its defined benefit pension plans.

A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States. The market-related value of plan assets is determined by fair values at December 31.

A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.25% and 8.50% for its U.S. plans at December 31, 2007 and 2006, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2007, investment returns in the Company’s U.S. pension plans were approximately 8.4% compared to 13.7% in 2006. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,400.

Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. To develop the discount rate assumption to be used, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated Aa- or better. The Company also refers to investment yields available at year-end on long-term bonds rated Aa- or better. The Company determined this rate to be 6.35% for its U.S. plans at December 31, 2007. A 25 basis point change in the discount rate would increase or decrease pension expense by approximately $2,000.

The Company made voluntary contributions to its U.S. defined benefit plans of $10,000, $17,500 and $31,500 in 2007, 2006 and 2005, respectively. The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2008. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2008.

Pension expense relating to the Company’s defined benefit plans was $6,260, $17,926 and $21,328 in 2007, 2006 and 2005, respectively. The Company expects 2008 pension expense to be essentially flat with 2007.

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

Inventories and Reserves

Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $72,088 at December 31, 2007 and $68,985 at December 31, 2006. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

Impairment of Goodwill and Intangibles

The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates year over year. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. The Company evaluates the recoverability of goodwill and intangible assets not subject to amortization as required under SFAS 142 “Goodwill and Other Intangible Assets” by comparing the fair value of each reporting unit with its carrying value. The fair values of reporting units is determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to the December 31, 2007 foreign currency rates, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company’s current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2007 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on Income before taxes, Interest expense, or Accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At December 31, 2007, the Company hedged third party and intercompany purchases and sales. At December 31, 2007, the Company had foreign exchange contracts with a notional value of approximately $47,225. At December 31, 2007, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

At December 31, 2007, the Company also had foreign exchange contracts with a notional value of approximately $17,021 which hedged intercompany loans. Any loss resulting from a hypothetical 10% weakening of the U.S. dollar would be offset by the associated gain on the underlying intercompany loan receivable and would not materially affect the Company’s financial statements.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2007 would not materially affect the Company’s financial statements.

Interest Rate Risk

At December 31, 2007, the Company had various floating interest rate swaps used to convert its outstanding $110,000 fixed-rate, long-term borrowings into short-term variable interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2007 floating rate would not materially affect the Company’s financial statements. See discussion in “Item 7, Liquidity — Long-term debt.”

The fair value of the Company’s cash and cash equivalents and marketable securities at December 31, 2007, approximated carrying value due to their short-term duration. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will file its 2008 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2008.

Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2008 proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

John M. Stropki, Jr.	57	Chairman of the Board since October 13, 2004; director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995-June 3, 2004; President North America 1996-2003.
Vincent K. Petrella	47	Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005 and Vice President, Corporate Controller 2001-2003.
Frederick G. Stueber	54	Senior Vice President, General Counsel and Secretary since 1996.
George D. Blankenship	45	Senior Vice President, Global Engineering since October 7, 2005; Vice President, Global Engineering from May 5, 2005 to October 7, 2005; Senior Vice President; President, Lincoln Cleveland of The Lincoln Electric Company since January 1, 2008; Senior Vice President, U.S. Operations of The Lincoln Electric Company since October 7, 2005; Vice President, Cleveland Operations of The Lincoln Electric Company from June 6, 2005 to October 7, 2005; Vice President, Engineering and Quality Assurance of The Lincoln Electric Company from 2000 to June 6, 2005.
Gretchen A. Farrell	45	Vice President, Human Resources since May 5, 2005; Vice President, Human Resources of The Lincoln Electric Company since March 1, 2003; Director, Compensation and Benefits of The Lincoln Electric Company 1997-2003.
Thomas A. Flohn	47	Vice President; President, Lincoln Asia Pacific since January 1, 2005; Vice President of Sales and Marketing, Lincoln Electric Asia Pacific from May 1, 1999 to December 31, 2004.
David M. LeBlanc	43	Vice President; President, Lincoln Electric Europe and Russia since September 1, 2005; Vice President; President, Lincoln Electric Latin America from January 1, 2002 to August 31, 2005.
Robert K. Gudbranson	44	Vice President, Strategic Planning and Acquisitions since July 27, 2006; Director, Strategic Planning and Acquisitions from September 30, 2005 to July 26, 2006. Prior to joining the Company, Mr. Gudbranson was the Director of Business Development and Investor Relations at Invacare Corporation (manufacturer of wheelchairs and other home medical equipment) from 2002 to 2005.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the 2008 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information set forth below regarding our equity plans, the information required by this item is incorporated by reference from the 2008 proxy statement.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued	Weighted Average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Securities Reflected
	Outstanding Options	Outstanding Options	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans:
Approved by security holders	1,663,704	$41.63	3,919,828
Not approved by security holders	—	—	—

Total	1,663,704	$41.63	3,919,828

For further information on the Company’s equity compensation plans see “Note A — Significant Accounting Policies” and “Note E — Stock Plans” to the Company’s consolidated financial statements included in Item 8.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the 2008 proxy statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the 2008 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Income — Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

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

(a) (3) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).
3.2	Amended Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3(b) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.1	Credit Agreement dated December 17, 2004 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc., Lincoln Global, Inc., the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Administrative Agent (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 22, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.2	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.3	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002 (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.4	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of December 14, 2006 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.5*	Lincoln Electric Holdings, Inc. 1998 Stock Plan (as amended, restated and renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. Proxy Statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.6*	Amendment No. 1 to the Lincoln Electric Holdings, Inc. 1998 Stock Plan (as amended, restated and renamed effective May 1, 2003) dated October 20, 2006 (filed herewith).
10.7*	The Lincoln Electric Company 1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.8*	Amendment No. 2 to the Lincoln Electric Holdings, Inc. 1988 Incentive Equity Plan dated October 20, 2006 (filed herewith).
10.9*	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 Proxy Statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).
10.10*	Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002), including Amendment Nos. 1 and 2 (filed as Exhibit 10(g) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10.11*	Amendment No. 3 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.12*	Amendment No. 4 to the Lincoln Electric Holdings, Inc. Supplemental Executive Retirement Plan (Amended and Restated as of March 1, 2002) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 18, 2005, SEC File No. 0-1402 and incorporated by reference and made a part hereof).
10.13*	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(h) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.14*	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.15*	Instrument of Termination of the Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Executives (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 4, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.16*	Lincoln Electric Holdings, Inc. Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(i) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.17*	Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) filed as Exhibit 10(m) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.18*	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.19*	Amendment No. 2 to the Lincoln Electric Holdings Inc. Non-Employee Director’s Deferred Compensation Plan (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 5, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.20*	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.21*	Description of Long-Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.22*	Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.23*	Form of Severance Agreement (as entered into by the Company and the following executive officers: Mssrs. Stropki, Stueber and Fernandez) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10.24*	Form of Amendment 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.25*	Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.26*	Amendment No. 1 to the Lincoln Electric Holdings, Inc. Stock Option Plan for Non-Employee Directors dated October 20, 2006 (filed herewith).
10.27*	Summary of Cash Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 6, 2005, Securities and Exchange Commission File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.28*	Letter Agreement between John M. Stropki, Jr. and Lincoln Electric Holdings, Inc. dated October 12, 2004 (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 18, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.29*	2005 Deferred Compensation Plan for Executives dated December 30, 2004 (filed as Exhibit 10.4 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.30*	2006 Equity and Performance Incentive Plan (filed as Appendix B to the Company’s proxy statement filed on March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.31*	Amendment No. 1 to the 2006 Equity and Performance Incentive Plan dated October 20, 2006 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.32*	2006 Stock Plan for Non-Employee Directors (filed as Appendix C to the Company’s proxy statement filed on March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.33*	Amendment No. 1 to the 2006 Stock Plan for Non-Employee Directors dated October 20, 2006 (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2007, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).
10.34*	Amendment No. 2 to the 2006 Stock Plan for Non-Employee Directors dated July 26, 2007 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2007, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).
10.35*	Lincoln Electric Holdings, Inc. 2007 Management Incentive Compensation Plan (filed as Appendix A to the Company’s Proxy Statement filed on March 29, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

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
February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR. John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 25, 2008	/s/ VINCENT K. PETRELLA Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 25, 2008

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 25, 2008	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 25, 2008

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 25, 2008	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 25, 2008

/s/ VINCENT K. PETRELLA VINCENT K. PETRELLAVincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 25, 2008	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 25, 2008

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 25, 2008	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald III, Director February 25, 2008

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note A to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. As discussed in Note I to the financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans. As discussed in Note H to the financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited Lincoln Electric Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 19, 2008

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$217,382	$120,212
Accounts receivable (less allowance for doubtful accounts of $7,424 in 2007; $8,484 in 2006)	344,058	298,993
Inventories
Raw materials	92,557	106,725
Work-in-process	48,444	50,736
Finished goods	202,848	193,683

Total inventory	343,849	351,144
Deferred income taxes	10,286	5,534
Other current assets	54,073	53,527

TOTAL CURRENT ASSETS	969,648	829,410
PROPERTY, PLANT AND EQUIPMENT
Land	41,415	34,811
Buildings	255,318	230,390
Machinery and equipment	629,780	574,133

	926,513	839,334
Less accumulated depreciation and amortization	496,569	449,816

Property, Plant and Equipment, Net	429,944	389,518
OTHER ASSETS
Prepaid pension costs	48,897	16,773
Equity investments in affiliates	59,723	48,962
Intangibles, net	51,194	41,504
Goodwill	42,727	35,208
Long-term investments	30,170	28,886
Other	12,993	4,318

Total Other Assets	245,704	175,651

TOTAL ASSETS	$1,645,296	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Amounts due banks	$11,581	$6,214
Trade accounts payable	152,301	142,264
Accrued employee compensation and benefits	48,486	45,059
Accrued expenses	25,407	24,652
Accrued taxes, including income taxes	13,130	35,500
Accrued pensions	3,790	1,483
Dividends payable	10,720	9,403
Other current liabilities	45,601	32,793
Current portion of long-term debt	905	40,920

TOTAL CURRENT LIABILITIES	311,921	338,288
LONG-TERM LIABILITIES
Long-term debt, less current portion	117,329	113,965
Accrued pensions	29,164	33,417
Deferred income taxes	36,874	27,061
Accrued taxes, non-current	34,132	—
Other long-term liabilities	28,656	28,872

TOTAL LONG-TERM LIABILITIES	246,155	203,315
SHAREHOLDERS’ EQUITY
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 120,000,000 shares; issued – 49,290,717 shares in 2007 and 2006; outstanding – 42,961,679 shares in 2007 and 42,806,429 shares in 2006	4,929	4,929
Additional paid-in capital	145,825	137,315
Retained earnings	1,068,100	906,074
Accumulated other comprehensive income (loss)	15,841	(54,653)
Treasury shares, at cost – 6,329,038 shares in 2007 and 6,484,288 shares in 2006	(147,475)	(140,689)

TOTAL SHAREHOLDERS’ EQUITY	1,087,220	852,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,645,296	$1,394,579

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$2,280,784	$1,971,915	$1,601,190
Cost of goods sold	1,633,218	1,419,638	1,164,275

Gross profit	647,566	552,277	436,915
Selling, general & administrative expenses	370,122	315,829	285,309
Rationalization (gain) charges	(188)	3,478	1,761

Operating income	277,632	232,970	149,845
Other income (expense):
Interest income	8,294	5,876	4,000
Equity earnings in affiliates	9,838	7,640	3,312
Other income	2,823	1,839	4,689
Interest expense	(11,430)	(10,153)	(7,947)

Total other income	9,525	5,202	4,054

Income before income taxes	287,157	238,172	153,899
Income taxes	84,421	63,164	31,593

Net income	$202,736	$175,008	$122,306

Per share amounts:
Basic earnings per share	$4.73	$4.11	$2.93

Diluted earnings per share	$4.67	$4.07	$2.90

Cash dividends declared per share	$0.91	$0.79	$0.73

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Shares	Total
	(In thousands, except per share data)

Balance January 1, 2005	41,647	$4,928	$117,593	$673,010	$(58,678)	$(159,576)	$577,277
Comprehensive income:
Net income				122,306			122,306
Minimum pension liability adjustment, net of tax of $9,392					(15,034)		(15,034)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax of $410					(605)		(605)
Currency translation adjustment					(16,959)		(16,959)

Total comprehensive income							89,708
Cash dividends declared – $0.73 per share				(30,568)			(30,568)
Issuance of shares under benefit plans	964		8,332			20,348	28,680
Purchase of shares for treasury	(430)					(12,803)	(12,803)

Balance December 31, 2005	42,181	4,928	125,925	764,748	(91,276)	(152,031)	652,294
Comprehensive income:
Net income				175,008			175,008
Minimum pension liability adjustment, net of tax of $45,093					71,920		71,920
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $637					902		902
Currency translation adjustment					27,323		27,323

Total comprehensive income							275,153
Cash dividends declared – $0.79 per share				(33,682)			(33,682)
Issuance of shares under benefit plans	627	1	11,390			11,468	22,859
Purchase of shares for treasury	(2)					(126)	(126)
Adjustment to initially adopt SFAS 158, net of tax of $39,380					(63,522)		(63,522)

Balance December 31, 2006	42,806	4,929	137,315	906,074	(54,653)	(140,689)	852,976
Comprehensive income:
Net income				202,736			202,736
Unrecognized amounts from defined benefit pension plans, net of tax of $10,371					17,704		17,704
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax of $1,772					(2,989)		(2,989)
Currency translation adjustment					55,779		55,779

Total comprehensive income							273,230
Cash dividends declared – $0.91 per share				(39,120)			(39,120)
Issuance of shares under benefit plans	378		8,939			8,673	17,612
Purchase of shares for treasury	(222)					(15,459)	(15,459)
Adjustment to initially adopt FIN 48			(429)	(1,590)			(2,019)

Balance December 31, 2007	42,962	$4,929	$145,825	$1,068,100	$15,841	$(147,475)	$1,087,220

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,736	$175,008	$122,306
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization (gain) charges	(188)	3,478	1,761
Depreciation and amortization	52,610	47,825	43,982
Equity earnings of affiliates, net	(7,208)	(5,728)	(3,312)
Deferred income taxes	(3,711)	4,349	(1,895)
Stock-based compensation	4,679	4,217	3,527
Amortization of terminated interest rate swaps	(1,121)	(2,117)	(2,117)
Loss (gain) on disposal of property, plant and equipment	627	(8,738)	530
Other non-cash items, net	(1,083)	1,332	1,463
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(20,723)	(39,719)	(17,274)
Decrease (increase) in inventories	36,011	(57,299)	(32,133)
Decrease (increase) in other current assets	2,354	(10,656)	(8,314)
(Decrease) increase in accounts payable	(3,333)	12,914	14,141
(Decrease) increase in other current liabilities	(1,798)	(937)	14,887
Contributions to pension plans	(13,031)	(20,503)	(34,330)
Increase in accrued pensions	3,237	16,248	19,547
Net change in other long-term assets and liabilities	(226)	(994)	(5,745)

NET CASH PROVIDED BY OPERATING ACTIVITIES	249,832	118,680	117,024
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(61,633)	(76,002)	(50,415)
Acquisition of businesses, net of cash acquired	(18,773)	(25,504)	(78,174)
Proceeds from sale of property, plant and equipment	701	11,791	3,675
Sale of marketable securities	—	—	70,441
Purchase of marketable securities	—	—	(15,000)

NET CASH USED BY INVESTING ACTIVITIES	(79,705)	(89,715)	(69,473)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	6,550	2,035	903
Payments on short-term borrowings	(1,004)	(3,192)	(262)
Amounts due banks, net	(2,720)	115	4,448
Payments on long-term borrowings	(40,142)	(3,147)	(15,471)
Proceeds from exercise of stock options	8,644	13,618	21,230
Tax benefit from exercise of stock options	4,289	5,243	—
Purchase of shares for treasury	(15,459)	(126)	(12,803)
Cash dividends paid to shareholders	(37,744)	(32,275)	(30,037)

NET CASH USED BY FINANCING ACTIVITIES	(77,586)	(17,729)	(31,992)
Effect of exchange rate changes on cash and cash equivalents	4,629	969	(371)

INCREASE IN CASH AND CASH EQUIVALENTS	97,170	12,205	15,188
Cash and cash equivalents at beginning of year	120,212	108,007	92,819

CASH AND CASH EQUIVALENTS AT END OF YEAR	$217,382	$120,212	$108,007

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2007

NOTE A –	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest (the “Company”) after elimination of all intercompany accounts, transactions and profits. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in Other long-term liabilities.

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

Inventories: Inventories are valued at the lower of cost or market. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2007 and 2006, approximately 36% and 40%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $72,088 at December 31, 2007 and $68,985 at December 31, 2006.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Historically, the Company’s reserves have approximated actual experience.

Equity Investments: Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one month-lag basis. The Company’s 50% ownership interest in equity investments includes investments in Turkey and Chile. In addition, the Company holds a 35% interest in a Taiwanese joint venture and a 21% interest in an investment in the People’s Republic of China. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $23,674 at December 31, 2007 and $16,454 at December 31, 2006.

Property, Plant and Equipment: Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation and amortization are computed by both accelerated and straight-line methods over useful lives ranging from three to 20 years for machinery, tools and equipment, and up to 50 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. The following table summarizes assets held under capital leases and included in property, plant and equipment:

	2007	2006

Buildings	$6,323	$5,681
Machinery and equipment	390	154
Less: Accumulated depreciation	(1,701)	(1,170)

Net capital leases	$5,012	$4,665

Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest cost associated with construction in progress.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A –	SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangibles: The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates year over year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows. The Company performed its annual impairment test in the fourth quarters of 2007, 2006 and 2005 and determined there was no impairment of goodwill. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2006 were as follows:

	North		Other
	America	Europe	Countries	Consolidated

Balance as of January 1, 2006	$13,635	$4,594	$11,527	$29,756
Additions and adjustments	(301)	4,292	546	4,537
Foreign exchange effect	—	535	380	915

Balance as of January 1, 2007	13,334	9,421	12,453	35,208
Additions and adjustments	4,248	1,431	(379)	5,300
Foreign exchange effect	249	1,119	851	2,219

Balance as of December 31, 2007	$17,831	$11,971	$12,925	$42,727

Additions to goodwill for 2007 and 2006 primarily reflect goodwill recorded in the acquisitions of Vernon Tool Company, Ltd. (“Vernon Tool”) and Metrode Products Limited (“Metrode”) (See Note K).

Gross intangible assets other than goodwill by asset class as of December 31, 2007 and 2006 were as follows:

	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and trade names	$22,975	$6,322	$20,479	$5,933
Customer relationships	19,512	1,424	12,430	725
Patents	11,176	1,713	9,052	807
Other	17,059	10,069	16,385	9,377

Total	$70,722	$19,528	$58,346	$16,842

Intangible assets other than goodwill are recorded at cost or at fair value at the time acquired, if applicable. Intangibles other than goodwill that do not have indefinite lives are amortized on a straight-line method over the shorter of the legal or estimated life. Included in the above table are intangible assets with indefinite lives totaling $14,436 and $12,585 at December 31, 2007 and 2006, respectively. Intangibles with indefinite lives are not amortized and are tested annually for impairment.

The weighted average amortization period for trademarks and trade names, customer relationships, patents and other intangibles is 17, 22, 19 and 12 years, respectively. Aggregate amortization expense was $2,349, $2,102 and $1,004 for 2007, 2006 and 2005, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $2,290 in 2008, $2,227 in 2009, $1,973 in 2010, $1,850 in 2011, and $1,821 in 2012.

Long-lived Assets: In accordance with Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A –	SIGNIFICANT ACCOUNTING POLICIES (continued)

an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows and established business valuation multiples.

Product Warranties: The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Accrued expenses. Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005

Balance at beginning of year	$9,373	$7,728	$6,800
Charged to costs and expenses	12,460	9,744	8,274
Deductions	(9,988)	(8,335)	(7,107)
Foreign currency translation	463	236	(239)

Balance at end of year	$12,308	$9,373	$7,728

Warranty expense was 0.5% of sales for 2007, 2006 and 2005.

Revenue Recognition: The Company recognizes revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue recognition generally occurs at the point of shipment; however in certain instances as shipping terms dictate, revenue is recognized when the product reaches the point of destination.

Distribution Costs: Distribution costs, including warehousing and freight related to product shipments, are included in Cost of goods sold.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective method. The adoption of this standard did not have a material impact on the Company’s financial statements as the Company adopted fair value accounting under SFAS 123 on January 1, 2003.

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because the recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statement of income for 2007, 2006 and 2005 was $4,679, $4,217 and $3,527, respectively. The related tax benefit for 2007, 2006 and 2005 was $1,789, $1,612, and $1,348, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A –	SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the pro forma disclosure of net income and earnings per share as if compensation expense had been recognized for the fair value of options granted prior to January 1, 2003 (date of adoption of SFAS 123). All stock options granted prior to January 1, 2003 were fully vested as of December 31, 2005. Therefore, pro-forma disclosure is not necessary for periods ending after December 31, 2005. For purposes of this pro forma disclosure, the estimated fair value of the options granted prior to January 1, 2003 was determined using the Black-Scholes option pricing model and is amortized ratably over the vesting periods.

Year Ended
December 31, 2005

Net income, as reported	$122,306
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,178
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards granted, net of related tax effects	(3,000)

Pro forma net income	$121,484

Earnings per share:
Basic, as reported	$2.93
Basic, pro forma	$2.91
Diluted, as reported	$2.90
Diluted, pro forma	$2.88
Weighted-average number of shares (in thousands):
Basic	41,813
Diluted	42,230

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

Foreign currency transaction losses are included in Selling, general & administrative expenses and were $6,102, $1,696, $1,411 in 2007, 2006 and 2005, respectively.

Financial Instruments: The Company uses forward contracts to hedge exposures to commodity prices and exchange rate fluctuations on certain purchase and sales transactions, other intercompany commitments and intercompany loans. Contracts are written on a short-term basis and are not held for trading or speculative purposes. The Company uses interest rate swaps to hedge changes in the fair value of debt. The Company recognizes derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income with offsetting amounts recorded as Other current assets or Other current liabilities. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries. For derivative instruments not designated as hedges, the gain or loss from changes in their fair values is recognized in earnings.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A –	SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs: Advertising costs are charged to Selling, general & administrative expenses when incurred and totaled $10,245, $8,887 and $9,791 in 2007, 2006 and 2005, respectively.

Research and Development: Research and development costs are expensed as incurred and totaled $25,794, $24,055 and $21,594 in 2007, 2006 and 2005, respectively.

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

New Accounting Pronouncements: In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141(R) replaces SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that adoption of SFAS 159 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 as required. The Company does not expect that adoption of SFAS 157 will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A –	SIGNIFICANT ACCOUNTING POLICIES (continued)

periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. See Note H to the Consolidated Financial Statements for further discussion.

Bonus: Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $93,958 in 2007, $81,498 in 2006 and $62,899 in 2005.

NOTE B –	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in thousands, except per share amounts).

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income	$202,736	$175,008	$122,306
Denominator:
Basic weighted average shares outstanding	42,899	42,532	41,813
Effect of dilutive securities – Stock options and awards	493	500	417

Diluted weighted average shares outstanding	43,392	43,032	42,230

Basic earnings per share	$4.73	$4.11	$2.93

Diluted earnings per share	$4.67	$4.07	$2.90

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. The calculation of diluted earnings per share for 2007, 2006 and 2005 excludes 29,495, 27,465 and 572,749 shares, respectively, that were anti-dilutive.

NOTE C –	SHAREHOLDERS’ EQUITY

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2007, the Company purchased 222,426 shares of its common stock on the open market at an average cost of $69.50 per share. Through December 31, 2007, 10,466,414 shares have been purchased under the share repurchase program at an average cost of $22.15 per share.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D –	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

			Unrealized Gain
			(Loss) on
			Derivatives	Total
			Designated and	Accumulated
	Defined	Currency	Qualifying as Cash	Other
	Benefit	Translation	Flow Hedges,	Comprehensive
	Plans	Adjustment	net of tax	(Loss) Income

Balance January 1, 2005	$(63,342)	$4,902	$(238)	$(58,678)
Other comprehensive loss	(15,034)	(16,959)	(605)	(32,598)

Balance December 31, 2005	(78,376)	(12,057)	(843)	(91,276)
Other comprehensive income	71,920	27,323	902	100,145
Adjustment to initially adopt SFAS 158	(63,522)	—	—	(63,522)

Balance December 31, 2006	(69,978)	15,266	59	(54,653)
Other comprehensive income (loss)	17,704	55,779	(2,989)	70,494

Balance December 31, 2007	$(52,274)	$71,045	$(2,930)	$15,841

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

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), which replaces the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 3,000,000 of the Company’s common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), which replaces the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2007, there were 3,919,828 common shares available for future grant under all plans.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E –	STOCK PLANS (continued)

The following table summarizes the activity for each of the three years in the period ended December 31, 2007, under all Plans:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at beginning of year	1,747,050	$34.28	2,071,325	$28.54	2,634,142	$24.38
Options, tandem appreciation rights, and restricted shares granted	268,854	$68.48	241,818	$60.42	414,855	$39.65
Shares exercised	(348,450)	$25.30	(561,218)	$24.34	(964,254)	$21.99
Shares canceled	(3,750)	$60.72	(4,875)	$39.48	(13,418)	$32.19

Balance at end of year	1,663,704	$41.63	1,747,050	$34.28	2,071,325	$28.54

Exercisable at end of year	1,152,545	$33.45	1,161,034	$27.71	1,271,155	$23.92

Options granted under both the EPI Plan and its predecessor plans are outstanding for a term of ten years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s common shares at the date of grant. There were no options granted under the Director Plan in 2007. Options granted under the Director Plan and its predecessor plans were 6,000 in 2006 and 28,000 in 2005. The Company issued shares of common stock from treasury upon all exercises of stock options in 2007, 2006 and 2005.

Restricted shares are valued at the quoted market price on the grant date and vest ratably over a period of three to five years. Under the EPI Plan the Company issued 25,690 restricted shares at a market price of $68.51 per share in 2007 and 27,000 restricted shares at a market price of $60.51 per share in 2006. The Company issued 7,102 restricted shares at a market price of $68.21 per share and 6,568 restricted shares at a market price of $60.85 per share under the Director Plan in 2007 and 2006, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of restricted shares during 2006.

In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The Company uses the Black-Scholes option pricing model for estimating fair values of options. The weighted average assumptions for each of the three years in the period ended December 31, 2007 were as follows:

	2007	2006	2005

Expected volatility	23.05%	24.78%	25.75%
Dividend yield	1.57%	1.53%	1.90%
Risk-free interest rate	3.50%	4.53%	4.38%
Expected option life	4.3	4.4	4.5
Weighted-average fair value of options granted during the year	$14.33	$14.72	$9.57

As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $8,799, which is expected to be recognized over a weighted average period of approximately 34 months.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E –	STOCK PLANS (continued)

The following table summarizes nonvested stock options, tandem appreciation rights (“TARs”) and restricted shares for the year ended December 31, 2007:

	December 31, 2007
	Number of Options,	Weighted Average
	TARs, and	Fair Value at
	Restricted Shares	Grant Date

Balance at beginning of year	539,733	$15.80
Granted	268,854	$20.93
Vested	(351,651)	$12.08
Forfeited	(3,750)	$14.67

Balance at end of year	453,186	$21.71

The aggregate intrinsic value of options outstanding at December 31, 2007, based on the Company’s closing stock price of $71.18 as of the last business day in the year ended December 31, 2007, which would have been received by the optionees had all options been exercised on that date was $49,164. The aggregate intrinsic value of options exercisable at December 31, 2007, based on the Company’s closing stock price of $71.18 as of the last business day in the year ended December 31, 2007, which would have been received by the optionees had all options been exercised on that date was $43,482. The total intrinsic value of stock options exercised during 2007 and 2006 was $15,413 and $15,899, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Prior to the adoption of SFAS 123(R) the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount was $4,289 and $5,243 for 2007 and 2006, respectively, and is shown as “Tax benefit from the exercise of stock options” in the consolidated statement of cash flows. The amount reported as operating cash inflows in 2005 was $3,898.

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
Exercise Price	Number of	Average	Number of	Average	Average
Range	Options	Exercise Price	Options	Exercise Price	Remaining Life

$13.00 - $34.99	482,194	$22.87	482,194	$22.87	4.6
$35.00 - $39.99	676,634	$37.73	561,293	$37.29	7.0
Over $40.00	504,876	$64.77	109,058	$60.50	8.7

	1,663,704		1,152,545		6.8

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 6,843, 1,726 and 2,256 shares purchased in 2007, 2006 and 2005, respectively under this plan.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F –	RATIONALIZATION CHARGES

In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing from Harris Ireland to a lower cost facility in Eastern Europe and in 2006 sold the facility in Ireland for a pre-tax gain of $9,006 which is reflected in Selling, general and administrative expenses. A total of 66 employees were impacted by the Ireland Rationalization.

The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan of which a gain of $188 (pre-tax) was recorded in 2007 and charges of $3,597 (pre-tax) and $511 (pre-tax) were recorded in 2006 and 2005, respectively. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. As of December 31, 2007, all rationalization activities have essentially been completed. The Company expects to receive approximately $2,129 in cash receipts during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.

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

NOTE G –	DEBT

At December 31, 2007 and 2006, debt consisted of the following:

	2007	2006

Long-term debt
Senior Unsecured Notes due 2007, interest at 5.58%	$—	$40,166
Senior Unsecured Notes due 2009, interest at 5.89%	30,700	30,676
Senior Unsecured Notes due 2012, interest at 6.36%	81,776	78,564
Capital leases due through 2015, interest at 2.7% to 17.50%	3,205	3,427
Other borrowings due through 2023, interest at 0.0% to 6.00%	2,553	2,052

	118,234	154,885
Less current portion	905	40,920

Total long-term debt	$117,329	$113,965

Short-term debt
Amounts due banks, interest at 14.00% (6.57% in 2006)	11,581	6,214
Current portion long-term debt	905	40,920

Total short-term debt	12,486	47,134

Total debt	$129,815	$161,099

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G –	DEBT (continued)

in the Notes Agreement, ratios). As of December 31, 2007, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.

The maturity and interest rates of the Notes outstanding at December 31, 2007 are as follows (in thousands):

	Amount
	Due	Matures	Interest Rate

Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $1,121 in 2007 and $2,117 in 2006 and 2005, and is expected to reduce annual interest expense by $958 in 2008. At December 31, 2007, $1,713 remains to be amortized which is recorded in “Long-term debt, less current portion.”

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.

The fair value of the swaps is recorded as a long-term asset or liability with a corresponding offset to “Long-term debt.” The fair value of these swaps at December 31, 2007 and 2006 was an asset of $762 and a liability of $3,428, respectively. Swaps have increased the value of the Series B Notes from $30,000 to $30,700 and the Series C Notes from $80,000 to $81,776 as of December 31, 2007. The weighted average effective rate on the Notes, net of the impact of swaps, was 6.4% for 2007.

Revolving Credit Agreement

In 2004, the Company entered into a new $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2007, there are no borrowings under the Credit Agreement.

Capital Leases

At December 31, 2007 and 2006, $3,205 and $3,427 of capital lease indebtedness was secured by property, plant and equipment, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G –	DEBT (continued)

Other

Maturities of long-term debt, including payments under capital leases, for the five years succeeding December 31, 2007 are $905 in 2008, $30,821 in 2009, $862 in 2010, $914 in 2011, $80,869 in 2012 and $1,388 thereafter. Total interest paid was $11,537 in 2007, $11,971 in 2006 and $11,221 in 2005. The primary difference between interest expense and interest paid is the amortization of the gain on settlement of interest rate swaps realized in 2003.

Amounts reported as Amounts due banks represent short-term borrowings of the Company’s foreign subsidiaries.

NOTE H –	INCOME TAXES

The components of income before income taxes for the three years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

U.S.	$205,779	$153,968	$104,702
Non-U.S.	81,378	84,204	49,197

Total	$287,157	$238,172	$153,899

Components of income tax expense (benefit) are as follows:
Current:
Federal	$61,277	$40,399	$21,978
Non-U.S.	20,313	16,049	8,828
State and local	6,542	2,367	2,682

	88,132	58,815	33,488
Deferred:
Federal	(711)	5,859	(708)
Non-U.S.	(3,712)	(2,253)	(905)
State and local	712	743	(282)

	(3,711)	4,349	(1,895)

Total	$84,421	$63,164	$31,593

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Statutory rate of 35% applied to pre-tax income	$100,505	$83,360	$53,865
Effect of state and local income taxes, net of federal tax benefit	4,964	2,282	1,461
Taxes (less than) the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	(11,881)	(15,676)	(9,295)
U.S. tax cost (benefit) of foreign source income	1,151	(3,064)	(1,537)
Resolution of prior years’ tax liabilities	(6,818)	(2,421)	(8,711)
Other – net	(3,500)	(1,317)	(4,190)

Total	$84,421	$63,164	$31,593

Effective tax rate	29.40%	26.52%	20.50%

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H –	INCOME TAXES (continued)

Total income tax payments, net of refunds, were $83,950 in 2007, $55,799 in 2006 and $27,179 in 2005.

Unrecognized Tax Benefits

In July 2006, the FASB issued FIN 48 which clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007.

The cumulative effects of applying this interpretation were recorded as a decrease of $1,590 to retained earnings. The Company’s unrecognized tax benefits upon adoption were $28,997, of which $21,602 would affect the effective tax rate, if recognized.

In conjunction with the adoption of FIN 48, unrecognized tax benefits were classified as Accrued taxes, non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, consistent with the accounting method used prior to adopting FIN 48. During 2007, current income tax expense included $135 of interest and penalties related to unrecognized tax benefits. At December 31, 2007 the Company’s accrual for interest and penalties totaled $4,917.

The following table summarizes the activity related to unrecognized tax benefits:

Balance at January 1, 2007	$28,997
Increases related to current year tax provisions	5,755
Resolution of prior years’ tax liabilities	(5,916)
Other	379

Balance at December 31, 2007	$29,215

Included in the unrecognized tax benefits of $29,215 at December 31, 2007 was $18,867 of tax benefits that, if recognized, would reduce the annual effective tax rate.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of 2008. The Company is currently subject to an Internal Revenue Service (“IRS”) audit for the 2005 and 2006 tax years. The Company does not expect the results of this examination to have a material effect on the financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H –	INCOME TAXES (continued)

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows:

	2007	2006

Deferred tax assets:
Tax loss and credit carryforwards	$19,743	$18,137
Inventory	6,522	5,293
Other accruals	9,875	9,246
Employee benefits	13,856	11,833
Other	18,516	15,845

	68,512	60,354
Valuation allowance	(21,421)	(21,612)

	47,091	38,742
Deferred tax liabilities:
Property, plant and equipment	(31,898)	(30,452)
Intangible assets	(6,794)	(7,008)
Inventory	(11,529)	(9,411)
Pension obligations	(14,458)	(2,389)
Other	(9,000)	(11,009)

	(73,679)	(60,269)

Total	$(26,588)	$(21,527)

At December 31, 2007, certain subsidiaries had tax loss carryforwards of approximately $57,033 that will expire in various years from 2008 through 2024, except for $37,760 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2007, a valuation allowance of $21,421 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $215 have been provided on earnings of $1,600 that are not expected to be permanently reinvested.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

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

In September 2006, the FASB issued SFAS 158 which requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive income and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. The Company adopted SFAS 158 on December 31, 2006. The incremental effects on the Company’s balance sheet at December 31, 2006 of adopting SFAS 158 were as follows:

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

The after-tax amount of unrecognized actuarial net loss, prior service credits and transition obligations included in Accumulated other comprehensive loss at December 31, 2007 was $52,666, $(503) and $111, respectively.

The pre-tax amount of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2008 is $1,441, $9 and $10, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

The changes in the pension plans’ projected benefit obligations were as follows:

	2007	2006

Obligation at January 1	$696,952	$690,669
Service cost	17,829	18,686
Interest cost	40,621	38,160
Participant contributions	476	503
Plan amendments	20	(5,313)
Acquisitions	2,045	—
Actuarial gain	(27,751)	(18,635)
Benefit payments	(34,129)	(32,583)
Settlements	(2,539)	—
Curtailments	(142)	—
Currency translation	5,747	5,465

Obligation at December 31	$699,129	$696,952

Changes in fair value of the pension plans’ assets were as follows:

	2007	2006

Fair value of plan assets at January 1	$678,826	$604,983
Actual return on plan assets	51,856	79,366
Employer contributions	13,031	20,503
Participant contributions	476	503
Benefit payments	(31,782)	(31,116)
Settlements	(2,466)	—
Currency translation	5,131	4,587

Fair value of plan assets at December 31	$715,072	$678,826

The funded status of the pension plans was as follows:
Funded status (plan assets greater than (less than) projected benefit obligations)	$15,943	$(18,126)
Unrecognized net loss	84,822	112,867
Unrecognized prior service cost	(820)	(781)
Unrecognized transition assets, net	154	144

Net amount recognized	$100,099	$94,104

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $22,467, $19,050 and $0, respectively, as of December 31, 2007 and $22,041, $18,798 and $0, respectively, as of December 31, 2006. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $52,976, $49,592 and $42,512, respectively, as of December 31, 2007 and $49,822, $46,362 and $37,024, respectively, as of December 31, 2006. The total accumulated benefit obligation for all plans was $661,658 as of December 31, 2007 and $657,930 as of December 31, 2006.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

The components of total pension expense were as follows:

	Year Ended December 31,
	2007	2006	2005

Service cost – benefits earned during the year	$17,829	$18,686	$17,710
Interest cost on projected benefit obligation	40,621	38,160	36,443
Expected return on plan assets	(55,943)	(50,456)	(47,155)
Amortization of transition assets	10	10	16
Amortization of prior service cost	65	621	3,045
Amortization of net loss	4,615	11,056	8,955
Settlement/curtailment (gains) losses	(937)	(151)	2,138
Termination benefits	—	—	176

Net pension cost of defined benefit plans	6,260	17,926	21,328
Multi-employer plans	1,725	1,237	1,040
Defined contribution plans	8,590	6,130	4,292

Total net pension expense	$16,575	$25,293	$26,660

In 2005, the Company terminated one of its European pension plans and incurred a settlement loss of $2,138. The Company is in the process of terminating a pension plan as part of the Ireland Rationalization. For further discussion see Note F. The Company expects to receive approximately $2,129 in 2008 upon final settlement. A gain of $816 was recognized in 2007 related to the curtailment and partial settlement of this plan.

The amounts recognized in the consolidated balance sheets were composed of:

	Year Ended December 31,
	2007	2006

Prepaid pension costs	$48,897	$16,773
Accrued pension liability, current	(3,790)	(1,483)
Accrued pension liability, long-term	(29,164)	(33,417)
Accumulated other comprehensive loss, excluding tax effects	84,156	112,231

Net amount recognized in the balance sheets	$100,099	$94,104

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2007 and 2006 were as follows:

	2007	2006

Discount rate	6.3%	5.9%
Rate of increase in compensation	4.0%	4.0%

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans as of December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Discount rate	5.9%	5.6%	5.9%
Rate of increase in compensation	4.1%	4.0%	4.0%
Expected return on plan assets	8.4%	8.3%	8.4%

To develop the discount rate assumption to be used for U.S. plans, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated Aa- or better. The Company also refers to investment yields available at year-end on long-term bonds rated Aa- or better. The expected long-term rate of return assumption is based on the weighted average expected return of the various asset classes in the plans’ portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is determined by the Company based upon annual reviews.

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The assumptions used to determine the expected return on assets for the U.S. plans at December 31, 2007 were as follows:

		Percentage of		Weighted Average
	Target	Plan Assets at		Expected
	Allocation	December 31,		Long-Term
Asset Category	2008	2007	2006	Rate of Return

Equity securities	60% - 70%	65%	68%	9.1% - 9.8%
Debt securities	30% - 40%	35%	32%	5.6% - 6.1%

Total	100%	100%	100%	8.25%

Actual and expected employer contributions for the U.S. plans are as follows:

2008 (expected)	$10,000
2007	10,000
2006	17,500

The actual amounts to be contributed to the pension plans in 2008 will be determined at the Company’s discretion.

Contributions by participants to certain non-U.S. plans were $476 and $503 for the years ended December 31, 2007 and 2006, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Expected future benefit payments for the U.S. plans are as follows:

2008	$36,066
2009	35,438
2010	36,457
2011	38,273
2012	40,579
2013 through 2017	233,300

The Company maintains a domestic unfunded supplemental executive retirement plan (SERP) under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension expense shown above and was $2,411, $2,329 and $2,318 in 2007, 2006 and 2005, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $19,195, $18,644 and $18,254 at December 31, 2007, 2006 and 2005, respectively.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J –	SEGMENT INFORMATION (continued)

the same as those described in Note A — Significant Accounting Policies. Financial information for the reportable segments follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated

For the year ended December 31, 2007:
Net sales to unaffiliated customers	$1,401,393	$510,514	$368,877	$—	$2,280,784
Inter-segment sales	99,227	24,156	11,645	(135,028)	—

Total	$1,500,620	$534,670	$380,522	$(135,028)	$2,280,784

Income before interest and income taxes	$211,092	$63,170	$18,578	$(2,547)	$290,293
Interest income					8,294
Interest expense					(11,430)

Income before income taxes					$287,157

Total assets	$988,651	$452,648	$343,532	$(139,535)	$1,645,296
Equity investments in affiliates	2,782	16,149	40,792	—	59,723
Capital expenditures	26,839	16,069	18,725	—	61,633
Depreciation and amortization	33,564	10,752	8,294	—	52,610
For the year ended December 31, 2006:
Net sales to unaffiliated customers	$1,305,472	$372,308	$294,135	$—	$1,971,915
Inter-segment sales	91,770	23,787	16,326	(131,883)	—

Total	$1,397,242	$396,095	$310,461	$(131,883)	$1,971,915

Income before interest and income taxes	$172,613	$46,659	$25,851	$(2,674)	$242,449
Interest income					5,876
Interest expense					(10,153)

Income before income taxes					$238,172

Total assets	$872,864	$390,733	$273,781	$(142,799)	$1,394,579
Equity investments in affiliates	2,374	12,834	33,754	—	48,962
Capital expenditures	37,269	19,777	18,956	—	76,002
Depreciation and amortization	33,135	7,993	6,697	—	47,825
For the year ended December 31, 2005:
Net sales to unaffiliated customers	$1,056,134	$305,846	$239,210	$—	$1,601,190
Inter-segment sales	54,579	24,434	13,015	(92,028)	—

Total	$1,110,713	$330,280	$252,225	$(92,028)	$1,601,190

Income before interest and income taxes	$117,224	$23,506	$16,964	$152	$157,846
Interest income					4,000
Interest expense					(7,947)

Income before income taxes					$153,899

Total assets	$784,713	$254,644	$220,507	$(98,703)	$1,161,161
Equity investments in affiliates	—	10,229	29,444	—	39,673
Capital expenditures	23,704	12,136	14,575	—	50,415
Depreciation and amortization	30,326	8,360	5,296	—	43,982

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J –	SEGMENT INFORMATION (continued)

In 2007, the Europe segment includes a credit to rationalization charges of $188 (pre-tax). In 2006, the Europe segment includes rationalization charges of $3,478 (pre-tax), and a gain of $9,006 (pre-tax) on the sale of the facility in Ireland. In addition, the Europe segment includes rationalization charges of $1,761 (pre-tax) in 2005. See Note F.

Inter-segment sales between reportable segments are recorded at cost plus an agreed upon intercompany profit, which approximates an arm’s length price, and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $194,476 in 2007, $154,111 in 2006 and $98,463 in 2005. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2007.

The geographic split of the Company’s net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2007	2006	2005

Net sales:
United States	$1,064,113	$1,004,786	$839,038
Foreign countries	1,216,671	967,129	762,152

Total	$2,280,784	$1,971,915	$1,601,190

Property, plant and equipment:
United States	$167,659	$178,717	$184,434
Foreign countries	263,738	212,429	158,271
Eliminations	(1,453)	(1,628)	(2,172)

Total	$429,944	$389,518	$340,533

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material.

NOTE K –	ACQUISITIONS

On November 30, 2007, the Company acquired the assets and business of Vernon Tool, a privately-held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. The Company has not yet completed the evaluation and allocation of the purchase price. The final purchase price allocations for this transaction will be completed in 2008. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales are approximately $9,000.

On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd., a privately-held manufacturer of subarc flux based in Zhengzhou, China. The joint venture, formed in February 2008, will manufacture subarc flux and subarc wire in Zhengzhou. Annual sales for Zhengzhou Heli are approximately $8,000.

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K –	ACQUISITIONS (continued)

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

On April 29, 2005, the Company acquired all of the outstanding stock of J.W. Harris, Inc. (“J.W. Harris”), a privately held brazing and soldering alloys manufacturer headquartered in Mason, Ohio for approximately $71,000 in cash and $15,000 of assumed debt. The Company began consolidating the results of J.W. Harris operations in the Company’s consolidated financial statements in May 2005. The purchase price allocation for this investment resulted in goodwill of $13,263. This acquisition has provided the Company with a strong complementary metals-joining technology and a leading position in the brazing and soldering alloys market. J.W. Harris has manufacturing plants in Ohio and Rhode Island and an international distribution center located in Spain.

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

The carrying amounts and estimated fair value of the Company’s significant financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value

Cash and cash equivalents	$217,382	$217,382	$120,212	$120,212
Amounts due banks	11,581	11,581	6,214	6,214
Long-term debt (including current portion)	118,234	121,329	154,885	159,539

Foreign Exchange Contracts:  The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. These derivative financial instruments qualify and are designated as cash flow hedges. The notional amount of outstanding foreign exchange contracts, translated at current exchange rates, was $64,246 and $59,612 at December 31, 2007 and 2006, respectively. The Company would have paid $2,898 at December 31, 2007, and received $47 at December 31, 2006 to settle these contracts, representing the fair value of the contracts.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L –	FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Interest Rate Swap Agreements:  At December 31, 2007 and 2006, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $110,000 of debt from fixed to floating interest rates. The Company would have received $762 and paid $3,428 at December 31, 2007 and 2006, respectively, to settle these interest rate swap agreements, which represents the fair value of these agreements.

Commodity Forward Contracts:  The Company may enter into forward contracts to manage its exposure to commodity price volatility. This hedging minimizes the impact of commodity price movements on the Company’s operating results. At December 31, 2007, the Company’s derivative contracts consisted of aluminum, copper and nickel forward contracts with notional amounts, in pounds, of 2,200, 1,200 and 216, respectively. These derivative financial instruments qualify and are designated as cash flow hedges. At December 31, 2007, the fair value of these derivative contracts covering transactions expected to occur in 2008 represented an unrealized loss of $1,523. There were no commodity contracts outstanding at December 31, 2006.

NOTE M –	OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $13,883 in 2007, $11,613 in 2006 and $11,389 in 2005.

At December 31, 2007, total future minimum lease payments for noncancelable operating leases were $9,914 in 2008, $6,631 in 2009, $3,719 in 2010, $2,805 in 2011, $2,059 in 2012 and $4,042 thereafter.

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

The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $8,176 at December 31, 2007. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2008 and the other maturing in May 2009. Two loans mature in July 2010, one for $2,709 and the other for $1,467. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O –	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth

2007
Net sales	$549,043	$586,638	$564,824	$580,279
Gross profit	158,216	168,668	159,741	160,941
Income before income taxes	68,965	78,521	70,107	69,564
Net income	48,000	55,249	49,978	49,509
Basic earnings per share	$1.12	$1.29	$1.16	$1.15
Diluted earnings per share	$1.11	$1.27	$1.15	$1.14
2006
Net sales	$468,394	$502,510	$495,137	$505,874
Gross profit	130,066	146,467	141,337	134,407
Income before income taxes	51,876	63,037	61,642	61,617
Net income	36,749	42,619	43,855	51,785
Basic earnings per share	$0.87	$1.00	$1.03	$1.21
Diluted earnings per share	$0.86	$0.99	$1.02	$1.20

The quarter ending March 31, 2007 includes pre-tax charges relating to the Company’s European rationalization program of $396 ($396 after-tax). The quarter ending December 31, 2007 includes a pre-tax gain of $584 ($503 after-tax) related to such program. See Note F.

The quarters ending March 31, June 30, September 30 and December 31, 2006 include pre-tax charges relating to the Company’s European rationalization program of $1,049 ($1,049 after-tax), $1,292 ($1,292 after-tax), $665 ($665 after-tax) and $472 ($472 after-tax), respectively (See Note F). The quarter ended December 31, 2006 also includes a pre-tax gain of $9,006 ($7,204 after tax) on the sale of the Company’s facility in Ireland. See Note F.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)

		Additions
			(1)
	Balance at	Charged to	Charged to		Balance
	Beginning of	Costs and	Other	(2)	at End
Description	Period	Expenses	Accounts	Deductions	of Period

Allowance for doubtful accounts:
Year ended December 31, 2007	$8,484	$3,115	$630	$4,805	$7,424
Year ended December 31, 2006	$7,583	$3,255	$325	$2,679	$8,484
Year ended December 31, 2005	$9,295	$3,019	$(761)	$3,970	$7,583

(1)	– Currency translation adjustment.

(2)	– Uncollectible accounts written-off, net of recoveries.