Form 10-Q
period 2008-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2008-04-28
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio .	44117

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of March 31, 2008 was 42,722,381.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$620,227	$549,043
Cost of goods sold	442,776	390,827

Gross profit	177,451	158,216

Selling, general & administrative expenses	98,961	89,520
Rationalization charges	—	396

Operating income	78,490	68,300

Other income (expense):
Interest income	2,434	1,450
Equity earnings in affiliates	549	1,478
Other income	499	464
Interest expense	(2,981)	(2,727)

Total other income	501	665

Income before income taxes	78,991	68,965
Income taxes	25,514	20,965

Net income	$53,477	$48,000

Per share amounts:
Basic earnings per share	$1.25	$1.12

Diluted earnings per share	$1.24	$1.11

Cash dividends declared per share	$0.25	$0.22

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2008	2007
	(UNAUDITED)	(NOTE A)
ASSETS
Current Assets
Cash and cash equivalents	$237,853	$217,382
Accounts receivable (less allowance for doubtful accounts of $7,907 in 2008; $7,424 in 2007)	390,656	344,058
Inventories
Raw materials	96,673	92,557
Work-in-process	62,939	48,444
Finished goods	222,188	202,848

Total inventory	381,800	343,849

Deferred income taxes	11,446	10,286
Other current assets	60,887	54,073

Total Current Assets	1,082,642	969,648

Property, Plant and Equipment
Land	42,130	41,415
Buildings	262,831	255,318
Machinery and equipment	654,946	629,780

	959,907	926,513
Less accumulated depreciation and amortization	516,871	496,569

Property, Plant and Equipment, Net	443,036	429,944

Other Assets
Prepaid pension costs	53,429	48,897
Equity investments in affiliates	62,184	59,723
Intangibles, net	61,912	51,194
Goodwill	44,369	42,727
Long-term investments	30,196	30,170
Other	17,883	12,993

Total Other Assets	269,973	245,704

TOTAL ASSETS	$1,795,651	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$11,654	$11,581
Trade accounts payable	193,078	152,301
Accrued employee compensation and benefits	68,624	48,486
Accrued expenses	27,393	25,407
Accrued taxes, including income taxes	30,249	13,130
Accrued pensions	3,581	3,790
Dividends payable	10,660	10,720
Other current liabilities	41,126	45,601
Current portion of long-term debt	31,974	905

Total Current Liabilities	418,339	311,921

Long-Term Liabilities
Long-term debt, less current portion	89,646	117,329
Accrued pensions	29,091	29,164
Deferred income taxes	40,517	36,874
Accrued taxes	36,984	34,132
Other long-term liabilities	38,548	28,656

Total Long-Term Liabilities	234,786	246,155

Shareholders’ Equity
Preferred shares, without par value - at stated capital amount; authorized - 5,000,000 shares; issued and outstanding - none	—	—
Common shares, without par value - at stated capital amount; authorized - 120,000,000 shares; issued - 49,290,717 shares in 2008 and 2007; outstanding - 42,722,381 shares in 2008 and 42,961,679 shares in 2007	4,929	4,929
Additional paid-in capital	148,226	145,825
Retained earnings	1,110,896	1,068,100
Accumulated other comprehensive income	42,873	15,841
Treasury shares, at cost - 6,568,336 shares in 2008 and 6,329,038 shares in 2007	(164,398)	(147,475)

Total Shareholders’ Equity	1,142,526	1,087,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,795,651	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,477	$48,000
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	—	396
Depreciation and amortization	13,907	12,511
Equity losses (earnings) of affiliates, net	4	(1,134)
Deferred income taxes	1,279	(4,328)
Stock-based compensation	1,101	1,119
Amortization of terminated interest rate swaps	(233)	(401)
Other non-cash items, net	1,669	933
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(37,174)	(35,734)
Increase in inventories	(26,970)	(18,116)
(Increase) decrease in other current assets	(5,307)	1,190
Increase in accounts payable	31,172	15,281
Increase in other current liabilities	37,305	27,831
Net change in pension assets and liabilities	(6,640)	(4,888)
Net change in other long-term assets and liabilities	3,933	(317)

NET CASH PROVIDED BY OPERATING ACTIVITIES	67,523	42,343

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,812)	(15,724)
Acquisition of businesses, net of cash acquired	(8,675)	(4,362)
Proceeds from sale of property, plant and equipment	272	73

NET CASH USED BY INVESTING ACTIVITIES	(21,215)	(20,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	3,394	—
Payments on short-term borrowings	(713)	(13)
Amounts due banks, net	(3,636)	(1,599)
Payments on long-term borrowings	(140)	(40,108)
Proceeds from exercise of stock options	1,591	2,426
Tax benefit from exercise of stock options	819	496
Purchase of shares for treasury	(18,033)	—
Cash dividends paid to shareholders	(10,720)	(9,403)

NET CASH USED BY FINANCING ACTIVITIES	(27,438)	(48,201)

Effect of exchange rate changes on cash and cash equivalents	1,601	195

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,471	(25,676)

Cash and cash equivalents at beginning of period	217,382	120,212

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$237,853	$94,536

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
March 31, 2008
NOTE A — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in “Other long-term liabilities.” The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
NOTE B — STOCK-BASED COMPENSATION
The 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares. The 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
The Company issued 58,688 and 73,819 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2008 and 2007, respectively.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2008 and 2007 was $1,101 and $1,119, respectively. The related tax benefit for the three months ended March 31, 2008 and 2007 was $421 and $428, respectively.
NOTE C — GOODWILL AND INTANGIBLE ASSETS
The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. There were no impairments of goodwill during the first three months of 2008 and 2007. Goodwill totaled $44,369 and $42,727 at March 31, 2008 and December 31, 2007, respectively. Goodwill by segment at March 31, 2008 was $17,747 for North America, $12,602 for Europe and $14,020 for Other Countries.
Gross intangible assets other than goodwill as of March 31, 2008 and December 31, 2007 were $83,240 and $70,722, respectively, and related accumulated amortization was $21,328 and $19,528, respectively. Aggregate amortization expense was $676 and $480 for the three months ended March 31, 2008 and 2007, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $14,827 at March 31, 2008 and $14,436 at December 31, 2007.

NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$53,477	$48,000
Denominator:
Basic weighted average shares outstanding	42,675	42,843
Effect of dilutive securities - Stock options and awards	415	506

Diluted weighted average shares outstanding	43,090	43,349

Basic earnings per share	$1.25	$1.12

Diluted earnings per share	$1.24	$1.11

NOTE E — COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$53,477	$48,000
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax	1,978	(311)
Currency translation adjustment	24,668	5,001
Unrecognized amounts from defined benefit pension plans, net of tax	386	826

Total comprehensive income	$80,509	$53,516

NOTE F — INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $77,135 at March 31, 2008 and $72,088 at December 31, 2007.
NOTE G — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at March 31, 2008 and 2007 include accruals for year-end bonuses and related payroll taxes of $31,565 and $28,537, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from March 31, 2007 to March 31, 2008 is due to the increase in profitability of the Company.
NOTE H — SEGMENT INFORMATION
The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in

Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan, Venezuela and Vietnam. Each operating segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market conditions. Segment performance and resource allocation are measured based on income before interest and income taxes. Financial information for the reportable segments is as follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended March 31, 2008
Net sales to unaffiliated customers	$371,113	$147,445	$101,669	$—	$620,227
Inter-segment sales	27,066	6,925	1,566	(35,557)	—

Total	$398,179	$154,370	$103,235	$(35,557)	$620,227

Income before interest and income taxes	$56,533	$18,219	$5,039	$(253)	$79,538
Interest income					2,434
Interest expense					(2,981)

Income before income taxes					$78,991

Total assets	$1,011,789	$531,923	$399,135	$(147,196)	$1,795,651

Three months ended March 31, 2007:
Net sales to unaffiliated customers	$345,720	$121,781	$81,542	$—	$549,043
Inter-segment sales	24,028	6,659	5,443	(36,130)	—

Total	$369,748	$128,440	$86,985	$(36,130)	$549,043

Income before interest and income taxes	$49,103	$14,682	$6,388	$69	$70,242
Interest income					1,450
Interest expense					(2,727)

Income before income taxes					$68,965

Total assets	$885,643	$438,820	$296,523	$(169,028)	$1,451,958
The Europe segment includes rationalization charges of $396 for the three months ended March 31, 2007.
NOTE I — RATIONALIZATION CHARGES
In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing from Harris Ireland to a lower cost facility in Eastern Europe. A total of 66 employees were impacted by the Ireland Rationalization.
The Company recorded $396 ($396 after-tax) to “Rationalization charges” in the first quarter of 2007. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. Essentially all rationalization activities were completed as of December 31, 2007. The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan. The Company expects to receive approximately $2,290 in cash receipts during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.
NOTE J — ACQUISITIONS
On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal for approximately $24,000 in cash and assumed debt. The Company began consolidating the results of Electro-Arco in the Company’s consolidated financial statements in April 2008. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales are approximately $40,000.
On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales are approximately $9,000.
On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company contributed $8,200 to Zhengzhou Heli in the period and recorded $10,800 of intangible assets and goodwill related to the investment. The Company has not yet completed the evaluation and allocation of the purchase price. The Company began consolidating the results of Zhengzhou Heli in February 2008. Annual sales for Zhengzhou Heli are approximately $8,000.
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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $7,573 at March 31, 2008. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in June 2008 and the other maturing in May 2009. The other two loans mature in July 2010, one for $2,258 and the other for $1,315. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements based on the current financial condition of the joint venture.

NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Other current liabilities.” The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$12,308	$9,373
Charged to costs and expenses	5,231	2,576
Deductions	(3,267)	(2,286)
Foreign currency translation	261	67

Balance at end of period	$14,533	$9,730

Warranty expense was 0.8% and 0.5% of sales for the three months ended March 31, 2008 and 2007, respectively.
NOTE M — DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of March 31, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at March 31, 2008 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $233 and $401 in the first three months of 2008 and 2007, respectively, and is expected to reduce annual interest expense by $958 in 2008. At March 31, 2008, $1,480 remains to be amortized of which $676 is recorded in “Current portion of long-term debt” and $804 is recorded in “Long-term debt, less current portion,” respectively
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.
The fair value of these swaps is recorded in “Other long-term assets” with a corresponding offset in “Long-term debt.” The fair value of these swaps at March 31, 2008 and December 31, 2007 was an asset of $4,280 and $762, respectively.

Swaps have increased the value of the Series B Notes from $30,000 to $30,999 and increased the value of the Series C Notes from $80,000 to $84,761 as of March 31, 2008. The weighted average effective interest rate on the Notes, net of the impact of swaps, was 6.2% for the first three months of 2008.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of March 31, 2008, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as “Amounts due banks” represent the short-term borrowings of the Company’s foreign subsidiaries.
NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its financial statements.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of January 1, 2008 and elected not to apply the fair value option to any of its financial instruments.
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008. See Note Q.
NOTE O — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended
	March 31,
	2008	2007
Service cost - benefits earned during the period	$4,264	$4,501
Interest cost on projected benefit obligation	9,674	10,069
Expected return on plan assets	(12,581)	(13,810)
Amortization of prior service cost	20	15
Amortization of net loss	420	1,318

Net pension cost of defined benefit plans	1,797	2,093
Multi-employer plans	393	342
Defined contribution plans	1,894	1,722

Net periodic benefit costs	$4,084	$4,157

Based on current pension funding rules, the Company does not anticipate that contributions to the U.S. plans would be required in 2008. The Company has voluntarily contributed $4,500 to its U.S. plans in the first three months of 2008. The actual amounts to be contributed to the pension plans in 2008 will be determined at the Company’s discretion. The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2008.
The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan as part of the rationalization of Harris Ireland. The Company expects to receive approximately $2,290 in 2008 upon final settlement.
NOTE P — INCOME TAXES
The effective income tax rates of 32.3% and 30.4% for the three months ended March 31, 2008 and 2007, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The anticipated effective rate for 2008 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
As of March 31, 2008, the Company had $31,685 of unrecognized tax benefits. If recognized, approximately $19,788 would be recorded as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the first quarter of 2009. The Company is currently subject to an Internal Revenue Service audit for the 2005-2006 tax years.
NOTE Q — FAIR VALUE
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008.
Assets and liabilities that are within the provisions of SFAS 157, such as the Company’s derivative contracts, are valued at fair value using the market and income valuation approaches. The Company’s derivative contracts include interest rate swaps as well as forward foreign currency and commodity contracts. The Company uses the market approach to value similar assets and liabilities in active markets and the income approach that consists of discounted cash flow models that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date.
SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active	Significant Other
	Balance as of	Markets for Identical	Observable Inputs	Significant Unobservable
Description	March 31, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Derivatives, net asset	$3,648	$—	$3,648	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share data)
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The following discussion and analysis of the Company’s results of operations and financial position should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Part II, Item 1A of this report for more information regarding forward-looking statements.
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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Spain, Taiwan, Turkey, United Kingdom, Venezuela and Vietnam.
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
The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all facilities worldwide. In addition, the Company is ISO 14001 certified at all significant manufacturing facilities in the United States and is working to gain certification at its remaining United States facilities, as well as the remainder of its facilities worldwide.
Key Indicators
Key economic measures relevant to the Company include industrial production trends, steel consumption, purchasing manager indices, capacity utilization within durable goods manufacturers, and consumer confidence indicators. Key industries which provide a relative indication of demand drivers to the Company include farm machinery and equipment, construction and transportation, fabricated metals, electrical equipment, ship and boat building, defense, truck manufacturing, energy and railroad equipment. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s welding products.
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

RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three Months Ended March 31,
	2008		2007		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$620,227	100.0%	$549,043	100.0%	$71,184	13.0%
Cost of goods sold	442,776	71.4%	390,827	71.2%	51,949	13.3%

Gross profit	177,451	28.6%	158,216	28.8%	19,235	12.2%
Selling, general and administrative expenses	98,961	16.0%	89,520	16.3%	9,441	10.5%
Rationalization charges	—	NA	396	0.1%	(396)	NA

Operating income	78,490	12.7%	68,300	12.4%	10,190	14.9%
Interest income	2,434	0.4%	1,450	0.3%	984	67.9%
Equity earnings in affiliates	549	0.1%	1,478	0.3%	(929)	(62.9%)
Other income	499	0.1%	464	0.1%	35	7.5%
Interest expense	(2,981)	(0.5%)	(2,727)	(0.5%)	(254)	9.3%

Income before income taxes	78,991	12.7%	68,965	12.6%	10,026	14.5%
Income taxes	25,514	4.1%	20,965	3.8%	4,549	21.7%

Net income	$53,477	8.6%	$48,000	8.7%	$5,477	11.4%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Sales. Net sales for the first quarter of 2008 increased 13.0% to $620,227 from $549,043 in the first quarter of 2007. The increase in Net sales reflects a $14,384 (2.6%) increase due to volume, an $18,474 (3.4%) increase due to price, an $8,887 (1.6%) increase from acquisitions and a $29,439 (5.4%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 7.3% to $371,113 in the first quarter of 2008 compared to $345,720 in the first quarter of 2007. This increase reflects an increase of $7,510 (2.2%) due to volume, a $12,011 (3.5%) increase due to price, a $1,523 (.4%) increase due to acquisitions and a $4,349 (1.2%) increase as a result of changes in foreign currency exchange rates. Net sales for the European operations increased 21.1% to $147,445 in the first quarter of 2008 compared to $121,781 in the first quarter of 2007. This increase reflects an increase of $5,050 (4.2%) due to volume, a $1,696 (1.4%) increase from acquisitions and an $18,772 (15.4%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 24.7% to $101,669 in the first quarter of 2008 compared to $81,542 in the first quarter of 2007. This increase reflects an increase of $1,824 (2.2%) due to volume, a $6,317 (7.8%) increase due to price, a $6,318 (7.7%) favorable impact as a result of changes in foreign currency exchange rates and a $5,668 (7.0%) increase from acquisitions.
Gross Profit. Gross profit increased 12.2% to $177,451 during the first quarter of 2008 compared to $158,216 in the first quarter of 2007. As a percentage of Net sales, Gross profit decreased to 28.6% in the first quarter of 2008 from 28.8% in the first quarter of 2007. This decrease was primarily a result of the continuing shift in sales mix to traditionally lower margin geographies and businesses. Lower margin geographies were impacted by pricing pressures associated with market share growth, cost increases and start-up costs associated with continued capacity expansion. This decrease was partially offset by favorable leverage on increased volumes and continued favorable product liability cost trends in North America. Foreign currency exchange rates had a $6,750 favorable translation impact in the first quarter of 2008.
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
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $9,441 (10.5%) in the first quarter of 2008 compared to the first quarter of 2007. The increase was primarily due to higher bonus expense of $3,459 and the unfavorable translation impact of foreign currency exchange rates of $4,085.
Rationalization Charges. In the first quarter of 2007, the Company recorded $396 ($396 after-tax) in charges related to rationalization activities at the Company’s facility in Ireland.

Interest Income. Interest income increased to $2,434 in the first quarter of 2008 from $1,450 in the first quarter of 2007. The increase was a result of increases in cash balances partially offset by lower interest rates in the first quarter of 2008 when compared to the first quarter of 2007.
Equity Earnings in Affiliates. Equity earnings in affiliates decreased to $549 in the first quarter of 2008 from $1,478 in the first quarter of 2007 as a result of decreased earnings at the Company’s joint venture investment in Turkey.
Other Income. Other income increased $35 to $499 in the first quarter of 2008 from $464 in the first quarter of 2007.
Interest Expense. Interest expense increased to $2,981 in the first quarter of 2008 from $2,727 in the first quarter of 2007 as a result of higher interest rates partially offset by a lower level of amortization of the gain associated with previously terminated interest rate swap agreements and lower debt levels in the first quarter of 2008. See Note M to the Company’s Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the first quarter of 2008 were $25,514 on income before income taxes of $78,991, an effective rate of 32.3%, compared with income taxes of $20,965 on income before income taxes of $68,965, or an effective rate of 30.4% for the first quarter of 2007. The increase in the effective tax rate is a result of higher pre-tax income in higher tax rate jurisdictions as well as the expiration of the U.S. research and development credit in the first quarter of 2008. The effective rate for the first quarter of 2008 and 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.
Net Income. Net income for the first quarter of 2008 was $53,477 compared to $48,000 the first quarter of 2007. Diluted earnings per share for the first quarter of 2008 were $1.24 compared to $1.11 per share in the first quarter of 2007. Foreign currency exchange rate movements had a favorable translation effect of $1,865 and $904 on net income for the first quarter of 2008 and 2007, respectively.
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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
(In thousands)	2008	2007	Change
Cash provided by operating activities:	$67,523	$42,343	$25,180
Cash used by investing activities:	(21,215)	(20,013)	(1,202)
Capital expenditures	(12,812)	(15,724)	2,912
Acquisitions of businesses, net of cash acquired	(8,675)	(4,362)	(4,313)
Cash used by financing activities:	(27,438)	(48,201)	20,763
Payments on short-term borrowings, net	(955)	(1,612)	657
Payments on long-term borrowings	(140)	(40,108)	39,968
Proceeds from exercise of stock options	1,591	2,426	(835)
Tax benefit from the exercise of stock options	819	496	323
Purchase of shares for treasury	(18,033)	—	(18,033)
Cash dividends paid to shareholders	(10,720)	(9,403)	(1,317)
Increase (decrease) in Cash and cash equivalents	20,471	(25,676)	46,147
Cash and cash equivalents increased 9.4% or $20,471 during the first three months of 2008, to $237,853 as of March 31, 2008 from $217,382 as of December 31, 2007. This compares to a decrease of 21.4% or $25,676 to $94,536 during the first three months of 2007.
Cash provided by operating activities increased by $25,180 for the first three months of 2008 compared to 2007. The increase was primarily related to an increase in net income and a lower increase in working capital levels when compared to 2007. Average working capital to sales was 24.6% at March 31, 2008 compared to 23.5% December 31, 2007 and 26.9% at March 31, 2007. Days sales in inventory increased to 108.4 days at March 31, 2008 from 101.2 days at December 31, 2007 and decreased from 118.5 days at March 31, 2007. Accounts receivable days increased to 59.6 at March 31, 2008 from to 56.9 days at December 31, 2007 and 58.5 days at March 31, 2007. Average days in accounts payable increased to 44.5 days at March 31, 2008 from 36.2 days at December 31, 2007 and 41.4 days at March 31, 2007.
Cash used by investing activities for the first three months of 2008 compared to 2007 increased by $1,202. This reflects an increase in cash used in the acquisition of businesses of $4,313 partially offset by a reduction in capital expenditures of $2,912 to $12,812 from $15,724 in 2007. The Company anticipates capital expenditures in 2008 in the range of $60,000 — $70,000. Anticipated capital expenditures reflect plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities decreased $20,763 to $27,438 in first three months of 2008 compared the first three months of 2007. The decrease was primarily due to the reduction of debt in the first quarter of 2007 resulting from the $40,000 repayment of the Company’s Series A Senior Unsecured Notes offset by purchases of the Company’s common stock of $18,033 in 2008.
The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. If the Company settled its Venezuelan subsidiary’s U.S. dollar liabilities using unofficial, parallel currency exchange mechanisms as of March 31, 2008, it would result in a currency exchange loss of approximately $4,015.
The Company’s debt levels increased from $129,815 at December 31, 2007, to $133,274 at March 31, 2008. Debt to total capitalization decreased to 10.4% at March 31, 2008 from 10.7% at December 31, 2007.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,764,400 shares at a cost of $249,884 through March 31, 2008.
In April 2008, the Company paid a quarterly cash dividend of $0.25 per share, or $10,660 to shareholders of record on March 31, 2008.

Rationalization
In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing from Harris Ireland to a lower cost facility in Eastern Europe. A total of 66 employees were impacted by the Ireland Rationalization.
The Company recorded $396 ($396 after-tax) to “Rationalization charges” in the first quarter of 2007. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. Essentially all rationalization activities were completed as of December 31, 2007. The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan. The Company expects to receive approximately $2,290 in cash receipts during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.
Acquisitions
On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal for approximately $24,000 in cash and assumed debt. The Company began consolidating the results of Electro-Arco in the Company’s consolidated financial statements in April 2008. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales are approximately $40,000.
On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales are approximately $9,000.
On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company contributed $8,200 to Zhengzhou Heli in the period and recorded $10,800 of intangible assets and goodwill related to the investment. The Company has not yet completed the evaluation and allocation of the purchase price. The Company began consolidating the results of Zhengzhou Heli in February 2008. Annual sales for Zhengzhou Heli are approximately $8,000.
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

Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of March 31, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at March 31, 2008 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $233 and $401 in the first three months of 2008 and 2007, respectively, and is expected to reduce annual interest expense by $958 in 2008. At March 31, 2008, $1,480 remains to be amortized of which $676 is recorded in “Current portion of long-term debt” and $804 is recorded in “Long-term debt, less current portion,” respectively.
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
The fair value of these swaps is recorded in “Other long-term assets” with a corresponding offset in “Long-term debt.” The fair value of these swaps at March 31, 2008 and December 31, 2007 was an asset of $4,280 and $762, respectively.
Swaps have increased the value of the Series B Notes from $30,000 to $30,999 and increased the value of the Series C Notes from $80,000 to $84,761 as of March 31, 2008. The weighted average effective interest rate on the Notes, net of the impact of swaps, was 6.2% for the first three months of 2008.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of March 31, 2008, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as “Amounts due banks” represent the short-term borrowings of the Company’s foreign subsidiaries.

Stock-based compensation
The 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an aggregate of 3,000,000 of the Company’s common shares. The 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), provides for the granting of options, restricted shares and restricted stock units up to an aggregate of 300,000 of the Company’s common shares.
The Company issued 58,688 and 73,819 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2008 and 2007, respectively.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2008 and 2007 was $1,101 and $1,119, respectively. The related tax benefit for the three months ended March 31, 2008 and 2007 was $421 and $428, respectively.
Product liability expense
Product liability expenses have been significant, particularly with respect to welding fume claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. See Note K to the Consolidated Financial Statements for further discussion.
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
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $7,573 at March 31, 2008. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its financial statements.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of January 1, 2008 and elected not to apply the fair value option to any of its financial instruments.
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008. See Note Q.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $74 have been provided on earnings of $560 that are not expected to be permanently reinvested. At March 31, 2008, the Company had approximately $69,808 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2008, a valuation allowance of $21,421 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
The Company records liabilities equal to the underfunded status of defined benefit plans, and assets equal to the overfunded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2007, the Company recognized liabilities of $32,954 and prepaids of $48,897 and also recognized “Accumulated other comprehensive loss” of $52,274 (after-tax), respectively for its defined benefit pension plans.
A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States. The market-related value of plan assets is determined by fair values at December 31.
A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.25% for its U.S. plans at December 31, 2007. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2007, investment returns in the Company’s U.S. pension plans were approximately 8.4%. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,400.
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
Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2008. The Company has voluntarily contributed $4,500 to its U.S. plans in the first three months of 2008. The actual amounts to be contributed to the pension plans in 2008 will be determined at the Company’s discretion. The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2008.
Pension expense relating to the Company’s defined benefit plans was $6,260 in 2007. The Company expects 2008 pension expense to be comparable with 2007.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $77,135 at March 31, 2008. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
Impairment of Goodwill and Intangibles
The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates each year. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. The Company evaluates the recoverability of goodwill and intangible assets not subject to amortization as required under SFAS 142 “Goodwill and Other Intangible Assets” by comparing the fair value of each reporting unit with its carrying value. The fair values of reporting units is determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since December 31, 2007. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
At March 31, 2008, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 28,320 plaintiffs, which is a net decrease of 42 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 27,029 of those claims were dismissed, ten were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 540 were decided in favor of the Company following summary judgment motions.
At March 31, 2008, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,832 plaintiffs, which is a net decrease of 365 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At March 31, 2008, cases involving 1,043 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was denied on September 14, 2007 and the 16 individual claimants dismissed their claims on March 20, 2008. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 12,302 of those claims were dismissed, 18 were tried to defense verdicts in favor of the Company and three were tried to plaintiff verdicts. In addition, 12 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion. On March 6, 2008, a jury returned a verdict in one such case against the Company and two co-defendants by a single claimant for an aggregate amount of $2.42 million in damages, $720,000 of which were compensatory (a portion of which would be allocable to the Company) and $1,700,000 of which were punitive ($750,000 of which were allocated to the Company). Post trial motions are pending. The Company intends to appeal any final judgment. Based on cost sharing between co-defendants and applicable insurance, the Company believes resolution of this claim will not have a material impact on the Company’s consolidated financial statements. On March 7, 2008, a jury returned a verdict in favor of the Company and four co-defendants in another such case involving four individual claimants.
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
At March 31, 2008, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,832 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 28,320 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 12,302 of those claims were dismissed, 18 were tried to defense verdicts in favor of us and three were tried to plaintiff verdicts. In addition, 12 claims were resolved by agreement for immaterial amounts and one was decided in favor of us following a motion for summary judgment. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 27,029 of those claims were dismissed, ten were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 540 were decided in favor of us following summary judgment motions.
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
Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. For example, the Company has completed and continues to pursue acquisitions or joint ventures in the People’s Republic of China in order to strategically position resources to increase our presence in this rapidly growing market. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may involve the expenditure of significant funds and management time. Depending on the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Our current operational cash flow is sufficient to fund our current acquisition plans, but a significant acquisition would require access to the capital markets. Further, we may not be able to successfully integrate acquired businesses within our existing businesses or recognize expected benefits from completed acquisitions.
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
Moreover, social unrest, the absence of trained labor pools and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries have slowed our business expansion into some developing economies. Our presence in China has been facilitated through joint venture agreements with local organizations. While this strategy has allowed us to gain a footprint in China while leveraging the experience of local organizations, it also presents corporate governance and management challenges.
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
We also face increasing complexity in our products design and procurement operations as we adjust to new and future requirements relating to the design, production and labeling of our products that are sold in the European Union. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.
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
Chief Financial Officer and Treasurer (principal financial and accounting officer) April 28, 2008