Form 10-Q
period 2008-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2008-07-31
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of June 30, 2008 was 42,845,360.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$699,826	$586,638	$1,320,053	$1,135,681
Cost of goods sold	495,112	417,970	937,888	808,797

Gross profit	204,714	168,668	382,165	326,884

Selling, general & administrative expenses	113,118	93,317	212,079	182,837
Rationalization charges	—	—	—	396

Operating income	91,596	75,351	170,086	143,651

Other income (expense):
Interest income	1,865	1,699	4,299	3,149
Equity earnings in affiliates	3,814	3,677	4,363	5,155
Other income	627	580	1,126	1,044
Interest expense	(2,802)	(2,786)	(5,783)	(5,513)

Total other income	3,504	3,170	4,005	3,835

Income before income taxes	95,100	78,521	174,091	147,486
Income taxes	24,972	23,272	50,486	44,237

Net income	$70,128	$55,249	$123,605	$103,249

Per share amounts:
Basic earnings per share	$1.64	$1.29	$2.90	$2.41

Diluted earnings per share	$1.62	$1.27	$2.87	$2.38

Cash dividends declared per share	$0.25	$0.22	$0.50	$0.44

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(UNAUDITED)	(NOTE A)
ASSETS
Current Assets
Cash and cash equivalents	$268,357	$217,382
Accounts receivable (less allowance for doubtful accounts of $9,692 in 2008; $7,424 in 2007)	432,455	344,058
Inventories
Raw materials	106,498	92,557
Work-in-process	57,894	48,444
Finished goods	239,441	202,848

Total inventory	403,833	343,849

Deferred income taxes	11,479	10,286
Other current assets	78,737	54,073

Total Current Assets	1,194,861	969,648

Property, Plant and Equipment
Land	43,198	41,415
Buildings	269,502	255,318
Machinery and equipment	681,958	629,780

	994,658	926,513
Less accumulated depreciation and amortization	531,823	496,569

Property, Plant and Equipment, Net	462,835	429,944

Other Assets
Prepaid pension costs	59,498	48,897
Equity investments in affiliates	65,683	59,723
Intangibles, net	63,206	51,194
Goodwill	44,828	42,727
Long-term investments	30,459	30,170
Other	16,271	12,993

Total Other Assets	279,945	245,704

TOTAL ASSETS	$1,937,641	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$31,397	$11,581
Trade accounts payable	208,167	152,301
Accrued employee compensation and benefits	99,187	48,486
Accrued expenses	31,752	25,407
Accrued taxes, including income taxes	14,385	13,130
Accrued pensions	1,771	3,790
Dividends payable	10,699	10,720
Other current liabilities	50,460	45,601
Current portion of long-term debt	31,877	905

Total Current Liabilities	479,695	311,921

Long-Term Liabilities
Long-term debt, less current portion	87,701	117,329
Accrued pensions	29,160	29,164
Deferred income taxes	38,133	36,874
Accrued taxes	40,707	34,132
Other long-term liabilities	39,083	28,656

Total Long-Term Liabilities	234,784	246,155

Shareholders’ Equity
Preferred shares, without par value — at stated capital amount; authorized - 5,000,000 shares; issued and outstanding — none	—	—
Common shares, without par value — at stated capital amount; authorized - 120,000,000 shares; issued - 49,290,717 shares in 2008 and 2007; outstanding - 42,845,360 shares in 2008 and 42,961,679 shares in 2007	4,929	4,929
Additional paid-in capital	152,885	145,825
Retained earnings	1,170,306	1,068,100
Accumulated other comprehensive income	56,937	15,841
Treasury shares, at cost - 6,445,357 shares in 2008 and 6,329,038 shares in 2007	(161,895)	(147,475)

Total Shareholders’ Equity	1,223,162	1,087,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,937,641	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,605	$103,249
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	—	396
Depreciation and amortization	28,348	25,833
Equity earnings of affiliates, net	(2,917)	(3,987)
Deferred income taxes	65	(11,567)
Stock-based compensation	2,240	2,229
Amortization of terminated interest rate swaps	(479)	(639)
Other non-cash items, net	3,196	(713)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(61,703)	(53,759)
Increase in inventories	(36,924)	(12,236)
(Increase) decrease in other current assets	(21,273)	5,086
Increase in accounts payable	37,557	14,529
Increase in other current liabilities	58,178	47,425
Net change in pension assets and liabilities	(12,758)	(9,370)
Net change in other long-term assets and liabilities	3,550	976

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,685	107,452

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,098)	(29,640)
Acquisition of businesses, net of cash acquired	(24,264)	(4,414)
Proceeds from sale of property, plant and equipment	314	201

NET CASH USED BY INVESTING ACTIVITIES	(55,048)	(33,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	11,306	—
Payments on short-term borrowings	(713)	(13)
Amounts due banks, net	2,557	4,348
Proceeds from long-term borrowings	1,352	—
Payments on long-term borrowings	(424)	(40,307)
Proceeds from exercise of stock options	5,435	5,062
Tax benefit from exercise of stock options	2,708	2,736
Purchase of shares for treasury	(18,033)	—
Cash dividends paid to shareholders	(21,380)	(18,825)

NET CASH USED BY FINANCING ACTIVITIES	(17,192)	(46,999)

Effect of exchange rate changes on cash and cash equivalents	2,530	1,169

INCREASE IN CASH AND CASH EQUIVALENTS	50,975	27,769

Cash and cash equivalents at beginning of period	217,382	120,212

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268,357	$147,981

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
June 30, 2008
NOTE A — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in “Other long-term liabilities.” The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
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
The Company issued 183,237 and 191,751 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2008 and 2007, respectively.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2008 and 2007 was $2,240 and $2,229, respectively. The related tax benefit for the six months ended June 30, 2008 and 2007 was $856 and $852, respectively.
NOTE C — GOODWILL AND INTANGIBLE ASSETS
The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples and management judgments regarding the applicable discount rates to value those estimated cash flows. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. There were no impairments of goodwill during the six months ended June 30, 2008 and 2007. Goodwill totaled $44,828 and $42,727 at June 30, 2008 and December 31, 2007, respectively. Goodwill by segment at June 30, 2008 was $17,703 for North America, $12,826 for Europe and $14,299 for Other Countries.
Gross intangible assets other than goodwill as of June 30, 2008 and December 31, 2007 were $85,238 and $70,722, respectively, and related accumulated amortization was $22,032 and $19,528, respectively. Aggregate amortization expense was $1,364 and $955 for the six months ended June 30, 2008 and 2007, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $15,468 at June 30, 2008 and $14,436 at December 31, 2007.

NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$70,128	$55,249	$123,605	$103,249
Denominator:
Basic weighted average shares outstanding	42,709	42,947	42,692	42,895
Effect of dilutive securities — Stock options and awards	464	514	440	512

Diluted weighted average shares outstanding	43,173	43,461	43,132	43,407

Basic earnings per share	$1.64	$1.29	$2.90	$2.41

Diluted earnings per share	$1.62	$1.27	$2.87	$2.38

NOTE E — COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$70,128	$55,249	$123,605	$103,249
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax	1,148	(2,142)	3,126	(2,453)
Currency translation adjustment	12,477	15,389	37,145	20,390
Unrecognized amounts from defined benefit pension plans, net of tax	439	829	825	1,655

Total comprehensive income	$84,192	$69,325	$164,701	$122,841

NOTE F — INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $91,637 at June 30, 2008 and $72,088 at December 31, 2007.
NOTE G — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at June 30, 2008 and 2007 include accruals for year-end bonuses and related payroll taxes of $59,393 and $53,994, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from June 30, 2007 to June 30, 2008 is due to the increase in profitability of the Company.
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

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended June 30, 2008
Net sales to unaffiliated customers	$400,735	$170,978	$128,113	$—	$699,826
Inter-segment sales	31,145	7,339	2,731	(41,215)	—

Total	$431,880	$178,317	$130,844	$(41,215)	$699,826

Income before interest and income taxes	$62,049	$20,510	$12,385	$1,093	$96,037
Interest income					1,865
Interest expense					(2,802)

Income before income taxes					$95,100

Three months ended June 30, 2007
Net sales to unaffiliated customers	$363,846	$132,219	$90,573	$—	$586,638
Inter-segment sales	25,644	4,525	2,853	(33,022)	—

Total	$389,490	$136,744	$93,426	$(33,022)	$586,638

Income before interest and income taxes	$55,130	$18,507	$7,347	$(1,376)	$79,608
Interest income					1,699
Interest expense					(2,786)

Income before income taxes					$78,521

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Six months ended June 30, 2008
Net sales to unaffiliated customers	$771,848	$318,423	$229,782	$—	$1,320,053
Inter-segment sales	58,211	14,264	4,297	(76,772)	—

Total	$830,059	$332,687	$234,079	$(76,772)	$1,320,053

Income before interest and income taxes	$118,582	$38,729	$17,424	$840	$175,575
Interest income					4,299
Interest expense					(5,783)

Income before income taxes					$174,091

Total assets	$1,083,140	$574,225	$442,630	$(162,354)	$1,937,641

Six months ended June 30, 2007
Net sales to unaffiliated customers	$709,566	$254,000	$172,115	$—	$1,135,681
Inter-segment sales	49,672	11,184	8,296	(69,152)	—

Total	$759,238	$265,184	$180,411	$(69,152)	$1,135,681

Income before interest and income taxes	$104,233	$33,189	$13,735	$(1,307)	$149,850
Interest income					3,149
Interest expense					(5,513)

Income before income taxes					$147,486

Total assets	$942,295	$464,813	$312,167	$(168,851)	$1,550,424
The Europe segment includes rationalization charges of $396 for the six months ended June 30, 2007.

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
The Company recorded $396 ($396 after-tax) to “Rationalization charges” during the six months ended June 30, 2007. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. Essentially all rationalization activities were completed as of December 31, 2007. The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan. The Company expects to receive approximately $2,285 in cash receipts during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.
NOTE J — ACQUISITIONS
On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal for approximately $24,000 in cash and assumed debt. The Company began consolidating the results of Electro-Arco in the Company’s consolidated financial statements in April 2008. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales at the time of acquisition were approximately $40,000.
On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales at the time of acquisition were approximately $9,000.
On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company contributed $8,200 to Zhengzhou Heli in the period and recorded $10,800 of intangible assets and goodwill related to the investment. The Company has not yet completed the evaluation and allocation of the purchase price. The Company began consolidating the results of Zhengzhou Heli in February 2008. Annual sales at the time of acquisition were approximately $8,000.
On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company began consolidating the results of Nanjing in the Company’s consolidated financial statements in July 2007. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Annual sales at the time of acquisition were approximately $10,000.
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z.o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company began consolidating the results of Spawmet in the Company’s consolidated financial statements in April 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales at the time of acquisition were approximately $5,000.
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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $7,570 at June 30, 2008. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in March 2009 and the other maturing in May 2009. The other two loans mature in July 2010, one for $2,258 and the other for $1,312. The loans were undertaken to fund the joint venture’s working capital and capital improvement needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements based on the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Other current liabilities.” The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$12,308	$9,373
Charged to costs and expenses	10,444	4,900
Deductions	(7,438)	(4,047)
Foreign currency translation	340	191

Balance at end of period	$15,654	$10,417

Warranty expense was 0.8% and 0.4% of sales for the six months ended June 30, 2008 and 2007, respectively.
NOTE M — DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of June 30, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at June 30, 2008 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $479 and $639 for the six months ended June 30, 2008 and 2007, respectively, and is expected to reduce annual interest expense by $958 in 2008. At June 30, 2008, $1,234 remains to be amortized of which $484 is recorded in “Current portion of long-term debt” and $750 is recorded in “Long-term debt, less current portion,” respectively.
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
The fair value of these swaps is recorded in “Other current assets” and “Other long-term assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt,” respectively. The fair value of these swaps at June 30, 2008 and December 31, 2007 was an asset of $1,092 and $762, respectively.
Swaps have increased the value of the Series B Notes from $30,000 to $30,611 and increased the value of the Series C Notes from $80,000 to $81,715 as of June 30, 2008. The weighted average effective interest rate on the Notes, net of the impact of swaps, was 5.1% for the six months ended June 30, 2008.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of June 30, 2008, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as “Amounts due banks” represent the short-term borrowings of the Company’s foreign subsidiaries.
NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.
In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008. See Note Q.
NOTE O — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost — benefits earned during the period	$4,151	$4,557	$8,415	$9,058
Interest cost on projected benefit obligation	11,755	10,142	21,429	20,211
Expected return on plan assets	(16,142)	(13,900)	(28,723)	(27,710)
Amortization of prior service cost	11	17	31	32
Amortization of net loss	405	1,331	825	2,649
Settlement loss	545	—	545	—

Net pension cost of defined benefit plans	725	2,147	2,522	4,240
Multi-employer plans	392	357	785	699
Defined contribution plans	2,252	2,182	4,146	3,904

Net periodic benefit costs	$3,369	$4,686	$7,453	$8,843

Based on current pension funding rules, the Company does not anticipate that contributions to the U.S. plans would be required in 2008. The Company has voluntarily contributed $9,000 to its U.S. plans for the six months ended June 30, 2008. The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2008.
The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan as part of the rationalization of Harris Ireland. The Company expects to receive approximately $2,285 in 2008 upon final settlement.

NOTE P — INCOME TAXES
The effective income tax rates of 29.0% and 30.0% for the six months ended June 30, 2008 and 2007, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The anticipated effective rate for 2008 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
As of June 30, 2008, the Company had $35,088 of unrecognized tax benefits. If recognized, approximately $20,701 would be recorded as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the second quarter of 2009. The Company is currently subject to an Internal Revenue Service audit for the 2005-2006 tax years.
NOTE Q — FAIR VALUE
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008.
Assets and liabilities that are within the provisions of SFAS 157, such as the Company’s derivative contracts, are valued at fair value using the market and income valuation approaches. The Company’s derivative contracts include interest rate swaps as well as forward foreign currency and commodity contracts. The Company uses the market approach to value similar assets and liabilities in active markets and the income approach that consists of discounted cash flow models that take into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date.
SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in Active	Significant Other	Significant
	Balance as of	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	June 30, 2008	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives, net asset	$953	$—	$953	$—
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
The Company’s major end user markets include:
•	general metal fabrication,

•	power generation and process industry,

•	structural steel construction (buildings and bridges),

•	heavy equipment fabrication (farming, mining and rail),

•	shipbuilding,

•	automotive,

•	pipe mills and pipelines, and

•	offshore oil and gas exploration and extraction.
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Portugal, Spain, Taiwan, Turkey, United Kingdom, Venezuela and Vietnam.
The Company’s sales and distribution network, coupled with its manufacturing facilities, are reported as two separate reportable segments, North America and Europe, with all other operating segments combined and reported as Other Countries.
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
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three Months Ended June 30,
	2008		2007		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$699,826	100.0%	$586,638	100.0%	$113,188	19.3%
Cost of goods sold	495,112	70.7%	417,970	71.2%	77,142	18.5%

Gross profit	204,714	29.3%	168,668	28.8%	36,046	21.4%
Selling, general and administrative expenses	113,118	16.2%	93,317	15.9%	19,801	21.2%

Operating income	91,596	13.1%	75,351	12.8%	16,245	21.6%
Interest income	1,865	0.3%	1,699	0.3%	166	9.8%
Equity earnings in affiliates	3,814	0.5%	3,677	0.6%	137	3.7%
Other income	627	0.1%	580	0.1%	47	8.1%
Interest expense	(2,802)	(0.4%)	(2,786)	(0.5%)	(16)	0.6%

Income before income taxes	95,100	13.6%	78,521	13.4%	16,579	21.1%
Income taxes	24,972	3.6%	23,272	4.0%	1,700	7.3%

Net income	$70,128	10.0%	$55,249	9.4%	$14,879	26.9%

	Six Months Ended June 30,
	2008		2007		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,320,053	100.0%	$1,135,681	100.0%	$184,372	16.2%
Cost of goods sold	937,888	71.0%	808,797	71.2%	129,091	16.0%

Gross profit	382,165	29.0%	326,884	28.8%	55,281	16.9%
Selling, general and administrative expenses	212,079	16.1%	182,837	16.1%	29,242	16.0%
Rationalization charges	—	0.0%	396	0.0%	(396)	(100.0%)

Operating income	170,086	12.9%	143,651	12.6%	26,435	18.4%
Interest income	4,299	0.3%	3,149	0.3%	1,150	36.5%
Equity earnings in affiliates	4,363	0.3%	5,155	0.5%	(792)	(15.4%)
Other income	1,126	0.1%	1,044	0.1%	82	7.9%
Interest expense	(5,783)	(0.4%)	(5,513)	(0.5%)	(270)	4.9%

Income before income taxes	174,091	13.2%	147,486	13.0%	26,605	18.0%
Income taxes	50,486	3.8%	44,237	3.9%	6,249	14.1%

Net income	$123,605	9.4%	$103,249	9.1%	$20,356	19.7%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Net Sales. Net sales for the quarter ended June 30, 2008 increased 19.3% to $699,826 compared to $586,638 for the quarter ended June 30, 2007. The increase in Net sales reflects a $16,775 (2.9%) increase due to volume, a $42,432 (7.2%) increase due to price, a $23,976 (4.1%) increase from acquisitions and a $30,005 (5.1%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 10.1% to $400,735 for the quarter ended June 30, 2008 compared to $363,846 for the quarter ended June 30, 2007. This increase reflects an increase of $4,157 (1.1%) due to volume, a $27,636 (7.6%) increase due to price, a $2,859 (0.8%) increase from acquisitions and a $2,237 (0.6%) increase as a result of changes in foreign currency exchange rates. Net sales for the European operations increased 29.3% to $170,978 for the quarter ended June 30, 2008 compared to $132,219 for the quarter ended June 30, 2007. This increase reflects an increase of $7,065 (5.3%) due to volume, an $895 (0.7%) increase due to price, an $11,443 (8.7%) increase from acquisitions and a $19,356 (14.6%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 41.4% to $128,113 for the quarter ended June 30, 2008 compared to $90,573 for the quarter ended June 30, 2007. This increase reflects an increase of $5,553 (6.1%) due to volume, a $13,901 (15.3%) increase due to price, an $8,412 (9.3%) favorable impact as a result of changes in foreign currency exchange rates and a $9,674 (10.7%) increase from acquisitions.
Gross Profit. Gross profit increased 21.4% to $204,714 for the quarter ended June 30, 2008 compared to $168,668 for the quarter ended June 30, 2007. As a percentage of Net sales, Gross profit increased to 29.3% for the quarter ended June 30, 2008 compared to 28.8% for the quarter ended June 30, 2007. This increase was due to favorable volume leverage, price increases put in place in response to variable cost increases as well as improved operational effectiveness. Foreign currency exchange rates had a $7,024 favorable translation impact for the quarter ended June 30, 2008.
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
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $19,801 (21.2%) for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The increase was primarily due to higher foreign currency transaction losses of $3,580, higher incremental selling and administrative expenses of $7,104 on higher sales levels, higher bonus expense of $2,531 as a result of favorable operating performance, incremental selling and administrative expenses of $2,798 related to newly acquired businesses and the unfavorable translation impact of foreign currency exchange rates of $4,039.
Interest Income. Interest income increased to $1,865 for the quarter ended June 30, 2008 compared to $1,699 for the quarter ended June 30, 2007. The increase was a result of increases in cash balances partially offset by lower interest rates for the quarter ended June 30, 2008 when compared to the quarter ended June 30, 2007.
Equity Earnings in Affiliates. Equity earnings in affiliates increased to $3,814 for the quarter ended June 30, 2008 compared to $3,677 for the quarter ended June 30, 2007 as a result of increased earnings at the Company’s joint venture investment in Taiwan.
Interest Expense. Interest expense increased to $2,802 for the quarter ended June 30, 2008 compared to $2,786 for the quarter ended June 30, 2007 primarily due to higher debt levels. See Note M to the Company’s Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the quarter ended June 30, 2008 were $24,972 on income before income taxes of $95,100, an effective rate of 26.3%, compared with income taxes of $23,272 on income before income taxes of $78,521, or an effective rate of 29.6% for the quarter ended June 30, 2007. The decrease in the effective tax rate is a result of additional utilization of foreign tax credits from the repatriation of higher-taxed earnings during the period resulting in a cumulative catch-up adjustment to lower the estimated annual effective rate for the six months ended June 30, 2008 to 29.0% from 32.3% in the three months ended March 31, 2008. The effective rate for the quarter ended June 30, 2008 and 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.
Net Income. Net income for the quarter ended June 30, 2008 was $70,128 compared to $55,249 for the quarter ended June 30, 2007. Diluted earnings per share for the quarter ended June 30, 2008 were $1.62 compared to $1.27 per share for the quarter ended June 30, 2007. Foreign currency exchange rate movements had a favorable translation effect of $2,418 and $1,591 on net income for the quarter ended June 30, 2008 and 2007, respectively.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net Sales. Net sales for the six months ended June 30, 2008 increased 16.2% to $1,320,053 compared to $1,135,681 for the six months ended June 30, 2007. The increase in Net sales reflects a $31,159 (2.7%) increase due to volume, a $60,906 (5.4%) increase due to price, a $32,863 (2.9%) increase from acquisitions and a $59,444 (5.2%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 8.8% to $771,848 for the six months ended June 30, 2008 compared to $709,566 for the six months ended June 30, 2007. This increase reflects an increase of $11,667 (1.6%) due to volume, a $39,647 (5.6%) increase due to price, a $4,382 (0.6%) increase due to acquisitions and a $6,586 (0.9%) increase as a result of changes in foreign currency exchange rates. Net sales for the European operations increased 25.4% to $318,423 for the six months ended June 30, 2008 compared to $254,000 for the six months ended June 30, 2007. This increase reflects an increase of $12,115 (4.8%) due to volume, a $1,041 (0.4%) increase due to price, a $13,138 (5.2%) increase from acquisitions and a $38,129 (15.0%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 33.5% to $229,782 for the six months ended June 30, 2008 compared to $172,115 for the six months ended June 30, 2007. This increase reflects an increase of $7,377 (4.3%) due to volume, a $20,218 (11.7%) increase due to price, a $14,729 (8.6%) favorable impact as a result of changes in foreign currency exchange rates and a $15,343 (8.9%) increase from acquisitions.
Gross Profit. Gross profit for the six months ended June 30, 2008 increased 16.9% to $382,165 compared to $326,884 for the six months ended June 30, 2008. As a percentage of Net sales, Gross profit increased to 29.0% for the six months ended June 30, 2008 compared to 28.8% for the six months ended June 30, 2007. This increase was due to favorable volume leverage, price increases put in place in response to variable cost increases as well as improved operational effectiveness. Foreign currency exchange rates had a $13,774 favorable translation impact for the six months ended June 30, 2008.
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
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $29,242 (16.0%) for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily due to higher foreign currency transaction losses of $3,472, higher incremental selling and administrative expenses of $7,681 on higher sales levels, higher bonus expense of $6,003 as a result of favorable operating performance, incremental selling and administrative expenses of $4,054 related to newly acquired businesses and the unfavorable translation impact of foreign currency exchange rates of $8,124.
Interest Income. Interest income increased to $4,299 for the six months ended June 30, 2008 compared to $3,149 for the six months ended June 30, 2007. The increase was a result of increases in cash balances partially offset by lower interest rates for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007.
Equity Earnings in Affiliates. Equity earnings in affiliates decreased to $4,363 for the six months ended June 30, 2008 compared to $5,155 for the six months ended June 30, 2007 as a result of decreased earnings at the Company’s joint venture investment in Turkey.
Interest Expense. Interest expense increased to $5,783 for the six months ended June 30, 2008 compared to $5,513 for the six months ended June 30, 2007 as a result of a lower level of amortization of the gain associated with previously terminated interest rate swap agreements and higher debt levels. See Note M to the Company’s Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the six months ended June 30, 2008 were $50,486 on income before income taxes of $174,091, an effective rate of 29.0%, compared with income taxes of $44,237 on income before income taxes of $147,486, or an effective rate of 30.0% for the six months ended June 30, 2007. The decrease in the effective tax rate is a result of additional utilization of foreign tax credits from the repatriation of higher-taxed earnings. The effective rate for the six months ended June 30, 2008 and 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.

Net Income. Net income for the six months ended June 30, 2008 was $123,605 compared to $103,249 for the six months ended June 30, 2007. Diluted earnings per share for the six months ended June 30, 2008 were $2.87 compared to $2.38 per share for the six months ended June 30, 2007. Foreign currency exchange rate movements had a favorable translation effect of $4,283 and $2,495 on net income for the six months ended June 30, 2008 and 2007, respectively.
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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
(In thousands)	2008	2007	Change
Cash provided by operating activities:	$120,685	$107,452	$13,233
Cash used by investing activities:	(55,048)	(33,853)	(21,195)
Capital expenditures	(31,098)	(29,640)	(1,458)
Acquisitions of businesses, net of cash acquired	(24,264)	(4,414)	(19,850)
Cash used by financing activities:	(17,192)	(46,999)	29,807
Proceeds from short-term borrowings, net	13,150	4,335	8,815
Proceeds from (payments on) long-term borrowings, net	928	(40,307)	41,235
Proceeds from exercise of stock options	5,435	5,062	373
Tax benefit from exercise of stock options	2,708	2,736	(28)
Purchase of shares for treasury	(18,033)	—	(18,033)
Cash dividends paid to shareholders	(21,380)	(18,825)	(2,555)
Increase in cash and cash equivalents	50,975	27,769	23,206
Cash and cash equivalents increased 23.4% or $50,975 for the six months ended June 30, 2008, to $268,357 compared to $217,382 as of December 31, 2007. This compares to a increase of 23.1% or $27,769 to $147,981 for the six months ended June 30, 2007.
Cash provided by operating activities increased to $120,685 for the six months ended June 30, 2008 compared to $107,452 for the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 was primarily related to an increase in net income partially offset by higher working capital levels when compared to the six months ended June 30, 2007. Average operating working capital to sales was 25.5% at June 30, 2008 compared to 23.5% at December 31, 2007 and 26.9% at June 30, 2007. Days sales in inventory increased to 106.3 days at June 30, 2008 from 101.2 days at December 31, 2007 and decreased from 110.5 days at June 30, 2007. Accounts receivable days increased to 58.5 at June 30, 2008 from 56.9 days at December 31, 2007 and 58.3 days at June 30, 2007. Average days in accounts payable increased to 45.0 days at June 30, 2008 from 36.2 days at December 31, 2007 and 38.5 days at June 30, 2007.
Cash used by investing activities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 increased by $21,195. This reflects an increase in cash used in the acquisition of businesses of $19,850 and an increase in capital expenditures of $1,458 to $31,098 from $29,640 for the six months ended June 30, 2007. The Company anticipates capital expenditures in 2008 in the range of $60,000 — $70,000. Anticipated capital expenditures reflect plans to expand the Company’s manufacturing capacity due to an increase in customer demand and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities decreased $29,807 to $17,192 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. In 2007, the $40,000 Series A Senior Unsecured Notes were paid on maturity. Purchase of shares for treasury were $18,033 in 2008. There were no purchases of shares for treasury in the comparable 2007 period.

The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. The Company had essentially eliminated its Venezuelan subsidiary’s U.S. dollar liability position as of June 30, 2008 by executing a program designed to minimize such exposure and a high level of payment authorizations through the official government currency exchange control mechanism.
The Company’s debt levels increased from $129,815 at December 31, 2007, to $150,975 at June 30, 2008. Debt to total capitalization increased to 11.0% at June 30, 2008 from 10.7% at December 31, 2007. The increase in debt includes $7,105 of debt assumed in the acquisition of Electro-Arco S.A. (“Electro-Arco”).
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,764,400 shares at a cost of $249,884 through June 30, 2008.
In July 2008, the Company paid a quarterly cash dividend of $0.25 per share, or $10,691 to shareholders of record on June 30, 2008.
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
The Company recorded $396 ($396 after-tax) to “Rationalization charges” for the six months ended June 30, 2007. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. Essentially all rationalization activities were completed as of December 31, 2007. The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan. The Company expects to receive approximately $2,285 in cash receipts during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.
Acquisitions
On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco, a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal, for approximately $24,000 in cash and assumed debt. The Company began consolidating the results of Electro-Arco in the Company’s consolidated financial statements in April 2008. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales at the time of acquisition were approximately $40,000.
On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales at the time of acquisition were approximately $9,000.
On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company contributed $8,200 to Zhengzhou Heli in the period and recorded $10,800 of intangible assets and goodwill related to the investment. The Company has not yet completed the evaluation and allocation of the purchase price. The Company began consolidating the results of Zhengzhou Heli in February 2008. Annual sales at the time of acquisition were approximately $8,000.
On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company began consolidating the results of Nanjing in the Company’s consolidated financial statements in July 2007. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Annual sales at the time of acquisition were approximately $10,000.
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z.o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company began consolidating the results of Spawmet in the Company’s consolidated financial statements in April 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales at the time of acquisition were approximately $5,000.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of June 30, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at June 30, 2008 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $479 and $639 for the six months ended June 30, 2008 and 2007, respectively, and is expected to reduce annual interest expense by $958 in 2008. At June 30, 2008, $1,234 remains to be amortized of which $484 is recorded in “Current portion of long-term debt” and $750 is recorded in “Long-term debt, less current portion,” respectively
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.
The fair value of these swaps is recorded in “Other current assets” and “Other long-term assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt,” respectively. The fair value of these swaps at June 30, 2008 and December 31, 2007 was an asset of $1,092 and $762, respectively.

Swaps have increased the value of the Series B Notes from $30,000 to $30,611 and increased the value of the Series C Notes from $80,000 to $81,715 as of June 30, 2008. The weighted average effective interest rate on the Notes, net of the impact of swaps, was 5.1% for the six months ended June 30, 2008.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of June 30, 2008, there are no borrowings under the Credit Agreement.
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
The Company issued 183,237 and 191,751 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2008 and 2007, respectively.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2008 and 2007 was $2,240 and $2,229, respectively. The related tax benefit for the six months ended June 30, 2008 and 2007 was $856 and $852, respectively.
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
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $7,570 at June 30, 2008. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.
In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS 161 on its financial statements.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. In February 2008, the FASB amended SFAS 157 to exclude SFAS 13, “Accounting for Leases.” In addition, the FASB delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 related to its financial assets and liabilities on January 1, 2008. See Note Q.

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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $83 have been provided on earnings of $560 that are not expected to be permanently reinvested. At June 30, 2008, the Company had approximately $72,552 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2008, a valuation allowance of $20,715 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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
Based on current pension funding rules, the Company does not anticipate that contributions to the U.S. plans would be required in 2008. The Company has voluntarily contributed $9,000 to its U.S. plans for the six months ended June 30, 2008. The Company expects to voluntarily contribute $10,000 to its U.S. plans in 2008.
Pension expense relating to the Company’s defined benefit and contribution plans was $16,575 in 2007. The Company expects 2008 pension expense to decrease by approximately $2,000 compared to 2007.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $91,637 at June 30, 2008. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
Impairment of Goodwill and Intangibles
The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates each year. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. The Company evaluates the recoverability of goodwill and intangible assets not subject to amortization as required under SFAS 142 “Goodwill and Other Intangible Assets” by comparing the fair value of each reporting unit with its carrying value. The fair values of reporting units are determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value those estimated cash flows.
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
At June 30, 2008, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 27,934 plaintiffs, which is a net decrease of 386 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 27,446 of those claims were dismissed, ten were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 549 were decided in favor of the Company following summary judgment motions.

At June 30, 2008, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,781 plaintiffs, which is a net decrease of 51 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At June 30, 2008, cases involving 1,017 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was denied on September 14, 2007 and the 16 individual claimants dismissed their claims on March 20, 2008. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 12,354 of those claims were dismissed, 18 were tried to defense verdicts in favor of the Company and three were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion.
On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that eight patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid. Illinois Tool Works filed a motion to dismiss this action, which the Court denied on June 21, 2007. On September 7, 2007, the Court stayed the litigation, referencing pending reexaminations before the U.S. Patent and Trademark Office. On June 17, 2008, the Company filed a motion to amend its pleadings in the foregoing matter to include several additional counts, including specific allegations of fraud on the U.S. Patent and Trademark Office with respect to portable professional welding machines and resulting monopoly power in that market.
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
At June 30, 2008, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,781 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 27,934 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 12,354 of those claims were dismissed, 18 were tried to defense verdicts in favor of us and three were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of us following a motion for summary judgment. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 27,446 of those claims were dismissed, ten were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 549 were decided in favor of us following summary judgment motions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (Lincoln) was held on April 25, 2008.

(b)	The shareholders voted in favor of electing the following persons as Directors of the Company:

		Abstentions /
For term ending in 2011	Votes For	Votes Against	Broker Non-Votes
David H. Gunning	27,174,586	11,323,514	2,638
G. Russell Lincoln	38,194,452	303,648	2,638
Hellene S. Runtagh	38,359,078	139,022	2,638
The following Directors, who were not nominees for election at this Annual Meeting, continued to serve their respective terms after the meeting: Harold L. Adams, Stephen G. Hanks, Robert J. Knoll, Kathryn Jo Lincoln, William E. MacDonald, III, George H. Walls, Jr. and John M. Stropki, Jr.
(c)	The following matters were voted upon by security holders:
(i)	Approval of Amendments to the Code of Regulations Relating to Shareholder Meetings, Including Shareholder Proposals and Adding Provisions Regarding the Mechanics of Shareholder Meetings. This proposal was duly approved.

Votes For	25,313,866
Votes Against	12,851,913
Abstentions	332,310
Broker Non-Votes	2,649
(ii)	Approval of Amendments to the Code of Regulations Relating to Procedures for Director Nominations. Since a two-thirds vote was required, this proposal was not duly approved.

Votes For	25,323,656
Votes Against	12,857,278
Abstentions	317,160
Broker Non-Votes	2,644
(iii)	Approval of Amendments to the Code of Regulations Allowing the Board of Directors to Amend the Code of Regulations to the Extent Permitted by Law. This proposal was duly approved.

Votes For	36,262,526
Votes Against	2,020,634
Abstentions	217,573
Broker Non-Votes	5
(iv)	Ratification of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young, LLP as independent auditors to examine the Company’s books of account and other records and internal control over financial reporting for the fiscal year ending December 31, 2008.

Votes For	38,337,664
Votes Against	102,740
Abstentions	60,334
Broker Non-Votes	—
(d)	Not applicable.

Item 5. Other Information — None.
Item 6. Exhibits
(a) Exhibits
3.2	Amended Code of Regulations of Lincoln Electric Holdings, Inc., filed herewith.

31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
/s/ Vincent K. Petrella
Vincent K. Petrella, Senior Vice President,
Chief Financial Officer and Treasurer (principal financial and accounting officer) July 31, 2008