Form 10-Q
period 2008-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2008-10-28
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of September 30, 2008 was 42,819,061.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$632,892	$564,824	$1,952,945	$1,700,505
Cost of goods sold	436,014	405,083	1,373,902	1,213,880

Gross profit	196,878	159,741	579,043	486,625

Selling, general & administrative expenses	107,097	92,140	319,176	274,977
Rationalization charges	—	—	—	396

Operating income	89,781	67,601	259,867	211,252

Other income (expense):
Interest income	2,317	2,290	6,616	5,439
Equity earnings in affiliates	3,739	2,263	8,102	7,418
Other income	201	819	1,327	1,863
Interest expense	(3,156)	(2,866)	(8,939)	(8,379)

Total other income	3,101	2,506	7,106	6,341

Income before income taxes	92,882	70,107	266,973	217,593
Income taxes	23,671	20,129	74,157	64,366

Net income	$69,211	$49,978	$192,816	$153,227

Per share amounts:
Basic earnings per share	$1.62	$1.16	$4.51	$3.57

Diluted earnings per share	$1.60	$1.15	$4.47	$3.53

Cash dividends declared per share	$0.25	$0.22	$0.75	$0.66

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(UNAUDITED)	(NOTE A)
ASSETS
Current Assets
Cash and cash equivalents	$312,590	$217,382
Accounts receivable (less allowance for doubtful accounts of $8,594 in 2008; $7,424 in 2007)	378,672	344,058
Inventories
Raw materials	114,920	92,557
Work-in-process	59,051	48,444
Finished goods	245,675	202,848

Total inventory	419,646	343,849

Deferred income taxes	14,132	10,286
Other current assets	76,644	54,073

Total Current Assets	1,201,684	969,648

Property, Plant and Equipment
Land	41,414	41,415
Buildings	262,142	255,318
Machinery and equipment	665,434	629,780

	968,990	926,513
Less accumulated depreciation and amortization	522,600	496,569

Property, Plant and Equipment, Net	446,390	429,944

Other Assets
Prepaid pension costs	63,399	48,897
Equity investments in affiliates	65,194	59,723
Intangibles, net	62,071	51,194
Goodwill	42,003	42,727
Long-term investments	30,219	30,170
Other	16,167	12,993

Total Other Assets	279,053	245,704

TOTAL ASSETS	$1,927,127	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$21,425	$11,581
Trade accounts payable	187,764	152,301
Accrued employee compensation and benefits	126,112	48,486
Accrued expenses	29,435	25,407
Accrued taxes, including income taxes	16,926	13,130
Accrued pensions	1,747	3,790
Dividends payable	10,685	10,720
Other current liabilities	55,004	45,601
Current portion of long-term debt	31,506	905

Total Current Liabilities	480,604	311,921

Long-Term Liabilities
Long-term debt, less current portion	87,525	117,329
Accrued pensions	28,709	29,164
Deferred income taxes	38,216	36,874
Accrued taxes	38,257	34,132
Other long-term liabilities	38,147	28,656

Total Long-Term Liabilities	230,854	246,155

Shareholders’ Equity
Preferred shares, without par value — at stated capital amount; authorized - 5,000,000 shares; issued and outstanding — none	—	—
Common shares, without par value — at stated capital amount; authorized - 120,000,000 shares; issued - 49,290,717 shares in 2008 and 2007; outstanding - 42,819,061 shares in 2008 and 42,961,679 shares in 2007	4,929	4,929
Additional paid-in capital	155,984	145,825
Retained earnings	1,228,821	1,068,100
Accumulated other comprehensive (loss) income	(8,052)	15,841
Treasury shares, at cost - 6,471,656 shares in 2008 and 6,329,038 shares in 2007	(166,013)	(147,475)

Total Shareholders’ Equity	1,215,669	1,087,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,927,127	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192,816	$153,227
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization charges	—	396
Depreciation and amortization	42,901	39,096
Equity earnings of affiliates, net	(5,830)	(5,531)
Deferred income taxes	(2,068)	(12,438)
Stock-based compensation	3,352	3,275
Amortization of terminated interest rate swaps	(717)	(880)
Other non-cash items, net	4,007	(233)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(32,954)	(35,185)
(Increase) decrease in inventories	(79,893)	17,841
(Increase) decrease in other current assets	(22,492)	4,570
Increase (decrease) in accounts payable	28,437	(13,332)
Increase in other current liabilities	108,537	65,102
Net change in pension assets and liabilities	(17,572)	(11,377)
Net change in other long-term assets and liabilities	(1,781)	(424)

NET CASH PROVIDED BY OPERATING ACTIVITIES	216,743	204,107

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(53,479)	(45,777)
Acquisition of businesses, net of cash acquired	(28,021)	(6,102)
Proceeds from sale of property, plant and equipment	589	607

NET CASH USED BY INVESTING ACTIVITIES	(80,911)	(51,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	17,895	4,529
Payments on short-term borrowings	(5,053)	(1,004)
Amounts due banks, net	(6,744)	(505)
Proceeds from long-term borrowings	1,352	—
Payments on long-term borrowings	(806)	(40,459)
Proceeds from exercise of stock options	7,120	7,589
Tax benefit from exercise of stock options	3,416	5,001
Purchase of shares for treasury	(23,121)	—
Cash dividends paid to shareholders	(32,071)	(28,271)

NET CASH USED BY FINANCING ACTIVITIES	(38,012)	(53,120)

Effect of exchange rate changes on cash and cash equivalents	(2,612)	3,293

INCREASE IN CASH AND CASH EQUIVALENTS	95,208	103,008

Cash and cash equivalents at beginning of period	217,382	120,212

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,590	$223,220

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
September 30, 2008
NOTE A — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. Minority ownership interest in consolidated subsidiaries, which is not material, is recorded in “Other long-term liabilities.” The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
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
The Company issued 232,050 and 312,087 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2008 and 2007, respectively. The Company granted 2,458 options and 288 restricted shares during the nine months ended September 30, 2008 and 541 restricted shares during the nine months ended September 30, 2007. The restricted shares granted in 2008 and 2007 were issued from treasury.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2008 and 2007 was $3,352 and $3,275, respectively. The related tax benefit for the nine months ended September 30, 2008 and 2007 was $1,281 and $1,252, respectively.
NOTE C — GOODWILL AND INTANGIBLE ASSETS
The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples and management judgments regarding the applicable discount rates to value those estimated cash flows. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. There were no impairments of goodwill during the nine months ended September 30, 2008 and 2007. Goodwill totaled $42,003 and $42,727 at September 30, 2008 and December 31, 2007, respectively. Goodwill by segment at September 30, 2008 was $16,372 for North America, $11,410 for Europe and $14,221 for Other Countries.
Gross intangible assets other than goodwill as of September 30, 2008 and December 31, 2007 were $83,378 and $70,722, respectively, and related accumulated amortization was $21,307 and $19,528, respectively. Aggregate amortization expense was $2,228 and $1,573 for the nine months ended September 30, 2008 and 2007, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $14,990 at September 30, 2008 and $14,436 at December 31, 2007.

NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$69,211	$49,978	$192,816	$153,227
Denominator:
Basic weighted average shares outstanding	42,779	42,969	42,721	42,875
Effect of dilutive securities — Stock options and awards	430	498	449	498

Diluted weighted average shares outstanding	43,209	43,467	43,170	43,373

Basic earnings per share	$1.62	$1.16	$4.51	$3.57

Diluted earnings per share	$1.60	$1.15	$4.47	$3.53

NOTE E — COMPREHENSIVE INCOME

The components of comprehensive income are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$69,211	$49,978	$192,816	$153,227
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax	(766)	(592)	2,360	(3,045)
Currency translation adjustment	(64,514)	22,250	(27,369)	42,640
Unrecognized amounts from defined benefit pension plans, net of tax	291	601	1,116	2,256

Total comprehensive income	$4,222	$72,237	$168,923	$195,078

NOTE F — INVENTORY VALUATION
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $95,130 at September 30, 2008 and $72,088 at December 31, 2007.
NOTE G — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at September 30, 2008 and 2007 include accruals for year-end bonuses and related payroll taxes of $90,232 and $77,307, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from September 30, 2007 to September 30, 2008 is due to the increase in profitability of the Company.
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

Each operating segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market conditions. Segment performance and resource allocation are measured based on income before interest and income taxes. Financial information for the reportable segments is as follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended September 30, 2008
Net sales to unaffiliated customers	$370,474	$141,693	$120,725	$—	$632,892
Inter-segment sales	27,749	7,319	2,825	(37,893)	—

Total	$398,223	$149,012	$123,550	$(37,893)	$632,892

Income before interest and income taxes	$60,806	$19,651	$13,352	$(88)	$93,721
Interest income					2,317
Interest expense					(3,156)

Income before income taxes					$92,882

Three months ended September 30, 2007
Net sales to unaffiliated customers	$346,723	$121,935	$96,166	$—	$564,824
Inter-segment sales	24,072	5,502	2,077	(31,651)	—

Total	$370,795	$127,437	$98,243	$(31,651)	$564,824

Income before interest and income taxes	$52,050	$15,812	$3,385	$(564)	$70,683
Interest income					2,290
Interest expense					(2,866)

Income before income taxes					$70,107

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Nine months ended September 30, 2008
Net sales to unaffiliated customers	$1,142,322	$460,116	$350,507	$—	$1,952,945
Inter-segment sales	85,960	21,583	7,122	(114,665)	—

Total	$1,228,282	$481,699	$357,629	$(114,665)	$1,952,945

Income before interest and income taxes	$179,388	$58,380	$30,776	$752	$269,296
Interest income					6,616
Interest expense					(8,939)

Income before income taxes					$266,973

Total assets as of September 30, 2008	$1,111,323	$508,048	$446,757	$(139,001)	$1,927,127

Nine months ended September 30, 2007
Net sales to unaffiliated customers	$1,056,289	$375,935	$268,281	$—	$1,700,505
Inter-segment sales	73,744	16,686	10,373	(100,803)	—

Total	$1,130,033	$392,621	$278,654	$(100,803)	$1,700,505

Income before interest and income taxes	$156,283	$49,001	$17,120	$(1,871)	$220,533
Interest income					5,439
Interest expense					(8,379)

Income before income taxes					$217,593

Total assets as of September 30, 2007	$987,754	$478,052	$337,675	$(177,049)	$1,626,432
The Europe segment includes rationalization charges of $396 for the nine months ended September 30, 2007.

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
The Company recorded $396 ($396 after-tax) to “Rationalization charges” during the nine months ended September 30, 2007. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. Essentially all rationalization activities were completed as of December 31, 2007. The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan. The Company expects to receive approximately $2,097 during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.
NOTE J — ACQUISITIONS
On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products that owns assets formerly owned by Brastak Soldas Especiais S.A. for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, will be operated as Harris Soldas Especiais S.A. The Company will begin consolidating the results of Harris Soldas Especiais S.A. in the Company’s consolidated financial statements in October 2008. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition expands the Company’s brazing product line and increases the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.
On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal for approximately $24,000 in cash and assumed debt. The Company began consolidating the results of Electro-Arco in the Company’s consolidated financial statements in April 2008. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.
On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales at the time of the acquisition were approximately $9,000.
On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company contributed $11,700 to Zhengzhou Heli in the period and recorded $10,800 of intangible assets and goodwill related to the investment. The Company has not yet completed the evaluation and allocation of the purchase price. The Company began consolidating the results of Zhengzhou Heli in February 2008. Annual sales at the time of the acquisition were approximately $8,000.
On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company began consolidating the results of Nanjing in the Company’s consolidated financial statements in July 2007. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Annual sales at the time of the acquisition were approximately $10,000.
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z.o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company began consolidating the results of Spawmet in the Company’s consolidated financial statements in April 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales at the time of the acquisition were approximately $5,000.

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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $6,745 at September 30, 2008. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in March 2009 and the other maturing in May 2009. The other two loans mature in July 2010, one for $1,806 and the other for $939. The loans were undertaken to fund the joint venture’s working capital and capital expansion needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements based on the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Other current liabilities.” The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$12,308	$9,373
Charged to costs and expenses	11,548	8,557
Deductions	(8,651)	(7,012)
Foreign currency translation	(256)	392

Balance at end of period	$14,949	$11,310

Warranty expense was 0.6% and 0.5% of sales for the nine months ended September 30, 2008 and 2007, respectively.
NOTE M — DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of September 30, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at September 30, 2008 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $717 and $880 for the nine months ended September 30, 2008 and 2007, respectively, and is expected to reduce annual interest expense by $958 in 2008. At September 30, 2008, $996 remains to be amortized of which $295 is recorded in “Current portion of long-term debt” and $701 is recorded in “Long-term debt, less current portion,” respectively.
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
The fair value of these swaps is recorded in “Other current assets” and “Other long-term assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt,” respectively. The fair value of these swaps at September 30, 2008 and December 31, 2007 was an asset of $1,649 and $762, respectively.
Swaps have increased the value of the Series B Notes from $30,000 to $30,365 and increased the value of the Series C Notes from $80,000 to $82,280 as of September 30, 2008. The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.7% for the nine months ended September 30, 2008.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of September 30, 2008, there are no borrowings under the Credit Agreement.
Short-term Borrowings
Amounts reported as “Amounts due banks” represent the short-term borrowings of the Company’s foreign subsidiaries.
NOTE N — NEW ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect the adoption of SFAS 162 to have a significant impact on its financial statements.
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
NOTE O — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
A summary of the components of net periodic benefit costs is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost — benefits earned during the period	$4,175	$4,283	$12,590	$13,341
Interest cost on projected benefit obligation	10,656	10,041	32,085	30,252
Expected return on plan assets	(14,289)	(14,201)	(43,012)	(41,911)
Amortization of prior service cost	24	22	55	54
Amortization of net loss	404	1,086	1,229	3,735
Settlement loss	—	—	545	—

Net pension cost of defined benefit plans	970	1,231	3,492	5,471
Multi-employer plans	374	338	1,159	1,037
Defined contribution plans	2,256	2,056	6,402	5,960

Net periodic benefit costs	$3,600	$3,625	$11,053	$12,468

Based on current pension funding rules, the Company does not anticipate that contributions to the U.S. plans would be required in 2008. The Company has voluntarily contributed $13,000 to its U.S. plans for the nine months ended September 30, 2008. The Company expects to voluntarily contribute $15,000 to its U.S. plans in 2008.
The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan as part of the rationalization of Harris Ireland. The Company expects to receive approximately $2,097 in 2008 upon final settlement.
NOTE P — INCOME TAXES
The effective income tax rates of 27.8% and 29.6% for the nine months ended September 30, 2008 and 2007, respectively, are lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided. The anticipated effective rate for 2008 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
As of September 30, 2008, the Company had $32,591 of unrecognized tax benefits. If recognized, approximately $19,382 would be recorded as a component of income tax expense. For the three and nine month periods ending September 30, 2008, the gross increase in unrecognized tax benefits which relate to the current year are $1,068 and $5,170, respectively, due to various international and U.S. matters. For the three and nine month periods ending September 30, 2008, the gross increase in unrecognized tax benefits which relate to a prior year are $911 and $2,528, respectively. For the three and nine month periods ending September 30, 2008, a tax benefit of $3,534 and 3,724, respectively, was recorded from the resolution of prior years’ tax liabilities.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the third quarter of 2009. The Company is currently subject to an Internal Revenue Service audit for the 2005-2006 tax years.
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
SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active	Significant Other	Significant
	Balance as of	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	Assets (Level 1)	(Level 2)	(Level 3)
Derivatives, net liability	$651	$—	$651	$—

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
RESULTS OF OPERATIONS
The following table presents the Company’s results of operations:

	Three Months Ended September 30,
	2008		2007		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$632,892	100.0%	$564,824	100.0%	$68,068	12.1%
Cost of goods sold	436,014	68.9%	405,083	71.7%	30,931	7.6%

Gross profit	196,878	31.1%	159,741	28.3%	37,137	23.2%
Selling, general and administrative expenses	107,097	16.9%	92,140	16.3%	14,957	16.2%
Operating income	89,781	14.2%	67,601	12.0%	22,180	32.8%
Interest income	2,317	0.4%	2,290	0.4%	27	1.2%
Equity earnings in affiliates	3,739	0.6%	2,263	0.4%	1,476	65.2%
Other income	201	0.0%	819	0.1%	(618)	(75.5%)
Interest expense	(3,156)	(0.5%)	(2,866)	(0.5%)	(290)	10.1%

Income before income taxes	92,882	14.7%	70,107	12.4%	22,775	32.5%
Income taxes	23,671	3.7%	20,129	3.6%	3,542	17.6%

Net income	$69,211	10.9%	$49,978	8.8%	$19,233	38.5%

	Nine Months Ended September 30,
	2008		2007		Change
(In thousands)	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,952,945	100.0%	$1,700,505	100.0%	$252,440	14.8%
Cost of goods sold	1,373,902	70.4%	1,213,880	71.4%	160,022	13.2%

Gross profit	579,043	29.6%	486,625	28.6%	92,418	19.0%
Selling, general and administrative expenses	319,176	16.3%	274,977	16.2%	44,199	16.1%
Rationalization charges	—	0.0%	396	0.0%	(396)	(100.0%)

Operating income	259,867	13.3%	211,252	12.4%	48,615	23.0%
Interest income	6,616	0.3%	5,439	0.3%	1,177	21.6%
Equity earnings in affiliates	8,102	0.4%	7,418	0.4%	684	9.2%
Other income	1,327	0.1%	1,863	0.1%	(536)	(28.8%)
Interest expense	(8,939)	(0.5%)	(8,379)	(0.5%)	(560)	6.7%

Income before income taxes	266,973	13.7%	217,593	12.8%	49,380	22.7%
Income taxes	74,157	3.8%	64,366	3.8%	9,791	15.2%

Net income	$192,816	9.9%	$153,227	9.0%	$39,589	25.8%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net Sales. Net sales for the quarter ended September 30, 2008 increased 12.1% to $632,892 compared to $564,824 for the quarter ended September 30, 2007. The increase in Net sales reflects a $28,482 (5.0%) decrease due to volume, a $64,820 (11.5%) increase due to price, an $18,021 (3.2%) increase from acquisitions and a $13,709 (2.4%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 6.9% to $370,474 for the quarter ended September 30, 2008 compared to $346,723 for the quarter ended September 30, 2007. This increase reflects a decrease of $18,899 (5.5%) due to volume, a $40,169 (11.6%) increase due to price, a $2,889 (0.8%) increase from acquisitions and a $408 (0.1%) decrease as a result of changes in foreign currency exchange rates. Net sales for the European operations increased 16.2% to $141,693 for the quarter ended September 30, 2008 compared to $121,935 for the quarter ended September 30, 2007. This increase reflects a decrease of $4,031 (3.3%) due to volume, a $5,170 (4.2%) increase due to price, a $10,405 (8.5%) increase from acquisitions and an $8,214 (6.7%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 25.5% to $120,725 for the quarter ended September 30, 2008 compared to $96,166 for the quarter ended September 30, 2007. This increase reflects a decrease of $5,552 (5.8%) due to volume, a $19,481 (20.3%) increase due to price, a $4,727 (4.9%) increase from acquisitions and a $5,903 (6.1%) favorable impact as a result of changes in foreign currency exchange rates.
Gross Profit. Gross profit increased 23.2% to $196,878 for the quarter ended September 30, 2008 compared to $159,741 for the quarter ended September 30, 2007. As a percentage of Net sales, Gross profit increased to 31.1% for the quarter ended September 30, 2008 compared to 28.3% for the quarter ended September 30, 2007. This increase was due primarily to price increases put in place in response to variable cost increases and improved operational effectiveness partially offset by volume decreases. Foreign currency exchange rates had a $3,599 and $3,482 favorable translation impact for the quarters ended September 30, 2008 and September 30, 2007, respectively.
The Company continues to experience significant volatility in input prices, including metals, chemicals and energy. Future margin levels will be dependent on the Company’s ability to manage this cost volatility. The Company expects declining sales volumes and the impact of lower commodity costs to pressure margins in the fourth quarter and into 2009.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $14,957 (16.2%) for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The increase was primarily due to higher bonus expense of $7,842 resulting from higher operating profit, higher incremental selling and administrative expenses of $2,278 on increased selling activities, incremental selling and administrative expenses of $2,192 related to newly acquired businesses and the unfavorable translation impact of foreign currency exchange rates of $2,642.
Interest Income. Interest income increased to $2,317 for the quarter ended September 30, 2008 compared to $2,290 for the quarter ended September 30, 2007. The increase was a result of increases in cash balances partially offset by lower interest rates for the quarter ended September 30, 2008 when compared to the quarter ended September 30, 2007.

Equity Earnings in Affiliates. Equity earnings in affiliates increased to $3,739 for the quarter ended September 30, 2008 compared to $2,263 for the quarter ended September 30, 2007 primarily as a result of increased earnings at the Company’s joint venture investment in Turkey.
Interest Expense. Interest expense increased to $3,156 for the quarter ended September 30, 2008 compared to $2,866 for the quarter ended September 30, 2007 primarily due to higher average debt levels. See Note M to the Company’s Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the quarter ended September 30, 2008 were $23,671 on income before income taxes of $92,882, an effective rate of 25.5%, compared with income taxes of $20,129 on income before income taxes of $70,107, or an effective rate of 28.7% for the quarter ended September 30, 2007. The decrease in the effective tax rate is a result of additional utilization of foreign tax credits from the repatriation of higher-taxed earnings and greater income before income taxes in lower tax rate jurisdictions in the quarter ending September 30, 2008. The effective rate for the quarter ended September 30, 2008 and 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.
Net Income. Net income for the quarter ended September 30, 2008 was $69,211 compared to $49,978 for the quarter ended September 30, 2007. Diluted earnings per share for the quarter ended September 30, 2008 were $1.60 compared to $1.15 per share for the quarter ended September 30, 2007. Foreign currency exchange rate movements had a favorable translation effect of $887 and $1,064 on net income for the quarters ended September 30, 2008 and 2007, respectively.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net Sales. Net sales for the nine months ended September 30, 2008 increased 14.8% to $1,952,945 compared to $1,700,505 for the nine months ended September 30, 2007. The increase in Net sales reflects a $2,676 (0.2%) increase due to volume, a $125,726 (7.4%) increase due to price, a $50,885 (3.0%) increase from acquisitions and a $73,153 (4.3%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 8.1% to $1,142,322 for the nine months ended September 30, 2008 compared to $1,056,289 for the nine months ended September 30, 2007. This increase reflects a decrease of $7,232 (0.7%) due to volume, a $79,816 (7.6%) increase due to price, a $7,271 (0.7%) increase due to acquisitions and a $6,178 (0.6%) increase as a result of changes in foreign currency exchange rates. Net sales for the European operations increased 22.4% to $460,116 for the nine months ended September 30, 2008 compared to $375,935 for the nine months ended September 30, 2007. This increase reflects an increase of $8,084 (2.2%) due to volume, a $6,211 (1.7%) increase due to price, a $23,544 (6.3%) increase from acquisitions and a $46,342 (12.3%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 30.6% to $350,507 for the nine months ended September 30, 2008 compared to $268,281 for the nine months ended September 30, 2007. This increase reflects an increase of $1,824 (0.7%) due to volume, a $39,699 (14.8%) increase due to price, a $20,070 (7.5%) increase from acquisitions and a $20,633 (7.7%) favorable impact as a result of changes in foreign currency exchange rates.
Gross Profit. Gross profit for the nine months ended September 30, 2008 increased 19.0% to $579,043 compared to $486,625 for the nine months ended September 30, 2007. As a percentage of Net sales, Gross profit increased to 29.6% for the nine months ended September 30, 2008 compared to 28.6% for the nine months ended September 30, 2007. This increase was due to price increases put in place in response to variable cost increases as well as improved operational effectiveness. Foreign currency exchange rates had a $17,373 and a $9,194 favorable translation impact for the nine months ended September 30, 2008 and 2007, respectively.
The Company continues to experience significant volatility in input prices, including metals, chemicals and energy. Future margin levels will be dependent on the Company’s ability to manage this cost volatility. The Company expects declining sales volumes and the impact of lower commodity costs to pressure margins in the fourth quarter and into 2009.
Selling, General & Administrative (SG&A) Expenses. SG&A expenses increased $44,199 (16.1%) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily due to higher bonus expense of $13,845 as a result of increased operating profit, higher incremental selling and administrative expenses of $9,958 on increased selling activities, incremental selling and administrative expenses of $6,246 related to newly acquired businesses, higher foreign currency transaction losses of $3,599 and the unfavorable translation impact of foreign currency exchange rates of $10,766.
Interest Income. Interest income increased to $6,616 for the nine months ended September 30, 2008 compared to $5,439 for the nine months ended September 30, 2007. The increase was a result of increases in cash balances partially offset by lower interest rates for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007.

Equity Earnings in Affiliates. Equity earnings in affiliates increased to $8,102 for the nine months ended September 30, 2008 compared to $7,418 for the nine months ended September 30, 2007 primarily as a result of the increased earnings at the Company’s joint venture investment in Taiwan.
Interest Expense. Interest expense increased to $8,939 for the nine months ended September 30, 2008 compared to $8,379 for the nine months ended September 30, 2007 as a result of a lower level of amortization of the gain associated with previously terminated interest rate swap agreements and higher debt levels. See Note M to the Company’s Consolidated Financial Statements for further discussion.
Income Taxes. Income taxes for the nine months ended September 30, 2008 were $74,157 on income before income taxes of $266,973, an effective rate of 27.8%, compared with income taxes of $64,366 on income before income taxes of $217,593, or an effective rate of 29.6% for the nine months ended September 30, 2007. The decrease in the effective tax rate is a result of additional utilization of foreign tax credits from the repatriation of higher-taxed earnings. The effective rate for the nine months ended September 30, 2008 and 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.
Net Income. Net income for the nine months ended September 30, 2008 was $192,816 compared to $153,227 for the nine months ended September 30, 2007. Diluted earnings per share for the nine months ended September 30, 2008 were $4.47 compared to $3.53 per share for the nine months ended September 30, 2007. Foreign currency exchange rate movements had a favorable translation effect of $5,171 and $2,979 on net income for the nine months ended September 30, 2008 and 2007, respectively.
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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
(In thousands)	2008	2007	Change
Cash provided by operating activities:	$216,743	$204,107	$12,636
Cash used by investing activities:	(80,911)	(51,272)	(29,639)
Capital expenditures, net	(52,890)	(45,170)	(7,720)
Acquisition of businesses, net of cash acquired	(28,021)	(6,102)	(21,919)
Cash used by financing activities:	(38,012)	(53,120)	15,108
Proceeds from short-term borrowings, net	6,098	3,020	3,078
Proceeds from (payments on) long-term borrowings, net	546	(40,459)	41,005
Proceeds from exercise of stock options	7,120	7,589	(469)
Tax benefit from exercise of stock options	3,416	5,001	(1,585)
Purchase of shares for treasury	(23,121)	—	(23,121)
Cash dividends paid to shareholders	(32,071)	(28,271)	(3,800)
Increase in cash and cash equivalents	95,208	103,008	(7,800)
Cash and cash equivalents increased 43.8% or $95,208 for the nine months ended September 30, 2008, to $312,590 compared to $217,382 as of December 31, 2007. This compares to an increase of 85.7% or $103,008 to $223,220 for the nine months ended September 30, 2007.
Cash provided by operating activities increased to $216,743 for the nine months ended September 30, 2008 compared to $204,107 for the nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 was primarily related to an increase in net income partially offset by higher working capital levels when compared to the nine months ended September 30, 2007. Average operating working capital to sales was 24.1% at September 30, 2008 compared to 23.5% at December 31, 2007 and 25.8% at September 30, 2007. Days sales in inventory increased to 121.8 days at September 30, 2008 from 101.2 days at December 31, 2007 and 108.8 days at September 30, 2007. Accounts receivable days increased to

57.2 days at September 30, 2008 from 56.9 days at December 31, 2007 and decreased from 59.9 days at September 30, 2007. Average days in accounts payable increased to 43.6 days at September 30, 2008 from 36.2 days at December 31, 2007 and 34.5 days at September 30, 2007.
Cash used by investing activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 increased by $29,639. This reflects an increase in cash used in the acquisition of businesses of $21,919 and an increase in net capital expenditures of $7,720 to $52,890 from $45,170 for the nine months ended September 30, 2007. The Company anticipates capital expenditures in 2008 in the range of $65,000 — $75,000. Anticipated capital expenditures reflect the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities decreased $15,108 to $38,012 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In 2007, the $40,000 Series A Senior Unsecured Notes were paid on maturity. Purchases of shares for treasury were $23,121 in 2008. There were no purchases of shares for treasury in the comparable 2007 period.
The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. The Company had essentially eliminated its Venezuelan subsidiary’s U.S. dollar liability position as of September 30, 2008 by executing a program designed to minimize such exposure and a high level of payment authorizations through the official government currency exchange control mechanism.
The Company’s debt levels increased from $129,815 at December 31, 2007, to $140,456 at September 30, 2008 primarily because of higher foreign borrowings. Debt to total capitalization decreased to 10.4% at September 30, 2008 from 10.7% at December 31, 2007.
The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 10,839,800 shares at a cost of $254,972 through September 30, 2008.
In October 2008, the Company paid a quarterly cash dividend of $0.25 per share, or $10,685 to shareholders of record on September 30, 2008.
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
The Company recorded $396 ($396 after-tax) to “Rationalization charges” for the nine months ended September 30, 2007. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. Essentially all rationalization activities were completed as of December 31, 2007. The Company has incurred a total of $3,920 (pre-tax) in charges related to this plan. The Company expects to receive approximately $2,097 during 2008 upon completion of the liquidation of the Harris Ireland Pension Plan.
Acquisitions
On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products that owns assets formerly owned by Brastak Soldas Especiais S.A. for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, will be operated as Harris Soldas Especiais S.A. The Company will begin consolidating the results of Harris Soldas Especiais S.A. in the Company’s consolidated financial statements in October 2008. The Company has not yet completed the evaluation and allocation of the purchase price. This acquisition expands the Company’s brazing product line and increases the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.

On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal for approximately $24,000 in cash and assumed debt. The Company began consolidating the results of Electro-Arco in the Company’s consolidated financial statements in April 2008. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.
On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. The Company began consolidating the results of Vernon Tool in the Company’s consolidated financial statements in December 2007. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales at the time of the acquisition were approximately $9,000.
On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Co., Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company contributed $11,700 to Zhengzhou Heli in the period and recorded $10,800 of intangible assets and goodwill related to the investment. The Company has not yet completed the evaluation and allocation of the purchase price. The Company began consolidating the results of Zhengzhou Heli in February 2008. Annual sales at the time of the acquisition were approximately $8,000.
On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company began consolidating the results of Nanjing in the Company’s consolidated financial statements in July 2007. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Annual sales at the time of the acquisition were approximately $10,000.
On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z.o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. The Company began consolidating the results of Spawmet in the Company’s consolidated financial statements in April 2007. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales at the time of the acquisition were approximately $5,000.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of September 30, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.
The maturity and interest rates of the Notes outstanding at September 30, 2008 are as follows (in thousands):

	Amount Due	Matures	Interest Rate
Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000, to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain on the termination of these swaps was $10,613, and has been deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $717 and $880 for the nine months ended September 30, 2008 and 2007, respectively, and is expected to reduce annual interest expense by $958 in 2008. At September 30, 2008, $996 remains to be amortized of which $295 is recorded in “Current portion of long-term debt” and $701 is recorded in “Long-term debt, less current portion,” respectively
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated as fair value hedges, and as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.
The fair value of these swaps is recorded in “Other current assets” and “Other long-term assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt,” respectively. The fair value of these swaps at September 30, 2008 and December 31, 2007 was an asset of $1,649 and $762, respectively.
Swaps have increased the value of the Series B Notes from $30,000 to $30,365 and increased the value of the Series C Notes from $80,000 to $82,280 as of September 30, 2008. The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.7% for the nine months ended September 30, 2008.
Revolving Credit Agreement
The Company has a $175,000, five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of September 30, 2008, there are no borrowings under the Credit Agreement.
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
The Company issued 232,050 and 312,087 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2008 and 2007, respectively. The Company granted 2,458 options and 288 restricted shares during the nine months ended September 30, 2008 and 541 restricted shares during the nine months ended September 30, 2007. The restricted shares granted in 2008 and 2007 were issued from treasury.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options or restricted stock options or restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2008 and 2007 was $3,352 and $3,275, respectively. The related tax benefit for the nine months ended September 30, 2008 and 2007 was $1,281 and $1,252, respectively.
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
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $6,745 at September 30, 2008. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
NEW ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 162 “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect the adoption of SFAS 162 to have a significant impact on its financial statements.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $83 have been provided on earnings of $560 that are not expected to be permanently reinvested. At September 30, 2008, the Company had approximately $74,182 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2008, a valuation allowance of $20,362 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
Based on current pension funding rules, the Company does not anticipate that contributions to the U.S. plans would be required in 2008. The Company has voluntarily contributed $13,000 to its U.S. plans for the nine months ended September 30, 2008. The Company expects to voluntarily contribute $15,000 to its U.S. plans in 2008.

Pension expense relating to the Company’s defined benefit and contribution plans was $16,575 in 2007. The Company expects 2008 pension expense to decrease by approximately $1,838 compared to 2007. Financial market turmoil in 2008 has resulted in asset value declines across a broad range of securities. If market conditions prevailing at September 30, 2008 were to continue through year-end, pension expense for the Company’s domestic defined benefit plans for 2009 would increase significantly over 2008 expense levels.
Inventories and Reserves
Inventories are valued at the lower of cost or market. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $95,130 at September 30, 2008. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
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
At September 30, 2008, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 27,115 plaintiffs, which is a net decrease of 819 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 28,315 of those claims were dismissed, eleven were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 551 were decided in favor of the Company following summary judgment motions.
At September 30, 2008, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,344 plaintiffs, which is a net decrease of 437 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At September 30, 2008, cases involving 975 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. A motion to strike all class action allegations in those six cases was granted by the MDL Court on August 4, 2008. The class action complaint filed in Ohio was also dismissed by the plaintiff on August 22, 2008, leaving only one potential state court class action. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was denied on September 14, 2007 and the 16 individual claimants dismissed their claims on March 20, 2008. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 12,795 of those claims were dismissed, 18 were tried to defense verdicts in favor of the Company and three were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion.
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
General economic and market conditions may adversely affect the Company’s financial condition, results of operations and access to capital markets.
The Company’s operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, higher tax rates and other changes in tax laws or other economic factors could adversely affect the demand for the Company’s products. In addition, the recent turmoil in the financial markets may have an adverse effect on U.S. and global economies, which could negatively impact investment activity within key geographic and market segments served and access to capital markets. There can be no assurances that government responses to the disruptions in the financial markets will restore market confidence.
Volatility in energy costs or raw material prices may adversely affect our performance.
In the normal course of business, we are exposed to market risk and price fluctuations related to the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys, electricity and natural gas). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. The price of the type of steel used to manufacture our products has experienced periods of significant price volatility and has been subject to periodic shortages due to global economic factors. We have also experienced substantial volatility in prices for other raw materials, including metals, chemicals and energy costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost volatility. Our results of operations may be harmed by shortages of supply and by increases in prices to the extent those increases can not be passed on to customers.
We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.
At September 30, 2008, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,344 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 27,115 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 12,795 of those claims were dismissed, 18 were tried to defense verdicts in favor of us and three were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of us following a motion for summary judgment. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 28,315 of those claims were dismissed, eleven were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 551 were decided in favor of us following summary judgment motions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None.
Item 3. Defaults Upon Senior Securities — None.
Item 4. Submission of Matters to a Vote of Security Holders - None
Item 5. Other Information — None.
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
Chief Financial Officer and Treasurer (principal financial and accounting officer) October 27, 2008