Form 10-K
period 2008-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2009-02-24
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008          Commission file number 0-1402

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☐ No ☑

The aggregate market value of the common shares held by non-affiliates as of June 30, 2008 was $3,169,078,457 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of December 31, 2008 was 42,521,628.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed on or about March 19, 2009 with respect to the registrant’s 2009 Annual Meeting of Shareholders.

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

The arc welding power sources and wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated robotic applications for high production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes, (2) solid electrodes produced in coil, reel or drum forms for continuous feeding in mechanized welding, and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding.

The Company has wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, France, Germany, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Portugal, Spain, Taiwan, Turkey, United Kingdom, Venezuela and Vietnam. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, Indonesia, Mexico, People’s Republic of China, Taiwan, Venezuela and Vietnam. See Note J to the Company’s Consolidated Financial Statements with respect to segment and geographic area information. Nearly all of the above facilities are ISO 9001 certified.

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

Employees

The number of persons employed by the Company worldwide at December 31, 2008 was 9,329. See Item 10 of Part III for information regarding the Company’s executive officers, which is incorporated herein by reference.

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

The Company’s operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, higher tax rates and other changes in tax laws or other economic factors could adversely affect demand for the Company’s products. The deepening industrial downturn affecting the U.S. and global economies will continue to negatively impact investment activity within key geographic and market segments served by the Company. In addition, the continuing financial market turmoil may limit the Company’s access to capital markets. There can be no assurances that government responses to the disruptions in the financial and broader industrial markets will restore market confidence.

Availability of and volatility in energy costs or raw material prices may adversely affect our performance.

In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys, electricity and natural gas). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. The price of the type of steel used to manufacture our products has experienced periods of significant price volatility and has been subject to periodic shortages due to global economic factors. We have also experienced substantial volatility in prices for other raw materials, including metals, chemicals and energy costs. Our future operating expenses and margins will be dependent on our ability to manage the impact of cost volatility. Our results of operations may be harmed by shortages of supply and by increases in prices to the extent those increases can not be passed on to customers.

We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.

At December 31, 2008, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,028 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 21,020 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 12,801 of those claims were dismissed, 19 were tried to defense verdicts in favor of us and four were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of us following a motion for summary judgment (which was reversed by an intermediate appellate court on November 26, 2008 and is the subject of further appellate review). Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 34,460 of those claims were dismissed, eleven were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 553 were decided in favor of us following summary judgment motions.

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

Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. For example, the Company has completed and continues to pursue acquisitions or joint ventures in the People’s Republic of China in order to strategically position resources to increase our presence in this growing market. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may involve the expenditure of significant funds and management time. Depending on the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Our current operational cash flow is sufficient to fund our current acquisition plans, but a significant acquisition would require access to the capital markets. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize expected benefits from any completed acquisition.

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

Our long-term strategy is to continue to increase our share in growing international markets, particularly Asia (with emphasis in China and India), Latin America, Eastern Europe and other developing markets. There are a number of risks in doing business abroad, which may impede our ability to achieve our strategic objectives relating to our foreign operations. Many developing countries, like Venezuela, have a significant degree of political and economic uncertainty that may impede our ability to implement and achieve our foreign growth objectives. International business subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Cooperation and Development Convention). Failure by the Company or its sales representatives or agents to comply with these laws and regulations could result in administrative, civil or criminal liabilities, all or any of which could negatively impact our business and reputation.

Moreover, social unrest, the absence of trained labor pools and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries have slowed our business expansion into some developing economies. Our presence in China has been facilitated in part through joint venture agreements with local organizations. While this strategy has allowed us to gain a footprint in China while leveraging the experience of local organizations, it also presents corporate governance and management challenges.

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

The Company’s corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 233 acres, of which present manufacturing facilities comprise an area of approximately 2,940,000 square feet.

In addition to the principal facilities in the Cleveland, Ohio area, the Company operates four other manufacturing locations in the United States and 32 manufacturing locations (including joint ventures) in 19 foreign countries, the locations of which are as follows:

United States:	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California; Oceanside, California.
Australia:	Sydney.
Brazil:	Sao Paulo; Guarulhos.
Canada:	Toronto; Mississauga.
Colombia:	Bogota.
France:	Grand-Quevilly.
Germany:	Essen.
Indonesia:	Cikarang.
Italy:	Bologna; Genoa; Corsalone.
Mexico:	Mexico City; Torreon; Tijuana.
Netherlands:	Nijmegen.
People’s Republic of China:	Shanghai; Jining, Inner Mongolia; Jinzhou; Nanjing; Zhengzhou.
Poland:	Bielawa; Swietochlowice; Dzierzoniow.
Portugal:	Lisbon.
Spain:	Barcelona.
Taiwan:	Tainan.
Turkey:	Istanbul.
United Kingdom:	Sheffield; Chertsey.
Venezuela:	Maracay.
Vietnam:	Ho Chi Minh City.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note M to the Company’s Consolidated Financial Statements with respect to lease commitments. Most of the Company’s foreign subsidiaries own manufacturing facilities in the country where they are located. At December 31, 2008, $3.7 million of indebtedness was secured by property, plant and equipment with a book value of $5.7 million.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2008, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 21,020 plaintiffs, which is a net decrease of 6,095 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 34,460 of those claims were dismissed, eleven were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 553 were decided in favor of the Company following summary judgment motions.

At December 31, 2008, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,028 plaintiffs, which is a net increase of 684 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At December 31, 2008, cases involving 1,651 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. A motion to strike all class action allegations in those six cases was granted by the MDL Court on August 4, 2008. The class action complaint filed in Ohio was also dismissed by the plaintiff on August 22, 2008, leaving only one potential state court class action. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was denied on September 14, 2007 and the 16 individual claimants dismissed their claims on March 20, 2008. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 12,801 of those claims were dismissed, 19 were tried to defense verdicts in favor of the Company and four were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion (which was reversed by an intermediate appellate court on November 26, 2008 and is the subject of further appellate review). On November 20, 2008, a jury returned a verdict in one such case against the Company and a co-defendant for an aggregate amount of $1.855 million in damages (before applicable insurance). Post trial motions are pending. The Company intends to appeal any final judgment. On November 26, 2008, a jury returned a verdict in another such case in the MDL Court for the Company and various co-defendants.

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

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on The NASDAQ Stock Market under the symbol “LECO.” The number of record holders of common shares at December 31, 2008 was 1,809.

The total amount of dividends paid in 2008 was $42,756,000. For 2008, dividends were paid quarterly on January 15, April 15, July 15 and October 15.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2008			2007
	Stock Price		Dividends	Stock Price		Dividends
	High	Low	Declared	High	Low	Declared

First quarter	$71.48	$53.32	$0.25	$70.19	$58.99	$0.22
Second quarter	86.97	64.07	0.25	75.75	58.88	0.22
Third quarter	86.47	59.78	0.25	78.09	64.54	0.22
Fourth quarter	65.11	34.27	0.27	86.20	65.23	0.25

Source: The NASDAQ Stock Market

	Issuer Purchases of Equity Securities
				Maximum
			Total Number of	Number
			Shares Repurchased	of Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Repurchased	Paid Per Share	Programs	or Programs

January 1-31, 2008	179,885	$59.81	179,885	4,353,701
February 1-29, 2008	118,101	61.59	118,101	4,235,600
September 1-30, 2008	75,400	67.48	75,400	4,160,200
October 1-31, 2008	254,500	58.02	254,500	3,905,700
November 1-30, 2008	112,683	39.49	112,683	3,793,017

Total	740,569	$57.17	740,569

See Note C to the Company’s Consolidated Financial Statements.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on Lincoln Electric Holdings, Inc. (“Lincoln”) common shares against the cumulative total return of the S&P Composite 500 Stock Index (“S&P 500”) and the S&P 400 MidCap Index (“S&P 400”) for the five-year calendar period commencing January 1, 2004 and ending December 31, 2008. This graph assumes that $100 was invested on December 31, 2003 in each of Lincoln common, the S&P 500 and the S&P 400. A compatible peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a relatively small number of competitors, many of whom either are relatively small pieces of large publicly traded companies or are privately held.

Five Year Performance Comparison
Lincoln Common, S&P 500 and S&P 400 Composite Indices

	2003	2004	2005	2006	2007	2008
Lincoln	100	142	167	257	307	224
S&P 500	100	111	116	134	142	90
S&P 400	100	116	131	144	156	100

ITEM 6.	SELECTED FINANCIAL DATA (In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Net sales	$2,479,131	$2,280,784	$1,971,915	$1,601,190	$1,333,675
Net income	212,286	202,736	175,008	122,306	80,596
Basic earnings per share	$4.98	$4.73	$4.11	$2.93	$1.96
Diluted earnings per share	4.93	4.67	4.07	2.90	1.94
Cash dividends declared	1.02	0.91	0.79	0.73	0.69
Total assets	$1,718,805	$1,645,296	$1,394,579	$1,161,161	$1,059,164
Long-term debt	91,537	117,329	113,965	157,853	163,931

Results for 2008 include a charge of $2,447 ($1,698 after-tax) relating to the Company’s rationalization programs that began in the fourth quarter of 2008 designed to align the business to current market conditions. Results for 2008 also include $16,924 ($16,615 after-tax) in asset impairment charges including $13,194 of goodwill and $2,388 of long-lived assets related to two businesses in China (with no tax benefit) as well as an impairment charge of $1,342 ($1,033 after-tax) for intangible assets in North America and Europe. See Note F to the Company’s Consolidated Financial Statements for further discussion.

Results for 2007 include a net gain of $188 ($107 after-tax) relating to the Company’s rationalization programs in Europe. See Note F to the Company’s Consolidated Financial Statements for further discussion.

Results for 2006 include a charge of $3,478 ($3,478 after-tax) relating to the Company’s rationalization programs in Europe and a gain of $9,006 ($7,204 after-tax) on the sale of a facility in Ireland. See Note F to the Company’s Consolidated Financial Statements for further discussion.

Results for 2005 include a charge of $1,761 ($1,303 after-tax) relating to the Company’s rationalization programs in Europe, a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, a favorable adjustment of $8,711 related to the resolution of prior years’ tax liabilities, a net favorable tax benefit of $1,146 associated with the repatriation of foreign earnings and a gain of $1,418 ($876 after-tax) on the settlement of legal disputes.

Results for 2004 include a charge of $2,440 ($2,061 after-tax) relating to the Company’s rationalization programs in Europe and $4,525 ($2,828 after-tax) in pension settlement provisions, accrued base pay, bonus, and stock compensation related to the retirement of the Company’s past Chairman and CEO.

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

Key Indicators

Key economic measures relevant to the Company include industrial production trends, steel consumption, purchasing manager indices, capacity utilization within durable goods manufacturers, and consumer confidence indicators. Key industries which provide a relative indication of demand drivers to the Company include steel, farm machinery and equipment, construction and transportation, fabricated metals, electrical equipment, ship and boat building, defense, truck manufacturing, energy and railroad equipment. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s welding products.

Key operating measures utilized by the operating units to manage the Company include orders, sales, inventory and fill-rates, all of which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes and bonus; operating cash flows; and capital expenditures, including applicable ratios such as return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
	2008		2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net sales	$2,479,131	100.0%	$2,280,784	100.0%	$1,971,915	100.0%
Cost of goods sold	1,758,980	71.0%	1,633,218	71.6%	1,419,638	72.0%

Gross profit	720,151	29.0%	647,566	28.4%	552,277	28.0%
Selling, general & administrative expenses	405,376	16.4%	370,122	16.2%	315,829	16.0%
Rationalization and asset impairment charges (gain)	19,371	0.8%	(188)	(0.0)%	3,478	0.2%

Operating income	295,404	11.9%	277,632	12.2%	232,970	11.8%
Interest income	8,845	0.4%	8,294	0.4%	5,876	0.3%
Equity earnings in affiliates	6,034	0.2%	9,838	0.4%	7,640	0.4%
Other income	1,681	0.1%	2,823	0.1%	1,839	0.1%
Interest expense	(12,155)	(0.5)%	(11,430)	(0.5)%	(10,153)	(0.5)%

Income before income taxes	299,809	12.1%	287,157	12.6%	238,172	12.1%
Income taxes	87,523	3.5%	84,421	3.7%	63,164	3.2%

Net income	$212,286	8.6%	$202,736	8.9%	$175,008	8.9%

2008 Compared to 2007

Net Sales:  Net sales for 2008 increased 8.7% to $2,479,131 from $2,280,784 in 2007. The increase in Net sales reflects an $88,436 (3.9%) decrease due to volume, a $176,045 (7.7%) increase due to price, a $67,538 (3.0%) increase from acquisitions and a $43,200 (1.9%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 3.6% to $1,451,333 in 2008 compared to $1,401,393 in 2007. This increase reflects a decrease of $68,860 (4.9%) due to volume, a $108,886 (7.8%) increase due to price and a $9,425 (0.7%) increase from acquisitions. Net sales for the European operations increased 13.0% to $576,945 in 2008 compared to $510,514 in 2007. This increase reflects a decrease of $1,723 (0.3%) due to volume, a $6,821 (1.3%) increase due to price, a $29,827 (5.8%) increase from acquisitions and a $31,506 (6.2%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 22.2% to $450,853 in 2008 compared to $368,877 in 2007. This increase reflects a decrease of $17,853 (4.8%) due to volume, a $60,338 (16.4%) increase due to price, an $11,205 (3.0%) favorable impact as a result of changes in foreign currency exchange rates and a $28,286 (7.7%) increase from acquisitions.

Gross Profit:  Gross profit increased 11.2% to $720,151 during 2008 compared to $647,566 in 2007. As a percentage of net sales, Gross profit increased to 29.0% in 2008 from 28.4% in 2007. This increase was primarily a result of favorable pricing leverage and improved operational effectiveness partially offset by volume decreases and the continuing shift in sales mix to traditionally lower margin geographies and businesses. Foreign currency exchange rates had a $10,621 favorable impact in 2008.

Sales volumes began to decline in the third quarter and the rate of decline accelerated in the fourth quarter. The Company expects declining sales volumes to pressure margins in 2009.

Selling, General & Administrative (SG&A) Expenses:  SG&A expenses increased $35,254 (9.5%) in 2008 compared to 2007. The increase was primarily due to higher selling expenses of $10,543 resulting from increased sales activity, incremental selling, general and administrative expenses from acquisitions totaling $9,222, higher bonus expense of $5,706 and higher foreign currency transaction losses of $4,381. Foreign currency exchange rates had a $5,587 unfavorable impact.

Rationalization and Asset Impairment Charges (Gain):  In 2008, the Company recorded $19,371 in rationalization and asset impairment charges. This total includes $2,447 ($1,698 after-tax) in rationalization charges related to workforce reductions expected to affect 67 employees in North America and 65 employees in Europe. The actions were taken to align the business to current market conditions. Asset impairment charges of $16,924 ($16,615 after-tax) include $15,582 (with no tax benefit) to write off goodwill and write down long-lived assets related to two businesses in China and $1,342 ($1,033 after-tax) to write down intangible assets in North America and Europe.

In 2007, the Company recorded a net gain of $188 ($107 after-tax) to rationalization charges due to a gain of $816 ($735 after-tax) related to the liquidation of the Harris Ireland Pension Plan offsetting other charges related to severance costs covering 66 employees at the Company’s facility in Ireland.

Interest Income:  Interest income increased to $8,845 in 2008 from $8,294 in 2007. The increase was a result of higher cash balances partially offset by lower interest rate investments in 2008 when compared to 2007.

Equity Earnings in Affiliates:  Equity earnings in affiliates decreased to $6,034 in 2008 from $9,838 in 2007 as a result of lower earnings at the Company’s joint venture investments in Turkey and Taiwan.

Interest Expense:  Interest expense increased to $12,155 in 2008 from $11,430 in 2007 as a result of a lower level of amortization of the gain associated with previously terminated interest rate swap agreements and higher debt levels. See Note G to the Company’s Consolidated Financial Statements for further discussion.

Income Taxes:  Income taxes for 2008 were $87,523 on income before income taxes of $299,809, an effective rate of 29.2%, compared with income taxes of $84,421 on income before income taxes of $287,157, or an effective rate of 29.4% for 2007. The decrease in the effective tax rate for 2008 from 2007 was a result of additional utilization of foreign tax credits from the repatriation of higher-taxed earnings partially offset by non-deductible asset impairment charges in China. The effective rate for 2008 and 2007 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances had been previously provided.

Net Income:  Net income for 2008 was $212,286 compared to $202,736 in the prior year. Diluted earnings per share for 2008 were $4.93 compared to $4.67 per share in 2007. Foreign currency exchange rate movements had a $2,508 and a $3,419 favorable effect on net income for 2008 and 2007, respectively.

2007 Compared to 2006

Net Sales:  Net sales for 2007 increased 15.7% to $2,280,784 from $1,971,915 in 2006. The increase in Net sales reflects a $134,000 (6.8%) increase due to volume, a $73,469 (3.8%) increase due to price, a $37,950 (1.9%) increase from acquisitions and a $63,450 (3.2%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations increased 7.3% to $1,401,393 in 2007 compared to $1,305,472 in 2006. This increase reflects an increase of $35,894 (2.7%) due to volume and $52,309 (4.0%) due to price. Net sales for the European operations increased 37.1% to $510,514 in 2007 compared to $372,308 in 2006. This increase reflects an increase of $57,070 (15.3%) due to volume, an $8,226 (2.2%) increase due to price, a $31,990 (8.6%) increase from acquisitions and a $40,920 (11.0%) favorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries increased 25.4% to $368,877 in 2007 compared to $294,135 in 2006. This increase reflects an increase of $41,036 (14.0%) due to volume, a $12,934 (4.4%) increase due to price, a $14,896 (5.0%) favorable impact as a result of changes in foreign currency exchange rates and a $5,876 (2.0%) increase from acquisitions.

Gross Profit:  Gross profit increased 17.3% to $647,566 during 2007 compared to $552,277 in 2006. As a percentage of net sales, Gross profit increased to 28.4% in 2007 from 28.0% in 2006. This increase was primarily a result of favorable leverage on increased volumes in North America and Europe, a reduction in product liability costs of $9,528 and a reduction in retirement benefit costs in the U.S. of $5,484. This increase was partially offset by the continuing shift in sales mix to traditionally lower margin geographies and businesses. Lower margin geographies were impacted by pricing pressures associated with market share growth, cost increases and start-up costs associated with continued capacity expansion. Foreign currency exchange rates had a $13,613 favorable impact in 2007.

The Company experienced increases in raw material prices, including metals and chemicals. In addition, energy costs trended higher resulting in higher operating costs including transportation and freight. The Company expects these costs to remain at relatively elevated levels as long as worldwide demand remains high. Although the Company believes a number of factors, including price increases, product mix, overhead absorption, and its continuing cost reduction efforts will offset increased costs, future margin levels will be dependent on the Company’s ability to manage these cost increases.

Selling, General & Administrative (SG&A) Expenses:  SG&A expenses increased $54,293 (17.2%) in 2007 compared to 2006. The increase was primarily due to an increase of $13,393 in general and administrative expense compared to 2006 which included the gain of $9,006 on the sale of the facility in Ireland. In addition, the increase included higher bonus expense of $11,606, higher selling expenses of $8,181 resulting from increased sales activity and higher incremental selling, general and administrative expenses from acquisitions totaling $6,216. Foreign currency exchange rates had an $8,786 unfavorable impact.

Rationalization and Asset Impairment Charges (Gain):  In 2007 and 2006, the Company recorded a net gain of $188 ($107 after-tax) and a charge of $3,478 ($3,478 after-tax) to rationalization charges, respectively. Charges in both years were primarily related to severance costs covering 66 employees at the Company’s facility in Ireland. The net gain recorded in 2007 was due to a gain of $816 ($735 after-tax) related to the liquidation of the Harris Ireland Pension Plan offsetting other charges.

Interest Income:  Interest income increased to $8,294 in 2007 from $5,876 in 2006. The increase was a result of increases in cash balances and interest rates in 2007 when compared to 2006.

Equity Earnings in Affiliates:  Equity earnings in affiliates increased to $9,838 in 2007 from $7,640 in 2006 as a result of increased earnings at the Company’s joint venture investments in Turkey and Taiwan.

Interest Expense:  Interest expense increased to $11,430 in 2007 from $10,153 in 2006 as a result of higher interest rates and a lower level of amortization of the gain associated with previously terminated interest rate swap agreements partially offset by lower debt levels in 2007. See Note G to the Company’s Consolidated Financial Statements for further discussion.

Income Taxes:  Income taxes for 2007 were $84,421 on income before income taxes of $287,157, an effective rate of 29.4%, compared with income taxes of $63,164 on income before income taxes of $238,172, or an effective rate of 26.5% for 2006. The increase in the effective tax rate for 2007 from 2006 is a result of an increase in income before taxes in higher tax jurisdictions as well as a lower level of foreign tax credits utilized in 2007 when compared with 2006. The effective rate for 2007 and 2006 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards, for which valuation allowances have been previously provided.

Net Income:  Net income for 2007 was $202,736 compared to $175,008 in 2006. Diluted earnings per share for 2007 were $4.67 compared to $4.07 per share in 2006. Foreign currency exchange rate movements had a $3,419 and a $1,783 favorable effect on net income for 2007 and 2006, respectively.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Cash provided by operating activities:	$257,449	$249,832	$118,680	$7,617	$131,152
Cash used by investing activities:	(115,800)	(79,705)	(89,715)	(36,095)	10,010
Capital expenditures	(72,426)	(61,633)	(76,002)	(10,793)	14,369
Acquisitions of businesses, net of cash acquired	(44,036)	(18,773)	(25,504)	(25,263)	6,731
Cash used by financing activities:	(67,741)	(77,586)	(17,729)	9,845	(59,857)
Amounts due banks, net	(5,551)	(2,720)	115	(2,831)	(2,835)
Payments on long-term borrowings	(1,033)	(40,142)	(3,147)	39,109	(36,995)
Proceeds from exercise of stock options	7,201	8,644	13,618	(1,443)	(4,974)
Tax benefit from exercise of stock options	3,728	4,289	5,243	(561)	(954)
Purchase of shares for treasury	(42,337)	(15,459)	(126)	(26,878)	(15,333)
Cash dividends paid to shareholders	(42,756)	(37,744)	(32,275)	(5,012)	(5,469)
Increase in Cash and cash equivalents	66,950	97,170	12,205	(30,220)	84,965

Cash and cash equivalents increased 30.8%, or $66,950, to $284,332 as of December 31, 2008, from $217,382 as of December 31, 2007. This compares to a $97,170 increase in cash and cash equivalents during 2007.

Cash provided by operating activities for 2008 increased $7,617 from 2007. The increase was primarily related to an increase in net income excluding the non-cash asset impairment charges and a reduction in accounts receivable partially offset by an increase in inventory levels and a decrease in accounts payable. Average operating working capital to sales was 21.0% at December 31, 2008 compared to 23.5% at December 31, 2007. Days sales in inventory increased to 115.8 days at December 31, 2008 from 101.2 days at December 31, 2007. Accounts receivable days decreased to 55.0 days at December 31, 2008 from 56.9 days at December 31, 2007. Average days in accounts payable decreased to 32.1 days at December 31, 2008 from 36.2 days at December 31, 2007.

Cash used by investing activities increased by $36,095 for 2008 compared to 2007. Cash used in the acquisition of businesses in 2008 increased $25,263 from 2007. Capital expenditures during 2008 were $72,426, a $10,793 increase from 2007. The Company anticipates capital expenditures in 2009 in the range of $45,000 — $55,000. Anticipated capital expenditures reflect plans to improve operational effectiveness and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.

The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. If the Company had settled its Venezuelan subsidiary’s U.S. dollar liabilities using unofficial, parallel currency exchange mechanisms as of December 31, 2008, it would have resulted in a currency exchange loss of approximately $808.

Cash used by financing activities for 2008 decreased $9,845 from 2007. The decrease was primarily due to the $40,000 repayment of the Company’s Series A Senior Unsecured Notes upon maturity in 2007 partially offset by an increase of $26,878 in purchases of the Company’s common stock in 2008 versus 2007.

The Company’s debt levels increased from $129,815 at December 31, 2007, to $142,230 at December 31, 2008. Debt to total capitalization increased to 12.5% at December 31, 2008 from 10.7% at December 31, 2007.

The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2008, the Company purchased 740,569 shares of its common stock on the open market at a cost of $42,337 for a weighted average cost of $57.17 per share. Total shares purchased through the share repurchase programs were 11,206,983 shares at a cost of $274,188 for a weighted average cost of $24.47 per share through December 31, 2008.

A total of $42,756 in dividends was paid during 2008. In January 2009, the Company paid a quarterly cash dividend of $0.27 cents per share, or $11,444 to shareholders of record on December 31, 2008.

Rationalization and Asset Impairment

In the fourth quarter of 2008, the Company recorded rationalization charges of $2,447 (pre-tax) and asset impairment charges totaling $16,924 (pre-tax) that are recognized on the income statement under the caption “Rationalization and asset impairment charges (gain).”

The Company took various actions designed to align resources to current market conditions during the fourth quarter of 2008. The actions are expected to affect 65 employees in various European businesses and 67 employees in North American businesses. The implementation of these actions will be substantially completed by March 31, 2009. The Company expects the total cost of these actions to be $2,746 (pre-tax) of which $2,447 (pre-tax) was recorded at December 31, 2008. The costs relate primarily to employee severance costs that will be paid by the end of 2009.

The Company is taking additional cost cutting measures throughout its global operations, including a voluntary separation incentive program covering certain U.S.-based employees as announced on February 2, 2009. The Company expects to record a pre-tax rationalization charge between $10 million and $12 million in the first quarter of 2009.

In the fourth quarter of 2008, the Company determined that poor operating results and a dampened economic outlook indicated the potential for impairment at two of its businesses in China. Impairment testing determined that the carrying value of long-lived assets exceeded fair value at one of these businesses and the Company recorded a charge of $2,388 (pre-tax). In addition, the carrying value of goodwill at both of these businesses exceeded the implied value of goodwill and the Company recorded a charge of $13,194 (pre-tax).

The Company also tested indefinite-lived intangible assets and determined that the carrying value of certain intangible assets in Europe and North America exceeded fair value. As a result, the Company recorded charges of $524 (pre-tax) and $818 (pre-tax), respectively.

In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing from Harris Ireland to a lower cost facility in Eastern Europe and in 2006 sold the facility in Ireland for a gain of $9,006 (pre-tax) which is reflected in Selling, general and administrative expenses. A total of 66 employees were impacted by the Ireland Rationalization.

The Company incurred a total of $3,920 (pre-tax) in charges related to this plan of which a gain of $188 (pre-tax) was recorded in 2007 and charges of $3,597 (pre-tax) and $511 (pre-tax) were recorded in 2006 and 2005, respectively. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. As of December 31, 2007, all rationalization activities were essentially completed. The Company expects to receive approximately $1,944 in cash receipts during 2009 upon completion of the liquidation of the Harris Ireland Pension Plan.

Acquisitions

On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, will be operated as Harris Soldas Especiais S.A. This acquisition expands the Company’s brazing product line and increases the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.

On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal, for approximately $24,000 in cash and assumed debt. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.

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

On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Company Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company has contributed $11,700 to Zhengzhou Heli. Annual sales at the time of the acquisition were approximately $8,000.

On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Materials Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Annual sales at the time of the acquisition were approximately $10,000.

On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales at the time of the acquisition were approximately $5,000.

On October 31, 2006, the Company acquired all of the outstanding stock of Metrode Products Ltd. (“Metrode”), a privately held manufacturer of specialty welding consumables headquartered near London, England, for approximately $25,000 in cash. The Company expects this acquisition to provide high quality, innovative solutions for many high-end specialty applications, including the power generation and petrochemical industries. Annual sales at the time of acquisition were approximately $25,000.

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

Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

Debt

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-

term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of December 31, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured reducing the total balance outstanding of the Notes to $110,000.

The maturity and interest rates of the Notes outstanding at December 31, 2008 are as follow (in thousands):

	Amount Due	Matures	Interest Rate

Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $958 in 2008, $1,121 in 2007 and $2,117 in 2006 and is expected to reduce annual interest expense by $313 in 2009. At December 31, 2008, $755 remains to be amortized of which $107 is recorded in “Current portion of long-term debt” and $648 is recorded in “Long-term debt, less current portion,” respectively.

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000, to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”), plus a spread of between 179.75 and 226.50 basis points. The variable rates are reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated and qualify as fair value hedges and, as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.

The fair value of the swaps is recorded in “Other current assets” and “Other non-current assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively. The fair value of these swaps at December 31, 2008 and 2007 was an asset of $6,148 and $762, respectively. Swaps have increased the value of the Series B Notes from $30,000 to $30,144 and the Series C Notes from $80,000 to $86,759 as of December 31, 2008. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.6% for 2008.

On February 20, 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain will be deferred and amortized over the remaining life of the Series C Note. The amortization of this gain is expected to reduce interest expense by $1,400 in 2009.

Revolving Credit Agreement

The Company has a $175,000 five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains affirmative and negative covenants, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2008, there were no borrowings under the Credit Agreement. The Company expects to replace the Credit Agreement prior to its expiration in December 2009.

Short-term Borrowings

The Company’s short-term borrowings included in “Amounts due banks” were $19,436 and $11,581 at December 31, 2008 and 2007, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 22.78% and 14.00%, respectively.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments (as defined by Section 13(j) of the Securities Exchange Act of 1934) as of December 31, 2008 are as follows (in thousands):

	Payments Due By Period
			2010 to	2012 to	2014 and
	Total	2009	2011	2013	Beyond

Long-term debt	$112,240	$30,177	$688	$80,264	$1,111
Interest on long-term debt	13,175	4,211	6,761	2,092	111
Capital lease obligations	3,651	936	1,914	670	131
Short-term debt	19,436	19,436	—	—	—
Interest on short-term debt	2,543	2,543	—	—	—
Operating leases	35,893	11,045	11,887	6,775	6,186

Total contractual cash obligations	$186,938	$68,348	$21,250	$89,801	$7,539

As of December 31, 2008, there were $34,183 of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

The Company expects to contribute $30,000 to the U.S. pension plans in 2009.

The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $6,733 at December 31, 2008. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in March 2009 and the other maturing in May 2009. Two loans mature in July 2010, one for $1,806 and the other for $927. The loans were undertaken to fund the joint venture’s working capital and capital expansion needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements because of the current financial condition of the joint venture.

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

There were 316,264, 268,854 and 241,818 options and restricted shares granted under these plans during 2008, 2007 and 2006, respectively. The Company issued 235,650, 348,450 and 561,218 shares of common stock from treasury upon exercise of employee stock options during 2008, 2007 and 2006, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of deferred shares during 2006.

SFAS 123(R) “Share-Based Payment,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted

SFAS 123(R) on January 1, 2006 using the modified-prospective method. The adoption of this standard did not have a material impact on the Company’s financial statements as the Company adopted fair value accounting under SFAS 123 on January 1, 2003.

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for 2008, 2007 and 2006 was $4,738, $4,679 and $4,217, respectively. The related tax benefit for 2008, 2007 and 2006 was $1,793, $1,789 and $1,612, respectively.

As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $9,371, which is expected to be recognized over a weighted average period of approximately 37 months.

The aggregate intrinsic value of options outstanding at December 31, 2008, based on the Company’s closing stock price of $50.93 as of the last business day of the period ended December 31, 2008, which would have been received by the optionees had all options been exercised on that date was $19,423. The aggregate intrinsic value of options exercisable at December 31, 2008, based on the Company’s closing stock price of $50.93 as of the last business day of the period ended December 31, 2008, which would have been received by the optionees had all options been exercised on that date was $16,890. The total intrinsic value of stock options exercised during 2008 and 2007 was $10,366 and $15,413, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Product Liability Expense

Product liability expenses have been significant, particularly with respect to welding fume claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. These expenditures increased $621 in 2008 compared to 2007. See Note N to the Company’s Consolidated Financial Statements for further discussion.

The long-term impact of the welding fume loss contingency, in the aggregate, on operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access.

Off-Balance Sheet Financial Instruments

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $6,733 at December 31, 2008. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” an amendment of SFAS 132(R). This standard requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a significant impact on its financial statements.

In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-06 to have a significant impact on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect the adoption of SFAS 162 to have a significant impact on its financial statements.

In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company does not expect the adoption of SFAS 161 to have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

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

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 related to financial assets and liabilities on January 1, 2008. See Note L to the Consolidated Financial Statements for further discussion.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. See Note H to the Consolidated Financial Statements for further discussion.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2008. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $285 have been provided on earnings of $1,831 that are not expected to be permanently reinvested. At December 31, 2008, the Company had approximately $131,090 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2008, a valuation allowance of $18,295 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of “Accumulated other comprehensive loss” and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. In addition, SFAS 158 requires additional disclosures about the future effects on net periodic benefit cost that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations. SFAS 158 also requires that defined benefit plan assets and obligations be measured as of the date of the employer’s fiscal year-end balance sheet. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 had no impact on the measurement date as the Company had historically measured the plan assets and benefit obligations of its pension and other postretirement plans as of December 31. See Note I to the Company’s Consolidated Financial Statements for further discussion.

As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. As a result of adopting SFAS 158, the Company recorded liabilities equal to the underfunded status of defined benefit plans and assets equal to the overfunded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. As of December 31, 2008, December 31, 2007 and December 31, 2006, the Company recognized liabilities of $191,408, $32,954 and $34,900, respectively, prepaid assets of $2,716, $48,897 and $16,773, respectively, and also recognized accumulated other comprehensive loss of $194,696, $52,274 and $69,978 (after-tax), respectively, for its defined benefit pension plans.

A substantial portion of the Company’s pension amounts relates to its defined benefit plan in the United States. The market-related value of plan assets is determined by fair values at December 31.

A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.25% for its U.S. plans at December 31, 2008 and 2007, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2008, investment returns in the Company’s U.S. pension plans were a decline of 22.2% compared to an increase of 8.4% in 2007. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,400.

Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. To develop the discount rate assumption to be used, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA- or better. The Company determined this rate to be 6.13% for its U.S. plans at December 31, 2008. A 25 basis point change in the discount rate would increase or decrease pension expense by approximately $2,000.

Pension expense relating to the Company’s defined benefit plans was $4,613, $6,260 and $17,926 in 2008, 2007 and 2006, respectively. The Company expects 2009 pension expense to increase by approximately $38,500.

The Company made voluntary contributions to its U.S. defined benefit plans of $20,000, $10,000 and $17,500 in 2008, 2007 and 2006, respectively. The Company expects to voluntarily contribute $30,000 to its U.S. plans in 2009. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2009.

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

Inventories and Reserves

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $90,914 at December 31, 2008 and $72,088 at December 31, 2007. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Impairment of Goodwill and Intangibles

The Company performs an annual impairment test of goodwill and other indefinite-lived intangible assets in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment as required under SFAS 142, “Goodwill and Other Intangible Assets.” The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

Fair values are determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2008, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company’s current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2008 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At December 31, 2008, the Company hedged third party and intercompany purchases and sales. At December 31, 2008, the Company had foreign exchange contracts with a notional value of approximately $35,807. At December 31, 2008, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

At December 31, 2008, the Company also had foreign exchange contracts with a notional value of approximately $65,040 which hedged certain balance sheet exposures. Any loss resulting from a hypothetical 10% weakening of the U.S. dollar would be offset by the associated gain on the underlying balance sheet exposure and would not materially affect the Company’s financial statements.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2008 would not materially affect the Company’s financial statements.

Interest Rate Risk

At December 31, 2008, the Company had various floating interest rate swaps used to convert its outstanding $110,000 fixed-rate, long-term borrowings into short-term variable interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2008 floating rate would not materially affect the Company’s financial statements. See discussion in “Item 7, Debt.”

The fair value of the Company’s cash and cash equivalents and marketable securities at December 31, 2008, approximated carrying value due to their short-term duration. These financial instruments are also subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will file its 2009 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2009.

Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2009 proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

John M. Stropki, Jr.	58	Chairman of the Board since October 13, 2004; Director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995 to June 3, 2004 and President North America from 1996 to 2003.
Vincent K. Petrella	48	Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005 and Vice President, Corporate Controller from 2001 to 2003.
Frederick G. Stueber	55	Senior Vice President, General Counsel and Secretary since 1996.
George D. Blankenship	46	Senior Vice President, Global Engineering since October 7, 2005; Vice President, Global Engineering from May 5, 2005 to October 7, 2005; Senior Vice President; President, Lincoln Cleveland of The Lincoln Electric Company since January 1, 2008; Senior Vice President, U.S. Operations of The Lincoln Electric Company since October 7, 2005; Vice President, Cleveland Operations of The Lincoln Electric Company from June 6, 2005 to October 7, 2005 and Vice President, Engineering and Quality Assurance of The Lincoln Electric Company from 2000 to June 6, 2005.
Gretchen A. Farrell	46	Vice President, Human Resources since May 5, 2005; Vice President, Human Resources of The Lincoln Electric Company since March 1, 2003 and Director, Compensation and Benefits of The Lincoln Electric Company from 1997 to 2003.
Thomas A. Flohn	48	Vice President; President, Lincoln Asia Pacific since January 1, 2005 and Vice President of Sales and Marketing, Lincoln Electric Asia Pacific from May 1, 1999 to December 31, 2004.
David M. LeBlanc	44	Vice President; President, Lincoln Electric Europe and Russia since September 1, 2005 and Vice President; President, Lincoln Electric Latin America from January 1, 2002 to August 31, 2005.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2009 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below regarding our equity plans, the information required by this item is incorporated by reference from the 2009 proxy statement.

Number of Securities
Remaining Available for
		Weighted	Future Issuance Under Equity
	Number of Securities	Average	Compensation
	to be Issued	Exercise Price of	Plans (Excluding
	Upon Exercise of	Outstanding	Securities Reflected
	Outstanding Options	Options	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans:
Approved by security holders	1,716,017	$43.55	3,631,865
Not approved by security holders	—	—	—

Total	1,716,017	$43.55	3,631,865

For further information on the Company’s equity compensation plans see “Note A — Significant Accounting Policies” and “Note E — Stock Plans” to the Company’s consolidated financial statements included in Item 8.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2009 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2009 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets — December 31, 2008 and 2007
Consolidated Statements of Income — Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006

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

(a) (3) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).
3.2	Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2008, SEC File No. 0-01402 and incorporated herein by reference and made part hereof).
10.1	Credit Agreement dated December 17, 2004 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, Harris Calorific, Inc., Lincoln Global, Inc., the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Administrative Agent (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 22, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.2	Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.3	Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002 (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.4	Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of December 14, 2006 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.5*	1998 Stock Plan (Amended, Restated and Renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. proxy statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.6*	Amendment No. 1 to the 1998 Stock Plan (Amended, Restated and Renamed Effective May 1, 2003) dated October 20, 2006 (filed as Exhibit 10.6 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10.7*	1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.8*	Amendment No. 2 to the 1988 Incentive Equity Plan dated October 20, 2006 (filed as Exhibit 10.8 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.9*	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 proxy statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).
10.10*	Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009 and incorporated herein by reference and made part hereof).
10.11*	Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(h) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.12*	Amendment No. 1 to the Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.13*	Instrument of Termination of the Deferred Compensation Plan for Executives (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 4, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.14*	Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(i) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.15*	Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.16*	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.17*	Description of Long-Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.18*	Summary of Employment Agreements (filed as Exhibit 10(l) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.19*	Form of Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10 to Form 10-Q of Lincoln Electric Holdings, Inc. for the nine months ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.20*	Form of Amendment No. 1 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10(o) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1999, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10.21*	Form of Amendment No. 2 to Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki and Stueber) (filed as Exhibit 10.6 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-0402 and incorporated herein by reference and made a part hereof).
10.22*	Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.23*	Amendment No. 1 to the Stock Option Plan for Non-Employee Directors dated October 20, 2006 (filed as Exhibit 10.26 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.24*	Summary of Cash Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 6, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.25*	Letter Agreement between John M. Stropki, Jr. and Lincoln Electric Holdings, Inc. dated October 12, 2004 (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 18, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.26*	2005 Deferred Compensation Plan for Executives (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.27*	2006 Equity and Performance Incentive Plan (filed as Appendix B to the Lincoln Electric Holdings, Inc. proxy statement dated March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.28*	Amendment No. 1 to the 2006 Equity and Performance Incentive Plan dated October 20, 2006 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.29*	Amendment No. 2 to the 2006 Equity and Performance Incentive Plan (filed as Exhibit 10.5 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.30*	2006 Stock Plan for Non-Employee Directors (filed as Appendix C to the Lincoln Electric Holdings, Inc. proxy statement dated March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.31*	Amendment No. 1 to the 2006 Stock Plan for Non-Employee Directors dated October 20, 2006 (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2007, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).
10.32*	Amendment No. 2 to the 2006 Stock Plan for Non-Employee Directors dated July 26, 2007 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2007, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).
10.33*	2007 Management Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit No.	Description

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

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
February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR. John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 23, 2009	/s/ VINCENT K. PETRELLA Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 23, 2009

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 23, 2009	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 23, 2009

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 23, 2009	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 23, 2009

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 23, 2009	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 23, 2009

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 23, 2009	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald III, Director February 23, 2009

/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited Lincoln Electric Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 23, 2009

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$284,332	$217,382
Accounts receivable (less allowance for doubtful accounts of $7,673 in 2008; $7,424 in 2007)	299,171	344,058
Inventories
Raw materials	94,112	92,557
Work-in-process	49,692	48,444
Finished goods	203,128	202,848

Total inventory	346,932	343,849
Deferred income taxes	16,725	10,286
Other current assets	77,566	54,073

Total Current Assets	1,024,726	969,648
Property, Plant and Equipment
Land	38,745	41,415
Buildings	258,736	255,318
Machinery and equipment	643,056	629,780

	940,537	926,513
Less accumulated depreciation	512,635	496,569

Property, Plant and Equipment, Net	427,902	429,944
Other Assets
Prepaid pensions	2,716	48,897
Equity investments in affiliates	62,358	59,723
Intangibles, net	65,262	51,194
Goodwill	36,187	42,727
Long-term investments	29,843	30,170
Deferred income taxes	47,397	—
Other non-current assets	22,414	12,993

Total Other Assets	266,177	245,704

TOTAL ASSETS	$1,718,805	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Amounts due banks	$19,436	$11,581
Trade accounts payable	124,388	152,301
Accrued employee compensation and benefits	47,405	48,486
Accrued expenses	25,173	25,407
Accrued taxes, including income taxes	13,305	13,130
Accrued pensions	3,248	3,790
Dividends payable	11,444	10,720
Other current liabilities	80,986	45,601
Current portion of long-term debt	31,257	905

Total current liabilities	356,642	311,921
Long-term liabilities
Long-term debt, less current portion	91,537	117,329
Accrued pensions	188,160	29,164
Deferred income taxes	8,553	36,874
Accrued taxes	40,323	34,132
Other long-term liabilities	38,278	28,656

Total long-term liabilities	366,851	246,155
Shareholders’ equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 120,000,000 shares; issued – 49,290,717 shares in 2008 and 2007; outstanding – 42,521,628 shares in 2008 and 42,961,679 shares in 2007	4,929	4,929
Additional paid-in capital	155,538	145,825
Retained earnings	1,236,810	1,068,100
Accumulated other comprehensive (loss) income	(218,158)	15,841
Treasury shares, at cost – 6,769,089 shares in 2008 and 6,329,038 shares in 2007	(183,807)	(147,475)

Total shareholders’ equity	995,312	1,087,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,718,805	$1,645,296

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net sales	$2,479,131	$2,280,784	$1,971,915
Cost of goods sold	1,758,980	1,633,218	1,419,638

Gross profit	720,151	647,566	552,277
Selling, general & administrative expenses	405,376	370,122	315,829
Rationalization and asset impairment charges (gain)	19,371	(188)	3,478

Operating income	295,404	277,632	232,970
Other income (expense):
Interest income	8,845	8,294	5,876
Equity earnings in affiliates	6,034	9,838	7,640
Other income	1,681	2,823	1,839
Interest expense	(12,155)	(11,430)	(10,153)

Total other income	4,405	9,525	5,202

Income before income taxes	299,809	287,157	238,172
Income taxes	87,523	84,421	63,164

Net income	$212,286	$202,736	$175,008

Per share amounts:
Basic earnings per share	$4.98	$4.73	$4.11

Diluted earnings per share	$4.93	$4.67	$4.07

Cash dividends declared per share	$1.02	$0.91	$0.79

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Shares	Total

Balance January 1, 2006	42,181	$4,928	$125,925	$764,748	$(91,276)	$(152,031)	$652,294
Comprehensive income:
Net income				175,008			175,008
Minimum pension liability adjustment, net of tax of $45,093					71,920		71,920
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $637					902		902
Currency translation adjustment					27,323		27,323

Total comprehensive income							275,153
Cash dividends declared – $0.79 per share				(33,682)			(33,682)
Issuance of shares under benefit plans	627	1	11,390			11,468	22,859
Purchase of shares for treasury	(2)					(126)	(126)
Adjustment to initially adopt SFAS158, net of tax of $39,380					(63,522)		(63,522)

Balance December 31, 2006	42,806	4,929	137,315	906,074	(54,653)	(140,689)	852,976
Comprehensive income:
Net income				202,736			202,736
Unrecognized amounts from defined benefit pension plans, net of tax of $10,371					17,704		17,704
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax of $1,772					(2,989)		(2,989)
Currency translation adjustment					55,779		55,779

Total comprehensive income							273,230
Cash dividends declared – $0.91 per share				(39,120)			(39,120)
Issuance of shares under benefit plans	378		8,939			8,673	17,612
Purchase of shares for treasury	(222)					(15,459)	(15,459)
Adjustment to initially adopt FIN 48			(429)	(1,590)			(2,019)

Balance December 31, 2007	42,962	4,929	145,825	1,068,100	15,841	(147,475)	1,087,220
Comprehensive income:
Net income				212,286			212,286
Unrecognized amounts from defined benefit pension plans, net of tax of $84,685					(142,422)		(142,422)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $137					842		842
Currency translation adjustment					(92,419)		(92,419)

Total comprehensive loss							(21,713)
Cash dividends declared – $1.02 per share				(43,576)			(43,576)
Issuance of shares under benefit plans	301		9,713			6,005	15,718
Purchase of shares for treasury	(741)					(42,337)	(42,337)

Balance December 31, 2008	42,522	$4,929	$155,538	$1,236,810	$(218,158)	$(183,807)	$995,312

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212,286	$202,736	$175,008
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization and asset impairment charges (gain)	19,371	(188)	3,478
Depreciation and amortization	56,925	52,610	47,825
Equity earnings of affiliates, net	(3,235)	(7,208)	(5,728)
Deferred income taxes	7,367	(3,711)	4,349
Stock-based compensation	4,738	4,679	4,217
Amortization of terminated interest rate swaps	(958)	(1,121)	(2,117)
(Gain) loss on disposal of property, plant and equipment	(180)	627	(8,738)
Other non-cash items, net	6,644	(1,083)	1,332
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	30,130	(20,723)	(39,719)
(Increase) decrease in inventories	(27,845)	36,011	(57,299)
(Increase) decrease in other current assets	(27,450)	2,354	(10,656)
(Decrease) increase in accounts payable	(26,768)	(3,333)	12,914
Increase (decrease) in other current liabilities	37,040	(1,798)	(937)
Contributions to pension plans	(23,810)	(13,031)	(20,503)
(Decrease) increase in accrued pensions	(2,165)	3,237	16,248
Net change in other long-term assets and liabilities	(4,641)	(226)	(994)

NET CASH PROVIDED BY OPERATING ACTIVITIES	257,449	249,832	118,680

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(72,426)	(61,633)	(76,002)
Acquisition of businesses, net of cash acquired	(44,036)	(18,773)	(25,504)
Proceeds from sale of property, plant and equipment	662	701	11,791

NET CASH USED BY INVESTING ACTIVITIES	(115,800)	(79,705)	(89,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	19,504	6,550	2,035
Payments on short-term borrowings	(7,849)	(1,004)	(3,192)
Amounts due banks, net	(5,551)	(2,720)	115
Proceeds from long-term borrowings	1,352	—	—
Payments on long-term borrowings	(1,033)	(40,142)	(3,147)
Proceeds from exercise of stock options	7,201	8,644	13,618
Tax benefit from exercise of stock options	3,728	4,289	5,243
Purchase of shares for treasury	(42,337)	(15,459)	(126)
Cash dividends paid to shareholders	(42,756)	(37,744)	(32,275)

NET CASH USED BY FINANCING ACTIVITIES	(67,741)	(77,586)	(17,729)
Effect of exchange rate changes on cash and cash equivalents	(6,958)	4,629	969

INCREASE IN CASH AND CASH EQUIVALENTS	66,950	97,170	12,205
Cash and cash equivalents at beginning of year	217,382	120,212	108,007

CASH AND CASH EQUIVALENTS AT END OF YEAR	$284,332	$217,382	$120,212

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars except share and per share data)
December 31, 2008

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

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

Inventories

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. At December 31, 2008 and 2007, approximately 35% and 36%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $90,914 at December 31, 2008 and $72,088 at December 31, 2007.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Historically, the Company’s reserves have approximated actual experience.

Equity Investments

Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one month-lag basis. The Company’s 50% ownership interest in equity investments includes investments in Turkey and Chile. In addition, the Company holds a 35% interest in a Taiwanese joint venture and a 21% interest in an investment in the People’s Republic of China. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $26,875 at December 31, 2008 and $23,674 at December 31, 2007.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation and amortization are computed using a straight-line method over useful lives ranging from three to 20 years for machinery, tools and equipment, and up to 50 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

which dispositions occur. The following table summarizes assets held under capital leases and included in property, plant and equipment:

	2008	2007

Buildings	$6,421	$6,323
Machinery and equipment	1,561	390
Less: Accumulated depreciation	(2,257)	(1,701)

Net capital leases	$5,725	$5,012

Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest cost associated with construction in progress.

Goodwill and Intangibles

The Company performs an annual impairment test of goodwill and other indefinite-lived intangible assets in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment as required under SFAS 142 “Goodwill and Other Intangible Assets”. The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

Fair values are determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples, and management judgments regarding the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.

The Company’s annual impairment testing indicated that the carrying value of goodwill at two businesses in China exceeded the implied value of goodwill and the Company recorded a charge of $13,194. See Note F for further discussion.

In addition, the Company determined that two indefinite-lived intangible assets were impaired. The Company recorded an impairment charge of $1,342 to reduce the carrying value of these intangible assets to fair value and assigned a definite life to the remaining balances on a prospective basis. See Note F for further discussion.

The Company performed its annual impairment tests in the fourth quarters of 2007 and 2006 and determined that no impairment of goodwill or indefinite-lived intangible assets existed at that time.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008 and 2007 were as follows:

	North		Other
	America	Europe	Countries	Consolidated

Balance as of January 1, 2007	$13,334	$9,421	$12,453	$35,208
Additions and adjustments	4,248	1,431	(379)	5,300
Foreign exchange effect	249	1,119	851	2,219

Balance as of January 1, 2008	17,831	11,971	12,925	42,727
Additions and adjustments	(1,419)	21	11,603	10,205
Impairment charges	—	—	(13,194)	(13,194)
Foreign exchange effect	(327)	(2,177)	(1,047)	(3,551)

Balance as of December 31, 2008	$16,085	$9,815	$10,287	$36,187

Additions to goodwill for 2008 and 2007 primarily reflect goodwill recorded in the acquisitions of Harris Soldas Especiais S.A. and Vernon Tool Company, Ltd. (See Note K).

Gross intangible assets other than goodwill by asset class as of December 31, 2008 and 2007 were as follows:

	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and trade names	$26,973	$6,342	$22,975	$6,322
Customer relationships	23,900	2,331	19,512	1,424
Patents	13,095	2,192	11,176	1,713
Other	23,289	11,130	17,059	10,069

Total	$87,257	$21,995	$70,722	$19,528

Intangible assets other than goodwill are recorded at fair value at the time acquired or at cost, if applicable. Intangible assets that do not have indefinite lives are amortized on a straight-line method over the shorter of the legal or estimated life. Included in the above table are intangible assets with indefinite lives totaling $16,960 and $14,436 at December 31, 2008 and 2007, respectively.

The weighted average amortization period for trademarks and trade names, customer relationships, patents and other intangibles is 16, 20, 19 and 17 years, respectively. Aggregate amortization expense was $3,432, $2,349 and $2,102 for 2008, 2007 and 2006, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $5,544 in 2009, $5,297 in 2010, $4,257 in 2011, $3,974 in 2012 and $3,781 in 2013.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. (SFAS) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Accrued expenses.” Warranty accruals have increased as a result of the effect of higher sales levels. The changes in the carrying amount of product warranty accruals for 2008, 2007 and 2006 were as follows:

	December 31,
	2008	2007	2006

Balance at beginning of year	$12,308	$9,373	$7,728
Charged to costs and expenses	14,022	12,460	9,744
Deductions	(11,974)	(9,988)	(8,335)
Foreign currency translation	(620)	463	236

Balance at end of year	$13,736	$12,308	$9,373

Warranty expense was 0.6% of sales for 2008 and 0.5% of sales for 2007 and 2006.

Revenue Recognition

The Company recognizes revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue recognition generally occurs at the point of shipment; however in certain instances as shipping terms dictate, revenue is recognized when the product reaches the point of destination.

Distribution Costs

Distribution costs, including warehousing and freight related to product shipments, are included in “Cost of goods sold.”

Stock-Based Compensation

SFAS 123(R), “Share-Based Payment,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123(R) on January 1, 2006 using the modified-prospective method. The adoption of this standard did not have a material impact on the Company’s financial statements as the Company adopted fair value accounting under SFAS 123 on January 1, 2003.

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because the recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statement of income for 2008, 2007 and 2006 was $4,738, $4,679 and $4,217, respectively. The related tax benefit for 2008, 2007 and 2006 was $1,793, $1,789, and $1,612, respectively.

Translation of Foreign Currencies

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

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency transaction losses are included in Selling, general & administrative expenses and were $10,409, $6,102, and $1,696 in 2008, 2007 and 2006, respectively.

Financial Instruments

The Company uses forward contracts to hedge exposures to commodity prices and exchange rate fluctuations on certain purchase and sales transactions and balance sheet exposures. Contracts are generally written on a short-term basis but may cover exposures for up to two years and are not held for trading or speculative purposes. The Company uses interest rate swaps to hedge changes in the fair value of debt. The Company recognizes derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.

For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive loss” with offsetting amounts recorded as “Other current assets”, “Other non-current assets”, “Other current liabilities” or “Other long-term liabilities” depending on the position and the duration of the contract. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries. For derivative instruments not designated as hedges, the gain or loss from changes in their fair values is recognized in earnings.

Advertising Costs

Advertising costs are charged to Selling, general & administrative expenses when incurred and totaled $10,337, $10,245 and $8,887 in 2008, 2007 and 2006, respectively.

Research and Development

Research and development costs are expensed as incurred and totaled $26,736, $25,794 and $24,055 in 2008, 2007 and 2006, respectively.

Bonus

Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus, net of hospitalization costs, of $100,706 in 2008, $93,958 in 2007 and $81,498 in 2006.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets” an amendment of SFAS 132(R). This standard requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a significant impact on its financial statements.

In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-06 to have a significant impact on its financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect the adoption of SFAS 162 to have a significant impact on its financial statements.

In April 2008, FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company does not expect the adoption of SFAS 161 to have a significant impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin No. (“ARB”) 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

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

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 157 related to financial assets and liabilities on January 1, 2008. See Note L to the Consolidated Financial Statements for further discussion.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. See Note H to the Consolidated Financial Statements for further discussion.

NOTE B – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income	$212,286	$202,736	$175,008
Denominator:
Basic weighted average shares outstanding	42,648	42,899	42,532
Effect of dilutive securities — Stock options and awards	406	493	500

Diluted weighted average shares outstanding	43,054	43,392	43,032

Basic earnings per share	$4.98	$4.73	$4.11

Diluted earnings per share	$4.93	$4.67	$4.07

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. The calculation of diluted earnings per share for 2008, 2007 and 2006 excludes 232,044, 29,495 and 27,465 shares, respectively, that were anti-dilutive.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C – SHAREHOLDERS’ EQUITY

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. During 2008, the Company purchased 740,569 shares of its common stock on the open market at an average cost of $57.17 per share. Through December 31, 2008, 11,206,983 shares have been purchased under the share repurchase program at an average cost of $24.47 per share.

NOTE D – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income are as follows:

			Unrealized
			Gain
			(Loss) on
			Derivatives
			Designated and	Total
			Qualifying as	Accumulated
		Currency	Cash	Other
	Defined	Translation	Flow Hedges,	Comprehensive
	Benefit Plans	Adjustment	net of tax	(Loss) Income

Balance January 1, 2006	$(78,376)	$(12,057)	$(843)	$(91,276)
Other comprehensive income	71,920	27,323	902	100,145
Adjustment to initially adopt SFAS 158	(63,522)	—	—	(63,522)

Balance December 31, 2006	(69,978)	15,266	59	(54,653)
Other comprehensive income (loss)	17,704	55,779	(2,989)	70,494

Balance December 31, 2007	(52,274)	71,045	(2,930)	15,841
Other comprehensive (loss) income	(142,422)	(92,419)	842	(233,999)

Balance December 31, 2008	$(194,696)	$(21,374)	$(2,088)	$(218,158)

As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. As a result of adopting SFAS 158, the Company recorded liabilities equal to the underfunded status of defined benefit plans, and assets equal to the overfunded status of certain defined benefit plans measured as the difference between the fair value of plan assets and the projected benefit obligation. The Company recognized liabilities of $34,900 and prepaids of $16,773 for its defined benefit pension plans and also recognized in “Accumulated other comprehensive loss” actuarial losses and prior service credits of $69,978 (after-tax).

NOTE E – STOCK PLANS

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), which replaces the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 3,000,000 of the Company’s common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), which replaces the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2008, there were 3,631,865 common shares available for future grant under all plans.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E – STOCK PLANS (continued)

The following table summarizes the activity for each of the three years in the period ended December 31, 2006 to December 31, 2008, under all Plans:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Balance at beginning of year	1,663,704	$41.63	1,747,050	$34.28	2,071,325	$28.54
Shares granted	316,264	$44.11	268,854	$68.48	241,818	$60.42
Shares exercised	(235,650)	$30.56	(348,450)	$25.30	(561,218)	$24.34
Shares canceled	(28,301)	$45.23	(3,750)	$60.72	(4,875)	$39.48

Balance at end of year	1,716,017	$43.55	1,663,704	$41.63	1,747,050	$34.28

Exercisable at end of year	1,144,784	$39.14	1,152,545	$33.45	1,161,034	$27.71

Options granted under both the EPI Plan and its predecessor plans are outstanding for a term of ten years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the fair market value of the Company’s common shares at the date of grant. There were no options granted under the Director Plan in 2008. Options granted under the Director Plan and its predecessor plans were 6,000 in 2006. The Company issued shares of common stock from treasury upon all exercises of stock options in 2008, 2007 and 2006.

Restricted shares are valued at the quoted market price on the grant date and vest over a period of three to five years. Under the EPI Plan the Company issued 56,205 restricted shares at a weighted average market price of $44.03 per share in 2008, 25,690 restricted shares at a market price of $68.51 per share in 2007 and 27,000 restricted shares at a market price of $60.51 per share in 2006. The Company issued 10,233 restricted shares at a market price of $43.97 per share, 7,102 restricted shares at a market price of $68.21 per share and 6,568 restricted shares at a market price of $60.85 under the Director Plan in 2008, 2007 and 2006, respectively. The Company issued 8,411 shares of common stock from authorized but unissued shares upon vesting of restricted shares during 2006.

In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The Company uses the Black-Scholes option pricing model for estimating fair values of options. The weighted average assumptions for each of the three years in the period ended December 31, 2006 to December 31, 2008 were as follows:

	2008	2007	2006

Expected volatility	33.80%	23.05%	24.78%
Dividend yield	3.09%	1.57%	1.53%
Risk-free interest rate	1.63%	3.50%	4.53%
Expected option life	4.5	4.3	4.4
Weighted average fair value of options granted during the year	$9.85	$14.33	$14.72

As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $9,371, which is expected to be recognized over a weighted average period of approximately 37 months.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E – STOCK PLANS (continued)

The following table summarizes nonvested stock options, tandem appreciation rights (“TARs”) and restricted shares for the year ended December 31, 2008:

	December 31, 2008
	Number of	Weighted
	Options, TARs,	Average Fair
	and Restricted	Value at
	Shares	Grant Date

Balance at beginning of year	453,186	$21.71
Granted	316,264	$17.03
Vested	(227,616)	$13.29
Forfeited	(17,251)	$17.38

Balance at end of year	524,583	$22.96

The aggregate intrinsic value of awards outstanding at December 31, 2008, based on the Company’s closing stock price of $50.93 as of the last business day in the year ended December 31, 2008, which would have been received by the optionees had all awards been exercised on that date was $19,423. The aggregate intrinsic value of awards exercisable at December 31, 2008, based on the Company’s closing stock price of $50.93 as of the last business day in the year ended December 31, 2008, which would have been received by the optionees had all awards been exercised on that date was $16,890. The total intrinsic value of awards exercised during 2008 and 2007 was $10,366 and $15,413, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the awards.

Prior to the adoption of SFAS 123(R) the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount was $3,728, $4,289 and $5,243 for 2008, 2007 and 2006, respectively, and is shown as “Tax benefit from the exercise of stock options” in the consolidated statement of cash flows.

The following table summarizes information about awards outstanding as of December 31, 2008:

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
Exercise Price	Number of	Average	Number of	Average	Average
Range	Awards	Exercise Price	Awards	Exercise Price	Remaining Life

$13.00 - $34.99	351,381	$23.12	351,381	$23.12	3.8
$35.00 - $39.99	568,342	$37.75	535,028	$37.62	6.2
Over $40.00	796,294	$56.69	258,375	$64.04	8.2

	1,716,017		1,144,784		6.6

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. There were 1,085, 6,843 and 1,726 shares purchased in 2008, 2007 and 2006, respectively under this plan.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F –	RATIONALIZATION AND ASSET IMPAIRMENT

In the fourth quarter of 2008, the Company recorded rationalization charges of $2,447 (pre-tax) and asset impairment charges totaling $16,924 (pre-tax) that are recognized on the income statement under the caption “Rationalization and asset impairment charges (gain).”

The Company took various actions designed to align resources to current market conditions during the fourth quarter of 2008. The actions are expected to affect 65 employees in various European businesses and 67 employees in North American businesses. The implementation of these actions will be substantially completed by March 31, 2009. The Company expects the total cost of these actions to be $2,746 (pre-tax) of which $2,447 (pre-tax) was recorded at December 31, 2008. The costs relate primarily to employee severance costs that will be paid by the end of 2009.

The Company is taking additional cost cutting measures throughout its global operations, including a voluntary separation incentive program covering certain U.S.-based employees as announced on February 2, 2009. The Company expects to record a pre-tax rationalization charge between $10 million and $12 million in the first quarter of 2009.

In the fourth quarter of 2008, the Company determined that poor operating results and a dampened economic outlook indicated the potential for impairment at two of its businesses in China. Impairment testing determined that the carrying value of long-lived assets exceeded fair value at one of these businesses and the Company recorded a charge of $2,388 (pre-tax). In addition, the carrying value of goodwill at both of these businesses exceeded the implied value of goodwill and the Company recorded a charge of $13,194 (pre-tax).

The Company also tested indefinite-lived intangible assets and determined that the carrying value of certain intangible assets in Europe and North America exceeded fair value. As a result, the Company recorded charges of $524 (pre-tax) and $818 (pre-tax), respectively.

Fair values of impaired assets were determined using projected discounted cash flows.

In 2005, the Company committed to a plan to rationalize manufacturing operations (the “Ireland Rationalization”) at Harris Calorific Limited (“Harris Ireland”). In connection with the Ireland Rationalization, the Company transferred all manufacturing from Harris Ireland to a lower cost facility in Eastern Europe and in 2006 sold the facility in Ireland for a gain of $9,006 (pre-tax) which is reflected in “Selling, general and administrative expenses.” A total of 66 employees were impacted by the Ireland Rationalization.

The Company incurred a total of $3,920 (pre-tax) in charges related to this plan of which a gain of $188 (pre-tax) was recorded in 2007 and charges of $3,597 (pre-tax) and $511 (pre-tax) were recorded in 2006 and 2005, respectively. Charges incurred relate to employee severance costs, equipment relocation, employee retention and professional services. As of December 31, 2007, all rationalization activities were essentially completed. The Company expects to receive approximately $1,944 in cash receipts during 2009 upon completion of the liquidation of the Harris Ireland Pension Plan.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G –	DEBT

At December 31, 2008 and 2007, debt consisted of the following:

	2008	2007

Long-term debt
Senior Unsecured Notes due 2009, interest at 5.89%	30,144	30,700
Senior Unsecured Notes due 2012, interest at 6.36%	86,759	81,776
Capital leases due through 2015, interest at 3.58% to 28.00%	3,651	3,205
Other borrowings due through 2023, interest at 0.00% to 6.00%	2,240	2,553

	122,794	118,234
Less current portion	31,257	905

Total long-term debt	$91,537	$117,329

Short-term debt
Amounts due banks, interest at 22.78% (14.00% in 2007)	19,436	11,581
Current portion long-term debt	31,257	905

Total short-term debt	50,693	12,486

Total debt	$142,230	$129,815

Senior Unsecured Notes

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions. The proceeds are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of December 31, 2008, the Company was in compliance with all of its debt covenants. During March 2007, the Company repaid the $40,000 Series A Notes which had matured, reducing the total balance outstanding of the Notes to $110,000.

The maturity and interest rates of the Notes outstanding at December 31, 2008 are as follows (in thousands):

	Amount
	Due	Matures	Interest Rate

Series B	$30,000	March 2009	5.89%
Series C	$80,000	March 2012	6.36%

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $958 in 2008, $1,121 in 2007 and $2,117 in 2006, and is expected to reduce annual interest expense by $313 in 2009. At December 31, 2008, $755 remains to be amortized of which $107 is recorded in “Current portion of long-term debt” and $648 is recorded in “Long-term debt, less current portion,” respectively.

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

reset every six months, at which time payment or receipt of interest will be settled. These swaps are designated and qualify as fair value hedges and, as such, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, are recognized in earnings. Net payments or receipts under these agreements are recognized as adjustments to interest expense.

The fair value of the swaps is recorded in “Other current assets” and “Other non-current assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively. The fair value of these swaps at December 31, 2008 and 2007 was an asset of $6,148 and $762, respectively. Swaps have increased the value of the Series B Notes from $30,000 to $30,144 and the Series C Notes from $80,000 to $86,759 as of December 31, 2008. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.6% for 2008.

On February 20, 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain will be deferred and amortized over the remaining life of the Series C Note. The amortization of this gain is expected to reduce interest expense by $1,400 in 2009.

At December 31, 2008 and 2007, the fair value of long term debt, including the current portion, was approximately $124,446 and $121,329, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

The Company has a $175,000 five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains affirmative and negative covenants, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of December 31, 2008, there were no borrowings under the Credit Agreement. The Company expects to replace the Credit Agreement prior to its expiration in December 2009.

Capital Leases

At December 31, 2008 and 2007, $3,651 and $3,205 of capital lease indebtedness was secured by property, plant and equipment, respectively.

Other

Maturities of long-term debt, including payments under capital leases, for the five years succeeding December 31, 2008 are $50,549 in 2009, $1,318 in 2010, $1,284 in 2011, $80,813 in 2012, $121 in 2013 and $1,242 thereafter. Total interest paid was $13,037 in 2008, $11,537 in 2007 and $11,971 in 2006. The primary difference between interest expense and interest paid is the amortization of the gain on settlement of interest rate swaps realized in 2003.

Amounts reported as “Amounts due banks” represent short-term borrowings of the Company’s foreign subsidiaries.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H –	INCOME TAXES

The components of income before income taxes for the three years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

U.S.	$223,672	$205,779	$153,968
Non-U.S.	76,137	81,378	84,204

Total	$299,809	$287,157	$238,172

Components of income tax expense (benefit) are as follows:
	2008	2007	2006
Current:
Federal	$51,700	$61,277	$40,399
Non-U.S.	21,880	20,313	16,049
State and local	6,576	6,542	2,367

	80,156	88,132	58,815
Deferred:
Federal	8,622	(711)	5,859
Non-U.S.	(1,435)	(3,712)	(2,253)
State and local	180	712	743

	7,367	(3,711)	4,349

Total	$87,523	$84,421	$63,164

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Statutory rate of 35% applied to pre-tax income	$104,933	$100,505	$83,360
Effect of state and local income taxes, net of federal tax benefit	4,454	4,964	2,282
Taxes less than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	(6,203)	(11,881)	(15,676)
U.S. tax (benefit) cost of foreign source income	(6,888)	1,151	(3,064)
Resolution of prior years’ tax liabilities	(4,309)	(6,818)	(2,421)
Other	(4,464)	(3,500)	(1,317)

Total	$87,523	$84,421	$63,164

Effective tax rate	29.19%	29.40%	26.52%

Total income tax payments, net of refunds, were $72,923 in 2008, $83,950 in 2007 and $55,799 in 2006.

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

In conjunction with the adoption of FIN 48, unrecognized tax benefits were classified as “Accrued taxes”, non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense, consistent with the accounting method used prior to adopting FIN 48. For the years ended December 31, 2008 and 2007, current income tax expense included $1,044 and $135 of interest and penalties, respectively. For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $6,141 and $4,917, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2008	2007

Balance at January 1	$29,215	$28,997
Increases related to current year tax provisions	7,646	5,755
Increases related to prior years’ tax positions	2,734	—
Resolution of prior years’ tax liabilities	(4,255)	(5,916)
Other	(1,157)	379

Balance at December 31	$34,183	$29,215

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $19,945 at December 31, 2008 and $18,867 at December 31, 2007.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of 2009. The Company is currently subject to an Internal Revenue Service (“IRS”) audit for the 2005 and 2006 tax years and an Italian tax audit for 2005. The Company does not expect the results of these examinations to have a material effect on the financial statements.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H –	INCOME TAXES (continued)

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows:

	2008	2007

Deferred tax assets:
Tax loss and credit carryforwards	$16,918	$19,743
Inventory	8,548	6,522
Other accruals	12,710	9,875
Employee benefits	13,502	13,856
Pension obligations	63,130	1,753
Other	16,282	16,763

	131,090	68,512
Valuation allowance	(18,295)	(21,421)

	112,795	47,091
Deferred tax liabilities:
Property, plant and equipment	(31,338)	(31,898)
Intangible assets	(10,998)	(6,794)
Inventory	(10,970)	(11,529)
Pension obligations	(2,052)	(14,458)
Other	(10,314)	(9,000)

	(65,672)	(73,679)

Total	$47,123	$(26,588)

At December 31, 2008, certain subsidiaries had tax loss carryforwards of approximately $54,963 that will expire in various years from 2009 through 2024, except for $26,350 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2008, a valuation allowance of $18,295 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $285 have been provided on earnings of $1,831 that are not expected to be permanently reinvested.

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S. as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the Internal Revenue Service. For most participants the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. The Company matching provision was suspended on

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

January 1, 2009 as part of the Company’s actions to reduce costs in light of current market conditions. The plan includes a feature in which participants hired after November 1, 1997 will receive an annual Company contribution of 2% of their base pay. The plan allowed employees hired before November 1, 1997, at their election, to receive this contribution in exchange for forfeiting certain benefits under the pension plan. The Company uses a December 31 measurement date for its plans.

In the first quarter of 2006, the Company modified its retirement benefit programs whereby employees of its U.S. company hired on or after January 1, 2006 will be covered under a newly enhanced 401(k) defined contribution plan. In the second quarter of 2006, current employees of the U.S. company made an election to either remain in the Company’s existing retirement programs or switch to new programs offering enhanced defined contribution benefits, improved vacation and a reduced defined benefit. The Company did not incur a significant change in retirement costs immediately after the change; however, the Company does expect cost savings in future years as a result of reduced benefits to be accrued for employees hired on or after January 1, 2006.

In September 2006, the FASB issued SFAS 158 which requires companies to recognize the funded status of a benefit plan as the difference between plan assets at fair value and the projected benefit obligation. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 will be recognized in the balance sheet, net of tax, as a component of “Accumulated other comprehensive loss” and will subsequently be recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. The Company adopted SFAS 158 on December 31, 2006. The incremental effects on the Company’s balance sheet at December 31, 2006 of adopting SFAS 158 were as follows:

	December 31, 2006
	Prior to	Effect of
	Application of	Adopting
	SFAS No. 158	SFAS No. 158	As Reported

ASSETS
Prepaid pensions	$112,248	$(95,475)	$16,773
Intangibles, net	2,406	(2,406)	—
Deferred income taxes	2,872	39,380	42,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued pensions, current	(10,061)	8,578	(1,483)
Accrued pensions, non-current	(15,871)	(17,546)	(33,417)
Accumulated other comprehensive loss	6,456	63,522	69,978

The after-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations included in “Accumulated other comprehensive loss” at December 31, 2008 were $195,145, $(534) and $85, respectively.

The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2009 are $24,515, $(33) and $6, respectively.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

The changes in the pension plans’ projected benefit obligations were as follows:

	2008	2007

Obligation at January 1	$699,129	$696,952
Service cost	16,501	17,829
Interest cost	42,615	40,621
Participant contributions	550	476
Plan amendments	(1)	20
Acquisitions	—	2,045
Actuarial loss (gain)	15,372	(27,751)
Benefit payments	(38,970)	(34,129)
Settlements	—	(2,539)
Curtailments	(14)	(142)
Currency translation	(13,715)	5,747

Obligation at December 31	$721,467	$699,129

The changes in fair value of the pension plans’ assets were as follows:

	2008	2007

Fair value of plan assets at January 1	$715,072	$678,826
Actual return on plan assets	(159,522)	51,856
Employer contributions	23,810	13,031
Participant contributions	550	476
Benefit payments	(34,237)	(31,782)
Settlements	—	(2,466)
Currency translation	(12,898)	5,131

Fair value of plan assets at December 31	$532,775	$715,072

The funded status of the pension plans was as follows:
Funded status (plan assets (less than) greater than projected benefit obligations)	$(188,692)	$15,943
Unrecognized net loss	312,071	84,822
Unrecognized prior service cost	(917)	(820)
Unrecognized transition assets, net	109	154

Net amount recognized	$122,571	$100,099

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $670,243, $635,433 and $491,367, respectively, as of December 31, 2008 and $22,467, $19,050 and $0, respectively, as of December 31, 2007. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $39,362, $37,208 and $26,841, respectively, as of December 31, 2008 and $52,976, $49,592 and $42,512, respectively, as of December 31, 2007. The total accumulated benefit obligation for all plans was $685,565 as of December 31, 2008 and $661,658 as of December 31, 2007.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

The components of total pension expense were as follows:

	Year Ended December 31,
	2008	2007	2006

Service cost – benefits earned during the year	$16,501	$17,829	$18,686
Interest cost on projected benefit obligation	42,615	40,621	38,160
Expected return on plan assets	(56,954)	(55,943)	(50,456)
Amortization of transition assets	10	10	10
Amortization of prior service cost	60	65	621
Amortization of net loss	1,636	4,615	11,056
Settlement/curtailment losses (gains)	745	(937)	(151)

Net pension cost of defined benefit plans	4,613	6,260	17,926
Multi-employer plans	1,509	1,725	1,237
Defined contribution plans	8,471	8,590	6,130

Total net pension expense	$14,593	$16,575	$25,293

The Company is in the process of terminating a pension plan as part of the Ireland Rationalization. For further discussion see Note F. The Company expects to receive $1,944 in 2009 upon final settlement. A gain of $816 was recognized in 2007 related to the curtailment and partial settlement of this plan.

The amounts recognized in the consolidated balance sheets were composed of:

	Year Ended December 31,
	2008	2007

Prepaid pensions	$2,716	$48,897
Accrued pension liability, current	(3,248)	(3,790)
Accrued pension liability, long-term	(188,160)	(29,164)
Accumulated other comprehensive loss, excluding tax effects	311,263	84,156

Net amount recognized in the balance sheets	$122,571	$100,099

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2008 and 2007 were as follows:

	2008	2007

Discount rate	6.2%	6.3%
Rate of increase in compensation	4.1%	4.0%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans as of December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Discount rate	6.3%	5.9%	5.6%
Rate of increase in compensation	4.1%	4.1%	4.0%
Expected return on plan assets	8.2%	8.4%	8.3%

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

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The assumptions used to determine the expected return on assets for the U.S. plans at December 31, 2008 were as follows:

		Percentage of		Weighted Average
	Target	Plan Assets at		Expected
	Allocation	December 31,		Long-Term
Asset Category	2009	2008	2007	Rate of Return

Equity securities	60% - 70%	52%	65%	9.3% - 10.0%
Debt securities	30% - 40%	48%	35%	5.5% - 7.1%

Total	100%	100%	100%	8.25%

Actual and expected employer contributions for the U.S. plans are as follows:

2009	(expected)	$30,000
2008		20,000
2007		10,000

The actual amounts to be contributed to the pension plans in 2009 will be determined at the Company’s discretion.

Contributions by participants to certain non-U.S. plans were $550 and $476 for the years ended December 31, 2008 and 2007, respectively.

Expected future benefit payments for the U.S. plans are as follows:

2009	$37,410
2010	37,044
2011	40,514
2012	47,683
2013	42,522
2014 through 2018	243,409

The Company maintains a domestic unfunded supplemental executive retirement plan (SERP) under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension expense shown above and was $2,598, $2,411 and $2,329 in 2008, 2007 and 2006, respectively. The projected benefit obligation associated with this plan

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

is also included in the pension disclosure shown above and was $18,764, $19,195 and $18,644 at December 31, 2008, 2007 and 2006, respectively.

The Company participates in multi-employer plans for several of its operations in Europe. Pension expense for these plans is recognized as contributions are funded.

The Company does not have, and does not provide for, any postretirement or postemployment benefits other than pensions and certain non-U.S. statutory termination benefits.

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

	North		Other
	America	Europe	Countries	Eliminations	Consolidated

For the year ended December 31, 2008:
Net sales to unaffiliated customers	$1,451,333	$576,945	$450,853	$—	$2,479,131
Inter-segment sales	114,686	25,612	10,590	(150,888)	—

Total	$1,566,019	$602,557	$461,443	$(150,888)	$2,479,131

Income before interest and income taxes	$224,706	$55,407	$22,591	$415	$303,119
Interest income					8,845
Interest expense					(12,155)

Income before income taxes					$299,809

Total assets	$1,097,716	$470,288	$402,275	$(251,474)	$1,718,805
Equity investments in affiliates	3,288	13,806	45,264	—	62,358
Capital expenditures	37,851	15,226	19,349	—	72,426
Depreciation and amortization	33,815	12,401	10,709	—	56,925

For the year ended December 31, 2007:
Net sales to unaffiliated customers	$1,401,393	$510,514	$368,877	$—	$2,280,784
Inter-segment sales	99,227	24,156	11,645	(135,028)	—

Total	$1,500,620	$534,670	$380,522	$(135,028)	$2,280,784

Income before interest and income taxes	$211,092	$63,170	$18,578	$(2,547)	$290,293
Interest income					8,294
Interest expense					(11,430)

Income before income taxes					$287,157

Total assets	$988,651	$452,648	$343,532	$(139,535)	$1,645,296
Equity investments in affiliates	2,782	16,149	40,792	—	59,723
Capital expenditures	26,839	16,069	18,725	—	61,633
Depreciation and amortization	33,564	10,752	8,294	—	52,610

For the year ended December 31, 2006:
Net sales to unaffiliated customers	$1,305,472	$372,308	$294,135	$—	$1,971,915
Inter-segment sales	91,770	23,787	16,326	(131,883)	—

Total	$1,397,242	$396,095	$310,461	$(131,883)	$1,971,915

Income before interest and income taxes	$172,613	$46,659	$25,851	$(2,674)	$242,449
Interest income					5,876
Interest expense					(10,153)

Income before income taxes					$238,172

Total assets	$872,864	$390,733	$273,781	$(142,799)	$1,394,579
Equity investments in affiliates	2,374	12,834	33,754	—	48,962
Capital expenditures	37,269	19,777	18,956	—	76,002
Depreciation and amortization	33,135	7,993	6,697	—	47,825

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J –	SEGMENT INFORMATION (continued)

In 2008, the North America segment includes a charge of $501 (pre-tax) for rationalization actions and a charge of $818 (pre-tax) for the impairment of an intangible asset. The Europe segment includes a charge of $1,946 (pre-tax) for rationalization actions and a charge of $524 (pre-tax) for the impairment of an intangible asset. The Other Countries segment includes a charge of $15,582 (pre-tax) for the impairment of goodwill and long-lived assets.

In 2007, the Europe segment includes a credit to rationalization charges of $188 (pre-tax). In 2006, the Europe segment includes rationalization charges of $3,478 (pre-tax), and a gain of $9,006 (pre-tax) on the sale of the facility in Ireland. See Note F.

Inter-segment sales between reportable segments are recorded at cost plus an agreed upon intercompany profit, which approximates an arm’s length price, and are eliminated in consolidation. Export sales (excluding intercompany sales) from the United States were $242,312 in 2008, $194,476 in 2007 and $154,111 in 2006. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2006 to December 31, 2008.

The geographic split of the Company’s net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2008	2007	2006

Net sales:
United States	$1,072,593	$1,064,113	$1,004,786
Foreign countries	1,406,538	1,216,671	967,129

Total	$2,479,131	$2,280,784	$1,971,915

Property, plant and equipment:
United States	$169,764	$167,659	$178,717
Foreign countries	259,469	263,738	212,429
Eliminations	(1,331)	(1,453)	(1,628)

Total	$427,902	$429,944	$389,518

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material.

NOTE K –	ACQUISITIONS

On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, will be operated as Harris Soldas Especiais S.A. This acquisition expands the Company’s brazing product line and increases the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.

On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal, for approximately $24,000 in cash and assumed debt. This acquisition adds to the Company’s European consumables manufacturing capacity and widens the Company’s commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.

On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K –	ACQUISITIONS (continued)

purposes headquartered near San Diego, California, for approximately $12,434 in cash. This acquisition adds to the Company’s ability to support its customers in the growing market for infrastructure development. Annual sales at the time of the acquisition were approximately $9,000.

On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Company Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company has contributed $11,700 to Zhengzhou Heli. Annual sales at the time of the acquisition were approximately $8,000.

On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Materials Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai Metal Industrial Company, Ltd. Annual sales at the time of the acquisition were approximately $10,000.

On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. This acquisition provides the Company with a portfolio of stick electrode products and the Company expects this acquisition to enhance its market position by broadening its distributor network in Poland and Eastern Europe. Annual sales at the time of the acquisition were approximately $5,000.

On October 31, 2006, the Company acquired all of the outstanding stock of Metrode Products Ltd. (“Metrode”), a privately held manufacturer of specialty welding consumables headquartered near London, England, for approximately $25,000 in cash. The Company expects this acquisition to provide high quality, innovative solutions for many high-end specialty applications, including the power generation and petrochemical industries. Annual sales at the time of acquisition were approximately $25,000.

Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

NOTE L –	FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of cash and cash equivalents approximated book value at December 31, 2008 and 2007, respectively. See Note G for the fair value estimates of debt.

Assets and liabilities that are within the provisions of SFAS 157, such as the Company’s derivative contracts, are valued at fair value using the market and income valuation approaches. The Company’s derivative contracts include interest rate swaps as well as foreign currency and commodity forward contracts. The Company uses the market approach to value similar assets and liabilities in active markets and the income approach that consists of discounted cash flow models that take into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date.

SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Unobservable inputs for the asset or liability.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L –	FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at December 31, 2008 Using
	Balance as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
Description	2008	Assets (Level 1)	(Level 2)	(Level 3)

Derivatives, net liability	$3,216	$—	$3,216	$—

Foreign Exchange Contracts:  The Company enters into forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its exposures. This hedging minimizes the impact of foreign exchange rate movements on the Company’s operating results. These derivative financial instruments include contracts that qualify for and are designated as cash flow hedges as well as non-designated contracts.

The notional amount of outstanding foreign exchange contracts, translated at current exchange rates at December 31, 2008 was $100,847, of which $35,807 related to contracts designated and qualifying as cash flow hedges to hedge a portion of forecasted transactions and $65,040 related to non-designated contracts to hedge balance sheet exposures. The notional amount of outstanding foreign exchange contracts, translated at current exchange rates at December 31, 2007 was $64,246, of which $45,362 related to contracts designated and qualifying as cash flow hedges to hedge a portion of forecasted transactions and $18,884 related to non-designated contracts to hedge balance sheet exposures.

At December 31, 2008, the fair value of the non-designated contracts and the designated cash flow hedges was an unrealized loss of $4,732 and an unrealized gain of $3,076, respectively, covering transactions expected to occur in 2009. At December 31, 2007, the fair value of the non-designated contracts and designated cash flow hedges represented unrealized losses of $135, and $2,898, respectively.

Interest Rate Swap Agreements:  At December 31, 2008 and 2007, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $110,000 of debt from fixed to floating interest rates. The fair value of the swaps was an unrealized gain of $6,148 and $762 at December 31, 2008 and 2007, respectively.

Commodity Forward Contracts:  The Company periodically enters into forward contracts to manage its exposure to commodity price volatility. This hedging minimizes the impact of commodity price movements on the Company’s operating results. At December 31, 2008, the Company’s derivative contracts consisted of aluminum, copper and nickel forward contracts with notional amounts, in thousands of pounds, of 3,125, 2,925 and 276, respectively. At December 31, 2007, the Company’s derivative contracts consisted of aluminum, copper and nickel forward contracts with notional amounts, in thousands of pounds, of 2,200, 1,200 and 216, respectively. These derivative financial instruments qualify and are designated as cash flow hedges. At December 31, 2008, the fair value of these derivative contracts represented an unrealized loss of $7,708 of which $6,838 relates to transactions expected to occur in 2009. At December 31, 2007, the fair value of these derivative contracts represented an unrealized loss of $1,523.

For the three years ended December 31, 2008, hedge ineffectiveness was immaterial.

NOTE M –	OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, transportation equipment, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most maintenance, insurance and taxes relating to leased assets. Rental expense was $14,679 in 2008, $13,883 in 2007 and $11,613 in 2006.

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M –	OPERATING LEASES (continued)

At December 31, 2008, total future minimum lease payments for noncancelable operating leases were $11,045 in 2009, $6,708 in 2010, $5,179 in 2011, $3,830 in 2012, $2,945 in 2013 and $6,186 thereafter.

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

The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $6,733 at December 31, 2008. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in March 2009 and the other maturing in May 2009. The other two loans mature in July 2010, one for $1,806 and the other for $927. The loans were undertaken to fund the joint venture’s working capital and capital expansion needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements based on the current financial condition of the joint venture.

NOTE O –	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth

2008
Net sales	$620,227	$699,826	$632,892	$526,186
Gross profit	177,451	204,714	196,878	141,108
Income before income taxes	78,991	95,100	92,882	32,836
Net income	53,477	70,128	69,211	19,470
Basic earnings per share	$1.25	$1.64	$1.62	$0.46
Diluted earnings per share	$1.24	$1.62	$1.60	$0.46

2007
Net sales	$549,043	$586,638	$564,824	$580,279
Gross profit	158,216	168,668	159,741	160,941
Income before income taxes	68,965	78,521	70,107	69,564
Net income	48,000	55,249	49,978	49,509
Basic earnings per share	$1.12	$1.29	$1.16	$1.15
Diluted earnings per share	$1.11	$1.27	$1.15	$1.14

The quarter ended December 31, 2008 includes a charge of $2,447 ($1,698 after-tax) relating to the Company’s rationalization programs designed to align the business to current market conditions and $16,924 ($16,615 after-

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O –	QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

tax) in asset impairment charges including $13,194 of goodwill impairment with no tax benefit, $2,388 in impairment of long-lived assets with no tax benefit and $1,342 ($1,033 after-tax) in impairment of intangible assets. See Note F to the Company’s Consolidated Financial Statements for further discussion.

The quarter ended March 31, 2007 includes charges relating to the Company’s European rationalization program of $396 ($396 after-tax). The quarter ended December 31, 2007 includes a gain of $584 ($503 after-tax) related to such program. See Note F.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)

		Additions
			(1)
	Balance at	Charged to	Charged to		Balance
	Beginning of	Costs and	Other	(2)	at End
Description	Period	Expenses	Accounts	Deductions	of Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$7,424	$3,986	$(735)	$3,002	$7,673
Year ended December 31, 2007	$8,484	$3,115	$630	$4,805	$7,424
Year ended December 31, 2006	$7,583	$3,255	$325	$2,679	$8,484

(1)	Currency translation adjustment.

(2)	Uncollectible accounts written-off, net of recoveries.