Form 10-Q
period 2009-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2009-05-01
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common shares as of March 31, 2009 was 42,513,921.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$411,751	$620,227
Cost of goods sold	321,503	442,776

Gross profit	90,248	177,451

Selling, general & administrative expenses	77,516	98,961
Rationalization charges	11,699	—

Operating income	1,033	78,490

Other income (expense):
Interest income	1,112	2,434
Equity (loss) earnings in affiliates	(1,986)	549
Other income	393	499
Interest expense	(2,562)	(2,981)

Total other (expense) income	(3,043)	501

(Loss) income before income taxes	(2,010)	78,991
Income taxes	1,584	25,514

Net (loss) income	$(3,594)	$53,477

Per share amounts:
Basic (loss) earnings per share	$(0.08)	$1.25

Diluted (loss) earnings per share	$(0.08)	$1.24

Cash dividends declared per share	$0.27	$0.25

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(UNAUDITED)	(NOTE A)
ASSETS
Current Assets
Cash and cash equivalents	$300,452	$284,332
Accounts receivable (less allowance for doubtful accounts of $8,264 in 2009; $7,673 in 2008)	260,531	299,171
Inventories
Raw materials	76,932	94,112
Work-in-process	38,369	49,692
Finished goods	185,344	203,128

Total inventory	300,645	346,932

Deferred income taxes	23,143	16,725
Other current assets	66,937	77,566

Total Current Assets	951,708	1,024,726

Property, Plant and Equipment
Land	39,673	38,745
Buildings	259,903	258,736
Machinery and equipment	633,066	643,056

	932,642	940,537
Less accumulated depreciation	514,576	512,635

Property, Plant and Equipment, Net	418,066	427,902

Other Assets
Prepaid pensions	2,553	2,716
Equity investments in affiliates	56,291	62,358
Intangibles, net	64,716	65,262
Goodwill	35,219	36,187
Long-term investments	29,930	29,843
Deferred income taxes	53,600	47,397
Other non-current assets	16,566	22,414

Total Other Assets	258,875	266,177

TOTAL ASSETS	$1,628,649	$1,718,805

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(UNAUDITED)	(NOTE A)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$18,061	$19,436
Trade accounts payable	117,857	124,388
Accrued employee compensation and benefits	39,059	47,405
Accrued expenses	26,700	25,173
Accrued taxes, including income taxes	22,383	13,305
Accrued pensions	3,131	3,248
Dividends payable	11,450	11,444
Other current liabilities	70,738	80,986
Current portion of long-term debt	1,030	31,257

Total Current Liabilities	310,409	356,642

Long-Term Liabilities
Long-term debt, less current portion	89,964	91,537
Accrued pensions	181,591	188,160
Deferred income taxes	8,170	8,553
Accrued taxes	40,514	40,323
Other long-term liabilities	21,612	23,617

Total Long-Term Liabilities	341,851	352,190

Shareholders’ Equity
Preferred shares, without par value — at stated capital amount; authorized - 5,000,000 shares; issued and outstanding — none	—	—
Common shares, without par value — at stated capital amount; authorized - 120,000,000 shares; issued - 49,290,717 shares in 2009 and 2008; outstanding - 42,513,921 shares in 2009 and 42,521,628 shares in 2008	4,929	4,929
Additional paid-in capital	156,734	155,538
Retained earnings	1,221,737	1,236,810
Accumulated other comprehensive loss	(237,529)	(218,254)
Treasury shares, at cost - 6,776,796 shares in 2009 and 6,769,089 shares in 2008	(184,136)	(183,807)

Total Shareholders’ Equity	961,735	995,216
Noncontrolling Interest	14,654	14,757

Total Equity	976,389	1,009,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,628,649	$1,718,805

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,594)	$53,477
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,488	13,907
Equity losses of affiliates, net	3,254	4
Deferred income taxes	(13,452)	1,279
Stock-based compensation	1,192	1,101
Amortization of terminated interest rate swaps	(335)	(233)
Other non-cash items, net	5,854	1,669
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	31,417	(37,174)
Decrease (increase) in inventories	37,163	(26,970)
Decrease (increase) in other current assets	8,473	(5,307)
(Decrease) increase in accounts payable	(4,382)	31,172
(Decrease) increase in other current liabilities	(3,855)	37,305
Decrease in accrued pensions	(6,504)	(6,640)
Net change in other long-term assets and liabilities	2,944	3,933

NET CASH PROVIDED BY OPERATING ACTIVITIES	71,663	67,523

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,565)	(12,812)
Acquisition of businesses, net of cash acquired	—	(8,675)
Proceeds from sale of property, plant and equipment	192	272

NET CASH USED BY INVESTING ACTIVITIES	(13,373)	(21,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	7,065	3,394
Payments on short-term borrowings	(5,025)	(713)
Amounts due banks, net	(672)	(3,636)
Payments on long-term borrowings	(30,227)	(140)
Proceeds from exercise of stock options	16	1,591
Tax benefit from exercise of stock options	2	819
Purchase of shares for treasury	(343)	(18,033)

Cash dividends paid to shareholders	(11,444)	(10,720)

NET CASH USED BY FINANCING ACTIVITIES	(40,628)	(27,438)

Effect of exchange rate changes on cash and cash equivalents	(1,542)	1,601

INCREASE IN CASH AND CASH EQUIVALENTS	16,120	20,471

Cash and cash equivalents at beginning of period	284,332	217,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300,452	$237,853

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
March 31, 2009
NOTE A – BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
NOTE B – STOCK-BASED COMPENSATION
The Company issued 700 and 58,688 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2009 and 2008, respectively.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. Total stock-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 was $1,192 and $1,101, respectively.
NOTE C – GOODWILL AND INTANGIBLE ASSETS
The Company performs an annual impairment test of goodwill in the fourth quarter using the same dates each year. Goodwill is tested for impairment using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples and management judgments regarding the applicable discount rates to value those estimated cash flows. In addition, goodwill is tested as necessary if changes in circumstances or the occurrence of events indicate potential impairment. There were no impairments of goodwill during the first three months of 2009 and 2008. Goodwill totaled $35,219 and $36,187 at March 31, 2009 and December 31, 2008, respectively. Goodwill by segment at March 31, 2009 was $15,979 for North America, $9,113 for Europe and $10,127 for Other Countries. At December 31, 2008, goodwill by segment was $16,085 for North America, $9,815 for Europe and $10,287 for Other Countries.
Gross intangible assets other than goodwill as of March 31, 2009 and December 31, 2008 were $86,922 and $87,257, respectively, and related accumulated amortization was $22,206 and $21,995, respectively. Aggregate amortization expense was $870 and $676 for the three months ended March 31, 2009 and 2008, respectively. Gross intangible assets other than goodwill with indefinite lives totaled $17,067 at March 31, 2009 and $16,960 at December 31, 2008.

NOTE D – (LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net (loss) income	$(3,594)	$53,477
Denominator:
Basic weighted average shares outstanding	42,372	42,675
Effect of dilutive securities — Stock options and awards	196	415

Diluted weighted average shares outstanding	42,568	43,090

Basic (loss) earnings per share	$(0.08)	$1.25

Diluted (loss) earnings per share	$(0.08)	$1.24

NOTE E – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income are as follows:

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(3,594)	$53,477
Other comprehensive (loss) income:
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax	595	1,978
Currency translation adjustment	(24,208)	24,668
Unrecognized amounts from defined benefit pension plans, net of tax	4,350	386

Total comprehensive (loss) income	(22,857)	80,509
Comprehensive income attributable to noncontrolling interests	(12)	(291)

Comprehensive (loss) income attributable to Lincoln Electric Holdings, Inc.	$(22,869)	$80,218

NOTE F – INVENTORY VALUATION
Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity, and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $90,914 at March 31, 2009 and December 31, 2008.
NOTE G – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits at March 31, 2009 and 2008 include accruals for year-end bonuses and related payroll taxes of $7,082 and $31,565, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The decrease in the accrual from March 31, 2008 to March 31, 2009 is due to the decrease in profitability of the Company.
NOTE H – SEGMENT INFORMATION
The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products. The Company manages its operations by geographic location and has two reportable segments, North America and Europe, and combines all other operating segments as Other Countries. Other Countries includes results of operations for the Company’s businesses in Argentina, Australia, Brazil, Colombia, India, Indonesia, Mexico, People’s Republic of China, Taiwan, Venezuela and

Vietnam. Each operating segment is managed separately because each faces a distinct economic environment, a different customer base and a varying level of competition and market conditions. Segment performance and resource allocation is measured based on income before interest and income taxes. Financial information for the reportable segments follows:

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended March 31, 2009:
Net sales to unaffiliated customers	$246,656	$93,300	$71,795	$—	$411,751
Inter-segment sales	17,608	2,502	1,963	(22,073)	—

Total	$264,264	$95,802	$73,758	$(22,073)	$411,751

Income (loss) before interest and income taxes	$8,233	$(6,604)	$(1,623)	$(566)	$(560)
Interest income					1,112
Interest expense					(2,562)

Loss before income taxes					$(2,010)

Rationalization charges	$10,526	$470	$703	$—	$11,699

Total assets	$1,045,086	$420,884	$382,858	$(220,179)	$1,628,649

	North		Other
	America	Europe	Countries	Eliminations	Consolidated
Three months ended March 31, 2008:
Net sales to unaffiliated customers	$371,113	$147,445	$101,669	$—	$620,227
Inter-segment sales	27,066	6,925	1,566	(35,557)	—

Total	$398,179	$154,370	$103,235	$(35,557)	$620,227

Income before interest and income taxes	$56,533	$18,219	$5,039	$(253)	$79,538
Interest income					2,434
Interest expense					(2,981)

Income before income taxes					$78,991

Total assets	$1,011,789	$531,923	$399,135	$(147,196)	$1,795,651

NOTE I — RATIONALIZATION
The Company has taken actions throughout its global operations to align resources to current market conditions that resulted in a charge of $11,699 in the first quarter of 2009. Charges by segment were $10,526, $470 and $703 in North America, Europe and Other Countries, respectively.
Actions taken in the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees as announced on February 2, 2009. These actions are expected to affect 350, 48 and 170 employees in North America, Europe and Other Countries, respectively. The total cost is expected to be $11,797, of which the Company recorded rationalization charges of $11,685 in the first quarter of 2009. At March 31, 2009, the Company’s liability related to these actions was $9,097 and was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.
Actions taken during the fourth quarter of 2008 affected 65 employees in European businesses and 67 employees in North American businesses. The total cost of these actions is expected to be $2,712 of which $2,447 was recorded at December 31, 2008 and $14 was recorded in the three months ended March 31, 2009. At March 31, 2009, the liability related to these actions of $528 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.
The Company continues evaluating its cost structure and additional rationalization actions are being contemplated that would result in charges in subsequent quarters. On April 21, 2009, the Company initiated a process to rationalize a manufacturing facility in Italy and consolidate production to an existing facility in Poland. This action would likely result in charges in the range of $2,500 to $3,000 over the next year.

NOTE J — ACQUISITIONS
On March 16, 2009, the Company announced that it signed definitive agreements to acquire the remaining 52% of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”), based in Jinzhou, China. The transaction will expand the Company’s customer base and give the Company control of significant cost-competitive MIG wire manufacturing capacity. The Company currently has a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the agreement, the Company will exchange its 35% interest in Kuang Tai, pay cash of approximately $38,000 and assume Jin Tai’s net debt of approximately $15,000. The transaction is subject to the approval of government regulatory agencies, with closing expected in the third quarter of 2009, subject to the satisfaction or waiver of customary conditions. Annual sales for Jin Tai were approximately $200,000 in 2008.
On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, is being operated as Harris Soldas Especiais S.A. This acquisition expands the Company’s brazing product line and increases the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.
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
The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $6,017 at March 31, 2009. The guarantee is provided on four separate loan agreements. Two loans are for $2,000 each, one which matures in May 2009 and the other maturing in July 2009. The other two loans mature in July 2010, one for $1,355 and the other for $662. The loans were undertaken to fund the joint venture’s working capital and capital expansion needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements based on the current financial condition of the joint venture.
NOTE L — PRODUCT WARRANTY COSTS
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Accrued expenses.”

The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$13,736	$12,308
Charged to costs and expenses	2,724	5,231
Deductions	(2,547)	(3,267)
Foreign currency translation	(210)	261

Balance at end of period	$13,703	$14,533

Warranty expense was 0.7% and 0.8% of sales for the three months ended March 31, 2009 and 2008, respectively.
NOTE M – DEBT
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes had original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes including acquisitions and are generally invested in short-term highly liquid investments. The Notes contain certain affirmative and negative covenants including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA as defined in the Notes Agreement, ratios). As of March 31, 2009, the Company was in compliance with all of its debt covenants. The Company repaid the $30,000 Series B Note on maturity in March 2009, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain of $10,163 on the termination of these swaps was deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $157 and $233 in the first three months of 2009 and 2008, respectively, and is expected to reduce annual interest expense by $313 in 2009. At March 31, 2009, $598 remains to be amortized and is recorded in “Long-term debt, less current portion.”
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000 to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”) plus a spread of between 179.75 and 226.50 basis points.
During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced interest expense by $178 in the first quarter of 2009 and is expected to reduce annual interest expense by $1,429 in 2009. At March 31, 2009, $4,901 remains to be amortized and is recorded in “Long-term debt, less current portion.” The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.6% for the first quarter of 2009.
During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Note from fixed to floating interest rates matured with the underlying Note. The Company has no outstanding interest rate swaps at March 31, 2009. At December 31, 2008, the fair value of the swaps was an asset of $6,148 and was recorded in “Other current assets” and “Other non-current assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively.
Revolving Credit Agreement
The Company has a $175,000 five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased subject to certain conditions by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains affirmative and negative covenants including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of March 31, 2009, there are no borrowings under the Credit Agreement. The Company expects to replace the Credit Agreement prior to its expiration in December 2009.
Short-term Borrowings
Amounts reported as “Amounts due banks” represent the short-term borrowings of the Company’s foreign subsidiaries.
NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” an amendment of SFAS 132(R). This standard requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard, effective for fiscal years beginning after December 15, 2008, will increase the disclosures in the notes to the Company’s financial statements related to the assets of the Company’s defined benefit pension plans.
In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-06 did not have a significant impact on the Company’s financial statements.
In June 2008, the FASB issued Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This standard determined that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This standard did not have a significant impact on the Company’s disclosure of earnings per share.
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was adopted in the first quarter of 2009. The adoption of SFAS 162 did not have an impact on the Company’s financial statements.
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption. The adoption of FSP 142-3 did not have a significant impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. See Note Q for the Company’s disclosures pursuant to the adoption of SFAS 161.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the Consolidated Statement of Income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141(R) replaces SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date measured at their fair values as of that date with limited exceptions specified in the statement. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) as of January 1, 2009 did not have a material impact on the Company’s financial statements.
NOTE O – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension expense were as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$3,566	$4,264
Interest cost	10,732	9,674
Expected return on plan assets	(10,592)	(12,581)
Amortization of prior service cost	15	20
Amortization of net loss	6,611	420

Defined benefit plans	10,332	1,797
Multi-employer plans	304	393
Defined contribution plans	1,230	1,894

Total pension expense	$11,866	$4,084

The Company has voluntarily contributed $9,000 to its U.S. plans in the first three months of 2009 and expects to contribute $30,000 to its U.S. plans in 2009. The actual amounts contributed to the pension plans are determined at the Company’s discretion.
The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan. The Company expects to receive approximately $1,870 in 2009 upon final settlement.
NOTE P – INCOME TAXES
The Company recorded $1,584 of tax expense on a pre-tax loss of $2,010, resulting in an effective tax rate of (78.8)% for the three months ended March 31, 2009. The effective tax rate is lower than the expected benefit at the Company’s statutory rate primarily because of losses at certain non-U.S. entities for which no tax benefit has been provided. The rate also includes a benefit for the utilization of foreign tax credits.
The effective income tax rate of 32.3% for the three months ended March 31, 2008 is lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.
The anticipated effective rate for 2009 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
As of March 31, 2009, the Company had $33,924 of unrecognized tax benefits. If recognized, approximately $19,989 would be recorded as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the first quarter of 2010. The Company is currently subject to an Internal Revenue Service audit for the 2005-2006 tax years and an Italian tax audit for 2005.
NOTE Q – DERIVATIVES AND FAIR VALUE
The Company uses derivatives to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Derivative contracts to hedge currency and commodity exposures are generally written on a short-term basis but may cover exposures for up to two years while interest rate contracts may cover longer periods consistent with the terms of the underlying debt. The Company does not enter into derivatives for trading or speculative purposes.
All derivatives are recorded at fair value on the balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recorded in operating activities in the Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial in 2008 and for the three months ended March 31, 2009.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2009. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The total notional amount of these short-term contracts at March 31, 2009 was $27,039. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in “Other comprehensive income” (“OCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings. For the three months ended March 31, 2009, the Company reclassified a loss of $147 from OCI to “Selling, general and administrative expenses” based on the probability of the forecasted transactions no longer occurring.
Fair value hedges
Certain interest rate contracts (swaps) were qualified and designated as fair value hedges. In February 2009, the Company terminated swaps that were designated as fair value hedges that converted notional amounts of $80,000 of debt from fixed to floating interest rates. The gain of $5,079 realized on termination was deferred and is being amortized as an offset to interest expense over the remaining life of the Note. The fair value gains or losses on these contracts prior to settlement were recognized in earnings and offset by fair value losses or gains on the fixed-rate borrowings. See Note M for further information.
In March 2009, swaps designated as fair value hedges that converted notional amounts of $30,000 of debt from fixed to floating interest rates matured with the underlying Note. The fair value gains or losses on these contracts were recognized in earnings and offset by fair value losses or gains on the fixed-rate borrowings. See Note M for further information.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which were not designated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” These derivatives were held as economic hedges of certain balance sheet exposures. The total notional amount of these short-term contracts was $110,875 at March 31, 2009. The fair value gains or losses from these contracts were recognized currently in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.
The Company dedesignated commodity forward contracts at the inception of 2009 that had previously been designated and qualified as cash flow hedges. These contracts consist of aluminum, copper and nickel forward contracts with notional amounts, in thousands of pounds, of 2,525, 2,325 and 222, respectively, at March 31, 2009. The effective portion of the fair value gains or losses on these instruments were recorded in OCI while the instruments were designated and qualified as cash flow hedges. Realized gains and losses were reclassified to “Cost of goods sold” as the underlying hedged transactions affected earnings. For the three months ended March 31, 2009, the Company reclassified a loss of $852 from OCI to earnings based on the probability of the forecasted transactions no longer occurring. The Company expects $1,924 related to existing contracts to be reclassified from OCI to earnings over the next 12 months as the hedged purchase transactions are realized. Subsequent to dedesignation, the fair value gains or losses on these instruments were recognized currently in “Selling, general and administrative expenses.”
Fair values of derivative instruments in the Consolidated Balance Sheet follow:

	March 31, 2009
	Other	Other	Other
	Current	Current	Non-current
	Assets	Liabilities	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,511	$527	$—

Not designated as hedging instruments:
Foreign exchange contracts	379	408	—
Commodity contracts	—	4,932	212

Total derivatives	$1,890	$5,867	$212

The effects of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2009 consisted of the following:

		Three Months
		Ended
Derivatives by hedge designation	Classification of gains (losses)	March 31, 2009
Fair value hedges:
Interest rate swaps	Interest expense	$181

Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	(302)
Commodity contracts	Selling, general & administrative expenses	576
Cash flow hedges:

			Three Months
			Ended
Total recognized in OCI, net of tax	March 31, 2009	Reclassified from OCI to:	March 31, 2009
Foreign exchange contracts	$1,133	Sales	$(177)
		Cost of goods sold	2,219
		Selling, general & administrative expenses	(147)

Commodity contracts	(2,626)	Cost of goods sold	(2,804)
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

Level 3	Unobservable inputs for the asset or liability.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

Fair Value Measurements at March 31, 2009 Using
Quoted Prices in
		Active Markets	Significant Other	Significant
	Balance as of	for Identical	Observable	Unobservable
Description	March 31, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Derivatives, net liability	$(4,189)	$ —	$(4,189)	$ —
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The following discussion and analysis of the Company’s results of operations and financial position should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Part II, Item 1A of this report for more information regarding forward-looking statements.
General
The Company is the world’s largest designer and manufacturer of arc welding and cutting products manufacturing a full line of arc welding equipment, consumable welding products and other welding and cutting products.
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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Portugal, Spain, Taiwan, Turkey, United Kingdom, Venezuela and Vietnam.
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
Key Indicators
Key economic measures relevant to the Company include industrial production trends, steel production, purchasing manager indices, capacity utilization within durable goods manufacturers and consumer confidence indicators. Key industries which provide a relative indication of demand drivers to the Company include steel, farm machinery and equipment, construction and transportation, fabricated metals, electrical equipment, ship and boat building, defense, truck manufacturing, energy and railroad equipment. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s welding products.
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

Results of Operations
The following table presents the Company’s results of operations:

	Three Months Ended March 31,
	2009		2008		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$411,751	100.0%	$620,227	100.0%	$(208,476)	(33.6%)
Cost of goods sold	321,503	78.1%	442,776	71.4%	(121,273)	(27.4%)

Gross profit	90,248	21.9%	177,451	28.6%	(87,203)	(49.1%)
Selling, general & administrative expenses	77,516	18.8%	98,961	16.0%	(21,445)	(21.7%)
Rationalization charges	11,699	2.8%	—	0.0%	11,699	NA

Operating income	1,033	0.3%	78,490	12.7%	(77,457)	(98.7%)
Interest income	1,112	0.3%	2,434	0.4%	(1,322)	(54.3%)
Equity (loss) earnings in affiliates	(1,986)	(0.5%)	549	0.1%	(2,535)	(461.7%)
Other income	393	0.1%	499	0.1%	(106)	(21.2%)
Interest expense	(2,562)	(0.6%)	(2,981)	(0.5%)	419	(14.1%)

(Loss) income before income taxes	(2,010)	(0.5%)	78,991	12.7%	(81,001)	(102.5%)
Income taxes	1,584	0.4%	25,514	4.1%	(23,930)	(93.8%)

Net (loss) income	$(3,594)	(0.9%)	$53,477	8.6%	$(57,071)	(106.7%)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net Sales: Net sales for the first quarter of 2009 decreased 33.6% to $411,751 from $620,227 in the first quarter of 2008. The decrease in Net sales reflects a $208,223 (33.6%) decrease due to volume, a $28,510 (4.6%) increase due to price, a $9,385 (1.5%) increase from acquisitions and a $38,148 (6.2%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations decreased 33.5% to $246,656 in the first quarter of 2009 compared to $371,113 in the first quarter of 2008. This decrease reflects a decrease of $135,143 (36.4%) due to volume, a $16,136 (4.3%) increase due to price and a $5,450 (1.5%) decrease as a result of changes in foreign currency exchange rates. Net sales for the European operations decreased 36.7% to $93,300 in the first quarter of 2009 compared to $147,445 in the first quarter of 2008. This decrease reflects a decrease of $37,772 (25.6%) due to volume, an $893 (0.6%) increase due to price, a $5,242 (3.6%) increase from acquisitions and a $22,508 (15.3%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries decreased 29.4% to $71,795 in the first quarter of 2009 compared to $101,669 in the first quarter of 2008. This decrease reflects a decrease of $35,308 (34.7%) due to volume, an $11,481 (11.3%) increase due to price, a $4,143 (4.1%) increase from acquisitions and a $10,190 (10.0%) unfavorable impact as a result of changes in foreign currency exchange rates.
Gross Profit: Gross profit decreased 49.1% to $90,248 during the first quarter of 2009 compared to $177,451 in the first quarter of 2008. As a percentage of Net sales, Gross profit decreased to 21.9% in the first quarter of 2009 from 28.6% in the first quarter of 2008. This decrease was primarily a result of declining volumes, the liquidation of higher cost inventories and higher retirement costs in the U.S. of $2,376 offset by lower product liability costs of $3,835 primarily due to an insurance settlement. Foreign currency exchange rates had a $7,281 unfavorable translation impact in the first quarter of 2009.
Selling, General & Administrative (SG&A) Expenses: SG&A expenses decreased $21,445 (21.7%) in the first quarter of 2009 compared to the first quarter of 2008. The decrease was primarily due to lower bonus expense of $23,121 and the favorable translation impact of foreign currency exchange rates of $7,856 partially offset by higher retirement costs in the U.S. of $3,336.
Rationalization Charges: In the first quarter of 2009, the Company recorded $11,699 ($7,428 after-tax) in charges related to rationalization activities at facilities around the world. The charges are primarily employee severance as the Company adjusts its cost base to current market conditions.
Interest Income: Interest income decreased to $1,112 in the first quarter of 2009 from $2,434 in the first quarter of 2008. The decrease was due to lower interest rate investments in 2009 when compared to 2008.
Equity (Loss) Earnings in Affiliates: Equity earnings in affiliates was a loss of $1,986 in the first quarter of 2009 compared to earnings of $549 in the first quarter of 2008 primarily as a result of decreased earnings at the Company’s joint venture investment in Taiwan.

Interest Expense: Interest expense decreased to $2,562 in the first quarter of 2009 from $2,981 in the first quarter of 2008 primarily as a result of interest rate swaps lowering the effective interest rate on the Company’s Senior Unsecured Notes partially offset by higher debt levels at foreign subsidiaries in the first quarter of 2009. See Note M to the Company’s consolidated financial statements for further discussion.
Income Taxes: The Company recorded $1,584 of tax expense on a pre-tax loss of $2,010, resulting in an effective tax rate of (78.8)% for the three months ended March 31, 2009. The effective tax rate is lower than the expected benefit at the Company’s statutory rate primarily because of losses at certain non-U.S. entities for which no tax benefit has been provided. The rate also includes a benefit for the utilization of foreign tax credits.
The effective income tax rate of 32.3% for the three months ended March 31, 2008 is lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.
Net (Loss) Income: The net loss for the first quarter of 2009 was $3,594 compared to net income of $53,477 in the first quarter of 2008. Diluted loss per share for the first quarter of 2009 was $(0.08) compared to earnings of $1.24 per share in the first quarter of 2008. Foreign currency exchange rate movements had a favorable translation effect of $1,320 and $1,865 on net income for the first quarter of 2009 and 2008, respectively.
Liquidity and Capital Resources
The Company’s cash flow from operations, while cyclical, has been reliable and strong. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas of improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.
The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2009	2008	Change
Cash provided by operating activities:	$71,663	$67,523	$4,140
Cash used by investing activities:	(13,373)	(21,215)	7,842
Capital expenditures	(13,565)	(12,812)	(753)
Acquisition of businesses, net of cash acquired	—	(8,675)	8,675
Cash used by financing activities:	(40,628)	(27,438)	(13,190)
Proceeds from (payments on) short-term borrowings, net	1,368	(955)	2,323
Payments on long-term borrowings	(30,227)	(140)	(30,087)
Purchase of shares for treasury	(343)	(18,033)	17,690
Cash dividends paid to shareholders	(11,444)	(10,720)	(724)
Increase in Cash and cash equivalents	16,120	20,471	(4,351)
Cash and cash equivalents increased 5.7% or $16,120 during the first three months of 2009, to $300,452 as of March 31, 2009 from $284,332 as of December 31, 2008. This compares to an increase of 9.4% or $20,471 to $237,853 during the first three months of 2008.
Cash provided by operating activities increased by $4,140 for the first three months of 2009 compared to 2008. The increase was primarily related to lower accounts receivable and inventory as the Company liquidated working capital commensurate with the decline in demand levels when compared to 2008. Average operating working capital to sales was 28.0% at March 31, 2009 compared with 26.1% at December 31, 2008 and 22.4% at March 31, 2008. Days sales in inventory increased to 126.1 days at March 31, 2009 from 115.8 days at December 31, 2008 and 108.4 days at March 31, 2008. Accounts receivable days increased to 61.0 at March 31, 2009 from to 55.0 days at December 31, 2008 and 59.6 days at March 31, 2008. Average days in accounts payable increased to 36.9 days at March 31, 2009 from 32.1 days at December 31, 2008 and decreased from 44.5 days at March 31, 2008.
Cash used by investing activities for the first three months of 2009 compared with 2008 decreased by $7,842. This reflects a decrease in cash used in the acquisition of businesses of $8,675 partially offset by an increase in capital expenditures of $753 to $13,565 from $12,812 in 2008. The Company anticipates capital expenditures in 2009 in the range of $45,000 – $55,000.

Anticipated capital expenditures reflect investments to improve operational effectiveness and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.
Cash used by financing activities increased $13,190 to $40,628 in the first three months of 2009 compared with the first three months of 2008. The increase was primarily due to the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity during the first quarter of 2009 partially offset by lower purchases of shares for treasury of $17,690.
The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. If the Company settled its Venezuelan subsidiary’s U.S. dollar liabilities using unofficial, parallel currency exchange mechanisms as of March 31, 2009, it would result in a currency exchange loss of approximately $1,920.
The Company’s debt levels decreased from $142,230 at December 31, 2008, to $109,055 at March 31, 2009. Debt to total invested capital decreased to 10.0% at March 31, 2009 from 12.3% at December 31, 2008.
The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 11,215,390 shares at a cost of $274,531 through March 31, 2009.
In April 2009, the Company paid a quarterly cash dividend of $0.27 per share, or $11,450, to shareholders of record on March 31, 2009.
Rationalization
The Company has taken actions throughout its global operations to align resources to current market conditions that resulted in a charge of $11,699 in the first quarter of 2009. Charges by segment were $10,526, $470 and $703 in North America, Europe and Other Countries, respectively.
Actions taken in the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees as announced on February 2, 2009. These actions are expected to affect 350, 48 and 170 employees in North America, Europe and Other Countries, respectively. The total cost is expected to be $11,797, of which the Company recorded rationalization charges of $11,685 in the first quarter of 2009. At March 31, 2009, the Company’s liability related to these actions was $9,097 and was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.
Actions taken during the fourth quarter of 2008 affected 65 employees in European businesses and 67 employees in North American businesses. The total cost of these actions is expected to be $2,712 of which $2,447 was recorded at December 31, 2008 and $14 was recorded in the three months ended March 31, 2009. At March 31, 2009, the liability related to these actions of $528 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.
The Company continues evaluating its cost structure and additional rationalization actions are being contemplated that would result in charges in subsequent quarters. On April 21, 2009, the Company initiated a process to rationalize a manufacturing facility in Italy and consolidate production to an existing facility in Poland. This action would likely result in charges in the range of $2,500 to $3,000 over the next year.
Acquisitions
On March 16, 2009, the Company announced that it signed definitive agreements to acquire the remaining 52% of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”), based in Jinzhou, China. The transaction will expand the Company’s customer base and give the Company control of significant cost-competitive MIG wire manufacturing capacity. The Company currently has a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the agreement, the Company will exchange its 35% interest in Kuang Tai, pay cash of approximately $38,000 and assume Jin Tai’s net debt of approximately $15,000. The transaction is subject to the approval of government regulatory agencies, with closing expected in the third quarter of 2009, subject to the satisfaction or waiver of customary conditions. Annual sales for Jin Tai were approximately $200,000 in 2008.
On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, is being operated as Harris Soldas Especiais S.A. This acquisition expands the Company’s brazing product line and increases the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes had original maturities ranging from five to ten years with a weighted average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes including acquisitions and are generally invested in short-term highly liquid investments. The Notes contain certain affirmative and negative covenants including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA as defined in the Notes Agreement, ratios). As of March 31, 2009, the Company was in compliance with all of its debt covenants. The Company repaid the $30,000 Series B Note on maturity in March 2009, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.
During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to interest expense. In May 2003, these swap agreements were terminated. The gain of $10,163 on the termination of these swaps was deferred and is being amortized as an offset to interest expense over the remaining life of the Notes. The amortization of this gain reduced interest expense by $157 and $233 in the first three months of 2009 and 2008, respectively, and is expected to reduce annual interest expense by $313 in 2009. At March 31, 2009, $598 remains to be amortized and is recorded in “Long-term debt, less current portion.”
During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000 to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”) plus a spread of between 179.75 and 226.50 basis points.
During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced interest expense by $178 in the first quarter of 2009 and is expected to reduce annual interest expense by $1,429 in 2009. At March 31, 2009, $4,901 remains to be amortized and is recorded in “Long-term debt, less current portion.” The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.6% for the first quarter of 2009.
During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Note from fixed to floating interest rates matured with the underlying Note. The Company has no outstanding interest rate swaps at March 31, 2009. At December 31, 2008, the fair value of the swaps was an asset of $6,148 and was recorded in “Other current assets” and “Other non-current assets” with corresponding offsets in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively.
Revolving Credit Agreement
The Company has a $175,000 five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased subject to certain conditions by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains affirmative and negative covenants including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of March 31, 2009, there are no borrowings under the Credit Agreement. The Company expects to replace the Credit Agreement prior to its expiration in December 2009.
Short-term Borrowings
Amounts reported as “Amounts due banks” represent the short-term borrowings of the Company’s foreign subsidiaries.
Stock-based compensation
The Company issued 700 and 58,688 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2009 and 2008, respectively.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. Total stock-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2009 and 2008 was $1,192 and $1,101, respectively.
Product liability expense
Product liability expenses have been significant, particularly with respect to welding fume claims. Costs incurred are volatile and largely related to trial activity. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. See Note K to the consolidated financial statements for further discussion.
The long-term impact of the welding fume loss contingency in the aggregate on operating cash flows and access to capital markets is difficult to assess particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results and cash flow and restrict capital market access.
Off-Balance Sheet Financial Instruments
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $6,017 at March 31, 2009. The Company believes the likelihood is remote that material payment will be required under this arrangement because of the current financial condition of the joint venture.
New Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (FASB) issued Staff Position 132(R)-1 (FSP FAS 132(R)-1), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” an amendment of SFAS 132(R). This standard requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard, effective for fiscal years beginning after December 15, 2008, will increase the disclosures in the notes to the Company’s financial statements related to the assets of the Company’s defined benefit pension plans.
In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-06 did not have a significant impact on the Company’s financial statements.
In June 2008, the FASB issued Staff Position EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This standard determined that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This standard did not have a significant impact on the Company’s disclosure of earnings per share.
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was adopted in the first quarter of 2009. The adoption of SFAS 162 did not have an impact on the Company’s financial statements.
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. FSP 142-3 applies prospectively to intangible assets acquired after adoption. The adoption of FSP 142-3 did not have a significant impact on the Company’s financial statements.
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. See Note Q for the Company’s disclosures pursuant to the adoption of SFAS 161.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the Consolidated Statement of Income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.
In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141(R) replaces SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date measured at their fair values as of that date with limited exceptions specified in the statement. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) as of January 1, 2009 did not have a material impact on the Company’s financial statements.
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
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $166 have been provided on earnings of $1,632 that are not expected to be permanently reinvested. At March 31, 2009, the Company had approximately $144,243 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At March 31, 2009, a valuation allowance of $20,533 had been recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
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
The Company records liabilities equal to the underfunded status and assets equal to the overfunded status of defined benefit plans by measuring the difference between the fair value of plan assets and the projected benefit obligation. The market-related value of plan assets was determined using fair values at December 31. As of December 31, 2008, the Company recognized liabilities of $191,408, prepaid assets of $2,716 and accumulated other comprehensive loss of $194,696 (after-tax)

for its defined benefit pension plans. A substantial portion of the Company’s pension amounts relate to its defined benefit plan in the United States.
A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance, as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.25% for its U.S. plans at December 31, 2008. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2008, investment returns in the Company’s U.S. pension plans were a decline of 22.2%. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,400.
Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated Aa- or better. The Company determined this rate to be 6.13% for its U.S. plans at December 31, 2008. A 25 basis point change in the discount rate would increase or decrease pension expense by approximately $2,000.
Pension expense relating to the Company’s defined benefit plans was $4,613 in 2008. The Company expects 2009 pension expense to increase by approximately $36,830.
The Company has voluntarily contributed $9,000 to its U.S. plans in the first three months of 2009 and expects to contribute $30,000 to its U.S. plans in 2009. The actual amounts contributed to the pension plans are determined at the Company’s discretion.
Inventories and Reserves
Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity, and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $90,914 at March 31, 2009. The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.
Accounts Receivable and Allowance
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
Fair values are determined using models developed by the Company which incorporate estimates of future cash flows, allocations of certain assets and cash flows among reporting units, future growth rates, established business valuation multiples and management judgments regarding the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.
ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2008. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are operating effectively as designed. There have been no changes in the Company’s internal controls or in other factors that occurred during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At March 31, 2009, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 20,823 plaintiffs, which is a net decrease of 197 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 34,700 of those claims were dismissed, eleven were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 555 were decided in favor of the Company following summary judgment motions.
At March 31, 2009, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,762 plaintiffs, which is a net increase of 734 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At March 31, 2009, cases involving 2,118 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio (the “MDL Court”). Plaintiffs have also filed eight class actions seeking medical monitoring in state courts, six of which have been removed and transferred to the MDL Court. A motion to strike all class action allegations in those six cases was granted by the MDL Court on August 4, 2008. The class action complaint filed in Ohio was also dismissed by the plaintiff on August 22, 2008, leaving one potential state court class action. In addition, plaintiffs filed a class action complaint seeking medical monitoring on behalf of current and former welders in eight states, including three states covered by the single-state class actions, in the United States District Court for the Northern District of California. This case was also transferred to the MDL Court. A motion to certify a medical monitoring class related to this case was denied on September 14, 2007 and the 16 individual claimants dismissed their claims on March 20, 2008. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 12,831 of those claims were dismissed, 20 were tried to defense verdicts in favor of the Company and four were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion (which was reversed by an intermediate appellate court on November 26, 2008 and is the subject of further appellate review). On February 11, 2009, a jury returned a verdict in one such case in favor of the Company and two co-defendants in the Superior Court of California for the County of Alameda. On April 1, 2009, the MDL Court denied post trial motions filed by the co-defendants and entered final judgment against the Company and two co-defendants in one of the cases in which a plaintiff verdict had been obtained on March 6, 2008. The judgment awards an aggregate amount of damages of $2,420, $720 of which were compensatory ($366 of which were allocable to the Company) and $1,700 of which were punitive ($750 of which were allocable to the Company). The Court also granted plaintiff’s motion for costs and attorney’s fees totaling $2,173 ($1,105 of which were allocable to the Company). The Company will appeal this judgment.
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
In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper and aluminum alloys, electricity and natural gas). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors’ production costs, anticipated or perceived shortages and other factors. The price of the type of steel used to manufacture our products has experienced periods of significant price volatility and has been subject to periodic shortages due to global economic factors. We have also experienced substantial volatility in prices for other raw materials, including metals, chemicals and energy costs. Our operating margins will be dependent on our ability to manage the impact of volatility in supply and related costs.
We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.
At March 31, 2009, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,762 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 20,823 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 12,831 of those claims were dismissed, 20 were tried to defense verdicts in favor of us and four were tried to plaintiff verdicts. In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of us following a motion for summary judgment (which was reversed by an intermediate appellate court on November 26, 2008 and is the subject of further appellate review). Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 34,700 of those claims were dismissed, eleven were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 555 were decided in favor of us following summary judgment motions.
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

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Vincent K. Petrella Vincent K. Petrella
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)
May 1, 2009