Form 10-Q
period 2009-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2009-07-28
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principle executive offices)	(Zip Code)

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common shares as of June 30, 2009 was 42,523,871.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$413,283	$699,826	$825,034	$1,320,053
Cost of goods sold	306,892	495,112	628,395	937,888

Gross profit	106,391	204,714	196,639	382,165

Selling, general & administrative expenses	80,121	113,118	157,637	212,079
Rationalization charges	6,877	—	18,576	—

Operating income	19,393	91,596	20,426	170,086

Other income (expense):
Interest income	952	1,865	2,064	4,299
Equity earnings in affiliates	4,555	3,814	2,569	4,363
Other income	918	627	1,311	1,126
Interest expense	(1,953)	(2,802)	(4,515)	(5,783)

Total other income	4,472	3,504	1,429	4,005

Income before income taxes	23,865	95,100	21,855	174,091
Income taxes	8,797	24,972	10,381	50,486

Net income	$15,068	$70,128	$11,474	$123,605

Basic weighted average shares outstanding	42,389	42,709	42,380	42,692
Effect of dilutive securities - stock options and awards	203	464	200	440

Diluted weighted average shares outstanding	42,592	43,173	42,580	43,132

Basic earnings per share	$0.36	$1.64	$0.27	$2.90

Diluted earnings per share	$0.35	$1.62	$0.27	$2.87

Cash dividends declared per share	$0.27	$0.25	$0.54	$0.50

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	June 30, 2009	December 31, 2008
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$346,899	$284,332
Accounts receivable (less allowance for doubtful accounts of $8,326 in 2009; $7,673 in 2008)	263,613	299,171
Inventories
Raw materials	63,391	94,112
Work-in-process	33,857	49,692
Finished goods	170,302	203,128

Total inventory	267,550	346,932

Other current assets	81,632	94,291

Total Current Assets	959,694	1,024,726

Property, Plant and Equipment
Land	42,186	38,745
Buildings	269,503	258,736
Machinery and equipment	657,792	643,056

	969,481	940,537
Less accumulated depreciation	539,662	512,635

Property, Plant and Equipment, Net	429,819	427,902

Total Non-current assets	262,869	266,177

TOTAL ASSETS	$1,652,382	$1,718,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$17,517	$19,436
Trade accounts payable	101,226	124,388
Other current liabilities	167,958	181,561
Current portion of long-term debt	1,103	31,257

Total Current Liabilities	287,804	356,642

Long-Term Liabilities
Long-term debt, less current portion	89,533	91,537
Accrued pensions	168,562	188,160
Other long-term liabilities	71,716	72,493

Total Long-Term Liabilities	329,811	352,190

Shareholders’ Equity
Common shares	4,929	4,929
Additional paid-in capital	158,030	155,538
Retained earnings	1,225,323	1,236,810
Accumulated other comprehensive loss	(185,750)	(218,254)
Treasury shares	(183,934)	(183,807)

Total Shareholders’ Equity	1,018,598	995,216
Noncontrolling Interest	16,169	14,757

Total Equity	1,034,767	1,009,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,652,382	$1,718,805

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,474	$123,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,668	28,348
Equity earnings in affiliates, net	(512)	(2,917)
Deferred income taxes	(3,765)	65
Stock-based compensation	2,374	2,240
Amortization of terminated interest rate swaps	(801)	(479)
Amortization of actuarial losses and prior service cost	10,186	681
Other non-cash items, net	1,649	2,515
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	40,533	(61,703)
Decrease (increase) in inventories	88,248	(36,924)
Decrease (increase) in other current assets	15,808	(21,273)
(Decrease) increase in accounts payable	(24,943)	37,557
(Decrease) increase in other current liabilities	(15,600)	58,178
Decrease in accrued pensions	(18,951)	(12,758)
Net change in other long-term assets and liabilities	857	3,550

NET CASH PROVIDED BY OPERATING ACTIVITIES	134,225	120,685

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,819)	(31,098)
Acquisition of businesses, net of cash acquired	—	(24,264)
Additions to equity investment in affiliates	(488)	—
Proceeds from sale of property, plant and equipment	260	314

NET CASH USED BY INVESTING ACTIVITIES	(21,047)	(55,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	10,263	11,306
Payments on short-term borrowings	(9,694)	(713)
Amounts due banks, net	(692)	2,557
Proceeds from long-term borrowings	163	1,352
Payments on long-term borrowings	(30,476)	(424)
Proceeds from exercise of stock options	218	5,435
Tax benefit from exercise of stock options	74	2,708
Purchase of shares for treasury	(343)	(18,033)
Cash dividends paid to shareholders	(22,894)	(21,380)

NET CASH USED BY FINANCING ACTIVITIES	(53,381)	(17,192)

Effect of exchange rate changes on cash and cash equivalents	2,770	2,530

INCREASE IN CASH AND CASH EQUIVALENTS	62,567	50,975

Cash and cash equivalents at beginning of period	284,332	217,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$346,899	$268,357

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of dollars, except share and per share data)

June 30, 2009

NOTE 1 – BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and changes in cash flows for the interim periods. Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to July 28, 2009, the filing date of this quarterly report on Form 10-Q. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

NOTE 2 – STOCK-BASED COMPENSATION

The Company issued 10,650 and 183,237 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009, common shares subject to equity-based awards of 180,760 were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2009 and 2008, common shares subject to equity-based awards of 197,489 and 14,583, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended June 30,
	2009	2008
Net income	$15,068	$70,128
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of ($99) in 2009 and $353 in 2008	(336)	1,148
Unrecognized amounts from defined benefit pension plans, net of tax of $2,454 in 2009 and $313 in 2008	5,923	439
Currency translation adjustment	47,046	12,477

Total comprehensive income	67,701	84,192
Comprehensive income attributable to noncontrolling interests	(854)	(354)

Comprehensive income attributable to Lincoln Electric Holdings, Inc.	$66,847	$83,838

	Six Months Ended June 30,
	2009	2008
Net income	$11,474	$123,605
Other comprehensive income:
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $227 in 2009 and $1,654 in 2008	259	3,126
Unrecognized amounts from defined benefit pension plans, net of tax of $4,920 in 2009 and $581 in 2008	10,273	825
Currency translation adjustment	22,838	37,145

Total comprehensive income	44,844	164,701
Comprehensive income attributable to noncontrolling interests	(866)	(291)

Comprehensive income attributable to Lincoln Electric Holdings, Inc.	$43,978	$164,410

NOTE 4 – INVENTORY VALUATION

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity, and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $84,969 and $90,914 at June 30, 2009 and December 31, 2008.

NOTE 5 – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at June 30, 2009 and 2008 include accruals for year-end bonuses and related payroll taxes of $17,871 and $59,393, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The decrease in the accrual from June 30, 2008 to June 30, 2009 is due to the decrease in profitability of the Company.

NOTE 6 – SEGMENT INFORMATION

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

Financial information for the reportable segments follows:

	North America	Europe	Other Countries	Eliminations	Consolidated
Three months ended June 30, 2009:
Net sales to unaffiliated customers	$239,716	$93,999	$79,568	$—	$413,283
Inter-segment sales	12,741	2,772	1,338	(16,851)	—

Total	$252,457	$96,771	$80,906	$(16,851)	$413,283

Income (loss) before interest and income taxes	$24,767	$(3,654)	$3,332	$421	$24,866
Interest income					952
Interest expense					(1,953)

Income before income taxes					$23,865

Rationalization charges	$121	$6,161	$595	$—	$6,877

Three months ended June 30, 2008:
Net sales to unaffiliated customers	$400,735	$170,978	$128,113	$—	$699,826
Inter-segment sales	31,145	7,339	2,731	(41,215)	—

Total	$431,880	$178,317	$130,844	$(41,215)	$699,826

Income before interest and income taxes	$62,049	$20,510	$12,385	$1,093	$96,037
Interest income					1,865
Interest expense					(2,802)

Income before income taxes					$95,100

Six months ended June 30, 2009:
Net sales to unaffiliated customers	$486,372	$187,299	$151,363	$—	$825,034
Inter-segment sales	30,349	5,274	3,301	(38,924)	—

Total	$516,721	$192,573	$154,664	$(38,924)	$825,034

Income (loss) before interest and income taxes	$33,000	$(10,258)	$1,709	$(145)	$24,306
Interest income					2,064
Interest expense					(4,515)

Income before income taxes					$21,855

Rationalization charges	$10,647	$6,631	$1,298	$—	$18,576

Total assets	$1,053,580	$420,253	$395,874	$(217,325)	$1,652,382

Six months ended June 30, 2008:
Net sales to unaffiliated customers	$771,848	$318,423	$229,782	$—	$1,320,053
Inter-segment sales	58,211	14,264	4,297	(76,772)	—

Total	$830,059	$332,687	$234,079	$(76,772)	$1,320,053

Income before interest and income taxes	$118,582	$38,729	$17,424	$840	$175,575
Interest income					4,299
Interest expense					(5,783)

Income before income taxes					$174,091

Total assets	$1,083,140	$574,225	$442,630	$(162,354)	$1,937,641

NOTE 7 – RATIONALIZATION

The Company recorded rationalization charges of $18,576 during the six months ended June 30, 2009. During the second quarter of 2009, the Company initiated various actions including the closure of a manufacturing facility in Europe. These actions are expected to affect 122 and 112 employees in the Europe and Other Countries segments, respectively. The total cost of these actions is expected to be approximately $7,400, of which the Company recorded rationalization charges of $6,818 in the three months ended June 30, 2009. At June 30, 2009, the liability related to these actions of $5,469 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be substantially completed and paid over the next year.

Actions taken during the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees. These actions affected 350, 48 and 170 employees in North America, Europe and Other Countries, respectively. The total cost is expected to be approximately $12,200 of which the Company recorded rationalization charges of $11,899 in the first six months of 2009. At June 30, 2009, the liability related to these actions of $1,284 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.

Actions taken during the fourth quarter of 2008 affected 65 employees in European businesses and 67 employees in North American businesses. The total cost of these actions is expected to be approximately $2,800 of which $2,447 was recorded at December 31, 2008 and $44 was recorded in the six months ended June 30, 2009. At June 30, 2009, the liability related to these actions of $100 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.

The following table summarizes the activity related to the rationalization liabilities:

Three Months Ended June 30, 2009
Balance at beginning of period	$9,625
Payments and other adjustments	(9,834)
Charged to expense	7,062

Balance at end of period	$6,853

The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan. During the second quarter 2009, the Company received cash of $1,740 and recorded a gain of $185 in connection with the termination.

The Company continues evaluating its cost structure and additional rationalization actions are being contemplated that would result in charges in subsequent quarters.

NOTE 8 – ACQUISITIONS

On March 16, 2009, the Company announced that it signed definitive agreements to acquire the remaining 52% of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”), based in Jinzhou, China. The transaction will expand the Company’s customer base and give the Company control of significant cost-competitive MIG wire manufacturing capacity. The Company currently has a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the agreement, the Company will exchange its 35% interest in Kuang Tai, pay cash of approximately $40,000 and assume Jin Tai’s net debt of approximately $10,000. The transaction is expected to close in the third quarter of 2009, subject to the satisfaction or waiver of customary conditions. Annualized sales for Jin Tai were approximately $130,000 for the first half of 2009.

On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, is being operated as Harris Soldas Especiais S.A. This acquisition expanded the Company’s brazing product line and increased the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.

On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal, for approximately $24,000 in cash and assumed debt. This acquisition added to the Company’s European consumables manufacturing capacity and widened the Company’s commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.

Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

NOTE 9 – CONTINGENCIES AND GUARANTEE

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

The Company has provided guarantees of loans for an unconsolidated joint venture of approximately $4,056 at June 30, 2009. The guarantees are provided under three separate loan agreements. One loan is for $2,000, which matures in July 2009. The other two loans mature in July 2010, one for $1,355 and the other for $701. The loans were undertaken to fund the joint venture’s working capital and capital expansion needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that material payment will be required under these arrangements based on the current financial condition of the joint venture.

NOTE 10 – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Other current liabilities.”

The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$13,736	$12,308
Charged to expense	6,573	10,444
Deductions	(5,777)	(7,438)
Foreign currency translation	158	340

Balance at end of period	$14,690	$15,654

Warranty expense was 0.8% of sales for the six months ended June 30, 2009 and 2008.

NOTE 11 – DEBT

As of June 30, 2009, the Company was in compliance with its debt covenants. The Company repaid the $30,000 Series B Note on maturity in March 2009, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.

During February 2009, the Company terminated interest rate swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $592 in the first six months of 2009 and is expected to reduce annual interest expense by $1,429 in 2009. At June 30, 2009, $4,487 remains to be amortized and is recorded in “Long-term debt, less current portion.” Additionally, the amortization of a gain of $10,163 on interest rate swaps terminated in 2003 reduced “Interest expense” by $209 and $479 in the first six months of 2009 and 2008, respectively, and is expected to reduce annual interest expense by $313 in 2009. At June 30, 2009, $546 remains to be amortized and is recorded in “Long-term debt, less current portion.” The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.1% for the first six months of 2009.

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENTS

SFAS 168 – In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a significant impact on the Company’s financial statements.

SFAS 167 – In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46.” The objective of this Statement is to amend certain requirements of FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement is not expected to have a significant impact on the Company’s financial statements.

SFAS 166 – In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. This Statement is not expected to have a significant impact on the Company’s financial statements.

SFAS 165 – In June 2009, the FASB issued SFAS 165, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was adopted in the second quarter of 2009 and did not have a significant impact on the Company’s financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. See Note 15 for the Company’s disclosures pursuant to the adoption of SFAS 161.

SFAS 160 – In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.

NOTE 13 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$2,753	$4,151	$6,319	$8,415
Interest cost	10,750	11,755	21,482	21,429
Expected return on plan assets	(11,238)	(16,142)	(21,838)	(28,723)
Amortization of prior service cost	(28)	11	(13)	31
Amortization of net loss	5,935	405	12,546	825
Settlement (gain) loss	(2,329)	545	(2,321)	545

Defined benefit plans	5,843	725	16,175	2,522
Multi-employer plans	310	392	614	785
Defined contribution plans	1,168	2,252	2,398	4,146

Total pension expense	$7,321	$3,369	$19,187	$7,453

During the second quarter 2009, the Company settled a defined benefit pension plan resulting in a gain of $2,144 included in the Other Countries segment. In addition, the Company received cash of $1,740 and recorded a settlement gain of $185 related to the termination of the Harris Ireland Pension Plan.

NOTE 14 – INCOME TAXES

The Company recorded $10,381 of tax expense on pre-tax income of $21,855, resulting in an effective tax rate of 47.5% for the six months ended June 30, 2009. The effective tax rate is higher than the Company’s statutory rate primarily because of losses at certain non-U.S. entities for which no tax benefit has been provided. The rate also includes a benefit for the utilization of foreign tax credits.

The effective income tax rate of 29.0% for the six months ended June 30, 2008 is lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.

The anticipated effective rate for 2009 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of June 30, 2009, the Company had $35,667 of unrecognized tax benefits. If recognized, approximately $20,924 would be recorded as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the second quarter of 2010. The Company is currently subject to an Internal Revenue Service audit for the 2005-2006 tax years and an Italian tax audit for 2005.

NOTE 15 – DERIVATIVES AND FAIR VALUE

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

All derivatives are recorded at fair value on the balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recorded in operating activities in the Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial in 2008 and for the six months ended June 30, 2009.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2009. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The total notional amount of these short-term contracts at June 30, 2009 was $19,473. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings. The Company reclassified a gain of $86 and a net loss of $61 from AOCI to earnings based on the probability of the forecasted transactions no longer occurring for the three and six months ended June 30, 2009, respectively.

Fair value hedges

In February 2009, the Company terminated swaps that were qualified and designated as fair value hedges that converted notional amounts of $80,000 of debt from fixed to floating interest rates. The gain of $5,079 realized on termination was deferred and is being amortized as an offset to “Interest expense” over the remaining life of the Note. The fair value gains or losses on these contracts prior to settlement were recognized in earnings and offset by fair value losses or gains on the fixed-rate borrowings.

In March 2009, swaps designated as fair value hedges that converted notional amounts of $30,000 of debt from fixed to floating interest rates matured with the underlying Note. The fair value gains or losses on these contracts were recognized in earnings and offset by fair value losses or gains on the fixed-rate borrowings.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which were not designated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” These derivatives were held as economic hedges of certain balance sheet exposures. The total notional amount of these short-term contracts was $97,245 at June 30, 2009. The fair value gains or losses from these contracts were recognized currently in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company dedesignated commodity forward contracts at the inception of 2009 that had previously been designated and qualified as cash flow hedges. These contracts consist of aluminum, copper and nickel forward contracts with notional amounts, in thousands of pounds, of 1,700, 1,650 and 150, respectively, at June 30, 2009. The effective portion of the fair value gains or losses on these instruments were recorded in AOCI while the instruments were designated and qualified as cash flow hedges. Realized gains and losses were reclassified to earnings as the underlying hedged transactions affected earnings. For the three and six months ended June 30, 2009, the Company reclassified a loss of $410 and $1,262 , respectively, from AOCI to earnings based on the probability of the forecasted transactions no longer occurring. Subsequent to dedesignation, the fair value gains or losses on these instruments were recognized currently in earnings.

During the second quarter, the Company entered into short term silver forward contracts with a notional amount of 100,000 troy ounces at June 30, 2009. Realized and unrealized gains and losses on these contracts were recorded to earnings.

Fair values of derivative instruments in the Consolidated Balance Sheet follow:

	June 30, 2009
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$357	$479

Not designated as hedging instruments:
Foreign exchange contracts	99	815
Commodity contracts	125	2,048

Total derivatives	$581	$3,342

The effects of designated fair value hedges and undesignated derivative instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2009 consisted of the following:

Derivatives by hedge designation	Classification of gains (losses)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Fair value hedges:
Interest rate swaps	Interest expense	$—	$181

Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	(3,468)	(3,770)
Commodity contracts	Selling, general & administrative expenses	(576)	—
	Cost of goods sold	2,634	2,634

The effects of designated cash flow hedges on the Consolidated Statements of Income for the three and six months ended June 30, 2009 consisted of the following:

Total recognized in AOCI, net of tax	June 30, 2009	Reclassified from AOCI to:	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts	$(318)	Sales	$24	$(153)
		Cost of goods sold	925	3,144
		Selling, general & administrative expenses	147	—

Commodity contracts	(1,511)	Cost of goods sold	(1,971)	(4,775)

The Company expects $1,829 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

	Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net liability	$(2,761)	$—	$(2,761)	$—

The fair value of cash and cash equivalents approximated book value at June 30, 2009 and December 31, 2008, respectively. The fair value of long-term debt at June 30, 2009 and December 31, 2008, including the current portion, was approximately $88,874 and $124,446, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands of dollars, except share and per share data)

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

	Three Months Ended June 30,
	2009		2008		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$413,283	100.0%	$699,826	100.0%	$(286,543)	(40.9%)
Cost of goods sold	306,892	74.3%	495,112	70.7%	(188,220)	(38.0%)

Gross profit	106,391	25.7%	204,714	29.3%	(98,323)	(48.0%)
Selling, general & administrative expenses	80,121	19.4%	113,118	16.2%	(32,997)	(29.2%)
Rationalization charges	6,877	1.7%	—	0.0%	6,877	NA

Operating income	19,393	4.7%	91,596	13.1%	(72,203)	(78.8%)
Interest income	952	0.2%	1,865	0.3%	(913)	(49.0%)
Equity earnings in affiliates	4,555	1.1%	3,814	0.5%	741	19.4%
Other income	918	0.2%	627	0.1%	291	46.4%
Interest expense	(1,953)	(0.5%)	(2,802)	(0.4%)	849	(30.3%)

Income before income taxes	23,865	5.8%	95,100	13.6%	(71,235)	(74.9%)
Income taxes	8,797	2.1%	24,972	3.6%	(16,175)	(64.8%)

Net income	$15,068	3.6%	$70,128	10.0%	$(55,060)	(78.5%)

Net Sales: Net sales for the second quarter of 2009 decreased 40.9% to $413,283 from $699,826 in the second quarter of 2008. The decrease in Net sales reflects a $256,735 (36.7%) decrease due to volume, an $807 (0.1%) decrease due to price, a $4,265 (0.6%) increase from acquisitions and a $33,266 (4.8%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations decreased 40.2% to $239,716 in the second quarter of 2009 compared with $400,735 in the second quarter of 2008. This decrease reflects a decrease of $157,620 (39.3%) due to volume, a $487 (0.1%) decrease due to price and a $2,912 (0.7%) decrease as a result of changes in foreign currency exchange rates. Net sales for the European operations decreased 45.0% to $93,999 in the second quarter of 2009 compared with $170,978 in the second quarter of 2008. This decrease reflects a decrease of $50,844 (29.7%) due to volume, a $4,615 (2.7%) decrease due to price and a $21,520 (12.6%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries decreased 37.9% to $79,568 in the second quarter of 2009 compared with $128,113 in the second quarter of 2008. This decrease reflects a decrease of $48,271 (37.7%) due to volume, a $4,295 (3.4%) increase due to price, a $4,265 (3.3%) increase from acquisitions and an $8,834 (6.9%) unfavorable impact as a result of changes in foreign currency exchange rates.

Gross Profit: Gross profit decreased 48.0% to $106,391 during the second quarter of 2009 compared with $204,714 in the second quarter of 2008. As a percentage of Net sales, Gross profit decreased to 25.7% in the second quarter of 2009 from 29.3% in the second quarter of 2008. The decrease was primarily a result of declining volumes and higher retirement costs in the U.S. of $3,978. Foreign currency exchange rates had a $4,750 unfavorable translation impact in the second quarter of 2009.

Selling, General & Administrative (SG&A) Expenses: SG&A expenses decreased $32,997 (29.2%) in the second quarter of 2009 compared with the second quarter of 2008. The decrease was primarily due to lower bonus expense of $16,637, lower selling, administrative and research and development expense of $12,908, the favorable translation impact of foreign currency exchange rates of $5,274 and incremental foreign currency transaction gains of $3,823 partially offset by higher retirement costs in the U.S. of $2,742. The Company realized a gain of $1,543 on the settlement of a pension obligation during the second quarter of 2009. The gain was recorded as a reduction to SG&A expenses.

Rationalization Charges: In the second quarter of 2009, the Company recorded $6,877 ($6,639 after-tax) in charges related to rationalization activities at facilities around the world as the Company adjusts its cost base to current market conditions. The charges include the closure of a manufacturing facility in Europe and primarily relate to employee severance costs.

Interest Income: Interest income decreased to $952 in the second quarter of 2009 from $1,865 in the second quarter of 2008. The decrease was due to lower interest rates on cash and cash equivalents in 2009 when compared with 2008.

Equity Earnings in Affiliates: Equity earnings in affiliates were $4,555 in the second quarter of 2009 compared with $3,814 in the second quarter of 2008. Second quarter 2009 results include income of $5,667 as the Company’s share of the gain realized on the sale of a property by the Company’s joint venture in Turkey. Excluding this gain, equity earnings were down primarily as a result of decreased earnings at the Company’s joint venture in Taiwan.

Interest Expense: Interest expense decreased to $1,953 in the second quarter of 2009 from $2,802 in the second quarter of 2008 primarily as a result of a lower average debt balance from the payment of $30,000 on the Senior Unsecured Note that matured in March 2009 and the impact of a lower effective interest rate as a result of interest rate swaps.

Income Taxes: The Company recorded $8,797 of tax expense on pre-tax income of $23,865, resulting in an effective tax rate of 36.9% for the three months ended June 30, 2009. The effective tax rate approximates the Company’s statutory rate and reflects losses at certain non-U.S. entities for which no tax benefit has been provided and a benefit for the utilization of foreign tax credits.

The effective income tax rate of 26.3% for the three months ended June 30, 2008 is lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.

Net Income: The net income for the second quarter of 2009 was $15,068 compared with net income of $70,128 in the second quarter of 2008. Diluted earnings per share for the second quarter of 2009 was $0.35 compared with earnings of $1.62 per share in the second quarter of 2008. Foreign currency exchange rate movements had an unfavorable translation effect of $649 and favorable translation effect of $2,418 on net income for the second quarter of 2009 and 2008, respectively.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

	Six Months Ended June 30,
	2009		2008		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$825,034	100.0%	$1,320,053	100.0%	$(495,019)	(37.5%)
Cost of goods sold	628,395	76.2%	937,888	71.0%	(309,493)	(33.0%)

Gross profit	196,639	23.8%	382,165	29.0%	(185,526)	(48.5%)
Selling, general & administrative expenses	157,637	19.1%	212,079	16.1%	(54,442)	(25.7%)
Rationalization charges	18,576	2.3%	—	0.0%	18,576	NA

Operating income	20,426	2.5%	170,086	12.9%	(149,660)	(88.0%)
Interest income	2,064	0.3%	4,299	0.3%	(2,235)	(52.0%)
Equity earnings in affiliates	2,569	0.3%	4,363	0.3%	(1,794)	(41.1%)
Other income	1,311	0.2%	1,126	0.1%	185	16.4%
Interest expense	(4,515)	(0.5%)	(5,783)	(0.4%)	1,268	(21.9%)

Income before income taxes	21,855	2.6%	174,091	13.2%	(152,236)	(87.4%)
Income taxes	10,381	1.3%	50,486	3.8%	(40,105)	(79.4%)

Net income	$11,474	1.4%	$123,605	9.4%	$(112,131)	(90.7%)

Net Sales: Net sales for the first six months of 2009 decreased 37.5% to $825,034 from $1,320,053 in the first six months of 2008. The decrease in Net sales reflects a $464,958 (35.2%) decrease due to volume, a $27,703 (2.1%) increase due to price, a $13,650 (1.0%) increase from acquisitions and a $71,414 (5.4%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American operations decreased 37.0% to $486,372 in the first six months of 2009 compared with $771,848 in the first six months of 2008. This decrease reflects a decrease of $292,763 (37.9%) due to volume, a $15,649 (2.0%) increase due to price and an $8,362 (1.1%) decrease as a result of changes in foreign currency exchange rates. Net sales for the European operations decreased 41.2% to $187,299 in the first six months of 2009 compared with $318,423 in the first six months of 2008. This decrease reflects a decrease of $88,616 (27.8%) due to volume, a $3,722 (1.2%) decrease due to price, a $5,242 (1.6%) increase from acquisitions and a $44,028 (13.8%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for Other Countries decreased 34.1% to $151,363 in the first six months of 2009 compared with $229,782 in the first six months of 2008. This decrease reflects a decrease of $83,579 (36.4%) due to volume, a $15,776 (6.9%) increase due to price, an $8,408 (3.7%) increase from acquisitions and a $19,024 (8.3%) unfavorable impact as a result of changes in foreign currency exchange rates.

Gross Profit: Gross profit decreased 48.5% to $196,639 during the first six months of 2009 compared with $382,165 in the first six months of 2008. As a percentage of Net sales, Gross profit decreased to 23.8% in the first six months of 2009 from 29.0% in the first six months of 2008. This decrease was primarily a result of declining volumes, the liquidation of higher cost inventories and higher retirement costs in the U.S. of $6,354 offset by lower product liability costs of $4,206 primarily due to an insurance settlement. Foreign currency exchange rates had a $12,031 unfavorable translation impact in the first six months of 2009.

Selling, General & Administrative (SG&A) Expenses: SG&A expenses decreased $54,442 (25.7%) in the first six months of 2009 compared with the first six months of 2008. The decrease was primarily due to lower bonus expense of $39,747, lower selling, administrative and research and development expenses of $8,846 and the favorable translation impact of foreign currency exchange rates of $13,212 partially offset by higher retirement costs in the U.S. of $6,078. The Company realized a gain of $1,543 on the settlement of a pension obligation during the first half of 2009. The gain was recorded as a reduction to SG&A expenses.

Rationalization Charges: In the first six months of 2009, the Company recorded $18,576 ($14,067 after-tax) in charges related to rationalization activities at facilities around the world as the Company adjusts its cost base to current market conditions. The charges primarily relate to employee severance costs.

Interest Income: Interest income decreased to $2,064 in the first six months of 2009 from $4,299 in the first six months of 2008. The decrease was due to lower interest rates on cash and cash equivalents in 2009 when compared with 2008.

Equity Earnings in Affiliates: Equity earnings in affiliates were $2,569 in the first six months of 2009 compared with $4,363 in the first six months of 2008. First half results include income of $5,667 as the Company’s share of the gain realized on the sale of a property by the Company’s joint venture in Turkey. Excluding this gain, equity earnings were down primarily as a result of decreased earnings at the Company’s joint venture in Taiwan.

Interest Expense: Interest expense decreased to $4,515 in the first six months of 2009 from $5,783 in the first six months of 2008 primarily as a result of a lower average debt balance from the payment of $30,000 on the Senior Unsecured Note that matured in March 2009 and the impact of a lower effective interest rate as a result of interest rate swaps.

Income Taxes: The Company recorded $10,381 of tax expense on pre-tax income of $21,855, resulting in an effective tax rate of 47.5% for the six months ended June 30, 2009. The effective tax rate is higher than the Company’s statutory rate primarily because of losses at certain non-U.S. entities for which no tax benefit has been provided. The rate also includes a benefit for the utilization of foreign tax credits.

The effective income tax rate of 29.0% for the six months ended June 30, 2008 is lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.

Net Income: The net income for the first six months of 2009 was $11,474 compared with net income of $123,605 in the first six months of 2008. Diluted earnings per share for the first six months of 2009 was $0.27 compared with earnings of $2.87 per share in the first six months of 2008. Foreign currency exchange rate movements had a favorable translation effect of $671 and $4,283 on net income for the first six months of 2009 and 2008, respectively.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2009	2008	Change
Cash provided by operating activities:	$134,225	$120,685	$13,540
Cash used by investing activities:	(21,047)	(55,048)	34,001
Capital expenditures	(20,819)	(31,098)	10,279
Acquisition of businesses, net of cash acquired	—	(24,264)	24,264
Cash used by financing activities:	(53,381)	(17,192)	(36,189)
(Payments on) proceeds from short-term borrowings, net	(123)	13,150	(13,273)
(Payments on) proceeds from long-term borrowings, net	(30,313)	928	(31,241)
Purchase of shares for treasury	(343)	(18,033)	17,690
Cash dividends paid to shareholders	(22,894)	(21,380)	(1,514)
Increase in Cash and cash equivalents	62,567	50,975	11,592

Cash and cash equivalents increased 22.0% or $62,567 during the first six months of 2009 to $346,899 as of June 30, 2009 from $284,332 as of December 31, 2008. This compares to an increase of 23.4% or $50,975 to $268,357 during the first six months of 2008.

Cash provided by operating activities increased by $13,540 for the first six months of 2009 compared with 2008. The increase was primarily related to lower accounts receivable and inventory as the Company liquidated working capital commensurate with the decline in demand levels when compared with 2008. Average operating working capital to sales was 26.6% at June 30, 2009 compared with 26.1% at December 31, 2008 and 22.1% at June 30, 2008. Days sales in inventory increased to 119.9 days at June 30, 2009 from 115.8 days at December 31, 2008 and 106.3 days at June 30, 2008. Accounts receivable days increased to 61.5 days at June 30, 2009 from to 55.0 days at December 31, 2008 and 58.5 days at June 30, 2008. Average days in accounts payable increased to 33.0 days at June 30, 2009 from 32.1 days at December 31, 2008 and decreased from 45.0 days at June 30, 2008.

Cash used by investing activities for the first six months of 2009 compared with 2008 decreased by $34,001. This reflects a decrease in cash used in the acquisition of businesses of $24,264 and a decrease in capital expenditures of $10,279 to $20,819 from $31,098 in 2008. The Company anticipates capital expenditures in 2009 in the range of $40,000—$50,000. Anticipated capital expenditures reflect investments to improve operational effectiveness and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities increased $36,189 to $53,381 in the first six months of 2009 compared with the first six months of 2008. The increase was primarily due to the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity during the first six months of 2009 partially offset by lower purchases of shares for treasury of $17,690.

The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. If the Company settled its Venezuelan subsidiary’s U.S. dollar liabilities using unofficial, parallel currency exchange mechanisms as of June 30, 2009, it would result in a currency exchange loss of approximately $1,625.

The Company’s debt levels decreased from $142,230 at December 31, 2008, to $108,153 at June 30, 2009 primarily due to the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity during March of 2009. Debt to total invested capital decreased to 9.5% at June 30, 2009 from 12.3% at December 31, 2008.

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 11,215,390 shares at a cost of $274,531 through June 30, 2009.

In July 2009, the Company paid a cash dividend of $0.27 per share, or $11,453, to shareholders of record on June 30, 2009.

Rationalization

The Company recorded rationalization charges of $18,576 during the six months ended June 30, 2009. During the second quarter of 2009, the Company initiated various actions including the closure of a manufacturing facility in Europe. These actions are expected to affect 122 and 112 employees in the Europe and Other Countries segments, respectively. The total cost of these actions is expected to be approximately $7,400, of which the Company recorded rationalization charges of $6,818 in the three months ended June 30, 2009. At June 30, 2009, the liability related to these actions of $5,469 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be substantially completed and paid over the next year.

Actions taken during the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees. These actions affected 350, 48 and 170 employees in North America, Europe and Other Countries, respectively. The total cost is expected to be approximately $12,200 of which the Company recorded rationalization charges of $11,899 in the first six months of 2009. At June 30, 2009, the liability related to these actions of $1,284 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.

Actions taken during the fourth quarter of 2008 affected 65 employees in European businesses and 67 employees in North American businesses. The total cost of these actions is expected to be approximately $2,800 of which $2,447 was recorded at December 31, 2008 and $44 was recorded in the six months ended June 30, 2009. At June 30, 2009, the liability related to these actions of $100 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are expected to be completed and paid by the end of 2009.

The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan. During the second quarter 2009, the Company received cash of $1,740 and recorded a gain of $185 in connection with the termination.

The Company continues evaluating its cost structure and additional rationalization actions are being contemplated that would result in charges in subsequent quarters.

Acquisitions

On March 16, 2009, the Company announced that it signed definitive agreements to acquire the remaining 52% of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”), based in Jinzhou, China. The transaction will expand the Company’s customer base and give the Company control of significant cost-competitive MIG wire manufacturing capacity. The Company currently has a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the agreement, the Company will exchange its 35% interest in Kuang Tai, pay cash of approximately $40,000 and assume Jin Tai’s net debt of approximately $10,000. The transaction is expected to close in the third quarter of 2009, subject to the satisfaction or waiver of customary conditions. Annualized sales for Jin Tai were approximately $130,000 for the first half of 2009.

On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, is being operated as Harris Soldas Especiais S.A. This acquisition expanded the Company’s brazing product line and increased the Company’s presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.

On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. (“Electro-Arco”), a privately held manufacturer of welding consumables headquartered near Lisbon, Portugal, for approximately $24,000 in cash and assumed debt. This acquisition added to the Company’s European consumables manufacturing capacity and widened the Company’s commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.

Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

Debt

As of June 30, 2009, the Company was in compliance with its debt covenants. The Company repaid the $30,000 Series B Note on maturity in March 2009, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.

During February 2009, the Company terminated interest rate swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $592 in the first six months of 2009 and is expected to reduce annual interest expense by $1,429 in 2009. At June 30, 2009, $4,487 remains to be amortized and is recorded in “Long-term debt, less current portion.” Additionally, the amortization of a gain of $10,163 on interest rate swaps terminated in 2003 reduced “Interest expense” by $209 and $479 in the first six months of 2009 and 2008, respectively, and is expected to reduce annual interest expense by $313 in 2009. At June 30, 2009, $546 remains to be amortized and is recorded in “Long-term debt, less current portion.” The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.1% for the first six months of 2009.

Revolving Credit Agreement

The Company has a $175,000 five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased subject to certain conditions by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains affirmative and negative covenants including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of June 30, 2009, there are no borrowings under the Credit Agreement. The Company expects to replace the Credit Agreement prior to its expiration in December 2009.

New Accounting Pronouncements

SFAS 168 – In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a significant impact on the Company’s financial statements.

SFAS 167 – In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46.” The objective of this Statement is to amend certain requirements of FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement is not expected to have a significant impact on the Company’s financial statements.

SFAS 166 – In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. This Statement is not expected to have a significant impact on the Company’s financial statements.

SFAS 165 – In June 2009, the FASB issued SFAS 165, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was adopted in the second quarter of 2009 and did not have a significant impact on the Company’s financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. See Note 15 for the Company’s disclosures pursuant to the adoption of SFAS 161.

SFAS 160 – In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.

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

At June 30, 2009, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 17,582 plaintiffs, which is a net decrease of 3,241 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 37,992 of those claims were dismissed, eleven were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 559 were decided in favor of the Company following summary judgment motions.

At June 30, 2009, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,908 plaintiffs, which is a net increase of 146 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At June 30, 2009, cases involving 2,414 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 12,875 of those claims were dismissed, 20 were tried to defense verdicts in favor of the Company and four were tried to plaintiff verdicts (three of which are being appealed). In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Lincoln Electric Holdings, Inc. (Lincoln) was held on April 30, 2009.

(b)	The shareholders voted in favor of electing the following persons as Directors of the Company:

For term ending in 2012	Votes For	Abstentions / Votes Withheld
Harold L. Adams	35,200,221	2,843,431
Robert J. Knoll	37,431,908	611,744
John M. Stropki, Jr.	37,040,695	1,002,957

The following Directors, who were not nominees for election at this Annual Meeting, continued to serve their respective terms after the meeting: David H. Gunning, G. Russell Lincoln, Hellene S. Runtagh, Stephen G. Hanks, Kathryn Jo Lincoln, William E. MacDonald, III and George H. Walls, Jr.

(c)	The following matters were voted upon by security holders:

(i)	Ratification of Independent Auditors. The shareholders ratified the appointment of the firm of Ernst & Young, LLP as independent auditors to examine the Company’s books of account and other records and internal control over financial reporting for the fiscal year ending December 31, 2009.

Votes For	37,413,427
Votes Against	134,640
Abstentions	495,584

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

(a) On July 24, 2009, the Board of Directors of the Company approved new severance agreements (the “Severance Agreements”) with the Company’s Chief Executive Officer, Chief Financial Officer and the other named executive officers listed in the Company’s 2009 proxy statement. The form of the new Severance Agreement is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. Currently existing change in control agreements for John M. Stropki, Jr., Chief Executive Officer, and Frederick G. Stueber, Senior Vice President, General Counsel and Secretary, will be replaced and superseded by the new Severance Agreements. Below is a summary of the terms of the new Severance Agreements.

In the event of a “change in control,” as described below, and, unless otherwise indicated below, if the executive officer’s employment with the Company is terminated without “cause” (as defined in the Severance Agreement) or the executive officer terminates employment with the Company for “good reason” (as defined in the Severance Agreement) during the two-year period following the change in control, the Company will make severance payments and provide certain benefits as follows:

•

For the Chief Executive Officer, a lump-sum payment equal to three (3) times the sum of (i) base pay as described in the Severance Agreement, and (ii) bonus as described in the Severance Agreement. For the other named executive officers, the lump-sum payment is equal to two (2) times base pay and bonus as described above. Under Messrs. Stropki and Stueber’s currently existing change in control agreements, the severance benefit upon a change in control was calculated as the greater of one (1) year or the remainder of the severance period of three (3) years as opposed to the fixed amount described above. In addition, the protection period under the new Severance Agreements is two (2) years following a change in control, as compared to three (3) years under Messrs. Stropki and Stueber’s currently existing change in control agreements.

•	Upon a change in control (single trigger), a pro-rata bonus (MIP) payment equal to the greater of the actual or target amount.

•

Upon a change in control (single trigger), a pro-rata portion of cash long-term incentive awards granted prior to the change in control, in amounts equal to the greater of target or actual performance.

•	Continuation of medical insurance and life insurance for a period of three (3) years following the executive officer’s termination date.

•

Immediate vesting under the Company’s Supplemental Executive Retirement Plan (SERP). There is no age or service credit under the new Severance Agreements. Under the terms of Messrs. Stropki and Stueber’s currently existing change in control agreements, additional age and service credit for the remainder of the three-year severance period was provided.

•	Outplacement services for a period of two (2) years capped at $100,000 for Mr. Stropki and $50,000 for the other named executive officers.

•

Under the new Severance Agreements, there is no payment, net of taxes, to compensate for the excise tax imposed on these and other payments if they are determined to be excess parachute payments under the U.S. Internal Revenue Code (ie., excise tax gross-up). Instead, the named executive officers have their severance payments reduced to the 280G (excess parachute payment) safe harbor limit. With respect to Mr. Stueber and Mr. Stropki, this is a change from their currently existing change in control agreements that provide for excise tax gross-ups with respect to any payments determined to be excess parachute payments.

Under the new Severance Agreements, a “change in control” is deemed to occur when:

•	any individual, entity or group is or becomes the beneficial owner of 30% or more of the combined voting power of the then-outstanding voting stock of the Company;

•	a majority of the Board of Directors ceases to be comprised of incumbent directors;

•

certain reorganizations, mergers or consolidations, or the sale or other disposition of all or substantially all of the assets of the Company or the acquisition of the stock or assets of another corporation, or other transactions are consummated; or

•	there is a complete liquidation or dissolution of the Company.

The above definition is substantially similar to the definition of a “change in control” under Messrs. Stropki and Stueber’s currently existing change in control agreements, except that the change in beneficial ownership hurdle was 20% (as opposed to now 30%).

The Severance Agreements are not employment agreements. The Company may terminate any covered officer’s employment at any time, with or without cause. Similarly, a covered officer may resign at any time, with or without good reason.

The foregoing summary of the form of the new Severance Agreement is qualified in its entirety by reference to the text of the form agreement, a copy of which is filed herewith and made a part hereof.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Form of Severance Agreement.

31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Vincent K. Petrella
Vincent K. Petrella Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) July 28, 2009