Form 10-Q
period 2009-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2009-11-04
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common shares as of September 30, 2009 was 42,528,936.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands of dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$441,802	$632,892	$1,266,836	$1,952,945
Cost of goods sold	316,671	436,014	945,066	1,373,902

Gross profit	125,131	196,878	321,770	579,043

Selling, general & administrative expenses	84,778	107,097	242,415	319,176
Rationalization charges	7,144	—	25,720	—

Operating income	33,209	89,781	53,635	259,867

Other income (expense):
Interest income	716	2,317	2,780	6,616
Equity (loss) earnings in affiliates	(8,692)	3,739	(6,123)	8,102
Other income	1,030	201	2,341	1,327
Interest expense	(2,032)	(3,156)	(6,547)	(8,939)

Total other (expense) income	(8,978)	3,101	(7,549)	7,106

Income before income taxes	24,231	92,882	46,086	266,973
Income taxes	11,474	23,671	21,855	74,157

Net income	$12,757	$69,211	$24,231	$192,816

Basic weighted average shares outstanding	42,396	42,779	42,385	42,721
Effect of dilutive securities - stock options and awards	246	430	217	449

Diluted weighted average shares outstanding	42,642	43,209	42,602	43,170

Basic earnings per share	$0.30	$1.62	$0.57	$4.51

Diluted earnings per share	$0.30	$1.60	$0.57	$4.47

Cash dividends declared per share	$0.27	$0.25	$0.81	$0.75

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	September 30, 2009	December 31, 2008
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$405,967	$284,332
Accounts receivable (less allowance for doubtful accounts of $8,408 in 2009; $7,673 in 2008)	276,571	299,171
Inventories
Raw materials	72,162	94,112
Work-in-process	33,172	49,692
Finished goods	171,342	203,128

Total inventory	276,676	346,932

Other current assets	100,016	94,291

Total Current Assets	1,059,230	1,024,726

Property, Plant and Equipment
Land	43,191	38,745
Buildings	287,979	258,736
Machinery and equipment	686,905	643,056

	1,018,075	940,537
Less accumulated depreciation	556,669	512,635

Property, Plant and Equipment, Net	461,406	427,902

Non-current assets	231,342	266,177

TOTAL ASSETS	$1,751,978	$1,718,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$40,526	$19,436
Trade accounts payable	114,128	124,388
Other current liabilities	199,279	181,561
Current portion of long-term debt	1,327	31,257

Total Current Liabilities	355,260	356,642

Long-Term Liabilities
Long-term debt, less current portion	88,868	91,537
Accrued pensions	156,883	188,160
Other long-term liabilities	91,180	72,493

Total Long-Term Liabilities	336,931	352,190

Shareholders’ Equity
Common shares	4,929	4,929
Additional paid-in capital	159,271	155,538
Retained earnings	1,226,598	1,236,810
Accumulated other comprehensive loss	(160,429)	(218,254)
Treasury shares	(183,830)	(183,807)

Total Shareholders’ Equity	1,046,539	995,216
Noncontrolling Interest	13,248	14,757

Total Equity	1,059,787	1,009,973

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,751,978	$1,718,805

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands of dollars)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,231	$192,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,333	42,901
Equity loss (earnings) in affiliates, net	8,954	(5,830)
Deferred income taxes	1,563	(2,068)
Stock-based compensation	3,546	3,352
Amortization of terminated interest rate swaps	(1,271)	(717)
Amortization of actuarial losses and prior service cost	14,092	972
Other non-cash items, net	2,135	3,035
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	57,583	(32,954)
Decrease (increase) in inventories	105,876	(79,893)
Decrease (increase) in other current assets	20,099	(22,492)
(Decrease) increase in accounts payable	(16,389)	28,437
(Decrease) increase in other current liabilities	(3,191)	108,537
Decrease in accrued pensions	(30,488)	(17,572)
Net change in other long-term assets and liabilities	2,240	(1,781)

NET CASH PROVIDED BY OPERATING ACTIVITIES	231,313	216,743

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,285)	(53,479)
Acquisition of businesses, net of cash acquired	(17,558)	(28,021)
Additions to equity investment in affiliates	(488)	—
Proceeds from sale of property, plant and equipment	638	589

NET CASH USED BY INVESTING ACTIVITIES	(43,693)	(80,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	19,438	17,895
Payments on short-term borrowings	(23,965)	(5,053)
Amounts due banks, net	(2,373)	(6,744)
Proceeds from long-term borrowings	330	1,352
Payments on long-term borrowings	(30,782)	(806)
Proceeds from exercise of stock options	305	7,120
Tax benefit from exercise of stock options	105	3,416
Purchase of shares for treasury	(343)	(23,121)
Cash dividends paid to shareholders	(34,347)	(32,071)

NET CASH USED BY FINANCING ACTIVITIES	(71,632)	(38,012)

Effect of exchange rate changes on cash and cash equivalents	5,647	(2,612)

INCREASE IN CASH AND CASH EQUIVALENTS	121,635	95,208

Cash and cash equivalents at beginning of period	284,332	217,382

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$405,967	$312,590

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands of dollars, except share and per share data)

September 30, 2009

NOTE 1 – BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to November 4, 2009, the filing date of this quarterly report on Form 10-Q. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

NOTE 2 – STOCK-BASED COMPENSATION

The Company issued 14,650 and 232,050 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2009 and 2008, respectively. The Company granted 2,520 and 2,458 options and 1,065 and 288 restricted shares during the nine months ended September 30, 2009 and 2008, respectively. The restricted shares granted in 2009 and 2008 were issued from treasury.

For the three months ended September 30, 2009 and 2008, common shares subject to equity-based awards of 116,408 and 35, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, common shares subject to equity-based awards of 168,213 and 8,480, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended September 30,
	2009	2008
Net income	$12,757	$69,211
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $865 in 2009 and $(1,023) in 2008	413	(766)
Unrecognized amounts from defined benefit pension plans, net of tax of $2,333 in 2009 and $189 in 2008	3,812	291
Currency translation adjustment	21,019	(64,514)

Total comprehensive income	38,001	4,222
Comprehensive income (loss) attributable to noncontrolling interests	77	(322)

Comprehensive income attributable to Lincoln Electric Holdings, Inc.	$38,078	$3,900

	Nine Months Ended September 30,
	2009	2008
Net income	$24,231	$192,816
Other comprehensive income:
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $1,092 in 2009 and $631 in 2008	672	2,360
Unrecognized amounts from defined benefit pension plans, net of tax of $7,253 in 2009 and $770 in 2008	14,085	1,116
Currency translation adjustment	43,857	(27,369)

Total comprehensive income	82,845	168,923
Comprehensive loss attributable to noncontrolling interests	(789)	(613)

Comprehensive income attributable to Lincoln Electric Holdings, Inc.	$82,056	$168,310

NOTE 4 – INVENTORY VALUATION

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity, and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $77,319 and $90,914 at September 30, 2009 and December 31, 2008.

NOTE 5 – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits at September 30, 2009 and 2008 include accruals for year-end bonuses and related payroll taxes of $33,499 and $90,232, respectively, related to Lincoln employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The decrease in the accrual from September 30, 2008 to September 30, 2009 is due to the decrease in profitability of the Company.

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

Financial information for the reportable segments follows:

	North America	Europe	Other Countries	Eliminations	Consolidated
Three months ended September 30, 2009:
Net sales to unaffiliated customers	$240,505	$89,435	$111,862	$—	$441,802
Inter-segment sales	16,212	4,530	1,830	(22,572)	—

Total	$256,717	$93,965	$113,692	$(22,572)	$441,802

Income (loss) before interest and income taxes	$31,468	$(4,331)	$(2,999)	$1,409	$25,547
Interest income					716
Interest expense					(2,032)

Income before income taxes					$24,231

Rationalization charges	$—	$6,316	$828	$—	$7,144

Three months ended September 30, 2008:
Net sales to unaffiliated customers	$370,474	$141,693	$120,725	$—	$632,892
Inter-segment sales	27,749	7,319	2,825	(37,893)	—

Total	$398,223	$149,012	$123,550	$(37,893)	$632,892

Income before interest and income taxes	$60,806	$19,651	$13,352	$(88)	$93,721
Interest income					2,317
Interest expense					(3,156)

Income before income taxes					$92,882

Nine months ended September 30, 2009:
Net sales to unaffiliated customers	$726,877	$276,734	$263,225	$—	$1,266,836
Inter-segment sales	46,561	9,804	5,131	(61,496)	—

Total	$773,438	$286,538	$268,356	$(61,496)	$1,266,836

Income (loss) before interest and income taxes	$64,468	$(14,589)	$(1,290)	$1,264	$49,853
Interest income					2,780
Interest expense					(6,547)

Income before income taxes					$46,086

Rationalization charges	$10,647	$12,947	$2,126	$—	$25,720

Total assets	$1,091,856	$426,099	$489,743	$(255,720)	$1,751,978

Nine months ended September 30, 2008:
Net sales to unaffiliated customers	$1,142,322	$460,116	$350,507	$—	$1,952,945
Inter-segment sales	85,960	21,583	7,122	(114,665)	—

Total	$1,228,282	$481,699	$357,629	$(114,665)	$1,952,945

Income before interest and income taxes	$179,388	$58,380	$30,776	$752	$269,296
Interest income					6,616
Interest expense					(8,939)

Income before income taxes					$266,973

Total assets	$1,111,323	$508,048	$446,757	$(139,001)	$1,927,127

The Other Countries segment includes a loss of $7,943 related to the acquisition of Jinzhou Jin Tai Welding and Metal Co, Ltd. (“Jin Tai”) for the three and nine month periods ended September 30, 2009. Other Countries segment results for the first nine months of 2009 also includes income of $5,667 related to the Company’s share of the gain realized on the sale of a property by the Company’s joint venture in Turkey and a pension settlement gain of $1,543.

NOTE 7 – RATIONALIZATION

The Company recorded rationalization charges of $25,720 during the nine months ended September 30, 2009. During the third quarter of 2009, the Company initiated various actions including the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe and Other Countries segments. These actions are expected to affect 78 and 77 employees in the Europe and Other Countries segments, respectively, and are expected to cost approximately $12,000, of which the Company recorded rationalization charges of $7,325 in the three months ended September 30, 2009. At September 30, 2009, a liability related to these actions of $5,218 was recorded in “Other current liabilities.” Costs related to these actions relate primarily to employee severance actions that are expected to be substantially completed and paid over the next year.

During the second quarter of 2009, the Company initiated various actions including the closure of a manufacturing facility in the Europe segment. These actions affected 119 and 112 employees in the Europe and Other Countries segments, respectively. The Company recorded rationalization charges of $6,649 in the nine months ended September 30, 2009 related to these actions. A liability related to these actions of $2,717 was recorded in “Other current liabilities” at September 30, 2009. These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid over the next year.

Actions taken during the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees. These actions affected 350, 48 and 170 employees in the North America, Europe and Other Countries segments, respectively. The Company recorded rationalization charges of $11,898 in the nine months ended September 30, 2009 related to these actions. A liability related to these actions of $621 was recorded in “Other current liabilities” at September 30, 2009. These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid by the end of 2009.

Actions taken during the fourth quarter of 2008 affected 65 and 67 employees in the North America and Europe segments, respectively. The Company recorded rationalization charges of $2,447 at December 31, 2008 and $33 in the nine months ended September 30, 2009 related to these actions. At September 30, 2009, a liability related to these actions of $40 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid by the end of 2009.

The following table summarizes the activity related to the rationalization liabilities:

	North America	Europe	Other	Total
Balance at December 31, 2008	$273	$2,029	$—	$2,302
Payments and other adjustments	(10,299)	(7,841)	(1,471)	(19,611)
Charged to expense	10,647	13,132	2,126	25,905

Balance at September 30, 2009	$621	$7,320	$655	$8,596

The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan. During the nine months ended September 30, 2009, the Company received cash of $1,740 and recorded a gain of $185 in connection with the termination.

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in subsequent quarters.

NOTE 8 – ACQUISITIONS

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. This transaction will expand the Company’s customer base and give the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the agreement, the Company exchanged its 35% interest in Kuang Tai with a fair value of $22,723, paid cash of $33,590 and will pay an additional $6,122 in cash over the next three years.

The fair value of the Company’s previous non-controlling direct interest in Jin Tai was $8,675. The carrying values of the Company’s interests in Kuang Tai and Jin Tai were $29,368 and $9,973, respectively. The excess carrying value over fair value of these interests resulted in a loss on the transaction of $7,943 recorded to “Equity (loss) earnings in affiliates.”

The Company previously reported its proportional share of Jin Tai’s net income under the equity method to “Equity (loss) earnings in affiliates” in the Consolidated Statements of Income. Jin Tai’s sales were $186,774 in 2008 and $74,834 in 2009 prior to the acquisition. Jin Tai’s sales of $21,143 after the acquisition were included in “Net sales” in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2009. The pro forma impact on the results of operations if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

The Company’s preliminary estimate of the identifiable assets acquired and liabilities assumed upon the acquisition of Jin Tai is as follows:

July 29, 2009
Cash and cash equivalents	$16,032
Accounts receivable	23,018
Inventory	17,037
Other current assets	18,932
Property, plant and equipment	29,581
Non-current assets	22,197

Total assets acquired	126,797
Amounts due banks	28,833
Trade accounts payable	2,306
Other current liabilities	7,839
Other long-term liabilities	15,459

Total liabilities assumed	54,437

Net assets acquired	$72,360

All assets acquired and liabilities assumed were recorded at estimated fair value. The Company is finalizing the valuation of Jin Tai’s uncertain tax positions. Intangible assets of $15,201 and goodwill of $1,411 were recorded to “Non-current assets.” Goodwill of $1,411 was allocated to the Other Countries segment and is not expected to be deductible for income tax purposes. Net assets acquired included a non-controlling interest in one of Jin Tai’s operations valued at $1,250. This non-controlling interest was acquired during the three months ended September 30, 2009 and accounted for as an equity transaction.

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

The Company’s reserve for contingent liabilities, primarily for product liability claims, was $15,041 as of September 30, 2009 and $12,308 as of December 31, 2008. The reserve is included in “Other current liabilities.” The Company also has an asset for recoveries from insurance carriers on the outstanding insured claims of $11,235 as of September 30, 2009 and $11,041 as of December 31, 2008. The asset is included in “Other current assets.”

Based on the Company’s historical experience in litigating product liability claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate (exclusive of defense costs), will not have a material adverse impact upon the Company’s consolidated financial statements.

NOTE 10 – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Other current liabilities.”

The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$13,736	$12,308
Charged to expense	8,835	11,548
Deductions	(7,647)	(8,651)
Foreign currency translation	405	(256)

Balance at end of period	$15,329	$14,949

Warranty expense was 0.7% and 0.6% of sales for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 11 – DEBT

As of September 30, 2009, the Company was in compliance with its debt covenants. The Company repaid the $30,000 Series B Note on maturity in March 2009, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.

During February 2009, the Company terminated interest rate swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $1,010 in the first nine months of 2009 and is expected to reduce annual interest expense by $1,429 in 2009. At September 30, 2009, $4,069 remains to be amortized and is recorded in “Long-term debt, less current portion.” Additionally, the amortization of a gain of $10,163 on interest rate swaps terminated in 2003 reduced “Interest expense” by $261 and $717 in the first nine months of 2009 and 2008, respectively, and is expected to reduce annual interest expense by $313 in 2009. At September 30, 2009, $494 remains to be amortized and is recorded in “Long-term debt, less current portion.” The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.1% for the nine months ended September 30, 2009.

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Emerging Issues Task Force (EITF) issue 08-01, “Revenue Arrangements with Multiple Deliverables” (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This Statement provides principles for allocating consideration among multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standard (SFAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement in the third quarter of 2009. Adoption did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” which was later superseded by the FASB Codification and included in topic 855. This update to the Codification established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update to the Codification was adopted in the second quarter of 2009 and did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which was later superseded by the FASB Codification and included in topic 815. This update to the Codification requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This update is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company adopted these provisions as of January 1, 2009. See Note 15 for the Company’s disclosures pursuant to adoption.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which was later superseded by the FASB Codification and included in topic 810. This update to the Codification clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted these provisions as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.

NOTE 13 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$3,245	$4,175	$9,564	$12,590
Interest cost	10,753	10,656	32,235	32,085
Expected return on plan assets	(10,972)	(14,289)	(32,802)	(43,012)
Amortization of prior service cost	(5)	24	(18)	55
Amortization of net loss	6,269	404	18,815	1,229
Settlement (gain) loss	—	—	(2,329)	545

Defined benefit plans	9,290	970	25,465	3,492
Multi-employer plans	397	374	1,011	1,159
Defined contribution plans	1,525	2,256	3,923	6,402

Total pension expense	$11,212	$3,600	$30,399	$11,053

The Company has voluntarily contributed $31,500 to its defined benefit plans in the U.S. in the nine months ended September 30, 2009 and expects to contribute $45,000 to its defined benefit plans in the U.S. in 2009. During the nine months ended September 30, 2009, the Company settled a defined benefit plan resulting in a gain of $2,144 included in the Other Countries segment. In addition, the Company received cash of $1,740 and recorded a settlement gain of $185 related to the termination of the Harris Ireland Pension Plan.

NOTE 14 – INCOME TAXES

The Company recorded $21,855 of tax expense on pre-tax income of $46,086, resulting in an effective tax rate of 47.4% for the nine months ended September 30, 2009. The effective tax rate is higher than the Company’s statutory rate primarily because of losses at certain non-U.S. entities for which no tax benefit has been provided. The rate also includes a benefit for the utilization of foreign tax credits.

The effective income tax rate of 27.8% for the nine months ended September 30, 2008 is lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.

The anticipated effective rate for 2009 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of September 30, 2009, the Company had $43,206 of unrecognized tax benefits, including $6,617 associated with the acquisition of Jin Tai. If recognized, approximately $27,976 would be recorded as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the third quarter of 2010. The Company is currently subject to an Internal Revenue Service audit for the 2005-2006 tax years and an Italian tax audit for 2005.

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

All derivatives are recorded at fair value on the balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recorded in operating activities in the Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial in 2008 and for the nine months ended September 30, 2009.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2009. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts at September 30, 2009 was $2,976. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings. The Company reclassified a net loss of $61 from AOCI to earnings based on the probability of the forecasted transactions no longer occurring for the nine months ended September 30, 2009.

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

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which were not designated as hedges. These derivatives were held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $123,791 at September 30, 2009. The fair value gains or losses from these contracts were recognized currently in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company dedesignated commodity forward contracts at the inception of 2009 that had previously been designated and qualified as cash flow hedges. These contracts consist of aluminum, copper and nickel forward contracts with notional amounts, in thousands of pounds, of 950, 975 and 96, respectively, at September 30, 2009. The effective portion of the fair value gains or losses on these instruments were recorded in AOCI while the instruments were designated and qualified as cash flow hedges. Realized gains and losses were reclassified to earnings as the underlying hedged transactions affected earnings. For the nine months ended September 30, 2009, the Company reclassified a loss of $1,262 from AOCI to earnings based on the probability of the forecasted transactions no longer occurring. Subsequent to dedesignation, the fair value gains or losses on these instruments were recognized currently in earnings.

The Company has short-term silver forward contracts with a notional amount of 200,000 troy ounces at September 30, 2009. Realized and unrealized gains and losses on these contracts were recorded to earnings.

Fair values of derivative instruments in the Consolidated Balance Sheet follow:

	September 30, 2009
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Non-Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$28	$181	$—

Not designated as hedging instruments:
Foreign exchange contracts	200	1,357	17
Commodity contracts	165	556	—

Total derivatives	$393	$2,094	$17

The effects of designated fair value hedges and undesignated derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2009 consisted of the following:

Derivatives by hedge designation	Classification of gains (losses)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Fair value hedges:
Interest rate swaps	Interest expense	$—	$181

Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	(2,210)	(5,980)
Commodity contracts	Cost of goods sold	607	3,241

The effects of designated cash flow hedges on the Consolidated Statements of Income for the three and nine months ended September 30, 2009 consisted of the following:

Total recognized in AOCI, net of tax	September 30, 2009	Gain (loss) reclassified from AOCI to:	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts	$(240)	Sales	$2	$(151)
		Cost of goods sold	(922)	2,222
Commodity contracts	(1,176)	Cost of goods sold	(680)	(5,455)

The Company expects $1,416 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

Financial assets and liabilities, such as the Company’s derivative contracts, are valued at fair value using the market and income valuation approaches. The Company uses the market approach to value similar assets and liabilities in active markets and the income approach that consists of discounted cash flow models that take into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date.

The following hierarchy is used to classify the inputs used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of fair value measurements:

	Fair Value Measurements at September 30, 2009 Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net liability	$1,718	$—	$1,718	$—

The fair value of cash and cash equivalents approximated book value at September 30, 2009 and December 31, 2008, respectively. The fair value of long-term debt at September 30, 2009 and December 31, 2008, including the current portion, was approximately $90,493 and $124,446, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands of dollars, except share and per share data)

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

	Three Months Ended September 30,
	2009		2008		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$441,802	100.0%	$632,892	100.0%	$(191,090)	(30.2%)
Cost of goods sold	316,671	71.7%	436,014	68.9%	(119,343)	(27.4%)

Gross profit	125,131	28.3%	196,878	31.1%	(71,747)	(36.4%)
Selling, general & administrative expenses	84,778	19.2%	107,097	16.9%	(22,319)	(20.8%)
Rationalization charges	7,144	1.6%	—	0.0%	7,144	NA

Operating income	33,209	7.5%	89,781	14.2%	(56,572)	(63.0%)
Interest income	716	0.2%	2,317	0.4%	(1,601)	(69.1%)
Equity (loss) earnings in affiliates	(8,692)	(2.0%)	3,739	0.6%	(12,431)	(332.5%)
Other income	1,030	0.2%	201	0.0%	829	412.4%
Interest expense	(2,032)	(0.5%)	(3,156)	(0.5%)	1,124	(35.6%)

Income before income taxes	24,231	5.5%	92,882	14.7%	(68,651)	(73.9%)
Income taxes	11,474	2.6%	23,671	3.7%	(12,197)	(51.5%)

Net income	$12,757	2.9%	$69,211	10.9%	$(56,454)	(81.6%)

Net Sales: Net sales for the third quarter of 2009 decreased 30.2% to $441,802 from $632,892 in the third quarter of 2008. The decrease in Net sales reflects a $178,138 (28.1%) decrease due to volume, a $23,082 (3.6%) decrease due to price, a $26,987 (4.3%) increase from acquisitions and a $16,857 (2.7%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American segment decreased 35.1% to $240,505 in the third quarter of 2009 compared with $370,474 in the third quarter of 2008. This decrease reflects a decrease of $117,592 (31.7%) due to volume, an $11,520 (3.1%) decrease due to price and an $857 (0.2%) decrease as a result of changes in foreign currency exchange rates. Net sales for the European segment decreased 36.9% to $89,435 in the third quarter of 2009 compared with $141,693 in the third quarter of 2008. This decrease reflects a decrease of $32,086 (22.6%) due to volume, a $9,549 (6.7%) decrease due to price and a $10,623 (7.5%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for the Other Countries segment decreased 7.3% to $111,862 in the third quarter of 2009 compared with $120,725 in the third quarter of 2008. This decrease reflects a decrease of $28,460 (23.6%) due to volume, a $2,013 (1.7%) decrease due to price, a $26,987 (22.4%) increase from acquisitions and a $5,377 (4.5%) unfavorable impact as a result of changes in foreign currency exchange rates.

Gross Profit: Gross profit decreased 36.4% to $125,131 for the third quarter of 2009 compared with $196,878 in the third quarter of 2008. As a percentage of Net sales, Gross profit decreased to 28.3% in the third quarter of 2009 from 31.1% in the third quarter of 2008. The decrease was primarily a result of lower volumes and higher retirement costs in the U.S. of $4,061. Foreign currency exchange rates had a $3,229 unfavorable translation impact in the third quarter of 2009. In addition, the Company has reduced the LIFO reserve by $7,650. The decrease in the LIFO reserve was principally a result of decreases in commodity prices in 2009, primarily steel, and a reduction in inventory levels. The reduction in inventory levels is estimated to have impacted the decrease in the LIFO reserve by $3,825.

Selling, General & Administrative (SG&A) Expenses: SG&A expenses decreased $22,319 (20.8%) in the third quarter of 2009 compared with the third quarter of 2008. The decrease was primarily due to lower bonus expense of $16,230, lower selling, administrative and research and development expense of $5,897, the favorable translation impact of foreign currency exchange rates of $2,601 and incremental foreign currency transaction gains of $4,106 partially offset by higher retirement costs in the U.S. of $3,007 and incremental SG&A from acquisitions of $2,737.

Rationalization Charges: In the third quarter of 2009, the Company recorded $7,144 ($6,340 after-tax) in charges related to rationalization activities at facilities around the world as the Company adjusts its cost base to current market conditions. The charges include the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe and Other Countries segments and are primarily employee severance costs.

Interest Income: Interest income decreased to $716 in the third quarter of 2009 from $2,317 in the third quarter of 2008. The decrease was due to lower interest rates on cash and cash equivalents in 2009 when compared with 2008.

Equity (Loss) Earnings in Affiliates: Equity loss in affiliates was $8,692 in the third quarter of 2009 compared with earnings of $3,739 in the third quarter of 2008. Equity earnings were down primarily as a result of a loss of $7,943 recorded on the acquisition of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”) and the related disposal of an interest in Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”), the Company’s Taiwanese joint venture.

Interest Expense: Interest expense decreased to $2,032 in the third quarter of 2009 from $3,156 in the third quarter of 2008 primarily as a result of a lower average debt balance from the payment of $30,000 on the Senior Unsecured Note that matured in March 2009 and the impact of a lower effective interest rate as a result of interest rate swaps.

Income Taxes: The Company recorded $11,474 of tax expense on pre-tax income of $24,231, resulting in an effective tax rate of 47.4% for the three months ended September 30, 2009. The effective tax rate exceeds the Company’s statutory rate due to losses at certain non-U.S. entities, including the loss on the acquisition of Jin Tai and related disposal of Kuang Tai of $7,943, for which no tax benefit has been provided, partially offset by a benefit for the utilization of foreign tax credits.

The effective income tax rate of 25.5% for the three months ended September 30, 2008 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.

Net Income: Net income for the third quarter of 2009 was $12,757 compared with $69,211 in the third quarter of 2008. Diluted earnings per share for the third quarter of 2009 was $0.30 compared with earnings of $1.60 per share in the third quarter of 2008. Foreign currency exchange rate movements had an unfavorable translation effect of $284 and a favorable translation effect of $887 on net income for the third quarter of 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

	Nine Months Ended September 30,
	2009		2008		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,266,836	100.0%	$1,952,945	100.0%	$(686,109)	(35.1%)
Cost of goods sold	945,066	74.6%	1,373,902	70.4%	(428,836)	(31.2%)

Gross profit	321,770	25.4%	579,043	29.6%	(257,273)	(44.4%)
Selling, general & administrative expenses	242,415	19.1%	319,176	16.3%	(76,761)	(24.0%)
Rationalization charges	25,720	2.0%	—	0.0%	25,720	NA

Operating income	53,635	4.2%	259,867	13.3%	(206,232)	(79.4%)
Interest income	2,780	0.2%	6,616	0.3%	(3,836)	(58.0%)
Equity (loss) earnings in affiliates	(6,123)	(0.5%)	8,102	0.4%	(14,225)	(175.6%)
Other income	2,341	0.2%	1,327	0.1%	1,014	76.4%
Interest expense	(6,547)	(0.5%)	(8,939)	(0.5%)	2,392	(26.8%)

Income before income taxes	46,086	3.6%	266,973	13.7%	(220,887)	(82.7%)
Income taxes	21,855	1.7%	74,157	3.8%	(52,302)	(70.5%)

Net income	$24,231	1.9%	$192,816	9.9%	$(168,585)	(87.4%)

Net Sales: Net sales for the first nine months of 2009 decreased 35.1% to $1,266,836 from $1,952,945 in the first nine months of 2008. The decrease in Net sales reflects a $643,096 (32.9%) decrease due to volume, a $4,621 (0.2%) increase due to price, a $40,637 (2.1%) increase from acquisitions and an $88,271 (4.5%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for the North American segment decreased 36.4% to $726,877 in the first nine months of 2009 compared with $1,142,322 in the first nine months of 2008. This decrease reflects a decrease of $410,355 (35.9%) due to volume, a $4,129 (0.4%) increase due to price and a $9,219 (0.8%) decrease as a result of changes in foreign currency exchange rates. Net sales for the European segment decreased 39.9% to $276,734 in the first nine months of 2009 compared with $460,116 in the first nine months of 2008. This decrease reflects a decrease of $120,702 (26.2%) due to volume, a $13,271 (2.9%) decrease due to price, a $5,242 (1.1%) increase from acquisitions and a $54,651 (11.9%) unfavorable impact as a result of changes in foreign currency exchange rates. Net sales for the Other Countries segment decreased 24.9% to $263,225 in the first nine months of 2009 compared with $350,507 in the first nine months of 2008. This decrease reflects a decrease of $112,039 (32.0%) due to volume, a $13,763 (3.9%) increase due to price, a $35,395 (10.1%) increase from acquisitions and a $24,401 (7.0%) unfavorable impact as a result of changes in foreign currency exchange rates.

Gross Profit: Gross profit decreased 44.4% to $321,770 during the first nine months of 2009 compared with $579,043 in the first nine months of 2008. As a percentage of Net sales, Gross profit decreased to 25.4% in the first nine months of 2009 from 29.6% in the first nine months of 2008. This decrease was primarily a result of lower volumes, the liquidation of higher cost inventories and higher retirement costs in the U.S. of $10,415 offset by lower product liability costs of $4,432 primarily due to a gain on an insurance settlement. Foreign currency exchange rates had a $15,260 unfavorable translation impact in the first nine months of 2009. In addition, the Company has reduced the LIFO reserve by $13,595. The decrease in the LIFO reserve was principally a result of decreases in commodity prices in 2009, primarily steel, and a reduction in inventory levels. The reduction in inventory levels is estimated to have impacted the decrease in the LIFO reserve by $6,798.

Selling, General & Administrative (SG&A) Expenses: SG&A expenses decreased $76,761 (24.0%) in the first nine months of 2009 compared with the first nine months of 2008. The decrease was primarily due to lower bonus expense of $55,965, lower selling, administrative and research and development expenses of $11,059, favorable translation impact of foreign currency exchange rates of $15,813 and incremental foreign currency transaction gains of $6,273 partially offset by higher retirement costs in the U.S. of $9,085 and incremental SG&A from acquisitions of $3,904. The Company realized a gain of $1,543 on the settlement of a pension obligation during 2009 that was recorded as a reduction to SG&A expenses.

Rationalization Charges: In the first nine months of 2009, the Company recorded $25,720 ($20,407 after-tax) in charges related to rationalization activities at facilities around the world as the Company adjusts its cost base to current market conditions. The charges include the closure of two manufacturing facilities and are primarily employee severance costs.

Interest Income: Interest income decreased to $2,780 in the first nine months of 2009 from $6,616 in the first nine months of 2008. The decrease was due to lower interest rates on cash and cash equivalents in 2009 when compared with 2008.

Equity (Loss) Earnings in Affiliates: Equity loss in affiliates was $6,123 in the first nine months of 2009 compared with earnings of $8,102 in the first nine months of 2008. Results for the first nine months include a loss of $7,943 recorded on the acquisition of Jin Tai and the related disposal of an interest in Kuang Tai, the Company’s Taiwanese joint venture, and income of $5,667 as the Company’s share of the gain realized on the sale of a property by the Company’s joint venture in Turkey. Excluding these items, equity earnings were down primarily as a result of lower earnings at the Company’s joint venture in Taiwan prior to the acquisition of Jin Tai.

Interest Expense: Interest expense decreased to $6,547 in the first nine months of 2009 from $8,939 in the first nine months of 2008 primarily as a result of a lower average debt balance from the payment of $30,000 on the Senior Unsecured Note that matured in March 2009 and the impact of a lower effective interest rate as a result of interest rate swaps.

Income Taxes: The Company recorded $21,855 of tax expense on pre-tax income of $46,086, resulting in an effective tax rate of 47.4% for the nine months ended September 30, 2009. The effective tax rate exceeds the Company’s statutory rate due to losses at certain non-U.S. entities, including the loss on the acquisition of the Jin Tai and related disposal of Kuang Tai of $7,943, for which no tax benefit has been provided, partially offset by a benefit for the utilization of foreign tax credits.

The effective income tax rate of 27.8% for the nine months ended September 30, 2008 was lower than the Company’s statutory rate primarily because of the utilization of foreign tax credits, lower taxes on non-U.S. earnings and the utilization of foreign tax loss carryforwards.

Net Income: Net income for the first nine months of 2009 was $24,231 compared with $192,816 in the first nine months of 2008. Diluted earnings per share for the first nine months of 2009 was $0.57 compared with earnings of $4.47 per share in the first nine months of 2008. Foreign currency exchange rate movements had a favorable translation effect of $387 and $5,171 on net income for the first nine months of 2009 and 2008, respectively.

Liquidity and Capital Resources

The Company’s cash flow from operations, while cyclical, has been reliable and strong. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas for improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2009	2008	Change
Cash provided by operating activities:	$231,313	$216,743	$14,570
Cash used by investing activities:	(43,693)	(80,911)	37,218
Capital expenditures	(26,285)	(53,479)	27,194
Acquisition of businesses, net of cash acquired	(17,558)	(28,021)	10,463
Cash used by financing activities:	(71,632)	(38,012)	(33,620)
(Payments on) proceeds from short-term borrowings, net	(6,900)	6,098	(12,998)
(Payments on) proceeds from long-term borrowings, net	(30,452)	546	(30,998)
Purchase of shares for treasury	(343)	(23,121)	22,778
Cash dividends paid to shareholders	(34,347)	(32,071)	(2,276)
Increase in Cash and cash equivalents	121,635	95,208	26,427

Cash and cash equivalents increased 42.8% or $121,635 during the first nine months of 2009 to $405,967 as of September 30, 2009 from $284,332 as of December 31, 2008. This compares to an increase of 43.8% or $95,208 to $312,590 during the first nine months of 2008.

Cash provided by operating activities increased by $14,570 for the first nine months of 2009 compared with 2008. The increase was primarily related to lower accounts receivable and inventory as the Company reduced working capital commensurate with the decline in demand levels when compared with 2008. Average operating working capital to sales was 24.4% at September 30, 2009 compared with 26.1% at December 31, 2008 and 24.5% at September 30, 2008. Days sales in inventory increased to 117.2 days at September 30, 2009 from 115.8 days at December 31, 2008 and decreased from 121.8 days at September 30, 2008. Accounts receivable days increased to 60.0 days at September 30, 2009 from to 55.0 days at December 31, 2008 and 57.2 days at September 30, 2008. Average days in accounts payable increased to 36.0 days at September 30, 2009 from 32.1 days at December 31, 2008 and decreased from 43.6 days at September 30, 2008.

Cash used by investing activities for the first nine months of 2009 compared with 2008 decreased by $37,218. This reflects a decrease in cash used in the acquisition of businesses of $10,463 and a decrease in capital expenditures of $27,194 to $26,285 from $53,479 in 2008. The Company anticipates capital expenditures in 2009 in the range of $35,000 - $40,000. Anticipated capital expenditures reflect investments to improve operational effectiveness and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities increased $33,620 to $71,632 in the first nine months of 2009 compared with the first nine months of 2008. The increase was primarily due to the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity, a reduction in short-term borrowings of $6,900 in the current period versus an increase of $6,098 in the comparable period of the prior year and a decrease in proceeds from the exercise of stock options and related tax benefits of $10,126 partially offset by lower purchases of shares for treasury of $22,778.

The Company has investments in Venezuela, which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. The Company had essentially eliminated its Venezuelan subsidiary’s U.S. dollar net liability position as of September 30, 2009.

The Company’s debt levels decreased from $142,230 at December 31, 2008, to $130,721 at September 30, 2009 primarily due to the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity during March of 2009 partially offset by short-term debt assumed in the acquisition of Jin Tai of $22,340 at September 30, 2009. Debt to total invested capital decreased to 11.0% at September 30, 2009 from 12.3% at December 31, 2008.

The Company’s Board of Directors has authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 11,215,390 shares at a cost of $274,531 through September 30, 2009.

In October 2009, the Company paid a cash dividend of $0.27 per share, or $11,454, to shareholders of record on September 30, 2009.

Rationalization

The Company recorded rationalization charges of $25,720 during the nine months ended September 30, 2009. During the third quarter of 2009, the Company initiated various actions including the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe and Other Countries segments. These actions are expected to affect 78 and 77 employees in the Europe and Other Countries segments, respectively, and are expected to cost approximately $12,000, of which the Company recorded rationalization charges of $7,325 in the three months ended September 30, 2009. At September 30, 2009, a liability related to these actions of $5,218 was recorded in “Other current liabilities.” Costs related to these actions relate primarily to employee severance actions that are expected to be substantially completed and paid over the next year.

During the second quarter of 2009, the Company initiated various actions including the closure of a manufacturing facility in the Europe segment. These actions affected 119 and 112 employees in the Europe and Other Countries segments, respectively. The Company recorded rationalization charges of $6,649 in the nine months ended September 30, 2009 related to these actions. A liability related to these actions of $2,717 was recorded in “Other current liabilities” at September 30, 2009. These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid over the next year.

Actions taken during the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees. These actions affected 350, 48 and 170 employees in the North America, Europe and Other Countries segments, respectively. The Company recorded rationalization charges of $11,898 in the nine months ended September 30, 2009 related to these actions. A liability related to these actions of $621was recorded in “Other current liabilities” at September 30, 2009. These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid by the end of 2009.

Actions taken during the fourth quarter of 2008 affected 65 and 67 employees in the North America and Europe segments, respectively. The Company recorded rationalization charges of $2,447 at December 31, 2008 and $33 in the nine months ended September 30, 2009 related to these actions. At September 30, 2009, a liability related to these actions of $40 was recorded in “Other current liabilities.” These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid by the end of 2009.

The Company is in the process of terminating the Harris Calorific Limited (“Harris Ireland”) Pension Plan. During the nine months ended September 30, 2009, the Company received cash of $1,740 and recorded a gain of $185 in connection with the termination.

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in subsequent quarters.

Acquisitions

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. The transaction will expand the Company’s customer base and give the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai. Under the terms of the agreement, the Company exchanged its 35% interest in Kuang Tai with a fair value of $22,723, paid cash of $33,590 and will pay an additional $6,122 in cash over the next three years.

The fair value of the Company’s previous non-controlling direct interest in Jin Tai was $8,675. The carrying values of the Company’s interests in Kuang Tai and Jin Tai were $29,368 and $9,973, respectively. The excess carrying value over fair value of these interests resulted in a loss on the transaction of $7,943 recorded to “Equity (loss) earnings in affiliates.”

The Company previously reported its proportional share of Jin Tai’s net income under the equity method to “Equity (loss) earnings in affiliates” in the Consolidated Statements of Income. Jin Tai’s sales were $186,774 in 2008 and $74,834 in 2009 prior to the acquisition. Jin Tai’s sales of $21,143 after the acquisition were included in “Net sales” in the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2009. The pro forma impact on the results of operations if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

The Company’s preliminary estimate of the identifiable assets acquired and liabilities assumed upon the acquisition of Jin Tai is as follows:

July 29, 2009
Cash and cash equivalents	$16,032
Accounts receivable	23,018
Inventory	17,037
Other current assets	18,932
Property, plant and equipment	29,581
Non-current assets	22,197

Total assets acquired	126,797
Amounts due banks	28,833
Trade accounts payable	2,306
Other current liabilities	7,839
Other long-term liabilities	15,459

Total liabilities assumed	54,437

Net assets acquired	$72,360

All assets acquired and liabilities assumed were recorded at estimated fair value. The Company is finalizing the valuation of Jin Tai’s uncertain tax positions. Intangible assets of $15,201 and goodwill of $1,411 were recorded to “Non-current assets.” Goodwill of $1,411 was allocated to the Other Countries segment and is not expected to be deductible for income tax purposes. Net assets acquired included a non-controlling interest in one of Jin Tai’s operations valued at $1,250. This non-controlling interest was acquired during the three months ended September 30, 2009 and accounted for as an equity transaction.

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

Debt

As of September 30, 2009, the Company was in compliance with its debt covenants. The Company repaid the $30,000 Series B Note on maturity in March 2009, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.

During February 2009, the Company terminated interest rate swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $1,010 in the first nine months of 2009 and is expected to reduce annual interest expense by $1,429 in 2009. At September 30, 2009, $4,069 remains to be amortized and is recorded in “Long-term debt, less current portion.” Additionally, the amortization of a gain of $10,163 on interest rate swaps terminated in 2003 reduced “Interest expense” by $261 and $717 in the first nine months of 2009 and 2008, respectively, and is expected to reduce annual interest expense by $313 in 2009. At September 30, 2009, $494 remains to be amortized and is recorded in “Long-term debt, less current portion.” The weighted average effective interest rate on the Notes, net of the impact of swaps, was 4.1% for the nine months ended September 30, 2009.

Revolving Credit Agreement

The Company has a $175,000 five-year revolving Credit Agreement expiring in December 2009. The Credit Agreement may be used for general corporate purposes and may be increased subject to certain conditions by an additional amount up to $75,000. The interest rate on borrowings under the Credit Agreement is based on either LIBOR plus a spread based on the Company’s leverage ratio or the prime rate at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio. The Credit Agreement contains affirmative and negative covenants including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, subordinated debt and transactions with affiliates. As of September 30, 2009, there are no borrowings under the Credit Agreement. The Company expects to renew the Credit Agreement for $150,000 for a term of three years prior to its expiration in December 2009.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Emerging Issues Task Force (EITF) issue 08-01, “Revenue Arrangements with Multiple Deliverables” (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This Statement provides principles for allocating consideration among multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standard (SFAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement in the third quarter of 2009. Adoption did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” which was later superseded by the FASB Codification and included in topic 855. This update to the Codification established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update to the Codification was adopted in the second quarter of 2009 and did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which was later superseded by the FASB Codification and included in topic 815. This update to the Codification requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This update is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company adopted these provisions as of January 1, 2009. See Note 15 for the Company’s disclosures pursuant to adoption.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which was later superseded by the FASB Codification and included in topic 810. This update to the Codification clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted these provisions as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; currency exchange and interest rates; adverse outcome of pending or potential litigation; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of international terrorism and hostilities on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K.

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

At September 30, 2009, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 17,446 plaintiffs, which is a net decrease of 136 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 38,166 of those claims were dismissed, twelve were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 559 were decided in favor of the Company following summary judgment motions. On October 9, 2009, a jury returned a verdict in one such case in favor of the Company and two co-defendants in the Common Pleas Court of Philadelphia County, Pennsylvania.

At September 30, 2009, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,344 plaintiffs, which is a net decrease of 564 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At September 30, 2009, cases involving 2,041 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 13,453 of those claims were dismissed, 20 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (four of which are being or will be appealed). In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion. On August 5, 2009, a jury returned a verdict in one such case in favor of the Company and two co-defendants in the Circuit Court of Mason County, West Virginia. On October 6, 2009, a jury returned a verdict in another similar case in favor of the plaintiff, awarding an aggregate amount of damages of $5.8 million, of which $0.8 million were compensatory (of which $0.3 million were allocable to the Company) and $5.0 million were punitive (of which $0.8 million were allocable to the Company). The Company plans to appeal this verdict after the final judgment is entered.

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

ITEM 5. OTHER INFORMATION

(a) On November 3, 2009, the Board of Directors of the Company authorized amendments to Article IV (Indemnification and Insurance) of the Company’s Amended and Restated Code of Regulations dated April 25, 2008 to provide for mandatory indemnification of officers and directors of the Company and permissive (reserved for Board action) indemnification for employees and agents, in each case to the full extent permitted from time to time by the laws of the State of Ohio. The indemnification provision previously provided for mandatory indemnification by the Company of directors, officers, employees and agents of the Company. A copy of the Company’s Amended and Restated Code of Regulations dated November 3, 2009 is attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibits

3.2	Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc. as of November 3, 2009 (filed herewith).

31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Vincent K. Petrella
Vincent K. Petrella
Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)
November 4, 2009