Form 10-K
period 2009-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2010-02-22
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009                      Commission file number 0-1402

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the common shares held by non-affiliates as of June 30, 2009 was $1,438,957,655 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of December 31, 2009 was 42,637,247.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement to be filed on or about March 19, 2010 with respect to the registrant’s 2010 Annual Meeting of Shareholders.

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

The Company is a broad-line manufacturer and reseller of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. In addition, the Company has a leading global position in the brazing and soldering alloys market.

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

The Company has wholly-owned subsidiaries or joint venture manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Portugal, Turkey, United Kingdom and Venezuela. Nearly all of the above facilities are ISO 9001 certified.

During the fourth quarter of 2009, the Company realigned its business units into five operating segments to enhance the utilization of the Company’s worldwide resources and global sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The other three welding segments include welding operations in Europe, Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company’s global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 3 to the Company’s Consolidated Financial Statements for segment and geographic area information.

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

The Company’s major end-user markets include:

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

Competition

Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world’s largest manufacturer of consumables and equipment with relatively few major broad-line competitors worldwide, but numerous smaller competitors in specific geographic markets. The Company continues to pursue strategies to heighten its competitiveness in domestic and international markets, which includes positioning low cost manufacturing facilities in most geographical markets. Competition in the arc welding and cutting industry is on the basis of brand preference, product quality, price, performance, warranty, delivery, service and technical support. The Company believes its performance against these factors has contributed to the Company’s position as the leader in the industry.

Most of the Company’s products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the marketplace because of its highly trained technical sales force and the support of its welding research and development staff, which allow it to assist the consumers of its products in optimizing their welding applications. The Company utilizes this technical expertise to present its Guaranteed Cost Reduction Program to end users through which the Company guarantees that the user will achieve cost savings in its manufacturing process when it utilizes the Company’s products. This allows the Company to introduce its products to new users and to establish and maintain close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company’s products, is an important element of the Company’s market success and a valuable asset of the Company.

Raw Materials

The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, engines, brass, copper and aluminum alloys, all of which are normally available for purchase in the open market.

Patents and Trademarks

The Company holds many valuable patents, primarily in arc welding, and has increased the application process as research and development has progressed in both the United States and major international jurisdictions. The Company believes its trademarks are an important asset and aggressively pursues brand management.

Environmental Regulations

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 14001 certified at all significant manufacturing facilities in North America and Europe and is working to gain certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at nearly all facilities worldwide.

International Operations

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non- U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations.

Research and Development

Research activities, which the Company believes provide a competitive advantage, relate to the development of new products and the improvement of existing products. Research activities are Company-sponsored. Refer to Note 1 to the consolidated financial statements with respect to total costs of research and development.

Employees

The number of persons employed by the Company worldwide at December 31, 2009 was 8,950. See Item 10 of Part III for information regarding the Company’s executive officers, which is incorporated herein by reference.

Website Access

The Company’s website, www.lincolnelectric.com, is used as a channel for routine distribution of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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

In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. Many of our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K. We can mitigate these risks and their impact on the Company only to a limited extent.

Our Enterprise Risk Management (“ERM”) process seeks to identify and address significant risks. Our ERM process is a company-wide initiative that is designed with the intent of prioritizing risks and giving risks appropriate consideration. We use the integrated risk framework of the Committee of Sponsoring Organizations to assess, manage and monitor risks.

Management has identified and prioritized critical risks based on the severity and likelihood of each risk and assigned an executive to address each major identified risk area and lead action plans to monitor and mitigate risks, where possible. Our Board of Directors provides oversight of the ERM process and systematically reviews identified critical risks. The Audit Committee also reviews major financial risk exposures and the steps management has taken to monitor and seek to control them.

Our goal is to proactively manage risks in a structured approach and in conjunction with strategic planning, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results.

The risks and uncertainties described below and all of the other information in this Annual Report on Form 10-K should be carefully considered. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

General economic and market conditions may adversely affect the Company’s financial condition, results of operations and access to capital markets.

The Company’s operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, higher tax rates and other changes in tax laws or other economic factors could adversely affect demand for the Company’s products. The industrial downturn recently experienced affecting the U.S. and global economies could continue to negatively impact investment activity within key geographic and market segments served by the Company. In addition, any further deterioration in the condition of financial markets may limit the Company’s access to capital markets. There can be no assurances that government responses to disruptions in the financial and broader industrial markets will restore market confidence.

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

At December 31, 2009, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,333 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 17,191 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 13,471 of those claims were dismissed, 20 were tried to defense verdicts in favor of us and five were tried to plaintiff verdicts (four of which are being or will be appealed). In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of us following a motion for summary judgment. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 38,465 of those claims were dismissed, 12 were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 563 were decided in favor of us following summary judgment motions.

Defense costs remain significant. The long-term impact of the manganese and asbestos loss contingencies, in each case in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and we benefit significantly from cost-sharing with co-defendants and insurance carriers. While we intend to contest these lawsuits vigorously, and believe we have applicable insurance relating to these claims, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese and asbestos, including the future impact of changing cost sharing arrangements or a change in our overall trial experience.

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

The cyclicality and maturity of the arc welding and cutting industry in developed markets may adversely affect our performance.

The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is very cyclical in nature. The growth of the arc welding and cutting industry in developed markets has been and continues to be constrained by factors such as the increased cost of steel. Overall demand for arc welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may be substantially decreased, which could reduce demand for our products, our revenues and our results of operations.

We may not be able to complete our acquisition strategy or successfully integrate acquired businesses.

Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. For example, the Company has completed and continues to pursue acquisitions or joint ventures in the People’s Republic of China in order to strategically position resources to increase our presence in this growing market. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may involve the expenditure of significant funds and management time. Depending on the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Our current operational cash flow is sufficient to fund our current acquisition plans, but a significant acquisition could require access to the capital markets. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize the expected benefits from any completed acquisition.

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

We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. We have initiated significant rationalization activities to align our business to current market conditions. Rationalization activities could fail to deliver the desired competitive cost structure and could result in disruptions in customer service. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our operations, results and prospects could suffer.

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

Our long-term strategy is to continue to increase our share in growing international markets, particularly Asia (with emphasis in China and India), Latin America, Eastern Europe and other developing markets. There are a number of risks in doing business abroad, which may impede our ability to achieve our strategic objectives relating to our foreign operations. Many developing countries, like Venezuela, have a significant degree of political and economic uncertainty that may impede our ability to implement and achieve our foreign growth objectives. Conducting business internationally also subjects us to corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Cooperation and Development Convention). Failure by the Company or its sales representatives or agents to comply with these laws and regulations could result in administrative, civil or criminal liabilities, all or any of which could negatively impact our business and reputation.

Moreover, social unrest, the absence of trained labor pools and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries have slowed our business expansion into some developing economies. Our presence in emerging markets has been facilitated in part through joint venture agreements with local organizations. While this strategy has allowed us to gain a footprint in emerging markets while leveraging the experience of local organizations, it also presents corporate governance and management challenges.

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

We are subject to increasingly complex environmental regulations affecting international manufacturers, including those related to air and water emissions, waste management and climate change.

There is a growing political and scientific belief that emissions of greenhouse gases (“GHG”) alter the composition of the global atmosphere in ways that are affecting the global climate. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. There is growing consensus that some form of U.S. regulation will be forthcoming at the federal level with respect to GHG emissions. Such regulation could result in regulatory or product standard requirements for the Company’s global businesses but because any impact is dependent on the design of the mandate or standard, the Company is unable to predict its significance at this time.

Furthermore, the potential physical impacts of theorized climate change on the Company’s customers, and therefore on the Company’s operations, are speculative and highly uncertain, and would be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns

(including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of the Company’s operations.

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

The Company has 38 manufacturing facilities, including operations and joint ventures in 18 countries, the locations (grouped by operating segment) of which are as follows:

North American Welding:
United States	Cleveland, Ohio; Oceanside, California.
Canada	Toronto; Mississauga.
Mexico	Mexico City; Torreon.

Europe Welding:
France	Grand-Quevilly.
Germany	Essen.
Italy	Genoa; Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Swietochlowice; Dzierzoniow.
Portugal	Lisbon.
Turkey	Istanbul.
United Kingdom	Sheffield; Chertsey.

Asia Pacific Welding:
Australia	Sydney.
India	Chennai.
Indonesia	Cikarang.
People’s Republic of China	Shanghai; Jining; Jinzhou; Nanjing; Zhengzhou.

South America Welding:
Brazil	Sao Paulo.
Colombia	Bogota.
Venezuela	Maracay.

The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California.
Brazil	Guarulhos.
Mexico	Tijuana.
Poland	Dzierzoniow.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company’s foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business. At December 31, 2009, $2.2 million of indebtedness under capital leases was secured by property with a book value of $4.7 million.

In addition, the Company maintains operating leases for its distribution centers and many sales offices throughout the world. See Note 11 to the Company’s Consolidated Financial Statements with respect to lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2009, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 17,191 plaintiffs, which is a net decrease of 255 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 38,465 of those claims were dismissed, 12 were tried to defense verdicts, four were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 563 were decided in favor of the Company following summary judgment motions.

At December 31, 2009, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,333 plaintiffs, which is a net decrease of 11 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At December 31, 2009, cases involving 2,048 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 13,471 of those claims were dismissed, 20 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (four of which are being or will be appealed). In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(In thousands of dollars, except per share data)

The Company’s common shares are traded on The NASDAQ Stock Market under the symbol “LECO.” The number of record holders of common shares at December 31, 2009 was 1,758.

The total amount of dividends paid in 2009 was $45,801. For 2009, dividends were paid quarterly on January 15, April 15, July 15 and October 15.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2009			2008
	Stock Price		Dividends Declared	Stock Price		Dividends Declared
	High	Low		High	Low
First quarter	$56.22	$26.32	$0.27	$71.48	$53.32	$0.25
Second quarter	45.96	30.88	0.27	86.97	64.07	0.25
Third quarter	52.81	32.97	0.27	86.47	59.78	0.25
Fourth quarter	56.71	42.90	0.28	65.11	34.27	0.27

Source: The NASDAQ Stock Market

Issuer purchases of equity securities for 2009 were:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
February 1-28, 2009	8,407	$40.85	8,407	3,784,610

(1)	The above acquisition consists of the surrender of 8,407 shares of the Company’s common shares to satisfy minimum income tax withholding requirements related to the vesting of 30,550 restricted shares granted pursuant to the Company’s 1998 Stock Plan.
(2)	The Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 11,215,390 shares at a cost of $274,531 for a weighted average cost of $24.48 per share through December 31, 2009.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on Lincoln Electric Holdings, Inc. (“Lincoln”) common shares against the cumulative total return of the S&P Composite 500 Stock Index (“S&P 500”) and the S&P 400 MidCap Index (“S&P 400”) for the five-year calendar period commencing January 1, 2005 and ending December 31, 2009. This graph assumes that $100 was invested on December 31, 2004 in each of Lincoln common, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a large number of privately held competitors and competitors that are relatively small entities of large publicly traded companies.

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands of dollars, except per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net sales	$1,729,285	$2,479,131	$2,280,784	$1,971,915	$1,601,190
Net income	48,576	212,286	202,736	175,008	122,306
Basic earnings per share	$1.15	$4.98	$4.73	$4.11	$2.93
Diluted earnings per share	1.14	4.93	4.67	4.07	2.90
Cash dividends declared	1.09	1.02	0.91	0.79	0.73
Total assets	$1,705,292	$1,718,805	$1,645,296	$1,394,579	$1,161,161
Long-term debt	87,850	91,537	117,329	113,965	157,853

Results for 2009 include rationalization and asset impairment charges of $29,897 ($23,789 after-tax). The Company’s rationalization activities to align the business to current market conditions resulted in charges of $29,018 ($23,193 after-tax) and impairment charges of $879 ($596 after-tax) were recognized for certain indefinite-lived intangible assets. Results also include a loss of $7,943 ($7,943 after-tax) associated with the acquisition of a business in China and the related disposal of an interest in Taiwan, a pension settlement gain of $1,543 ($1,543 after-tax) and a gain on the sale of a property by the Company’s joint venture in Turkey of $5,667 ($5,667 after-tax).

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

Results for 2007 include a net gain of $188 ($107 after-tax) relating to the Company’s rationalization programs.

Results for 2006 include a charge of $3,478 ($3,478 after-tax) relating to the Company’s rationalization programs and a gain of $9,006 ($7,204 after-tax) on the sale of a facility in Ireland.

Results for 2005 include a charge of $1,761 ($1,303 after-tax) relating to the Company’s rationalization programs, a one-time state income tax benefit of $1,807 (net of federal benefit) relating to changes in Ohio tax laws, a favorable adjustment of $8,711 related to the resolution of prior years’ tax liabilities, a net favorable tax benefit of $1,146 associated with the repatriation of foreign earnings and a gain of $1,418 ($876 after-tax) on the settlement of legal disputes.

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

General

The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.

The Company is one of only a few worldwide broad-line manufacturers of both arc welding equipment and consumable products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company’s welding product offering also includes regulators and torches used in oxy-fuel welding and cutting. In addition, the Company has a leading global position in the brazing and soldering alloys market.

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

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, People’s Republic of China, Poland, Portugal, Turkey, United Kingdom and Venezuela.

During the fourth quarter of 2009, the Company realigned its business units into five operating segments to enhance the utilization of the Company’s worldwide resources and global sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The other three welding segments include welding operations in Europe, Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company’s global cutting, soldering and brazing businesses as well as the retail business in the United States. The segment information of prior periods has been recast to conform to the current segment presentation.

The principal raw materials essential to the Company’s business are various chemicals, electronics, steel, engines, brass, copper and aluminum alloys, all of which are normally available for purchase in the open market.

The Company’s facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company’s earnings. The Company is ISO 9001 certified at nearly all facilities worldwide. In addition, the Company is ISO 14001 certified at all significant manufacturing facilities in North America and Europe and is working to gain certification at its remaining facilities worldwide.

Key Indicators

Key economic measures relevant to the Company include industrial production trends, steel consumption, purchasing manager indices, capacity utilization within durable goods manufacturers and consumer confidence indicators. Key industries which provide a relative indication of demand drivers to the Company include steel, farm machinery and equipment, construction and transportation, fabricated metals, electrical equipment, ship and boat building, defense, truck manufacturing, energy and railroad equipment. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company’s welding products.

Key operating measures utilized by the operating units to manage the Company include orders, sales, inventory and fill-rates, all of which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company’s executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes and bonus; net income; operating cash flows; and capital expenditures, including applicable ratios such as return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
	2009		2008		2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$1,729,285	100.0%	$2,479,131	100.0%	$2,280,784	100.0%
Cost of goods sold	1,273,017	73.6%	1,758,980	71.0%	1,633,218	71.6%

Gross profit	456,268	26.4%	720,151	29.0%	647,566	28.4%
Selling, general & administrative expenses	333,395	19.3%	405,376	16.4%	370,122	16.2%
Rationalization and asset impairment charges (gain)	29,897	1.7%	19,371	0.8%	(188)	(0.0)%

Operating income	92,976	5.4%	295,404	11.9%	277,632	12.2%
Interest income	3,462	0.2%	8,845	0.4%	8,294	0.4%
Equity (loss) earnings in affiliates	(5,025)	(0.3)%	6,034	0.2%	9,838	0.4%
Other income	3,589	0.2%	1,681	0.1%	2,823	0.1%
Interest expense	(8,521)	(0.5)%	(12,155)	(0.5)%	(11,430)	(0.5)%

Income before income taxes	86,481	5.0%	299,809	12.1%	287,157	12.6%
Income taxes	37,905	2.2%	87,523	3.5%	84,421	3.7%

Net income	$48,576	2.8%	$212,286	8.6%	$202,736	8.9%

2009 Compared to 2008

Net Sales:    Net sales for 2009 decreased 30.2% to $1,729,285 from $2,479,131 in 2008. The decrease in Net sales reflects a $738,535 (29.8%) decrease due to volume, a $13,130 (0.5%) decrease due to price, a $73,450 (3.0%) increase from acquisitions and a $71,631 (2.9%) unfavorable impact as a result of changes in foreign currency exchange rates.

Net sales for the North America Welding segment decreased 34.7% to $858,180 in 2009 compared with $1,313,881 in 2008. This decrease reflects a decrease of $456,826 (34.8%) due to volume, a $15,912 (1.2%) increase due to price and a $14,787 (1.1%) decrease as a result of changes in foreign currency exchange rates.

Net sales for the Europe Welding segment decreased 35.7% to $346,383 in 2009 compared with $538,570 in 2008. This decrease reflects a decrease of $130,235 (24.2%) due to volume, a $22,510 (4.2%) decrease due to price, a $5,242 (1.0%) increase from acquisitions and a $44,684 (8.3%) unfavorable impact as a result of changes in foreign currency exchange rates.

Net sales for the Asia Pacific Welding segment decreased 9.7% to $208,280 in 2009 compared with $230,661 in 2008. This decrease reflects a decrease of $68,447 (29.7%) due to volume, a $5,471 (2.4%) decrease due to price, a $54,638, (23.7%) increase from acquisitions and a $3,101 (1.3%) unfavorable impact as a result of changes in foreign currency exchange rates.

Net sales for the South America Welding segment decreased 14.6% to $99,171 in 2009 compared with $116,061 in 2008. This decrease reflects a decrease of $23,831 (20.5%) due to volume, a $13,117 (11.3%) increase due to price and a $6,176 (5.3%) unfavorable impact as a result of changes in foreign currency exchange rates.

Net sales for The Harris Products Group segment decreased 22.4% to $217,271 in 2009 compared with $279,958 in 2008. This decrease reflects a decrease of $59,196 (21.1%) due to volume, a $14,178 (5.1%) decrease due to price, a $13,570, (4.8%) increase from acquisitions and a $2,883 (1.0%) unfavorable impact as a result of changes in foreign currency exchange rates.

Gross Profit:    Gross profit decreased 36.6% to $456,268 during 2009 compared with $720,151 in 2008. As a percentage of Net sales, Gross profit decreased to 26.4% in 2009 from 29.0% in 2008. This decrease was primarily a result of lower volumes, the liquidation of higher cost inventories and higher retirement costs in the U.S. of $15,466 offset by lower product liability costs of $5,412 primarily due to a gain on an insurance settlement. Foreign currency exchange rates had a $12,653 unfavorable translation impact in 2009. The LIFO reserve decreased by $28,467 as a result of decreases in commodity prices in 2009, primarily steel, and a reduction in inventory levels. The reduction in inventory levels resulted in a decrease to the LIFO reserve of $14,254.

Selling, General & Administrative (“SG&A”) Expenses:    SG&A expenses decreased $71,981 (17.8%) during 2009 compared with 2008. The decrease was primarily due to lower bonus expense of $56,292, lower selling, administrative and research and development expenses of $11,574, the favorable translation impact of foreign currency exchange rates of $12,785 and incremental foreign currency transaction gains of $9,172 partially offset by higher retirement costs in the U.S. of $12,120 and incremental SG&A from acquisitions of $6,118. The Company realized a gain of $1,543 on the settlement of a pension obligation during 2009 that was recorded as a reduction to SG&A expenses.

Rationalization and Asset Impairment Charges (Gain):    In 2009, the Company recorded $29,897 ($23,789 after-tax) in charges related to rationalization activities to align the business to current market conditions and asset impairments. These charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan. Rationalization activities during the year affected 1,063 employees and included the closure of two manufacturing facilities. Impairment charges on certain indefinite-lived intangible assets of $879 were also included under this caption.

Interest Income:    Interest income decreased to $3,462 in 2009 from $8,845 in 2008. The decrease was due to lower interest rates on Cash and cash equivalents in 2009 when compared with 2008.

Equity (Loss) Earnings in Affiliates:    Equity loss in affiliates was $5,025 in 2009 compared with earnings of $6,034 in 2008. The equity loss in 2009 includes a loss of $7,943 associated with the acquisition of Jinzhou Jin Tai Welding and Metal Co, Ltd. (“Jin Tai”) and the related disposal of an interest in Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”), the Company’s Taiwanese joint venture, and income of $5,667 as the Company’s share of a gain realized on the sale of a property by the Company’s joint venture in Turkey. Excluding these items, equity earnings decreased primarily as a result of losses at the Company’s joint venture in Taiwan prior to the acquisition of Jin Tai. See the “Acquisitions” section of Item 7 for additional information related to the acquisition of Jin Tai.

Interest Expense:    Interest expense decreased to $8,521 in 2009 from $12,155 in 2008 primarily as a result of a lower average debt balance from the payment of $30,000 on the Senior Unsecured Note that matured in March 2009 and the impact of the amortization of gains on the terminated interest rate swaps.

Income Taxes:    The Company recorded $37,905 of tax expense on pre-tax income of $86,481, resulting in an effective tax rate of 43.8% for 2009. The effective tax rate exceeds the Company’s statutory rate due to losses at certain non-U.S. entities, including the loss associated with the acquisition of Jin Tai and related disposal of Kuang Tai of $7,943, with no tax benefit, partially offset by a benefit for the utilization of foreign tax credits.

Net Income:    Net income for 2009 was $48,576 compared with $212,286 in the prior year. Diluted earnings per share for 2009 were $1.14 compared with earnings of $4.93 per share in 2008. Foreign currency exchange rate movements had a favorable translation effect of $612 and $2,508 on net income for 2009 and 2008, respectively.

Non-GAAP Financial Measures:    The Company reviews Operating income, Net income and Diluted earnings per share (“EPS”) excluding special items, non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. The following tables present reconciliations of Operating income, Net income and Diluted EPS as reported to Operating income, Net income and Diluted EPS excluding special items.

	Year Ended December 31,
	2009	2008
Operating income as reported	$92,976	$295,404
Special items:
Rationalization charges	29,018	2,447
Impairment charges	879	16,924
Pension settlement gain	(1,543)	—

Adjusted Operating income excluding special items	$121,330	$314,775

	Year Ended December 31,
	2009	2008
Net income as reported	$48,576	$212,286
Special items (after-tax):
Rationalization charges	23,193	1,698
Impairment charges	596	16,615
Pension settlement gain	(1,543)	—
Loss associated with the acquisition of Jin Tai	7,943	—
Gain on sale of property	(5,667)	—

Adjusted Net income excluding special items	$73,098	$230,599

Diluted EPS	$1.14	$4.93
Special items	0.57	0.43

Adjusted Diluted EPS excluding special items	$1.71	$5.36

2008 Compared to 2007

Net Sales:    Net sales for 2008 increased 8.7% to $2,479,131 from $2,280,784 in 2007. The increase in Net sales reflects an $88,436 (3.9%) decrease due to volume, a $176,045 (7.7%) increase due to price, a $67,538 (3.0%) increase from acquisitions and a $43,200 (1.9%) favorable impact as a result of changes in foreign currency exchange rates.

Net sales for the North America Welding segment increased 5.2% to $1,313,881 in 2008 compared with $1,248,382 in 2007. This increase reflects a decrease of $57,607 (4.6%) due to volume, a $113,883 (9.1%) increase due to price and a $9,425 (0.8%) increase from acquisitions.

Net sales for the Europe Welding segment increased 13.5% to $538,570 in 2008 compared with $474,388 in 2007. This increase reflects a decrease of $1,592 (0.3%) due to volume, a $6,458 (1.4%) increase due to price, a $29,827 (6.3%) increase from acquisitions and a $29,489 (6.2%) favorable impact as a result of changes in foreign currency exchange rates.

Net sales for the Asia Pacific Welding segment increased 29.5% to $230,661 in 2008 compared with $178,120 in 2007. This increase reflects a $21,752 (12.2%) increase due to price, a $23,159 (13.0%) increase from acquisitions and a $7,699 (4.3%) favorable impact as a result of changes in foreign currency exchange rates.

Net sales for the South America Welding segment increased 14.4% to $116,061 in 2008 compared with $101,426 in 2007. This increase reflects a decrease of $10,444 (10.3%) due to volume, a $20,883 (20.6%) increase due to price and a $4,196 (4.1%) favorable impact as a result of changes in foreign currency exchange rates.

Net sales for The Harris Products Group segment increased 0.5% to $279,958 in 2008 compared with $278,468 in 2007. This increase reflects a decrease of $18,724 (6.7%) due to volume, a $13,069 (4.7%) increase due to price, a $5,127 (1.8%) increase from acquisitions and a $2,018 (0.7%) favorable impact as a result of changes in foreign currency exchange rates.

Gross Profit:    Gross profit increased 11.2% to $720,151 during 2008 compared with $647,566 in 2007. As a percentage of Net sales, Gross profit increased to 29.0% in 2008 from 28.4% in 2007. This increase was primarily a result of favorable pricing leverage and improved operational effectiveness partially offset by volume decreases and the continuing shift in sales mix to traditionally lower margin geographies and businesses. Foreign currency exchange rates had a $10,621 favorable impact in 2008.

Selling, General & Administrative Expenses:    SG&A expenses increased $35,254 (9.5%) in 2008 compared with 2007. The increase was primarily due to higher selling expenses of $10,543 resulting from increased sales activity, incremental selling, general and administrative expenses from acquisitions totaling $9,222, higher bonus expense of $5,706 and higher foreign currency transaction losses of $4,381. Foreign currency exchange rates had a $5,587 unfavorable impact.

Rationalization and Asset Impairment Charges (Gain):    In 2008, the Company recorded $19,371 in rationalization and asset impairment charges. This total included $2,447 ($1,698 after-tax) in rationalization charges related to workforce reductions that affected 67 employees in The Harris Products Group segment and 65 employees in the Europe Welding segment. The actions were taken to align the business to current market conditions. Asset impairment charges of $16,924 ($16,615 after-tax) included $15,582 (with no tax benefit) to write off goodwill and write down long-lived assets related to two businesses in China and $1,342 ($1,033 after-tax) to write down intangible assets in North America and Europe.

In 2007, the Company recorded a net gain of $188 ($107 after-tax) to rationalization charges due to a gain of $816 ($735 after-tax) related to the termination of the Harris Ireland Pension Plan offsetting other charges related to severance costs covering 66 employees at the Company’s facility in Ireland.

Interest Income:    Interest income increased to $8,845 in 2008 from $8,294 in 2007. The increase was a result of higher cash balances partially offset by lower interest rate investments in 2008 when compared with 2007.

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

Net Income:    Net income for 2008 was $212,286 compared with $202,736 in the prior year. Diluted EPS for 2008 was $4.93 compared with $4.67 per share in 2007. Foreign currency exchange rate movements had a $2,508 and a $3,419 favorable effect on net income for 2008 and 2007, respectively.

Non-GAAP Financial Measures:    The Company reviews Operating income, Net income and Diluted EPS excluding special items, non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. The following tables present reconciliations of Operating income, Net income and Diluted EPS as reported to Operating income, Net income and Diluted EPS excluding special items.

	Year Ended December 31,
	2008	2007
Operating income as reported	$295,404	$277,632
Special items:
Rationalization charges (gain)	2,447	(188)
Impairment charges	16,924	—

Adjusted Operating income excluding special items	$314,775	$277,444

	Year Ended December 31,
	2008	2007
Net income as reported	$212,286	$202,736
Special items (after-tax):
Rationalization charges (gain)	1,698	(107)
Impairment charges	16,615	—

Adjusted Net income excluding special items	$230,599	$202,629

Diluted EPS	$4.93	$4.67
Special items	0.43	—

Adjusted Diluted EPS excluding special items	$5.36	$4.67

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Cash provided by operating activities:	$250,350	$257,449	$249,832	$(7,099)	$7,617
Cash used by investing activities:	(63,581)	(115,800)	(79,705)	52,219	(36,095)
Capital expenditures	(38,201)	(72,426)	(61,633)	34,225	(10,793)
Acquisition of businesses, net of cash acquired	(25,449)	(44,036)	(18,773)	18,587	(25,263)
Cash used by financing activities:	(89,072)	(67,741)	(77,586)	(21,331)	9,845
(Payments) proceeds on short-term borrowings, net	(12,954)	6,104	2,826	(19,058)	3,278
(Payments) proceeds on long-term borrowings, net	(30,874)	319	(40,142)	(31,193)	40,461
Proceeds from exercise of stock options	705	7,201	8,644	(6,496)	(1,443)
Tax benefit from exercise of stock options	195	3,728	4,289	(3,533)	(561)
Purchase of shares for treasury	(343)	(42,337)	(15,459)	41,994	(26,878)
Cash dividends paid to shareholders	(45,801)	(42,756)	(37,744)	(3,045)	(5,012)
Increase in Cash and cash equivalents	103,804	66,950	97,170	36,854	(30,220)

Cash and cash equivalents increased 36.5%, or $103,804, to $388,136 as of December 31, 2009, from $284,332 as of December 31, 2008. This compares with an increase of 30.8%, or $66,950, in Cash and cash equivalents during 2008.

Cash provided by operating activities for 2009 decreased $7,099 from 2008. The decrease was primarily due to lower net income that was largely offset by reductions in accounts receivable and inventory as the Company adjusted working capital levels commensurate with lower demand. Net operating working capital to net sales was 23.2% at December 31, 2009 compared with 24.8% at December 31, 2008. Days sales in inventory decreased to 100.8 days at December 31, 2009 from 115.8 days at December 31, 2008. Accounts receivable days increased to 56.9 days at December 31, 2009 from 55.0 days at December 31, 2008. Average days in accounts payable decreased to 30.0 days at December 31, 2009 from 32.1 days at December 31, 2008.

Cash used by investing activities decreased by $52,219 for 2009 compared with 2008. Cash used in the acquisition of businesses in 2009 decreased $18,587 from 2008. Capital expenditures during 2009 were $38,201, a $34,225 decrease from 2008. The Company anticipates capital expenditures in 2010 in the range of $40,000 — $50,000. Anticipated capital expenditures reflect plans to improve operational effectiveness and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth or to improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities for 2009 increased $21,331 from 2008. The increase was primarily due to the $30,000 repayment of the Company’s Series B Senior Unsecured Note upon maturity during the first quarter of 2009, a reduction in short-term borrowings of $12,954 in the current period versus an increase of $6,104 in the comparable period of 2008 and a decrease in proceeds from the exercise of stock options and related tax benefits of $10,029 partially offset by lower purchases of shares for treasury of $41,994.

The Company’s debt levels decreased from $142,230 at December 31, 2008, to $123,717 at December 31, 2009. Debt to total capitalization decreased to 10.2% at December 31, 2009 from 12.3% at December 31, 2008.

A total of $45,801 in dividends was paid during 2009. In January 2010, the Company paid a quarterly cash dividend of $0.28 cents per share, or $11,885 to shareholders of record on December 31, 2009.

Subsequent Events

The Company has investments in Venezuela which currently require the approval of a government agency to convert local currency to U.S. dollars at official government rates. Government approval for currency conversion to satisfy U.S. dollar liabilities to foreign suppliers, including payables to Lincoln affiliates, has lagged payment due dates from time to time in the past, resulting in higher cash balances and higher past due U.S. dollar payables within our Venezuelan subsidiary. If the Company had settled its Venezuelan subsidiary’s U.S. dollar liabilities using unofficial parallel currency exchange mechanisms as of December 31, 2009, it would have resulted in a currency exchange gain of approximately $437.

Cumulative inflation in Venezuela over the preceding three year period reached 100% during the fourth quarter of 2009. As a result, the Company changed the functional currency of its Venezuelan subsidiary to the U.S. dollar as of January 1, 2010. During January 2010, the Venezuelan government announced the devaluation of the official exchange rate used for most foreign currency transactions common to the Company’s Venezuelan subsidiary from 2.15 to 4.30 Bolivars to the U.S. dollar.

The Company’s Venezuelan subsidiary’s net Bolivar denominated monetary liability position is expected to result in a gain of approximately $2,500 during the first quarter of 2010. The Company also expects that its Venezuelan subsidiary’s results of operations will decrease significantly in 2010 due to the new exchange rate. The impact of selling inventories carried at the previous exchange rate is expected to decrease gross profit by approximately $5,000.

Rationalization and Asset Impairments

The Company recorded rationalization and asset impairment charges of $29,897 for the year ended December 31, 2009. These charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges, $879 in indefinite-lived intangible asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan.

In the fourth quarter of 2009, the Company determined that the carrying value of certain long-lived assets exceeded fair value at operations affected by rationalization activities initiated in the second and third quarters of 2009. As a result, asset impairment charges totaling $2,061 were recognized in “Rationalization and asset impairment charges (gain).” Of the total asset impairment charges, $253 were recognized in the Europe Welding segment, $1,515 in the Asia Pacific Welding segment and $293 in The Harris Products Group segment. Fair values of impaired long-lived assets were determined primarily by third party appraisal.

During the third quarter of 2009, the Company initiated various rationalization actions including the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 80 employees in the Europe Welding segment, 175 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment. These actions are expected to cost approximately $12,000, of which the Company recorded rationalization charges of $8,333 for the year ended December 31, 2009. At December 31, 2009, a liability related to these actions of $3,912 was recorded in “Other current liabilities.” Costs related to these actions relate primarily to employee severance actions that are expected to be substantially completed and paid over the next year.

During the second quarter of 2009, the Company initiated various rationalization actions including the closure of a manufacturing facility in The Harris Products Group segment. These actions affected eight employees in the North America Welding segment, 61 employees in the Europe Welding segment, 81 employees in the Asia Pacific Welding segment, 23 employees in the South America Welding segment and 58 employees in The Harris Products Group segment. The Company recorded rationalization charges of $6,684 for the year ended December 31, 2009 related to these actions. A liability related to these actions of $2,445 was recorded in “Other current liabilities” at December 31, 2009. These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid over the next year.

Rationalization actions taken during the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees. These actions affected 408 employees in the North America Welding segment, 48 employees in the Europe Welding segment, 44 employees in the Asia Pacific Welding segment, 22 employees in the South America Welding segment and 46 employees in The Harris Products Group segment. The Company recorded rationalization charges of $12,092 for the year ended December 31, 2009 related to these actions. At December 31, 2009, all activities associated with these actions were completed.

Rationalization actions taken during the fourth quarter of 2008 affected 67 and 65 employees in The Harris Products Group and Europe Welding segments, respectively. The Company recorded rationalization charges of $2,447 at December 31, 2008 and $33 for the year ended December 31, 2009 related to these actions. At December 31, 2009, all activities associated with these actions were completed.

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in subsequent quarters.

In the fourth quarter of 2008, the Company recorded asset impairment charges totaling $16,924 in “Rationalization and asset impairment charges (gain).”

In the fourth quarter of 2008, the Company determined that poor operating results and a dampened economic outlook indicated the potential for impairment at two of its businesses in China. Impairment testing determined that the carrying value of long-lived assets exceeded fair value at one of these businesses and the Company recorded a charge of $2,388. In addition, the carrying value of goodwill at both of these businesses exceeded the implied value of goodwill and the Company recorded a charge of $13,194.

The Company also tested indefinite-lived intangible assets and determined that the carrying value of certain intangible assets in the Europe Welding and North America Welding segments exceeded fair value. As a result, the Company recorded charges of $524 and $818, respectively.

Fair values of impaired assets were determined using projected discounted cash flows.

In 2005, the Company committed to a plan to rationalize manufacturing operations at Harris Calorific Limited (“Harris Ireland”). The Company incurred a total of $3,920 in charges related to this plan of which a gain of $188 was recorded in 2007. During 2009, the Company received cash of $1,740 related to the termination of the Harris Ireland pension plan and recognized a gain of $185.

Acquisitions

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. This transaction expanded the Company’s customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Kuang Tai. Under the terms of the agreement, the Company exchanged its 35% interest in Kuang Tai with a fair value of $22,723, paid cash of $35,531 and will pay an additional $4,181 in cash over a three-year period after close.

The fair value of the Company’s previous non-controlling direct interest in Jin Tai was $8,675. The carrying values of the Company’s interests in Kuang Tai and Jin Tai were $29,368 and $9,973, respectively. The excess carrying value over fair value of these interests resulted in a loss on the transaction of $7,943 recorded in “Equity (loss) earnings in affiliates.”

The Company previously reported its proportional share of Jin Tai’s net income under the equity method in “Equity (loss) earnings in affiliates.” Jin Tai’s sales were $186,774 in 2008 and $74,834 in 2009 prior to the acquisition. Jin Tai’s sales of $53,956 after the acquisition were included in “Net sales” for 2009. The pro forma impact on the results of operations if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

The identifiable assets acquired and liabilities assumed upon the acquisition of Jin Tai were as follows:

July 29, 2009
Cash and cash equivalents	$16,032
Accounts receivable	23,306
Inventory	17,037
Other current assets	18,932
Property, plant and equipment	29,275
Intangibles	15,201
Goodwill	1,429
Other non-current assets	5,585

Total assets acquired	126,797

Amounts due banks	28,833
Trade accounts payable	2,306
Current liabilities	7,839
Long-term liabilities	15,459

Total liabilities assumed	54,437

Net assets acquired	$72,360

All assets acquired and liabilities assumed were recorded at estimated fair value. Goodwill of $1,429 was allocated to the Asia Pacific Welding segment and is not deductible for income tax purposes under current tax law. Net assets acquired included a non-controlling interest in one of Jin Tai’s operations valued at $1,250. This non-controlling interest was subsequently acquired and accounted for as an equity transaction.

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

On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. This acquisition added to the Company’s ability to support its customers in the market for infrastructure development. Annual sales at the time of the acquisition were approximately $9,000.

On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Company Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company has contributed $16,400 to Zhengzhou Heli. Annual sales at the time of the acquisition were approximately $8,000.

On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Materials Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai. Annual sales at the time of the acquisition were approximately $10,000.

On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. This acquisition provided the Company with a portfolio of stick electrode products and broadened its distributor network in Poland and Eastern Europe. Annual sales at the time of the acquisition were approximately $5,000.

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

Debt

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions, and are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of December 31, 2009, the Company was in compliance with all of its debt covenants. The Company repaid the $40,000 Series A Notes and the $30,000 Series B Notes in March 2007 and March 2009, respectively, reducing the balance outstanding of the Notes to $80,000, which is due March 2012.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to “Interest expense.” In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to “Interest expense” over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $313 in 2009, $958 in 2008 and $1,121 in 2007, and is expected to reduce annual “Interest expense” by $206 in 2010. At December 31, 2009, $442 remains to be amortized and is recorded in “Long-term debt, less current portion.”

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000 to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”). These swaps were designated and qualified as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to “Interest expense.”

During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $1,429 in 2009 and is expected to reduce annual “Interest expense” by $1,661 in 2010. At December 31, 2009, $3,650 remains to be amortized and is included in “Long-term debt, less current portion.”

During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Notes from fixed to floating interest rates matured with the underlying Notes. The Company has no interest rate swaps outstanding at December 31, 2009. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.1% and 4.6% for 2009 and 2008, respectively.

At December 31, 2009 and 2008, the fair value of long term debt, including the current portion, was approximately $91,365 and $124,446, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On November 18, 2009, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) for a $150,000 revolving credit facility to be used for general corporate purposes. This Credit Agreement amended and restated the Company’s $175,000 revolving credit agreement that was entered into on December 17, 2004 and had a maturity date in December 2009. The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio.

The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of December 31, 2009, there were no borrowings under the Credit Agreement.

Short-term Borrowings

The Company’s short-term borrowings included in “Amounts due banks” were $34,577 and $19,436 at December 31, 2009 and 2008, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 8.35% and 22.78%, respectively. The decrease in the weighted average interest rate in 2009 is primarily due to the low interest rate short-term borrowings at Jin Tai offsetting higher interest rate borrowings at the Company’s subsidiary in Venezuela. The higher weighted average interest rate in 2008 was due to borrowings at the Company’s subsidiary in Venezuela.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments as of December 31, 2009 are as follows:

	Payments Due By Period
	Total	2010	2011 to 2012	2013 to 2014	2015 and Beyond
Long-term debt	$82,209	$326	$80,457	$303	$1,123
Interest on long-term debt	13,209	5,235	7,828	53	93
Capital lease obligations	2,839	964	1,652	83	140
Short-term debt	34,577	34,577	—	—	—
Interest on short-term debt	904	904	—	—	—
Operating leases	34,709	9,923	12,559	4,995	7,232

Total contractual cash obligations	$168,447	$51,929	$102,496	$5,434	$8,588

As of December 31, 2009, there were $42,840 of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 9 to the Company’s Consolidated Financial Statements for further discussion.

The Company expects to contribute $30,000 to the U.S. pension plans in 2010.

Stock-Based Compensation

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 3,000,000 of the Company’s common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares.

Under these plans, options and restricted shares granted were 386,305 in 2009, 316,264 in 2008 and 268,854 in 2007. The Company issued shares of common stock from treasury upon all exercises of stock options and the granting of restricted stock awards in 2009, 2008 and 2007.

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the consolidated statements of income for 2009, 2008 and 2007 was $5,432, $4,738 and $4,679, respectively. The related tax benefit for 2009, 2008 and 2007 was $2,058, $1,793 and $1,789, respectively. As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $13,508, which is expected to be recognized over a weighted average period of approximately 39 months.

The aggregate intrinsic value of awards outstanding at December 31, 2009, based on the Company’s closing stock price of $53.46 as of the last business day of the year ended December 31, 2009, which would have been received by the optionees had all options been exercised on that date was $32,367. The aggregate intrinsic value of awards exercisable at December 31, 2009, based on the Company’s closing stock price of $53.46 as of the last business day of the year ended December 31, 2009, which would have been received by the optionees had all awards been exercised on that date was $19,385. The total intrinsic value of awards exercised during 2009 and 2008 was $2,236 and $10,366, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the awards.

Product Liability Expense

Product liability expenses have been significant particularly with respect to welding fume claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs which are recognized in the periods incurred. Product liability costs decreased $5,412 in 2009 compared with 2008 primarily due to an insurance settlement. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.

The long-term impact of the welding fume loss contingency, in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company’s trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company’s operating results, cash flows and restrict capital market access.

Off-Balance Sheet Financial Instruments

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s Credit Agreement. The Company has also provided a guarantee on loans for an unconsolidated joint venture of approximately $1,381 at December 31, 2009. The Company believes the likelihood is remote that any payment will be required under this arrangement because of the current financial condition of the joint venture. See Note 12 to the Company’s Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

New Accounting Standards Adopted:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105 (formerly Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement in 2009. Adoption did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS 165, “Subsequent Events”). ASC 855 established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was adopted in 2009 and did not have a significant impact on the Company’s financial statements.

In December 2008, the FASB issued ASC 715 (formerly FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). ASC 715 requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard, effective for fiscal years ending after December 15, 2009, resulted in increased disclosures in the notes to the Company’s financial statements related to the assets of the Company’s defined benefit pension plans.

In November 2008, the FASB issued ASC 323-10 (formerly Emerging Issues Task Force (“EITF’) Issue 08-6, “Equity Method Investment Accounting Considerations”). ASC 323-10 addresses the impact that ASC 805 (formerly SFAS 141(R)), and ASC 810 (formerly SFAS 160), might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. ASC 323-10 is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 323-10 did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued ASC 260-10 (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). ASC 260-10 determined that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This standard did not have a significant impact on the Company’s disclosure of earnings per share.

In April 2008, the FASB issued ASC 275-10 and ASC 350-30 (formerly FSP 142-3, “Determination of the Useful Life of Intangible Assets”). These standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (formerly SFAS 142, “Goodwill and Other Intangible Assets”). ASC 275-10 and ASC 350-30 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. ASC 275-10 and ASC 350-30 apply prospectively to intangible assets acquired after adoption. The adoption of ASC 275-10 and ASC 350-30 did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued ASC 815 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”). ASC 815 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company adopted these provisions as of January 1, 2009. See Note 10 for the Company’s disclosures pursuant to adoption.

In December 2007, the FASB issued ASC 810 (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASC 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted these provisions as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.

In December 2007, the FASB issued ASC 805 (formerly SFAS 141 (revised 2007), “Business Combinations” which replaced SFAS 141, “Business Combinations”). ASC 805 retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date measured at their fair values as of that date with limited exceptions specified in the statement. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

New Accounting Standards to be Adopted:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820-10-50 to require additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures, as required by ASU 2010-06, are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Earlier application is permitted. ASU No. 2010-06 is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 810 (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)”). The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46 (R) (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASU No. 2009-17 is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 860, “Transfers and Servicing,” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”). The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASU No. 2009-16 must be applied to transfers occurring on or after the effective date. ASU No. 2009-16 is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in Subtopic ASC 605-25. ASU No. 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis and early application is permitted. The Company is currently evaluating the impact of ASU No. 2009-13, but does not expect it will have a significant impact on the Company’s financial statements.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2009. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal and Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, will vary greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note 12 to the Company’s Consolidated Financial Statements and the Legal Proceedings section of this Annual Report on Form 10-K for further discussion of legal contingencies.

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

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $283 have been provided on earnings of $1,831 that are not expected to be permanently reinvested. At December 31, 2009, the Company had approximately $141,730 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2009, a valuation allowance of $34,095 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

Pensions

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans.

A substantial portion of the Company’s pension amounts relates to its defined benefit plan in the United States. The fair value of plan assets is determined at December 31 of each year.

A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 8.0% and 8.2% for its U.S. plans at December 31, 2009 and 2008, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2009, investment returns in the Company’s U.S. pension plans were 16.3% compared with a decline of 22.2% in 2008. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,500.

Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. To develop the discount rate assumption to be used, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA- or better. The Company determined this rate to be 5.8% for its U.S. plans at December 31, 2009. A 12.5 basis point change in the discount rate would increase or decrease pension expense by approximately $1,000.

Pension expense relating to the Company’s defined benefit plans was $34,774, $4,613 and $6,260 in 2009, 2008 and 2007, respectively. The Company expects 2010 pension expense to decrease by approximately $2,000 to $4,000.

The Company made voluntary contributions to its U.S. defined benefit plans of $45,000, $20,000 and $10,000 in 2009, 2008 and 2007, respectively. The Company expects to voluntarily contribute $30,000 to its U.S. plans in 2010. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2010.

Inventories

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.

For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. The excess of current cost over LIFO cost amounted to $62,447 at December 31, 2009 and $90,914 at December 31, 2008. The Company reviews the net realizable value of inventory on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company’s reserves have approximated actual experience.

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

Long-Lived Assets

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

Goodwill and Intangibles

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

Fair values are determined using established business valuation multiples and models developed by the Company which incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.

Goodwill allocated to The Harris Products Group reporting unit at December 31, 2009 was $19,824. The fair value of the reporting unit exceeded carrying value by 8% as of the testing date during the fourth quarter of 2009. Key assumptions in estimating the reporting unit’s fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2009, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company’s current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2009 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. At December 31, 2009, the Company hedged certain third party and intercompany purchases and sales. At December 31, 2009, the Company had foreign exchange contracts with a notional value of approximately $3,570. At December 31, 2009, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company’s financial statements.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company’s open commodity futures at December 31, 2009 would not materially affect the Company’s financial statements.

Interest Rate Risk

As of December 31, 2009 the Company had no interest rate swaps outstanding.

The fair value of the Company’s Cash and cash equivalents at December 31, 2009 approximated carrying value. The Company’s financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report on Form 10-K following the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2010 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2010.

Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2010 proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John M. Stropki, Jr.	59	Chairman of the Board since October 13, 2004; Director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995 to June 3, 2004 and President North America from 1996 to 2003.

Vincent K. Petrella	49	Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005 and Vice President, Corporate Controller from 2001 to 2003.

Frederick G. Stueber	56	Senior Vice President, General Counsel and Secretary since 1996.

George D. Blankenship	47	Senior Vice President, President Lincoln Electric North America since July 30, 2009; Senior Vice President, Global Engineering from October 7, 2005 to July 30, 2009; Vice President, Global Engineering from May 5, 2005 to October 7, 2005; President, Lincoln Electric North America of The Lincoln Electric Company since July 30, 2009; Senior Vice President; President, Lincoln Cleveland of The Lincoln Electric Company from January 8, 2008 to July 30, 2009; Senior Vice President, U.S. Operations of The Lincoln Electric Company from October 7, 2005 to January 8, 2008; Vice President, Cleveland Operations of The Lincoln Electric Company from June 6, 2005 to October 7, 2005 and Vice President, Engineering and Quality Assurance of The Lincoln Electric Company from 2000 to June 6, 2005.

Gretchen A. Farrell	47	Senior Vice President, Human Resources and Compliance since July 30, 2009; Vice President, Human Resources from May 5, 2005 to July 30, 2009 and Vice President, Human Resources of The Lincoln Electric Company since March 5, 2003.

Thomas A. Flohn	49	Vice President; President, Lincoln Asia Pacific since January 1, 2005 and Vice President of Sales and Marketing, Lincoln Electric Asia Pacific from May 1, 1999 to December 31, 2004.

David M. LeBlanc	45	Senior Vice President, President Lincoln Electric International since July 30, 2009; Vice President; President, Lincoln Electric Europe and Russia from March 10, 2008 to July 30, 2009; Vice President; President Lincoln Electric Europe from September 1, 2005 to March 10, 2008 and Vice President; President, Lincoln Electric Latin America from January 1, 2002 to August 31, 2005.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he or she was elected as an officer. The executive officers serve at the pleasure of the Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2010 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below regarding our equity plans, the information required by this item is incorporated by reference from the 2010 proxy statement.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans:
Approved by security holders	2,016,327	$45.49	3,264,886
Not approved by security holders	—	—	—

Total	2,016,327	$45.49	3,264,886

For further information on the Company’s equity compensation plans see Note 1 and Note 7 to the Company’s consolidated financial statements included in Item 8.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2010 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2010 proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Income — Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008 and 2007

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

(a)(3) Exhibits

Exhibit No.		Description

3.1		Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Annex B to Form S-4 of Lincoln Electric Holdings, Inc., Registration No. 333-50435, filed on April 17, 1998, and incorporated herein by reference and made a part hereof).

3.2		Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc. (as Amended on November 3, 2009) (filed as Exhibit 3.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2009, SEC File No. 0-01402 and incorporated herein by reference and made a part hereof).

10.1		Amended and Restated Credit Agreement dated November 18, 2009 among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Vernon Tool Co., Ltd., Lincoln Global, Inc., the financial institutions listed in Annex A thereof, and KeyBank National Association, as Letter of Credit Issuer and Administrative Agent (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 20, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.2		Note Purchase Agreement dated March 12, 2002 between Lincoln Electric Holdings, Inc. and The Lincoln Electric Company and the Purchasers listed in Schedule A thereof (filed as Exhibit 10(q) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.3		Amended and Restated Note Purchase and Private Shelf Agreement between Lincoln Electric Holdings, Inc., The Lincoln Electric Company and The Prudential Insurance Company of America dated as of April 30, 2002 (filed as Exhibit 10(v) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2002, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.4		Amendment No. 1 to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of December 14, 2006 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.5	*	1998 Stock Plan (Amended, Restated and Renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. proxy statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.6	*	Amendment No. 1 to the 1998 Stock Plan (Amended, Restated and Renamed Effective May 1, 2003) dated October 20, 2006 (filed as Exhibit 10.6 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.7	*	1988 Incentive Equity Plan (filed as Exhibit 28 to the Form S-8 Registration Statement of The Lincoln Electric Company, SEC File No. 33-25209 and incorporated herein by reference and made a part hereof) as adopted and amended by Lincoln Electric Holdings, Inc. pursuant to an Instrument of Adoption and Amendment dated December 29, 1998 (filed as Exhibit 10(d) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 1998, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.8	*	Amendment No. 2 to the 1988 Incentive Equity Plan dated October 20, 2006 (filed as Exhibit 10.8 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.9	*	Form of Indemnification Agreement (filed as Exhibit A to The Lincoln Electric Company 1987 proxy statement, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

Exhibit No.		Description

10.10	*	Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009 and incorporated herein by reference and made part hereof).

10.11	*	Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(h) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.12	*	Amendment No. 1 to the Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2004) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. on February 1, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.13	*	Instrument of Termination of the Deferred Compensation Plan for Executives (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 4, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.14	*	Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(i) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.15	*	Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.16	*	Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.17	*	Description of Long-Term Performance Plan (filed as Exhibit 10(f) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1997, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.18	*	Form of Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki, Petrella, Stueber, LeBlanc and Flohn) (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.19	*	Stock Option Plan for Non-Employee Directors (filed as Exhibit 10(p) to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2000, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.20	*	Amendment No. 1 to the Stock Option Plan for Non-Employee Directors dated October 20, 2006 (filed as Exhibit 10.26 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.21	*	Summary of Cash Long-Term Incentive Plan, as amended (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 6, 2005, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.22	*	Letter Agreement between John M. Stropki, Jr. and Lincoln Electric Holdings, Inc. dated October 12, 2004 (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on October 18, 2004, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.23	*	2005 Deferred Compensation Plan for Executives (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description

10.24*	2006 Equity and Performance Incentive Plan (filed as Appendix B to the Lincoln Electric Holdings, Inc. proxy statement dated March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.25*	Amendment No. 1 to the 2006 Equity and Performance Incentive Plan dated October 20, 2006 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.26*	Amendment No. 2 to the 2006 Equity and Performance Incentive Plan (filed as Exhibit 10.5 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.27*	2006 Stock Plan for Non-Employee Directors (filed as Appendix C to the Lincoln Electric Holdings, Inc. proxy statement dated March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.28*	Amendment No. 1 to the 2006 Stock Plan for Non-Employee Directors dated October 20, 2006 (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended March 31, 2007, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).

10.29*	Amendment No. 2 to the 2006 Stock Plan for Non-Employee Directors dated July 26, 2007 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2007, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).

10.30*	2007 Management Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

By:	/s/ VINCENT K. PETRELLA
Vincent K. Petrella Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR.	/s/ VINCENT K. PETRELLA
John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 22, 2010	Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 22, 2010

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 22, 2010	Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 22, 2010

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 22, 2010	Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 22, 2010

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 22, 2010	Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 22, 2010

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 22, 2010	Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald, III, Director February 22, 2010

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 22, 2010	Vincent K. Petrella as Attorney-in-Fact for Christopher L. Mapes, Director February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations and noncontrolling interests. Also as discussed in Note 9 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited Lincoln Electric Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

February 22, 2010

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$388,136	$284,332
Accounts receivable (less allowance for doubtful accounts of $8,174 in 2009; $7,673 in 2008)	273,700	299,171
Inventories
Raw materials	69,048	94,112
Work-in-process	32,727	49,692
Finished goods	153,968	203,128

Total inventory	255,743	346,932
Deferred income taxes	23,779	16,725
Other current assets	82,188	77,566

Total Current Assets	1,023,546	1,024,726
Property, Plant and Equipment
Land	42,823	38,745
Buildings	291,444	258,736
Machinery and equipment	683,037	643,056

	1,017,304	940,537
Less accumulated depreciation	557,243	512,635

Property, Plant and Equipment, Net	460,061	427,902
Other Assets
Prepaid pensions	1,921	2,716
Equity investments in affiliates	22,899	62,358
Intangibles, net	81,774	65,262
Goodwill	39,554	36,187
Long-term investments	29,077	29,843
Deferred income taxes	26,326	47,397
Other non-current assets	20,134	22,414

Total Other Assets	221,685	266,177

TOTAL ASSETS	$1,705,292	$1,718,805

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$34,577	$19,436
Trade accounts payable	100,052	124,388
Accrued employee compensation and benefits	36,486	47,405
Accrued expenses	28,941	25,173
Accrued taxes, including income taxes	22,430	13,305
Accrued pensions	3,014	3,248
Dividends payable	11,885	11,444
Other current liabilities	59,296	80,986
Current portion of long-term debt	1,290	31,257

Total Current Liabilities	297,971	356,642
Long-Term Liabilities
Long-term debt, less current portion	87,850	91,537
Accrued pensions	139,670	188,160
Deferred income taxes	16,679	8,553
Accrued taxes	53,388	40,323
Other long-term liabilities	24,059	23,617

Total Long-Term Liabilities	321,646	352,190
Shareholders’ Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized –120,000,000 shares; issued – 49,290,717 shares in 2009 and 2008; outstanding –42,637,247 shares in 2009 and 42,521,628 shares in 2008	4,929	4,929
Additional paid-in capital	159,440	155,538
Retained earnings	1,239,004	1,236,810
Accumulated other comprehensive loss	(149,404)	(218,254)
Treasury shares, at cost – 6,653,470 shares in 2009 and 6,769,089 shares in 2008	(181,623)	(183,807)

Total Shareholders’ Equity	1,072,346	995,216
Noncontrolling interests	13,329	14,757

Total Equity	1,085,675	1,009,973

TOTAL LIABILITIES AND EQUITY	$1,705,292	$1,718,805

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$1,729,285	$2,479,131	$2,280,784
Cost of goods sold	1,273,017	1,758,980	1,633,218

Gross profit	456,268	720,151	647,566
Selling, general & administrative expenses	333,395	405,376	370,122
Rationalization and asset impairment charges (gain)	29,897	19,371	(188)

Operating income	92,976	295,404	277,632
Other (expense) income:
Interest income	3,462	8,845	8,294
Equity (loss) earnings in affiliates	(5,025)	6,034	9,838
Other income	3,589	1,681	2,823
Interest expense	(8,521)	(12,155)	(11,430)

Total other (expense) income	(6,495)	4,405	9,525

Income before income taxes	86,481	299,809	287,157
Income taxes	37,905	87,523	84,421

Net income	$48,576	$212,286	$202,736

Basic weighted average shares outstanding	42,391	42,648	42,899
Effect of dilutive securities – stock options and awards	243	406	493

Diluted weighted average shares outstanding	42,634	43,054	43,392

Basic earnings per share	$1.15	$4.98	$4.73

Diluted earnings per share	$1.14	$4.93	$4.67

Cash dividends declared per share	$1.09	$1.02	$0.91

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Total
Balance January 1, 2007	42,806	$4,929	$137,315	$906,074	$(54,568)	$(140,689)	$853,061
Comprehensive income:
Net income				202,736			202,736
Unrecognized amounts from defined benefit pension plans, net of tax of $10,371					17,704		17,704
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax of $1,772					(2,989)		(2,989)
Currency translation adjustment					55,779		55,779
Less comprehensive income attributable to non-controlling interests					(229)		(229)

Total comprehensive income							273,001
Cash dividends declared – $0.91 per share				(39,120)			(39,120)
Issuance of shares under benefit plans	378		8,939			8,673	17,612
Purchase of shares for treasury	(222)					(15,459)	(15,459)
Adjustment to initially adopt FIN 48 (ASC 740)			(429)	(1,590)			(2,019)

Balance December 31, 2007	42,962	4,929	145,825	1,068,100	15,697	(147,475)	1,087,076
Comprehensive income:
Net income				212,286			212,286
Unrecognized amounts from defined benefit pension plans, net of tax of $84,685					(142,422)		(142,422)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $137					842		842
Currency translation adjustment					(92,419)		(92,419)
Less comprehensive loss attributable to non-controlling interests					48		48

Total comprehensive loss							(21,665)
Cash dividends declared – $1.02 per share				(43,576)			(43,576)
Issuance of shares under benefit plans	301		9,713			6,005	15,718
Purchase of shares for treasury	(741)					(42,337)	(42,337)

Balance December 31, 2008	42,522	4,929	155,538	1,236,810	(218,254)	(183,807)	995,216
Comprehensive income:
Net income				48,576			48,576
Unrecognized amounts from defined benefit pension plans, net of tax of $12,242					21,287		21,287
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $1,477					1,444		1,444
Currency translation adjustment					46,968		46,968
Less comprehensive income attributable to non-controlling interests					(849)		(849)

Total comprehensive income							117,426
Cash dividends declared – $1.09 per share				(46,382)			(46,382)
Issuance of shares under benefit plans	123		3,902			2,527	6,429
Purchase of shares for treasury	(8)					(343)	(343)

Balance December 31, 2009	42,637	$4,929	$159,440	$1,239,004	$(149,404)	$(181,623)	$1,072,346

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,576	$212,286	$202,736
Adjustments to reconcile net income to net cash provided by operating activities:
Rationalization and asset impairment charges (gain)	2,940	19,371	(188)
Depreciation and amortization	56,598	56,925	52,610
Equity loss (earnings) of affiliates, net	8,554	(3,235)	(7,208)
Deferred income taxes	(7,090)	7,367	(3,711)
Stock-based compensation	5,432	4,738	4,679
Amortization of terminated interest rate swaps	(1,742)	(958)	(1,121)
Amortization of actuarial losses and prior service costs	25,064	1,706	4,690
Other non-cash items, net	2,027	4,758	(5,146)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	60,913	30,130	(20,723)
Decrease (increase) in inventories	127,739	(27,845)	36,011
Decrease (increase) in other current assets	10,222	(27,450)	2,354
Decrease in accounts payable	(30,364)	(26,768)	(3,333)
(Decrease) increase in other current liabilities	(22,778)	37,040	(1,798)
Decrease in accrued pensions	(39,185)	(25,975)	(9,794)
Net change in other long-term assets and liabilities	3,444	(4,641)	(226)

NET CASH PROVIDED BY OPERATING ACTIVITIES	250,350	257,449	249,832
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,201)	(72,426)	(61,633)
Acquisition of businesses, net of cash acquired	(25,449)	(44,036)	(18,773)
Additions to equity investment in affiliates	(488)	—	—
Proceeds from sale of property, plant and equipment	557	662	701

NET CASH USED BY INVESTING ACTIVITIES	(63,581)	(115,800)	(79,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	22,241	19,504	6,550
Payments on short-term borrowings	(34,779)	(7,849)	(1,004)
Amounts due banks, net	(416)	(5,551)	(2,720)
Proceeds from long-term borrowings	531	1,352	—
Payments on long-term borrowings	(31,405)	(1,033)	(40,142)
Proceeds from exercise of stock options	705	7,201	8,644
Tax benefit from exercise of stock options	195	3,728	4,289
Purchase of shares for treasury	(343)	(42,337)	(15,459)
Cash dividends paid to shareholders	(45,801)	(42,756)	(37,744)

NET CASH USED BY FINANCING ACTIVITIES	(89,072)	(67,741)	(77,586)
Effect of exchange rate changes on cash and cash equivalents	6,107	(6,958)	4,629

INCREASE IN CASH AND CASH EQUIVALENTS	103,804	66,950	97,170
Cash and cash equivalents at beginning of year	284,332	217,382	120,212

CASH AND CASH EQUIVALENTS AT END OF YEAR	$388,136	$284,332	$217,382

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except share and per share data)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest (the “Company”) after elimination of all intercompany accounts, transactions and profits.

Subsequent Events

Cumulative inflation in Venezuela over the preceding three-year period reached 100% during the fourth quarter of 2009. As a result, the Company changed the functional currency of its Venezuelan subsidiary to the U.S. dollar as of January 1, 2010. During January 2010, the Venezuelan government announced the devaluation of the official exchange rate used for most foreign currency transactions common to the Company’s Venezuelan subsidiary from 2.15 to 4.30 Bolivars to the U.S. dollar.

The Company’s Venezuelan subsidiary’s net Bolivar denominated monetary liability position is expected to result in a gain of approximately $2,500 during the first quarter of 2010. The Company also expects that its Venezuelan subsidiary’s results of operations will decrease significantly in 2010 due to the new exchange rate. The impact of selling inventories carried at the previous exchange rate is expected to decrease gross profit by approximately $5,000.

Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to February 22, 2010, the filing date of this Annual Report on Form 10-K.

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

Inventories

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity, and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method. At December 31, 2009 and 2008, approximately 31% and 35%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost amounted to $62,447 at December 31, 2009 and $90,914 at December 31, 2008. A reduction in inventory levels resulted in a decrease to the LIFO reserve of $14,254.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Historically, the Company’s reserves have approximated actual experience.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Investments

Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one-month lag basis. The Company’s 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $12,619 at December 31, 2009 and $26,875 at December 31, 2008. The decrease from the prior year is due to the acquisition of a business in China in which the Company previously held a non-controlling interest and the related divestiture of a non-controlling interest in Taiwan. See Note 2 for additional information.

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

The following table summarizes assets held under capital leases and included in property, plant and equipment:

	December 31,
	2009	2008
Buildings	$6,663	$6,421
Machinery and equipment	982	1,561
Less: accumulated depreciation	(2,184)	(2,257)

Net capital leases	$5,461	$5,725

Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest cost associated with construction in progress.

Goodwill and Intangibles

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

Fair values are determined using established business valuation multiples and models developed by the Company which incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.

In 2009, the Company determined that certain indefinite-lived intangible assets were impaired and recognized an impairment charge of $879 to reduce the carrying value of these intangible assets to fair value and assigned definite lives to two of the intangible assets on a prospective basis.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In 2008, the Company determined that the carrying value of goodwill at two businesses in China exceeded the implied value of goodwill and the Company recognized an impairment charge of $13,194. In addition, the Company determined that two indefinite-lived intangible assets were impaired. The Company recognized an impairment charge of $1,342 to reduce the carrying value of these intangible assets to fair value and assigned a definite life to these intangible assets on a prospective basis.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009 and 2008 were as follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance as of January 1, 2008	$6,212	$10,817	$12,387	$538	$12,773	$42,727
Additions and adjustments	(1,118)	20	3,413	—	7,890	10,205
Impairment charges	—	—	(13,194)	—	—	(13,194)
Foreign currency translation	(327)	(2,116)	879	(56)	(1,931)	(3,551)

Balance as of December 31, 2008	4,767	8,721	3,485	482	18,732	36,187
Additions and adjustments	(3)	—	1,429	—	(1,044)	382
Foreign currency translation	229	571	—	49	2,136	2,985

Balance as of December 31, 2009	$4,993	$9,292	$4,914	$531	$19,824	$39,554

Additions and adjustments to goodwill primarily reflect goodwill recognized in the acquisitions of Harris Soldas Especiais S.A. and Vernon Tool Company, Ltd. in 2008 and Jinzhou Jin Tai Welding and Metal Co, Ltd. (“Jin Tai”) in 2009 (See Note 2).

Gross intangible assets other than goodwill by asset class as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009		2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks and trade names	$30,001	$6,928	$26,973	$6,342
Customer relationships	32,647	4,038	23,900	2,331
Patents	14,912	2,653	13,095	2,192
Other	30,078	12,245	23,289	11,130

Total	$107,638	$25,864	$87,257	$21,995

Intangible assets other than goodwill are recorded at fair value at the time acquired or at cost, if applicable. Intangible assets that do not have indefinite lives are amortized on a straight-line basis over the shorter of the legal or estimated life. Included in the above table are trademarks and trade names with indefinite lives totaling $17,071 and $16,960 at December 31, 2009 and 2008, respectively.

The weighted average amortization period for trademarks and trade names, customer relationships, patents and other intangibles is 16, 19, 20 and 18 years, respectively. Aggregate amortization expense was $4,524, $3,432 and $2,349 for 2009, 2008 and 2007, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $5,128 in 2010, $4,983 in 2011, $4,927 in 2012, $4,365 in 2013 and $3,746 in 2014.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets

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

The changes in the carrying amount of product warranty accruals for 2009, 2008 and 2007 were as follows:

	December 31,
	2009	2008	2007
Balance at beginning of year	$13,736	$12,308	$9,373
Charged to expense	11,359	14,022	12,460
Deductions	(8,718)	(11,974)	(9,988)
Foreign currency translation	391	(620)	463

Balance at end of year	$16,768	$13,736	$12,308

Warranty expense was 0.7%, 0.6% and 0.5% of sales for 2009, 2008 and 2007, respectively.

Revenue Recognition

The Company recognizes revenue when the risks and rewards of ownership and title to the product have transferred to the customer. Revenue is recognized in accordance with shipping terms which is generally at the point of shipment.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. The calculation of diluted earnings per share excludes anti-dilutive shares of 709,512 in 2009, 232,044 in 2008 and 29,495 in 2007.

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

Foreign currency transaction losses are included in “Selling, general & administrative expenses” and were $226, $10,409 and $6,102 in 2009, 2008 and 2007, respectively.

Financial Instruments

The Company uses forward contracts to hedge exposures to commodity prices and exchange rate fluctuations on certain purchase and sales transactions and balance sheet exposures. Contracts are generally written on a short-term basis but may cover exposures for up to two years and are not held for trading or speculative purposes. The Company uses interest rate swaps from time to time to hedge changes in the fair value of debt. The Company recognizes derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.

For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive loss” with offsetting amounts recorded as “Other current assets,” “Other non-current assets,” “Other current liabilities” or “Other long-term liabilities” depending on the position and the duration of the contract. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. For derivative instruments not designated as hedges, the gain or loss from changes in the fair value of the instruments is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries.

Advertising Costs

Advertising costs are charged to “Selling, general & administrative expenses” when incurred and totaled $7,982, $10,337 and $10,245 in 2009, 2008 and 2007, respectively.

Research and Development

Research and development costs are charged to “Selling, general & administrative expenses” as incurred and totaled $27,567, $26,736 and $25,794 in 2009, 2008 and 2007, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Bonus

Included in “Selling, general & administrative expenses” are the costs related to the Company’s discretionary employee bonus programs, net of hospitalization costs for certain U.S.-based employees, of $43,919 in 2009, $100,706 in 2008 and $93,958 in 2007.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

New Accounting Pronouncements

New Accounting Standards Adopted:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105 (formerly Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement in 2009. Adoption did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS 165, “Subsequent Events”). ASC 855 established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was adopted in 2009 and did not have a significant impact on the Company’s financial statements.

In December 2008, the FASB issued ASC 715 (formerly FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). ASC 715 requires disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. The standard, effective for fiscal years ending after December 15, 2009, resulted in increased disclosures in the notes to the Company’s financial statements related to the assets of the Company’s defined benefit pension plans.

In November 2008, the FASB issued ASC 323-10 (formerly Emerging Issues Task Force (“EITF’) Issue 08-6, “Equity Method Investment Accounting Considerations”). ASC 323-10 addresses the impact that ASC 805 (formerly SFAS 141(R)), and ASC 810 (formerly SFAS 160), might have on the accounting for equity method

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. ASC 323-10 is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 323-10 did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued ASC 260-10 (formerly FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). ASC 260-10 determined that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. This standard did not have a significant impact on the Company’s disclosure of earnings per share.

In April 2008, the FASB issued ASC 275-10 and ASC 350-30 (formerly FSP 142-3, “Determination of the Useful Life of Intangible Assets”). These standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 (formerly SFAS 142, “Goodwill and Other Intangible Assets”). ASC 275-10 and ASC 350-30 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. ASC 275-10 and ASC 350-30 apply prospectively to intangible assets acquired after adoption. The adoption of ASC 275-10 and ASC 350-30 did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued ASC 815 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”). ASC 815 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years beginning after November 15, 2008 with early adoption permitted. The Company adopted these provisions as of January 1, 2009. See Note 10 for the Company’s disclosures pursuant to adoption.

In December 2007, the FASB issued ASC 810 (formerly SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”). ASC 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This pronouncement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company adopted these provisions as of January 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other non-current liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material to the Company. Therefore, the Company did not present income attributable to non-controlling interests separately in the Consolidated Statements of Income.

In December 2007, the FASB issued ASC 805 (formerly SFAS 141 (revised 2007), “Business Combinations” which replaced SFAS 141, “Business Combinations”). ASC 805 retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

measured at their fair values as of that date with limited exceptions specified in the statement. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

New Accounting Standards to be Adopted:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends ASC 820-10-50 to require additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures, as required by ASU 2010-06, are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Earlier application is permitted. ASU No. 2010-06 is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 810 (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)”). The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46 (R) (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASU No. 2009-17 is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 860, “Transfers and Servicing,” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”). The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASU No. 2009-16 must be applied to transfers occurring on or after the effective date. ASU No. 2009-16 is not expected to have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in Subtopic ASC 605-25. ASU No. 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis and early application is permitted. The Company is currently evaluating the impact of ASU No. 2009-13, but does not expect it will have a significant impact on the Company’s financial statements.

NOTE 2 – ACQUISITIONS

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. This transaction expanded the Company’s customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the agreement, the Company exchanged its 35% interest in Kuang Tai with a fair value of $22,723, paid cash of $35,531 and will pay an additional $4,181 in cash over a three-year period after close.

The fair value of the Company’s previous non-controlling direct interest in Jin Tai was $8,675. The carrying values of the Company’s interests in Kuang Tai and Jin Tai were $29,368 and $9,973, respectively. The excess carrying value over fair value of these interests resulted in a loss on the transaction of $7,943 recorded in “Equity (loss) earnings in affiliates.”

The Company previously reported its proportional share of Jin Tai’s net income under the equity method in “Equity (loss) earnings in affiliates.” Jin Tai’s sales were $186,774 in 2008 and $74,834 in 2009 prior to the acquisition. Jin Tai’s sales of $53,956 after the acquisition were included in “Net sales” for 2009. The pro forma impact on the results of operations if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

The identifiable assets acquired and liabilities assumed upon the acquisition of Jin Tai were as follows:

July 29, 2009
Cash and cash equivalents	$16,032
Accounts receivable	23,306
Inventory	17,037
Other current assets	18,932
Property, plant and equipment	29,275
Intangibles	15,201
Goodwill	1,429
Other non-current assets	5,585

Total assets acquired	126,797

Amounts due banks	28,833
Trade accounts payable	2,306
Current liabilities	7,839
Long-term liabilities	15,459

Total liabilities assumed	54,437

Net assets acquired	$72,360

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 – ACQUISITIONS (continued)

All assets acquired and liabilities assumed were recorded at estimated fair value. Goodwill of $1,429 was allocated to the Asia Pacific Welding segment and is not deductible for income tax purposes under current tax law. Net assets acquired included a non-controlling interest in one of Jin Tai’s operations valued at $1,250. This non-controlling interest was subsequently acquired and accounted for as an equity transaction.

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

On November 30, 2007, the Company acquired the assets and business of Vernon Tool Company Ltd. (“Vernon Tool”), a privately held manufacturer of computer-controlled pipe cutting equipment used for precision fabrication purposes headquartered near San Diego, California, for approximately $12,434 in cash. This acquisition added to the Company’s ability to support its customers in the market for infrastructure development. Annual sales at the time of the acquisition were approximately $9,000.

On November 29, 2007, the Company announced that it had entered into a majority-owned joint venture with Zhengzhou Heli Welding Materials Company Ltd. (“Zhengzhou Heli”), a privately held manufacturer of subarc flux based in Zhengzhou, China. The Company has contributed $16,400 to Zhengzhou Heli. Annual sales at the time of the acquisition were approximately $8,000.

On July 20, 2007, the Company acquired Nanjing Kuang Tai Welding Materials Company, Ltd. (“Nanjing”), a manufacturer of stick electrode products based in Nanjing, China, for approximately $4,245 in cash and assumed debt. The Company previously owned 35% of Nanjing indirectly through its investment in Kuang Tai. Annual sales at the time of the acquisition were approximately $10,000.

On March 30, 2007, the Company acquired all of the outstanding stock of Spawmet Sp. z o.o. (“Spawmet”), a privately held manufacturer of welding consumables headquartered near Katowice, Poland, for approximately $5,000 in cash. This acquisition provided the Company with a portfolio of stick electrode products and broadened its distributor network in Poland and Eastern Europe. Annual sales at the time of the acquisition were approximately $5,000.

Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

NOTE 3 – SEGMENT INFORMATION

The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. The Company also has a leading global position in the brazing and soldering alloys market.

During the fourth quarter of 2009, the Company realigned its business units into five operating segments to enhance the utilization of the Company’s worldwide resources and global sourcing initiatives. The operating

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 – SEGMENT INFORMATION (continued)

segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The other three welding segments include welding operations in Europe, Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company’s global cutting, soldering and brazing businesses as well as the retail business in the United States. The segment information of prior periods has been recast to conform to the current segment presentation.

Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes (“EBIT”), as adjusted. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories are reported on a LIFO basis. Segment and consolidated income before interest and income taxes are reported on a LIFO basis. At December 31, 2009, 2008 and 2007, approximately 31%, 35% and 36%, respectively, of total inventories were valued using the LIFO method. LIFO is only used for certain domestic inventories included in the North America Welding segment. Inter-segment sales are recorded at agreed upon prices that approximate arm’s length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments on a basis that management believes to be reasonable. Certain corporate-level expenses may not be allocated to the operating segments and are reported as Corporate/Eliminations.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 – SEGMENT INFORMATION (continued)

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the year ended December 31, 2009
Net sales	$858,180	$346,383	$208,280	$99,171	$217,271	$—	$1,729,285
Inter-segment sales	85,630	8,725	4,051	308	7,739	(106,453)	—

Total	$943,810	$355,108	$212,331	$99,479	$225,010	$(106,453)	$1,729,285

EBIT, as adjusted	$134,544	$(2,196)	$(18,370)	$10,648	$888	$(3,344)	$122,170
Special items	10,386	4,335	9,607	528	5,774	—	30,630

EBIT	$124,158	$(6,531)	$(27,977)	$10,120	$(4,886)	$(3,344)	$91,540
Interest income							3,462
Interest expense							(8,521)

Income before income taxes							$86,481

Total assets	$792,876	$379,449	$310,329	$81,734	$253,851	$(112,947)	$1,705,292
Equity investments in affiliates	—	19,455	—	3,444	—	—	22,899
Capital expenditures	13,726	7,543	15,887	796	2,457	(2,208)	38,201
Depreciation and amortization	31,097	9,779	9,397	1,543	4,642	140	56,598
For the year ended December 31, 2008
Net sales	$1,313,881	$538,570	$230,661	$116,061	$279,958	$—	$2,479,131
Inter-segment sales	127,087	15,649	3,522	37	8,568	(154,863)	—

Total	$1,440,968	$554,219	$234,183	$116,098	$288,526	$(154,863)	$2,479,131

EBIT, as adjusted	$243,648	$55,998	$8,260	$9,984	$10,218	$(5,618)	$322,490
Special items	818	2,052	15,582	—	919	—	19,371

EBIT	$242,830	$53,946	$(7,322)	$9,984	$9,299	$(5,618)	$303,119
Interest income							8,845
Interest expense							(12,155)

Income before income taxes							$299,809

Total assets	$848,233	$428,690	$244,461	$81,093	$248,360	$(132,032)	$1,718,805
Equity investments in affiliates	—	13,814	45,256	3,288	—	—	62,358
Capital expenditures	39,486	13,956	14,788	2,172	2,406	(382)	72,426
Depreciation and amortization	32,383	11,065	6,631	1,501	5,145	200	56,925
For the year ended December 31, 2007
Net sales	$1,248,382	$474,388	$178,120	$101,426	$278,468	$—	$2,280,784
Inter-segment sales	114,930	14,295	2,501	1,793	8,028	(141,547)	—

Total	$1,363,312	$488,683	$180,621	$103,219	$286,496	$(141,547)	$2,280,784

EBIT, as adjusted	$206,768	$57,495	$(328)	$8,804	$18,612	$(1,246)	$290,105
Special items	—	—	—	—	(188)	—	(188)

EBIT	$206,768	$57,495	$(328)	$8,804	$18,800	$(1,246)	$290,293
Interest income							8,294
Interest expense							(11,430)

Income before income taxes							$287,157

Total assets	$859,828	$428,181	$215,946	$77,349	$229,973	$(165,981)	$1,645,296
Equity investments in affiliates	—	16,154	40,787	2,782	—	—	59,723
Capital expenditures	25,275	16,546	15,491	1,754	3,679	(1,112)	61,633
Depreciation and amortization	31,160	9,454	4,921	1,251	5,766	58	52,610

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 – SEGMENT INFORMATION (continued)

In 2009, special items include for the North America Welding segment a charge of $10,386 for rationalization actions. The Europe Welding segment includes a charge of $9,868 for rationalization actions, $134 in intangible asset impairment charges and a gain of $5,667 on the sale of a property. The Asia Pacific Welding segment includes a charge of $3,207 for rationalization actions, a gain of $1,543 on the settlement of a pension obligation and a loss of $7,943 associated with the acquisition of Jin Tai and related divestiture of Kuang Tai. The South America Welding segment includes a charge of $528 for rationalization actions. The Harris Products Group segment includes a charge of $5,029 for rationalization actions and $745 in intangible asset impairment charges.

In 2008, special items include for the North America Welding segment a charge of $818 for the impairment of an intangible asset. The Europe Welding segment includes a charge of $1,528 for rationalization actions and a charge of $524 for the impairment of an intangible asset. The Asia Pacific Welding segment includes a charge of $15,582 for the impairment of goodwill and certain long-lived assets. The Harris Products Group segment includes a charge of $919 for rationalization actions.

In 2007, special items include for The Harris Products Group segment a gain of $188 for rationalization actions.

Export sales (excluding intercompany sales) from the United States were $154,526 in 2009, $242,312 in 2008 and $194,476 in 2007. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2009.

The geographic split of the Company’s net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2009	2008	2007
Net sales:
United States	$722,638	$1,072,593	$1,064,113
Foreign countries	1,006,647	1,406,538	1,216,671

Total	$1,729,285	$2,479,131	$2,280,784

	December 31,
	2009	2008	2007
Property, plant and equipment, net:
United States	$153,342	$169,764	$167,659
Foreign countries	307,073	259,469	263,738
Eliminations	(354)	(1,331)	(1,453)

Total	$460,061	$427,902	$429,944

Net sales derived from customers and property, plant and equipment in any individual foreign country were not material.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 – RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded rationalization and asset impairment charges of $29,897 for the year ended December 31, 2009. These charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges, $879 in indefinite-lived intangible asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan.

In the fourth quarter of 2009, the Company determined that the carrying value of certain long-lived assets exceeded fair value at operations affected by rationalization activities initiated in the second and third quarters of 2009. As a result, asset impairment charges totaling $2,061 were recognized in “Rationalization and asset impairment charges (gain).” Of the total asset impairment charges, $253 were recognized in the Europe Welding segment, $1,515 in the Asia Pacific Welding segment and $293 in The Harris Products Group segment. Fair values of impaired long-lived assets were determined primarily by third party appraisal.

During the third quarter of 2009, the Company initiated various rationalization actions including the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 80 employees in the Europe Welding segment, 175 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment. These actions are expected to cost approximately $12,000, of which the Company recorded rationalization charges of $8,333 for the year ended December 31, 2009. At December 31, 2009, a liability related to these actions of $3,912 was recorded in “Other current liabilities.” Costs related to these actions relate primarily to employee severance actions that are expected to be substantially completed and paid over the next year.

During the second quarter of 2009, the Company initiated various rationalization actions including the closure of a manufacturing facility in The Harris Products Group segment. These actions affected eight employees in the North America Welding segment, 61 employees in the Europe Welding segment, 81 employees in the Asia Pacific Welding segment, 23 employees in the South America Welding segment and 58 employees in The Harris Products Group segment. The Company recorded rationalization charges of $6,684 for the year ended December 31, 2009 related to these actions. A liability related to these actions of $2,445 was recorded in “Other current liabilities” at December 31, 2009. These costs relate primarily to employee severance actions that are essentially complete and are expected to be paid over the next year.

Rationalization actions taken during the first quarter of 2009 included a voluntary separation incentive program covering certain U.S.-based employees. These actions affected 408 employees in the North America Welding segment, 48 employees in the Europe Welding segment, 44 employees in the Asia Pacific Welding segment, 22 employees in the South America Welding segment and 46 employees in The Harris Products Group segment. The Company recorded rationalization charges of $12,092 for the year ended December 31, 2009 related to these actions. At December 31, 2009, all activities associated with these actions were completed.

Rationalization actions taken during the fourth quarter of 2008 affected 67 and 65 employees in The Harris Products Group and Europe Welding segments, respectively. The Company recorded rationalization charges of $2,447 at December 31, 2008 and $33 for the year ended December 31, 2009 related to these actions. At December 31, 2009, all activities associated with these actions were completed.

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in subsequent quarters.

In the fourth quarter of 2008, the Company recorded asset impairment charges totaling $16,924 in “Rationalization and asset impairment charges (gain).”

In the fourth quarter of 2008, the Company determined that poor operating results and a dampened economic outlook indicated the potential for impairment at two of its businesses in China. Impairment testing determined

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 – RATIONALIZATION AND ASSET IMPAIRMENTS (continued)

that the carrying value of long-lived assets exceeded fair value at one of these businesses and the Company recorded a charge of $2,388. In addition, the carrying value of goodwill at both of these businesses exceeded the implied value of goodwill and the Company recorded a charge of $13,194.

The Company also tested indefinite-lived intangible assets and determined that the carrying value of certain intangible assets in the Europe Welding and North America Welding segments exceeded fair value. As a result, the Company recorded charges of $524 and $818, respectively.

Fair values of impaired assets were determined using projected discounted cash flows.

In 2005, the Company committed to a plan to rationalize manufacturing operations at Harris Calorific Limited (“Harris Ireland”). The Company incurred a total of $3,920 in charges related to this plan of which a gain of $188 was recorded in 2007. During 2009, the Company received cash of $1,740 related to the termination of the Harris Ireland pension plan and recognized a gain of $185.

The following table summarizes the activity related to the rationalization liabilities:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance at December 31, 2008	$—	$1,563	$—	$—	$739	$2,302
Payments and other adjustments	(10,386)	(8,097)	(861)	(528)	(3,215)	(23,087)
Charged to expense	10,386	9,615	1,692	528	4,921	27,142

Balance at December 31, 2009	$—	$3,081	$831	$—	$2,445	$6,357

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income are as follows:

	Defined Benefit Plans, net of tax	Currency Translation Adjustment	Unrealized Gain (Loss) on Derivatives Designated and Qualifying as Cash Flow Hedges, net of tax	Comprehensive Loss (Income) Attributable to Non-controlling Interests	Total Accumulated Other Comprehensive (Loss) Income
Balance January 1, 2007	$(69,978)	$15,266	$59	$85	$(54,568)
Other comprehensive income (loss)	17,704	55,779	(2,989)	(229)	70,265

Balance December 31, 2007	(52,274)	71,045	(2,930)	(144)	15,697
Other comprehensive (loss) income	(142,422)	(92,419)	842	48	(233,951)

Balance December 31, 2008	(194,696)	(21,374)	(2,088)	(96)	(218,254)
Other comprehensive income (loss)	21,287	46,968	1,444	(849)	68,850

Balance December 31, 2009	$(173,409)	$25,594	$(644)	$(945)	$(149,404)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 – DEBT

At December 31, 2009 and 2008, debt consisted of the following:

	December 31,
	2009	2008
Long-term debt
Senior Unsecured Notes paid in 2009, interest at 5.89%	$—	$30,144
Senior Unsecured Notes due 2012, interest at 6.36%	84,092	86,759
Capital leases due through 2017, interest at .90% to 28.00%	2,839	3,651
Other borrowings due through 2023, interest up to 10.59%	2,209	2,240

	89,140	122,794
Less current portion	1,290	31,257

Total long-term debt	87,850	91,537
Short-term debt
Amounts due banks, interest at 8.35% (22.78% in 2008)	34,577	19,436
Current portion long-term debt	1,290	31,257

Total short-term debt	35,867	50,693

Total debt	$123,717	$142,230

Senior Unsecured Notes

During March 2002, the Company issued Senior Unsecured Notes (the “Notes”) totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions, and are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes Agreement, ratios). As of December 31, 2009, the Company was in compliance with all of its debt covenants. The Company repaid the $40,000 Series A Notes and the $30,000 Series B Notes in March 2007 and March 2009, respectively, reducing the balance outstanding of the Notes to $80,000, which is due March 2012.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to “Interest expense.” In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to “Interest expense” over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $313 in 2009, $958 in 2008 and $1,121 in 2007, and is expected to reduce annual “Interest expense” by $206 in 2010. At December 31, 2009, $442 remains to be amortized and is recorded in “Long-term debt, less current portion.”

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 – DEBT (continued)

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000 to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate (“LIBOR”). These swaps were designated and qualified as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to “Interest expense.”

During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced “Interest expense” by $1,429 in 2009 and is expected to reduce annual “Interest expense” by $1,661 in 2010. At December 31, 2009, $3,650 remains to be amortized and is included in “Long-term debt, less current portion.”

During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Notes from fixed to floating interest rates matured with the underlying Notes. The Company has no interest rate swaps outstanding at December 31, 2009. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.1% and 4.6% for 2009 and 2008, respectively.

At December 31, 2009 and 2008, the fair value of long term debt, including the current portion, was approximately $91,365 and $124,446, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On November 18, 2009, the Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) for a $150,000 revolving credit facility to be used for general corporate purposes. This Credit Agreement amended and restated the Company’s $175,000 revolving credit agreement that was entered into on December 17, 2004 and had a maturity date in December 2009. The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company’s leverage ratio.

The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of December 31, 2009, there were no borrowings under the Credit Agreement.

Capital Leases

At December 31, 2009 and 2008, $2,839 and $3,651 of capital lease indebtedness was secured by property, plant and equipment, respectively.

Other

Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2009 are $35,867 in 2010, $1,297 in 2011, $80,812 in 2012, $190 in 2013, $196 in 2014 and $1,262 thereafter. Total interest paid was $11,339 in 2009, $13,037 in 2008 and $11,537 in 2007. The

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 – DEBT (continued)

primary difference between interest expense and interest paid is the amortization of the gains on terminated interest rate swaps.

The Company’s short-term borrowings included in “Amounts due banks” were $34,577 and $19,436 at December 31, 2009 and 2008, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 8.35% and 22.78%, respectively. The decrease in the weighted average interest rate in 2009 is primarily due to the low interest rate short-term borrowings at Jin Tai offsetting higher interest rate borrowings at the Company’s subsidiary in Venezuela. The higher weighted average interest rate in 2008 was due to borrowings at the Company’s subsidiary in Venezuela.

NOTE 7 – STOCK PLANS

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended (“EPI Plan”), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 3,000,000 of the Company’s common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended (“Director Plan”), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2009, there were 3,264,886 common shares available for future grant under all plans.

The following table summarizes the activity for each of the three years ended December 31, 2009, under all Plans:

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	1,716,017	$43.55	1,663,704	$41.63	1,747,050	$34.28
Shares granted	386,305	52.61	316,264	44.11	268,854	68.48
Shares exercised	(66,669)	34.86	(235,650)	30.56	(348,450)	25.30
Shares canceled	(19,326)	51.49	(28,301)	45.23	(3,750)	60.72

Balance at end of year	2,016,327	$45.49	1,716,017	$43.55	1,663,704	$41.63

Exercisable at end of year	1,334,346	$41.81	1,144,784	$39.14	1,152,545	$33.45

Options granted under both the EPI Plan and its predecessor plans may be outstanding for a maximum of ten years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company’s common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options and the granting of restricted stock awards in 2009, 2008 and 2007.

Restricted shares are valued at the quoted market price on the grant date. The majority of restricted shares vest over a period of three to five years. Under the EPI Plan, the Company issued 85,943 restricted shares at a weighted average market price of $52.58 per share in 2009, 56,205 restricted shares at a market price of $44.03

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 – STOCK PLANS (continued)

per share in 2008 and 25,690 restricted shares at a market price of $68.51 per share in 2007. The Company issued 8,532 restricted shares at a market price of $52.71 per share, 10,233 restricted shares at a market price of $43.97 per share and 7,102 restricted shares at a market price of $68.21 under the Director Plan in 2009, 2008 and 2007, respectively.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2009 were as follows:

	Year Ended December 31,
	2009	2008	2007
Expected volatility	40.48%	33.80%	23.05%
Dividend yield	2.15%	3.09%	1.57%
Risk-free interest rate	2.04%	1.63%	3.50%
Expected option life (years)	4.7	4.5	4.3
Weighted average fair value per option granted during the year	$16.05	$9.85	$14.33

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2009, 2008 and 2007 was $5,432, $4,738 and $4,679, respectively. The related tax benefit for 2009, 2008 and 2007 was $2,058, $1,793 and $1,789, respectively. As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $13,508, which is expected to be recognized over a weighted average period of approximately 39 months.

The following table summarizes nonvested stock options and restricted shares for the year ended December 31, 2009:

	December 31, 2009
	Number of Options and Restricted Shares	Weighted Average Fair Value at Grant Date
Balance at beginning of year	524,583	$22.96
Granted	386,305	24.99
Vested	(271,037)	17.35
Forfeited	(11,835)	11.70

Balance at end of year	628,016	$26.84

The aggregate intrinsic value of awards outstanding at December 31, 2009, based on the Company’s closing stock price of $53.46 as of the last business day in the year ended December 31, 2009, which would have been received by the optionees had all awards been exercised on that date was $32,367. The aggregate intrinsic value of awards exercisable at December 31, 2009, based on the Company’s closing stock price of $53.46 as of the last

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 – STOCK PLANS (continued)

business day in the year ended December 31, 2009, which would have been received by the optionees had all awards been exercised on that date was $19,385. The total intrinsic value of awards exercised during 2009 and 2008 was $2,236 and $10,366, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the awards.

The following table summarizes information about awards outstanding as of December 31, 2009:

	Outstanding		Exercisable
Exercise Price Range	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$13.50 - $34.99	328,581	$23.42	328,581	$23.42	3.0
$35.00 - $39.99	527,762	$37.64	525,727	$37.63	5.4
Over $40.00	1,159,984	$55.32	480,038	$58.97	7.7

	2,016,327		1,334,346		6.3

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. Under this plan, shares purchased were 3,818 in 2009, 1,085 in 2008 and 6,843 in 2007.

NOTE 8 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. The Company uses a December 31 measurement date for its plans.

The Company does not have, and does not provide for, any postretirement or postemployment benefits other than pensions and certain non-U.S. statutory termination benefits.

Defined Benefit Plans

The defined benefit plans generally provide benefits based upon years of service and compensation. The plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. The contributions are made in amounts sufficient to fund current service costs on a current basis and to fund past service costs, if any, over various amortization periods.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Obligations and Funded Status

	December 31,
	2009	2008
Change in benefit obligations
Benefit obligations at beginning of year	$721,467	$699,129
Service cost	12,755	16,501
Interest cost	43,097	42,615
Plan participants’ contributions	408	550
Actuarial loss	35,289	15,372
Benefits paid	(37,468)	(38,970)
Settlement/curtailment	(6,173)	(14)
Currency translation	8,146	(13,716)

Benefit obligations at end of year	777,521	721,467
Change in plan assets
Fair value of plan assets at beginning of year	532,775	715,072
Actual return on plan assets	87,936	(159,522)
Employer contributions	46,128	23,810
Plan participants’ contributions	408	550
Benefits paid	(34,366)	(34,237)
Settlement	(3,746)	—
Currency translation	7,623	(12,898)

Fair value of plan assets at end of year	636,758	532,775
Funded status at end of year	(140,763)	(188,692)
Unrecognized net loss	278,529	312,071
Unrecognized prior service cost	(872)	(917)
Unrecognized transition assets, net	78	109

Net amount recognized	$136,972	$122,571

The after-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations included in “Accumulated other comprehensive loss” at December 31, 2009 were $173,861, $(512) and $60, respectively. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2010 are $21,233, $(50) and $5, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2009	2008
Prepaid pensions	$1,921	$2,716
Accrued pension liability, current	(3,014)	(3,248)
Accrued pension liability, long-term	(139,670)	(188,160)
Accumulated other comprehensive loss, excluding tax effects	277,735	311,263

Net amount recognized in the balance sheets	$136,972	$122,571

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2009	2008	2007
Service cost	$12,755	$16,501	$17,829
Interest cost	43,097	42,615	40,621
Expected return on plan assets	(43,802)	(56,954)	(55,943)
Amortization of prior service cost	(23)	70	75
Amortization of net loss	25,087	1,636	4,615
Settlement/curtailment (gain) loss	(2,340)	745	(937)

Pension cost for defined benefit plans	$34,774	$4,613	$6,260

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2009	2008
U.S. pension plans
Projected benefit obligation	$714,455	$670,243
Accumulated benefit obligation	679,899	635,433
Fair value of plan assets	584,321	491,367
Non-U.S. pension plans
Projected benefit obligation	$49,862	$39,362
Accumulated benefit obligation	46,309	37,208
Fair value of plan assets	37,321	26,841

The total accumulated benefit obligation for all plans was $738,965 as of December 31, 2009 and $685,565 as of December 31, 2008.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Contributions to Plans

Contributions to U.S. plans were $45,000 and $20,000 for the years ended December 31, 2009 and 2008, respectively. The Company expects to contribute $30,000 to the U.S. plans during 2010. The actual amounts to be contributed to the pension plans in 2010 will be determined at the Company’s discretion.

Benefit Payments for Plans

Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2010	$38,876
2011	40,949
2012	48,212
2013	42,911
2014	44,602
2015 through 2019	253,638

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Discount rate	5.8%	6.2%
Rate of increase in compensation	4.0%	4.1%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans as of December 31, 2009, 2008 and 2007 were as follows:

	December 31,
	2009	2008	2007
Discount rate	6.2%	6.3%	5.9%
Rate of increase in compensation	4.0%	4.1%	4.1%
Expected return on plan assets	8.2%	8.2%	8.4%

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Pension Plans’ Assets

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The target allocation for plan assets is 60% to 70% equity securities and 30% to 40% debt securities.

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets:

	Pension Plans’ Assets at Fair Value as of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Corporate stock (1)	$88,600	$—	$—	$88,600
Insurance company nonpooled separate account (2)
Cash and cash equivalents	—	33,547	—	33,547
Corporate and other obligations	—	11,793	1,699	13,492
Common trusts (3)	—	496,600	—	496,600
Private equity funds	—	—	4,519	4,519

Total assets at fair value	$88,600	$541,940	$6,218	$636,758

(1)	This investment category includes publicly traded equity investments directly held by the plans.
(2)	The insurance company nonpooled separate account is focused on capital preservation and invests in fixed-income securities and money market instruments.
(3)	Common trusts are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes, and money markets.

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans’ assets for the year ended December 31, 2009:

	Insurance Company Nonpooled Separate Account	Private Equity Funds	Total
Balance at the beginning of year	$1,638	$2,328	$3,966
Purchases, sales, issuances and settlements	(432)	2,473	2,041
Realized and unrealized gains (losses)	493	(282)	211

Balance at the end of year	$1,699	$4,519	$6,218

The amount of total (losses) gains during the period attributable to the change in unrealized (losses) gains relating to Level 3 net assets still held at the reporting date	$(283)	$586	$303

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (continued)

Supplemental Executive Retirement Plan

The Company maintains a domestic unfunded supplemental executive retirement plan (“SERP”) under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan which is subject to Internal Revenue Service (“IRS”) limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $2,088, $2,598 and $2,411 in 2009, 2008 and 2007, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $20,442, $18,764 and $19,195 at December 31, 2009, 2008 and 2007, respectively.

Defined Contribution Plans

Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the IRS. For most participants the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. On January 1, 2009, the match provision was suspended for the 401(k) savings plan as part of the Company’s actions to reduce costs in light of market conditions. In addition, the plan includes a feature in which participants hired after November 1, 1997 receive an annual Company contribution of 2% of their base pay. The plan allowed employees hired before November 1, 1997, at their election, to receive this contribution in exchange for forfeiting certain benefits under the pension plan.

The annual costs recognized for defined contribution plans were $4,810, $8,471 and $8,590 in 2009, 2008 and 2007, respectively.

Multi-Employer Plans

The Company participates in multi-employer plans for several of its operations in Europe. Pension costs for these plans are recognized as contributions are funded. The annual costs of these programs were $1,322, $1,509 and $1,725 in 2009, 2008 and 2007, respectively.

Other Benefits

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 – INCOME TAXES

The components of income (loss) before income taxes for the three years ended December 31, 2009 were as follows:

	Year Ended December 31,
	2009	2008	2007
U.S.	$110,909	$223,672	$205,779
Non-U.S.	(24,428)	76,137	81,378

Total	$86,481	$299,809	$287,157

The components of income tax expense (benefit) for the three years ended December 31, 2009 were as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$25,688	$51,700	$61,277
Non-U.S.	15,943	21,880	20,313
State and local	3,364	6,576	6,542

	44,995	80,156	88,132
Deferred:
Federal	(4,612)	8,622	(711)
Non-U.S.	(2,735)	(1,435)	(3,712)
State and local	257	180	712

	(7,090)	7,367	(3,711)

Total	$37,905	$87,523	$84,421

The differences between total income tax expense and the amount computed by applying the statutory Federal income tax rate to income before income taxes for the three years ended December 31, 2009 were as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory rate of 35% applied to pre-tax income	$30,268	$104,933	$100,505
Effect of state and local income taxes, net of federal tax benefit	2,443	4,454	4,964
Taxes more (less) than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	21,646	(6,203)	(11,881)
Manufacturing deduction	(2,310)	(4,170)	(3,583)
U.S. tax (benefit) cost of foreign source income	(14,486)	(6,888)	1,151
Resolution of prior years’ tax liabilities	(137)	(4,309)	(6,818)
Other	481	(294)	83

Total	$37,905	$87,523	$84,421

Effective tax rate	43.83%	29.19%	29.40%

Total income tax payments, net of refunds, were $33,522 in 2009, $72,923 in 2008 and $83,950 in 2007.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 – INCOME TAXES (continued)

Unrecognized Tax Benefits

In 2007, the Company adopted FIN 48, subsequently codified in ASC 740, which clarified the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s unrecognized tax benefits upon adoption were $28,997 and the cumulative effect of adoption was recorded as a decrease of $1,590 to retained earnings.

Liabilities for unrecognized tax benefits are classified as “Accrued taxes” non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in “Income taxes.” For the years ended December 31, 2009 and 2008, current income tax expense included $2,194 and $1,044 of interest and penalties, respectively. For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $10,547 and $6,141, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2009	2008
Balance at January 1	$34,183	$29,215
Increase related to current year tax provisions	3,973	7,646
Increase related to prior years’ tax positions	710	2,734
Increase related to acquisitions	6,617	—
Decrease related to settlements with taxing authorities	(1,685)	—
Resolution of prior years’ tax liabilities	(1,200)	(4,255)
Other	242	(1,157)

Balance at December 31	$42,840	$34,183

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $27,182 at December 31, 2009 and $19,945 at December 31, 2008.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of 2010. The Company is currently subject to an IRS audit for the tax years 2005 – 2008 and an Indonesian tax audit for 2005 – 2006. The Company does not expect the results of these examinations to have a material effect on the consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 – INCOME TAXES (continued)

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2009 and 2008, were as follows:

	December 31,
	2009	2008
Deferred tax assets:
Tax loss and credit carryforwards	$44,634	$16,918
Inventory	10,724	8,548
Other accruals	16,249	12,710
Employee benefits	14,445	13,502
Pension obligations	42,106	63,130
Other	13,572	16,282

	141,730	131,090
Valuation allowance	(34,095)	(18,295)

	107,635	112,795
Deferred tax liabilities:
Property, plant and equipment	35,316	31,338
Intangible assets	13,766	10,998
Inventory	11,012	10,970
Pension obligations	2,016	2,052
Other	12,104	10,314

	74,214	65,672

Total	$33,421	$47,123

At December 31, 2009, certain subsidiaries had tax loss carryforwards of approximately $120,928 that will expire in various years from 2010 through 2029, except for $36,853 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2009, a valuation allowance of $34,095 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes of $283 have been provided on earnings of $1,831 that are not expected to be permanently reinvested.

NOTE 10 – DERIVATIVES AND FAIR VALUE

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 – DERIVATIVES AND FAIR VALUE (continued)

All derivatives are recorded at fair value on the balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recorded in operating activities in the Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial for the three years ended December 31, 2009.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2009. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $3,570 at December 31, 2009 and $35,807 at December 31, 2008. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affected earnings. The Company reclassified a net loss of $61 from AOCI to earnings based on the probability of the forecasted transactions no longer occurring for the year ended December 31, 2009.

Fair value hedges

In February 2009, the Company terminated interest rate swaps that were qualified and designated as fair value hedges that converted notional amounts of $80,000 of debt from fixed to floating interest rates. The gain of $5,079 realized on termination was deferred and is being amortized as an offset to “Interest expense” over the remaining life of the Note. The fair value gains or losses on these contracts prior to settlement were recognized in earnings and offset by fair value losses or gains on the fixed-rate borrowings.

In March 2009, interest rate swaps designated as fair value hedges that converted notional amounts of $30,000 of debt from fixed to floating interest rates matured with the underlying Note. The fair value gains or losses on these contracts were recognized in earnings and offset by fair value losses or gains on the fixed-rate borrowings.

At December 31, 2008, the Company had interest rate swap agreements outstanding that effectively converted notional amounts of $110,000 of debt from fixed to floating interest rates. The fair value of the swaps was an unrealized gain of $6,148 at December 31, 2008.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which were not designated as hedges. These derivatives were held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $102,410 at December 31, 2009 and $65,040 at December 31, 2008. The fair value gains or losses from these contracts were recognized currently in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 – DERIVATIVES AND FAIR VALUE (continued)

The Company dedesignated commodity forward contracts at the inception of 2009 that had previously been designated and qualified as cash flow hedges. At December 31, 2009, the notional amounts, in thousands of pounds, of these contracts consisted of aluminium forward contracts of 450, copper forward contracts of 450 and nickel forward contracts of 54. The effective portion of the fair value gains or losses on these instruments were recorded in AOCI while the instruments were designated and qualified as cash flow hedges. Realized gains and losses were reclassified to earnings as the underlying hedged transactions affected earnings. For the year ended December 31, 2009, the Company reclassified a loss of $1,262 from AOCI to earnings based on the probability of the forecasted transactions no longer occurring. Subsequent to dedesignation, the fair value gains or losses on these instruments were recognized currently in earnings.

At December 31, 2008, the notional amounts, in thousands of pounds, of the Company’s derivative contracts consisted of aluminium forward contracts of 3,125, copper forward contracts of 2,925 and nickel forward contracts of 276. These derivative financial instruments qualified and were designated as cash flow hedges.

The Company has short-term silver forward contracts with a notional amount of 250,000 troy ounces at December 31, 2009. Realized and unrealized gains and losses on these contracts were recorded to earnings.

Fair values of derivative instruments in the Consolidated Balance Sheet follow:

	December 31, 2009
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$63	$12
Not designated as hedging instruments:
Foreign exchange contracts	133	1,017
Commodity contracts	611	186

Total derivatives	$807	$1,215

At December 31, 2008, the fair value of the non-designated foreign exchange contracts, the designated cash flow hedges and the commodity forward contracts was an unrealized loss of $4,732, an unrealized gain of $3,076 and an unrealized loss of $7,708, respectively.

The effects of designated fair value hedges and undesignated derivative instruments on the Consolidated Statement of Income for the year ended December 31, 2009 consisted of the following:

Derivatives by hedge designation	Classification of gains (losses)	Year Ended December 31, 2009
Fair value hedges:
Interest rate swaps	Interest expense	$181
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	(6,053)
Commodity contracts	Cost of goods sold	3,613

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 – DERIVATIVES AND FAIR VALUE (continued)

The effects of designated cash flow hedges on AOCI and the Consolidated Statement of Income for the year ended December 31, 2009 consisted of the following:

Total recognized in AOCI, net of tax	December 31, 2009	Gain (loss) reclassified from AOCI to:	Year Ended December 31, 2009
Foreign exchange contracts	$(5)	Sales	$(149)
		Cost of goods sold	1,851
Commodity contracts	(639)	Cost of goods sold	(6,150)

The Company expects $644 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

The following hierarchy is used to classify the inputs used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of fair value measurements:

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net liability	$408	$—	$408	$—

The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of cash and cash equivalents approximated book value at December 31, 2009 and 2008. See Note 6 for the fair value estimate of debt.

NOTE 11 – OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, transportation equipment, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $14,275 in 2009, $14,679 in 2008 and $13,883 in 2007.

At December 31, 2009, total future minimum lease payments for noncancelable operating leases were $9,923 in 2010, $7,231 in 2011, $5,328 in 2012, $2,763 in 2013, $2,232 in 2014 and $7,232 thereafter.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 – CONTINGENCIES

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

The Company’s reserve for contingent liabilities, primarily for product liability claims, was $15,333 as of December 31, 2009 and $12,308 as of December 31, 2008. The reserve is included in “Other current liabilities.” The Company also has an asset for recoveries from insurance carriers on the outstanding insured claims of $11,235 as of December 31, 2009 and $11,041 as of December 31, 2008. The asset is included in “Other current assets.”

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

The Company has provided a guarantee on loans for an unconsolidated joint venture of approximately $1,381 at December 31, 2009. The loans, maturing in July 2010, were undertaken to fund the joint venture’s working capital and capital expansion needs. The Company would become liable for any unpaid principal and accrued interest if the joint venture were to default on payment at the respective maturity dates. The Company believes the likelihood is remote that any payment will be required under these arrangements based on the current financial condition of the joint venture.

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2009
Net sales	$411,751	$413,283	$441,802	$462,449
Gross profit	90,248	106,391	125,131	134,498
(Loss) income before income taxes	(2,010)	23,865	24,231	40,395
Net (loss) income	(3,594)	15,068	12,757	24,345
Basic (loss) earnings per share	$(0.08)	$0.36	$0.30	$0.57
Diluted (loss) earnings per share	$(0.08)	$0.35	$0.30	$0.57

2008
Net sales	$620,227	$699,826	$632,892	$526,186
Gross profit	177,451	204,714	196,878	141,108
Income before income taxes	78,991	95,100	92,882	32,836
Net income	53,477	70,128	69,211	19,470
Basic earnings per share	$1.25	$1.64	$1.62	$0.46
Diluted earnings per share	$1.24	$1.62	$1.60	$0.46

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

The quarter ended December 31, 2009 includes a charge of $3,298 ($2,786 after-tax) related to rationalization activities to align the business to current market conditions and impairment charges of $879 ($596 after-tax) to certain indefinite-lived intangible assets.

The quarter ended September 30, 2009 includes a charge of $7,144 ($6,340 after-tax) related to rationalization activities to align the business to current market conditions including the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments and a loss of $7,943 ($7,943 after-tax) on the acquisition of Jin Tai.

The quarter ended June 30, 2009 includes a charge of $6,877 ($6,639 after-tax) related to the Company’s rationalization activities to align the business to current market conditions including the closure of a manufacturing facility in The Harris Products Group segment, a pension settlement gain of $1,543 ($1,543 after-tax) and a gain on the sale of a property by the Company’s joint venture in Turkey of $5,667 ($5,667 after-tax).

The quarter ended March 31, 2009 includes a charge of $11,699 ($7,428 after-tax) related to the Company’s rationalization activities to align the business to current market conditions including a voluntary separation incentive program covering certain U.S.-based employees.

The quarter ended December 31, 2008 includes a charge of $2,447 ($1,698 after-tax) related to the Company’s rationalization activities to align the business to current market conditions and $16,924 ($16,615 after-tax) in asset impairment charges including $13,194 of goodwill impairment with no tax benefit, $2,388 in impairment of long-lived assets with no tax benefit and $1,342 ($1,033 after-tax) in impairment of intangible assets.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged to Other Accounts	(2) Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2009	$7,673	$2,685	$368	$2,552	$8,174
Year ended December 31, 2008	7,424	3,986	(735)	3,002	7,673
Year ended December 31, 2007	8,484	3,115	630	4,805	7,424

(1)	Currency translation adjustment.
(2)	Uncollectible accounts written-off, net of recoveries.