Form 10-Q
period 2010-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2010-04-30
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Yes  ☐    No   ☑

The number of shares outstanding of the registrant’s common shares as of March 31, 2010 was 42,586,858.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$470,958	$411,751
Cost of goods sold	347,625	321,503

Gross profit	123,333	90,248

Selling, general & administrative expenses	87,813	77,516
Rationalization charges	801	11,699

Operating income	34,719	1,033

Other income (expense):
Interest income	635	1,112
Equity earnings (loss) in affiliates	430	(1,986)
Other income	433	393
Interest expense	(1,514)	(2,562)

Total other expense	(16)	(3,043)

Income (loss) before income taxes	34,703	(2,010)
Income taxes	10,975	1,584

Net income (loss)	$23,728	$(3,594)

Basic weighted average shares outstanding	42,404	42,372
Effect of dilutive securities - stock options and awards	360	—

Diluted weighted average shares outstanding	42,764	42,372

Basic earnings (loss) per share	$0.56	$(0.08)

Diluted earnings (loss) per share	$0.55	$(0.08)

Cash dividends declared per share	$0.28	$0.27

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010	December 31, 2009
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$376,608	$388,136
Accounts receivable (less allowance for doubtful accounts of $8,236 in 2010; $8,174 in 2009)	307,841	273,700
Inventories
Raw materials	78,896	69,048
Work-in-process	39,239	32,727
Finished goods	158,348	153,968

Total inventory	276,483	255,743

Other current assets	107,620	105,967

Total Current Assets	1,068,552	1,023,546

Property, Plant and Equipment
Land	42,357	42,823
Buildings	292,421	291,444
Machinery and equipment	686,180	683,037

	1,020,958	1,017,304
Less accumulated depreciation	566,255	557,243

Property, Plant and Equipment, Net	454,703	460,061

Non-current assets	234,008	221,685

TOTAL ASSETS	$1,757,263	$1,705,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Amounts due banks	$28,018	$34,577
Trade accounts payable	136,185	100,052
Other current liabilities	181,379	162,052
Current portion of long-term debt	1,141	1,290

Total Current Liabilities	346,723	297,971

Long-Term Liabilities
Long-term debt, less current portion	87,001	87,850
Accrued pensions	131,543	139,670
Other long-term liabilities	98,252	94,126

Total Long-Term Liabilities	316,796	321,646

Shareholders’ Equity
Common shares	4,929	4,929
Additional paid-in capital	161,493	159,440
Retained earnings	1,250,808	1,239,004
Accumulated other comprehensive loss	(152,556)	(149,404)
Treasury shares	(184,296)	(181,623)

Total Shareholders’ Equity	1,080,378	1,072,346
Noncontrolling interests	13,366	13,329

Total Equity	1,093,744	1,085,675

TOTAL LIABILITIES AND EQUITY	$1,757,263	$1,705,292

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,728	$(3,594)
Adjustments to reconcile Net income (loss) to Net cash provided by operating activities:
Depreciation and amortization	14,237	13,488
Equity (earnings) loss in affiliates, net	(168)	3,254
Deferred income taxes	(7,305)	(13,452)
Stock-based compensation	1,976	1,192
Amortization of terminated interest rate swaps	(460)	(335)
Amortization of pension actuarial losses and prior service cost	5,311	4,350
Other non-cash items, net	(3,109)	1,504
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(40,279)	31,417
(Increase) decrease in inventories	(23,017)	37,163
(Increase) decrease in other current assets	(8,058)	8,473
Increase (decrease) in accounts payable	38,316	(4,382)
Increase (decrease) in other current liabilities	21,486	(3,855)
Decrease in accrued pensions	(7,582)	(6,504)
Net change in other long-term assets and liabilities	520	2,944

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,596	71,663

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,771)	(13,565)
Proceeds from sale of property, plant and equipment	42	192

NET CASH USED BY INVESTING ACTIVITIES	(9,729)	(13,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	10,644	7,065
Payments on short-term borrowings	(13,642)	(5,025)
Amounts due banks, net	1,389	(672)
Proceeds from long-term borrowings	30	—
Payments on long-term borrowings	(421)	(30,227)
Proceeds from exercise of stock options	196	16
Tax benefit from exercise of stock options	78	2
Purchase of shares for treasury	(2,869)	(343)
Cash dividends paid to shareholders	(11,885)	(11,444)

NET CASH USED BY FINANCING ACTIVITIES	(16,480)	(40,628)

Effect of exchange rate changes on Cash and cash equivalents	(915)	(1,542)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,528)	16,120

Cash and cash equivalents at beginning of period	388,136	284,332

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$376,608	$300,452

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

March 31, 2010

NOTE 1 – BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The accompanying consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.

Venezuela – Foreign Currency

The local currency in Venezuela is the bolivar fuerte (“VEF”). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. An unregulated parallel market exists for exchanging VEF for U.S. dollars through securities transactions.

The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”). The Company’s Venezuelan subsidiary’s financial statements are remeasured using the Non-Essential Rate as this is the rate expected to be applicable to dividend repatriations.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the fourth quarter of 2009. As a result, the financial statements of the Company’s Venezuelan subsidiary are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company’s Venezuelan subsidiary have been remeasured into the Company’s reporting currency (U.S. dollars) and future exchange gains and losses from the remeasurement of monetary assets and liabilities will be reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the VEF and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan subsidiary’s balance sheet. At March 31, 2010, the net monetary liability position was $3,550.

The devaluation of the VEF and the change to the U.S. dollar as the functional currency resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $2,621 due to the liquidation of inventory valued at the historical exchange rate.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820-10-50 to require additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures, as required by ASU 2010-06, are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Earlier application is permitted. ASU No. 2010-06 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 810 (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)”). The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46 (R) (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 was adopted by the Company on January 1, 2010 and did not have an impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 860, “Transfers and Servicing,” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”). The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. ASU No. 2009-16 must be applied to transfers occurring on or after the effective date. ASU No. 2009-16 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

New Accounting Standards to be Adopted:

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in Subtopic ASC 605-25. ASU No. 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis and early application is permitted. The Company is currently evaluating the impact of ASU No. 2009-13, but does not expect it will have a significant impact on the Company’s financial statements.

NOTE 3 – ACQUISITIONS

On July 29, 2009, the Company completed the acquisition of 100% of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”), based in Jinzhou, China. This transaction expanded the Company’s customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the agreement, the Company exchanged its 35% interest in Kuang Tai with a fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close. The fair value of the Company’s previous non-controlling direct interest in Jin Tai was $8,675.

Jin Tai was included in the Company’s consolidated financial statements as of the date of acquisition.

NOTE 4 – SEGMENT INFORMATION

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

Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings (loss) before interest and income taxes (“EBIT”), as adjusted. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended March 31, 2010:
Net sales to unaffiliated customers	$231,335	$84,676	$71,945	$22,748	$60,254	$—	$470,958
Inter-segment sales	24,908	3,558	2,501	194	1,731	(32,892)	—

Total	$256,243	$88,234	$74,446	$22,942	$61,985	$(32,892)	$470,958

EBIT, as adjusted	$30,996	$1,098	$1,006	$1,335	$2,679	$(742)	$36,372
Special items	—	540	261	(11)	—	—	790

EBIT	$30,996	$558	$745	$1,346	$2,679	$(742)	$35,582

Interest income							635
Interest expense							(1,514)

Income before income taxes							$34,703

Total assets	$879,670	$370,571	$314,274	$76,773	$263,900	$(147,925)	$1,757,263
Three months ended March 31, 2009:
Net sales to unaffiliated customers	$218,827	$87,499	$32,691	$20,659	$52,075	$—	$411,751
Inter-segment sales	22,264	2,022	537	—	1,864	(26,687)	—

Total	$241,091	$89,521	$33,228	$20,659	$53,939	$(26,687)	$411,751

EBIT, as adjusted	$27,547	$(5,010)	$(7,161)	$164	$(2,603)	$(1,798)	$11,139
Special items	10,174	468	397	57	603	—	11,699

EBIT	$17,373	$(5,478)	$(7,558)	$107	$(3,206)	$(1,798)	$(560)

Interest income							1,112
Interest expense							(2,562)

Loss before income taxes							$(2,010)

Total assets	$851,811	$380,543	$231,796	$76,069	$231,675	$(143,245)	$1,628,649

In 2010, special items include a charge of $540 for rationalization actions in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing facilities. The Asia Pacific Welding segment includes a charge of $261 for rationalization actions primarily related to employee severance and other costs associated with the consolidation of manufacturing facilities. The South America Welding segment includes a net gain of $11 for the impacts to the Company’s operations in Venezuela of the change in functional currency to the U. S. dollar and devaluation of the Venezuelan currency.

In 2009, special items in each segment include rationalization charges primarily related to employee severance totaling $11,699.

NOTE 5 – RATIONALIZATION

The Company recognized rationalization charges of $801 during the three months ended March 31, 2010 relating primarily to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009.

During the third quarter of 2009, the Company initiated various rationalization actions including the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 80 employees in the Europe Welding segment, 188 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment. These actions are expected to cost $12,500 including rationalization charges of $8,333 and related asset impairment charges of $1,768 recognized in 2009. The Company recognized a charge of $801 for the three months ended March 31, 2010 related to these activities. At March 31, 2010, a liability relating to these actions of $2,131 was recognized in “Other current liabilities.” Costs associated with these actions are expected to be substantially completed and paid by the end of 2010.

During the second quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing facility in The Harris Products Group segment. The Company recognized rationalization charges of $6,684 for the year ended December 31, 2009. At March 31, 2010, a liability related to these actions of $2,111 was recognized in “Other current liabilities.” The liability primarily relates to employee severance benefits expected to be substantially paid by the end of 2010.

The Company recognized rationalization charges in the first quarter of 2009 related primarily to employee severance actions in each segment totaling $11,699.

The following table summarizes the activity related to the rationalization liabilities by segment:

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2009	$3,081	$831	$2,445	$6,357
Payments and other adjustments	(1,623)	(959)	(334)	(2,916)
Charged to expense	540	261	—	801

Balance at March 31, 2010	$1,998	$133	$2,111	$4,242

NOTE 6 – STOCK-BASED COMPENSATION

The Company issued 8,275 and 700 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2010 and 2009, respectively. The Company granted 800 options and 1,336 restricted shares during the three months ended March 31, 2010. No options or shares were granted during the first quarter of 2009. The restricted shares granted in 2010 were issued from treasury.

For the three months ended March 31, 2010 and 2009, common shares subject to equity-based awards of 700,058 and 1,697,418, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$23,728	$(3,594)
Other comprehensive income (loss):
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $148 in 2010 and $326 in 2009	278	595
Amortization of unrecognized amounts from defined benefit pension plans, net of tax of $2,122 in 2010 and $2,466 in 2009	3,276	4,350
Currency translation adjustment	(6,756)	(24,208)

Total comprehensive income (loss)	20,526	(22,857)
Comprehensive loss (income) attributable to noncontrolling interests	50	(12)

Comprehensive income (loss) attributable to Lincoln Electric Holdings, Inc.	$20,576	$(22,869)

NOTE 8 – INVENTORY VALUATION

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity, and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $65,346 and $62,447 at March 31, 2010 and December 31, 2009, respectively.

NOTE 9 – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

“Other current liabilities” at March 31, 2010 and 2009 include accruals for year-end bonuses and related payroll taxes of $16,765 and $7,082, respectively, related to the Company’s employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from March 31, 2009 to March 31, 2010 is due to the increase in profitability of the Company.

NOTE 10 – CONTINGENCIES

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $16,621 as of March 31, 2010 and $15,333 as of December 31, 2009. The accrual is included in “Other current liabilities.” The Company also has an asset for recoveries from insurance carriers on the outstanding insured claims of $11,974 as of March 31, 2010 and $11,235 as of December 31, 2009. The asset is included in “Other current assets.”

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

NOTE 11 – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Other current liabilities.”

The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$16,768	$13,736
Charged to expense	1,482	2,724
Deductions	(1,987)	(2,547)
Foreign currency translation	(263)	(210)

Balance at end of period	$16,000	$13,703

Warranty expense was 0.3% and 0.7% of sales for the three months ended March 31, 2010 and 2009, respectively.

NOTE 12 – DEBT

As of March 31, 2010, the Company was in compliance with its debt covenants. The Company’s $80,000 Series C Note (“Note”) is due in March 2012.

The Company has historically utilized interest rate swaps to manage interest rate risks. The Company terminated its remaining interest rate swaps in 2009 and has no interest rate swaps outstanding as of March 31, 2010. The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Note. The amortization of this gain reduced “Interest expense” by $409 and $178 in the first quarter of 2010 and 2009, respectively, and is expected to reduce annual interest expense by $1,661 during 2010. At March 31, 2010, $3,241 remains to be amortized and is recognized in “Long-term debt, less current portion.” Additionally, the amortization of a gain of $10,163 on interest rate swaps terminated in 2003 reduced “Interest expense” by $51 and $157 in the first quarter of 2010 and 2009, respectively, and is expected to reduce annual interest expense by $206 in 2010. At March 31, 2010, $391 remains to be amortized and is recognized in “Long-term debt, less current portion.” The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.1% for the quarter ended March 31, 2010.

NOTE 13 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension expense were as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$4,044	$3,566
Interest cost	10,895	10,732
Expected return on plan assets	(12,281)	(10,592)
Amortization of prior service cost	(11)	15
Amortization of net loss	5,322	6,611

Defined benefit plans	7,969	10,332
Multi-employer plans	278	304
Defined contribution plans	1,814	1,230

Total pension expense	$10,061	$11,866

The Company voluntarily contributed $9,000 to its defined benefit plans in the U.S. in the three months ended March 31, 2010 and expects to contribute a total of $30,000 to its defined benefit plans in the U.S. in 2010.

NOTE 14 – INCOME TAXES

The Company recognized $10,975 of tax expense on pre-tax income of $34,703, resulting in an effective tax rate of 31.6% for the three months ended March 31, 2010. The effective tax rate is lower than the Company’s statutory rate primarily because of the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The effective income tax rate of (78.8)% for the three months ended March 31, 2009 was due to losses at certain non-U.S. entities for which no tax benefit was provided. The rate also included a benefit for the utilization of foreign tax credits.

The anticipated effective rate for 2010 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of March 31, 2010, the Company had $43,070 of unrecognized tax benefits. If recognized, approximately $29,488 would be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the first quarter of 2011. The Company is currently subject to an Internal Revenue Service audit for the 2005-2008 tax years and an Indonesian tax audit for 2005 - 2006. The Company does not expect the results of these examinations to have a material effect on the consolidated financial statements.

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

All derivatives are recognized at fair value on the balance sheet. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in operating activities in the Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial in the three months ended March 31, 2010 and 2009.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2010. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $19,466 and $3,570 at March 31, 2010 and December 31, 2009, respectively. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Fair value hedges

The Company had no fair value hedges outstanding at March 31, 2010 or 2009.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $200,645 and $102,410 at March 31, 2010 and December 31, 2009, respectively. The fair value gains or losses from these contracts were recognized currently in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company dedesignated commodity forward contracts at the inception of 2009 that had previously been designated and qualified as cash flow hedges. At March 31, 2010, the notional amounts, in thousands of pounds, of these contracts consisted of aluminum forward contracts of 150, copper forward contracts of 150 and nickel forward contracts of 18. The effective portion of the fair value gains or losses on these instruments were recognized in AOCI while the instruments were designated and qualified as cash flow hedges. Realized gains and losses were reclassified to earnings as the underlying hedged transactions affected earnings. Subsequent to dedesignation, the fair value gains or losses on these instruments are recognized currently in earnings.

The Company has short-term silver forward contracts with a notional amount of 250,000 troy ounces at March 31, 2010. Realized and unrealized gains and losses on these contracts were recognized in earnings.

Fair values of derivative instruments in the Consolidated Balance Sheets follow:

	March 31, 2010		December 31, 2009
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$146	$301	$63	$12

Not designated as hedging instruments:
Foreign exchange contracts	662	2,323	133	1,017
Commodity contracts	326	272	611	186

Total derivatives	$1,134	$2,896	$807	$1,215

The effects of designated fair value hedges and undesignated derivative instruments on the Consolidated Statements of Income consisted of the following:

Derivatives by hedge designation	Classification of gains (losses)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Fair value hedges:
Interest rate swaps	Interest expense	$—	$181

Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	(1,989)	(302)
Commodity contracts	Selling, general & administrative expenses	—	576
Commodity contracts	Cost of goods sold	(104)	—

The effects of designated cash flow hedges on AOCI and the Consolidated Statements of Income consisted of the following:

Total recognized in AOCI, net of tax	March 31, 2010	December 31, 2009
Foreign exchange contracts	$(66)	$(5)
Commodity contracts	(300)	(639)

Derivative type	Gain (loss) reclassified from AOCI to:	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Foreign exchange contracts	Sales	$11	$(177)
	Cost of goods sold	(75)	2,219
	Selling, general & administrative expenses	—	(147)
Commodity contracts	Cost of goods sold	(546)	(2,804)

The Company expects $366 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

Fair Value

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy is used to classify the inputs used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of fair value measurements:

Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$808	$—	$808	$—
Commodity contracts	326	—	326	—

Total assets	$1,134	$—	$1,134	$—

Liabilities:
Foreign exchange contracts	$2,624	$—	$2,624	$—
Commodity contracts	272	—	272	—

Total liabilities	$2,896	$—	$2,896	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company uses the market approach to value similar assets and liabilities in active markets. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable market spot and forward rates. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the quarter ended March 31, 2010, there were no significant transfers between Levels 1, 2 or 3.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short term nature of these instruments at March 31, 2010 and December 31, 2009, respectively. The fair value of long-term debt at March 31, 2010 and December 31, 2009, including the current portion, was approximately $90,388 and $91,365, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $88,142 and $89,140, respectively. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data)

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010			2009			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$470,958	100.0%		$411,751	100.0%		$59,207	14.4%
Cost of goods sold	347,625	73.8%		321,503	78.1%		26,122	8.1%

Gross profit	123,333	26.2%		90,248	21.9%		33,085	36.7%
Selling, general & administrative expenses	87,813	18.6%		77,516	18.8%		10,297	13.3%
Rationalization charges	801	0.2%		11,699	2.8%		(10,898)	(93.2%	)

Operating income	34,719	7.4%		1,033	0.3%		33,686	3,261.0%
Interest income	635	0.1%		1,112	0.3%		(477)	(42.9%	)
Equity earnings (loss) in affiliates	430	0.1%		(1,986)	(0.5%	)	2,416	121.7%
Other income	433	0.1%		393	0.1%		40	10.2%
Interest expense	(1,514)	(0.3%	)	(2,562)	(0.6%	)	1,048	(40.9%	)

Income (loss) before income taxes	34,703	7.4%		(2,010)	(0.5%	)	36,713	1,826.5%
Income taxes	10,975	2.3%		1,584	0.4%		9,391	592.9%

Net income (loss)	$23,728	5.0%		$(3,594)	(0.9%	)	$27,322	760.2%

Net Sales: Net sales for the first quarter of 2010 increased 14.4% to $470,958 from $411,751 in the first quarter of 2009. The increase in Net sales reflects a $24,970 (6.1%) increase due to volume, a $15,394 (3.7%) decrease due to price, a $33,893 (8.2%) increase from acquisitions and a $15,738 (3.8%) favorable impact as a result of changes in foreign currency exchange rates.

Net sales for the North America Welding segment increased 5.7% to $231,335 in the first quarter of 2010 compared with $218,827 in the first quarter of 2009. This increase reflects an increase of $16,707 (7.6%) due to volume, a $9,669 (4.4%) decrease due to price and a $5,470 (2.5%) increase as a result of changes in foreign currency exchange rates.

Net sales for the Europe Welding segment decreased 3.2% to $84,676 in the first quarter of 2010 compared with $87,499 in the first quarter of 2009. This decrease reflects a decrease of $1,992 (2.3%) due to volume, a $6,932 (7.9%) decrease due to price and a $6,101 (7.0%) favorable impact as a result of changes in foreign currency exchange rates.

Net sales for the Asia Pacific Welding segment increased 120.1% to $71,945 in the first quarter of 2010 compared with $32,691 in the first quarter of 2009. This increase reflects an increase of $3,015 (9.2%) due to volume, a $2,631 (8.0%) decrease due to price, a $33,893 (103.7%) increase from acquisitions and a $4,977 (15.2%) favorable impact as a result of changes in foreign currency exchange rates.

Net sales for the South America Welding segment increased 10.1% to $22,748 in the first quarter of 2010 compared with $20,659 in the first quarter of 2009. This increase reflects an increase of $3,025 (14.6%) due to volume, a $2,059 (10.0%) increase due to price and a $2,995 (14.5%) unfavorable impact as a result of changes in foreign currency exchange rates.

Net sales for The Harris Products Group segment increased 15.7% to $60,254 in the first quarter of 2010 compared with $52,075 in the first quarter of 2009. This increase reflects an increase of $4,215 (8.1%) due to volume, a $1,779 (3.4%) increase due to price and a $2,185 (4.2%) favorable impact as a result of changes in foreign currency exchange rates.

Gross Profit: Gross profit increased 36.7% to $123,333 for the first quarter of 2010 compared with $90,248 in the first quarter of 2009. As a percentage of Net sales, Gross profit increased to 26.2% in the first quarter of 2010 from 21.9% in the first quarter of 2009. The increase was primarily a result of higher sales and production volumes, lower materials costs and cost reduction initiatives offset by incremental costs of $2,621 due to the Venezuela functional currency change and devaluation of the Venezuelan currency, increased product liability costs of $1,841 and an increase to the LIFO reserve of $2,899. Foreign currency exchange rates had a $4,460 favorable translation impact in the first quarter of 2010.

Selling, General & Administrative (“SG&A”) Expenses: SG&A expenses increased $10,297 (13.3%) in the first quarter of 2010 compared with the first quarter of 2009. The increase was primarily due to higher bonus expense of $11,591, the unfavorable translation impact of foreign currency exchange rates of $3,577 and incremental SG&A from acquisitions of $1,626, offset by lower selling, administrative and research and development expense of $869, lower retirement costs in the U.S. of $961, incremental foreign currency transaction gains of $2,680 and a gain of $2,632 due to the change in functional currency for the Company’s subsidiary in Venezuela and the devaluation of the Venezuelan currency.

Rationalization Charges: In the first quarter of 2010, the Company recognized $801 ($612 after-tax) in charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.

Interest Income: Interest income decreased to $635 in the first quarter of 2010 from $1,112 in the first quarter of 2009. The decrease was due to lower interest rates on cash and cash equivalents in 2010 when compared with 2009.

Equity Earnings (Loss) in Affiliates: Equity earnings in affiliates was $430 in the first quarter of 2010 compared with a loss of $1,986 in the first quarter of 2009. The first quarter of 2009 included a loss of $1,991 from the Company’s 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”), divested in July 2009 in conjunction with the acquisition of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”).

Interest Expense: Interest expense decreased to $1,514 in the first quarter of 2010 from $2,562 in the first quarter of 2009 primarily as a result of a lower average debt balance from the payment of $30,000 on the Senior Unsecured Note that matured in March 2009 and the impact of the amortization of gains on the terminated interest rate swaps.

Income Taxes: The Company recognized $10,975 of tax expense on pre-tax income of $34,703, resulting in an effective tax rate of 31.6% for the three months ended March 31, 2010. Tax expense includes a net impact of $437 related to the change in the functional currency for the Company’s subsidiary in Venezuela and the devaluation of the Venezuelan currency. The effective tax rate is lower than the Company’s statutory rate primarily because of the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The effective income tax rate of (78.8)% for the three months ended March 31, 2009 was due to losses at certain non-U.S. entities for which no tax benefit was provided. The rate also included a benefit for the utilization of foreign tax credits.

Net Income: Net income for the first quarter of 2010 was $23,728 compared with a net loss of $3,594 in the first quarter of 2009. Diluted earnings per share for the first quarter of 2010 was $0.55 compared with diluted loss of $0.08 per share in the first quarter of 2009. Foreign currency exchange rate movements had a favorable translation effect of $558 and $1,320 on net income for the first quarter of 2010 and 2009, respectively.

Non-GAAP Financial Measures: The Company reviews Operating income, Net income (loss) and Diluted earnings (loss) per share (“EPS”) excluding special items, non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income excluding special items:

	Three Months Ended March 31,
	2010	2009
Operating income as reported	$34,719	$1,033
Special items:
Rationalization charges	801	11,699
Venezuela – functional currency change and devaluation	(11)	—

Adjusted operating income excluding special items	$35,509	$12,732

Special items included in Operating income for the first quarter of 2010 include rationalization charges of $801 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009. Special items for 2010 also include a net gain of $11 for the South America Welding segment related to the change in the functional currency for the Company’s subsidiary in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency. This net gain includes a foreign currency transaction gain of $2,632 included in SG&A and an incremental cost of $2,621 included in Cost of goods sold.

Special items included in Operating income for the first quarter of 2009 include rationalization charges in each segment primarily related to employee severance totaling $11,699.

The following table presents reconciliations of Net income (loss) and Diluted EPS as reported to Adjusted net income (loss) and Adjusted diluted EPS excluding special items:

	Three Months Ended March 31,
	2010	2009
Net income (loss) as reported	$23,728	$(3,594)
Special items (after-tax):
Rationalization charges	612	7,428
Venezuela – functional currency change and devaluation	426	—

Adjusted net income excluding special items	$24,766	$3,834

Diluted EPS as reported	$0.55	$(0.08)
Special items	0.03	0.17

Adjusted diluted EPS excluding special items	$0.58	$0.09

Special items included in Net income for the first quarter of 2010 include after-tax rationalization charges of $612 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009. Special items for 2010 also include a net after-tax charge of $426 for the South America Welding segment related to the change in the functional currency for the Company’s subsidiary in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.

Special items included in Net income for the first quarter of 2009 include after-tax rationalization charges in each segment primarily related to employee severance totaling $7,428.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2010	2009	Change
Cash provided by operating activities:	$15,596	$71,663	$(56,067)
Cash used by investing activities:	(9,729)	(13,373)	3,644
Capital expenditures	(9,771)	(13,565)	3,794
Cash used by financing activities:	(16,480)	(40,628)	24,148
(Payments on) proceeds from short-term borrowings, net	(1,609)	1,368	(2,977)
Payments on long-term borrowings, net	(391)	(30,227)	29,836
Purchase of shares for treasury	(2,869)	(343)	(2,526)
Cash dividends paid to shareholders	(11,885)	(11,444)	(441)
(Decrease) increase in Cash and cash equivalents	(11,528)	16,120	(27,648)

Cash and cash equivalents decreased 3.0% or $11,528 during the first three months of 2010 to $376,608 as of March 31, 2010 from $388,136 as of December 31, 2009. This compares to an increase of 5.7% or $16,120 to $300,452 during the first three months of 2009.

Cash provided by operating activities decreased by $56,067 for the first three months of 2010 compared with the first three months of 2009. The decrease was primarily related to an increase in operating working capital in 2010 compared with a decrease in operating working capital in 2009 partially offset by higher earnings in 2010. Net operating working capital to sales, defined as the sum of Accounts receivable and Total inventory less Trade accounts payable divided by annualized rolling three months of Net sales, was 23.8% at March 31, 2010 compared with 23.2% at December 31, 2009 and 26.9% at March 31, 2009. Days sales in inventory increased to 106.1 days at March 31, 2010 from 100.8 days at December 31, 2009 and decreased from 126.1 days at March 31, 2009. Accounts receivable days increased to 62.6 days at March 31, 2010 from 56.9 days at December 31, 2009 and 61.0 days at March 31, 2009. Average days in accounts payable increased to 40.2 days at March 31, 2010 from 30.0 days at December 31, 2009 and 36.9 days at March 31, 2009.

Cash used by investing activities for the first three months of 2010 compared with the first three months of 2009 decreased by $3,644. This reflects a decrease in capital expenditures of $3,794 to $9,771 from $13,565 in 2009. The Company anticipates capital expenditures in 2010 in the range of $40,000—$50,000. Anticipated capital expenditures reflect investments to improve operational effectiveness and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities. Management does not currently anticipate any unusual future cash outlays relating to capital expenditures.

Cash used by financing activities decreased $24,148 to $16,480 in the first three months of 2010 compared with the first three months of 2009. The decrease was primarily due to the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity in 2009 partially offset by a reduction in short-term borrowings of $1,609 in the current period versus an increase of $1,368 in the comparable period of the prior year and higher purchases of shares for treasury of $2,526.

The Company’s debt levels decreased from $123,717 at December 31, 2009 to $116,160 at March 31, 2010 primarily due to the devaluation of the bolivar denominated debt in Venezuela and net reductions in short-term borrowings at certain foreign subsidiaries. Debt to total invested capital decreased to 9.6% at March 31, 2010 from 10.2% at December 31, 2009.

In January 2010, the Company paid a cash dividend of $0.28 per share, or $11,885, to shareholders of record on December 31, 2009.

Venezuela – Foreign Currency

The local currency in Venezuela is the bolivar fuerte (“VEF”). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rate. An unregulated parallel market exists for exchanging VEF for U.S. dollars through securities transactions.

The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”). The Company’s Venezuelan subsidiary’s financial statements are remeasured using the Non-Essential Rate as this is the rate expected to be applicable to dividend repatriations.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the fourth quarter of 2009. As a result, the financial statements of the Company’s Venezuelan subsidiary are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company’s Venezuelan subsidiary have been remeasured into the Company’s reporting currency (U.S. dollars) and future exchange gains and losses from the remeasurement of monetary assets and liabilities will be reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the VEF and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan subsidiary’s balance sheet. At March 31, 2010, the net monetary liability position was $3,550.

The devaluation of the VEF and the change to the U.S. dollar as the functional currency resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $2,621 due to the liquidation of inventory valued at the historical exchange rate.

Rationalization

The Company recognized rationalization charges of $801 during the three months ended March 31, 2010 relating primarily to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009.

During the third quarter of 2009, the Company initiated various rationalization actions including the closure of a manufacturing facility in Europe and the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 80 employees in the Europe Welding segment, 188 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment. These actions are expected to cost $12,500 including rationalization charges of $8,333 and related asset impairment charges of $1,768 recognized in 2009. The Company recognized a charge of $801 for the three months ended March 31, 2010 related to these activities. At March 31, 2010, a liability relating to these actions of $2,131 was recognized in “Other current liabilities.” Costs associated with these actions are expected to be substantially completed and paid by the end of 2010.

During the second quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing facility in The Harris Products Group segment. The Company recognized rationalization charges of $6,684 for the year ended December 31, 2009. At March 31, 2010, a liability related to these actions of $2,111 was recognized in “Other current liabilities.” The liability primarily relates to employee severance benefits expected to be substantially paid by the end of 2010.

The Company recognized rationalization charges in the first quarter of 2009 related primarily to employee severance actions in each segment totaling $11,699.

Acquisitions

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. This transaction expanded the Company’s customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Kuang Tai. Under the terms of the agreement, the Company exchanged its 35% interest in Kuang Tai with a fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close. The fair value of the Company’s previous non-controlling direct interest in Jin Tai was $8,675.

Jin Tai was included in the Company’s consolidated financial statements as of the date of acquisition.

Debt

As of March 31, 2010, the Company was in compliance with its debt covenants. The Company’s $80,000 Series C Note (“Note”) is due in March 2012.

The Company has historically utilized interest rate swaps to manage interest rate risks. The Company terminated its remaining interest rate swaps in 2009 and has no interest rate swaps outstanding as of March 31, 2010. The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Note. The amortization of this gain reduced “Interest expense” by $409 and $178 in the first quarter of 2010 and 2009, respectively, and is expected to reduce annual interest expense by $1,661 during 2010. At March 31, 2010, $3,241 remains to be amortized and is recognized in “Long-term debt, less current portion.” Additionally, the amortization of a gain of $10,163 on interest rate swaps terminated in 2003 reduced “Interest expense” by $51 and $157 in the first quarter of 2010 and 2009, respectively, and is expected to reduce annual interest expense by $206 in 2010. At March 31, 2010, $391 remains to be amortized and is recognized in “Long-term debt, less current portion.” The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.1% for the quarter ended March 31, 2010.

New Accounting Pronouncements

New Accounting Standards Adopted:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820-10-50 to require additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements; in addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures, as required by ASU 2010-06, are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Earlier application is permitted. ASU No. 2010-06 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 810 (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)”). The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46 (R) (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 was adopted by the Company on January 1, 2010 and did not have an impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets an Amendment of the FASB Accounting Standards Codification.” In June 2009, the FASB issued ASC 860, “Transfers and Servicing,” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”). The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. ASU No. 2009-16 must be applied to transfers occurring on or after the effective date. ASU No. 2009-16 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

New Accounting Standards to be Adopted:

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in Subtopic ASC 605-25. ASU No. 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis and early application is permitted. The Company is currently evaluating the impact of ASU No. 2009-13, but does not expect it will have a significant impact on the Company’s financial statements.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; currency exchange and interest rates; adverse outcome of pending or potential litigation; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of international terrorism and hostilities on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2009. See Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the period covered by this Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At March 31, 2010, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,794 plaintiffs, which is a net decrease of 397 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 38,887 of those claims were dismissed, 13 were tried to defense verdicts, five were tried to plaintiff verdicts, one was resolved by agreement for an immaterial amount and 563 were decided in favor of the Company following summary judgment motions. On March 23, 2010, a jury returned a verdict in one such case in Common Pleas Court of Philadelphia County, Pennsylvania in favor of the plaintiff against multiple co-defendants, awarding an aggregate of $14.5 million in compensatory damages (of which approximately $1.3 million is allocable to the Company). The Company plans to appeal this verdict after the final judgment is entered. On March 31, 2010, a jury returned a verdict in another similar case in the same jurisdiction in favor of the Company.

At March 31, 2010, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 3,269 plaintiffs, which is a net decrease of 64 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At March 31, 2010, cases involving 1,986 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 13,535 of those claims were dismissed, 20 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (four of which are being or will be appealed). In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common stock during the first quarter of 2010 were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2010	—	$—	—	3,784,610
February 1 - 28, 2010	—	—	—	3,784,610
March 1 - 31, 2010	60,000	47.82	60,000	3,724,610

(1) In October of 2003, the Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 11,275,390 shares at a cost of $277,400,000 for a weighted average cost of $24.60 per share through March 31, 2010.

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

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Vincent K. Petrella
Vincent K. Petrella Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) April 30, 2010