Form 10-Q
period 2010-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2010-08-05
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2010 was 42,433,644.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$515,584	$413,283	$986,542	$825,034
Cost of goods sold	367,001	306,892	714,626	628,395

Gross profit	148,583	106,391	271,916	196,639

Selling, general & administrative expenses	101,065	79,482	188,840	157,143
Rationalization (gains) charges	(3,629)	6,877	(2,828)	18,576

Operating income	51,147	20,032	85,904	20,920

Other income (expense):
Interest income	544	952	1,179	2,064
Equity earnings in affiliates	1,184	4,555	1,614	2,569
Other income	263	918	696	1,311
Interest expense	(1,566)	(1,953)	(3,080)	(4,515)

Total other income	425	4,472	409	1,429

Income before income taxes	51,572	24,504	86,313	22,349
Income taxes	17,265	8,797	28,240	10,381

Net income including noncontrolling interests	$34,307	$15,707	$58,073	$11,968
Noncontrolling interests in subsidiaries’ earnings	1,767	639	1,805	494

Net income	$32,540	$15,068	$56,268	$11,474

Basic weighted average shares outstanding	42,306	42,389	42,355	42,380
Effect of dilutive securities - stock options and awards	402	203	377	200

Diluted weighted average shares outstanding	42,708	42,592	42,732	42,580

Basic earnings per share	$0.77	$0.36	$1.33	$0.27

Diluted earnings per share	$0.76	$0.35	$1.32	$0.27

Cash dividends declared per share	$0.28	$0.27	$0.56	$0.54

See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$373,901	$388,136
Accounts receivable (less allowance for doubtful accounts of $7,443 in 2010; $8,174 in 2009)	306,703	273,700
Inventories:
Raw materials	76,503	69,048
Work-in-process	42,015	32,727
Finished goods	169,868	153,968

Total inventory	288,386	255,743

Other current assets	107,286	105,967

Total Current Assets	1,076,276	1,023,546

Property, Plant and Equipment
Land	40,302	42,823
Buildings	286,781	291,444
Machinery and equipment	668,181	683,037

	995,264	1,017,304
Less accumulated depreciation	558,821	557,243

Property, Plant and Equipment, Net	436,443	460,061

Non-current assets	218,689	221,685

TOTAL ASSETS	$1,731,408	$1,705,292

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$23,106	$34,577
Trade accounts payable	141,638	100,052
Other current liabilities	183,543	162,052
Current portion of long-term debt	1,191	1,290

Total Current Liabilities	349,478	297,971

Long-Term Liabilities
Long-term debt, less current portion	86,033	87,850
Accrued pensions	112,025	139,670
Other long-term liabilities	92,333	94,126

Total Long-Term Liabilities	290,391	321,646

Shareholders’ Equity
Common shares	4,929	4,929
Additional paid-in capital	164,361	159,440
Retained earnings	1,271,467	1,239,004
Accumulated other comprehensive loss	(170,482)	(149,404)
Treasury shares	(193,753)	(181,623)

Total Shareholders’ Equity	1,076,522	1,072,346
Noncontrolling interests	15,017	13,329

Total Equity	1,091,539	1,085,675

TOTAL LIABILITIES AND EQUITY	$1,731,408	$1,705,292

See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,268	$11,474
Noncontrolling interests in subsidiaries’ earnings	1,805	494

Net income including noncontrolling interests	58,073	11,968
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization gains	(4,715)	—
Depreciation and amortization	28,360	27,668
Equity earnings in affiliates, net	(170)	(512)
Deferred income taxes	(4,634)	(3,765)
Stock-based compensation	4,326	2,374
Amortization of terminated interest rate swaps	(926)	(801)
Amortization of pension actuarial losses and prior service cost	10,374	10,186
Other non-cash items, net	2,563	1,155
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(49,872)	40,533
(Increase) decrease in inventories	(46,072)	88,248
(Increase) decrease in other current assets	(10,125)	15,808
Increase (decrease) in trade accounts payable	48,465	(24,943)
Increase (decrease) in other current liabilities	36,449	(15,600)
Decrease in accrued pensions	(18,140)	(18,951)
Net change in other long-term assets and liabilities	(6,213)	857

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,743	134,225

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,490)	(20,819)
Additions to equity investment in affiliates	—	(488)
Acquisition of businesses, net of cash acquired	(182)	—
Proceeds from sale of property, plant and equipment	7,949	260

NET CASH USED BY INVESTING ACTIVITIES	(15,723)	(21,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	14,748	10,263
Payments on short-term borrowings	(15,064)	(9,694)
Amounts due banks, net	(3,899)	(692)
Proceeds from long-term borrowings	30	163
Payments on long-term borrowings	(657)	(30,476)
Proceeds from exercise of stock options	1,008	218
Tax benefit from exercise of stock options	370	74
Purchase of shares for treasury	(12,924)	(343)
Cash dividends paid to shareholders	(23,755)	(22,894)

NET CASH USED BY FINANCING ACTIVITIES	(40,143)	(53,381)

Effect of exchange rate changes on Cash and cash equivalents	(6,112)	2,770

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,235)	62,567

Cash and cash equivalents at beginning of period	388,136	284,332

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$373,901	$346,899

See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dollars in thousands, except per share data

NOTE 1 – BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned subsidiaries and majority-owned consolidated subsidiaries. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Venezuela – Foreign Currency

The local currency in Venezuela is the bolivar fuerte (“VEF”). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rates. An unregulated parallel market that existed for exchanging VEF for U.S. dollars through securities transactions was shut down by the Venezuelan government on May 17, 2010 and subsequently reopened as a regulated market on June 9, 2010. The governmental regulations include restrictions on trading volume.

The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”). The financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar) using the Non-Essential Rate as this is the rate expected to be applicable to dividend repatriations.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the fourth quarter of 2009. As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities will be reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the VEF and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet. At June 30, 2010, the net VEF-denominated monetary liability position was $3,388. Also, foreign currency transaction gains are generated when liabilities are settled at the Essential Rate and foreign currency transaction losses are generated when liabilities are settled at the regulated parallel market rate.

The devaluation of the VEF and the change to the U.S. dollar as the functional currency for the first six months of 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $4,940 due to the liquidation of inventory valued at the historical exchange rate.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820-10-50 to require additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures, as required by ASU 2010-06, are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Earlier application is permitted. ASU 2010-06 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” In June 2009, the FASB issued ASC 810 (formerly Statement of Financial Accounting Standards (“SFAS”) 167, “Amendments to FASB Interpretation 46(R)”). The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46 (R) (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 was adopted by the Company on January 1, 2010 and did not have an impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” In June 2009, the FASB issued ASC 860, “Transfers and Servicing,” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140”). The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. ASU 2009-16 must be applied to transfers occurring on or after the effective date. ASU 2009-16 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

New Accounting Standards to be Adopted:

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in Subtopic ASC 605-25. ASU 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect adoption of this standard will have a significant impact on the Company’s financial statements.

NOTE 3 – ACQUISITIONS

On July 29, 2009, the Company completed the acquisition of 100% of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”), based in Jinzhou, China. This transaction expanded the Company’s customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”). Under the terms of the purchase agreement, the Company exchanged its 35% interest in Kuang Tai which had an estimated fair value of $22,723, paid cash of $35,531 and committed to

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

pay an additional $4,181 in cash over a three-year period after close. The fair value of the Company’s previous noncontrolling direct interest in Jin Tai was $8,675.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended June 30, 2010
Net sales to unaffiliated customers	$253,809	$85,205	$82,363	$28,196	$66,011	$—	$515,584
Inter-segment sales	28,182	2,987	2,585	208	1,628	(35,590)	—

Total	$281,991	$88,192	$84,948	$28,404	$67,639	$(35,590)	$515,584

EBIT, as adjusted	$40,301	$7,959	$1,557	$1,001	$2,518	$(2,052)	$51,284
Special items	—	(1,169)	4,382	(2,319)	416	—	1,310

EBIT	$40,301	$6,790	$5,939	$(1,318)	$2,934	$(2,052)	$52,594

Interest income							544
Interest expense							(1,566)

Income before income taxes							$51,572

Three months ended June 30, 2009
Net sales to unaffiliated customers	$208,014	$88,711	$38,249	$22,108	$56,201	$—	$413,283
Inter-segment sales	20,079	2,311	292	—	2,913	(25,595)	—

Total	$228,093	$91,022	$38,541	$22,108	$59,114	$(25,595)	$413,283

EBIT, as adjusted	$30,637	$(2,341)	$(5,874)	$2,412	$846	$(1,109)	$24,571
Special items	(17)	3,481	1,873	(307)	(4,096)	—	934

EBIT	$30,620	$1,140	$(4,001)	$2,105	$(3,250)	$(1,109)	$25,505

Interest income							952
Interest expense							(1,953)

Income before income taxes							$24,504

Six months ended June 30, 2010
Net sales to unaffiliated customers	$485,144	$169,881	$154,308	$50,944	$126,265	$—	$986,542
Inter-segment sales	53,090	6,545	5,086	402	3,359	(68,482)	—

Total	$538,234	$176,426	$159,394	$51,346	$129,624	$(68,482)	$986,542

EBIT, as adjusted	$71,297	$9,057	$2,539	$2,336	$5,259	$(2,794)	$87,694
Special items	—	(1,709)	4,121	(2,308)	416	—	520

EBIT	$71,297	$7,348	$6,660	$28	$5,675	$(2,794)	$88,214

Interest income							1,179
Interest expense							(3,080)

Income before income taxes							$86,313

Total assets	$878,731	$344,325	$327,821	$83,161	$256,958	$(159,588)	$1,731,408

Six months ended June 30, 2009
Net sales to unaffiliated customers	$426,841	$176,210	$70,940	$42,767	$108,276	$—	$825,034
Inter-segment sales	42,343	4,333	829	—	4,777	(52,282)	—

Total	$469,184	$180,543	$71,769	$42,767	$113,053	$(52,282)	$825,034

EBIT, as adjusted	$58,184	$(7,351)	$(13,196)	$2,576	$(1,741)	$(2,907)	$35,565
Special items	(10,191)	3,013	1,476	(364)	(4,699)	—	(10,765)

EBIT	$47,993	$(4,338)	$(11,720)	$2,212	$(6,440)	$(2,907)	$24,800

Interest income							2,064
Interest expense							(4,515)

Income before income taxes							$22,349

Total assets	$792,258	$369,918	$234,429	$78,433	$230,925	$(53,581)	$1,652,382

In the second quarter of 2010, special items include a charge of $1,169 for rationalization actions in the Europe Welding segment primarily related to costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment includes a gain of $4,337 on the sale of assets of a rationalized operation. The South America Welding segment

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

includes a charge of $2,319 for the impact to the Company’s operations in Venezuela of the change in functional currency to the U.S. dollar and devaluation of the Venezuelan currency. The Harris Products Group segment includes a gain of $416 on the sale of a property of a rationalized operation.

In the second quarter of 2009, special items include rationalization charges of $17, $307 and $4,096 for the North America Welding, South America Welding and The Harris Products Group segments, respectively. The Europe Welding segment includes a gain of $5,667 on the sale of a property and $2,186 in rationalization charges. The Asia Pacific Welding segment includes a gain of $2,144 on the settlement of a pension obligation and $271 in rationalization charges. Rationalization charges in all segments were primarily related to employee severance.

In the first six months of 2010, special items include a charge of $1,709 for rationalization actions in the Europe Welding segment primarily related to costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment includes a gain of $4,337 related to the sale of assets of a rationalized operation and charges of $216 for costs associated with the consolidation of manufacturing operations. The South America Welding segment includes a net charge of $2,308 for the impact to the Company’s operations in Venezuela of the change in functional currency to the U.S. dollar and devaluation of the Venezuelan currency. The Harris Products Group segment includes a gain of $416 on the sale of a property of a rationalized operation.

In the first six months of 2009, special items include rationalization charges of $10,191, $364 and $4,699 for the North America Welding, South America Welding and The Harris Products Group segments, respectively. The Europe Welding segment includes a gain of $5,667 on the sale of a property and $2,654 in rationalization charges. The Asia Pacific Welding segment includes a gain of $2,144 on the settlement of a pension obligation and $668 in rationalization charges. Rationalization charges in all segments were primarily related to employee severance.

NOTE 5 – RATIONALIZATION

The Company recognized rationalization gains of $2,828 during the six months ended June 30, 2010 relating primarily to the sale of assets at rationalized operations.

During the third quarter of 2009, the Company initiated various rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 81 employees in the Europe Welding segment, 193 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment and resulted in the recognition of rationalization charges of $8,333 and related asset impairment charges of $1,768 in 2009.

The Company recognized a net gain of $2,412 for the six months ended June 30, 2010 related to these activities. This amount includes a gain of $4,337 on the sale of property and other assets at a rationalized operation in the Asia Pacific Welding segment. The Company also recognized charges from the continuation of rationalization activities of $1,282 and $216 in the Europe Welding and Asia Pacific Welding segments, respectively, and asset impairment charges of $427 in the Europe Welding segment. At June 30, 2010, a liability relating to these actions of $929 was recognized in “Other current liabilities.” The Company expects to recognize an additional $1,000 in costs associated with these actions which are expected to be substantially completed and paid by the end of 2010.

During the second quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing operation in The Harris Products Group segment for which rationalization charges of $6,684 were recognized for the year ended December 31, 2009. The Company recognized a gain of $416 on the sale of a property of a rationalized operation in The Harris Products Group segment in the six months ended June 30, 2010. At June 30, 2010, a liability related to these actions of $1,906 was recognized in “Other current liabilities.” The liability primarily relates to employee severance benefits expected to be substantially paid by the end of 2010.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table summarizes the activity related to the rationalization liabilities by segment:

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2009	$3,081	$831	$2,445	$6,357
Payments and other adjustments	(3,459)	(1,022)	(539)	(5,020)
Charged to expense	1,282	216	—	1,498

Balance at June 30, 2010	$904	$25	$1,906	$2,835

NOTE 6 – STOCK-BASED COMPENSATION

The Company issued 37,421 and 10,650 shares of common stock from treasury upon exercise of employee stock options during the six months ended June 30, 2010 and 2009, respectively. The Company granted 800 options and 1,336 restricted shares during the six months ended June 30, 2010. No options or shares were granted during the six months ended June 30, 2009. The restricted shares granted during the six months ended June 30, 2010 were issued from treasury.

For the three months ended June 30, 2010 and 2009, common shares subject to equity-based awards of 696,558 and 661,946, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2010 and 2009, common shares subject to equity-based awards of 698,525 and 664,337, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 7 – COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 15 million shares of the Company’s common stock. At management’s discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the three and six month periods ended June 30, 2010, the Company purchased a total of 182,556 and 242,556 shares at an average cost per share of $55.08 and $53.28, respectively. As of June 30, 2010 there remained 3,542,054 shares available for repurchase under the stock repurchase program. The treasury shares have not been retired.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income including noncontrolling interests	$34,307	$15,707	$58,073	$11,968
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax	552	(336)	830	259
Defined benefit pension plan activity, net of tax	8,592	5,923	11,868	10,273
Currency translation adjustment	(27,186)	47,067	(33,893)	22,890

Total comprehensive income	16,265	68,361	36,878	45,390
Total comprehensive income attributable to noncontrolling interests	1,651	1,514	1,688	1,412

Total comprehensive income attributable to shareholders	$14,614	$66,847	$35,190	$43,978

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

For the three months ended June 30, 2010 and 2009, Unrealized gain (loss) on derivatives is shown above net of tax of $230 and $(99), respectively. For the six months ended June 30, 2010 and 2009, Unrealized gain (loss) on derivatives is shown net of tax of $378 and $227, respectively.

For the three months ended June 30, 2010 and 2009, Defined benefit pension plan activity is shown above net of tax of $5,323 and $2,454, respectively. For the six months ended June 30, 2010 and 2009, Defined benefit pension plan activity is shown net of tax of $7,445 and $4,920, respectively.

NOTE 9 – EQUITY

Changes in equity for the six months ended June 30, 2010 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2009	$1,072,346	$13,329	$1,085,675
Comprehensive income:
Net income	56,268	1,805	58,073
Other comprehensive loss	(21,078)	(117)	(21,195)

Total comprehensive income	35,190	1,688	36,878

Cash dividends declared - $0.56 per share	(23,805)	—	(23,805)
Issuance of shares under benefit plans	5,715	—	5,715
Purchase of shares for treasury	(12,924)	—	(12,924)

Balance June 30, 2010	$1,076,522	$15,017	$1,091,539

Changes in equity for the six months ended June 30, 2009 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance December 31, 2008	$995,216	$14,757	$1,009,973
Comprehensive income:
Net income	11,474	494	11,968
Other comprehensive income	32,504	918	33,422

Total comprehensive income	43,978	1,412	45,390

Cash dividends declared - $0.54 per share	(22,961)	—	(22,961)
Issuance of shares under benefit plans	2,708	—	2,708
Purchase of shares for treasury	(343)	—	(343)

Balance June 30, 2009	$1,018,598	$16,169	$1,034,767

NOTE 10 – INVENTORY VALUATION

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For domestic inventories, cost is determined principally by the last-in, first-out (LIFO) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (FIFO) method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations. The excess of current cost over LIFO cost amounted to $67,774 and $62,447 at June 30, 2010 and December 31, 2009, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 11 – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

“Other current liabilities” at June 30, 2010 and 2009 include accruals for year-end bonuses and related payroll taxes of $36,961 and $17,871, respectively, related to the Company’s employees worldwide. The payment of bonuses is discretionary and is subject to approval by the Board of Directors. A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year. The increase in the accrual from June 30, 2009 to June 30, 2010 is due to the increase in profitability of the Company.

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $17,522 as of June 30, 2010 and $15,333 as of December 31, 2009. The accrual is included in “Other current liabilities.” The Company also has an asset for recoveries from insurance carriers on the insured claims outstanding of $12,155 as of June 30, 2010 and $11,235 as of December 31, 2009. The asset is included in “Other current assets.”

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

NOTE 13 – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in “Other current liabilities.”

The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$16,768	$13,736
Charged to expense	5,181	6,573
Deductions	(5,195)	(5,777)
Foreign currency translation	(683)	158

Balance at end of period	$16,071	$14,690

Warranty expense was 0.5% and 0.8% of sales for the six months ended June 30, 2010 and 2009, respectively.

NOTE 14 – DEBT

As of June 30, 2010, the Company was in compliance with its debt covenants. The Company’s $80,000 Series C Note (“Note”) is due in March 2012.

The Company historically utilized interest rate swaps to manage interest rate risks. The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of June 30, 2010. The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Note. The amortization of this gain reduced “Interest expense” by $824 and $592 in the first six months of 2010 and 2009,

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

respectively, and is expected to reduce annual interest expense by $1,661 during 2010. At June 30, 2010, $2,826 remains to be amortized and is recognized in “Long-term debt, less current portion.” The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0% for the six months ended June 30, 2010.

NOTE 15 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$3,639	$2,753	$7,683	$6,319
Interest cost	10,626	10,750	21,521	21,482
Expected return on plan assets	(12,857)	(11,238)	(25,138)	(21,838)
Amortization of prior service cost	(11)	(28)	(22)	(13)
Amortization of net loss	5,074	5,935	10,396	12,546
Settlement gain	—	(2,329)	—	(2,321)

Defined benefit plans	6,471	5,843	14,440	16,175
Multi-employer plans	251	310	529	614
Defined contribution plans	1,875	1,168	3,689	2,398

Total pension cost	$8,597	$7,321	$18,658	$19,187

The Company voluntarily contributed $19,500 to its defined benefit plans in the United States for the six months ended June 30, 2010 and expects to contribute a total of $31,500 to its defined benefit plans in the United States during 2010. The Company reinstated a Company match for 2010 on eligible employee contributions to a defined contribution plan covering certain U.S.-based employees.

The expected return on plan assets increased in 2010 due to a higher balance in plan assets at December 31, 2009 than at December 31, 2008. The amortization of net loss decreased due to a lower unrecognized loss at December 31, 2009 than at December 31, 2008.

NOTE 16 – INCOME TAXES

The Company recognized $28,240 of tax expense on pre-tax income of $86,313, resulting in an effective tax rate of 32.7% for the six months ended June 30, 2010. The effective tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The effective income tax rate of 46.4% for the six months ended June 30, 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided. The rate also included a benefit for the utilization of foreign tax credits.

The anticipated effective income tax rate for 2010 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of June 30, 2010, the Company had $42,918 of unrecognized tax benefits. If recognized, approximately $26,315 would be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005. The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the second quarter of 2011. The Company is currently subject to an Internal Revenue Service audit for the 2005 through 2008 tax years and an Indonesian tax audit for 2005 through 2006. The Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 17 – DERIVATIVES

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial in the six months ended June 30, 2010 and 2009.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2010. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $22,194 and $3,570 at June 30, 2010 and December 31, 2009, respectively. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Fair value hedges

The Company had no fair value hedges outstanding at June 30, 2010 or December 31, 2009.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $235,142 and $102,410 at June 30, 2010 and December 31, 2009, respectively. The fair value gains or losses from these contracts were recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company has short-term silver forward contracts with a notional amount of 300,000 troy ounces at June 30, 2010. Realized and unrealized gains and losses on these contracts were recognized in earnings.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	June 30, 2010		December 31, 2009
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$531	$305	$63	$12

Not designated as hedging instruments:
Foreign exchange contracts	1,101	1,854	133	1,017
Commodity contracts	5	82	611	186

Total derivatives	$1,637	$2,241	$807	$1,215

The effects of designated fair value hedges and undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gains (losses)	2010	2009	2010	2009

Fair value hedges:
Interest rate swaps	Interest expense	$—	$—	$—	$181

Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	5,837	(3,468)	3,848	(3,770)
Commodity contracts	Selling, general & administrative expenses	—	(576)	—	—
Commodity contracts	Cost of goods sold	(332)	2,634	(436)	2,634

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2010	December 31, 2009

Foreign exchange contracts	$246	$(5)

Commodity contracts	(60)	(639)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2010	2009	2010	2009

Foreign exchange contracts	Sales	$5	$24	$16	$(153)
	Cost of goods sold	(13)	925	(88)	3,144
	Selling, general & administrative expenses	—	147	—	—
Commodity contracts	Cost of goods sold	(387)	(1,971)	(933)	(4,775)

The Company expects $186 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 18 – FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy is used to classify the inputs used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis:

Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,632	$—	$1,632	$—
Commodity contracts	5	—	5	—

Total assets	$1,637	$—	$1,637	$—

Liabilities:
Foreign exchange contracts	$2,159	$—	$2,159	$—
Commodity contracts	82	—	82	—

Total liabilities	$2,241	$—	$2,241	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the quarter ended June 30, 2010, there were no transfers between Levels 1, 2 or 3.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both June 30, 2010 and December 31, 2009. The fair value of long-term debt at June 30, 2010 and December 31, 2009, including the current portion, was approximately $88,525 and $91,365, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $87,224 and $89,140, respectively. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company’s unaudited consolidated financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010		2009		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$515,584	100.0%	$413,283	100.0%	$102,301	24.8%
Cost of goods sold	367,001	71.2%	306,892	74.3%	60,109	19.6%

Gross profit	148,583	28.8%	106,391	25.7%	42,192	39.7%
Selling, general & administrative expenses	101,065	19.6%	79,482	19.2%	21,583	27.2%
Rationalization (gains) charges	(3,629)	(0.7%)	6,877	1.7%	(10,506)	(152.8%)

Operating income	51,147	9.9%	20,032	4.8%	31,115	155.3%
Interest income	544	0.1%	952	0.2%	(408)	(42.9%)
Equity earnings in affiliates	1,184	0.2%	4,555	1.1%	(3,371)	(74.0%)
Other income	263	0.1%	918	0.2%	(655)	(71.4%)
Interest expense	(1,566)	(0.3%)	(1,953)	(0.5%)	387	19.8%

Income before income taxes	51,572	10.0%	24,504	5.9%	27,068	110.5%
Income taxes	17,265	3.3%	8,797	2.1%	8,468	96.3%

Net income including noncontrolling interests	$34,307	6.7%	$15,707	3.8%	$18,600	118.4%
Noncontrolling interests in subsidiaries’ earnings	1,767	0.3%	639	0.2%	1,128	176.5%

Net income	$32,540	6.3%	$15,068	3.6%	$17,472	116.0%

Net Sales: The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended June 30, 2010:

		Change in Net Sales due to:
	Net Sales 2009	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2010
Operating Segments
North America Welding	$208,014	$46,064	$—	$(3,142)	$2,873	$253,809
Europe Welding	88,711	4,087	—	(3,793)	(3,800)	85,205
Asia Pacific Welding	38,249	3,199	40,004	(1,744)	2,655	82,363
South America Welding	22,108	9,531	—	4,121	(7,564)	28,196
The Harris Products Group	56,201	3,583	—	5,282	945	66,011

Consolidated	$413,283	$66,464	$40,004	$724	$(4,891)	$515,584

% Change
North America Welding		22.1%	—	(1.5%)	1.4%	22.0%
Europe Welding		4.6%	—	(4.3%)	(4.3%)	(4.0%)
Asia Pacific Welding		8.4%	104.6%	(4.6%)	6.9%	115.3%
South America Welding		43.1%	—	18.6%	(34.2%)	27.5%
The Harris Products Group		6.4%	—	9.4%	1.7%	17.5%
Consolidated		16.1%	9.7%	0.2%	(1.2%)	24.8%

Net sales volumes for the second quarter of 2010 increased for all operating segments as a result of higher demand levels associated with the improved global economy. Product pricing increased in the South America Welding segment primarily due to high inflation in Venezuela. Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period. Product pricing decreased from prior year levels due to changes in pricing required to remain competitive as a result of lower materials costs in the North America Welding, Europe Welding and Asia Pacific Welding segments. The increase in Net sales from acquisitions is due to the acquisition of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”) in July 2009 (see the “Acquisitions” section below for additional information regarding the acquisition of Jin Tai).

With respect to changes in Net sales due to foreign exchange, the North America Welding segment increased primarily due to a stronger Canadian dollar during the period. The Europe Welding segment decreased primarily due to a weaker euro and pound sterling during the period. The Asia Pacific Welding segment increased primarily due to a stronger Australian dollar during the period. The South America Welding segment decreased primarily due to the weaker Venezuelan bolivar fuerte during the period. The Harris Products Group segment increased primarily due to a stronger Brazilian real during the period.

Gross Profit: Gross profit increased 39.7% to $148,583 for the second quarter of 2010 compared with $106,391 in the second quarter of 2009. As a percentage of Net sales, Gross profit increased to 28.8% in the second quarter of 2010 from 25.7% in the second quarter of 2009. The increase was primarily a result of higher sales and production volumes and cost reduction initiatives offset by incremental inventory costs of $2,319 due to the change in functional currency for the Company’s operation in Venezuela and the devaluation of the Venezuelan currency and an increase to the LIFO reserve of $2,428. Also, Gross profit in the prior year period was negatively impacted by higher cost inventory, particularly in the Europe Welding segment. Foreign currency exchange rates had a $668 favorable translation impact in the second quarter of 2010.

Selling, General & Administrative (“SG&A”) Expenses: SG&A expenses increased $21,583, or 27.2%, in the second quarter of 2010 compared with the second quarter of 2009. The increase was primarily due to higher bonus expense of $7,271, higher legal expenses of $4,114, increased selling, administrative and research and development expense of $2,899, the unfavorable translation impact of foreign currency exchange rates of $2,549 and incremental SG&A from acquisitions of $1,881.

Rationalization (Gains) Charges: In the second quarter of 2010, the Company recognized $3,629 ($3,773 after-tax) in gains primarily related to the sale of assets at rationalized operations. Gains on the sale of assets of $4,337 ($4,400 after-tax) and $416 ($416 after-tax) were recognized in the Asia Pacific Welding and The Harris Products Group segments, respectively. Also, charges of $1,124 ($1,043 after-tax) were recognized on the continuation of activities initiated in 2009 to consolidate certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments.

Interest Income: Interest income decreased to $544 in the second quarter of 2010 from $952 in the second quarter of 2009. The decrease was due to lower interest rates on Cash and cash equivalents in 2010 when compared with 2009.

Equity Earnings in Affiliates: Equity earnings in affiliates was $1,184 in the second quarter of 2010 compared with earnings of $4,555 in the second quarter of 2009. Equity income in the second quarter of 2009 included a gain of $5,667 on the sale of a property. The second quarter of 2009 also included a loss of $1,631 from the Company’s 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”), divested in July 2009 in conjunction with the acquisition of Jin Tai.

Interest Expense: Interest expense decreased to $1,566 in the second quarter of 2010 from $1,953 in the second quarter of 2009 primarily as a result of the translation impact of the Venezuelan currency which resulted in lower interest expense from the Company’s Venezuelan operation.

Income Taxes: The Company recognized $17,265 of tax expense on pre-tax income of $51,572, resulting in an effective tax rate of 33.5% for the three months ended June 30, 2010. The effective tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized offset by losses with no tax benefit at certain non-U.S. entities.

The effective income tax rate of 35.9% for the three months ended June 30, 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided and a benefit for the utilization of foreign tax credits.

Net Income: Net income for the second quarter of 2010 was $32,540 compared with Net income of $15,068 in the second quarter of 2009. Diluted earnings per share for the second quarter of 2010 was $0.76 compared with $0.35 in the second quarter of 2009. Foreign currency exchange rate movements had an unfavorable translation effect of $1,356 on Net income for the second quarter of 2010.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010		2009		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$986,542	100.0%	$825,034	100.0%	$161,508	19.6%
Cost of goods sold	714,626	72.4%	628,395	76.2%	86,231	13.7%

Gross profit	271,916	27.6%	196,639	23.8%	75,277	38.3%
Selling, general & administrative expenses	188,840	19.1%	157,143	19.0%	31,697	20.2%
Rationalization (gains) charges	(2,828)	(0.3%)	18,576	2.3%	(21,404)	(115.2%)

Operating income	85,904	8.7%	20,920	2.5%	64,984	310.6%
Interest income	1,179	0.1%	2,064	0.3%	(885)	(42.9%)
Equity earnings in affiliates	1,614	0.2%	2,569	0.3%	(955)	(37.2%)
Other income	696	0.1%	1,311	0.2%	(615)	(46.9%)
Interest expense	(3,080)	(0.3%)	(4,515)	(0.5%)	1,435	31.8%

Income before income taxes	86,313	8.7%	22,349	2.7%	63,964	286.2%
Income taxes	28,240	2.9%	10,381	1.3%	17,859	172.0%

Net income including noncontrolling interests	$58,073	5.9%	$11,968	1.5%	$46,105	385.2%
Noncontrolling interests in subsidiaries’ earnings	1,805	0.2%	494	0.1%	1,311	265.4%

Net income	$56,268	5.7%	$11,474	1.4%	$44,794	390.4%

Net Sales: The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the six months ended June 30, 2010:

		Change in Net Sales due to:
	Net Sales 2009	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2010
Operating Segments
North America Welding	$426,841	$62,771	$—	$(12,811)	$8,343	$485,144
Europe Welding	176,210	2,095	—	(10,725)	2,301	169,881
Asia Pacific Welding	70,940	6,214	73,897	(4,375)	7,632	154,308
South America Welding	42,767	12,556	—	6,180	(10,559)	50,944
The Harris Products Group	108,276	7,798	—	7,061	3,130	126,265

Consolidated	$825,034	$91,434	$73,897	$(14,670)	$10,847	$986,542

% Change
North America Welding		14.7%	—	(3.0%)	2.0%	13.7%
Europe Welding		1.2%	—	(6.1%)	1.3%	(3.6%)
Asia Pacific Welding		8.8%	104.2%	(6.2%)	10.8%	117.5%
South America Welding		29.4%	—	14.5%	(24.7%)	19.1%
The Harris Products Group		7.2%	—	6.5%	2.9%	16.6%
Consolidated		11.1%	9.0%	(1.8%)	1.3%	19.6%

Net sales volumes for the six months ended June 30, 2010 increased for all operating segments as a result of higher demand levels associated with the improved global economy. Product pricing increased in the South America Welding segment primarily due to high inflation in Venezuela. Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period. Product pricing decreased from prior year levels due to changes in pricing required to remain competitive as a result of lower materials costs in the North America Welding, Europe Welding and Asia Pacific Welding segments. The increase in Net sales from acquisitions is due to the acquisition of Jin Tai in July 2009 (see the “Acquisitions” section below for additional information regarding the acquisition of Jin Tai).

With respect to changes in Net sales due to foreign exchange, the North America Welding segment increased primarily due to a stronger Canadian dollar during the period. The Europe Welding segment increased primarily due to a stronger Polish zloty during the period. The Asia Pacific Welding segment increased primarily due to a stronger Australian dollar during the period. The South America Welding segment decreased primarily due to the weaker Venezuelan bolivar fuerte during the period. The Harris Products Group segment increased primarily due to a stronger Brazilian real and Polish zloty during the period.

Gross Profit: Gross profit increased 38.3% to $271,916 for the first six months of 2010 compared with $196,639 in the first six months of 2009. As a percentage of Net sales, Gross profit increased to 27.6% in the first six months of 2010 from 23.8% in the first six months of 2009. The increase was primarily a result of higher sales and production volumes and cost reduction initiatives offset by an increase to the LIFO reserve of $5,327 and incremental inventory costs of $4,940 due to the change in functional currency for the Company’s operation in Venezuela and the devaluation of the Venezuelan currency. Also, Gross profit in the prior year period was negatively impacted by higher cost inventory, particularly in the Europe Welding segment. Foreign currency exchange rates had a $5,128 favorable translation impact in the first six months of 2010.

Selling, General & Administrative (“SG&A”) Expenses: SG&A expenses increased $31,697, or 20.2%, in the first six months of 2010 compared with the first six months of 2009. The increase was primarily due to higher bonus expense of $18,920, higher legal expenses of $7,259, the unfavorable translation impact of foreign currency exchange rates of $4,414, incremental SG&A from acquisitions of $3,508 and a gain of $2,632 due to the change in functional currency for the Company’s operation in Venezuela and the devaluation of the Venezuelan currency.

Rationalization (Gains) Charges: In the first six months of 2010, the Company recognized $2,828 ($3,161 after-tax) in gains primarily related to the sale of assets at rationalized operations. Gains on the sale of assets of $4,337 ($4,400 after-tax) and $416 ($416 after-tax) were recognized in the Asia Pacific Welding and The Harris Products Group segments, respectively. Also, charges of $1,925 ($1,655 after-tax) were recognized on the continuation of activities initiated in 2009 to consolidate certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments.

Interest Income: Interest income decreased to $1,179 in the first six months of 2010 from $2,064 in the first six months of 2009. The decrease was due to lower interest rates on Cash and cash equivalents in 2010 when compared with 2009.

Equity Earnings in Affiliates: Equity earnings in affiliates was $1,614 in the first six months of 2010 compared with $2,569 in the first six months of 2009. Equity income in the prior year period included a gain of $5,667 on the sale of a property and a loss of $3,577 from the Company’s 35% interest in Kuang Tai, divested in July 2009 in conjunction with the acquisition of Jin Tai.

Interest Expense: Interest expense decreased to $3,080 in the first six months of 2010 from $4,515 in the first six months of 2009 primarily as a result of the translation impact of the devaluation of the Venezuelan currency that resulted in lower interest expense from the Company’s Venezuelan operation.

Income Taxes: The Company recognized $28,240 of tax expense on pre-tax income of $86,313, resulting in an effective tax rate of 32.7% for the six months ended June 30, 2010. Tax expense includes a net impact of $437 related to the change in the functional currency for the Company’s operation in Venezuela and the devaluation of the Venezuelan currency. The effective tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The effective income tax rate of 46.4% for the six months ended June 30, 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided. The rate also included a benefit for the utilization of foreign tax credits.

Net Income: Net income for the first six months of 2010 was $56,268 compared with $11,474 in the first six months of 2009. Diluted earnings per share for the first six months of 2010 was $1.32 compared with diluted earnings per share of $0.27 in the first six months of 2009. Foreign currency exchange rate movements had an unfavorable translation effect of $798 on Net income for the first six months of 2010.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income and Adjusted diluted earnings per share, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the GAAP financial measures, as non-GAAP measures are merely a supplement to, and not a replacement for, GAAP financial measures.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income as reported	$51,147	$20,032	$85,904	$20,920
Special items (pre-tax):
Rationalization (gains) charges	(3,629)	6,877	(2,828)	18,576
Pension settlement gain	—	(2,144)	—	(2,144)
Venezuela - functional currency change and devaluation	2,319	—	2,308	—

Adjusted operating income	$49,837	$24,765	$85,384	$37,352

Special items included in Operating income during the second quarter of 2010 include rationalization gains of $3,629 primarily related to gains on the sale of assets at rationalized operations in the Europe Welding and Asia Pacific Welding segments and a charge of $2,319 in Cost of goods sold for the South America Welding segment related to the change in functional currency for the Company’s operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency. Special items included in Operating income during the first half of 2010 include a rationalization gain of $2,828 primarily related to gains on the sale of assets at rationalized operations in the Europe Welding and Asia Pacific Welding segments and a net charge of $2,308 related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and the devaluation of the Venezuelan currency. The net charge of $2,308 includes an incremental inventory cost of $4,940 included in Cost of goods sold and a foreign currency transaction gain of $2,632 included in SG&A.

Special items included in Operating income during 2009 include rationalization charges of $6,877 and $18,576 for the second quarter and first half, respectively, primarily related to employee severance. Special items also include a gain of $2,144 during the second quarter and first half of 2009 for the settlement of a pension obligation.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income as reported	$32,540	$15,068	$56,268	$11,474
Special items (after-tax):
Rationalization (gains) charges	(3,773)	6,639	(3,161)	14,067
Pension settlement gain	—	(2,144)	—	(2,144)
Gain on sale of property	—	(5,667)	—	(5,667)
Venezuela - functional currency change and devaluation	2,319	—	2,745	—
Noncontrolling interests	1,846	601	1,846	601

Adjusted net income	$32,932	$14,497	$57,698	$18,331

Diluted earnings per share as reported	$0.76	$0.35	$1.32	$0.27
Special items	0.01	(0.01)	0.03	0.16

Adjusted diluted earnings per share	$0.77	$0.34	$1.35	$0.43

Special items included in Net income during 2010 include rationalization gains of $3,773 and $3,161 for the second quarter and first half, respectively, primarily related to gains on the sale of assets at rationalized operations in the Europe Welding and Asia Pacific Welding segments. Special items for 2010 also include a net charge of $2,319 and $2,745 for the second quarter and first half, respectively, for the South America Welding segment related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and the devaluation of the Venezuelan currency. In addition, special items include a charge of $1,846 in Noncontrolling interests for the second quarter and first half of 2010 associated with the rationalization gain for a majority-owned consolidated subsidiary.

Special items included in Net income during 2009 include rationalization charges of $6,639 and $14,067 for the second quarter and first half, respectively, primarily related to employee severance. Special items also include gains of $2,144 and $5,667 during the second quarter and first half of 2009 for the settlement of a pension obligation and the sale of a property, respectively. In addition, special items include a charge of $601 in Noncontrolling interests for the second quarter and first half of 2009 associated with a pension settlement gain for a majority-owned consolidated subsidiary.

Liquidity and Capital Resources

The Company’s cash flow from operations can be cyclical. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas for improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2010	2009	Change
Cash provided by operating activities	$47,743	$134,225	$(86,482)
Cash used by investing activities	(15,723)	(21,047)	5,324
Capital expenditures	(23,490)	(20,819)	(2,671)
Proceeds from sale of property, plant and equipment	7,949	260	7,689
Cash used by financing activities	(40,143)	(53,381)	13,238
Payments on short-term borrowings, net	(4,215)	(123)	(4,092)
Payments on long-term borrowings, net	(627)	(30,313)	29,686
Purchase of shares for treasury	(12,924)	(343)	(12,581)
Cash dividends paid to shareholders	(23,755)	(22,894)	(861)
(Decrease) increase in Cash and cash equivalents	(14,235)	62,567

Cash and cash equivalents decreased 3.7% or $14,235 during the first six months of 2010 to $373,901 as of June 30, 2010 from $388,136 as of December 31, 2009. This compares to an increase of 22.0% or $62,567 to $346,899 during the first six months of 2009.

Cash provided by operating activities decreased by $86,482 for the first six months of 2010 compared with the first six months of 2009. The decrease was primarily related to an increase in net operating working capital, defined as the sum of Accounts receivable and Total inventory less Trade accounts payable, in the first six months of 2010 compared with a decrease in net operating working capital in the first six months of 2009 partially offset by higher earnings in 2010. Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, was 22.0% at June 30, 2010 compared with 23.2% at December 31, 2009 and 26.0% at June 30, 2009. Days sales in inventory increased to 104.3 days at June 30, 2010 from 100.8 days at December 31, 2009 and decreased from 119.9 days at June 30, 2009. Accounts receivable days increased to 57.0 days at June 30, 2010 from 56.9 days at December 31, 2009 and decreased from 61.5 days at June 30, 2009. Average days in accounts payable increased to 39.6 days at June 30, 2010 from 30.0 days at December 31, 2009 and 33.0 days at June 30, 2009.

Cash used by investing activities for the first six months of 2010 compared with the first six months of 2009 decreased by $5,324. This reflects an increase in capital expenditures of $2,671 to $23,490 from $20,819 in the first six months of 2009 and an increase in the proceeds from the sale of property, plant and equipment of $7,689 primarily due to the sale of assets at rationalized operations. The Company anticipates capital expenditures in 2010 in the range of $40,000 - $50,000. Anticipated capital expenditures reflect investments to improve operational effectiveness and the Company’s continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities decreased by $13,238 to $40,143 in the first six months of 2010 compared with the first six months of 2009. The decrease was primarily due to the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity in 2009 partially offset by a reduction in short-term borrowings of $4,215 in the current period versus a reduction of $123 in the comparable period of the prior year and higher purchases of common shares for treasury of $12,581.

The Company’s debt levels decreased from $123,717 at December 31, 2009 to $110,330 at June 30, 2010 primarily due to the translation impact on the local-currency denominated debt in Venezuela and net reductions in short-term borrowings at certain foreign subsidiaries. Debt to total invested capital decreased to 9.2% at June 30, 2010 from 10.2% at December 31, 2009.

In July 2010, the Company paid a cash dividend of $0.28 per share, or $11,829, to shareholders of record on June 30, 2010.

Venezuela – Foreign Currency

The local currency in Venezuela is the bolivar fuerte (“VEF”). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of VEF for U.S. dollars at the official (government established) exchange rates. An unregulated parallel market that existed for exchanging VEF for U.S. dollars through securities transactions was shut down by the Venezuelan government on May 17, 2010 and subsequently reopened as a regulated market on June 9, 2010. The governmental regulations include restrictions on trading volume.

The official exchange rate in Venezuela had been fixed at 2.15 VEF to 1 U.S. dollar for several years. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”). The financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar) using the Non-Essential Rate as this is the rate expected to be applicable to dividend repatriations.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Venezuelan economy exceeded the three-year cumulative inflation rate of 100 percent during the fourth quarter of 2009. As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar) and future exchange gains and losses from the remeasurement of monetary assets and liabilities will be reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the VEF and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet. At June 30, 2010, the net VEF-denominated monetary liability position was $3,388. Also, foreign currency transaction gains are generated when liabilities are settled at the Essential Rate and foreign currency transaction losses are generated when liabilities are settled at the regulated parallel market rate.

The devaluation of the VEF and the change to the U.S. dollar as the functional currency for the first six months of 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $4,940 due to the liquidation of inventory valued at the historical exchange rate.

New Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. This transaction expanded the Company’s customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% interest in Kuang Tai. Under the terms of the purchase agreement, the Company exchanged its 35% interest in Kuang Tai which had an estimated fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close. The fair value of the Company’s previous noncontrolling direct interest in Jin Tai was $8,675.

Jin Tai was included in the Company’s consolidated financial statements as of the date of acquisition.

Rationalization

The Company recognized rationalization gains of $2,828 during the six months ended June 30, 2010 relating primarily to the sale of assets at rationalized operations.

During the third quarter of 2009, the Company initiated various rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 81 employees in the Europe Welding segment, 193 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment and resulted in the recognition of rationalization charges of $8,333 and related asset impairment charges of $1,768 in 2009.

The Company recognized a net gain of $2,412 for the six months ended June 30, 2010 related to these activities. This amount includes a gain of $4,337 on the sale of property and other assets at a rationalized operation in the Asia Pacific Welding segment. The Company also recognized charges from the continuation of rationalization activities of $1,282 and $216 in the

Europe Welding and Asia Pacific Welding segments, respectively, and asset impairment charges of $427 in the Europe Welding segment. At June 30, 2010, a liability relating to these actions of $929 was recognized in “Other current liabilities.” The Company expects to recognize an additional $1,000 in costs associated with these actions which are expected to be substantially completed and paid by the end of 2010.

During the second quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing operation in The Harris Products Group segment for which rationalization charges of $6,684 were recognized for the year ended December 31, 2009. The Company recognized a gain of $416 on the sale of a property of a rationalized operation in The Harris Products Group segment in the six months ended June 30, 2010. At June 30, 2010, a liability related to these actions of $1,906 was recognized in “Other current liabilities.” The liability primarily relates to employee severance benefits expected to be substantially paid by the end of 2010.

Debt

As of June 30, 2010, the Company was in compliance with its debt covenants. The Company’s $80,000 Series C Note (“Note”) is due in March 2012.

The Company has historically utilized interest rate swaps to manage interest rate risks. The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of June 30, 2010. The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Note. The amortization of this gain reduced “Interest expense” by $824 and $592 in the first six months of 2010 and 2009, respectively, and is expected to reduce annual interest expense by $1,661 during 2010. At June 30, 2010, $2,826 remains to be amortized and is recognized in “Long-term debt, less current portion.” The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0% for the six months ended June 30, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2009. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

At June 30, 2010, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,790 plaintiffs, which is a net decrease of four claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 38,932 of those claims were dismissed, 16 were tried to defense verdicts, six were tried to plaintiff verdicts (two of which are being or will be appealed), one was resolved by agreement for an immaterial amount and 567 were decided in favor of the Company following summary judgment motions. On May 6, 2010, a jury returned a verdict in one such case in Common Pleas Court of Philadelphia County, Pennsylvania in favor of the plaintiff against the Company, awarding $825,000 in compensatory damages. The Company plans to appeal this verdict after the final judgment is entered. On April 9, 2010 a jury returned verdicts in favor of the Company in two other similar cases in the same jurisdiction and a directed verdict in favor of the Company was granted in a third case. On May 10, 2010, a jury returned a verdict in favor of the Company in another similar case.

At June 30, 2010, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,233 plaintiffs, which is a net decrease of 1,036 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At June 30, 2010, cases involving 1,080 claimants were filed in or transferred to federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 14,597 of those claims were dismissed, 21 were tried to defense verdicts in favor of the Company (two of which are being or will be appealed) and five were tried to plaintiff verdicts (four of which are being or will be appealed). In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion. On May 27, 2010, a jury returned a verdict in one such case in favor of the Company in U.S. District Court (Northern District of Ohio).

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common stock during the second quarter of 2010 were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2010	—	$—	—	3,724,610
May 1 - 31, 2010	171,556	55.10	171,556	3,553,054
June 1 - 30, 2010	11,000	54.78	11,000	3,542,054

(1)	In October 2003, the Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock. Total shares purchased through the share repurchase programs were 11,457,946 shares at a cost of $287,456,000 for a weighted average cost of $25.09 per share through June 30, 2010.

ITEM 6. EXHIBITS

(a) Exhibits

31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on
Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Vincent K. Petrella
Vincent K. Petrella Senior Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)
August 5, 2010