Form 10-Q
period 2010-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2010-11-05
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common shares as of September 30, 2010 was 42,261,090.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	3
CONSOLIDATED BALANCE SHEETS (UNAUDITED)	4
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	28

Signature	29

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$519,338	$441,802	$1,505,880	$1,266,836
Cost of goods sold	375,267	316,671	1,089,893	945,066
Gross profit	144,071	125,131	415,987	321,770

Selling, general & administrative expenses	95,612	84,648	284,452	241,791
Rationalization charges (gains)	269	7,144	(2,559)	25,720
Operating income	48,190	33,339	134,094	54,259

Other income (expense):
Interest income	602	716	1,781	2,780
Equity earnings (loss) in affiliates	1,070	(8,692)	2,684	(6,123)
Other income	628	1,030	1,324	2,341
Interest expense	(1,671)	(2,032)	(4,751)	(6,547)
Total other income (expense)	629	(8,978)	1,038	(7,549)

Income before income taxes	48,819	24,361	135,132	46,710
Income taxes	16,191	11,474	44,431	21,855
Net income including noncontrolling interests	32,628	12,887	90,701	24,855
Noncontrolling interests in subsidiaries’ earnings	155	130	1,960	624
Net income	$32,473	$12,757	$88,741	$24,231

Basic weighted average shares outstanding	42,134	42,396	42,282	42,385
Effect of dilutive securities - stock options and awards	401	246	388	217
Diluted weighted average shares outstanding	42,535	42,642	42,670	42,602

Basic earnings per share	$0.77	$0.30	$2.10	$0.57
Diluted earnings per share	$0.76	$0.30	$2.08	$0.57

Cash dividends declared per share	$0.28	$0.27	$0.84	$0.81

See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$382,537	$388,136
Accounts receivable (less allowance for doubtful accounts of $7,737 in 2010; $8,174 in 2009)	319,530	273,700
Inventories:
Raw materials	85,969	69,048
Work-in-process	41,290	32,727
Finished goods	188,196	153,968
Total inventory	315,455	255,743

Other current assets	102,589	105,967
Total Current Assets	1,120,111	1,023,546

Property, Plant and Equipment
Land	43,895	42,823
Buildings	303,269	291,444
Machinery and equipment	694,837	683,037
	1,042,001	1,017,304
Less accumulated depreciation	582,208	557,243
Property, Plant and Equipment, Net	459,793	460,061

Non-current assets	218,788	221,685

TOTAL ASSETS	$1,798,692	$1,705,292

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$13,653	$34,577
Trade accounts payable	153,524	100,052
Other current liabilities	203,944	162,052
Current portion of long-term debt	1,162	1,290
Total Current Liabilities	372,283	297,971

Long-Term Liabilities
Long-term debt, less current portion	85,458	87,850
Accrued pensions	100,974	139,670
Other long-term liabilities	93,346	94,126
Total Long-Term Liabilities	279,778	321,646

Shareholders’ Equity
Common shares	4,929	4,929
Additional paid-in capital	165,766	159,440
Retained earnings	1,292,106	1,239,004
Accumulated other comprehensive loss	(128,316)	(149,404)
Treasury shares	(203,483)	(181,623)
Total Shareholders’ Equity	1,131,002	1,072,346
Noncontrolling interests	15,629	13,329
Total Equity	1,146,631	1,085,675

TOTAL LIABILITIES AND EQUITY	$1,798,692	$1,705,292

See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,741	$24,231
Noncontrolling interests in subsidiaries’ earnings	1,960	624
Net income including noncontrolling interests	90,701	24,855
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization gains	(4,834)	-
Depreciation and amortization	42,422	42,333
Equity (earnings) loss in affiliates, net	(704)	8,954
Deferred income taxes	(858)	1,563
Stock-based compensation	6,570	3,546
Amortization of terminated interest rate swaps	(1,396)	(1,271)
Amortization of pension actuarial losses and prior service cost	15,563	14,092
Other non-cash items, net	3,581	1,511
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(48,598)	57,583
(Increase) decrease in inventories	(57,211)	105,876
(Increase) decrease in other current assets	(2,880)	20,099
Increase (decrease) in trade accounts payable	54,315	(16,389)
Increase (decrease) in other current liabilities	44,146	(3,191)
Decrease in accrued pensions	(29,241)	(30,488)
Net change in other long-term assets and liabilities	(7,862)	2,240
NET CASH PROVIDED BY OPERATING ACTIVITIES	103,714	231,313

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(43,208)	(26,285)
Additions to equity investment in affiliates	-	(488)
Acquisition of businesses, net of cash acquired	(1,182)	(17,558)
Proceeds from sale of property, plant and equipment	9,746	638
NET CASH USED BY INVESTING ACTIVITIES	(34,644)	(43,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	21,014	19,438
Payments on short-term borrowings	(19,916)	(23,965)
Amounts due banks, net	(17,727)	(2,373)
Proceeds from long-term borrowings	63	330
Payments on long-term borrowings	(1,039)	(30,782)
Proceeds from exercise of stock options	1,319	305
Tax benefit from exercise of stock options	469	105
Purchase of shares for treasury	(22,960)	(343)
Cash dividends paid to shareholders	(35,584)	(34,347)
NET CASH USED BY FINANCING ACTIVITIES	(74,361)	(71,632)

Effect of exchange rate changes on Cash and cash equivalents	(308)	5,647
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,599)	121,635

Cash and cash equivalents at beginning of period	388,136	284,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$382,537	$405,967

 See notes to these consolidated financial statements

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 – BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc., its wholly-owned subsidiaries and majority-owned consolidated subsidiaries.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Venezuela – Foreign Currency

Effective January 1, 2010, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar).  A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of the Venezuelan currency (the “bolivar”) for dollars at the official (government established) exchange rates.  An unregulated parallel market that existed for exchanging bolivars for dollars through securities transactions was shut down by the Venezuelan government on May 17, 2010 and subsequently reopened as a regulated market on June 9, 2010.  The governmental regulations include restrictions on trading volume.

The official exchange rate in Venezuela had been fixed at 2.15 bolivars to 1 dollar for several years.  On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the dollar.  The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”).  In remeasuring the financial statements the Non-Essential Rate is used as this is the rate expected to be applicable to dividend repatriations.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent.  The Venezuelan three-year cumulative inflation rate exceeded 100 percent during the fourth quarter of 2009.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  At September 30, 2010, the net bolivar-denominated monetary liability position was $6,400.  Also, foreign currency transaction gains are generated when liabilities are settled at the Essential Rate and foreign currency transaction losses are generated when liabilities are settled at the regulated parallel market rate.  In addition, the Company participates in Venezuelan sovereign debt offerings from time to time as a means of converting bolivars to dollars.  The conversion of bolivars to dollars through Venezuelan sovereign debt offerings generates foreign currency transaction losses as the debt is purchased at the Non-Essential Rate and subsequently sold at a discount.  During the third quarter of 2010, the Company acquired $6,900 of Venezuelan sovereign debt at the Non-Essential Rate, which was immediately sold at a discount for $5,520.  The sale of the Venezuelan sovereign debt resulted in a loss of $1,380 recognized in “Selling, general and administrative expenses.”

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The devaluation of the bolivar and the change to the dollar as the functional currency for the nine months ended September 30, 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $5,755 due to the liquidation of inventory valued at the historical exchange rate.

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

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  In June 2009, the FASB issued ASC 810 (formerly Statement of Financial Accounting Standards (“SFAS”) 167, “Amendments to FASB Interpretation 46(R)”).  The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46(R) (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  ASC 810 was adopted by the Company on January 1, 2010 and did not have an impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.”  In June 2009, the FASB issued ASC 860, “Transfers and Servicing,” (formerly SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140”).  The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  ASU 2009-16 must be applied to transfers occurring on or after the effective date.  ASU 2009-16 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

New Accounting Standards to be Adopted:

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.”  This update provides amendments to the criteria in Subtopic ASC 605-25.  ASU 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement.  ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not expect adoption of this standard to have a significant impact on the Company’s financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 – ACQUISITIONS

On July 29, 2009, the Company completed the acquisition of 100% of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”), based in Jinzhou, China.  This transaction expanded the Company’s customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% ownership in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”).  Under the terms of the purchase agreement, the Company exchanged its 35% interest in Kuang Tai, which had an estimated fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close.  The fair value of the Company’s previous noncontrolling direct interest in Jin Tai was $8,675.

Jin Tai was included in the Company’s consolidated financial statements as of the date of acquisition.

On October 29, 2010, the Company acquired all of the stock outstanding of Mezhgosmetiz-Mtsensk OAO (“MGM”), a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,000 in cash and assumed debt.  This acquisition will provide the Company its first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and Commonwealth of Independent States welding markets.  Annual sales at the date of acquisition were approximately $30,000.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended September 30, 2010
Net sales to unaffiliated customers	$255,636	$85,892	$79,657	$34,065	$64,088	$-	$519,338
Inter-segment sales	28,291	3,242	4,224	662	1,518	(37,937)	-
Total	$283,927	$89,134	$83,881	$34,727	$65,606	$(37,937)	$519,338

EBIT, as adjusted	$43,187	$5,664	$(1,488)	$3,170	$4,119	$(3,680)	$50,972
Special items	-	(370)	101	(815)	-	-	(1,084)
EBIT	$43,187	$5,294	$(1,387)	$2,355	$4,119	$(3,680)	$49,888
Interest income							602
Interest expense							(1,671)
Income before income taxes							$48,819

Three months ended September 30, 2009
Net sales to unaffiliated customers	$213,132	$84,365	$62,204	$26,430	$55,671	$-	$441,802
Inter-segment sales	21,393	2,668	1,171	-	1,416	(26,648)	-
Total	$234,525	$87,033	$63,375	$26,430	$57,087	$(26,648)	$441,802

EBIT, as adjusted	$34,497	$2,504	$(2,883)	$4,518	$1,704	$424	$40,764
Special items	-	(6,338)	(8,606)	(164)	21	-	(15,087)
EBIT	$34,497	$(3,834)	$(11,489)	$4,354	$1,725	$424	$25,677
Interest income							716
Interest expense							(2,032)
Income before income taxes							$24,361

Nine months ended September 30, 2010
Net sales to unaffiliated customers	$740,780	$255,773	$233,965	$85,009	$190,353	$-	$1,505,880
Inter-segment sales	81,381	9,787	9,310	1,064	4,877	(106,419)	-
Total	$822,161	$265,560	$243,275	$86,073	$195,230	$(106,419)	$1,505,880

EBIT, as adjusted	$114,484	$14,721	$1,051	$5,506	$9,378	$(6,474)	$138,666
Special items	-	(2,079)	4,222	(3,123)	416	-	(564)
EBIT	$114,484	$12,642	$5,273	$2,383	$9,794	$(6,474)	$138,102
Interest income							1,781
Interest expense							(4,751)
Income before income taxes							$135,132

Total assets	$913,608	$389,893	$330,163	$96,847	$269,208	$(201,027)	$1,798,692

Nine months ended September 30, 2009
Net sales to unaffiliated customers	$639,973	$260,575	$133,144	$69,197	$163,947	$-	$1,266,836
Inter-segment sales	63,736	7,001	2,000	-	6,193	(78,930)	-
Total	$703,709	$267,576	$135,144	$69,197	$170,140	$(78,930)	$1,266,836

EBIT, as adjusted	$92,681	$(4,847)	$(16,079)	$7,094	$(37)	$(2,483)	$76,329
Special items	(10,191)	(3,325)	(7,130)	(528)	(4,678)	-	(25,852)
EBIT	$82,490	$(8,172)	$(23,209)	$6,566	$(4,715)	$(2,483)	$50,477
Interest income							2,780
Interest expense							(6,547)
Income before income taxes							$46,710

Total assets	$886,657	$392,791	$320,910	$80,036	$254,342	$(182,758)	$1,751,978

In the third quarter of 2010, special items include a rationalization charge of $370 for the Europe Welding segment primarily related to costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment includes a gain of $101 primarily related to the sale of assets at rationalized operations.  The South America Welding segment includes a

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

charge of $815 for the impact to the Company’s operations in Venezuela of the change in functional currency to the dollar and devaluation of the Venezuelan currency.

In the third quarter of 2009, special items include rationalization charges of $6,338 and $164 for the Europe Welding and South America Welding segments, respectively.  The Asia Pacific Welding segment includes a charge of $7,943 on the acquisition of Jin Tai included in Equity earnings (loss) in affiliates and $663 in rationalization charges.  The Harris Products Group segment includes a rationalization gain of $21.  Rationalization charges in all segments were primarily related to employee severance.

For the nine months ended September 30, 2010, special items include a rationalization charge of $2,079 for the Europe Welding segment primarily related to costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment includes a gain of $4,555 related to the sale of assets at rationalized operations and charges of $333 for costs associated with the consolidation of manufacturing operations.  The South America Welding segment includes a net charge of $3,123 for the impact to the Company’s operations in Venezuela of the change in functional currency to the dollar and devaluation of the Venezuelan currency.  The Harris Products Group segment includes a gain of $416 on the sale of a property of a rationalized operation.

For the nine months ended September 30, 2009, special items include rationalization charges of $10,191, $528 and $4,678 for the North America Welding, South America Welding and The Harris Products Group segments, respectively.  The Europe Welding segment includes a gain of $5,667 on the sale of a property included in Equity earnings (loss) in affiliates and $8,992 in rationalization charges.  The Asia Pacific Welding segment includes a gain of $2,144 on the settlement of a pension obligation, a charge of $7,943 on the acquisition of Jin Tai and related disposal of the Company’s 35% interest in Kuang Tai included in Equity earnings (loss) in affiliates and $1,331 in rationalization charges.  Rationalization charges in all segments were primarily related to employee severance.

NOTE 5 – RATIONALIZATION

The Company recognized rationalization gains of $2,559 during the nine months ended September 30, 2010 relating primarily to the sale of assets at rationalized operations.

During the third quarter of 2009, the Company initiated various rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments.  These actions impacted 81 employees in the Europe Welding segment, 193 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment and resulted in the recognition of rationalization charges of $8,333, primarily related to severance costs, and related asset impairment charges of $1,768 in 2009.

The Company recognized a net gain of $2,143 for the nine months ended September 30, 2010 related to these activities.  This amount includes a gain of $4,555 on the sale of property and other assets at rationalized operations in the Asia Pacific Welding segment.  The Company also recognized charges associated with the continuation of the consolidation of certain manufacturing operations of $1,652 and $333 in the Europe Welding and Asia Pacific Welding segments, respectively, and asset impairment charges of $427 in the Europe Welding segment.  At September 30, 2010, a liability relating to these actions of $497 was recognized in “Other current liabilities.”  The Company expects to recognize an additional $500 in costs associated with these actions which are expected to be substantially completed and paid by the end of 2010.

During the third quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing operation in The Harris Products Group segment for which rationalization charges of $6,684 were recognized for the year ended December 31, 2009.  The Company recognized a gain of $416 on the sale of a property of a rationalized operation in The Harris Products Group segment in the nine months ended September 30, 2010.  At September 30, 2010, a liability related to these actions of $1,070 was recognized in “Other current liabilities.”  The liability primarily relates to employee severance benefits expected to be substantially paid within the next 12 months.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table summarizes the activity related to the rationalization liabilities by segment:

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2009	$3,081	$831	$2,445	$6,357
Payments and other adjustments	(4,284)	(1,116)	(1,375)	(6,775)
Charged to expense	1,652	333	-	1,985
Balance at September 30, 2010	$449	$48	$1,070	$1,567

NOTE 6 – STOCK-BASED COMPENSATION

The Company issued 48,806 and 14,650 shares of common stock from treasury upon exercise of employee stock options during the nine months ended September 30, 2010 and 2009, respectively.  The Company granted 800 and 2,520 stock options and 4,972 and 1,065 restricted shares during the nine months ended September 30, 2010 and 2009, respectively.  The restricted shares granted during the nine months ended September 30, 2010 and 2009 were issued from treasury.

For the three months ended September 30, 2010 and 2009, common shares subject to equity-based awards of 695,401 and 657,810, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.  For the nine months ended September 30, 2010 and 2009, common shares subject to equity-based awards of 695,086 and 662,890, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 7 – COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 15 million shares of the Company’s common stock.  At management’s discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and nine month periods ended September 30, 2010, the Company purchased a total of 187,575 and 430,131 shares at an average cost per share of $53.50 and $53.38, respectively.  As of September 30, 2010, there remained 3,354,479 shares available for repurchase under the stock repurchase program.  The treasury shares have not been retired.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income including noncontrolling interests	$32,628	$12,887	$90,701	$24,855
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax	(1,015)	413	(185)	672
Defined benefit pension plan activity, net of tax	3,193	3,812	15,061	14,085
Currency translation adjustment	40,445	20,841	6,552	43,731
Total comprehensive income	75,251	37,953	112,129	83,343
Total comprehensive income (loss) attributable to noncontrolling interests	612	(125)	2,300	1,287
Total comprehensive income attributable to shareholders	$74,639	$38,078	$109,829	$82,056

For the three months ended September 30, 2010 and 2009, Unrealized (loss) gain on derivatives is shown above net of tax of ($93) and $865, respectively.  For the nine months ended September 30, 2010 and 2009, Unrealized (loss) gain on derivatives is shown net of tax of $285 and $1,092, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

For the three months ended September 30, 2010 and 2009, Defined benefit pension plan activity is shown above net of tax of $1,785 and $2,333, respectively.  For the nine months ended September 30, 2010 and 2009, Defined benefit pension plan activity is shown net of tax of $9,230 and $7,253, respectively.

NOTE 9 - EQUITY

Changes in equity for the nine months ended September 30, 2010 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$1,072,346	$13,329	$1,085,675
Comprehensive income:
Net income	88,741	1,960	90,701
Other comprehensive income	21,088	340	21,428
Total comprehensive income	109,829	2,300	112,129

Cash dividends declared - $0.84 per share	(35,639)	-	(35,639)
Issuance of shares under benefit plans	7,426	-	7,426
Purchase of shares for treasury	(22,960)	-	(22,960)
Balance at September 30, 2010	$1,131,002	$15,629	$1,146,631

Changes in equity for the nine months ended September 30, 2009 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$995,216	$14,757	$1,009,973
Comprehensive income:
Net income	24,231	624	24,855
Other comprehensive income	57,825	663	58,488
Total comprehensive income	82,056	1,287	83,343

Cash dividends declared - $0.81 per share	(34,443)	-	(34,443)
Issuance of shares under benefit plans	3,998	-	3,998
Purchase of shares for treasury	(343)	-	(343)
Acquisition of noncontrolling interests	55	(2,796)	(2,741)
Balance at September 30, 2009	$1,046,539	$13,248	$1,059,787

NOTE 10 – INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations, by necessity, are based on estimates of expected year-end inventory levels and costs and are subject to final year-end LIFO inventory calculations.  The excess of current cost over LIFO cost was $69,193 and $62,447 at September 30, 2010 and December 31, 2009, respectively.

NOTE 11 – ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

“Other current liabilities” at September 30, 2010 and 2009 include accruals for year-end bonuses and related payroll taxes of $56,872 and $33,499, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and is subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December resulting in an

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from September 30, 2009 to September 30, 2010 is due to the increase in profitability of the Company.

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $5,453 as of September 30, 2010 and $15,333 as of December 31, 2009.  The accrual is included in “Other current liabilities.”  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $2,194 as of September 30, 2010 and $11,235 as of December 31, 2009.  The asset is included in “Other current assets.”  The decrease in the accrual for contingent liabilities and related recoveries from insurance carriers is primarily due to the change in the Company’s assessment of the probability of loss for two product liability claims during the third quarter of 2010.  Damages previously awarded against the Company were vacated on appeal for one of the claims while a plaintiff verdict was reversed on appeal for the other claim.  The reversal of accruals for the aforementioned claims resulted in the recognition of a net credit of $2,144 in “Cost of goods sold.”

Based on the Company’s historical experience in litigating product liability claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate (exclusive of defense costs), will not have a material effect on the Company’s consolidated financial statements.

NOTE 13 – PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service.  Warranty services are provided for periods up to three years from the date of sale.  The accrual for product warranty claims is included in “Other current liabilities.”

The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$16,768	$13,736
Charged to expense	7,809	8,835
Deductions	(8,375)	(7,647)
Foreign currency translation	(205)	405
Balance at end of period	$15,997	$15,329

Warranty expense was 0.5% and 0.7% of sales for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 14 – DEBT

As of September 30, 2010, the Company was in compliance with its debt covenants.  The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of September 30, 2010.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $1,243 and $1,010 in the nine months ended September 30, 2010 and 2009, respectively, and is expected to reduce annual interest expense by $1,661 during 2010.  At

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

September 30, 2010, $2,407 remained to be amortized and is recognized in “Long-term debt, less current portion.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0% for the nine months ended September 30, 2010.

NOTE 15 – RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$3,847	$3,245	$11,530	$9,564
Interest cost	10,810	10,753	32,331	32,235
Expected return on plan assets	(12,620)	(10,972)	(37,758)	(32,802)
Amortization of prior service cost	(12)	(5)	(34)	(18)
Amortization of net loss	5,201	6,269	15,597	18,815
Settlement gain	-	-	-	(2,329)
Defined benefit plans	7,226	9,290	21,666	25,465
Multi-employer plans	235	397	764	1,011
Defined contribution plans	1,865	1,525	5,554	3,923
Total pension cost	$9,326	$11,212	$27,984	$30,399

The Company voluntarily contributed $31,500 to its defined benefit plans in the United States during the nine months ended September 30, 2010 and expects to contribute a total of $41,500 to its defined benefit plans in the United States during 2010.  The Company reinstated a Company match effective January 1, 2010 on eligible employee contributions to a defined contribution plan covering certain U.S.-based employees.

The expected return on plan assets increased in 2010 due to a higher balance in plan assets at December 31, 2009 than at December 31, 2008.  The amortization of net loss decreased due to a lower unrecognized loss at December 31, 2009 than at December 31, 2008.

NOTE 16 – INCOME TAXES

The Company recognized $44,431 of tax expense on pre-tax income of $135,132, resulting in an effective income tax rate of 32.9% for the nine months ended September 30, 2010.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The effective income tax rate of 46.8% for the nine months ended September 30, 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided.  The rate also included a benefit for the utilization of foreign tax credits.

The anticipated effective income tax rate for 2010 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of September 30, 2010, the Company had $42,212 of unrecognized tax benefits.  If recognized, approximately $26,699 would be recognized as a component of income tax expense.

The Company files income tax returns in the United States and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.  The Company anticipates no significant changes to its total unrecognized tax benefits through the end of the third quarter of 2011.  The Company is currently subject to an Internal Revenue Service audit for the 2005 through 2008 tax years and an Indonesian tax audit for 2003 through 2007.  The Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the nine months ended September 30, 2010 and 2009.

The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2010.  The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $30,902 and $3,570 at September 30, 2010 and December 31, 2009, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Fair Value Hedges

The Company had no fair value hedges outstanding at September 30, 2010 or December 31, 2009.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $237,905 and $102,410 at September 30, 2010 and December 31, 2009, respectively.  The fair value gains or losses from these contracts were recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company had short-term silver forward contracts with a notional amount of 390,000 troy ounces at September 30, 2010.  Realized and unrealized gains and losses on these contracts were recognized in earnings.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	September 30, 2010		December 31, 2009
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$324	$1,171	$63	$12

Not designated as hedging instruments:
Foreign exchange contracts	1,138	2,480	133	1,017
Commodity contracts	-	818	611	186
Total derivatives	$1,462	$4,469	$807	$1,215

The effects of designated fair value hedges and undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gains (losses)	2010	2009	2010	2009
Fair value hedges:
Interest rate swaps	Interest expense	$-	$-	$-	$181

Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	(5,366)	(2,210)	(1,518)	(5,980)
Commodity contracts	Cost of goods sold	(1,156)	607	(1,592)	3,241

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2010	December 31, 2009
Foreign exchange contracts	$(829)	$(5)
Commodity contracts	-	(639)

The Company expects a loss of $829 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2010	2009	2010	2009
Foreign exchange contracts	Sales	$44	$2	$60	$(151)
	Cost of goods sold	(23)	(922)	(111)	2,222
Commodity contracts	Cost of goods sold	(96)	(680)	(1,029)	(5,455)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 18 - FAIR VALUE

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

Level 3       Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities measured at fair value on a recurring basis:

Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,462	$-	$1,462	$-

Liabilities:
Foreign exchange contracts	$3,651	$-	$3,651	$-
Commodity contracts	818	-	818	-
Total liabilities	$4,469	$-	$4,469	$-

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the quarter ended September 30, 2010, there were no transfers between Levels 1, 2 or 3.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both September 30, 2010 and December 31, 2009.  The fair value of long-term debt at September 30, 2010 and December 31, 2009, including the current portion, was approximately $89,963 and $91,365, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $86,620 and $89,140, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

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

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010			2009			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$519,338	100.0%		$441,802	100.0%		$77,536	17.5%
Cost of goods sold	375,267	72.3%		316,671	71.7%		58,596	18.5%
Gross profit	144,071	27.7%		125,131	28.3%		18,940	15.1%
Selling, general & administrative expenses	95,612	18.4%		84,648	19.2%		10,964	13.0%
Rationalization charges	269	0.1%		7,144	1.6%		(6,875)	(96.2%	)
Operating income	48,190	9.3%		33,339	7.5%		14,851	44.5%
Interest income	602	0.1%		716	0.2%		(114)	(15.9%	)
Equity earnings (loss) in affiliates	1,070	0.2%		(8,692)	(2.0%	)	9,762	(112.3%	)
Other income	628	0.1%		1,030	0.2%		(402)	(39.0%	)
Interest expense	(1,671)	(0.3%	)	(2,032)	(0.5%	)	361	17.8%
Income before income taxes	48,819	9.4%		24,361	5.5%		24,458	100.4%
Income taxes	16,191	3.1%		11,474	2.6%		4,717	41.1%
Net income including noncontrolling interests	32,628	6.3%		12,887	2.9%		19,741	153.2%
Noncontrolling interests in subsidiaries’ earnings	155	-		130	-		25	19.2%
Net income	$32,473	6.3%		$12,757	2.9%		$19,716	154.6%

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended September 30, 2010:

		Change in Net Sales due to:
	Net Sales 2009	Volume	Acquisitions	Price	Foreign Exchange		Net Sales 2010
Operating Segments
North America Welding	$213,132	$37,360	$-	$3,351	$1,793		$255,636
Europe Welding	84,365	9,515	-	28	(8,016)		85,892
Asia Pacific Welding	62,204	5,022	12,338	(1,598)	1,691		79,657
South America Welding	26,430	11,996	-	5,539	(9,900)		34,065
The Harris Products Group	55,671	3,180	-	5,384	(147)		64,088
Consolidated	$441,802	$67,073	$12,338	$12,704	$(14,579)		$519,338

% Change
North America Welding		17.5%	-	1.6%	0.8%		19.9%
Europe Welding		11.3%	-	-	(9.5%	)	1.8%
Asia Pacific Welding		8.1%	19.8%	(2.6% )	2.7%		28.1%
South America Welding		45.4%	-	21.0%	(37.5%	)	28.9%
The Harris Products Group		5.7%	-	9.7%	(0.3%	)	15.1%
Consolidated		15.2%	2.8%	2.9%	(3.3%	)	17.5%

Net sales volumes for the third quarter of 2010 increased for all operating segments as a result of higher demand levels associated with the improved global economy.  Increased sales volumes in the South America Welding segment also reflect market share expansion.  Product pricing increased in the North America Welding segment from prior year levels due to the realization of price increases implemented in the U.S. market in the second quarter of 2010 in response to increases in raw materials costs.  Product pricing increased in the South America Welding segment primarily due to high inflation in Venezuela.  Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.  Product pricing decreased from prior year levels due to changes in pricing required to remain competitive in the Asia Pacific Welding segment.  The increase in Net sales from acquisitions is due to the acquisition of Jinzhou Jin Tai Welding and Metal Co., Ltd. (“Jin Tai”) in July 2009 (see the “Acquisitions” section below for additional information regarding the acquisition of Jin Tai).

With respect to changes in Net sales due to foreign exchange, the North America Welding segment increased primarily due to a stronger Canadian dollar during the period.  The Europe Welding segment decreased primarily due to a weaker euro and pound sterling during the period.  The Asia Pacific Welding segment increased primarily due to a stronger Australian dollar and Chinese renminbi during the period.  The South America Welding segment decreased primarily due to the devaluation of the Venezuelan bolivar fuerte (“bolivar”) offset by a stronger Brazilian real during the period.  The Harris Products Group segment decreased primarily due to a weaker euro and weaker Polish zloty offset by a stronger Brazilian real during the period.

Gross Profit:  Gross profit increased 15.1% to $144,071 for the third quarter of 2010 compared with $125,131 in the third quarter of 2009.  As a percentage of Net sales, Gross profit decreased to 27.7% in the third quarter of 2010 from 28.3% in the third quarter of 2009.  The decrease was primarily a result of an increase in the LIFO reserve of $1,419 compared with a decrease of $7,650 in the prior year and lower selling prices and higher input costs in China partially offset by higher sales volumes, cost reduction initiatives and lower product liability costs of $2,823.  The reduction in product liability costs includes a net credit of $2,144 due to the reversal of accruals for two claims against the Company.  See Note 12 – Contingencies for additional information regarding the Company’s accruals for contingent liabilities.  In addition, the South America Welding segment experienced higher inventory costs of $815 resulting from the change in Venezuela’s functional currency to the dollar and the devaluation of the bolivar.  Foreign currency exchange rates had a $743 unfavorable translation impact in the third quarter of 2010.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher than prior year by $10,964, or 13.0%, in the third quarter of 2010 compared with the third quarter of 2009.  As a percentage of Net sales, SG&A expenses were 18.4% in 2010 and 19.2% in 2009.  The increase in expenses was primarily due to higher bonus expense of $4,001, increased selling, administrative and research and development expense of $3,888 and higher foreign currency transaction losses of $3,265, partially offset by a decrease in U.S. retirement costs of $607 and a favorable impact of foreign currency translation of $638.

Rationalization Charges:  In the third quarter of 2010, the Company recognized $269 ($265 after-tax) in charges primarily related to rationalization actions initiated in 2009.  A charge of $487 ($461 after-tax) was recognized on the continuation of activities to consolidate certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments offset by a gain on the disposal of assets of $218 ($196 after-tax) recognized in the Asia Pacific Welding segment.

Interest Income:  Interest income decreased to $602 in the third quarter of 2010 from $716 in the third quarter of 2009.  The decrease was due to lower interest rates on Cash and cash equivalents in 2010 when compared with 2009.

Equity Earnings (Loss) in Affiliates:  Equity earnings in affiliates was $1,070 in the third quarter of 2010 compared with a loss of $8,692 in the third quarter of 2009.  Equity loss in the third quarter of 2009 included a loss of $7,943 associated with the acquisition of Jin Tai and related disposal of the Company’s 35% interest in Taiwan-based Kuang Tai Metal Industrial Co., Ltd. (“Kuang Tai”).

Interest Expense:  Interest expense decreased to $1,671 in the third quarter of 2010 from $2,032 in the third quarter of 2009 primarily as a result of the translation impact of the Venezuelan currency which resulted in lower interest expense from the Company’s Venezuelan operation.

Income Taxes:  The Company recognized $16,191 of tax expense on pre-tax income of $48,819, resulting in an effective income tax rate of 33.2% for the three months ended September 30, 2010.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized offset by losses with no tax benefit at certain non-U.S. entities.

The effective income tax rate of 47.1% for the three months ended September 30, 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided and a benefit for the utilization of foreign tax credits.

Net Income:  Net income for the third quarter of 2010 was $32,473 compared with Net income of $12,757 in the third quarter of 2009.  Diluted earnings per share for the third quarter of 2010 was $0.76 compared with $0.30 in the third quarter of 2009.  Foreign currency exchange rate movements had a favorable translation effect of $1,269 on Net income for the third quarter of 2010.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010			2009			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$1,505,880	100.0%		$1,266,836	100.0%		$239,044	18.9%
Cost of goods sold	1,089,893	72.4%		945,066	74.6%		144,827	15.3%
Gross profit	415,987	27.6%		321,770	25.4%		94,217	29.3%
Selling, general & administrative expenses	284,452	18.9%		241,791	19.1%		42,661	17.6%
Rationalization (gains) charges	(2,559)	(0.2%	)	25,720	2.0%		(28,279)	(109.9%	)
Operating income	134,094	8.9%		54,259	4.3%		79,835	147.1%
Interest income	1,781	0.1%		2,780	0.2%		(999)	(35.9%	)
Equity earnings (loss) in affiliates	2,684	0.2%		(6,123)	(0.5%	)	8,807	(143.8%	)
Other income	1,324	0.1%		2,341	0.2%		(1,017)	(43.4%	)
Interest expense	(4,751)	(0.3%	)	(6,547)	(0.5%	)	1,796	27.4%
Income before income taxes	135,132	9.0%		46,710	3.7%		88,422	189.3%
Income taxes	44,431	3.0%		21,855	1.7%		22,576	103.3%
Net income including noncontrolling interests	90,701	6.0%		24,855	2.0%		65,846	264.9%
Noncontrolling interests in subsidiaries’ earnings	1,960	0.1%		624	-		1,336	214.1%
Net income	$88,741	5.9%		$24,231	1.9%		$64,510	266.2%

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the nine months ended September 30, 2010:

		Change in Net Sales due to:
	Net Sales 2009	Volume	Acquisitions	Price		Foreign Exchange		Net Sales 2010
Operating Segments
North America Welding	$639,973	$100,131	$-	$(9,460)		$10,136		$740,780
Europe Welding	260,575	11,610	-	(10,697)		(5,715)		255,773
Asia Pacific Welding	133,144	11,236	86,235	(5,973)		9,323		233,965
South America Welding	69,197	24,552	-	11,719		(20,459)		85,009
The Harris Products Group	163,947	10,978	-	12,445		2,983		190,353
Consolidated	$1,266,836	$158,507	$86,235	$(1,966)		$(3,732)		$1,505,880

% Change
North America Welding		15.6%	-	(1.5%	)	1.6%		15.8%
Europe Welding		4.5%	-	(4.1%	)	(2.2%	)	(1.8%	)
Asia Pacific Welding		8.4%	64.8%	(4.5%	)	7.0%		75.7%
South America Welding		35.5%	-	16.9%		(29.6%	)	22.9%
The Harris Products Group		6.7%	-	7.6%		1.8%		16.1%
Consolidated		12.5%	6.8%	(0.2%	)	(0.3%	)	18.9%

Net sales volumes for the nine months ended September 30, 2010 increased for all operating segments as a result of higher demand levels associated with the improved global economy.  Increased sales volumes in the South America Welding segment also reflect market share expansion.  Product pricing increased in the South America Welding segment primarily due to high inflation in Venezuela.  Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.  Product pricing decreased from prior year levels due to changes in pricing required to remain competitive as a result of lower materials costs in the North America Welding, Europe Welding and Asia Pacific Welding segments.  The increase in Net sales from acquisitions is due to the acquisition of Jin Tai in July 2009 (see the “Acquisitions” section below for additional information regarding the acquisition of Jin Tai).

With respect to changes in Net sales due to foreign exchange, the North America Welding segment increased primarily due to a stronger Canadian dollar and Mexican peso during the period.  The Europe Welding segment decreased primarily due to a weaker euro offset by a stronger Polish zloty during the period.  The Asia Pacific Welding segment increased primarily due to a stronger Australian dollar and Indonesian rupiah during the period.  The South America Welding segment decreased primarily due to the devaluation of the Venezuelan bolivar offset by a stronger Brazilian real and Colombian peso during the period.  The Harris Products Group segment increased primarily due to a stronger Brazilian real during the period.

Gross Profit:  Gross profit increased 29.3% to $415,987 for the nine months ended September 30, 2010 compared with $321,770 in the comparable prior year period.  As a percentage of Net sales, Gross profit increased to 27.6% in the nine months ended September 30, 2010 from 25.4% in the comparable prior year period.  The increase was primarily a result of higher sales and production volumes, cost reduction initiatives and lower product liability costs of $2,120 partially offset by an increase to the LIFO reserve of $6,746 compared with a decrease of $13,595 in the comparable period.  The reduction in product liability costs includes a net credit of $2,144 due to the reversal of accruals for two claims against the Company.  See Note 12 – Contingencies for additional information regarding the Company’s accruals for contingent liabilities.  In addition, the South American Welding segment experienced higher inventory costs of $5,755 resulting from the change in Venezuela’s functional currency to the dollar and the devaluation of the bolivar.  The Europe Welding segment’s margin in the prior year was negatively impacted by higher cost inventories.  Foreign currency exchange rates had a $4,385 favorable translation impact in the nine months ended September 30, 2010.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses increased by $42,661, or 17.6%, in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.  As a percentage of Net sales, SG&A expenses were 18.9% in 2010 and 19.1% in 2009.  The increase in expenses was primarily due to higher bonus expense of $22,921, higher legal expenses of $8,356, incremental SG&A from acquisitions of $4,088, higher selling, administrative and research and development expenses of $3,824 and the unfavorable translation impact of foreign currency exchange rates of $3,740 partially offset by a gain of $2,632 due to the change in functional currency for the Company’s operation in Venezuela and the devaluation of the bolivar.  Also, the prior year period included a gain of $2,144 on the settlement of a pension obligation.

Rationalization (Gains) Charges:  In the nine months ended September 30, 2010, the Company recognized $2,559 ($2,896 after-tax) in gains primarily related to the sale of assets at rationalized operations.  Gains on the sale of assets of $4,555 ($4,596 after-tax) and $416 ($416 after-tax) were recognized in the Asia Pacific Welding and The Harris Products Group segments, respectively.  Also, charges of $2,412 ($2,116 after-tax) were recognized on the continuation of activities initiated in 2009 to consolidate certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments.

Interest Income:  Interest income decreased to $1,781 in the nine months ended September 30, 2010 from $2,780 in the comparable period of 2009.  The decrease was due to lower interest rates on Cash and cash equivalents in 2010 when compared with 2009.

Equity Earnings (Loss) in Affiliates:  Equity earnings in affiliates were $2,684 in the nine months ended September 30, 2010 compared with loss of $6,123 in the comparable period of 2009.  Equity loss in the prior year period included a gain of $5,667 on the sale of a property at the Company’s joint venture in Turkey and a loss of $7,943 associated with the acquisition of Jin Tai and related disposal of the Company’s 35% interest in Kuang Tai.

Interest Expense:  Interest expense decreased to $4,751 in the nine months ended September 30, 2010 from $6,547 in the comparable period of 2009 primarily as a result of the translation impact of the devaluation of the Venezuelan currency that resulted in lower interest expense from the Company’s Venezuelan operation and a decrease in average debt levels.

Income Taxes:  The Company recognized $44,431 of tax expense on pre-tax income of $135,132, resulting in an effective income tax rate of 32.9% for the nine months ended September 30, 2010.  Tax expense includes a net impact of $437 related to the change in the functional currency for the Company’s operation in Venezuela and the devaluation of the bolivar.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The effective income tax rate of 46.8% for the nine months ended September 30, 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided.  The rate also included a benefit for the utilization of foreign tax credits.

Net Income:  Net income for the nine months ended September 30, 2010 was $88,741 compared with $24,231 in the nine months ended September 30, 2009.  Diluted earnings per share for the nine months ended September 30, 2010 was $2.08 compared with diluted earnings per share of $0.57 in the nine months ended September 30, 2009.  Foreign currency exchange rate movements had a favorable translation effect of $471 on Net income for the nine months ended September 30, 2010.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income as reported	$48,190	$33,339	$134,094	$54,259
Special items (pre-tax):
Rationalization charges (gains)	269	7,144	(2,559)	25,720
Venezuela - functional currency change and devaluation	815	-	3,123	-
Pension settlement gain	-	-	-	(2,144)
Adjusted operating income	$49,274	$40,483	$134,658	$77,835

Special items included in Operating income during the third quarter of 2010 include rationalization charges of $269 primarily related to costs associated with the consolidation of manufacturing operations initiated in 2009 offset by gains on the disposal of assets at rationalized operations and a charge of $815 in Cost of goods sold related to the change in functional currency for the Company’s operation in Venezuela to the dollar and the devaluation of the Venezuelan currency.  Special items included in Operating income during the nine months ended September 30, 2010 include a rationalization gain of $2,559 primarily related to the disposal of assets at rationalized operations offset by costs associated with the consolidation of manufacturing operations initiated in 2009 and a net charge of $3,123 related to the change in the functional currency for the Company’s operation in Venezuela to the dollar and the devaluation of the Venezuelan currency.  The net charge of $3,123 includes an incremental inventory cost of $5,755 included in Cost of goods sold and a foreign currency transaction gain of $2,632 included in SG&A expenses.

Special items included in Operating income during 2009 include rationalization charges of $7,144 and $25,720 for the three and nine months ended September 30, 2009, respectively, primarily related to employee severance.  Special items also include a gain of $2,144 during the nine months ended September 30, 2009 for the settlement of a pension obligation.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income as reported	$32,473	$12,757	$88,741	$24,231
Special items (after-tax):
Rationalization charges (gains)	265	6,340	(2,896)	20,407
Venezuela - functional currency change and devaluation	815	-	3,560	-
Pension settlement gain	-	-	-	(2,144)
Gain on sale of property of equity investment	-	-	-	(5,667)
Loss on disposal of equity investment	-	7,943	-	7,943
Noncontrolling interests	44	-	1,890	601
Adjusted net income	$33,597	$27,040	$91,295	$45,371

Diluted earnings per share as reported	$0.76	$0.30	$2.08	$0.57
Special items	0.03	0.33	0.06	0.50
Adjusted diluted earnings per share	$0.79	$0.63	$2.14	$1.07

Special items included in Net income during 2010 include rationalization charges of $265 and gains of $2,896 for the three and nine months ended September 30, 2010, respectively, primarily related to costs associated with the consolidation of manufacturing operations initiated in 2009 offset by gains on the disposal of assets at rationalized operations.  Special items for 2010 also include net charges of $815 and $3,560 for the three and nine months ended September 30, 2010, respectively, related to the change in the functional currency for the Company’s operation in Venezuela to the dollar and the devaluation of the Venezuelan currency.  In addition, special items include charges of $44 and $1,890 in Noncontrolling interests for the three and nine months ended September 30, 2010, respectively, associated with gains recognized on the disposal of assets for a majority-owned consolidated subsidiary.

Special items included in Net income during the three and nine months ended September 30, 2009 include rationalization charges of $6,340 and $20,407, respectively, primarily related to employee severance.  Special items also include gains of $2,144 and $5,667 during the nine months ended September 30, 2009 for the settlement of a pension obligation and the sale of a property of an equity investment, respectively.  The three and nine months ended September 30, 2009 include a loss of $7,943 associated with the acquisition of Jin Tai and related disposal of Kuang Tai.  In addition, special items include a charge of $601 in Noncontrolling interests for the nine months ended September 30, 2009 associated with a pension settlement gain for a majority-owned consolidated subsidiary.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2010	2009	Change
Cash provided by operating activities	$103,714	$231,313	$(127,599)
Cash used by investing activities	(34,644)	(43,693)	9,049
Capital expenditures	(43,208)	(26,285)	(16,923)
Acquisition of businesses, net of cash acquired	(1,182)	(17,558)	16,376
Proceeds from sale of property, plant and equipment	9,746	638	9,108
Cash used by financing activities	(74,361)	(71,632)	(2,729)
Payments on short-term borrowings, net	(16,629)	(6,900)	(9,729)
Payments on long-term borrowings, net	(976)	(30,452)	29,476
Purchase of shares for treasury	(22,960)	(343)	(22,617)
Cash dividends paid to shareholders	(35,584)	(34,347)	(1,237)
(Decrease) increase in Cash and cash equivalents	(5,599)	121,635

Cash and cash equivalents decreased 1.4% or $5,599 during the nine months ended September 30, 2010 to $382,537 from $388,136 as of December 31, 2009.  This compares to an increase of 42.8% or $121,635 to $405,967 during the nine months ended September 30, 2009.

Cash provided by operating activities decreased by $127,599 for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.  The decrease was primarily related to an increase in net operating working capital, defined as the sum of Accounts receivable and Total inventory less Trade accounts payable, of $51,494 in the nine months ended September 30, 2010 compared with a decrease in net operating working capital of $147,070 in the nine months ended September 30, 2009.  This decrease was partially offset by higher earnings in 2010.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, was 23.2% at both September 30, 2010 and December 31, 2009, compared with 24.8% at September 30, 2009.  Days sales in inventory increased to 107.7 days at September 30, 2010 from 100.8 days at December 31, 2009 and decreased from 117.2 days at September 30, 2009.  Accounts receivable days increased to 59.3 days at September 30, 2010 from 56.9 days at December 31, 2009 and decreased from 60.0 days at September 30, 2009.  Average days in accounts payable increased to 41.2 days at September 30, 2010 from 30.0 days at December 31, 2009 and 36.0 days at September 30, 2009.

Cash used by investing activities for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 decreased by $9,049.  This reflects an increase in capital expenditures of $16,923 to $43,208 from $26,285 in the nine months ended September 30, 2009, a decrease in cash used in the acquisition of businesses of $16,376 and an increase in the proceeds from the sale of property, plant and equipment of $9,108 primarily due to the sale of assets at rationalized operations.  The Company anticipates capital expenditures in 2010 in the range of $50,000 to $55,000.  Anticipated capital expenditures reflect investments to improve operational effectiveness and the Company’s continuing international expansion.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities increased by $2,729 to $74,361 in the nine months ended September 30, 2010 compared with the comparable period of 2009.  The increase was primarily due to higher purchases of common shares for treasury of $22,617 and increased payments of short-term borrowings of $9,729 compared with the prior year comparable period, offset by the repayment of the Company’s $30,000 Series B Senior Unsecured Note on maturity in 2009.

The Company’s debt levels decreased from $123,717 at December 31, 2009 to $100,273 at September 30, 2010 primarily due to net reductions in short-term borrowings at certain foreign subsidiaries and the translation impact on the local-currency denominated debt in Venezuela.  Debt to total invested capital decreased to 8.0% at September 30, 2010 from 10.2% at December 31, 2009.

In October 2010, the Company paid a cash dividend of $0.28 per share, or $11,780, to shareholders of record on September 30, 2010.

Venezuela – Foreign Currency

Effective January 1, 2010, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar).  A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of the Venezuelan currency (the “bolivar”) for dollars at the official (government established) exchange rates.  An unregulated parallel market that existed for exchanging bolivars for dollars through securities transactions was shut down by the Venezuelan government on May 17, 2010 and subsequently reopened as a regulated market on June 9, 2010.  The governmental regulations include restrictions on trading volume.

The official exchange rate in Venezuela had been fixed at 2.15 bolivars to 1 dollar for several years.  On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the dollar.  The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”).  In remeasuring the financial statements the Non-Essential Rate is used as this is the rate expected to be applicable to dividend repatriations.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent.  The Venezuelan three-year cumulative inflation rate exceeded 100 percent during the fourth quarter of 2009.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than “Accumulated other comprehensive loss” on the balance sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  At September 30, 2010, the net bolivar-denominated monetary liability position was $6,400.  Also, foreign currency transaction gains are generated when liabilities are settled at the Essential Rate and foreign currency transaction losses are generated when liabilities are settled at the regulated parallel market rate.  In addition, the Company participates in Venezuelan sovereign debt offerings from time to time as a means of converting bolivars to dollars.  The conversion of bolivars to dollars through Venezuelan sovereign debt offerings generates foreign currency transaction losses as the debt is purchased at the Non-Essential Rate and subsequently sold at a discount.  During the third quarter of 2010, the Company acquired $6,900 of Venezuelan sovereign debt at the Non-Essential Rate, which was immediately sold at a discount for $5,520.  The sale of the Venezuelan sovereign debt resulted in a loss of $1,380 recognized in “Selling, general and administrative expenses.”

The devaluation of the bolivar and the change to the dollar as the functional currency for the nine months ended September 30, 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $5,755 due to the liquidation of inventory valued at the historical exchange rate.

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

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% ownership in Kuang Tai.  Under the terms of the purchase agreement, the Company exchanged its 35% interest in Kuang Tai, which had an estimated fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close.  The fair value of the Company’s previous noncontrolling direct interest in Jin Tai was $8,675.

Jin Tai was included in the Company’s consolidated financial statements as of the date of acquisition.

On October 29, 2010, the Company acquired all of the stock outstanding of Mezhgosmetiz-Mtsensk OAO (“MGM”), a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,000 in cash and assumed debt.  This acquisition will provide the Company its first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and Commonwealth of Independent States welding markets.  Annual sales at the date of acquisition were approximately $30,000.

Rationalization

The Company recognized rationalization gains of $2,559 during the nine months ended September 30, 2010 relating primarily to the sale of assets at rationalized operations.

During the third quarter of 2009, the Company initiated various rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments.  These actions impacted 81 employees in the Europe Welding segment, 193 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment and resulted in the recognition of rationalization charges of $8,333, primarily related to severance costs, and related asset impairment charges of $1,768 in 2009.

The Company recognized a net gain of $2,143 for the nine months ended September 30, 2010 related to these activities.  This amount includes a gain of $4,555 on the sale of property and other assets at rationalized operations in the Asia Pacific Welding segment.  The Company also recognized charges associated with the continuation of the consolidation of certain manufacturing operations of $1,652 and $333 in the Europe Welding and Asia Pacific Welding segments, respectively, and asset impairment charges of $427 in the Europe Welding segment.  At September 30, 2010, a liability relating to these actions of $497 was recognized in “Other current liabilities.”  The Company expects to recognize an additional $500 in costs associated with these actions which are expected to be substantially completed and paid by the end of 2010.

During the third quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing operation in The Harris Products Group segment for which rationalization charges of $6,684 were recognized for the year ended December 31, 2009.  The Company recognized a gain of $416 on the sale of a property of a rationalized operation in The Harris Products Group segment in the nine months ended September 30, 2010.  At September 30, 2010, a liability related to these actions of $1,070 was recognized in “Other current liabilities.”  The liability primarily relates to employee severance benefits expected to be substantially paid within the next 12 months.

Debt

As of September 30, 2010, the Company was in compliance with its debt covenants.  The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of September 30, 2010.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $1,243 and $1,010 in the nine months ended September 30, 2010 and 2009, respectively, and is expected to reduce annual interest expense by $1,661 during 2010.  At September 30, 2010, $2,407 remained to be amortized and is recognized in “Long-term debt, less current portion.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0% for the nine months ended September 30, 2010.

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

At September 30, 2010, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,842 plaintiffs, which is a net increase of 52 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.  Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 38,952 of those claims were dismissed, 17 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being or will be appealed), one was resolved by agreement for an immaterial amount and 570 were decided in favor of the Company following summary judgment motions.

At September 30, 2010, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 2,175 plaintiffs, which is a net decrease of 58 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  At September 30, 2010, cases involving 1,079 claimants were filed in or transferred to federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 14,660 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company (one of which is being appealed) and five were tried to plaintiff verdicts (two of which were reversed on appeal and two of which are being or will be appealed).  In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion.  On August 26, 2010, the United States Court of Appeals for the Fifth Circuit vacated the compensatory and punitive damages awards (and related attorney fees) in one such case, the Company’s share of which was $2,200,000.  On September 8, 2010, the United States Court of Appeals for the Sixth Circuit reversed a plaintiff’s verdict in another such case, remanding it for a new trial, vacating a compensatory damages award against the Company of $10,250,000.  On October 21, 2010, a jury returned a defense verdict in one such case against the Company in the United States District Court for the Northern District of Ohio.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common stock during the third quarter of 2010 were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2010	-	$-	-	3,542,054
August 1 - 31, 2010	187,575	53.50	187,575	3,354,479
September 1 - 30, 2010	-	-	-	3,354,479

(1)       In October 2003, the Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock.  Total shares purchased through the share repurchase programs were 11,645,521 shares at a cost of $297,492,000 for a weighted average cost of $25.55 per share through September 30, 2010.

ITEM 6.  EXHIBITS

(a) Exhibits

10.1	Form of Restricted Shares Agreement for Non-Employee Directors

10.2	Form of Restricted Shares Agreement for Executive Officers

10.3	Form of Stock Option Agreement for Non-Employee Directors

10.4	Form of Stock Option Agreement for Executive Officers

31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) and Senior Vice       President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
November 5, 2010