Form 10-K
period 2010-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2011-02-28
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1860551 (I.R.S. Employer Identification No.)
22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

(216) 481-8100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the common shares held by non-affiliates as of June 30, 2010 was $2,016,760,202 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant's common shares as of December 31, 2010 was 42,120,800.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed on or about March 18, 2011 with respect to the registrant's 2011 Annual Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

General

As used in this report, the term "Company," except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. During 1998, The Lincoln Electric Company reorganized into a holding company structure, and Lincoln Electric Holdings, Inc. became the publicly-held parent of Lincoln Electric subsidiaries worldwide, including The Lincoln Electric Company.

The Company is one of only a few worldwide broad-line manufacturers of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's product offering also includes regulators and torches used in oxy-fuel welding and cutting. In addition, the Company has a leading global position in the brazing and soldering alloys market.

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

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Russia, Turkey, United Kingdom and Venezuela. Nearly all of the above facilities are ISO 9001 certified.

The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The other three welding segments include welding operations in Europe, Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 3 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.

Customers

The Company's products are sold in both domestic and international markets. In North America, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of North America, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors and product users.

The Company's major end-user markets include:

  •
  general metal fabrication,
  •
  power generation and process industry,
  •
  structural steel construction (buildings and bridges),
  •
  heavy equipment fabrication (farming, mining and rail),
  •
  shipbuilding,
  •
  automotive,
  •
  pipe mills and pipelines, and
  •
  offshore oil and gas exploration and extraction.

The Company is not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on its business. The Company's operating results are sensitive to changes in general economic conditions. The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is very cyclical in nature. Overall demand for arc welding and cutting products is largely determined by economic cycles and the level of capital spending in manufacturing and other industrial sectors. The Company experiences some variability in reported period-to-period results as demand for the Company's products are mildly seasonal with generally higher demand in the second and third quarters.

Competition

Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world's largest manufacturer of consumables and equipment with relatively few major broad-line competitors worldwide, but numerous smaller competitors in specific geographic markets. The Company continues to pursue strategies to heighten its competitiveness in domestic and international markets, which includes positioning low cost manufacturing facilities in most geographical markets. Competition in the arc welding and cutting industry is on the basis of brand preference, product quality, price, performance, warranty, delivery, service and technical support. The Company believes its performance against these factors has contributed to the Company's position as the leader in the industry.

Most of the Company's products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the marketplace because of its highly trained technical sales force and the support of its welding research and development staff to assist consumers in optimizing their welding applications. This allows the Company to introduce its products to new users and to establish and maintain close relationships with its consumers. This close relationship between the technical sales force and the direct consumers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company's products, is an important element of the Company's market success and a valuable asset of the Company.

Raw Materials

The principal raw materials essential to the Company's business are steel, electronic components, engines, brass, copper, silver, aluminum alloys and various chemicals, all of which are normally available for purchase in the open market.

Patents and Trademarks

The Company holds many valuable patents, primarily in arc welding, and has increased the application process as research and development has progressed in both the United States and major international jurisdictions. The Company believes its trademarks are an important asset and aggressively pursues brand management.

Environmental Regulations

The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is working to gain certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at nearly all facilities worldwide.

International Operations

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations.

Research and Development

Research activities, which the Company believes provide a competitive advantage, relate to the development of new products and the improvement of existing products. Research activities are Company-sponsored. Refer to Note 1 to the consolidated financial statements with respect to total costs of research and development, which is incorporated herein by reference.

Employees

The number of persons employed by the Company worldwide at December 31, 2010 was 9,472. See Item 10 of Part III for information regarding the Company's executive officers, which is incorporated herein by reference.

Website Access

The Company's website, www.lincolnelectric.com, is used as a channel for routine distribution of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company's website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

ITEM 1A. RISK FACTORS

From time to time, information we provide, statements by our employees or information included in our filings with the SEC may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those risks described below. Any forward-looking statements made in this report or otherwise speak only as of the date of the statement, and, except as required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have a material impact on our business, financial condition, operating results and cash flows.

Our Enterprise Risk Management ("ERM") process seeks to identify and address significant risks. Our ERM process is a company-wide initiative that is designed with the intent of prioritizing risks and assigning appropriate consideration for such risks. We use the integrated risk framework of the Committee of Sponsoring Organizations to assess, manage and monitor risks.

Management has identified and prioritized critical risks based on the severity and likelihood of each risk and assigned an executive to address each major identified risk area and lead action plans to monitor and mitigate risks, where possible. Our Board of Directors provides oversight of the ERM process and systematically reviews identified critical risks. The Audit Committee also reviews major financial risk exposures and the steps management has taken to monitor and control them.

Our goal is to proactively manage risks in a structured approach and in conjunction with strategic planning, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results.

The risk factors and uncertainties described below together with information incorporated by reference or otherwise included elsewhere in this Annual Report on Form 10-K should be carefully considered. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

General economic and market conditions may adversely affect the Company's financial condition, results of operations and access to capital markets.

The Company's operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, trade barriers in the world markets and changes in tax laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for the Company's products, thereby impacting our results of operations, financial condition and access to capital markets.

Availability of and volatility in energy costs or raw material prices may adversely affect our performance.

In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors' production costs, anticipated or perceived shortages and other factors. The price of steel used to manufacture our products has experienced periods of significant price volatility and has been subject to periodic shortages due to global economic factors. We have also experienced substantial volatility in prices for other raw materials, including metals, chemicals and energy costs.

Increases in the cost of raw materials and components may adversely affect our profitability if we are unable to pass along to our customers these cost increases in the form of price increases or otherwise reduce our cost of goods sold. Although most of the raw materials and components used in our products are commercially available from a number of sources and in adequate supply, any disruption in the availability of such raw materials and components, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with or the financial viability of our suppliers could adversely affect our business.

We are a co-defendant in litigation alleging manganese induced illness and litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.

At December 31, 2010, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 1,975 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,865 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 14,859 of those claims were dismissed, 23 were tried to defense verdicts in favor of us and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which has post-trial motions pending). In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 38,968 of those claims were dismissed, 17 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 573 were decided in favor of the Company following summary judgment motions.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sale and application of our products and the products of third-party suppliers that we utilize or resell. Our products are used in a variety of applications, including infrastructure projects such as oil and gas pipelines and platforms, buildings, bridges and power generation facilities, the manufacture of transportation and heavy equipment and machinery, and various other construction projects. We face risk of exposure to product liability claims in the event that accidents or failures on these projects result, or are alleged to result, in bodily injury or property damage. Further, our products are designed for use in specific applications, and if a product is used inappropriately, personal injury or property damage may result.

The occurrence of defects in or failures of our products, or the misuse of our products in specific applications, could cause termination of customer contracts, increased costs and losses to us, our customers and other end users. We cannot be assured that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend those claims. Further, we cannot be assured that our product liability insurance coverage will be adequate for any liabilities that we may ultimately incur or that product liability insurance will continue to be available on terms acceptable to us.

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

Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. For example, we have completed and continue to pursue acquisitions in emerging markets including, but not limited to Brazil, Russia, India and China in order to strategically position resources to increase our presence in growing markets. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may expose us to unexpected liabilities and involve the expenditure of significant funds and management time. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize the expected benefits from any completed acquisition.

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

Our continued success depends, in part, on our ability to continue to meet our customers' needs for welding and cutting products through the introduction of innovative new products and the enhancement of existing product design and performance characteristics. We must remain committed to product research and development and customer service in order to remain competitive. We cannot be assured that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to our operating results, or that we will be able to continue our product development efforts at a pace to sustain future growth. Further, we may lose customers to our competitors if they demonstrate product design, development or manufacturing capabilities superior to ours.

The competitive pressures we face could harm our revenue, gross margins and prospects.

We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. We have recently initiated, and may in the future initiate significant rationalization activities to align our business to current market conditions. Such rationalization activities could fail to deliver the desired competitive cost structure and could result in disruptions in customer service. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our operations, results and prospects could suffer.

Further, in the past decade, the arc welding industry in the United States and other developed countries has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could also be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers manufacture selected consumable arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be harmed by this practice.

We conduct our sales and distribution operations on a worldwide basis and maintain manufacturing facilities in a number of foreign countries, which subjects us to risks associated with doing business outside the United States.

Our long-term strategy is to continue to increase our market share in growing international markets, particularly Asia (with emphasis in China and India), Latin America, Eastern Europe, Russia and other developing markets.

The share of sales and profits we derive from our international operations and exports from the United States is significant and growing. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States.

There are a number of risks in doing business internationally, which may impede our ability to achieve our strategic objectives relating to our foreign operations. Many developing countries have a significant degree of political and economic uncertainty and social turmoil that may impede our ability to implement and achieve our international growth objectives. Conducting business internationally subjects us to corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings and funds, exchange controls, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Cooperation and Development Convention). Failure by the Company or its sales representatives, agents or distributors to comply with these laws and regulations could result in administrative, civil or criminal liabilities, all or any of which could negatively impact our business and reputation. Our foreign operations also subject us to the risks of international terrorism and hostilities.

Our operations depend on maintaining a skilled workforce, and any interruption in our workforce could negatively impact our results of operations and financial condition.

Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance.

Our future success will also depend on our ability to identify, attract, and retain highly qualified managerial, technical (including research and development), sales and marketing, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. With our strategy to expand internationally into developing markets, we may incur additional risks as some developing economies lack a sufficiently trained labor pool.

Any interruption of our workforce, including interruptions due to unionization efforts, changes in labor relations or shortages of appropriately skilled individuals could impact our results of operations and financial condition.

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

The Company's defined benefit pension plans are subject to financial market risks that could adversely affect our results of operations and cash flows.

The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our funding obligations and adversely impact our results of operations and cash flows.

A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in other currencies. Our profitability is affected by movements of the U.S. dollar against other foreign currencies in which we generate revenues and incur expenses. Significant long-term fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.

Changes in tax rates or exposure to additional income tax liabilities could affect profitability.

Our business is subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions.

Our effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws.

The amount of income taxes paid is subject to ongoing audits by United States federal, state and local tax authorities and by foreign tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments which could have a material adverse effect on our results of operations.

We are subject to risks relating to our information technology systems.

The conduct and management of our business relies extensively on information technology systems. If these systems are damaged or cease to function properly and we suffer any interruption in our ability to manage and operate the business, our results of operations and financial condition could be adversely affected.

Our global operations are subject to increasingly complex environmental regulatory requirements.

We are subject to increasingly complex environmental regulations affecting international manufacturers, including those related to air and water emissions, waste management and climate change.

There is a growing political and scientific belief that emissions of greenhouse gases ("GHG") alter the composition of the global atmosphere in ways that are affecting the global climate. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. These concerns may lead to international, national, regional or local legislative or regulatory responses in the near future. Such regulation could result in new or additional regulatory or product standard requirements for the Company's global businesses. We are unable, at this time, to predict the significance of these requirements as the impact of any future GHG legislative, regulatory or product standards is dependent on the timing and design of the mandates or standards.

Furthermore, the potential physical impacts of theorized climate change on the Company's customers, and therefore on the Company's operations, are speculative and highly uncertain, and would be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of the Company's operations which we are unable, at this time, to predict.

It is our policy to apply strict standards for environmental protection to all of our operations inside and outside the United States, even when we are not subject to local government regulations. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, liabilities resulting from third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.

We also face increasing complexity in our products design and procurement operations as we adjust to new and future requirements relating to the design, production and labeling of our products that are sold worldwide in multiple jurisdictions. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated locations can be imposed retroactively and on a joint and several basis.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 233 acres, of which present manufacturing facilities comprise an area of approximately 2,940,000 square feet.

The Company has 40 manufacturing facilities, including operations and joint ventures in 19 countries, the locations (grouped by operating segment) of which are as follows:

North America Welding:
United States	Cleveland, Ohio; San Diego & Oceanside, California.
Canada	Toronto; Mississauga.
Mexico	Mexico City; Torreon.
Europe Welding:
France	Grand-Quevilly.
Germany	Essen.
Italy	Genoa; Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Swietochlowice; Dzierzoniow.
Portugal	Lisbon.
Russia	Mtsensk.
Turkey	Istanbul.
United Kingdom	Sheffield; Chertsey.
Asia Pacific Welding:
Australia	Sydney.
China	Shanghai; Jinzhou; Nanjing; Zhengzhou; Luan County.
India	Chennai.
Indonesia	Cikarang.
South America Welding:
Brazil	Sao Paulo.
Colombia	Bogota.
Venezuela	Maracay.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California.
Brazil	Guarulhos.
Mexico	Tijuana.
Poland	Dzierzoniow.

All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company's foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business. At December 31, 2010, $1.4 million of indebtedness under capital leases was secured by property with a book value of $4.5 million.

In addition, the Company maintains operating leases for many of its distribution centers and sales offices throughout the world. See Note 13 to the Company's consolidated financial statements for information regarding the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2010, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,865 plaintiffs, which is a net increase of 23 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 38,968 of those claims were dismissed, 17 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 573 were decided in favor of the Company following summary judgment motions.

At December 31, 2010, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 1,975 plaintiffs, which is a net decrease of 200 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At December 31, 2010, cases involving 929 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 14,859 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which has post-trial motions pending). In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion. Finally, on December 9, 2010, the Mississippi Supreme Court reversed a plaintiff's verdict in another manganese case (which is included in the above totals).

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2010 was 1,694.

The total amount of dividends paid in 2010 was $47.4 million. During 2010, dividends were paid quarterly on January 15, April 15, July 15 and October 15.

Quarterly high and low stock prices and dividends declared for the last two years were:

	2010			2009
	Stock Price			Stock Price
			Dividends Declared			Dividends Declared
	High	Low		High	Low
First quarter	$58.41	$46.10	$0.28	$56.22	$26.32	$0.27
Second quarter	62.86	50.02	0.28	45.96	30.88	0.27
Third quarter	58.63	48.27	0.28	52.81	32.97	0.27
Fourth quarter	67.18	56.09	0.31	56.71	42.90	0.28

Issuer purchases of equity securities for the fourth quarter 2010 were:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1-31, 2010	–	$–	–	3,354,479
November 1-30, 2010	208,186	61.13	208,186	3,146,293
December 1-31, 2010	64,800	61.67	64,800	3,081,493
(1)
The Company's Board of Directors authorized share repurchase programs for up to 15 million shares of the Company's common stock. Total shares purchased through the share repurchase programs were 11,918,507 shares at a cost of $314.2 million for a weighted average cost of $26.36 per share through December 31, 2010.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2006 and ending December 31, 2010. This graph assumes that $100 was invested on December 31, 2005 in each of the Conpany's common stock, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a large number of privately held competitors and competitors that are relatively small entities of large publicly traded companies.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net sales	$2,070,172	$1,729,285	$2,479,131	$2,280,784	$1,971,915
Net income	130,244	48,576	212,286	202,736	175,008
Basic earnings per share	3.09	1.15	4.98	4.73	4.11
Diluted earnings per share	3.06	1.14	4.93	4.67	4.07
Cash dividends declared per share	1.15	1.09	1.02	0.91	0.79
Total assets	1,783,788	1,705,292	1,718,805	1,645,296	1,394,579
Long-term debt	84,627	87,850	91,537	117,329	113,965

Results for 2010 include net rationalization gains of $384 ($894 after-tax). The Company's rationalization activities to align its business to current market conditions resulted in net gains of $3,684 ($3,725 after-tax) related to the sale of property and asset disposals, impairment charges of $883 ($801 after-tax) and $2,417 ($2,030 after-tax) in rationalization charges. Results also include a net charge of $3,123 ($3,560 after-tax) related to the change of functional currency and devaluation of the Venezuelan currency, income of $5,092 was recognized due to an adjustment in tax liabilities for a change in applicable tax regulations in the Asia Pacific Welding segment, a gain of $108 after-tax in noncontrolling interests related to the impairment of assets for a majority-owned consolidated subsidiary and a charge of $1,890 after-tax in noncontrolling interests related to gains on the disposal of assets in a majority-owned consolidated subsidiary.

Results for 2009 include net rationalization and asset impairment charges of $29,897 ($23,789 after-tax). The Company's rationalization activities to align the business to current market conditions resulted in charges of $26,957 ($21,529 after-tax) and impairment charges of $2,940 ($2,260 after-tax) for certain indefinite-lived intangible assets. Results also include a loss of $7,943 ($7,943 after-tax) associated with the acquisition of a business in China and the related disposal of an interest in Taiwan, a pension settlement gain of $2,144 ($2,144 after-tax), a charge of $601 after-tax in noncontrolling interests associated with the pension settlement gain for a majority-owned consolidated subsidiary, and a gain on the sale of a property by the Company's joint venture in Turkey of $5,667 ($5,667 after-tax).

Results for 2008 include a charge of $2,447 ($1,698 after-tax) relating to the Company's rationalization programs that began in the fourth quarter 2008 designed to align the business to current market conditions. Results for 2008 also include $16,924 ($16,615 after-tax) in asset impairment charges including $13,194 of goodwill and $2,388 of long-lived assets related to two businesses in China (with no tax benefit) as well as an impairment charge of $1,342 ($1,033 after-tax) for intangible assets in North America and Europe.

Results for 2007 include a net gain of $188 ($107 after-tax) relating to the Company's rationalization programs.

Results for 2006 include a charge of $3,478 ($3,478 after-tax) relating to the Company's rationalization programs and a gain of $9,006 ($7,204 after-tax) on the sale of a facility in Ireland.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with "Selected Financial Data," the Company's consolidated financial statements and other financial information included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. See "Item 1A. Risk Factors" for more information regarding forward-looking statements.

General

The Company is the world's largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.

The Company is one of only a few worldwide broad-line manufacturers of welding and cutting products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's product offering also includes regulators and torches used in oxy-fuel welding and cutting. In addition, the Company has a leading global position in the brazing and soldering alloys market.

The Company invests in the research and development of arc welding products in order to continue its market leading product offering. The Company continues to invest in technologies that improve the quality and productivity of welding products. In addition, the Company continues to actively increase its patent application process in order to secure its technology advantage in the United States and other major international jurisdictions. The Company believes its significant investment in research and development and its highly trained technical sales force coupled with its extensive distributor network provide a competitive advantage in the marketplace.

The Company's products are sold in both domestic and international markets. In North America, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of North America, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors and product users.

The Company's major end-user markets include:

  •
  general metal fabrication,
  •
  power generation and process industry,
  •
  structural steel construction (buildings and bridges),
  •
  heavy equipment fabrication (farming, mining and rail),
  •
  shipbuilding,
  •
  automotive,
  •
  pipe mills and pipelines, and
  •
  offshore oil and gas exploration and extraction.

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Russia,Turkey, United Kingdom and Venezuela.

The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The other three welding segments include welding operations in Europe, Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 3 to the Company's consolidated financial statements for segment and geographic area information.

The principal raw materials essential to the Company's business are steel, electronic components, engines, brass, copper, silver, aluminum alloys and various chemicals, all of which are normally available for purchase in the open market.

The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 9001 certified at nearly all facilities worldwide. In addition, the Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is working to gain certification at its remaining facilities worldwide.

Key Indicators

Key economic measures relevant to the Company include industrial production trends, steel consumption, purchasing manager indices, capacity utilization within durable goods manufacturers and consumer confidence indicators. Key industries which provide a relative indication of demand drivers to the Company include steel, farm machinery and equipment, construction and transportation, fabricated metals, electrical equipment, ship and boat building, defense, truck manufacturing, energy and railroad equipment. Although these measures provide key information on trends relevant to the Company, the Company does not have available a more direct correlation of leading indicators which can provide a forward-looking view of demand levels in the markets which ultimately use the Company's welding products.

Key operating measures utilized by the operating units to manage the Company include orders, sales, inventory and fill-rates, all of which provide key indicators of business trends. These measures are reported on various cycles including daily, weekly and monthly depending on the needs established by operating management.

Key financial measures utilized by the Company's executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; operating income; earnings before interest and taxes; earnings before interest, taxes and bonus; net income; adjusted operating income; adjusted net income; adjusted diluted earnings per share; operating cash flows; and capital expenditures, including applicable ratios such as return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.

Results of Operations

The following table shows the Company's results of operations:

	Year Ended December 31,
	2010			2009			2008
	Amount	% of Sales		Amount	% of Sales		Amount	% of Sales
Net sales	$2,070,172	100.0%		$1,729,285	100.0%		$2,479,131	100.0%
Cost of goods sold	1,506,353	72.8%		1,273,017	73.6%		1,758,980	71.0%

Gross profit	563,819	27.2%		456,268	26.4%		720,151	29.0%
Selling, general & administrative expenses	377,773	18.2%		333,138	19.3%		405,120	16.3%
Rationalization and asset impairment (gains) charges	(384)	–		29,897	1.7%		19,371	0.8%

Operating income	186,430	9.0%		93,233	5.4%		295,660	11.9%
Interest income	2,381	0.1%		3,462	0.2%		8,845	0.4%
Equity earnings (loss) in affiliates	3,171	0.2%		(5,025)	(0.3%	)	6,034	0.2%
Other income	1,817	0.1%		3,589	0.2%		1,681	0.1%
Interest expense	(6,691)	(0.3%	)	(8,521)	(0.5%	)	(12,155)	(0.5%	)

Income before income taxes	187,108	9.0%		86,738	5.0%		300,065	12.1%
Income taxes	54,898	2.7%		37,905	2.2%		87,523	3.5%

Net income including noncontrolling interests	132,210	6.4%		48,833	2.8%		212,542	8.6%
Noncontrolling interests in subsidiaries' earnings	1,966	0.1%		257	–		256	–

Net income	$130,244	6.3%		$48,576	2.8%		$212,286	8.6%

2010 Compared with 2009

Net Sales: The table below summarizes the impacts of volume, acquisition, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2010:

		Change in Net Sales due to:
	Net Sales 2009	Volume	Acquisitions	Price		Foreign Exchange		Net Sales 2010
Operating Segments
North America Welding	$858,180	$150,814	$–	$(7,709)		$11,908		$1,013,193
Europe Welding	346,383	30,175	5,331	(9,668)		(12,296)		359,925
Asia Pacific Welding	208,280	20,077	86,235	(3,165)		12,665		324,092
South America Welding	99,171	25,724	–	7,432		(14,908)		117,419
The Harris Products Group	217,271	16,264	–	19,303		2,705		255,543

Consolidated	$1,729,285	$243,054	$91,566	$6,193		$74		$2,070,172

% Change
North America Welding		17.6%	–	(0.9%	)	1.4%		18.1%
Europe Welding		8.7%	1.5%	(2.8%	)	(3.5%	)	3.9%
Asia Pacific Welding		9.6%	41.4%	(1.5%	)	6.1%		55.6%
South America Welding		25.9%	–	7.5%		(15.0%	)	18.4%
The Harris Products Group		7.5%	–	8.9%		1.2%		17.6%
Consolidated		14.1%	5.3%	0.4%		–		19.7%

Net sales volume for 2010 increased for all operating segments as a result of higher demand levels associated with the improved global economy. Increased sales volumes in the South America Welding segment also reflect market share expansion. Product pricing was higher in the South America Welding segment primarily due to high inflation in Venezuela. Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper. Product pricing decreased due to changes in pricing required to remain competitive as a result of lower material costs in the North America Welding, Europe Welding and Asia Pacific Welding segments. The increase in Net sales from acquisitions was due to the acquisition of Jinzhou Jin Tai Welding and Metal Co, Ltd. ("Jin Tai") in July 2009 in the Asia Pacific Welding segment and the acquisition of Mezhgosmetiz-Mtsensk OAO ("MGM") in October 2010 in the Europe Welding segment (see the "Acquisitions" section below for additional information regarding the acquisitions).

With respect to changes in Net sales due to foreign exchange, the North America Welding segment increased primarily due to a stronger Canadian dollar and Mexican peso. The Europe Welding segment decreased primarily due to a weaker euro offset by a stronger Polish zloty. The Asia Pacific Welding segment increased primarily due to a stronger Australian dollar and Chinese renminbi. The South America Welding segment decreased primarily due to the devaluation of the Venezuelan bolivar offset by a stronger Brazilian real and Colombian peso. The Harris Products Group segment increased primarily due to a stronger Brazilian real offset by a weaker euro.

Gross Profit:    Gross profit increased 23.6% to $563,819 during 2010 compared with $456,268 in 2009. As a percentage of Net sales, Gross profit increased to 27.2% in 2010 from 26.4% in 2009. The increase was primarily a result of higher sales and production volumes, cost reduction initiatives and lower product liability costs of $2,905 (See "Product Liability Costs" for additional information) partially offset by an increase to the LIFO reserve of $8,459 compared with a decrease of $28,467 in the prior year. In addition, the South America Welding segment experienced higher inventory costs of $5,755 resulting from the change in Venezuela's functional currency to the U.S. dollar and the devaluation of the bolivar. Foreign currency exchange rates had a $4,135 favorable translation impact in 2010.

Selling, General & Administrative ("SG&A") Expenses:    SG&A expenses increased by $44,635, or 13.4% during 2010 compared with 2009. The increase was primarily due to higher bonus expense of $28,890, higher selling, administrative and research and development expenses of $11,562, incremental SG&A expenses from acquisitions of $4,743 and higher legal expense of $4,237 partially offset by lower retirement costs in the U.S. of $3,794 and a gain of $2,632 resulting from the change in Venezuela's functional currency to the U.S. dollar and the devaluation of the bolivar.

Rationalization and Asset Impairment (Gains) Charges:    In 2010, the Company recorded $384 ($894 after-tax) in gains primarily related to the sale of assets at rationalized operations. Gains recognized on the sale of assets of $4,555 ($4,596 after-tax) in the Asia Pacific Welding segment were offset by net charges of $871 ($871 after-tax) relating to environmental costs associated with the sale of property in The Harris Products Group segment. Also, charges of $3,300 ($2,831 after-tax), consisting of employee severance and other related costs of $2,417 ($2,030 after-tax) and asset impairment charges of $883 ($801 after-tax), were recognized on the continuation of activities initiated in 2009 to consolidate certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. See "Rationalization and Asset Impairments" for additional information.

Interest Income:    Interest income decreased to $2,381 in 2010 from $3,462 in 2009. The decrease was primarily due to lower interest rates on Cash and cash equivalents in 2010 when compared with 2009.

Equity Earnings (Loss) in Affiliates:    Equity earnings in affiliates were $3,171 in 2010 compared with a loss of $5,025 in 2009. The equity loss in 2009 includes a loss of $7,943 associated with the acquisition of Jin Tai and the related disposal of the Company's 35% interest in Kuang Tai Metal Industry Co., Ltd. ("Kuang Tai") and earnings of $5,667 as the Company's share of a gain realized on the sale of a property by the Company's joint venture in Turkey. See "Acquisitions" for additional information.

Interest Expense:    Interest expense decreased to $6,691 in 2010 from $8,521 in 2009 primarily as a result of the translation impact of the devaluation of the Venezuelan currency that resulted in lower interest expense from the Company's Venezuelan operation and a decrease in average debt levels.

Income Taxes:    The Company recorded $54,898 of tax expense on pre-tax income of $187,108, resulting in an effective tax rate of 29.3% for 2010. The effective income tax rate is lower than the Company's statutory rate primarily because of income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized offset by losses with no tax benefit at certain non-U.S. entities. In addition, tax expense includes a decrease of $5,092 in unrecognized tax benefits in the Asia Pacific Welding segment resulting from a change in applicable tax regulations.

The effective income tax rate of 43.7% for 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided and a benefit for the utilization of foreign tax credits.

Net Income:    Net income for 2010 was $130,244 compared with $48,576 in the prior year. Diluted earnings per share for 2010 were $3.06 compared with diluted earnings of $1.14 per share in 2009. Foreign currency exchange rate movements had a favorable translation effect of $762 and $612 on Net income for 2010 and 2009, respectively.

2009 Compared with 2008

Net Sales:    The table below summarizes the impacts of volume, acquisition, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2009:

		Change in Net Sales due to:
	Net Sales 2008	Volume		Acquisitions	Price		Foreign Exchange		Net Sales 2009
Operating Segments
North America Welding	$1,313,881	$(456,826)		$–	$15,912		$(14,787)		$858,180
Europe Welding	538,570	(130,235)		5,242	(22,510)		(44,684)		346,383
Asia Pacific Welding	230,661	(68,447)		54,638	(5,471)		(3,101)		208,280
South America Welding	116,061	(23,831)		–	13,117		(6,176)		99,171
The Harris Products Group	279,958	(59,196)		13,570	(14,178)		(2,883)		217,271

Consolidated	$2,479,131	$(738,535)		$73,450	$(13,130)		$(71,631)		$1,729,285

% Change
North America Welding		(34.8%	)	–	1.2%		(1.1%	)	(34.7%	)
Europe Welding		(24.2%	)	1.0%	(4.2%	)	(8.3%	)	(35.7%	)
Asia Pacific Welding		(29.7%	)	23.7%	(2.4%	)	(1.3%	)	(9.7%	)
South America Welding		(20.5%	)	–	11.3%		(5.3%	)	(14.6%	)
The Harris Products Group		(21.1%	)	4.8%	(5.1%	)	(1.0%	)	(22.4%	)
Consolidated		(29.8%	)	3.0%	(0.5%	)	(2.9%	)	(30.2%	)

Net sales volume for 2009 decreased for all operating segments as a result of lower demand levels associated with the global economic recession. Product pricing was higher than the 2008 levels in the North America Welding segment primarily due to price increases implemented to offset higher material costs and South America Welding segment primarily due to high inflation in Venezuela. Product pricing decreased in The Harris Products Group segment due to the pass-through effect of lower commodity costs, particularly silver and copper. Product pricing decreased from prior year levels due to changes in pricing required to remain competitive as a result of lower material costs in the Europe Welding and Asia Pacific Welding segments. The increase in Net sales from acquisitions is due to the acquisition of Jin Tai in July 2009 in the Asia Pacific Welding segment, Harris Soldas Especiais S.A. in The Harris Products Group segment in October 2008 and Electro-Arco S.A. in the Europe Welding segment in April 2008.

With respect to changes in Net sales due to foreign exchange, the North America Welding segment decreased primarily due to a weaker Canadian dollar and Mexican peso. The Europe Welding segment decreased primarily due to a weaker euro, British pound and Polish zloty. The Asia Pacific Welding segment decreased primarily due to a weaker Australian dollar offset by a stronger Chinese renminbi. The South America Welding segment decreased primarily due to a weaker Brazilian real, Argentine peso and Colombian peso. The Harris Products Group segment decreased primarily due to a weaker Polish zloty.

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

Selling, General & Administrative ("SG&A") Expenses:    SG&A expenses decreased $71,982, or 17.8%, during 2009 compared with 2008. The decrease was primarily due to lower bonus expense of $56,292, lower selling, administrative and research and development expenses of $11,574, the favorable translation impact of foreign currency exchange rates of $12,785 and incremental foreign currency transaction gains of $9,172 partially offset by higher retirement costs in the U.S. of $12,120 and incremental SG&A expenses from acquisitions of $6,118. The Company realized a gain of $2,144 on the settlement of a pension obligation during 2009 that was recorded as a reduction to SG&A expenses.

Rationalization and Asset Impairment (Gain) Charges:    In 2009, the Company recorded $29,897 ($23,789 after-tax) in charges related to rationalization activities to align the business to current market conditions and asset impairments. These charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan. Rationalization activities during the year affected 1,063 employees and included the closure of two manufacturing operations. Impairment charges on certain indefinite-lived intangible assets of $879 were also included under this caption. See "Rationalization and Asset Impairments" for additional information.

Interest Income:    Interest income decreased to $3,462 in 2009 from $8,845 in 2008. The decrease was due to lower interest rates on Cash and cash equivalents in 2009 when compared with 2008.

Equity Earnings (Loss) in Affiliates:    Equity loss in affiliates was $5,025 in 2009 compared with earnings of $6,034 in 2008. The equity loss in 2009 includes a loss of $7,943 associated with the acquisition of Jin Tai and the related disposal of the Company's 35% interest in Kuang Tai and income of $5,667 as the Company's share of a gain realized on the sale of a property by the Company's joint venture in Turkey. Excluding these items, equity earnings decreased primarily as a result of losses at the Company's joint venture in Taiwan prior to the acquisition of Jin Tai. See "Acquisitions" for additional information.

Interest Expense:    Interest expense decreased to $8,521 in 2009 from $12,155 in 2008 primarily as a result of a lower average debt balance from the payment of $30,000 on the Senior Unsecured Note that matured in March 2009 and the impact of the amortization of gains on terminated interest rate swaps.

Income Taxes:    The Company recorded $37,905 of tax expense on pre-tax income of $86,738, resulting in an effective tax rate of 43.7% for 2009. The effective tax rate exceeds the Company's statutory rate due to losses at certain non-U.S. entities, including the loss associated with the acquisition of Jin Tai and related disposal of Kuang Tai of $7,943, with no tax benefit, partially offset by a benefit for the utilization of foreign tax credits.

Net Income:    Net income for 2009 was $48,576 compared with $212,286 in the prior year. Diluted earnings per share for 2009 were $1.14 compared with diluted earnings of $4.93 per share in 2008. Foreign currency exchange rate movements had a favorable translation effect of $612 and $2,508 on net income for 2009 and 2008, respectively.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income and Adjusted diluted earnings per share, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2010	2009	2008
Operating income as reported	$186,430	$93,233	$295,660
Special items (pre-tax):
Rationalization (gains) charges	(1,267)	26,957	2,447
Impairment charges	883	2,940	16,924
Venezuela – functional currency change and devaluation	3,123	–	–
Pension settlement gain	–	(2,144)	–

Adjusted operating income	$189,169	$120,986	$315,031

Special items included in Operating income during 2010 include net rationalization gains of $1,267 primarily related to gains on the disposal of assets at rationalized operations offset by charges associated with the consolidation of manufacturing operations initiated in 2009, asset impairment charges of $883 and a net charge of $3,123 related to the change in functional currency for the Company's operation in Venezuela to the U.S. dollar and the devaluation of the Venezuelan currency. The net charge of $3,123 relating to the Venezuelan operations is recorded as an increase in Cost of goods sold of $5,755 and a reduction in SG&A expenses of $2,632.

Special items included in Operating income during 2009 include rationalization and asset impairment charges of $29,897. The Company's rationalization activities to align the business to current market conditions resulted in charges of $26,957 and impairment charges of $2,940 which were recognized for certain indefinite-lived intangible assets. Special items also include a pension settlement gain of $2,144.

Special items included in Operating income during 2008 include rationalization charges of $2,447 relating to the Company's rationalization programs that began in the fourth quarter 2008 designed to align the business to current market conditions. Special items also include $16,924 in asset impairment charges including $13,194 of goodwill and $2,388 of long-lived assets related to two operations in China, as well as an impairment charge of $1,342 for intangible assets in North America and Europe.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
Net income as reported	$130,244	$48,576	$212,286
Special items (after-tax):
Rationalization (gains) charges	(1,695)	21,529	1,698
Impairment charges	801	2,260	16,615
Venezuela – functional currency change and devaluation	3,560	–	–
Pension settlement gain	–	(2,144)	–
Loss associated with the acquisition of Jin Tai	–	7,943	–
Gain on sale of property	–	(5,667)	–
Income from tax adjustment resulting from change in applicable tax regulations	(5,092)	–	–
Noncontrolling interests charges associated with special items	1,782	601	–

Adjusted net income	$129,600	$73,098	$230,599

Diluted earnings per share as reported	$3.06	$1.14	$4.93
Special items per share	(0.02)	0.57	0.43

Adjusted diluted earnings per share	$3.04	$1.71	$5.36

The Company's 2010 rationalization activities to align the business to current market conditions resulted in net gains of $1,695 primarily related to the sale of property and asset disposals and asset impairment charges of $801. Net income also includes a net charge of $3,560 related to the change of functional currency and devaluation of the Venezuelan currency, income of $5,092 due to an adjustment in tax liabilities for a change in applicable tax regulations in the Asia Pacific Welding segment, a gain of $108 in noncontrolling interests related to the impairment of assets for a majority-owned consolidated subsidiary and a charge of $1,890 in noncontrolling interests related to the disposal of assets for a majority-owned consolidated subsidiary.

Net income for 2009 includes rationalization and asset impairment charges of $23,789. The Company's rationalization activities to align the business to current market conditions resulted in charges of $21,529 and impairment charges of $2,260, which were recognized for certain indefinite-lived intangible assets. Net income also includes a loss of $7,943 associated with the acquisition Jin Tai, a pension settlement gain of $2,144, a charge of $601 in noncontrolling interests associated with the pension settlement gain for a majority-owned consolidated subsidiary and a gain on the sale of a property by the Company's joint venture in Turkey of $5,667.

Net income for 2008 includes a charge of $1,698 relating to the Company's rationalization programs that began in the fourth quarter of 2008 designed to align the business to current market conditions. Net income for 2008 also includes $16,615 in asset impairment charges including $13,194 of goodwill and $2,388 of long-lived assets related to two operations in China (with no tax benefit), as well as an impairment charge of $1,033 for intangible assets in North America and Europe.

Liquidity and Capital Resources

The Company's cash flow from operations can be cyclical. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas for improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under its existing credit facilities.

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Cash provided by operating activities:	$156,978	$250,350	$257,449	$(93,372)	$(7,099)
Cash used by investing activities:	(69,400)	(63,581)	(115,800)	(5,819)	52,219
Capital expenditures	(60,565)	(38,201)	(72,426)	(22,364)	34,225
Acquisition of businesses, net of cash acquired	(18,856)	(25,449)	(44,036)	6,593	18,587
Proceeds from the sale of property, plant and equipment	10,021	557	662	9,464	(105)
Cash used by financing activities:	(109,507)	(89,072)	(67,741)	(20,435)	(21,331)
(Payments) proceeds on short-term borrowings, net	(18,599)	(12,954)	6,104	(5,645)	(19,058)
(Payments) proceeds on long-term borrowings, net	(8,580)	(30,874)	319	22,294	(31,193)
Proceeds from exercise of stock options	3,508	705	7,201	2,803	(6,496)
Tax benefit from exercise of stock options	1,210	195	3,728	1,015	(3,533)
Purchase of shares for treasury	(39,682)	(343)	(42,337)	(39,339)	41,994
Cash dividends paid to shareholders	(47,364)	(45,801)	(42,756)	(1,563)	(3,045)
(Decrease) increase in Cash and cash equivalents	(21,943)	103,804	66,950

Cash and cash equivalents decreased 5.7%, or $21,943, to $366,193 as of December 31, 2010, from $388,136 as of December 31, 2009. This compares with an increase of 36.5%, or $103,804, in Cash and cash equivalents during 2009.

Cash provided by operating activities for 2010 decreased $93,372 from 2009. The decrease was primarily related to an increase in net operating working capital required to support higher sales levels. Net operating working capital, defined as the sum of Accounts receivable and Total inventory less Trade accounts payable, increased $29,547 in 2010 compared with a decrease of $158,288 in 2009. This decrease in cash resulting from the change in net operating working capital was primarily offset by higher earnings in 2010. Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, improved to 20.7% at December 31, 2010 compared with 23.2% at December 31, 2009. Days sales in inventory improved to 89.8 days at December 31, 2010 from 100.8 days at December 31, 2009. Accounts receivable days improved to 55.4 days at December 31, 2010 from 56.9 days at December 31, 2009. Average days in accounts payable improved to 35.2 days at December 31, 2010 from 30.0 days at December 31, 2009.

Cash used by investing activities increased by $5,819 for 2010 compared with 2009. Cash used in the acquisition of businesses in 2010 decreased $6,593 from 2009. Capital expenditures during 2010 were $60,565, a $22,364 increase from 2009. The Company anticipates capital expenditures in 2011 in the range of $50,000 – $60,000. Anticipated capital expenditures reflect investments for capital maintenance, to improve operational effectiveness and the Company's continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company's facilities.

Cash used by financing activities for 2010 increased $20,435 from 2009. The increase was primarily due to higher purchases of common shares for treasury of $39,339, an additional net reduction in short-term borrowings of $5,645 in the current period, partially offset by an increase in proceeds from the exercise of stock options and related tax benefits of $3,818 and the lower repayments on the Company's long-term borrowings of $22,294 resulting from the Company's repayment of $30,000 for its Series B Senior Unsecured Note upon maturity during the first quarter 2009. There were no Senior Unsecured Note maturities in 2010.

The Company continues to expand globally and periodically looks at transactions that would involve significant investments. The Company can fund its global expansion plans with operational cash flow, but a significant acquisition may require access to capital markets, in particular, the long-term debt market, as well as the syndicated bank loan market. The Company's financing strategy is to fund itself at the lowest after-tax cost of funding. Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the U.S., and then lends funds to the specific subsidiary that requires funding. If additional acquisitions providing appropriate financial benefits become available, additional expenditures may be made.

The Company's debt levels decreased from $123,717 at December 31, 2009 to $97,705 at December 31, 2010 primarily due to net reductions in short-term borrowings at certain foreign subsidiaries and the translation impact on the local-currency denominated debt in Venezuela. Debt to total capitalization decreased to 7.8% at December 31, 2010 from 10.2% at December 31, 2009. Included in the Company's debt levels at December 31, 2010 is a senior unsecured note with a balance of $80,000, which is due in March 2012. The Company expects to repay this balance with cash generated by operations, existing cash balances or through borrowings under its existing credit facilities.

A total of $47,364 in dividends was paid during 2010. In January 2011, the Company paid a quarterly cash dividend of $0.31 per share, or $12,987 to shareholders of record on December 31, 2010.

The Company has a share repurchase program for up to 15 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2010, the Company purchased 703,117 shares at a cost of $39,682. As of December 31, 2010, 3,081,493 shares remained available for repurchase under the stock repurchase program.

The Company made voluntary contributions to its U.S. defined benefit plans of $41,500, $45,000 and $20,000 in 2010, 2009 and 2008, respectively. The Company expects to voluntarily contribute approximately $30,000 to its U.S. plans in 2011. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2011.

Rationalization and Asset Impairments

The Company recorded rationalization and asset impairment net gains of $384 for the year ended December 31, 2010 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The Company initiated a number of rationalization activities in 2009 to align its business to current market conditions. The 2010 net gains include $4,555 primarily related to asset disposals offset by charges of $2,417 primarily related to employee severance and other related costs, $871 related to environmental costs associated with the sale of property and $883 in asset impairment charges.

In 2009, the Company recorded $29,897 in charges related to rationalization activities to align the business to current market conditions and asset impairments. These charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan. Rationalization activities during the year affected 1,063 employees and included the closure of two manufacturing operations.

Impairment charges on certain indefinite-lived intangible assets of $879 were also included under this caption.

During the third quarter of 2009, the Company initiated various rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 81 employees in the Europe Welding segment, 193 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment in 2009. The Company recognized a net gain of $1,255 for the year ended December 31, 2010 related to these activities. This amount includes a gain of $4,555 on the sale of property and other assets at rationalized operations in the Asia Pacific Welding segment. The Company also recognized severance and other related charges associated with the continuation of the consolidation of certain manufacturing operations of $1,990 and $427 in the Europe Welding and Asia Pacific Welding segments, respectively, and asset impairment charges of $496 and $387 in the Europe Welding and Asia Pacific Welding segments, respectively. At December 31, 2010, a liability relating to these actions of $501 was recognized in "Other current liabilities." The Company does not expect to recognize any further material costs associated with these actions in 2011 as they were substantially completed in 2010 and should be substantially paid by the end of 2011.

During the second quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing operation in The Harris Products Group segment. The Company recognized a net charge of $871 related to environmental costs associated with the sale of a property for a rationalized operation in The Harris Products Group segment in the year ended December 31, 2010. At December 31, 2010, a liability of $930 related primarily to employee severance benefits due to these rationalization actions was recognized in "Other current liabilities", which will be substantially paid within the next 12 months.

In 2008, the Company recorded $19,371 in rationalization and asset impairment charges. This total includes $2,447 in rationalization charges related to workforce reductions of approximately 67 employees in The Harris Product Group and 65 employees in Europe. The actions were taken to align the business to current market conditions. Asset impairment charges of $16,924 include $15,582 to write off goodwill and write down long-lived assets related to two businesses in China and $1,342 to write down intangible assets in North America and Europe.

Fair values of impaired assets were determined using projected discounted cash flows.

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.

Acquisitions

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products), a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California. Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities. The acquisition will complement the Company's ability to serve global customers in the nuclear, power generation and process industries worldwide. Arc Products had annual sales of approximately $5,000 in 2010.

On December 28, 2010, the Company signed a definitive agreement to acquire all of the outstanding stock of OOO Severstal-metiz: welding consumables, a leading manufacturer of welding consumables in Russia and a subsidiary of OAO Severstal, one of the world's leading vertically integrated steel and mining companies. The purchase price is expected to be approximately $12,000 in cash. The transaction has been approved by Russian regulatory authorities and is expected to close during the first quarter of 2011, subject to the satisfaction or waiver of other closing conditions. The acquisition will add to the Company's manufacturing capacity and distribution channels in Russia and complement the recent MGM acquisition. Sales for OOO Severstal-metiz during 2010 were approximately $40,000.

On October 29, 2010, the Company acquired all of the outstanding stock of MGM, a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt. This acquisition represents the Company's first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and Commonwealth of Independent States welding markets. Annual sales at the date of acquisition were approximately $30,000.

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. This transaction expanded the Company's customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% ownership in Kuang Tai. Under the terms of the purchase agreement, the Company exchanged its 35% interest in Kuang Tai, which had an estimated fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close. The fair value of the Company's previous non-controlling direct interest in Jin Tai was $8,675. The carrying values of the Company's interests in Kuang Tai and Jin Tai were $29,368 and $9,973, respectively. The excess carrying value over fair value of these interests resulted in a loss on the transaction of $7,943 recorded in "Equity earnings (loss) in affiliates."

The Company previously reported its proportional share of Jin Tai's net income under the equity method in "Equity earnings (loss) in affiliates." Jin Tai's sales were $186,774 in 2008 and $74,834 in 2009 prior to the acquisition. Jin Tai's sales of $53,956 after the acquisition were included in "Net sales" for 2009. The pro forma impact on the results of operations if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, is being operated as Harris Soldas Especiais S.A. This acquisition expanded the Company's brazing product line and increased the Company's presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.

On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. ("Electro-Arco"), a privately-held manufacturer of welding consumables headquartered near Lisbon, Portugal, for approximately $24,000 in cash and assumed debt. This acquisition added to the Company's European consumables manufacturing capacity and widened the Company's commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.

Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

Debt

During March 2002, the Company issued Senior Unsecured Notes (the "Notes") totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions, and are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes agreement, ratios). As of December 31, 2010, the Company was in compliance with all of its covenants under the Notes agreement. The Company repaid the $40,000 Series A Notes and the $30,000 Series B Notes in March 2007 and March 2009, respectively, reducing the balance outstanding of the Notes to $80,000, which is due March 2012.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to "Interest expense." In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to "Interest expense" over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $206 in 2010, $313 in 2009 and $958 in 2008, and is expected to reduce annual "Interest expense" by $206 in 2011. At December 31, 2010, $236 remains to be amortized and is recorded in "Long-term debt, less current portion."

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000 to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate ("LIBOR"). These swaps were designated and qualified as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to "Interest expense."

During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $1,661 and $1,429 in 2010 and 2009, respectively, and is expected to reduce annual "Interest expense" by $1,661 in 2011. At December 31, 2010, $1,989 remains to be amortized and is included in "Long-term debt, less current portion."

During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Notes from fixed to floating interest rates matured with the underlying Notes. The Company has no interest rate swaps outstanding at December 31, 2010. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.0% and 4.1% for 2010 and 2009, respectively.

At December 31, 2010 and 2009, the fair value of long-term debt, including the current portion, was approximately $88,120 and $91,365, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On November 18, 2009, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") for a $150,000 revolving credit facility to be used for general corporate purposes. This Credit Agreement amended and restated the Company's $175,000 revolving credit agreement that was entered into on December 17, 2004 and had a maturity date in December 2009. The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company's leverage ratio, at the Company's election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company's leverage ratio.

The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of December 31, 2010, the Company was in compliance with all of its covenants and there were no borrowings under the Credit Agreement, but had letters of credit outstanding totaling $4,097, which reduced the availability under the Credit Agreement to $145,903.

Short-term Borrowings

The Company's short-term borrowings included in "Amounts due banks" were $11,283 and $34,577 at December 31, 2010 and 2009, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 17.10% and 8.35%, respectively. The primary reason for the increase in the weighted average interest rate is the shift during 2010 in short-term borrowings from geographic areas with lower interest rates to areas with higher interest rates.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments as of December 31, 2010 are as follows:

	Payments Due By Period
	Total	2011	2012 to 2013	2014 to 2015	2016 and Beyond
Long-term debt	$82,328	$864	$80,395	$253	$816
Interest on long-term debt	6,605	5,138	1,343	45	79
Capital lease obligations	1,869	931	772	79	87
Short-term debt	11,283	11,283	–	–	–
Interest on short-term debt	812	812	–	–	–
Operating leases	34,421	10,567	12,417	5,818	5,619

Total	$137,318	$29,595	$94,927	$6,195	$6,601

As of December 31, 2010, there was $38,393 of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 10 to the Company's consolidated financial statements for further discussion.

The Company expects to contribute approximately $30,000 to the U.S. pension plans in 2011.

Stock-Based Compensation

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 3,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2010, there were 1,835,822 common shares available for future grants under all plans.

Under these plans, options and restricted shares granted were 301,937 in 2010, 386,305 in 2009 and 316,264 in 2008. The Company issued shares of common stock from treasury upon all exercises of stock options and the granting of restricted stock awards in 2010, 2009 and 2008.

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2010, 2009 and 2008 was $8,213, $5,432 and $4,738, respectively. The related tax benefit for 2010, 2009 and 2008 was $3,112, $2,058 and $1,793, respectively. As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $13,579, which is expected to be recognized over a weighted average period of approximately 34 months.

The aggregate intrinsic value of awards outstanding at December 31, 2010, based on the Company's closing stock price of $65.27 as of the last business day of the year ended December 31, 2010, which would have been received by the optionees had all awards been exercised on that date, was $50,501. The aggregate intrinsic value of awards exercisable at December 31, 2010, based on the Company's closing stock price of $65.27 as of the last business day of the year ended December 31, 2010, which would have been received by the optionees had all awards been exercised on that date, was $28,857. The total intrinsic value of stock awards exercised during 2010 and 2009 was $5,006 and $2,236, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the awards.

Product Liability Costs

Product liability costs have been significant particularly with respect to welding fume claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs which are recognized in the periods incurred. Product liability costs decreased $2,905 in 2010 compared with 2009 primarily due to increased insurance reimbursement and reversal of reserves following successful appeals.

The long-term impact of the welding fume loss contingency, in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. If cost sharing dissipates for some currently unforeseen reason, or the Company's trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company's operating results, cash flows and restrict capital market access.

Off-Balance Sheet Arrangements

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company's Credit Agreement.

New Accounting Pronouncements

New Accounting Standards Adopted:

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends Accounting Standards Codification ("ASC") 820-10-50 to require additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures, as required by ASU 2010-06, are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Earlier application is permitted. ASU 2010-06 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company's financial statements.

In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." In June 2009, the FASB issued ASC 810 (formerly Statement of Financial Accounting Standards ("SFAS") 167, "Amendments to FASB Interpretation 46(R)"). The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46(R) (revised December 2003), "Consolidation of Variable Interest Entities," to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company's financial statements.

In December 2009, the FASB issued ASU 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." In June 2009, the FASB issued ASC 860, "Transfers and Servicing," (formerly SFAS 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140"). The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. ASU 2009-16 must be applied to transfers occurring on or after the effective date. ASU 2009-16 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company's financial statements.

In December 2007, the FASB issued ASC 810 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements"). ASC 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This pronouncement was effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company has adopted these provisions applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests in the Consolidated Balance Sheets from "Other long-term liabilities" to "Total equity." The Company also changed retrospectively the presentation of income attributable to noncontrolling interests in the Consolidated Statements of Income to separately disclose income attributable to noncontrolling interests as "Noncontrolling interests in subsidiaries' earnings."

Prior to this change, income attributable to noncontrolling interests was included in "Selling, general and administrative expenses."

New Accounting Standards to be Adopted:

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force." The objective of ASU No. 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact of ASU No. 2010-29, but does not expect it will have a significant impact on the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force." This update provides amendments to the criteria in Subtopic ASC 605-25. ASU No. 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis and early application is permitted. The Company is currently evaluating the impact of ASU No. 2009-13, but does not expect it will have a significant impact on the Company's financial statements.

Critical Accounting Policies

The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2010. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal and Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note 14 to the Company's consolidated financial statements and the "Legal Proceedings" section of this Annual Report on Form 10-K for further discussion of legal contingencies.

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

Translation of Foreign Currencies

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the dates of the Consolidated Balance Sheets; revenue and expense accounts are translated at monthly exchange rates. Translation adjustments are reflected as a component of Total equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts, and translation adjustments are included in Net income.

Foreign currency transaction losses are included in "Selling, general & administrative expenses" and were $118, $226 and $10,409 in 2010, 2009 and 2008, respectively.

Venezuela – Foreign Currency

Effective January 1, 2010, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency (U.S. dollar). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of the Venezuelan currency (the "bolivar") for U.S. dollars at the official (government established) exchange rates. An unregulated parallel market that existed for exchanging bolivars for U.S. dollars through securities transactions was terminated by the Venezuelan government on May 17, 2010 and subsequently established as a regulated market on June 9, 2010.

The official exchange rate in Venezuela had been fixed at 2.15 bolivars to 1 U.S. dollar for several years. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the "Essential Rate"), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the "Non-Essential Rate"). In remeasuring the financial statements the Non-Essential Rate is used as this is the rate expected to be applicable to dividend repatriations.

In December 2010, the Venezuelan government announced the elimination of the Essential Rate effective as of January 1, 2011. The impact of the elimination of the Essential Rate on the Company's consolidated results of operations is not expected to be significant.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under GAAP if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Venezuelan three-year cumulative inflation rate exceeded 100 percent during the fourth quarter of 2009. As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than "Accumulated other comprehensive loss" on the Company's Consolidated Balance Sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. At December 31, 2010, the net bolivar-denominated monetary liability position was $4,715. In addition, the Company participates in Venezuelan sovereign debt offerings from time to time as a means of converting bolivars to U.S. dollars. The conversion of bolivars to U.S. dollars through Venezuelan sovereign debt offerings generates foreign currency transaction losses as the debt is purchased at the Non-Essential Rate and subsequently sold at a discount. During the second half of 2010, the Company acquired $7,672 of Venezuelan sovereign debt at the Non-Essential Rate, which was immediately sold at a discount for $6,022. The sale of the Venezuelan sovereign debt resulted in a loss of $1,650 recognized in "Selling, general and administrative expenses."

The devaluation of the bolivar and the change to the U.S. dollar as the functional currency resulted in a foreign currency transaction gain of $2,632 in "Selling, general & administrative expenses" and higher "Cost of goods sold" of $5,755 due to the liquidation of inventory valued at the historical exchange rate for the year ended December 31, 2010.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $4,690 that are not expected to be permanently reinvested were not significant. At December 31, 2010, the Company had approximately $136,814 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2010, a valuation allowance of $38,451 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.

Pensions

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans.

A substantial portion of the Company's pension amounts relates to its defined benefit plan in the United States. The fair value of plan assets is determined at December 31 of each year.

A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 7.9% and 8.2% at December 31, 2010 and 2009, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2010, investment returns were 13.2% compared with a return of 16.3% in 2009. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,600.

Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption to be used, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA- or better. The Company determined this rate to be 5.3% at December 31, 2010. A 25 basis point change in the discount rate would increase or decrease pension expense by approximately $2,000.

Pension expense relating to the Company's defined benefit plans was $29,123, $34,774 and $4,613 in 2010, 2009 and 2008, respectively. The Company expects 2011 defined benefit pension expense to decrease by approximately $4,000 to $5,000.

The Company made voluntary contributions to its U.S. defined benefit plans of $41,500, $45,000 and $20,000 in 2010, 2009 and 2008, respectively. The Company expects to voluntarily contribute $30,000 to its U.S. plans in 2011. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2011.

Inventories

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out ("LIFO") method, and for non-U.S. inventories, cost is determined by the first-in, first-out ("FIFO") method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The excess of current cost over LIFO cost was $70,906 at December 31, 2010 and $62,447 at December 31, 2009.

The Company reviews the net realizable value of inventory on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company's estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, the Company's reserves have approximated actual experience.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company's reserves have approximated actual experience.

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

Fair values are determined using established business valuation multiples and models developed by the Company that incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.

The fair value of goodwill for all of the Company's operating business units exceeded its carrying value by at least 10% as of the testing date during the fourth quarter of 2010. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2010, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company's current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2010 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 2010, the Company hedged certain third-party and intercompany purchases and sales. At December 31, 2010, the Company had foreign exchange contracts with a notional value of approximately $33,221. At December 31, 2010, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company's financial statements.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 2010 would not materially affect the Company's financial statements.

Interest Rate Risk

As of December 31, 2010, the Company had no interest rate swaps outstanding.

The fair value of the Company's Cash and cash equivalents at December 31, 2010 approximated carrying value. The Company's financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this Annual Report on Form 10-K following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2011 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2011.

Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2011 proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John M. Stropki, Jr.	60	Chairman of the Board since October 13, 2004; Director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995 to June 3, 2004; and President, North America from 1996 to 2003.
Vincent K. Petrella	50

Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005; and Vice President, Corporate Controller from 2001 to 2003.

Frederick G. Stueber	57	Senior Vice President, General Counsel and Secretary since 1996.
George D. Blankenship	48

Senior Vice President; President, Lincoln Electric North America since July 30, 2009; Senior Vice President, Global Engineering from October 7, 2005 to July 30, 2009; Vice President, Global Engineering from May 5, 2005 to October 7, 2005; President, Lincoln Electric North America of The Lincoln Electric Company since July 30, 2009; Senior Vice President; President, Lincoln Cleveland of The Lincoln Electric Company from January 8, 2008 to July 30, 2009; Senior Vice President, U.S. Operations of The Lincoln Electric Company from October 7, 2005 to January 8, 2008; Vice President, Cleveland Operations of The Lincoln Electric Company from June 6, 2005 to October 7, 2005; and Vice President, Engineering and Quality Assurance of The Lincoln Electric Company from 2000 to June 6, 2005.

Gretchen A. Farrell	48

Senior Vice President, Human Resources and Compliance since July 30, 2009; Vice President, Human Resources from May 5, 2005 to July 30, 2009; and Vice President, Human Resources of The Lincoln Electric Company since March 5, 2003.

Thomas A. Flohn	50

Vice President; President, Lincoln Electric Europe, Middle East & Africa (EMEA) since July 1, 2010; Vice President; President, Lincoln Asia Pacific from January 1, 2005 to June 30, 2010; and Vice President of Sales and Marketing, Lincoln Electric Asia Pacific from May 1, 1999 to December 31, 2004.

Name	Age	Position
David M. LeBlanc	46

Senior Vice President; President, Lincoln Electric International since July 30, 2009; Vice President; President, Lincoln Electric Europe and Russia from March 10, 2008 to July 30, 2009; Vice President; President, Lincoln Electric Europe from September 1, 2005 to March 10, 2008; and Vice President; President, Lincoln Electric Latin America from January 1, 2002 to August 31, 2005.

The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he or she was elected as an officer. The executive officers are elected by the Board of Directors normally for a term of one year and/or until the election of their successors.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2011 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information set forth below regarding our equity plans, the information required by this item is incorporated by reference from the 2011 proxy statement.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans:
Approved by security holders	2,151,777	$48.79	1,835,822
Not approved by security holders	–	–	–

Total	2,151,777	48.79	1,835,822

For further information on the Company's equity compensation plans, see Note 1 and Note 7 to the Company's consolidated financial statements included in Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2011 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2011 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

  The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

  Report of Independent Registered Public Accounting Firm

  Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

  Consolidated Balance Sheets – December 31, 2010 and 2009

  Consolidated Statements of Income – Years ended December 31, 2010, 2009 and 2008

  Consolidated Statements of Equity – Years ended December 31, 2010, 2009 and 2008

  Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008

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
10.10*
Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made part hereof).
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
10.15*
Non-Employee Directors' Deferred Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
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
10.18*
Form of Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki, Petrella, Stueber, LeBlanc and Blankenship) (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
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
10.31*
Form of Restricted Shares Agreement for Non-Employee Directors (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.32*
Form of Restricted Shares Agreement for Executive Officers (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.33*
Form of Stock Option Agreement for Non-Employee Directors (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.34*
Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.35*	Form of Restricted Shares Agreement for Non-Employee Directors (for awards made on or after December 1, 2010) (filed herewith).
10.36*	Form of Restricted Shares Agreement for Executive Officers (for awards made on or after December 1, 2010) (filed herewith).

Exhibit No.	Description
10.37*	Form of Stock Option Agreement for Executive Officers (for awards made on or after December 1, 2010) (filed herewith).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*
Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
By:	/s/ VINCENT K. PETRELLA Vincent K. Petrella Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR. John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 28, 2011	/s/ VINCENT K. PETRELLA Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 28, 2011
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 28, 2011	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 28, 2011
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 28, 2011	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 28, 2011
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 28, 2011	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 28, 2011
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 28, 2011	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald, III, Director February 28, 2011
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 28, 2011	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Christopher L. Mapes, Director February 28, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations and noncontrolling interests effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 28, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 28, 2011

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$366,193	$388,136
Accounts receivable (less allowance for doubtful accounts of $7,855 in 2010; $8,174 in 2009)	321,948	273,700
Inventories
Raw materials	85,232	69,048
Work-in-process	38,706	32,727
Finished goods	167,792	153,968

Total inventory	291,730	255,743
Deferred income taxes	26,754	23,779
Other current assets	75,887	82,188

Total Current Assets	1,082,512	1,023,546
Property, Plant and Equipment
Land	43,701	42,823
Buildings	313,861	291,444
Machinery and equipment	712,362	683,037

	1,069,924	1,017,304
Less accumulated depreciation	591,358	557,243

Property, Plant and Equipment, Net	478,566	460,061
Other Assets
Prepaid pensions	588	1,921
Equity investments in affiliates	22,909	22,899
Intangibles, net	81,258	81,774
Goodwill	45,952	39,554
Long-term investments	29,803	29,077
Deferred income taxes	22,161	26,326
Other non-current assets	20,039	20,134

Total Other Assets	222,710	221,685

TOTAL ASSETS	$1,783,788	$1,705,292

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2010	2009
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$11,283	$34,577
Trade accounts payable	147,111	100,052
Accrued employee compensation and benefits	48,976	36,486
Accrued expenses	29,647	28,941
Accrued taxes, including income taxes	21,760	22,430
Accrued pensions	4,068	3,014
Dividends payable	12,987	11,885
Other current liabilities	57,965	59,296
Current portion of long-term debt	1,795	1,290

Total Current Liabilities	335,592	297,971
Long-Term Liabilities
Long-term debt, less current portion	84,627	87,850
Accrued pensions	121,994	139,670
Deferred income taxes	19,766	16,679
Accrued taxes	48,837	53,388
Other long-term liabilities	23,494	24,059

Total Long-Term Liabilities	298,718	321,646
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	–	–
Common shares, without par value – at stated capital amount; authorized – 120,000,000 shares; issued – 49,290,717 shares in 2010 and 2009; outstanding – 42,120,800 shares in 2010 and 42,637,247 shares in 2009	4,929	4,929
Additional paid-in capital	167,376	159,440
Retained earnings	1,320,552	1,239,004
Accumulated other comprehensive loss	(141,948)	(149,404)
Treasury shares, at cost – 7,169,917 shares in 2010 and 6,653,470 shares in 2009	(217,412)	(181,623)

Total Shareholders' Equity	1,133,497	1,072,346
Noncontrolling interests	15,981	13,329

Total Equity	1,149,478	1,085,675

TOTAL LIABILITIES AND EQUITY	$1,783,788	$1,705,292

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$2,070,172	$1,729,285	$2,479,131
Cost of goods sold	1,506,353	1,273,017	1,758,980

Gross profit	563,819	456,268	720,151
Selling, general & administrative expenses	377,773	333,138	405,120
Rationalization and asset impairment (gains) charges	(384)	29,897	19,371

Operating income	186,430	93,233	295,660
Other income (expense):
Interest income	2,381	3,462	8,845
Equity earnings (loss) in affiliates	3,171	(5,025)	6,034
Other income	1,817	3,589	1,681
Interest expense	(6,691)	(8,521)	(12,155)

Total other income (expense)	678	(6,495)	4,405

Income before income taxes	187,108	86,738	300,065
Income taxes	54,898	37,905	87,523

Net income including noncontrolling interests	132,210	48,833	212,542
Noncontrolling interests in subsidiaries' earnings	1,966	257	256

Net income	$130,244	$48,576	$212,286

Basic weighted average shares outstanding	42,203	42,391	42,648
Effect of dilutive securities – stock options and awards	409	243	406

Diluted weighted average shares outstanding	42,612	42,634	43,054

Basic earnings per share	$3.09	$1.15	$4.98

Diluted earnings per share	$3.06	$1.14	$4.93

Cash dividends declared per share	$1.15	$1.09	$1.02

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,244	$48,576	$212,286
Noncontrolling interests in subsidiaries' earnings	1,966	257	256

Net income including noncontrolling interests	132,210	48,833	212,542
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization and asset impairment (gain) charges	(4,391)	2,940	19,371
Depreciation and amortization	57,357	56,598	56,925
Equity (earnings) loss of affiliates, net	(600)	8,554	(3,235)
Deferred income taxes	4,387	(7,090)	7,367
Stock-based compensation	8,213	5,432	4,738
Amortization of terminated interest rate swaps	(1,867)	(1,742)	(958)
Amortization of actuarial losses and prior service costs	20,786	25,064	1,706
Other non-cash items, net	(1,553)	1,770	4,502
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(47,958)	60,913	30,130
(Increase) decrease in inventories	(28,912)	127,739	(27,845)
Decrease (increase) in other current assets	4,956	10,222	(27,450)
Increase (decrease) in accounts payable	47,323	(30,364)	(26,768)
Increase (decrease) increase in other current liabilities	8,836	(22,778)	37,040
Decrease in accrued pensions	(38,806)	(39,185)	(25,975)
Net change in other long-term assets and liabilities	(3,003)	3,444	(4,641)

NET CASH PROVIDED BY OPERATING ACTIVITIES	156,978	250,350	257,449
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(60,565)	(38,201)	(72,426)
Acquisition of businesses, net of cash acquired	(18,856)	(25,449)	(44,036)
Additions to equity investment in affiliates	–	(488)	–
Proceeds from sale of property, plant and equipment	10,021	557	662

NET CASH USED BY INVESTING ACTIVITIES	(69,400)	(63,581)	(115,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	30,887	22,241	19,504
Payments on short-term borrowings	(30,232)	(34,779)	(7,849)
Amounts due banks, net	(19,254)	(416)	(5,551)
Proceeds from long-term borrowings	150	531	1,352
Payments on long-term borrowings	(8,730)	(31,405)	(1,033)
Proceeds from exercise of stock options	3,508	705	7,201
Tax benefit from exercise of stock options	1,210	195	3,728
Purchase of shares for treasury	(39,682)	(343)	(42,337)
Cash dividends paid to shareholders	(47,364)	(45,801)	(42,756)

NET CASH USED BY FINANCING ACTIVITIES	(109,507)	(89,072)	(67,741)
Effect of exchange rate changes on cash and cash equivalents	(14)	6,107	(6,958)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,943)	103,804	66,950
Cash and cash equivalents at beginning of year	388,136	284,332	217,382

CASH AND CASH EQUIVALENTS AT END OF YEAR	$366,193	$388,136	$284,332

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total
Balance January 1, 2008	42,962	$4,929	$145,825	$1,068,100	$15,697	$(147,475)	$2,480	$1,089,556
Comprehensive income:
Net income				212,286			256	212,542
Unrecognized amounts from defined benefit pension plans, net of tax of $84,685					(142,324)		(98)	(142,422)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $137					842			842
Currency translation adjustment					(92,469)		840	(91,629)

Total comprehensive loss								(20,667)
Cash dividends declared – $1.02 per share				(43,576)				(43,576)
Issuance of shares under benefit plans	301		9,713			6,005		15,718
Contribution from noncontrolling interest							11,279	11,279
Purchase of shares for treasury	(741)					(42,337)		(42,337)

Balance December 31, 2008	42,522	4,929	155,538	1,236,810	(218,254)	(183,807)	14,757	1,009,973
Comprehensive income:
Net income				48,576			257	48,833
Unrecognized amounts from defined benefit pension plans, net of tax of $12,242					20,835		452	21,287
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $1,477					1,444			1,444
Currency translation adjustment					46,571		659	47,230

Total comprehensive income								118,794
Cash dividends declared – $1.09 per share				(46,382)				(46,382)
Issuance of shares under benefit plans	123		3,902			2,527		6,429
Purchase of noncontrolling interest shares							(2,796)	(2,796)
Purchase of shares for treasury	(8)					(343)		(343)

Balance December 31, 2009	42,637	4,929	159,440	1,239,004	(149,404)	(181,623)	13,329	1,085,675
Comprehensive income:
Net income				130,244			1,966	132,210
Unrecognized amounts from defined benefit pension plans, net of tax of $893					(2,024)			(2,024)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $302					292			292
Currency translation adjustment					9,188		686	9,874

Total comprehensive income								140,352
Cash dividends declared – $1.15 per share				(48,696)				(48,696)
Issuance of shares under benefit plans	187		7,936			3,893		11,829
Purchase of shares for treasury	(703)					(39,682)		(39,682)

Balance December 31, 2010	42,121	$4,929	$167,376	$1,320,552	$(141,948)	$(217,412)	$15,981	$1,149,478

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest (the "Company") after elimination of all intercompany accounts, transactions and profits.

Translation of Foreign Currencies

Asset and liability accounts are translated into U.S. dollars using exchange rates in effect at the dates of the Consolidated Balance Sheets; revenue and expense accounts are translated at monthly exchange rates. Translation adjustments are reflected as a component of Total equity. For subsidiaries operating in highly inflationary economies, both historical and current exchange rates are used in translating balance sheet accounts, and translation adjustments are included in Net income.

Foreign currency transaction losses are included in "Selling, general & administrative expenses" and were $118, $226 and $10,409 in 2010, 2009 and 2008, respectively.

Venezuela – Foreign Currency

Effective January 1, 2010, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency (U.S. dollar). A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of the Venezuelan currency (the "bolivar") for U.S. dollars at the official (government established) exchange rates. An unregulated parallel market that existed for exchanging bolivars for U.S. dollars through securities transactions was terminated by the Venezuelan government on May 17, 2010 and subsequently established as a regulated market on June 9, 2010.

The official exchange rate in Venezuela had been fixed at 2.15 bolivars to 1 U.S. dollar for several years. On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the "Essential Rate"), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the "Non-Essential Rate"). In remeasuring the financial statements the Non-Essential Rate is used as this is the rate expected to be applicable to dividend repatriations.

In December 2010, the Venezuelan government announced the elimination of the Essential Rate effective as of January 1, 2011. The impact of the elimination of the Essential Rate on the Company's consolidated results of operations is not expected to be significant.

Venezuela – Highly Inflationary Economy

An economy is considered highly inflationary under U.S. generally accepted accounting principles ("GAAP") if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. The Venezuelan three-year cumulative inflation rate exceeded 100 percent during the fourth quarter of 2009. As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings, rather than "Accumulated other comprehensive loss" on the Company's Consolidated Balance Sheet.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. At December 31, 2010, the net bolivar-denominated monetary liability position was $4,715. In addition, the Company participates in Venezuelan sovereign debt offerings from time to time as a means of converting bolivars to U.S. dollars. The conversion of bolivars to U.S. dollars through Venezuelan sovereign debt offerings generates foreign currency transaction losses as the debt is purchased at the Non-Essential Rate and subsequently sold at a discount. During the second half of 2010, the Company acquired $7,672 of Venezuelan sovereign debt at the Non-Essential Rate, which was immediately sold at a discount for $6,022. The sale of the Venezuelan sovereign debt resulted in a loss of $1,650 recognized in "Selling, general and administrative expenses."

The devaluation of the bolivar and the change to the U.S. dollar as the functional currency resulted in a foreign currency transaction gain of $2,632 in "Selling, general & administrative expenses" and higher "Cost of goods sold" of $5,755 due to the liquidation of inventory valued at the historical exchange rate for the year ended December 31, 2010.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company's reserves have approximated actual experience.

Inventories

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out ("LIFO") method, and for non-U.S. inventories, cost is determined by the first-in, first-out ("FIFO") method. At December 31, 2010 and 2009, approximately 30% and 31%, respectively, of total

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

inventories were valued using the LIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The excess of current cost over LIFO cost was $70,906 at December 31, 2010 and $62,447 at December 31, 2009.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Historically, the Company's reserves have approximated actual experience.

Equity Investments

Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one-month lag basis. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $13,219 at December 31, 2010 and $12,619 at December 31, 2009.

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

The following table summarizes assets held under capital leases and included in property, plant and equipment:

	December 31,
	2010	2009
Buildings	$6,449	$6,663
Machinery and equipment	984	982
Less: accumulated depreciation	(2,134)	(2,184)

Net capital leases	$5,299	$5,461

Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest cost associated with construction in progress.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair values are determined using established business valuation multiples and models developed by the Company that incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.

The Company had no impairment of goodwill and indefinite-lived intangible assets in 2010. In 2009, the Company determined that certain indefinite-lived intangible assets were impaired and recognized an impairment charge of $879 to reduce the carrying value of these intangible assets to fair value and assigned definite lives to two of the intangible assets on a prospective basis.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010 and 2009 were as follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance as of January 1, 2009	$4,767	$8,721	$3,485	$482	$18,732	$36,187
Additions and adjustments	(3)	–	1,429	–	(1,044)	382
Foreign currency translation	229	571	–	49	2,136	2,985

Balance as of December 31, 2009	4,993	9,292	4,914	531	19,824	39,554
Additions and adjustments	(3)	7,473	–	–	(1,246)	6,224
Foreign currency translation	79	(386)	116	34	331	174

Balance as of December 31, 2010	$5,069	$16,379	$5,030	$565	$18,909	$45,952

Additions and adjustments to goodwill primarily reflect goodwill recognized in the acquisitions of Jinzhou Jin Tai Welding and Metal Co, Ltd. ("Jin Tai") in 2009 and Mezhgosmetiz-Mtsensk OAO ("MGM") in 2010 (see Note 2), and the amortization of tax deductible goodwill.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gross intangible assets other than goodwill by asset class as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010		2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Trademarks and trade names	$33,079	$7,180	$30,001	$6,928
Customer relationships	35,649	5,928	32,647	4,038
Patents	16,224	3,124	14,912	2,653
Other	25,321	12,783	30,078	12,245

Total	$110,273	$29,015	$107,638	$25,864

Intangible assets other than goodwill are recorded at fair value at the time acquired or at cost, if applicable. Intangible assets that do not have indefinite lives are amortized on a straight-line basis over the shorter of the legal or estimated life. Included in the above table are trademarks and trade names with indefinite lives totaling $18,193 and $17,071 at December 31, 2010 and 2009, respectively.

The weighted average amortization period for trademarks and trade names, customer relationships, patents and other intangibles is 15, 19, 20 and 16 years, respectively. Aggregate amortization expense was $5,390, $4,524 and $3,432 for 2010, 2009 and 2008, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $5,441 in 2011, $5,388 in 2012, $4,826 in 2013, $4,208 in 2014 and $4,001 in 2015.

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

Product Warranties

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in "Accrued expenses."

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

The changes in the carrying amount of product warranty accruals for 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
Balance at beginning of year	$16,768	$13,736	$12,308
Charged to expense	11,406	11,359	14,022
Deductions	(11,065)	(8,718)	(11,974)
Foreign currency translation	(230)	391	(620)

Balance at end of year	$16,879	$16,768	$13,736

Warranty expense was 0.6%, 0.7% and 0.6% of sales for 2010, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue when the risks and rewards of ownership and title to the product have transferred to the customer which generally occurs at point of shipment. The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of Sales to arrive at Net sales at the same time the related revenue is recorded.

Distribution Costs

Distribution costs, including warehousing and freight related to product shipments, are included in "Cost of goods sold."

Stock-Based Compensation

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because the recipients fail to meet vesting requirements.

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. The calculation of diluted earnings per share excludes anti-dilutive shares of 752,173 in 2010, 709,512 in 2009 and 232,044 in 2008.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.

For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of "Accumulated other comprehensive loss" with offsetting amounts recorded as "Other current assets," "Other non-current assets," "Other current liabilities" or "Other long-term liabilities" depending on the position and the duration of the contract. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. For derivative instruments not designated as hedges, the gain or loss from changes in the fair value of the instruments is recognized in earnings. The Company does not hedge its net investments in foreign subsidiaries.

Advertising Costs

Advertising costs are charged to "Selling, general & administrative expenses" when incurred and totaled $9,222, $7,982 and $10,337 in 2010, 2009 and 2008, respectively.

Research and Development

Research and development costs are charged to "Selling, general & administrative expenses" as incurred and totaled $29,489, $27,567 and $26,736 in 2010, 2009 and 2008, respectively.

Bonus

Included in "Selling, general & administrative expenses" are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs, of $73,197 in 2010, $43,919 in 2009 and $100,706 in 2008.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Reclassification

Certain reclassifications have been made to prior year financial statements to conform to current year classifications.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

New Accounting Standards Adopted:

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends Accounting Standards Codification ("ASC") 820-10-50 to require additional information to be disclosed principally with respect to Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures, as required by ASU 2010-06, are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Earlier application is permitted. ASU 2010-06 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company's financial statements.

In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." In June 2009, the FASB issued ASC 810 (formerly Statement of Financial Accounting Standards ("SFAS") 167, "Amendments to FASB Interpretation 46(R)"). The objective of ASC 810 is to amend certain requirements of FASB Interpretation 46(R) (revised December 2003), "Consolidation of Variable Interest Entities," to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASC 810 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company's financial statements.

In December 2009, the FASB issued ASU 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." In June 2009, the FASB issued ASC 860, "Transfers and Servicing," (formerly SFAS 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140"). The objective of ASC 860 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. ASU 2009-16 must be applied to transfers occurring on or after the effective date. ASU 2009-16 was adopted by the Company on January 1, 2010 and did not have a significant impact on the Company's financial statements.

In December 2007, the FASB issued ASC 810 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements"). ASC 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 changes the way the consolidated statement of income is presented thus requiring consolidated net income to be reported at amounts that include the amounts attributable to

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

both parent and the noncontrolling interest. This pronouncement was effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The Company has adopted these provisions applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests in the Consolidated Balance Sheets from "Other long-term liabilities" to "Total equity." The Company also changed retrospectively the presentation of income attributable to noncontrolling interests in the Consolidated Statements of Income to separately disclose income attributable to noncontrolling interests as "Noncontrolling interests in subsidiaries' earnings." Prior to this change, income attributable to noncontrolling interests was included in "Selling, general and administrative expenses."

New Accounting Standards to be Adopted:

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force." The objective of ASU No. 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact of ASU No. 2010-29, but does not expect it will have a significant impact on the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force." This update provides amendments to the criteria in Subtopic ASC 605-25. ASU No. 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis and early application is permitted. The Company is currently evaluating the impact of ASU No. 2009-13, but does not expect it will have a significant impact on the Company's financial statements.

NOTE 2 – ACQUISITIONS

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products), a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California. Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities. The acquisition will complement the Company's ability to serve global customers in the nuclear, power generation and process industries worldwide. Arc Products had annual sales of approximately $5,000 in 2010.

On December 28, 2010, the Company signed a definitive agreement to acquire all of the outstanding stock of OOO Severstal-metiz: welding consumables, a leading manufacturer of welding consumables in

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 2 – ACQUISITIONS (Continued)

Russia and a subsidiary of OAO Severstal, one of the world's leading vertically integrated steel and mining companies. The purchase price is expected to be approximately $12,000 in cash. The transaction has been approved by Russian regulatory authorities and is expected to close during the first quarter of 2011, subject to the satisfaction of waiver of other closing conditions. The acquisition will add to the Company's manufacturing capacity and distribution channels in Russia and complement the recent MGM acquisition. Sales for OOO Severstal-metiz during 2010 were approximately $40,000.

On October 29, 2010, the Company acquired all of the outstanding stock of MGM, a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt. This acquisition represents the Company's first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and Commonwealth of Independent States welding markets. Annual sales at the date of acquisition were approximately $30,000.

On July 29, 2009, the Company completed the acquisition of 100% of Jin Tai, based in Jinzhou, China. This transaction expanded the Company's customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity.

The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% ownership in Kuang Tai Metal Industry Co., Ltd. ("Kuang Tai"). Under the terms of the purchase agreement, the Company exchanged its 35% interest in Kuang Tai, which had an estimated fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close. The fair value of the Company's previous non-controlling direct interest in Jin Tai was $8,675. The carrying values of the Company's interests in Kuang Tai and Jin Tai were $29,368 and $9,973, respectively. The excess carrying value over fair value of these interests resulted in a loss on the transaction of $7,943 recorded in "Equity earnings (loss) in affiliates."

The Company previously reported its proportional share of Jin Tai's net income under the equity method in "Equity earnings (loss) in affiliates." Jin Tai's sales were $186,774 in 2008 and $74,834 in 2009 prior to the acquisition. Jin Tai's sales of $53,956 after the acquisition were included in "Net sales" for 2009. The pro forma impact on the results of operations if the acquisition had been completed as of the beginning of both 2009 and 2008 would not have been significant.

On October 1, 2008, the Company acquired a 90% interest in a leading Brazilian manufacturer of brazing products for approximately $24,000 in cash and assumed debt. The newly acquired company, based in Sao Paulo, is being operated as Harris Soldas Especiais S.A. This acquisition expanded the Company's brazing product line and increased the Company's presence in the South American market. Annual sales at the time of the acquisition were approximately $30,000.

On April 7, 2008, the Company acquired all of the outstanding stock of Electro-Arco S.A. ("Electro-Arco"), a privately-held manufacturer of welding consumables headquartered near Lisbon, Portugal, for approximately $24,000 in cash and assumed debt. This acquisition added to the Company's European consumables manufacturing capacity and widened the Company's commercial presence in Western Europe. Annual sales at the time of the acquisition were approximately $40,000.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 2 – ACQUISITIONS (Continued)

Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

NOTE 3 – SEGMENT INFORMATION

The Company's primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. The Company also has a leading global position in the brazing and soldering alloys market.

The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The other three welding segments include welding operations in Europe, Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. The segment information of prior periods has been recast to conform to the current segment presentation.

Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes ("EBIT"), as adjusted. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories are reported on a LIFO basis. Segment and consolidated income before interest and income taxes are reported on a LIFO basis. At December 31, 2010, 2009 and 2008, approximately 30%, 31% and 35%, respectively, of total inventories were valued using the LIFO method. LIFO is used for certain domestic inventories included in the North America Welding segment. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments on a basis that management believes to be reasonable. Certain corporate-level expenses may not be allocated to the operating segments and are reported as Corporate/Eliminations.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 3 – SEGMENT INFORMATION (Continued)

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the year ended December 31, 2010
Net sales	$1,013,193	$359,925	$324,092	$117,419	$255,543	$–	$2,070,172
Inter-segment sales	108,849	13,330	12,546	1,216	6,641	(142,582)	–

Total	$1,122,042	$373,255	$336,638	$118,635	$262,184	$(142,582)	$2,070,172

EBIT, as adjusted	$162,192	$17,023	$1,752	$7,554	$12,311	$(6,675)	$194,157
Special items	–	2,486	(3,741)	3,123	871	–	2,739

EBIT	$162,192	$14,537	$5,493	$4,431	$11,440	$(6,675)	$191,418
Interest income							2,381
Interest expense							(6,691)

Income before income taxes							$187,108

Total assets	$897,768	$419,520	$350,975	$94,836	$273,312	$(252,623)	$1,783,788
Equity investments in affiliates	–	19,194	–	3,715	–	–	22,909
Capital expenditures	22,358	10,373	22,973	3,573	4,272	(2,984)	60,565
Depreciation and amortization	28,498	9,527	13,542	1,564	4,166	60	57,357
For the year ended December 31, 2009
Net sales	$858,180	$346,383	$208,280	$99,171	$217,271	$–	$1,729,285
Inter-segment sales	85,630	8,725	4,051	308	7,739	(106,453)	–

Total	$943,810	$355,108	$212,331	$99,479	$225,010	$(106,453)	$1,729,285

EBIT, as adjusted	$134,544	$(2,196)	$(18,835)	$10,648	$1,009	$(3,344)	$121,826
Special items	10,386	4,335	9,006	528	5,774	–	30,029

EBIT	$124,158	$(6,531)	$(27,841)	$10,120	$(4,765)	$(3,344)	$91,797
Interest income							3,462
Interest expense							(8,521)

Income before income taxes							$86,738

Total assets	$792,876	$379,449	$310,329	$81,734	$253,851	$(112,947)	$1,705,292
Equity investments in affiliates	–	19,455	–	3,444	–	–	22,899
Capital expenditures	13,726	7,543	15,887	796	2,457	(2,208)	38,201
Depreciation and amortization	31,097	9,779	9,397	1,543	4,642	140	56,598
For the year ended December 31, 2008
Net sales	$1,313,881	$538,570	$230,661	$116,061	$279,958	$–	$2,479,131
Inter-segment sales	127,087	15,649	3,522	37	8,568	(154,863)	–

Total	$1,440,968	$554,219	$234,183	$116,098	$288,526	$(154,863)	$2,479,131

EBIT, as adjusted	$243,648	$55,998	$8,516	$9,984	$10,218	$(5,618)	$322,746
Special items	818	2,052	15,582	–	919	–	19,371

EBIT	$242,830	$53,946	$(7,066)	$9,984	$9,299	$(5,618)	$303,375
Interest income							8,845
Interest expense							(12,155)

Income before income taxes							$300,065

Total assets	$848,233	$428,690	$244,461	$81,093	$248,360	$(132,032)	$1,718,805
Equity investments in affiliates	–	13,814	45,256	3,288	–	–	62,358
Capital expenditures	39,486	13,956	14,788	2,172	2,406	(382)	72,426
Depreciation and amortization	32,383	11,065	6,631	1,501	5,145	200	56,925

In 2010, special items include for the Europe Welding segment a charge of $1,990 for rationalization actions and $496 in related asset impairment charges. The Asia Pacific Welding segment includes a gain of $4,555 related to the disposal of assets, a charge of $427 for rationalization actions and $387 in

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 3 – SEGMENT INFORMATION (Continued)

asset impairment charges. The South America Welding segment includes a net charge of $3,123 related to the change of functional currency and devaluation of the Venezuelan currency. The Harris Products Group segment includes a net charge of $871 related to environmental costs associated with the sale of property at a rationalized operation.

In 2009, special items include for the North America Welding segment a charge of $10,386 for rationalization actions. The Europe Welding segment includes a charge of $9,615 for rationalization actions, $253 in related asset impairment charges, $134 in intangible asset impairment charges and a gain of $5,667 on the sale of a property. The Asia Pacific Welding segment includes a charge of $1,692 for rationalization actions, $1,515 in related asset impairment charges, a gain of $2,144 on the settlement of a pension obligation and a loss of $7,943 associated with the acquisition of Jin Tai and related divestiture of Kuang Tai. The South America Welding segment includes a charge of $528 for rationalization actions. The Harris Products Group segment includes a charge of $4,736 for rationalization actions, $293 in related asset impairment charges and $745 in intangible asset impairment charges.

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

Export sales (excluding intercompany sales) from the United States were $197,057 in 2010, $154,526 in 2009 and $242,312 in 2008. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2010.

The geographic split of the Company's net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2010	2009	2008
Net sales:
United States	$825,371	$722,638	$1,072,593
China	250,981	156,233	146,308
Other foreign countries	993,820	850,414	1,260,230

Total	$2,070,172	$1,729,285	$2,479,131

	December 31,
	2010	2009	2008
Property, plant and equipment, net:
United States	$149,185	$153,342	$169,764
China	87,722	73,559	39,694
Other foreign countries	242,084	233,514	219,775
Eliminations	(425)	(354)	(1,331)

Total	$478,566	$460,061	$427,902

Except for those shown in the tables above, no individual foreign country contributed more than 10% of our consolidated revenues and there are no material concentrations of our property, plant and equipment in any individual foreign country.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 4 – RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded rationalization and asset impairment net gains of $384 for the year ended December 31, 2010 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The Company initiated a number of rationalization activities in 2009 to align its business to current market conditions. The 2010 net gains include $4,555 primarily related to asset disposals offset by charges of $2,417 primarily related to employee severance and other related costs, $871 related to environmental costs associated with the sale of property and $883 in asset impairment charges.

In 2009, the Company recorded $29,897 in charges related to rationalization activities to align the business to current market conditions and asset impairments. These charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan. Rationalization activities during the year affected 1,063 employees and included the closure of two manufacturing operations. Impairment charges on certain indefinite-lived intangible assets of $879 were also included under this caption.

During the third quarter of 2009, the Company initiated various rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. These actions impacted 81 employees in the Europe Welding segment, 193 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment in 2009. The Company recognized a net gain of $1,255 for the year ended December 31, 2010 related to these activities. This amount includes a gain of $4,555 on the sale of property and other assets at rationalized operations in the Asia Pacific Welding segment. The Company also recognized charges associated with the continuation of the consolidation of certain manufacturing operations of $1,990 and $427 in the Europe Welding and Asia Pacific Welding segments, respectively, and asset impairment charges of $496 and $387 in the Europe Welding and Asia Pacific Welding segments, respectively. At December 31, 2010, a liability relating to these actions of $501 was recognized in "Other current liabilities." The Company does not expect to recognize any material costs associated with these actions in 2011 as they were substantially completed in 2010 and should be substantially paid by the end of 2011.

During the second quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing operation in The Harris Products Group segment. The Company recognized a net charge of $871 related to environmental costs associated with the sale of a property of a rationalized operation in The Harris Products Group segment in the year ended December 31, 2010. At December 31, 2010, a liability of $930 related primarily to employee severance benefits due to these rationalization actions was recognized in "Other current liabilities", which will be substantially paid within the next 12 months.

In 2008, the Company recorded $19,371 in rationalization and asset impairment charges. This total includes $2,447 in rationalization charges related to workforce reductions of approximately 67 employees in The Harris Product Group and 65 employees in Europe. The actions were taken to align the business to current market conditions. Asset impairment charges of $16,924 include $15,582 to write off goodwill and write down long-lived assets related to two businesses in China and $1,342 to write down intangible assets in North America and Europe.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 4 – RATIONALIZATION AND ASSET IMPAIRMENTS (Continued)

Fair values of impaired assets were determined using projected discounted cash flows.

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to the rationalization liabilities:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance at December 31, 2009	$–	$3,081	$831	$–	$2,445	$6,357
Payments and other adjustments	–	(4,660)	(1,168)	–	(1,515)	(7,343)
Charged to expense	–	1,990	427	–	–	2,417

Balance at December 31, 2010	$–	$411	$90	$–	$930	$1,431

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of Accumulated other comprehensive loss are as follows:

	December 31,
	2010	2009
Defined benefit pension plans, net of tax	$(175,433)	$(173,409)
Currency translation adjustment	33,837	24,649
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax	(352)	(644)

Total Accumulated other comprehensive loss	$(141,948)	$(149,404)

The balance of Accumulated other comprehensive (loss) income in noncontrolling interests relates to foreign currency translation and amounted to $1,631 and $945 at December 31, 2010 and 2009, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 6 – DEBT

At December 31, 2010 and 2009, debt consisted of the following:

	December 31,
	2010	2009
Long-term debt
Senior Unsecured Notes due 2012, interest at 6.36%	$82,225	$84,092
Capital leases due through 2017, interest at .90% to 14.00%	1,869	2,839
Other borrowings due through 2023, interest up to 11.00%	2,328	2,209

	86,422	89,140
Less current portion	1,795	1,290

Total long-term debt	84,627	87,850
Short-term debt
Amounts due banks, interest at 17.10% (8.35% in 2009)	11,283	34,577
Current portion long-term debt	1,795	1,290

Total short-term debt	13,078	35,867

Total debt	$97,705	$123,717

Senior Unsecured Notes

During March 2002, the Company issued Senior Unsecured Notes (the "Notes") totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions, and are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes agreement, ratios). As of December 31, 2010, the Company was in compliance with all of its covenants under the Notes agreement. The Company repaid the $40,000 Series A Notes and the $30,000 Series B Notes in March 2007 and March 2009, respectively, reducing the balance outstanding of the Notes to $80,000, which is due March 2012.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to "Interest expense." In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to "Interest expense" over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $206 in 2010, $313 in 2009 and $958 in 2008, and is expected to reduce annual "Interest expense" by $206 in 2011. At December 31, 2010, $236 remains to be amortized and is recorded in "Long-term debt, less current portion."

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 6 – DEBT (Continued)

During July 2003 and April 2004, the Company entered into various floating rate interest rate swap agreements totaling $110,000 to convert a portion of the Notes outstanding from fixed to floating rates based on the London Inter-Bank Offered Rate ("LIBOR"). These swaps were designated and qualified as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to "Interest expense."

During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $1,661 and $1,429 in 2010 and 2009, respectively, and is expected to reduce annual "Interest expense" by $1,661 in 2011. At December 31, 2010, $1,989 remains to be amortized and is included in "Long-term debt, less current portion."

During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Notes from fixed to floating interest rates matured with the underlying Notes. The Company has no interest rate swaps outstanding at December 31, 2010. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.0% and 4.1% for 2010 and 2009, respectively.

At December 31, 2010 and 2009, the fair value of long-term debt, including the current portion, was approximately $88,120 and $91,365, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On November 18, 2009, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") for a $150,000 revolving credit facility to be used for general corporate purposes. This Credit Agreement amended and restated the Company's $175,000 revolving credit agreement that was entered into on December 17, 2004 and had a maturity date in December 2009. The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company's leverage ratio, at the Company's election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company's leverage ratio.

The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of December 31, 2010, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $4,097, which reduced the availability under the Credit Agreement to $145,903.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 6 – DEBT (Continued)

Capital Leases

At December 31, 2010 and 2009, $1,869 and $2,839 of capital lease indebtedness was secured by property, plant and equipment, respectively.

Other

Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2010 are $13,078 in 2011, $80,926 in 2012, $241 in 2013, $197 in 2014, $135 in 2015 and $903 thereafter. Total interest paid was $7,446 in 2010, $11,339 in 2009 and $13,037 in 2008. The primary difference between interest expense and interest paid is the amortization of the gains on terminated interest rate swaps.

The Company's short-term borrowings included in "Amounts due banks" were $11,283 and $34,577 at December 31, 2010 and 2009, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 17.10% and 8.35%, respectively. The primary reason for the increase in the weighted average interest rate is the shift during 2010 in short-term borrowings from geographic areas with lower interest rates to areas with higher interest rates.

NOTE 7 – STOCK PLANS

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 3,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2010, there were 1,835,822 common shares available for future grant under all plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 7 – STOCK PLANS (Continued)

The following table summarizes the activity for each of the three years ended December 31, 2010, under all Plans:

	Year Ended December 31,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	2,016,327	$45.49	1,716,017	$43.55	1,663,704	$41.63
Shares granted	301,937	62.49	386,305	52.61	316,264	44.11
Shares exercised	(142,494)	30.05	(66,669)	34.86	(235,650)	30.56
Shares canceled	(23,993)	55.67	(19,326)	51.49	(28,301)	45.23

Balance at end of year	2,151,777	48.79	2,016,327	45.49	1,716,017	43.55

Exercisable at end of year	1,374,584	44.79	1,334,346	41.81	1,144,784	39.14

Options granted under both the EPI Plan and its predecessor plans may be outstanding for a maximum of ten years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options and the granting of restricted stock awards in 2010, 2009 and 2008.

Restricted shares are valued at the quoted market price on the grant date. The majority of restricted shares vest over a period of three to five years. Under the EPI Plan, the Company issued 41,496 restricted shares at a weighted average market price of $61.94 per share in 2010, 85,943 restricted shares at a weighted average market price of $52.58 per share in 2009 and 56,205 restricted shares at a market price of $44.03 per share in 2008. The Company issued 14,936 restricted shares at a weighted average market price of $62.56 per share, 8,532 restricted shares at a market price of $52.71 per share and 10,233 restricted shares at a market price of $43.97 under the Director Plan in 2010, 2009 and 2008, respectively.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2010 were as follows:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	42.15%	40.48%	33.80%
Dividend yield	2.02%	2.15%	3.09%
Risk-free interest rate	1.64%	2.04%	1.63%
Expected option life (years)	4.9	4.7	4.5
Weighted average fair value per option granted during the year	$20.01	$16.05	$9.85

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 7 – STOCK PLANS (Continued)

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2010, 2009 and 2008 was $8,213, $5,432 and $4,738, respectively. The related tax benefit for 2010, 2009 and 2008 was $3,112, $2,058 and $1,793, respectively. As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options and restricted shares was $13,579, which is expected to be recognized over a weighted average period of approximately 34 months.

The following table summarizes nonvested stock options and restricted shares for the year ended December 31, 2010:

	December 31, 2010
	Number of Options and Restricted Shares	Weighted Average Fair Value at Grant Date
Balance at beginning of year	628,016	$26.84
Granted	301,937	27.88
Vested	(9,036)	15.07
Forfeited	(184,239)	16.82

Balance at end of year	736,678	29.92

The aggregate intrinsic value of awards outstanding at December 31, 2010, based on the Company's closing stock price of $65.27 as of the last business day in the year ended December 31, 2010, which would have been received by the optionees had all awards been exercised on that date, was $50,501. The aggregate intrinsic value of awards exercisable at December 31, 2010, based on the Company's closing stock price of $65.27 as of the last business day in the year ended December 31, 2010, which would have been received by the optionees had all awards been exercised on that date, was $28,857. The total intrinsic value of awards exercised during 2010 and 2009 was $5,006 and $2,236, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the awards.

The following table summarizes information about awards outstanding as of December 31, 2010:

	Outstanding		Exercisable
Exercise Price Range	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$13.50 - $34.99	240,172	$24.55	240,172	$24.55	2.4
$35.00 - $39.99	496,491	37.61	495,185	37.61	4.4
Over $40.00	1,415,114	56.82	639,227	57.97	7.2

	2,151,777		1,374,584		6.0

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 7 – STOCK PLANS (Continued)

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 400,000 shares have been authorized to be purchased. Under this plan, shares purchased were 2,120 in 2010, 3,818 in 2009 and 1,085 in 2008.

NOTE 8 – COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 15 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2010, the Company purchased 703,117 shares at an average cost per share of $56.44. As of December 31, 2010, there remained 3,081,493 shares available for repurchase under the stock repurchase program. The treasury shares have not been retired.

NOTE 9 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

The Company maintains a number of defined benefit and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. The Company uses a December 31 measurement date for its plans.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 9 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

Obligations and Funded Status

	December 31,
	2010	2009
Change in benefit obligations
Benefit obligations at beginning of year	$777,521	$721,467
Service cost	15,371	12,755
Interest cost	42,730	43,097
Plan participants' contributions	365	408
Actuarial loss	57,707	35,289
Benefits paid	(38,839)	(37,468)
Settlement/curtailment	(4,553)	(6,173)
Currency translation	1,646	8,146

Benefit obligations at end of year	851,948	777,521
Change in plan assets
Fair value of plan assets at beginning of year	636,758	532,775
Actual return on plan assets	83,750	87,936
Employer contributions	44,766	46,128
Plan participants' contributions	365	408
Benefits paid	(36,529)	(34,366)
Settlement	(4,355)	(3,746)
Currency translation	1,719	7,623

Fair value of plan assets at end of year	726,474	636,758
Funded status at end of year	(125,474)	(140,763)
Unrecognized net loss	281,431	278,529
Unrecognized prior service cost	(843)	(872)
Unrecognized transition assets, net	64	78

Net amount recognized	$155,178	$136,972

The after-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations included in "Accumulated other comprehensive loss" at December 31, 2010 were $175,889, $(505) and $49, respectively. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2011 are $21,081, $(67) and $4, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 9 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2010	2009
Prepaid pensions	$588	$1,921
Accrued pension liability, current	(4,068)	(3,014)
Accrued pension liability, long-term	(121,994)	(139,670)
Accumulated other comprehensive loss, excluding tax effects	280,652	277,735

Net amount recognized in the balance sheets	$155,178	$136,972

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2010	2009	2008
Service cost	$15,371	$12,755	$16,501
Interest cost	42,730	43,097	42,615
Expected return on plan assets	(50,424)	(43,802)	(56,954)
Amortization of prior service cost	(44)	(23)	70
Amortization of net loss	20,830	25,087	1,636
Settlement/curtailment (gain) loss	660	(2,340)	745

Pension cost for defined benefit plans	$29,123	$34,774	$4,613

Pension costs in 2010 for the Company's defined benefit plans decreased as a result of lower amortization of prior year losses and an increase in expected return on plan assets. The increase in pension cost in 2009 was due to the increased amortization resulting from actuarial losses that occurred in 2008 coupled with lower expected return on plan assets in 2009. The general economic decline during the 2008-2009 time period caused significant actuarial losses. These losses were deferred and are being amortized over the average remaining service period of active employees expected to receive benefits under the plan.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2010	2009
U.S. pension plans
Projected benefit obligation	$784,905	$714,455
Accumulated benefit obligation	755,390	679,899
Fair value of plan assets	670,958	584,321
Non-U.S. pension plans
Projected benefit obligation	$54,289	$49,862
Accumulated benefit obligation	50,394	46,309
Fair value of plan assets	42,182	37,321

The total accumulated benefit obligation for all plans was $818,292 as of December 31, 2010 and $738,965 as of December 31, 2009.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 9 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

Contributions to Plans

Contributions to U.S. plans were $41,500 and $45,000 for the years ended December 31, 2010 and 2009, respectively. The Company expects to contribute approximately $30,000 to the U.S. plans during 2011. The actual amounts to be contributed to the pension plans in 2011 will be determined at the Company's discretion.

Benefit Payments for Plans

Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2011	$41,886
2012	47,857
2013	42,928
2014	44,485
2015	50,346
2016 through 2020	256,060

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Discount rate	5.3%	5.8%
Rate of increase in compensation	4.0%	4.0%

Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans as of December 31, 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
Discount rate	5.8%	6.2%	6.3%
Rate of increase in compensation	4.0%	4.0%	4.1%
Expected return on plan assets	7.9%	8.2%	8.2%

To develop the discount rate assumption to be used for U.S. plans, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA- or better. The expected long-term rate of return assumption is based on the weighted average expected return of the various asset classes in the plans' portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 9 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is determined by the Company based upon annual reviews.

Pension Plans' Assets

The primary objective of the pension plans' investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans' assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The target allocation for plan assets is 60% to 70% equity securities and 30% to 40% debt securities.

Financial assets and liabilities, such as the Company's defined benefit pension plan assets, are valued at fair value using the market and income valuation approaches. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy is used to classify the inputs used to measure fair value:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.
Level 2	Inputs to the valuation methodology include:
	•	Quoted prices for similar assets or liabilities in active markets;
	•	Quoted prices for identical or similar assets or liabilities in inactive markets;
	•	Inputs other than quoted prices that are observable for the asset or liability;
	•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specific (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 9 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets:

	Pension Plans' Assets at Fair Value as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Corporate stock (1)	$111,828	$–	$–	$111,828
Insurance company nonpooled separate account (2)
Cash and cash equivalents	–	21,757	–	21,757
Corporate and other obligations	–	9,806	1,489	11,295
Common trusts and 103-12 investments (3)	–	572,573	–	572,573
Private equity funds	–	–	9,021	9,021

Total assets at fair value	$111,828	$604,136	$10,510	$726,474

(1)
This investment category includes publicly traded equity investments directly held by the plans.
(2)
The insurance company nonpooled separate account is focused on capital preservation and invests in fixed-income securities and money market instruments.
(3)
Common trusts and 103-12 investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes, and money markets.

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans' assets for the year ended December 31, 2010:

	Insurance Company Nonpooled Separate Account	Private Equity Funds	Total
Balance at the beginning of year	$1,699	$4,519	$6,218
Purchases, sales, issuances and settlements	(468)	4,889	4,421
Realized and unrealized gains (losses)	258	(387)	(129)

Balance at the end of year	$1,489	$9,021	$10,510

The amount of total (losses) gains during the period attributable to the change in unrealized (losses) gains relating to Level 3 net assets still held at the reporting date	$371	$(387)	$(16)

Supplemental Executive Retirement Plan

The Company maintains a domestic unfunded supplemental executive retirement plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 9 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $2,118, $2,088 and $2,598 in 2010, 2009 and 2008, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $21,412, $20,442 and $18,764 at December 31, 2010, 2009 and 2008, respectively.

Defined Contribution Plans

Substantially all U.S. employees are covered under a 401(k) savings plan in which they may invest 1% or more of eligible compensation, limited to maximum amounts as determined by the IRS. For most participants the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. The Company suspended the match provision for all of 2009 as part of the Company's actions to reduce costs in light of existing market conditions. On January 1, 2010, the match provision was reinstated for the 401(k) savings plan.

The plan also includes a feature in which participants hired after November 1, 1997 receive an annual Company contribution of 2% of their base pay. The plan allowed employees hired before November 1, 1997, at their election, to receive this contribution in exchange for forfeiting certain benefits under the pension plan.

The annual costs recognized for defined contribution plans were $7,039, $4,810 and $8,471 in 2010, 2009 and 2008, respectively.

Multi-Employer Plans

The Company participates in multi-employer plans for several of its operations in Europe. Pension costs for these plans are recognized as contributions are funded. The annual costs of these programs were $1,052, $1,322 and $1,509 in 2010, 2009 and 2008, respectively.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – INCOME TAXES

The components of income (loss) before income taxes for the three years ended December 31, 2010 were as follows:

	Year Ended December 31,
	2010	2009	2008
U.S.	$135,756	$110,909	$223,672
Non-U.S.	51,352	(24,171)	76,393

Total	$187,108	$86,738	$300,065

The components of income tax expense (benefit) for the three years ended December 31, 2010 were as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$30,642	$25,688	$51,700
Non-U.S.	15,532	15,943	21,880
State and local	4,337	3,364	6,576

	50,511	44,995	80,156
Deferred:
Federal	6,802	(4,612)	8,622
Non-U.S.	(2,640)	(2,735)	(1,435)
State and local	225	257	180

	4,387	(7,090)	7,367

Total	$54,898	$37,905	$87,523

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – INCOME TAXES (Continued)

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2010 were as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory rate of 35% applied to pre-tax income	$65,488	$30,358	$105,023
Effect of state and local income taxes, net of federal tax benefit	3,044	2,443	4,454
Taxes more (less) than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	1,250	21,556	(6,293)
Manufacturing deduction	(3,900)	(2,310)	(4,170)
U.S. tax (benefit) cost of foreign source income	(3,282)	(14,486)	(6,888)
Resolution of and other decreases in prior years' tax liabilities	(6,746)	(137)	(4,309)
Other	(956)	481	(294)

Total	$54,898	$37,905	$87,523

Effective tax rate	29.34%	43.70%	29.17%

Total income tax payments, net of refunds, were $40,970 in 2010, $33,522 in 2009 and $72,923 in 2008.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits are classified as "Accrued taxes" non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in "Income taxes." For the years ended December 31, 2010 and 2009, current income tax expense included $312 and $2,194 of interest and penalties, respectively. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $10,443 and $10,547, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2010	2009
Balance at January 1	$42,840	$34,183
Increase related to current year tax provisions	1,830	3,973
Increase related to prior years' tax positions	1,163	710
Increase related to acquisitions	438	6,617
Decrease related to settlements with taxing authorities	(507)	(1,685)
Resolution of and other decreases in prior years' tax liabilities	(4,950)	(1,200)
Other	(2,421)	242

Balance at December 31	$38,393	$42,840

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $22,925 at December 31, 2010 and $27,182 at December 31, 2009.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – INCOME TAXES (Continued)

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005. The Company is currently subject to an IRS audit for the tax years 2005 - 2008, various U.S. state audits, a Canadian tax audit for 2005 - 2007, a French tax audit for 2008 - 2009 and an Indonesian tax audit for 2003 - 2007.

The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Audits settled in 2011 will reduce unrecognized tax benefits by $6,431. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $10,477 in prior years' unrecognized tax benefits in 2011.

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2010 and 2009, were as follows:

	December 31,
	2010	2009
Deferred tax assets:
Tax loss and credit carryforwards	$45,383	$44,634
Inventory	8,190	10,724
Other accruals	16,024	16,249
Employee benefits	17,304	14,445
Pension obligations	36,251	42,106
Other	13,662	13,572

	136,814	141,730
Valuation allowance	(38,451)	(34,095)

	98,363	107,635
Deferred tax liabilities:
Property, plant and equipment	37,191	35,316
Intangible assets	15,170	13,766
Inventory	5,246	11,012
Pension obligations	2,239	2,016
Other	9,369	12,104

	69,215	74,214

Total	$29,148	$33,421

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – INCOME TAXES (Continued)

At December 31, 2010, certain subsidiaries had tax loss carryforwards of approximately $140,010 that will expire in various years from 2011 through 2026, except for $38,693 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2010, a valuation allowance of $38,451 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Company's assessment of future taxable income or tax planning strategies changes.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $4,690 that are not expected to be permanently reinvested were not significant.

NOTE 11 – DERIVATIVES

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

All derivatives are recognized at fair value on the Company's Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in operating activities in the Company's Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial for the three years ended December 31, 2010.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2010. The Company does not expect any counterparties to fail to meet their obligations.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 11 – DERIVATIVES (Continued)

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $33,221 at December 31, 2010 and $3,570 at December 31, 2009. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in "Accumulated other comprehensive income" ("AOCI") and subsequently reclassified to "Cost of goods sold" or "Sales" for hedges of purchases and sales, respectively, as the underlying hedged transactions affected earnings.

Fair value hedges

The Company had no fair value hedges outstanding at December 31, 2010 and 2009.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $173,116 at December 31, 2010 and $102,410 at December 31, 2009. The fair value gains or losses from these contracts are recognized in "Selling, general and administrative expenses," offsetting the losses or gains on the exposures being hedged.

The Company has short-term silver forward contracts with a notional amount of 380,000 troy ounces at December 31, 2010. Realized and unrealized gains and losses on these contracts were recognized in earnings.

Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2010		December 31, 2009
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$381	$728	$63	$12
Not designated as hedging instruments:
Foreign exchange contracts	252	1,228	133	1,017
Commodity contracts	–	1,051	611	186

Total derivatives	$633	$3,007	$807	$1,215

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 11 – DERIVATIVES (Continued)

The effects of designated fair value hedges and undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2010 and 2009 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2010	2009
Fair value hedges:
Interest rate swaps	Interest expense	$–	$181
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	(1,481)	(6,053)
Commodity contracts	Cost of goods sold	(4,451)	3,613
Commodity contracts	Other income	(112)	–

The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2010 and 2009 consisted of the following:

	December 31,
Total gain (loss) recognized in AOCI, net of tax	2010	2009
Foreign exchange contracts	$(352)	$(5)
Commodity contracts	–	(639)

The Company expects a loss of $352 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2010	2009
Foreign exchange contracts	Sales	$137	$(149)
	Cost of goods sold	(720)	1,851
Commodity contracts	Cost of goods sold	(1,029)	(6,150)

NOTE 12 – FAIR VALUE

Financial assets and liabilities, such as the Company's derivative contracts, are valued at fair value using the market and income valuation approaches. The Company uses the market approach to value similar assets and liabilities in active markets and the income approach that consists of discounted cash flow models that take into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date.

The following hierarchy is used to classify the inputs used to measure fair value:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 12 – FAIR VALUE (Continued)

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of fair value measurements:

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$633	$–	$633	$–

Liabilities:
Foreign exchange contracts	$1,956	$–	$1,956	$–
Commodity contracts	1,051	–	1,051	–

Total liabilities	$3,007	$–	$3,007	$–

There were no transfers between Levels 1, 2, or 3 fair value measurements during 2010. The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of "Cash and cash equivalents," "Accounts receivable," "Amounts due banks" and "Trade accounts payable" approximated book value due to the short-term nature of these instruments at both December 31, 2010 and December 31, 2009. See Note 6 for the fair value estimate of debt.

NOTE 13 – OPERATING LEASES

The Company leases sales offices, warehouses and distribution centers, transportation equipment, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $14,155 in 2010, $14,275 in 2009 and $14,679 in 2008.

At December 31, 2010, total future minimum lease payments for noncancelable operating leases were $10,567 in 2011, $7,447 in 2012, $4,970 in 2013, $3,469 in 2014, $2,348 in 2015 and $5,619 thereafter.

NOTE 14 – CONTINGENCIES

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include,

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 14 – CONTINGENCIES (Continued)

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

The Company's accrual for contingent liabilities, primarily for product liability claims, was $5,711 as of December 31, 2010 and $15,333 as of December 31, 2009. The accrual is included in "Other current liabilities." The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $1,616 as of December 31, 2010 and $11,235 as of December 31, 2009. The asset is included in "Other current assets." The decrease in the accrual for contingent liabilities and related recoveries from insurance carriers is primarily due to the change in the Company's assessment of the probability of loss for two product liability claims during the third quarter 2010. Damages previously awarded against the Company were vacated on appeal for one of the claims while a plaintiff verdict was reversed on appeal for the other claim. The reversal of accruals for the aforementioned claims resulted in reducing "Cost of goods sold" by $2,144 in 2010.

Based on the Company's historical experience in litigating product liability claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company's current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate (exclusive of defense costs), will not have a material effect upon the Company's consolidated financial statements.

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2010
Net sales	$470,958	$515,584	$519,338	$564,292
Gross profit	123,333	148,583	144,071	147,832
Income before income taxes	34,741	51,572	48,819	51,976
Net income	23,728	32,540	32,473	41,503
Basic earnings per share	$0.56	$0.77	$0.77	$0.99
Diluted earnings per share	$0.55	$0.76	$0.76	$0.98
2009
Net sales	$411,751	$413,283	$441,802	$462,449
Gross profit	90,248	106,391	125,131	134,498
(Loss) income before income taxes	(2,155)	24,504	24,361	40,028
Net (loss) income	(3,594)	15,068	12,757	24,345
Basic (loss) earnings per share	$(0.08)	$0.36	$0.30	$0.57
Diluted (loss) earnings per share	$(0.08)	$0.35	$0.30	$0.57

The quarter ended December 31, 2010 includes a net charge of $1,788 ($1,697 after-tax) for rationalization costs associated with the consolidation of manufacturing operations initiated in 2009 and

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

related asset impairment charges of $387 ($305 after-tax) offset by gains on the disposal of assets at rationalized operations, a gain of $108 after-tax in noncontrolling interests related to the impairment of assets for a majority-owned consolidated subsidiary in the Asia Pacific Welding segment and income of $5,092 was recognized due to an adjustment in tax liabilities for a change in applicable tax regulations in the Asia Pacific Welding segment.

The quarter ended September 30, 2010 includes net rationalization gains of $227 ($231 after-tax) primarily related to the costs associated with the consolidation of manufacturing operations initiated in 2009 and related asset impairment charges of $496 ($496 after-tax) offset by gains on the disposal of assets at rationalized operations, a charge of $815 ($815 after-tax) in Cost of goods sold related to the change in functional currency for the Company's operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency and a charge of $44 after-tax in noncontrolling interests associated with gains recognized on the disposal of assets for a majority-owned consolidated subsidiary.

The quarter ended June 30, 2010 includes net rationalization gains of $3,629 ($3,773 after-tax) primarily related to gains on the sale of assets at rationalized operations in the Europe Welding and Asia Pacific Welding segments, a charge of $2,319 ($2,319 after-tax) in Cost of goods sold for the South America Welding segment related to the change in functional currency for the Company's operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency and a charge of $1,846 after-tax in noncontrolling interests associated with the rationalization gain for a majority-owned consolidated subsidiary.

The quarter ended March 31, 2010 includes net rationalization charges of $801 ($612 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009 and a net gain of $11 (a net charge of $426 after-tax) for the South America Welding segment related to the change in the functional currency for the Company's subsidiary in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.

The quarter ended December 31, 2009 includes a charge of $1,237 ($1,122 after-tax) related to rationalization activities to align the business to current market conditions and related asset impairment charges of $2,061 ($1,664 after-tax). The Company also incurred impairment charges of $879 ($596 after-tax) to certain indefinite-lived intangible assets.

The quarter ended September 30, 2009 includes a charge of $7,144 ($6,340 after-tax) relating to rationalization activities to align the business to current market conditions including the closure of a manufacturing operation in the Europe Welding segment and the consolidation of certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments and a loss of $7,943 ($7,943 after-tax) on the acquisition of Jin Tai.

The quarter ended June 30, 2009 includes a charge of $6,877 ($6,639 after-tax) related to the Company's rationalization activities to align the business to current market conditions including the closure of a manufacturing operation in The Harris Products Group segment, a pension settlement gain of $2,144 ($2,144 after-tax), a charge of $601 after-tax in noncontrolling interests associated with the

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

pension settlement gain for a majority-owned consolidated subsidiary, and a gain on the sale of a property by the Company's joint venture in Turkey of $5,667 ($5,667 after-tax).

The quarter ended March 31, 2009 includes a charge of $11,699 ($7,428 after-tax) related to the Company's rationalization activities to align the business to current market conditions including a voluntary separation incentive program covering certain U.S.-based employees.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged to Other Accounts	(2) Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$8,174	$3,146	$(425)	$3,040	$7,855
Year ended December 31, 2009	7,673	2,685	368	2,552	8,174
Year ended December 31, 2008	7,424	3,986	(735)	3,002	7,673
(1)
Currency translation adjustment.

(2)
Uncollectible accounts written-off, net of recoveries.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. (REMOVED AND RESERVED)
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except per share amounts)
LINCOLN ELECTRIC HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS LINCOLN ELECTRIC HOLDINGS, INC. AND SUBSIDIARIES (In thousands)