Form 10-Q
period 2011-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2011-05-02
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

The number of shares outstanding of the registrant’s common shares as of March 31, 2011 was 42,176,086.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
	CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	3
	CONSOLIDATED BALANCE SHEETS (UNAUDITED)	4
	CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	5
	NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		17
Item 3. Quantitative and Qualitative Disclosures About Market Risk		23
Item 4. Controls and Procedures		24

PART II. OTHER INFORMATION		24
Item 1. Legal Proceedings		24
Item 1A. Risk Factors		25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		25
Item 5. Other Information		25
Item 6. Exhibits		25

Signature		26

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-32.1

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$599,179	$470,958
Cost of goods sold	437,741	347,625
Gross profit	161,438	123,333

Selling, general & administrative expenses	101,619	87,775
Rationalization and asset impairment charges	357	801
Operating income	59,462	34,757

Other income (expense):
Interest income	608	635
Equity earnings in affiliates	830	430
Other income	1,295	433
Interest expense	(1,658)	(1,514)
Total other income (expense)	1,075	(16)

Income before income taxes	60,537	34,741
Income taxes	13,595	10,975
Net income including noncontrolling interests	46,942	23,766
Noncontrolling interests in subsidiaries’ earnings	32	38
Net income	$46,910	$23,728

Basic weighted average shares outstanding	41,895	42,404
Effect of dilutive securities - stock options and awards	544	360
Diluted weighted average shares outstanding	42,439	42,764

Basic earnings per share	$1.12	$0.56
Diluted earnings per share	$1.11	$0.55

Cash dividends declared per share	$0.31	$0.28

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011	December 31, 2010
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$341,415	$366,193
Accounts receivable (less allowance for doubtful accounts of $8,359 in 2011; $7,855 in 2010)	376,857	321,948
Inventories:
Raw materials	105,718	85,232
Work-in-process	48,618	38,706
Finished goods	214,618	167,792
Total inventory	368,954	291,730

Other current assets	107,979	102,641
Total Current Assets	1,195,205	1,082,512

Property, Plant and Equipment
Land	44,908	43,701
Buildings	323,933	313,861
Machinery and equipment	731,341	712,362
	1,100,182	1,069,924
Less accumulated depreciation	610,362	591,358
Property, Plant and Equipment, Net	489,820	478,566

Non-current assets	228,545	222,710

TOTAL ASSETS	$1,913,570	$1,783,788

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$12,003	$11,283
Trade accounts payable	215,495	147,111
Other current liabilities	184,001	175,403
Current portion of long-term debt	83,370	1,795
Total Current Liabilities	494,869	335,592

Long-Term Liabilities
Long-term debt, less current portion	1,818	84,627
Accrued pensions	113,371	121,994
Other long-term liabilities	91,521	92,097
Total Long-Term Liabilities	206,710	298,718

Shareholders’ Equity
Common shares	4,929	4,929
Additional paid-in capital	171,587	167,376
Retained earnings	1,354,387	1,320,552
Accumulated other comprehensive loss	(118,352)	(141,948)
Treasury shares	(216,846)	(217,412)
Total Shareholders’ Equity	1,195,705	1,133,497
Noncontrolling interests	16,286	15,981
Total Equity	1,211,991	1,149,478

TOTAL LIABILITIES AND EQUITY	$1,913,570	$1,783,788

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,910	$23,728
Noncontrolling interests in subsidiaries’ earnings	32	38
Net income including noncontrolling interests	46,942	23,766
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	227	—
Depreciation and amortization	15,206	14,237
Equity earnings in affiliates, net	(362)	(168)
Deferred income taxes	11,635	(7,305)
Stock-based compensation	1,468	1,976
Amortization of terminated interest rate swaps	(460)	(460)
Amortization of pension actuarial losses and prior service cost	5,457	5,311
Other non-cash items, net	740	(3,147)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(43,324)	(40,279)
Increase in inventories	(62,064)	(23,017)
Increase in other current assets	(2,318)	(8,058)
Increase in trade accounts payable	55,553	38,316
(Decrease) increase in other current liabilities	(2,112)	21,486
Decrease in accrued pensions	(7,404)	(7,582)
Net change in other long-term assets and liabilities	(2,446)	520
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,738	15,596

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,503)	(9,771)
Acquisition of businesses, net of cash acquired	(17,881)	—
Proceeds from sale of property, plant and equipment	142	42
NET CASH USED BY INVESTING ACTIVITIES	(33,242)	(9,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	4,780	10,644
Payments on short-term borrowings	(4,967)	(13,642)
Amounts due banks, net	(238)	1,389
Proceeds from long-term borrowings	—	30
Payments on long-term borrowings	(894)	(421)
Proceeds from exercise of stock options	2,864	196
Tax benefit from exercise of stock options	715	78
Purchase of shares for treasury	(905)	(2,869)
Cash dividends paid to shareholders	(12,987)	(11,885)
NET CASH USED BY FINANCING ACTIVITIES	(11,632)	(16,480)

Effect of exchange rate changes on Cash and cash equivalents	3,358	(915)
DECREASE IN CASH AND CASH EQUIVALENTS	(24,778)	(11,528)

Cash and cash equivalents at beginning of period	366,193	388,136
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$341,415	$376,608

 See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The accompanying Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.

Venezuela — Foreign Currency

Effective January 1, 2010, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar).  A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of the Venezuelan currency (the “bolivar”) for U.S. dollars at the official (government established) exchange rates.  An unregulated parallel market that existed for exchanging bolivars for U.S. dollars through securities transactions was terminated by the Venezuelan government on May 17, 2010 and subsequently established as a regulated market on June 9, 2010.

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

In December 2010, the Venezuelan government announced the elimination of the Essential Rate effective as of January 1, 2011.  The impact of the elimination of the Essential Rate did not have a significant impact on the Company’s consolidated financial statements.

Venezuela — Highly Inflationary Economy

Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The net bolivar-denominated monetary liability position was $2,004 at March 31, 2011 and $4,715 at December 31, 2010.

The devaluation of the bolivar and the change to the U.S. dollar as the functional currency for the three months ended March 31, 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $2,621 due to the liquidation of inventory valued at the historical exchange rate.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force.”  The objective of ASU No. 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  ASU 2010-29 was adopted by the Company on January 1, 2011 and did not have an impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.”  This update provides amendments to the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25.  ASU No. 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement.  ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements.  This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Alternatively, adoption may be on a retrospective basis.  ASU 2009-13 was adopted by the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

NOTE 3 — ACQUISITIONS

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,555 in cash and assumed debt.  The preliminary fair value of the assets acquired were $8,182, resulting in goodwill of $8,373.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States (“CIS”).  Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) (“Arc Products”) for approximately $3,280 in cash and a contingent consideration liability fair valued at $3,806.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The preliminary fair value of the assets acquired were $3,613, resulting in goodwill of $3,473.  Arc Products was a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California.  Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities.  The acquisition will complement the Company’s ability to serve global customers in the nuclear, power generation and process industries worldwide.  Sales for Arc Products during 2010 were not significant.

Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.

On October 29, 2010, the Company acquired all of the outstanding stock of Mezhgosmetiz-Mtsensk OAO (“MGM”), a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt.  This acquisition represented the Company’s first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and CIS welding markets.  Annual sales at the date of acquisition were approximately $30,000.

NOTE 4 — SEGMENT INFORMATION

The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  The Company also has a leading global position in the brazing and soldering alloys market.  The Company has aligned its business units into five operating segments to enhance the utilization of the Company’s worldwide resources and global sourcing initiatives.  The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group.  The North America Welding segment includes welding operations in the United States, Canada and Mexico.  The Europe Welding segment includes welding operations in Europe, Russia and Africa.  The other two welding

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

segments include welding operations in Asia Pacific and South America, respectively.  The fifth segment, The Harris Products Group, includes the Company’s global cutting, soldering and brazing businesses as well as the retail business in the United States.

Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes (“EBIT”), as adjusted.  Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended March 31, 2011
Net sales	$280,757	$114,208	$87,560	$34,073	$82,581	$—	$599,179
Inter-segment sales	35,127	3,835	3,213	—	2,233	(44,408)	—
Total	$315,884	$118,043	$90,773	$34,073	$84,814	$(44,408)	$599,179

EBIT, as adjusted	$46,636	$5,912	$126	$2,048	$6,543	$679	$61,944
Special items charge (gain)	—	358	(1)	—	—	—	357
EBIT	$46,636	$5,554	$127	$2,048	$6,543	$679	$61,587
Interest income							608
Interest expense							(1,658)
Income before income taxes							$60,537

Total assets	$959,142	$494,139	$355,236	$103,952	$293,471	$(292,370)	$1,913,570

Three months ended March 31, 2010
Net sales	$231,335	$84,676	$71,945	$22,748	$60,254	$—	$470,958
Inter-segment sales	24,908	3,558	2,501	194	1,731	(32,892)	—
Total	$256,243	$88,234	$74,446	$22,942	$61,985	$(32,892)	$470,958

EBIT, as adjusted	$30,996	$1,098	$982	$1,335	$2,741	$(742)	$36,410
Special items charge (gain)	—	540	261	(11)	—	—	790
EBIT	$30,996	$558	$721	$1,346	$2,741	$(742)	$35,620
Interest income							635
Interest expense							(1,514)
Income before income taxes							$34,741

Total assets	$879,670	$370,571	$314,274	$76,773	$263,900	$(147,925)	$1,757,263

In 2011, special items include net charges of $357 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.

In 2010, special items include charges of $540 for rationalization actions in the Europe Welding segment and a charge of $261 for rationalization actions in the Asia Pacific Welding segment, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment includes a net gain of $11 for the impacts to the Company’s operation in Venezuela resulting from the change in functional currency to the U.S. dollar and devaluation of the Venezuelan currency.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  The Company recognized a net charge of $357 for the three months ended March 31, 2011 related to these activities for employee severance, asset impairments, loss on disposal of equipment and other related charges.  At March 31, 2011, a liability relating to these actions of $1,316 was recognized in “Other current liabilities.”  The Company does not expect any further material costs associated with these actions in 2011 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2011.

The following table summarizes the activity related to the rationalization liabilities by segment:

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2010	$411	$90	$930	$1,431
Payments and other adjustments	(120)	(89)	(36)	(245)
Charged to expense	131	(1)	—	130
Balance at March 31, 2011	$422	$—	$894	$1,316

NOTE 6 — STOCK-BASED COMPENSATION

The Company issued 67,284 and 8,275 shares of common stock from treasury upon exercise of employee stock options during the three months ended March 31, 2011 and 2010, respectively, and 1,069 shares of common stock from treasury for dividends earned on the vesting of restricted shares during the three months ended March 31, 2011.  The Company granted 1,200 and 800 stock options during the three months ended March 31, 2011 and 2010, respectively and 1,336 restricted shares during the three months ended March 31, 2010.  The restricted shares granted during the three months ended March 31, 2010 were issued from treasury.

For the three months ended March 31, 2011 and 2010, common shares subject to equity-based awards of 243,105 and 700,058, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 15 million shares of the Company’s common stock.  At management’s discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors.  During the three months ended March 31, 2011, the Company purchased no shares in the open market under this plan.  As of March 31, 2011, there remained 3,081,493 shares available for repurchase under the stock repurchase program.  The treasury shares have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 8 — COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net income including noncontrolling interests	$46,942	$23,766
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of ($14) in 2011 and $148 in 2010	(228)	278
Defined benefit pension plan activity, net of tax of $2,410 in 2011 and $2,122 in 2010	3,319	3,276
Currency translation adjustment	20,778	(6,707)
Total comprehensive income	70,811	20,613
Total comprehensive income attributable to noncontrolling interests	305	37
Total comprehensive income attributable to shareholders	$70,506	$20,576

NOTE 9 — EQUITY

Changes in equity for the three months ended March 31, 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,133,497	$15,981	$1,149,478
Comprehensive income:
Net income	46,910	32	46,942
Other comprehensive income	23,596	273	23,869
Total comprehensive income	70,506	305	70,811

Cash dividends declared - $0.31 per share	(13,075)	—	(13,075)
Issuance of shares under benefit plans	5,682	—	5,682
Purchase of shares for treasury	(905)	—	(905)
Balance at March 31, 2011	$1,195,705	$16,286	$1,211,991

Changes in equity for the three months ended March 31, 2010 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$1,072,346	$13,329	$1,085,675
Comprehensive income:
Net income	23,728	38	23,766
Other comprehensive income	(3,152)	(1)	(3,153)
Total comprehensive income	20,576	37	20,613

Cash dividends declared - $0.28 per share	(11,924)	—	(11,924)
Issuance of shares under benefit plans	2,249	—	2,249
Purchase of shares for treasury	(2,869)	—	(2,869)
Balance at March 31, 2010	$1,080,378	$13,366	$1,093,744

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 10 — INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $73,478 and $70,906 at March 31, 2011 and December 31, 2010, respectively.

NOTE 11 — ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

“Other current liabilities” at March 31, 2011 and 2010 include accruals for year-end bonuses and related payroll taxes of $26,665 and $16,765, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from March 31, 2010 to March 31, 2011 is due to the increase in profitability of the Company.

NOTE 12 — CONTINGENCIES

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $5,780 as of March 31, 2011 and $5,711 as of December 31, 2010.  The accrual is included in “Other current liabilities.”  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $1,591 as of March 31, 2011 and $1,616 as of December 31, 2010.  The asset is included in “Other current assets.”

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

NOTE 13 — PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service.  Warranty services are provided for periods up to three years from the date of sale.  The accrual for product warranty claims is included in “Other current liabilities.”

The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$16,879	$16,768
Charged to expense	2,557	1,482
Deductions	(2,588)	(1,987)
Foreign currency translation	247	(263)
Balance at end of period	$17,095	$16,000

Warranty expense was 0.4 % and 0.3% of sales for the three months ended March 31, 2011 and 2010, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 — DEBT

As of March 31, 2011, the Company was in compliance with its debt covenants.  The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (“Credit Agreement”) which was entered into on November 18, 2009, of which $145,903 was available on March 31, 2011.  The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of March 31, 2011.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $410 in the three months ended March 31, 2011 and 2010, respectively, and is expected to reduce annual interest expense by $1,661 during 2011.  At March 31, 2011, $1,579 remains to be amortized and is recognized in “Long-term debt, current portion.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.1 % for the three months ended March 31, 2011.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$4,335	$4,044
Interest cost	10,957	10,895
Expected return on plan assets	(14,355)	(12,281)
Amortization of prior service cost	(15)	(11)
Amortization of net loss	5,472	5,322
Defined benefit plans	6,394	7,969
Multi-employer plans	235	278
Defined contribution plans	2,053	1,814
Total pension cost	$8,682	$10,061

The Company voluntarily contributed $7,000 to its defined benefit plans in the United States during the three months ended March 31, 2011 and expects to contribute a total of $30,000 to its defined benefit plans in the United States during 2011.

The expected return on plan assets increased in 2011 due to higher investment balances in plan assets at December 31, 2010 than at December 31, 2009.

NOTE 16 — INCOME TAXES

The Company recognized $13,595 of tax expense on pre-tax income of $60,537, resulting in an effective income tax rate of 22.5% for the three months ended March 31, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized and a tax benefit of $4,844 for tax audit settlements.

The effective income tax rate of 31.6% for the three months ended March 31, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The anticipated effective income tax rate for 2011 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of March 31, 2011, the Company had $33,405 of unrecognized tax benefits.  If recognized, approximately $19,959 would be recognized as a component of income tax expense.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.  The Company is currently subject to an IRS audit for the tax years 2007 — 2008, various U.S. state audits, a Canadian tax audit for 2005 — 2007, a French tax audit for 2008 — 2009, a Russian tax audit for 2009 and an Indonesian tax audit for 2003 — 2007.  The Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $10,705 in prior years’ unrecognized tax benefits by the end of the first quarter 2012.

NOTE 17 — DERIVATIVES

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the three months ended March 31, 2011 and 2010.

The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2011.  The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $44,329 and $33,221 at March 31, 2011 and December 31, 2010, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Fair Value Hedges

The Company had no fair value hedges outstanding at March 31, 2011 or December 31, 2010.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $184,409 and $173,116 at March 31, 2011 and December 31, 2010, respectively.  The fair value gains or losses from these contracts are recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company had short-term silver and copper forward contracts with notional amounts of 380,000 troy ounces and 750 thousand pounds, respectively, at March 31, 2011.  The notional amount of short-term silver contracts was 380,000 troy ounces at December 31, 2010.  Realized and unrealized gains and losses on these contracts were recognized in earnings.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	March 31, 2011		December 31, 2010
	Other	Other	Other	Other
	Current	Current	Current	Current
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$360	$932	$381	$728

Not designated as hedging instruments:
Foreign exchange contracts	310	1,075	252	1,228
Commodity contracts	67	1,355	—	1,051
Total derivatives	$737	$3,362	$633	$3,007

The effects of designated fair value hedges and undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 consisted of the following:

		Three Months Ended
		March 31,
Derivatives by hedge designation	Classification of gains (losses)	2011	2010
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(3,538)	$(1,989)
Commodity contracts	Cost of goods sold	(2,877)	(104)
Commodity contracts	Other income	(12)	—

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2011	December 31, 2010
Foreign exchange contracts	$(580)	$(352)

		Three Months Ended
		March 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2011	2010
Foreign exchange contracts	Sales	$51	$11
	Cost of goods sold	(573)	(75)
Commodity contracts	Cost of goods sold	—	(546)

The Company expects a loss of $580 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 18 — FAIR VALUE

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of March 31, 2011 measured at fair value on a recurring basis:

	Balance as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$670	$—	$670	$—
Commodity contracts	67	—	67	—
Total assets	$737	$—	$737	$—

Liabilities:
Foreign exchange contracts	$2,007	$—	$2,007	$—
Commodity contracts	1,355	—	1,355	—
Contingent consideration	3,892	—	—	3,892
Total liabilities	$7,254	$—	$3,362	$3,892

The following table provides a summary of assets and liabilities as of December 31, 2010 measured at fair value on a recurring basis:

	Balance as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$633	$—	$633	$—

Liabilities:
Foreign exchange contracts	$1,956	$—	$1,956	$—
Commodity contracts	1,051	—	1,051	—
Total liabilities	$3,007	$—	$3,007	$—

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the quarter ended March 31, 2011, there were no transfers between Levels 1, 2 or 3.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

In connection with the Arc Products acquisition the Company recorded a contingent consideration fair valued at $3,806 at January 31, 2011 and $3,892 at March 31, 2011, reflecting $86 of non-cash accretion.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is considered a Level 3 valuation and is estimated using a probability weighted discounted cash flow analysis.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both March 31, 2011 and December 31, 2010.  The fair value of long-term debt at March 31, 2011 and December 31, 2010, including the current portion, was approximately $86,682 and $88,120, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $85,188 and $86,422, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

NOTE 19 — SUBSEQUENT EVENTS

On April 29, 2011, the Company announced a two-for-one stock split of the Company’s common stock paid in the form of a 100% stock dividend effective May 31, 2011 for all shares outstanding on May 16, 2011.  The Company has not restated any share or per share amounts as a result of the stock split within this report.

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

General

The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes.  The Company’s product offering also includes regulators and torches used in oxy-fuel welding and cutting.  In addition, the Company has a leading global position in the brazing and soldering alloys market.

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

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011			2010			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$599,179	100.0%		$470,958	100.0%		$128,221	27.2%
Cost of goods sold	437,741	73.1%		347,625	73.8%		90,116	25.9%
Gross profit	161,438	26.9%		123,333	26.2%		38,105	30.9%
Selling, general & administrative expenses	101,619	17.0%		87,775	18.6%		13,844	15.8%
Rationalization and asset impairment charges	357	0.1%		801	0.2%		(444)	(55.4%	)
Operating income	59,462	9.9%		34,757	7.4%		24,705	71.1%
Interest income	608	0.1%		635	0.1%		(27)	(4.3%	)
Equity earnings in affiliates	830	0.1%		430	0.1%		400	93.0%
Other income	1,295	0.2%		433	0.1%		862	199.1%
Interest expense	(1,658)	(0.3%	)	(1,514)	(0.3%	)	(144)	(9.5%	)
Income before income taxes	60,537	10.1%		34,741	7.4%		25,796	74.3%
Income taxes	13,595	2.3%		10,975	2.3%		2,620	23.9%
Net income including noncontrolling interests	46,942	7.8%		23,766	5.0%		23,176	97.5%
Noncontrolling interests in subsidiaries’ earnings	32	—		38	—		(6)	(15.8%	)
Net income	$46,910	7.8%		$23,728	5.0%		$23,182	97.7%

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2011:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2010	Volume	Acquisitions	Price	Exchange	2011
Operating Segments
North America Welding	$231,335	$40,386	$448	$6,124	$2,464	$280,757
Europe Welding	84,676	14,750	8,022	5,150	1,610	114,208
Asia Pacific Welding	71,945	9,258	—	1,775	4,582	87,560
South America Welding	22,748	7,711	—	2,387	1,227	34,073
The Harris Products Group	60,254	6,526	—	14,943	858	82,581
Consolidated	$470,958	$78,631	$8,470	$30,379	$10,741	$599,179

% Change
North America Welding		17.5%	0.2%	2.6%	1.1%	21.4%
Europe Welding		17.4%	9.5%	6.1%	1.9%	34.9%
Asia Pacific Welding		12.9%	—	2.5%	6.4%	21.7%
South America Welding		33.9%	—	10.5%	5.4%	49.8%
The Harris Products Group		10.8%	—	24.8%	1.4%	37.1%
Consolidated		16.7%	1.8%	6.5%	2.3%	27.2%

Net sales volumes for the first quarter 2011 increased for all operating segments as a result of improved demand levels reflective of expanding industrial economies and modest market share gains.  Product pricing increased in all segments from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing increased in The Harris Products Group segment primarily as a result of the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.

With respect to changes in Net sales due to foreign exchange, the North America Welding segment increased principally due to a stronger Canadian dollar.  The Europe Welding segment increased principally due to a stronger euro and pound sterling.  The Asia Pacific Welding segment increased principally due to a stronger Australian dollar and Chinese renminbi.  The South America Welding segment and The Harris Products Group segment increased principally due to a stronger Brazilian real.

Gross Profit:  Gross profit increased 30.9% to $161,438 for the first quarter 2011 compared with $123,333 in the first quarter 2010.  As a percentage of Net sales, Gross profit increased to 26.9% in the first quarter 2011 from 26.2% in the first quarter 2010.  In the prior year period, the South America Welding segment recorded $2,621 of charges resulting from the change in functional currency and related devaluation of the Venezuelan currency.  Excluding this charge, Gross profit would have increased slightly where volume leverage was essentially offset by rising material costs.  Foreign currency exchange rates had a $2,037 favorable translation impact in the first quarter 2011.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher than prior year by $13,844, or 15.8%, in the first quarter 2011 compared with the first quarter 2010.  As a percentage of Net sales, SG&A expenses were 17.0% in 2011 and 18.6% in 2010.  The increase in SG&A expenses was predominantly due to higher bonus expense of $7,672, increased selling, administrative and research and development expense of $2,939, an unfavorable impact of foreign currency translation of $1,873 and higher foreign currency transaction losses of $4,224, partially offset by a decrease in legal expenses of $2,290.  In the prior year period, the South America Welding segment recorded a gain of $2,632 due to the change in the functional currency and related devaluation of the Venezuelan currency.

Rationalization and Asset Impairment Charges:  In the first quarter 2011, the Company recognized $357 ($281 after-tax) in charges primarily related to rationalization actions initiated in 2009.

Interest Income:  Interest income decreased to $608 in the first quarter 2011 from $635 in the first quarter 2010.  The decrease was due to lower average Cash and cash equivalents balances in 2011 when compared with 2010.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $830 in the first quarter 2011 compared with earnings of $430 in the first quarter 2010.  The increase was due to an increase in earnings of $217 in Turkey and an increase of $183 in Chile.

Interest Expense:  Interest expense increased to $1,658 in the first quarter 2011 from $1,514 in the first quarter 2010 as a result of higher interest rates partially offset by lower levels of debt in the current period.

Income Taxes:  The Company recognized $13,595 of tax expense on pre-tax income of $60,537, resulting in an effective income tax rate of 22.5% for the three months ended March 31, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized and a tax benefit of $4,844 for tax audit settlements.

The effective income tax rate of 31.6% for the three months ended March 31, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

Net Income:  Net income for the first quarter 2011 was $46,910 compared with Net income of $23,728 in the first quarter 2010.  Diluted earnings per share for the first quarter 2011 was $1.11 compared with $0.55 in the first quarter 2010.  Foreign currency exchange rate movements had a favorable translation effect of $126 on Net income for the first quarter 2011.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income and Adjusted diluted earnings per share, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance.  These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results.  Non-GAAP financial measures should be read in conjunction with the GAAP financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended March 31,
	2011	2010
Operating income as reported	$59,462	$34,757
Special items (pre-tax):
Rationalization and asset impairment charges	357	801
Venezuela - functional currency change and devaluation	—	(11)
Adjusted operating income	$59,819	$35,547

Special items included in Operating income during the first quarter 2011 include net rationalization and asset impairment charges of $357 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.

Special items included in Operating income for the first quarter 2010 include rationalization charges of $801 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2010 also include a net gain of $11 for the South America Welding segment related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.  This net gain includes a foreign currency transaction gain of $2,632 included in SG&A expense and incremental cost of $2,621 included in Cost of goods sold.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Net income as reported	$46,910	$23,728
Special items (after-tax):
Rationalization and asset impairment charges	281	612
Venezuela - functional currency change and devaluation	—	426
Adjustment for tax audit settlements	(4,844)	—
Adjusted net income	$42,347	$24,766

Diluted earnings per share as reported	$1.11	$0.55
Special items	(0.11)	0.03
Adjusted diluted earnings per share	$1.00	$0.58

Special items included in Net income for the first quarter 2011 include net after-tax rationalization and asset impairment charges of $281 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2011 also include a gain of $4,844 related to a favorable adjustment for tax audit settlements in the North America Welding segment.

Special items included in Net income for the first quarter 2010 include after-tax rationalization charges of $612 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2010 also include a net after-tax charge of $426 for the South America Welding segment related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.

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

The Company continues to expand globally and periodically looks at transactions that would involve significant investments.  The Company can fund its global expansion plans with operational cash flow, but a significant acquisition may require access to capital markets, in particular, the long-term debt market, as well as the syndicated bank loan market.  The Company’s financing strategy is to fund itself at the lowest after-tax cost of funding.  Where possible, the Company utilizes operational cash flows and raises capital in the most efficient market, usually the United States, and then lends funds to the specific subsidiary that requires funding.  If additional acquisitions providing appropriate financial benefits become available, additional expenditures may be made.

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2011	2010	Change
Cash provided by operating activities	$16,738	$15,596	$1,142
Cash used by investing activities	(33,242)	(9,729)	(23,513)
Capital expenditures	(15,503)	(9,771)	(5,732)
Acquisition of businesses, net of cash acquired	(17,881)	—	(17,881)
Proceeds from sale of property, plant and equipment	142	42	100
Cash used by financing activities	(11,632)	(16,480)	4,848
Payments on short-term borrowings, net	(425)	(1,609)	1,184
Payments on long-term borrowings, net	(894)	(391)	(503)
Proceeds from exercise of stock options	2,864	196	2,668
Tax benefit from exercise of stock options	715	78	637
Purchase of shares for treasury	(905)	(2,869)	1,964
Cash dividends paid to shareholders	(12,987)	(11,885)	(1,102)
Decrease in Cash and cash equivalents	(24,778)	(11,528)

Cash and cash equivalents decreased 6.8% or $24,778 during the three months ended March 31, 2011 to $341,415 from $366,193 as of December 31, 2010.  This compares to a decrease of 3.0% or $11,528 to $376,608 during the three months ended March 31, 2010.

Cash provided by operating activities increased by $1,142 for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  This increase was predominantly related to an increase in Net income offset by increases in net operating working capital required to support higher sales levels.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 22.1% at March 31, 2011 compared with 20.7% at December 31, 2010 and decreased from 23.8% at March 31, 2010.  Days sales in inventory increased to 105.2 days at March 31, 2011 from 89.8 days at December 31, 2010 and decreased from 106.1 days at March 31, 2010.  Accounts receivable days increased to 60.6 days at March 31, 2011 from 55.4 days at December 31, 2010 and decreased from 62.6 days at March 31, 2010.  Average days in accounts payable increased to 49.7 days at March 31, 2011 from 35.2 days at December 31, 2010 and 40.2 days at March 31, 2010.

Cash used by investing activities for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 increased by $23,513.  This reflects an increase in capital expenditures of $5,732 to $15,503 from $9,771 in the three months ended March 31, 2010, and an increase in cash used in the acquisition of businesses of $17,881.  The Company anticipates capital expenditures in 2011 to approximate $60,000.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company’s continuing international expansion.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities decreased by $4,848 to $11,632 in the three months ended March 31, 2011 compared with the comparable period of 2010.  The decrease was predominantly due to higher proceeds from the exercise of stock options of $2,668, a decrease in purchases of common shares for treasury of $1,964 and decreased net payments of short-term borrowings of $1,184 compared with the prior year comparable period.

The Company’s debt levels decreased from $97,705 at December 31, 2010 to $97,191 at March 31, 2011.  Debt to total invested capital decreased to 7.4% at March 31, 2011 from 7.8% at December 31, 2010.  Included in the Company’s debt levels is a Senior Unsecured Note with a balance of $80,000, which is due March 2012.  The Company expects to repay this note with cash generated by operations, existing cash balances or through borrowings under its existing credit facilities.

In April 2011, the Company paid a cash dividend of $0.31 per share, or $13,019, to shareholders of record on March 31, 2011.

Venezuela — Foreign Currency

Effective January 1, 2010, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency (U.S. dollar).  A currency control board exists in Venezuela that is responsible for foreign exchange procedures, including approval of requests for exchanges of the Venezuelan currency (the “bolivar”) for U.S. dollars at the official (government established) exchange rates.  An unregulated parallel market that existed for exchanging bolivars for U.S. dollars through securities transactions was terminated by the Venezuelan government on May 17, 2010 and subsequently established as a regulated market on June 9, 2010.

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

In December 2010, the Venezuelan government announced the elimination of the Essential Rate effective as of January 1, 2011.  The impact of the elimination of the Essential Rate did not have a significant impact on the Company’s consolidated financial statements.

Venezuela — Highly Inflationary Economy

Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The net bolivar-denominated monetary liability position was $2,004 at March 31, 2011 and $4,715 at December 31, 2010.

The devaluation of the bolivar and the change to the U.S. dollar as the functional currency for the three months ended March 31, 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $2,621 due to the liquidation of inventory valued at the historical exchange rate.

New Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,555 in cash and assumed debt.  The preliminary fair value of the assets acquired were $8,182, resulting in goodwill of $8,373.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States (“CIS”).  Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) (“Arc Products”) for approximately $3,280 in cash and a contingent consideration liability fair valued at $3,806.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The preliminary fair value of the assets acquired were $3,613, resulting in goodwill of $3,473.  Arc Products was a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California.  Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities.  The acquisition will complement the Company’s ability to serve global customers in the nuclear, power generation and process industries worldwide.  Sales for Arc Products during 2010 were not significant.

Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.

On October 29, 2010, the Company acquired all of the outstanding stock of Mezhgosmetiz-Mtsensk OAO (“MGM”), a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt.  This acquisition represented the Company’s first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and CIS welding markets.  Annual sales at the date of acquisition were approximately $30,000.

Rationalization and Asset Impairments

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  The Company recognized a net charge of $357 for the three months ended March 31, 2011 related to these activities for employee severance, asset impairments, loss on disposal of equipment and other related charges.  At March 31, 2011, a liability relating to these actions of $1,316 was recognized in “Other current liabilities.”  The Company does not expect any further material costs associated with these actions in 2011 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2011.

Debt

As of March 31, 2011, the Company was in compliance with its debt covenants.  The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (“Credit Agreement”) which was entered into on November 18, 2009, of which $145,903 was available on March 31, 2011.  The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of March 31, 2011.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $410 in the three months ended March 31, 2011 and 2010, respectively, and is expected to reduce annual interest expense by $1,661 during 2011.  At March 31, 2011, $1,579 remains to be amortized and is recognized in “Long-term debt, current portion.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.1 % for the three months ended March 31, 2011.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; currency exchange and interest rates; adverse outcome of pending or potential litigation; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in this Form 10-Q and in the Company’s Annual Report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2010.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

At March 31, 2011, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,841 plaintiffs, which is a net decrease of 24 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.  Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 39,014 of those claims were dismissed, 17 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 578 were decided in favor of the Company following summary judgment motions.

At March 31, 2011, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 1,195 plaintiffs, which is a net decrease of 780 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  At March 31, 2011, cases involving 325 claimants were filed in or transferred to federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 15,639 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which has an appeal pending).  In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion.

On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that eight patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid.  Illinois Tool Works, Inc. filed a motion to dismiss this action, which the Court denied on June 21, 2007.  On September 7, 2007, the Court stayed the litigation, referencing pending reexaminations before the U.S. Patent and Trademark Office.  On June 17, 2008, the Company filed a motion to amend its pleadings in the foregoing matter to include several additional counts, including specific allegations of fraud on the U.S. Patent and Trademark Office with respect to portable professional welding machines and resulting monopoly power in that market.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results.

Economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters

Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, political unrest, public health concerns, labor disputes or natural disasters.  Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers.  Insurance proceeds may not adequately compensate the Company for the losses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common stock during the first quarter of 2011 were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2011	—	$—	—	3,081,493
February 1 - 28, 2011	12,988	69.26	—	3,081,493
March 1 - 31, 2011	79	72.79	—	3,081,493

(1)          The above share repurchases consist of the surrender of 13,067 shares of the Company’s common stock to satisfy minimum income tax withholding requirements related to the vesting of 47,388 restricted shares granted pursuant to the Company’s 2006 Equity and Performance Incentive Plan.

(2)          In October 2003, the Company’s Board of Directors authorized share repurchase programs for up to 15 million shares of the Company’s common stock.  Total shares purchased through the share repurchase programs were 11,918,507 shares at a cost of $314.2 million for a weighted average cost of $26.36 per share through March 31, 2011.

ITEM 5.  OTHER INFORMATION

(a) On April 29, 2011, the Company announced a two-for-one stock split in the form of a stock dividend.  The stock dividend will be distributed on May 31, 2011 to shareholders of record on the close of business on May 16, 2011.  Each holder of the Company’s common stock on the record date will receive one additional common share for each share of the Company’s common stock held.  The Company’s shares will begin trading on a split-adjusted basis on June 1, 2011.

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
May 2, 2011