Form 10-Q
period 2011-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2011-08-02
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common shares as of June 30, 2011 was 84,205,228 as adjusted to give effect of the two-for-one stock split as described in Part I, Item 1. Notes to Unaudited Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED BALANCE SHEETS (UNAUDITED)		4
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		18
Item 3. Quantitative and Qualitative Disclosures About Market Risk		26
Item 4. Controls and Procedures		26

PART II. OTHER INFORMATION		26
Item 1. Legal Proceedings		26
Item 1A. Risk Factors		27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		27
Item 5. Other Information		27
Item 6. Exhibits		28

Signature		29

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-32.1

Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-99.1 The Company’s Press Release dated July 29, 2011, regarding the acquisition of Techalloy.
EX-99.2 The Company’s Press Release dated July 29, 2011, regarding the acquisition of Torchmate.
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$699,293	$515,584	$1,298,472	$986,542
Cost of goods sold	503,789	367,001	941,530	714,626
Gross profit	195,504	148,583	356,942	271,916

Selling, general & administrative expenses	115,546	101,065	217,165	188,840
Rationalization and asset impairment charges (gains)	(75)	(3,629)	282	(2,828)
Operating income	80,033	51,147	139,495	85,904

Other income (expense):
Interest income	661	544	1,269	1,179
Equity earnings in affiliates	1,715	1,184	2,545	1,614
Other income	712	263	2,007	696
Interest expense	(1,627)	(1,566)	(3,285)	(3,080)
Total other income	1,461	425	2,536	409

Income before income taxes	81,494	51,572	142,031	86,313
Income taxes	24,472	17,265	38,067	28,240
Net income including noncontrolling interests	57,022	34,307	103,964	58,073
Noncontrolling interests in subsidiaries’ earnings	9	1,767	41	1,805
Net income	$57,013	$32,540	$103,923	$56,268

Basic weighted average shares outstanding	83,037	84,612	83,414	84,710
Effect of dilutive securities - stock options and awards	1,068	804	1,079	754
Diluted weighted average shares outstanding	84,105	85,416	84,493	85,464

Basic earnings per share	$0.69	$0.38	$1.25	$0.66
Diluted earnings per share	$0.68	$0.38	$1.23	$0.66

Cash dividends declared per share	$0.155	$0.14	$0.31	$0.28

Net income per common share, weighted average number of common shares outstanding and cash dividends declared per common share have been retroactively adjusted to give effect to the two-for-one stock split.  See Note 1 for additional information.

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011	December 31, 2010
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$337,915	$366,193
Accounts receivable (less allowance for doubtful accounts of $8,658 in 2011; $7,855 in 2010)	414,236	321,948
Inventories:
Raw materials	125,821	85,232
Work-in-process	54,655	38,706
Finished goods	244,004	167,792
Total inventory	424,480	291,730

Other current assets	101,837	102,641
Total Current Assets	1,278,468	1,082,512

Property, Plant and Equipment
Land	45,401	43,701
Buildings	330,215	313,861
Machinery and equipment	742,662	712,362
	1,118,278	1,069,924
Less accumulated depreciation	625,467	591,358
Property, Plant and Equipment, Net	492,811	478,566

Non-current assets	229,787	222,710

TOTAL ASSETS	$2,001,066	$1,783,788

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$12,784	$11,283
Trade accounts payable	228,474	147,111
Other current liabilities	215,377	175,403
Current portion of long-term debt	82,705	1,795
Total Current Liabilities	539,340	335,592

Long-Term Liabilities
Long-term debt, less current portion	1,710	84,627
Accrued pensions	102,500	121,994
Other long-term liabilities	89,457	92,097
Total Long-Term Liabilities	193,667	298,718

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	171,376	162,447
Retained earnings	1,398,348	1,320,552
Accumulated other comprehensive loss	(101,011)	(141,948)
Treasury shares	(227,276)	(217,412)
Total Shareholders’ Equity	1,251,295	1,133,497
Noncontrolling interests	16,764	15,981
Total Equity	1,268,059	1,149,478

TOTAL LIABILITIES AND EQUITY	$2,001,066	$1,783,788

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103,923	$56,268
Noncontrolling interests in subsidiaries’ earnings	41	1,805
Net income including noncontrolling interests	103,964	58,073
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges (gains)	23	(4,715)
Depreciation and amortization	31,349	28,360
Equity earnings in affiliates, net	(558)	(170)
Deferred income taxes	10,215	(4,634)
Stock-based compensation	2,937	4,326
Amortization of terminated interest rate swaps	(926)	(926)
Amortization of pension actuarial losses and prior service cost	10,917	10,374
Other non-cash items, net	1,289	2,563
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(75,723)	(49,872)
Increase in inventories	(111,727)	(46,072)
Decrease (increase) in other current assets	1,226	(10,125)
Increase in trade accounts payable	66,037	48,465
Increase in other current liabilities	26,159	36,449
Decrease in accrued pensions	(16,544)	(18,140)
Net change in other long-term assets and liabilities	(3,062)	(6,213)
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,576	47,743

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,370)	(23,490)
Acquisition of businesses, net of cash acquired	(17,881)	(182)
Proceeds from sale of property, plant and equipment	849	7,949
NET CASH USED BY INVESTING ACTIVITIES	(46,402)	(15,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	8,781	14,748
Payments on short-term borrowings	(9,276)	(15,064)
Amounts due banks, net	252	(3,899)
Proceeds from long-term borrowings	—	30
Payments on long-term borrowings	(1,243)	(657)
Proceeds from exercise of stock options	6,199	1,008
Tax benefit from exercise of stock options	2,027	370
Purchase of shares for treasury	(13,309)	(12,924)
Cash dividends paid to shareholders	(26,005)	(23,755)
NET CASH USED BY FINANCING ACTIVITIES	(32,574)	(40,143)

Effect of exchange rate changes on Cash and cash equivalents	5,122	(6,112)
DECREASE IN CASH AND CASH EQUIVALENTS	(28,278)	(14,235)

Cash and cash equivalents at beginning of period	366,193	388,136
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337,915	$373,901

 See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

On April 29, 2011, the Company announced a two-for-one stock split of the Company’s common shares effective in the form of a 100% stock dividend.  The record date for the stock split was May 16, 2011 and the additional shares were distributed on May 31, 2011.  Accordingly, all per share amounts, average shares outstanding, shares outstanding, shares repurchased and equity based compensation presented in this Form 10-Q have been retroactively adjusted to reflect the stock split.  Shareholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the stated value of the additional shares issued in connection with the stock split to Common shares from Additional paid-in capital.

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

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $601 at June 30, 2011 and net liability position was $4,715 at December 31, 2010.

The devaluation of the bolivar and the change to the U.S. dollar as the functional currency for the six months ended June 30, 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $4,940 due to the liquidation of inventory valued at the historical exchange rate.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted:

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force.”  The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  ASU 2010-29 was adopted by the Company on January 1, 2011 and did not have an impact on the Company’s financial statements.

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

New Accounting Standards to be Adopted:

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update provides amendments to ASC Topic 220, Comprehensive Income.  ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  Further, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company does not expect adoption of this standard to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s.”  ASU 2011-04 amends ASC Topic 820, resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  These amendments are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early application is not permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-04 on the Company’s financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 3 — ACQUISITIONS

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, “Techalloy”) for approximately $38,700 in cash and assumed debt.  Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables.  The acquisition will add to the Company’s consumables portfolio.  Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) (“Torchmate”) for approximately $9,000 in cash.  Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems.  The acquisition will add to the Company’s product offering.  Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,861 in cash and assumed debt.  The preliminary fair value of the assets acquired were $8,322, resulting in goodwill of $8,539.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States (“CIS”).  Sales for Severstal during 2010 were approximately $40,000.

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

NOTE 4 — SEGMENT INFORMATION

The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  The Company also has a leading global position in the brazing and soldering alloys market.  The Company has aligned its business units into five operating segments to enhance the utilization of the Company’s worldwide resources and global sourcing initiatives.  The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group.  The North America Welding segment includes welding operations in the United States, Canada and Mexico.  The Europe Welding segment includes welding operations in Europe, Russia and Africa.  The other two welding segments include welding operations in Asia Pacific and South America, respectively.  The fifth segment, The Harris Products Group, includes the Company’s global cutting, soldering and brazing businesses as well as the retail business in the United States.

Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes (“EBIT”), as adjusted.  Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended June 30, 2011
Net sales	$321,656	$139,248	$102,721	$37,769	$97,899	$—	$699,293
Inter-segment sales	37,222	6,302	3,397	120	2,017	(49,058)	—
Total	$358,878	$145,550	$106,118	$37,889	$99,916	$(49,058)	$699,293

EBIT, as adjusted	$58,120	$11,073	$1,256	$3,527	$9,197	$(788)	$82,385
Special items charge (gain)	—	34	(109)	—	—	—	(75)
EBIT	$58,120	$11,039	$1,365	$3,527	$9,197	$(788)	$82,460
Interest income							661
Interest expense							(1,627)
Income before income taxes							$81,494

Three months ended June 30, 2010
Net sales	$253,809	$85,205	$82,363	$28,196	$66,011	$—	$515,584
Inter-segment sales	28,182	2,987	2,585	208	1,628	(35,590)	—
Total	$281,991	$88,192	$84,948	$28,404	$67,639	$(35,590)	$515,584

EBIT, as adjusted	$40,301	$7,959	$1,557	$1,001	$2,518	$(2,052)	$51,284
Special items charge (gain)	—	1,169	(4,382)	2,319	(416)	—	(1,310)
EBIT	$40,301	$6,790	$5,939	$(1,318)	$2,934	$(2,052)	$52,594
Interest income							544
Interest expense							(1,566)
Income before income taxes							$51,572

Six months ended June 30, 2011
Net sales	$602,413	$253,456	$190,281	$71,842	$180,480	$—	$1,298,472
Inter-segment sales	72,349	10,137	6,610	120	4,250	(93,466)	—
Total	$674,762	$263,593	$196,891	$71,962	$184,730	$(93,466)	$1,298,472

EBIT, as adjusted	$104,756	$16,985	$1,382	$5,575	$15,740	$(109)	$144,329
Special items charge (gain)	—	392	(110)	—	—	—	282
EBIT	$104,756	$16,593	$1,492	$5,575	$15,740	$(109)	$144,047
Interest income							1,269
Interest expense							(3,285)
Income before income taxes							$142,031

Total assets	$1,019,926	$513,141	$369,181	$119,387	$306,447	$(327,016)	$2,001,066

Six months ended June 30, 2010
Net sales	$485,144	$169,881	$154,308	$50,944	$126,265	$—	$986,542
Inter-segment sales	53,090	6,545	5,086	402	3,359	(68,482)	—
Total	$538,234	$176,426	$159,394	$51,346	$129,624	$(68,482)	$986,542

EBIT, as adjusted	$71,297	$9,057	$2,539	$2,336	$5,259	$(2,794)	$87,694
Special items charge (gain)	—	1,709	(4,121)	2,308	(416)	—	(520)
EBIT	$71,297	$7,348	$6,660	$28	$5,675	$(2,794)	$88,214
Interest income							1,179
Interest expense							(3,080)
Income before income taxes							$86,313

Total assets	$878,731	$344,325	$327,821	$83,161	$256,958	$(159,588)	$1,731,408

In the second quarter 2011, special items include net charges of $34 and $94 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

consolidation of manufacturing operations.  The Asia Pacific Welding segment special items also include a gain of $203 on the sale of assets at a rationalized operation.

In the second quarter 2010, special items include charges of $1,169 and gains of $45 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment special items also include a gain of $4,337 on the sale of assets at a rationalized operation.  The South America Welding segment includes a charge of $2,319 for the impact to the Company’s operation in Venezuela resulting from the change in functional currency to the U.S. dollar and devaluation of the Venezuelan currency.  The Harris Products Group segment includes a gain of $416 on the sale of a property of a rationalized operation.

In the six months ended June 30, 2011, special items include net charges of $188 and $93 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Europe Welding and Asia Pacific Welding segments special items also include a loss of $204 and a gain of $203, respectively, on the sale of assets at rationalized operations.

In the six months ended June 30, 2010, special items include charges of $1,709 for rationalization actions in the Europe Welding segment related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment includes a gain of $4,337 on the sale of assets at a rationalized operation and charges of $216 for costs associated with the consolidation of manufacturing operations.  The South America Welding segment includes a net charge of $2,308 for the impact to the Company’s operation in Venezuela resulting from the change in functional currency to the U.S. dollar and devaluation of the Venezuelan currency.  The Harris Products Group segment includes a gain of $416 on the sale of a property of a rationalized operation.

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  The Company recognized a net charge of $282 for the six months ended June 30, 2011, composed of a charge of $259 related to activities for employee severance and other related charges and a net charge of $23 related to asset impairments.  At June 30, 2011, a liability relating to these actions of $1,368 was recognized in “Other current liabilities.”  The Company does not expect any further material costs associated with these actions in 2011 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2011.

The following table summarizes the activity related to the rationalization liabilities by segment:

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2010	$411	$90	$930	$1,431
Payments	(118)	(183)	(21)	(322)
Charged to expense	166	93	—	259
Balance at June 30, 2011	$459	$—	$909	$1,368

NOTE 6 — STOCK-BASED COMPENSATION

The Company issued 327,624 and 74,842 shares of common stock from treasury upon exercise of stock options during the six months ended June 30, 2011 and 2010, respectively, and 2,138 and 392 shares of common stock from treasury for dividends earned on the vesting of restricted shares during the six months ended June 30, 2011 and 2010, respectively.  The Company granted 3,900 and 1,600 stock options during the six months ended June 30, 2011 and 2010, respectively and 2,672 restricted shares during the six months ended June 30, 2010.  The restricted shares granted during the six months ended June 30, 2010 were issued from treasury.

For the three months ended June 30, 2011 and 2010, common shares subject to equity-based awards of 486,310 and 1,393,116, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.  For the six months ended June 30, 2011 and 2010, common shares subject to equity-based awards of 486,260

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

and 1,397,050, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 30 million shares of the Company’s common stock.  At management’s discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and six month periods ended June 30, 2011, the Company purchased an aggregate of 340,000 shares in the open market under this plan.  As of June 30, 2011, there remained 5,822,986 shares available for repurchase under the stock repurchase program.  The treasury shares have not been retired.

NOTE 8 — COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income including noncontrolling interests	$57,022	$34,307	$103,964	$58,073
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax	124	552	(104)	830
Defined benefit pension plan activity, net of tax	3,397	8,592	6,716	11,868
Currency translation adjustment	14,289	(27,186)	35,067	(33,893)
Total comprehensive income	74,832	16,265	145,643	36,878
Total comprehensive income attributable to noncontrolling interests	478	1,651	783	1,688
Total comprehensive income attributable to shareholders	$74,354	$14,614	$144,860	$35,190

For the three months ended June 30, 2011 and 2010, Unrealized (loss) gain on derivatives is shown above net of tax of ($16) and $230, respectively.  For the six months ended June 30, 2011 and 2010, Unrealized (loss) gain on derivatives is shown net of tax of ($30) and $378, respectively.

For the three months ended June 30, 2011 and 2010, Defined benefit pension plan activity is shown above net of tax of $2,022 and $5,323, respectively.  For the six months ended June 30, 2011 and 2010, Defined benefit pension plan activity is shown net of tax of $4,432 and $7,445, respectively.

NOTE 9 - EQUITY

Changes in equity for the six months ended June 30, 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,133,497	$15,981	$1,149,478
Comprehensive income:
Net income	103,923	41	103,964
Other comprehensive income	40,937	742	41,679
Total comprehensive income	144,860	783	145,643

Cash dividends declared - $0.31 per share	(26,126)	—	(26,126)
Issuance of shares under benefit plans	12,373	—	12,373
Purchase of shares for treasury	(13,309)	—	(13,309)
Balance at June 30, 2011	$1,251,295	$16,764	$1,268,059

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Changes in equity for the six months ended June 30, 2010 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$1,072,346	$13,329	$1,085,675
Comprehensive income:
Net income	56,268	1,805	58,073
Other comprehensive loss	(21,078)	(117)	(21,195)
Total comprehensive income	35,190	1,688	36,878

Cash dividends declared - $0.28 per share	(23,805)	—	(23,805)
Issuance of shares under benefit plans	5,715	—	5,715
Purchase of shares for treasury	(12,924)	—	(12,924)
Balance at June 30, 2010	$1,076,522	$15,017	$1,091,539

NOTE 10 — INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $77,034 and $70,906 at June 30, 2011 and December 31, 2010, respectively.

NOTE 11 — ACCRUED EMPLOYEE BONUS

“Other current liabilities” at June 30, 2011 and 2010 include accruals for year-end bonuses and related payroll taxes of $58,019 and $36,961, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from June 30, 2010 to June 30, 2011 is due to the increase in profitability of the Company.

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $5,844 as of June 30, 2011 and $5,711 as of December 31, 2010.  The accrual is included in “Other current liabilities.”  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $1,615 as of June 30, 2011 and $1,616 as of December 31, 2010.  The asset is included in “Other current assets.”

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 13 — PRODUCT WARRANTY COSTS

The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service.  Warranty services are generally provided for periods up to three years from the date of sale.  The accrual for product warranty claims is included in “Other current liabilities.”

The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$16,879	$16,768
Charged to expense	4,978	5,181
Deductions	(5,259)	(5,195)
Foreign currency translation	394	(683)
Balance at end of period	$16,992	$16,071

Warranty expense was 0.4% and 0.5% of sales for the six months ended June 30, 2011 and 2010, respectively.

NOTE 14 — DEBT

The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”) which was entered into on November 18, 2009.  As of June 30, 2011, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.  The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of June 30, 2011.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $824 in the six month periods ended June 30, 2011 and 2010 and is expected to reduce annual interest expense by $1,661 during 2011.  At June 30, 2011, $1,165 remains to be amortized and is recognized in “Long-term debt, current portion.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0 % for the six months ended June 30, 2011.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$4,326	$3,639	$8,661	$7,683
Interest cost	10,983	10,626	21,940	21,521
Expected return on plan assets	(14,383)	(12,857)	(28,738)	(25,138)
Amortization of prior service cost	(16)	(11)	(31)	(22)
Amortization of net loss	5,476	5,074	10,948	10,396
Defined benefit plans	6,386	6,471	12,780	14,440
Multi-employer plans	241	251	476	529
Defined contribution plans	2,137	1,875	4,190	3,689
Total pension cost	$8,764	$8,597	$17,446	$18,658

The Company voluntarily contributed $16,000 to its defined benefit plans in the United States during the six months ended June 30, 2011 and expects to contribute a total of $30,000 to its defined benefit plans in the United States during 2011.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The expected return on plan assets increased in 2011 due to higher investment balances in plan assets at December 31, 2010 than at December 31, 2009.

NOTE 16 — INCOME TAXES

The Company recognized $38,067 of tax expense on pre-tax income of $142,031, resulting in an effective income tax rate of 26.8% for the six months ended June 30, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and a tax benefit of $4,844 for tax audit settlements.

The effective income tax rate of 32.7% for the six months ended June 30, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

The anticipated effective income tax rate for 2011 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of June 30, 2011, the Company had $29,990 of unrecognized tax benefits.  If recognized, approximately $19,250 would be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.  The Company is currently subject to various U.S. state audits, a German tax audit for 2007 — 2009, a Canadian tax audit for 2005 — 2007 and an Indonesian tax audit for 2003 — 2007.  The Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $6,309 in prior years’ unrecognized tax benefits by the end of the second quarter 2012.

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the six months ended June 30, 2011 and 2010.

The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2011.  The Company does not expect any counterparties to fail to meet their obligations.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $47,669 and $33,221 at June 30, 2011 and December 31, 2010, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Fair Value Hedges

The Company had no fair value hedges outstanding at June 30, 2011 or December 31, 2010.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $179,376 and $173,116 at June 30, 2011 and December 31, 2010, respectively.  The fair value gains or losses from these contracts are recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company had short-term silver forward contracts with notional amounts of 415,000 troy ounces at June 30, 2011.  The notional amount of short-term silver contracts was 380,000 troy ounces at December 31, 2010.  Realized and unrealized gains and losses on these contracts were recognized in earnings.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	June 30, 2011		December 31, 2010
	Other	Other	Other	Other
	Current	Current	Current	Current
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$317	$897	$381	$728

Not designated as hedging instruments:
Foreign exchange contracts	463	1,758	252	1,228
Commodity contracts	457	45	—	1,051
Total derivatives	$1,237	$2,700	$633	$3,007

The effects of designated fair value hedges and undesignated derivative instruments on the Company’s Consolidated Statements of Income for the six months ended June 30, 2011 and 2010 consisted of the following:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives by hedge designation	Classification of gains (losses)	2011	2010	2011	2010
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(2,350)	$5,837	$(5,888)	$3,848
Commodity contracts	Cost of goods sold	1,240	(332)	(1,637)	(436)
Commodity contracts	Other income	—	—	(12)	—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2011	December 31, 2010
Foreign exchange contracts	$(456)	$(352)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2011	2010	2011	2010
Foreign exchange contracts	Sales	$59	$5	$110	$16
	Cost of goods sold	(630)	(13)	(1,203)	(88)
Commodity contracts	Cost of goods sold	—	(387)	—	(933)

The Company expects a loss of $456 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3       Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of June 30, 2011 measured at fair value on a recurring basis:

	Balance as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$780	$—	$780	$—
Commodity contracts	457	—	457	—
Total assets	$1,237	$—	$1,237	$—

Liabilities:
Foreign exchange contracts	$2,655	$—	$2,655	$—
Commodity contracts	45	—	45	—
Contingent consideration	4,023	—	—	4,023
Total liabilities	$6,723	$—	$2,700	$4,023

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

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the quarter ended June 30, 2011, there were no transfers between Levels 1, 2 or 3.

In connection with the Arc Products acquisition, the Company recorded a contingent consideration fair valued at $3,806 at January 31, 2011 and $4,023 at June 30, 2011, reflecting $217 of non-cash accretion.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is considered a Level 3 valuation and is estimated using a probability weighted discounted cash flow analysis.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both June 30, 2011 and December 31, 2010.  The fair value of long-term debt at June 30, 2011 and December 31, 2010, including the current portion, was approximately $86,196 and $88,120, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $83,116 and $86,422, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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

On April 29, 2011, the Company announced a two-for-one stock split of the Company’s common shares effective in the form of a 100% stock dividend.  The record date for the stock split was May 16, 2011 and the additional shares were distributed on May 31, 2011.  Accordingly, all per share amounts, average shares outstanding, shares outstanding, shares repurchased and equity based compensation presented in this Form 10-Q have been retroactively adjusted to reflect the stock split.  Shareholders’ equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the stated value of the additional shares issued in connection with the stock split to Common shares from Additional paid-in capital.

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

	Three Months Ended June 30,
	2011		2010		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$699,293	100.0%	$515,584	100.0%	$183,709	35.6%
Cost of goods sold	503,789	72.0%	367,001	71.2%	136,788	37.3%
Gross profit	195,504	28.0%	148,583	28.8%	46,921	31.6%
Selling, general & administrative expenses	115,546	16.5%	101,065	19.6%	14,481	14.3%
Rationalization and asset impairment charges (gains)	(75)	—	(3,629)	(0.7%)	3,554	(97.9%)
Operating income	80,033	11.4%	51,147	9.9%	28,886	56.5%
Interest income	661	0.1%	544	0.1%	117	21.5%
Equity earnings in affiliates	1,715	0.2%	1,184	0.2%	531	44.8%
Other income	712	0.1%	263	0.1%	449	170.7%
Interest expense	(1,627)	(0.2%)	(1,566)	(0.3%)	(61)	(3.9%)
Income before income taxes	81,494	11.7%	51,572	10.0%	29,922	58.0%
Income taxes	24,472	3.5%	17,265	3.3%	7,207	41.7%
Net income including noncontrolling interests	57,022	8.2%	34,307	6.7%	22,715	66.2%
Noncontrolling interests in subsidiaries’ earnings	9	—	1,767	0.3%	(1,758)	(99.5%)
Net income	$57,013	8.2%	$32,540	6.3%	$24,473	75.2%

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended June 30, 2011:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2010	Volume	Acquisitions	Price	Exchange	2011
Operating Segments
North America Welding	$253,809	$53,677	$829	$10,151	$3,190	$321,656
Europe Welding	85,205	12,451	23,005	5,790	12,797	139,248
Asia Pacific Welding	82,363	11,268	—	1,483	7,607	102,721
South America Welding	28,196	4,896	—	2,672	2,005	37,769
The Harris Products Group	66,011	6,445	—	23,145	2,298	97,899
Consolidated	$515,584	$88,737	$23,834	$43,241	$27,897	$699,293

% Change
North America Welding		21.1%	0.3%	4.0%	1.3%	26.7%
Europe Welding		14.6%	27.0%	6.8%	15.0%	63.4%
Asia Pacific Welding		13.7%	—	1.8%	9.2%	24.7%
South America Welding		17.4%	—	9.5%	7.1%	34.0%
The Harris Products Group		9.8%	—	35.1%	3.5%	48.3%
Consolidated		17.2%	4.6%	8.4%	5.4%	35.6%

Net sales volumes for the second quarter of 2011 increased for all operating segments as a result of improved demand levels reflective of expanding industrial economies and modest market share gains.  Product pricing increased in all segments from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing increased in The Harris Products Group segment primarily as a result of the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments increased due to a weaker U.S. dollar.

Gross Profit:  Gross profit increased 31.6% to $195,504 for the second quarter 2011 compared with $148,583 in the second quarter 2010.  As a percentage of Net sales, Gross profit decreased to 28.0% in the second quarter 2011 from 28.8% in the second quarter 2010.  The decrease in this percentage was the result of rising material costs and lower margins from recent acquisitions.  In the prior year period, the South America Welding segment recorded $2,319 of charges resulting from the change in functional currency and related devaluation of the Venezuelan currency.  Foreign currency exchange rates had a $6,132 favorable translation impact in the second quarter 2011.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher than prior year by $14,481, or 14.3%, in the second quarter 2011 compared with the second quarter 2010.  As a percentage of Net sales, SG&A expenses were 16.5% in 2011 and 19.6% in 2010.  The increase in SG&A expenses was predominantly due to higher bonus expense of $11,034, an unfavorable impact of foreign currency translation of $3,458 and increased selling, administrative and research and development expense of $1,865, partially offset by a decrease in legal expenses of $3,152.

Rationalization and Asset Impairment Charges (Gains):  In the second quarter 2011, the Company recognized $75 ($44 after-tax) in gains primarily related to rationalization actions initiated in 2009.

Interest Income:  Interest income increased to $661 in the second quarter 2011 from $544 in the second quarter 2010.  The increase was due to the net effect of lower average Cash and cash equivalents balances earning higher interest rates in the second quarter 2011 when compared with the second quarter 2010.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,715 in the second quarter 2011 compared with earnings of $1,184 in the second quarter 2010.  The increase was due to an increase in earnings of $506 in Turkey and an increase of $27 in Chile.

Interest Expense:  Interest expense increased to $1,627 in the second quarter 2011 from $1,566 in the second quarter 2010 as a result of higher interest rates partially offset by lower levels of debt in the current period.

Income Taxes:  The Company recognized $24,472 of tax expense on pre-tax income of $81,494, resulting in an effective income tax rate of 30.0% for the three months ended June 30, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions.

The effective income tax rate of 33.5% for the three months ended June 30, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

Net Income:  Net income for the second quarter 2011 was $57,013 compared with Net income of $32,540 in the second quarter 2010.  Diluted earnings per share for the second quarter 2011 was $0.68 compared with $0.38 in the second quarter 2010.  Foreign currency exchange rate movements had a favorable translation effect of $1,987 on Net income for the second quarter 2011.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011		2010		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,298,472	100.0%	$986,542	100.0%	$311,930	31.6%
Cost of goods sold	941,530	72.5%	714,626	72.4%	226,904	31.8%
Gross profit	356,942	27.5%	271,916	27.6%	85,026	31.3%
Selling, general & administrative expenses	217,165	16.7%	188,840	19.1%	28,325	15.0%
Rationalization and asset impairment charges (gains)	282	—	(2,828)	(0.3%)	3,110	(110.0%)
Operating income	139,495	10.7%	85,904	8.7%	53,591	62.4%
Interest income	1,269	0.1%	1,179	0.1%	90	7.6%
Equity earnings in affiliates	2,545	0.2%	1,614	0.2%	931	57.7%
Other income	2,007	0.2%	696	0.1%	1,311	188.4%
Interest expense	(3,285)	(0.3%)	(3,080)	(0.3%)	(205)	(6.7%)
Income before income taxes	142,031	10.9%	86,313	8.7%	55,718	64.6%
Income taxes	38,067	2.9%	28,240	2.9%	9,827	34.8%
Net income including noncontrolling interests	103,964	8.0%	58,073	5.9%	45,891	79.0%
Noncontrolling interests in subsidiaries’ earnings	41	—	1,805	0.2%	(1,764)	(97.7%)
Net income	$103,923	8.0%	$56,268	5.7%	$47,655	84.7%

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the six months ended June 30, 2011:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2010	Volume	Acquisitions	Price	Exchange	2011
Operating Segments
North America Welding	$485,144	$94,063	$1,277	$16,275	$5,654	$602,413
Europe Welding	169,881	27,201	31,027	10,940	14,407	253,456
Asia Pacific Welding	154,308	20,526	—	3,258	12,189	190,281
South America Welding	50,944	12,607	—	5,059	3,232	71,842
The Harris Products Group	126,265	12,971	—	38,088	3,156	180,480
Consolidated	$986,542	$167,368	$32,304	$73,620	$38,638	$1,298,472

% Change
North America Welding		19.4%	0.3%	3.4%	1.2%	24.2%
Europe Welding		16.0%	18.3%	6.4%	8.5%	49.2%
Asia Pacific Welding		13.3%	—	2.1%	7.9%	23.3%
South America Welding		24.7%	—	9.9%	6.3%	41.0%
The Harris Products Group		10.3%	—	30.2%	2.5%	42.9%
Consolidated		17.0%	3.3%	7.5%	3.9%	31.6%

Net sales volumes for the six months ended June 30, 2011 increased for all operating segments as a result of improved demand levels reflective of expanding industrial economies and modest market share gains.  Product pricing increased in all segments from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing increased in The Harris Products Group segment primarily as a result of the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments increased due to a weaker U.S. dollar.

Gross Profit:  Gross profit increased 31.3% to $356,942 for the six months ended June 30, 2011 compared with $271,916 in the six months ended June 30, 2010.  As a percentage of Net sales, Gross profit was essentially flat at 27.5% in the six months ended June 30, 2011 as compared to 27.6% in the same period in 2010.  In the prior year period, the South America Welding segment recorded $4,940 of charges resulting from the change in functional currency and related devaluation of the Venezuelan currency.  Foreign currency exchange rates had a $8,169 favorable translation impact in the six months ended June 30, 2011.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher than prior year by $28,325, or 15.0%, in the six months ended June 30, 2011 compared with 2010.  As a percentage of Net sales, SG&A expenses were 16.7% in the six months ended June 30, 2011 and 19.1% in the same period in 2010.  The increase in SG&A expenses was predominantly due to higher bonus expense of $18,706, an unfavorable impact of foreign currency translation of $5,331, increased selling, administrative and research and development expense of $4,805 and higher foreign currency transaction losses of $4,010, partially offset by a decrease in legal expenses of $5,442.  In the prior year period, the South America Welding segment recorded a gain of $2,632 due to the change in the functional currency and related devaluation of the Venezuelan currency.

Rationalization and Asset Impairment Charges (Gains):  In the six months ended June 30, 2011, the Company recognized $282 ($237 after-tax) in charges primarily related to rationalization actions initiated in 2009.

Interest Income:  Interest income increased to $1,269 in the six months ended June 30, 2011 from $1,179 in the six months ended June 30, 2010.  The increase was due to the net effect of lower average Cash and cash equivalents balances earning higher interest rates in the six months ended June 30, 2011 when compared with the same period in 2010.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $2,545 in the six months ended June 30, 2011 compared with earnings of $1,614 in the same period in 2010.  The increase was due to an increase in earnings of $723 in Turkey and an increase of $209 in Chile.

Interest Expense:  Interest expense increased to $3,285 in the six months ended June 30, 2011 from $3,080 in the comparable prior year period as a result of higher interest rates partially offset by lower levels of debt in 2011.

Income Taxes:  The Company recognized $38,067 of tax expense on pre-tax income of $142,031, resulting in an effective income tax rate of 26.8% for the six months ended June 30, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily because of income earned in lower tax rate jurisdictions and a tax benefit of $4,844 for tax audit settlements.

The effective income tax rate of 32.7% for the six months ended June 30, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously recognized.

Net Income:  Net income for the six months ended June 30, 2011 was $103,923 compared with Net income of $56,268 in the same period in 2010.  Diluted earnings per share for the six months ended June 30, 2011 was $1.23 compared with $0.66 in the six months ended June 30, 2010.  Foreign currency exchange rate movements had a favorable translation effect of $2,113 on Net income for the six months ended June 30, 2011.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating income as reported	$80,033	$51,147	$139,495	$85,904
Special items (pre-tax):
Rationalization and asset impairment charges (gains)	(75)	(3,629)	282	(2,828)
Venezuela - functional currency change and devaluation	—	2,319	—	2,308
Adjusted operating income	$79,958	$49,837	$139,777	$85,384

Special items included in Operating income during the second quarter 2011 include net rationalization and asset impairment gains of $75 primarily related to the gain on sale of assets at rationalized operations in the Asia Pacific Welding segment resulting from actions initiated in 2009.  Special items included in Operating income during the six months ended June 30, 2011 include net rationalization and asset impairment charges of $282 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.

Special items included in Operating income for the second quarter 2010 include rationalization gains of $3,629 primarily related to the gain on sale of assets at rationalized operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for the second quarter 2010 also include a charge of $2,319 in Cost of goods sold for the South America Welding segment related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.  Special items included in Operating income for the six months ended June 30, 2010 include rationalization gains of $2,828 primarily related to the gain on sale of assets at rationalized operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2010 also include a net charge of $2,308 for the South America Welding segment related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.  This net charge includes a foreign currency transaction gain of $2,632 included in SG&A expense and incremental cost of $4,940 included in Cost of goods sold.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income as reported	$57,013	$32,540	$103,923	$56,268
Special items (after-tax):
Rationalization and asset impairment charges (gains)	(44)	(3,773)	237	(3,161)
Venezuela - functional currency change and devaluation	—	2,319	—	2,745
Adjustment for tax audit settlements	—	—	(4,844)	—
Noncontrolling interests	—	1,846	—	1,846
Adjusted net income	$56,969	$32,932	$99,316	$57,698

Diluted earnings per share as reported	$0.68	$0.38	$1.23	$0.66
Special items	—	0.01	(0.05)	0.02
Adjusted diluted earnings per share	$0.68	$0.39	$1.18	$0.68

Special items included in Net income for the second quarter 2011 include net after-tax rationalization and asset impairment gains of $44 primarily related to the gain on sale of assets at rationalized operations in the Asia Pacific Welding segment resulting from actions initiated in 2009.  Special items included in Net income for the six months ended June 30, 2011 include net after-tax rationalization and asset impairment charges of $237 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2011 also include a gain of $4,844 related to a favorable adjustment for tax audit settlements at the North America Welding segment.

Special items included in Net income for the second quarter 2010 include after-tax rationalization gains of $3,773 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe

Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2010 also include a net after-tax charge of $2,319 for the South America Welding segment related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.  In addition, special items include a charge of $1,846 in Noncontrolling interest for the second quarter associated with the rationalization gain for a majority-owned consolidated subsidiary.  Special items included in Net income for the six months ended June 30, 2010 include after-tax rationalization gains of $3,161 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2010 also include a net after-tax charge of $2,745 for the South America Welding segment related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.  In addition, special items include a charge of $1,846 in Noncontrolling interest associated with the rationalization gain for a majority-owned consolidated subsidiary.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2011	2010	Change
Cash provided by operating activities	$45,576	$47,743	$(2,167)
Cash used by investing activities	(46,402)	(15,723)	(30,679)
Capital expenditures	(29,370)	(23,490)	(5,880)
Acquisition of businesses, net of cash acquired	(17,881)	(182)	(17,699)
Proceeds from sale of property, plant and equipment	849	7,949	(7,100)
Cash used by financing activities	(32,574)	(40,143)	7,569
Payments on short-term borrowings, net	(243)	(4,215)	3,972
Payments on long-term borrowings, net	(1,243)	(627)	(616)
Proceeds from exercise of stock options	6,199	1,008	5,191
Tax benefit from exercise of stock options	2,027	370	1,657
Purchase of shares for treasury	(13,309)	(12,924)	(385)
Cash dividends paid to shareholders	(26,005)	(23,755)	(2,250)
Decrease in Cash and cash equivalents	(28,278)	(14,235)

Cash and cash equivalents decreased 7.7% or $28,278 during the six months ended June 30, 2011 to $337,915 from $366,193 as of December 31, 2010.  This compares to a decrease of 3.7% or $14,235 to $373,901 during the six months ended June 30, 2010.

Cash provided by operating activities decreased by $2,167 for the six months ended June 30, 2011, compared with the six months ended June 30, 2010.  This decrease was predominantly related to an increase in Net income offset by increases in net operating working capital required to support higher sales levels.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 21.8% at June 30, 2011 compared with 20.7% at December 31, 2010 and decreased from 22.0% at June 30, 2010.  Days sales in inventory increased to 102.2 days at June 30, 2011 from 89.8 days at December 31, 2010 and decreased from 104.3 days at June 30, 2010.  Accounts receivable days increased to 56.2 days at June 30, 2011 from 55.4 days at December 31, 2010 and decreased from 57.0 days at June 30, 2010.  Average days in accounts payable increased to 45.3 days at June 30, 2011 from 35.2 days at December 31, 2010 and 39.6 days at June 30, 2010.

Cash used by investing activities for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 increased by $30,679.  This reflects an increase in capital expenditures of $5,880 in the six months ended June 30, 2011, and an increase in cash used in the acquisition of businesses of $17,699.  The Company anticipates capital expenditures in 2011 to be in the range of $60,000 to $70,000.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company’s continuing international expansion.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities decreased by $7,569 to $32,574 in the six months ended June 30, 2011 compared with the comparable period of 2010.  The decrease was predominantly due to higher proceeds from the exercise of stock options of $5,191 and decreased net payments of short-term borrowings of $3,972 compared with the prior year comparable period.

The Company’s debt levels decreased from $97,705 at December 31, 2010 to $97,199 at June 30, 2011.  Debt to total invested capital decreased to 7.1% at June 30, 2011 from 7.8% at December 31, 2010.  Included in the Company’s debt is a Senior Unsecured Note with a balance of $80,000, which is due in March 2012.  The Company expects to repay this note with cash generated by operations, existing cash balances or through borrowings under its existing credit facilities.

In July 2011, the Company paid a cash dividend of $0.155 per share, or $12,996, to shareholders of record on June 30, 2011.

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

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $601 at June 30, 2011 and net liability position was $4,715 at December 31, 2010.

The devaluation of the bolivar and the change to the U.S. dollar as the functional currency for the six months ended June 30, 2010 resulted in a foreign currency transaction gain of $2,632 in “Selling, general & administrative expenses” and higher “Cost of goods sold” of $4,940 due to the liquidation of inventory valued at the historical exchange rate.

New Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, “Techalloy”) for approximately $38,700 in cash and assumed debt.  Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables.  The acquisition will add to the Company’s consumables portfolio.  Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) (“Torchmate”) for approximately $9,000 in cash.  Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems.  The acquisition will add to the Company’s product offering.  Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,861 in cash and assumed debt.  The preliminary fair value of the assets acquired were $8,322, resulting in goodwill of $8,539.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States (“CIS”).  Sales for Severstal during 2010 were approximately $40,000.

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

Rationalization and Asset Impairments

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  The Company recognized a net charge of $282 for the six months ended June 30, 2011, composed of a charge of $259 related to activities for employee severance and other related charges and a net charge of $23 related to asset impairments.  At June 30, 2011, a liability relating to these actions of $1,368 was recognized in “Other current liabilities.”  The Company does not expect any further material costs associated with these actions in 2011 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2011.

Debt

The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”) which was entered into on November 18, 2009.  As of June 30, 2011, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.  The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of June 30, 2011.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $824 in the six month periods ended June 30, 2011 and 2010 and is expected to reduce annual interest expense by $1,661 during 2011.  At June 30, 2011, $1,165 remains to be amortized and is recognized in “Long-term debt, current portion.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0 % for the six months ended June 30, 2011.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; currency exchange and interest rates; adverse outcome of pending or potential litigation; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in this Form 10-Q and in the Company’s Annual Report on Form 10-K.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims.  Among such proceedings are the cases described below.

At June 30, 2011, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,881 plaintiffs, which is a net increase of 40 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.  Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 39,025 of those claims were dismissed, 18 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 580 were decided in favor of the Company following summary judgment motions.  On June 3, 2011, a jury returned a defense verdict in one such case in Common Pleas Court in Philadelphia, Pennsylvania.

At June 30, 2011, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 1,003 plaintiffs, which is a net decrease of 192 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  At June 30, 2011, cases involving 187 claimants were filed in or transferred to federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 15,831 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which has an appeal pending).  In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and on Form 10-Q for the quarter ended March 31, 2011, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common stock during the second quarter of 2011 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2011	—	$—	—	6,162,986
May 1 - 31, 2011	190,000	36.60	190,000	5,972,986
June 1 - 30, 2011	150,000	36.32	150,000	5,822,986

(1)          In October 2003, the Company’s Board of Directors authorized share repurchase programs for up to 30 million shares of the Company’s common stock.  Total shares purchased through the share repurchase programs were 24,177,014 shares at a cost of $326.6 million for a weighted average cost of $13.51 per share through June 30, 2011.  All share and per share information has been retroactively adjusted to give effect of the two-for-one stock split as described in Part I, Item 1. Notes to Unaudited Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

On July 29, 2011, the Company issued a press release announcing that it had acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of Central Wire Industries Ltd. (collectively “Techalloy”).  The Company also announced the acquisition of substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) (“Torchmate”).

Techalloy was a privately-held manufacturer of nickel alloy and stainless steel welding consumables based in Baltimore, Maryland.  Torchmate was a privately-held manufacturer of computer numeric controlled plasma cutting tables and oxy-fuel cutting systems based in Reno, Nevada.  Copies of the press releases issued by the Company are attached hereto as Exhibit 99.1 and Exhibit 99.2.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1

Restated Articles of Incorporation of Lincoln Electric Holdings, Inc., as amended (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on May 5, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

99.1	The Company’s Press Release dated July 29, 2011, regarding the acquisition of Techalloy.

99.2	The Company’s Press Release dated July 29, 2011, regarding the acquisition of Torchmate.

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
August 2, 2011