Form 10-Q
period 2011-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2011-10-28
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common shares as of September 30, 2011 was 83,801,260.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED BALANCE SHEETS (UNAUDITED)		4
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		19
Item 3. Quantitative and Qualitative Disclosures About Market Risk		27
Item 4. Controls and Procedures		27

PART II. OTHER INFORMATION		28
Item 1. Legal Proceedings		28
Item 1A. Risk Factors		28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		29
Item 6. Exhibits		29

Signature		30

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$701,624	$519,338	$2,000,096	$1,505,880
Cost of goods sold	516,172	375,267	1,457,702	1,089,893
Gross profit	185,452	144,071	542,394	415,987

Selling, general & administrative expenses	110,629	95,612	327,794	284,452
Rationalization and asset impairment charges (gains)	—	269	282	(2,559)
Operating income	74,823	48,190	214,318	134,094

Other income (expense):
Interest income	1,167	602	2,436	1,781
Equity earnings in affiliates	1,488	1,070	4,033	2,684
Other income	147	628	2,154	1,324
Interest expense	(1,752)	(1,671)	(5,037)	(4,751)
Total other income	1,050	629	3,586	1,038

Income before income taxes	75,873	48,819	217,904	135,132
Income taxes	20,515	16,191	58,582	44,431
Net income including noncontrolling interests	55,358	32,628	159,322	90,701
Noncontrolling interests in subsidiaries’ (loss) earnings	(172)	155	(131)	1,960
Net income	$55,530	$32,473	$159,453	$88,741

Basic weighted average shares outstanding	83,613	84,268	83,781	84,563
Effect of dilutive securities - stock options and awards	936	803	1,045	776
Diluted weighted average shares outstanding	84,549	85,071	84,826	85,339

Basic earnings per share	$0.66	$0.39	$1.90	$1.05
Diluted earnings per share	$0.66	$0.38	$1.88	$1.04

Cash dividends declared per share	$0.155	$0.14	$0.465	$0.42

Net income per common share, weighted average number of common shares outstanding and cash dividends declared per common share have been retroactively adjusted to give effect to the two-for-one stock split.  See Note 1 for additional information.

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	December 31, 2010
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$321,460	$366,193
Accounts receivable (less allowance for doubtful accounts of $7,935 in 2011; $7,855 in 2010)	392,568	321,948
Inventories:
Raw materials	130,582	85,232
Work-in-process	55,653	38,706
Finished goods	235,018	167,792
Total inventory	421,253	291,730

Other current assets	109,310	102,641
Total Current Assets	1,244,591	1,082,512

Property, Plant and Equipment
Land	43,224	43,701
Buildings	322,974	313,861
Machinery and equipment	723,778	712,362
	1,089,976	1,069,924
Less accumulated depreciation	613,720	591,358
Property, Plant and Equipment, Net	476,256	478,566

Non-current assets	242,030	222,710

TOTAL ASSETS	$1,962,877	$1,783,788

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$11,059	$11,283
Trade accounts payable	203,299	147,111
Other current liabilities	252,866	175,403
Current portion of long-term debt	81,924	1,795
Total Current Liabilities	549,148	335,592

Long-Term Liabilities
Long-term debt, less current portion	1,562	84,627
Accrued pensions	86,296	121,994
Other long-term liabilities	80,801	92,097
Total Long-Term Liabilities	168,659	298,718

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	174,026	162,447
Retained earnings	1,440,895	1,320,552
Accumulated other comprehensive loss	(154,640)	(141,948)
Treasury shares	(241,149)	(217,412)
Total Shareholders’ Equity	1,228,990	1,133,497
Noncontrolling interests	16,080	15,981
Total Equity	1,245,070	1,149,478

TOTAL LIABILITIES AND EQUITY	$1,962,877	$1,783,788

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159,453	$88,741
Noncontrolling interests in subsidiaries’ (loss) earnings	(131)	1,960
Net income including noncontrolling interests	159,322	90,701
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges (gains)	23	(4,834)
Depreciation and amortization	47,089	42,422
Equity earnings in affiliates, net	(1,316)	(704)
Deferred income taxes	4,992	(858)
Stock-based compensation	4,723	6,570
Amortization of terminated interest rate swaps	(1,396)	(1,396)
Amortization of pension actuarial losses and prior service cost	16,345	15,563
Other non-cash items, net	3,392	3,581
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(72,287)	(48,598)
Increase in inventories	(98,727)	(57,211)
Increase in other current assets	(8,539)	(2,880)
Increase in trade accounts payable	34,988	54,315
Increase in other current liabilities	75,623	44,146
Decrease in accrued pensions	(30,490)	(29,241)
Net change in other long-term assets and liabilities	(3,364)	(7,862)
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,378	103,714

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50,750)	(43,208)
Acquisition of businesses, net of cash acquired	(62,340)	(1,182)
Proceeds from sale of property, plant and equipment	1,003	9,746
NET CASH USED BY INVESTING ACTIVITIES	(112,087)	(34,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	12,182	21,014
Payments on short-term borrowings	(13,451)	(19,916)
Amounts due banks, net	(11)	(17,727)
Proceeds from long-term borrowings	—	63
Payments on long-term borrowings	(1,598)	(1,039)
Proceeds from exercise of stock options	7,211	1,319
Tax benefit from exercise of stock options	2,327	469
Purchase of shares for treasury	(27,630)	(22,960)
Cash dividends paid to shareholders	(39,001)	(35,584)
NET CASH USED BY FINANCING ACTIVITIES	(59,971)	(74,361)

Effect of exchange rate changes on Cash and cash equivalents	(3,053)	(308)
DECREASE IN CASH AND CASH EQUIVALENTS	(44,733)	(5,599)

Cash and cash equivalents at beginning of period	366,193	388,136
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321,460	$382,537

 See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

The official exchange rate in Venezuela had been fixed at 2.15 bolivars to 1 U.S. dollar for several years.  On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar.  The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”).  In remeasuring the financial statements, the Non-Essential Rate is used as this is the rate expected to be applicable to dividend repatriations.

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

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $3,165 at September 30, 2011 and net liability position was $4,715 at December 31, 2010.

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

New Accounting Standards to be Adopted:

In September 2011, the FASB issued ASU No. 2011-09, “Compensation — Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.”  The objective of ASU 2011-09 is to address concerns regarding the lack of transparency with respect to an employer’s participation in a multiemployer pension plan.  For employers that participate in multiemployer pension plans, the update will require additional quantitative and qualitative disclosures including: the significant multiemployer plans in which the employer participates; the level of participations in those plans; the financial health of the plans, including funded status and; the nature of the employer commitments to the plan.  This standard is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.  The Company is currently evaluating the impact of the adoption of ASU 2011-09 on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-08 on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update provides amendments to ASC Topic 220, Comprehensive Income.  ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under both options, an entity is required to present each component of net income along with total net income,

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  Further, the entity may be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company does not expect adoption of this standard to have a significant impact on the Company’s financial statements.

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

NOTE 3 — ACQUISITIONS

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, “Techalloy”), for approximately $37,882 in cash.  The fair value of assets acquired was $33,514, resulting in goodwill of $4,368.  These values are preliminary and subject to final working capital adjustments.  Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables.  The acquisition added to the Company’s consumables portfolio.  Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) (“Torchmate”) for approximately $8,109 in cash.  The fair value of assets acquired was $2,400, resulting in goodwill of $5,709.  These values are preliminary and subject to final working capital adjustments.  Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems.  The acquisition added to the Company’s product offering.  Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,861 in cash and assumed debt.  The fair value of the assets acquired was $8,322, resulting in goodwill of $8,539.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States (“CIS”).  Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) (“Arc Products”) for approximately $3,280 in cash and a contingent consideration liability fair valued at $3,806.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the assets acquired was $3,613, resulting in goodwill of $3,473.  Arc Products was a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California.  Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities.  The acquisition will complement the Company’s ability to serve global customers in the nuclear, power generation and process industries worldwide.  Sales for Arc Products during 2010 were not significant.

On October 29, 2010, the Company acquired all of the outstanding stock of Mezhgosmetiz-Mtsensk OAO (“MGM”), a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt.  This acquisition represented the Company’s first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and CIS welding markets.  Annual sales for MGM at the date of acquisition were approximately $30,000.

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

Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes (“EBIT”), as adjusted.  Segment EBIT is adjusted for special items as determined by management, such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended September 30, 2011
Net sales	$345,182	$128,294	$97,790	$44,169	$86,189	$—	$701,624
Inter-segment sales	33,070	3,238	4,111	254	2,485	(43,158)	—
Total	$378,252	$131,532	$101,901	$44,423	$88,674	$(43,158)	$701,624

EBIT, as adjusted	$53,436	$10,282	$1,899	$4,025	$5,010	$1,806	$76,458
Special items charge (gain)	—	—	—	—	—	—	—
EBIT	$53,436	$10,282	$1,899	$4,025	$5,010	$1,806	$76,458
Interest income							1,167
Interest expense							(1,752)
Income before income taxes							$75,873

Three months ended September 30, 2010
Net sales	$255,636	$85,892	$79,657	$34,065	$64,088	$—	$519,338
Inter-segment sales	28,291	3,242	4,224	662	1,518	(37,937)	—
Total	$283,927	$89,134	$83,881	$34,727	$65,606	$(37,937)	$519,338

EBIT, as adjusted	$43,187	$5,664	$(1,488)	$3,170	$4,119	$(3,680)	$50,972
Special items charge (gain)	—	370	(101)	815	—	—	1,084
EBIT	$43,187	$5,294	$(1,387)	$2,355	$4,119	$(3,680)	$49,888
Interest income							602
Interest expense							(1,671)
Income before income taxes							$48,819

Nine months ended September 30, 2011
Net sales	$947,594	$381,750	$288,072	$116,011	$266,669	$—	$2,000,096
Inter-segment sales	105,419	13,375	10,721	374	6,735	(136,624)	—
Total	$1,053,013	$395,125	$298,793	$116,385	$273,404	$(136,624)	$2,000,096

EBIT, as adjusted	$158,192	$27,267	$3,281	$9,600	$20,750	$1,697	$220,787
Special items charge (gain)	—	392	(110)	—	—	—	282
EBIT	$158,192	$26,875	$3,391	$9,600	$20,750	$1,697	$220,505
Interest income							2,436
Interest expense							(5,037)
Income before income taxes							$217,904

Total assets	$1,105,952	$461,574	$372,017	$115,638	$280,579	$(372,883)	$1,962,877

Nine months ended September 30, 2010
Net sales	$740,780	$255,773	$233,965	$85,009	$190,353	$—	$1,505,880
Inter-segment sales	81,381	9,787	9,310	1,064	4,877	(106,419)	—
Total	$822,161	$265,560	$243,275	$86,073	$195,230	$(106,419)	$1,505,880

EBIT, as adjusted	$114,484	$14,721	$1,051	$5,506	$9,378	$(6,474)	$138,666
Special items charge (gain)	—	2,079	(4,222)	3,123	(416)	—	564
EBIT	$114,484	$12,642	$5,273	$2,383	$9,794	$(6,474)	$138,102
Interest income							1,781
Interest expense							(4,751)
Income before income taxes							$135,132

Total assets	$913,608	$389,893	$330,163	$96,847	$269,208	$(201,027)	$1,798,692

In the third quarter of 2010, special items include a rationalization charge of $370 for the Europe Welding segment, primarily related to costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment includes a gain of $101, primarily related to the sale of assets at rationalized operations.  The South America Welding segment includes a

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

charge of $815 for the impact to the Company’s operations in Venezuela resulting from the change in functional currency to the U.S. dollar and devaluation of the Venezuelan currency.

In the nine months ended September 30, 2011, special items include net charges of $188 and $93 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Europe Welding and Asia Pacific Welding segments special items also include a loss of $204 and a gain of $203, respectively, on the sale of assets at rationalized operations.

For the nine months ended September 30, 2010, special items include a rationalization charge of $2,079 for the Europe Welding segment, primarily related to costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment includes a gain of $4,555 related to the sale of assets at rationalized operations and charges of $333 for costs associated with the consolidation of manufacturing operations.  The South America Welding segment includes a net charge of $3,123 for the impact to the Company’s operations in Venezuela resulting from the change in functional currency to the U.S. dollar and devaluation of the Venezuelan currency.  The Harris Products Group segment includes a gain of $416 on the sale of a property of a rationalized operation.

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  The Company recognized a net charge of $282 for the nine months ended September 30, 2011, composed of a charge of $259 related to activities for employee severance and other related charges and a net charge of $23 related to asset impairments.  At September 30, 2011, a liability relating to these actions of $342 was recognized in “Other current liabilities.”  The Company does not expect any further material costs associated with these actions in 2011 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2011.

The following table summarizes the activity related to the rationalization liabilities by segment:

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2010	$411	$90	$930	$1,431
Payments	(320)	(183)	(845)	(1,348)
Charged to expense	166	93	—	259
Balance at September 30, 2011	$257	$—	$85	$342

NOTE 6 — STOCK-BASED COMPENSATION

The Company issued 384,534 and 97,612 shares of common stock from treasury upon exercise of stock options during the nine months ended September 30, 2011 and 2010, respectively, and 2,138 and 392 shares of common stock from treasury for dividends earned on the vesting of restricted shares during the nine months ended September 30, 2011 and 2010, respectively.  The Company granted 45,703 and 1,600 stock options during the nine months ended September 30, 2011 and 2010, respectively, 66,604 restricted stock units during the nine months ended September 30, 2011 and 9,944 restricted shares during the nine months ended September 30, 2010.  The restricted shares granted during the nine months ended September 30, 2010 were issued from treasury.

For the three months ended September 30, 2011 and 2010, common shares subject to equity-based awards of 923,308 and 1,390,802, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.  For the nine months ended September 30, 2011 and 2010, common shares subject to equity-based awards of 492,166 and 1,390,172, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 30 million shares of the Company’s common stock.  At management’s discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and nine month periods ended September 30, 2011, the Company purchased an aggregate of 455,664 and 795,664 common shares, respectively, in the open market under this plan.  As of September 30, 2011, there remained 5,367,322 shares available for repurchase under the stock repurchase program.  The repurchased common shares remain in treasury and have not been retired.

NOTE 8 — COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income including noncontrolling interests	$55,358	$32,628	$159,322	$90,701
Other comprehensive income:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax	1,516	(1,015)	1,412	(185)
Defined benefit pension plan activity, net of tax	3,388	3,193	10,104	15,061
Currency translation adjustment	(59,045)	40,445	(23,978)	6,552
Total comprehensive income	1,217	75,251	146,860	112,129
Total comprehensive (loss) income attributable to noncontrolling interests	(684)	612	99	2,300
Total comprehensive income attributable to shareholders	$1,901	$74,639	$146,761	$109,829

For the three months ended September 30, 2011 and 2010, Unrealized gain (loss) on derivatives is shown above net of tax of $447 and ($93), respectively.  For the nine months ended September 30, 2011 and 2010, Unrealized gain (loss) on derivatives is shown net of tax of $477 and $285, respectively.

For the three months ended September 30, 2011 and 2010, Defined benefit pension plan activity is shown above net of tax of $2,246 and $1,785, respectively.  For the nine months ended September 30, 2011 and 2010, Defined benefit pension plan activity is shown net of tax of $6,678 and $9,230, respectively.

NOTE 9 - EQUITY

Changes in equity for the nine months ended September 30, 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,133,497	$15,981	$1,149,478
Comprehensive income:
Net income (loss)	159,453	(131)	159,322
Other comprehensive (loss) income	(12,692)	230	(12,462)
Total comprehensive income	146,761	99	146,860

Cash dividends declared - $0.465 per share	(39,109)	—	(39,109)
Issuance of shares under benefit plans	15,471	—	15,471
Purchase of shares for treasury	(27,630)	—	(27,630)
Balance at September 30, 2011	$1,228,990	$16,080	$1,245,070

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Changes in equity for the nine months ended September 30, 2010 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$1,072,346	$13,329	$1,085,675
Comprehensive income:
Net income	88,741	1,960	90,701
Other comprehensive income	21,088	340	21,428
Total comprehensive income	109,829	2,300	112,129

Cash dividends declared - $0.42 per share	(35,639)	—	(35,639)
Issuance of shares under benefit plans	7,426	—	7,426
Purchase of shares for treasury	(22,960)	—	(22,960)
Balance at September 30, 2010	$1,131,002	$15,629	$1,146,631

NOTE 10 — INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $78,386 and $70,906 at September 30, 2011 and December 31, 2010, respectively.

NOTE 11 — ACCRUED EMPLOYEE BONUS

“Other current liabilities” at September 30, 2011 and 2010 include accruals for year-end bonuses and related payroll taxes of $85,134 and $56,872, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December resulting in an increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from September 30, 2010 to September 30, 2011 is due to the increase in profitability of the Company.

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $6,384 as of September 30, 2011 and $5,711 as of December 31, 2010.  The accrual is included in “Other current liabilities.”  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $1,615 as of September 30, 2011 and $1,616 as of December 31, 2010.  The asset is included in “Other current assets.”

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

The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$16,879	$16,768
Charged to expense	7,243	7,809
Deductions	(7,909)	(8,375)
Foreign currency translation	(184)	(205)
Balance at end of period	$16,029	$15,997

Warranty expense was 0.4% and 0.5% of sales for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 14 — DEBT

The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on November 18, 2009.  As of September 30, 2011, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.  The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of September 30, 2011.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $1,243 in the nine month periods ended September 30, 2011 and 2010 and is expected to reduce annual interest expense by $1,661 during 2011.  At September 30, 2011, $746 remains to be amortized and is recognized in “Current portion of long-term debt.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0 % for the nine months ended September 30, 2011.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$4,544	$3,847	$13,205	$11,530
Interest cost	11,127	10,810	33,067	32,331
Expected return on plan assets	(14,323)	(12,620)	(43,061)	(37,758)
Amortization of prior service cost	(16)	(12)	(47)	(34)
Amortization of net loss	5,444	5,201	16,392	15,597
Defined benefit plans	6,776	7,226	19,556	21,666
Multi-employer plans	241	235	717	764
Defined contribution plans	2,137	1,865	6,327	5,554
Total pension cost	$9,154	$9,326	$26,600	$27,984

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company voluntarily contributed $30,000 to its defined benefit plans in the United States during the nine months ended September 30, 2011.  The expected return on plan assets increased in 2011 due to higher investment balances in plan assets at December 31, 2010 than at December 31, 2009.

NOTE 16 — INCOME TAXES

The Company recognized $58,582 of tax expense on pre-tax income of $217,904, resulting in an effective income tax rate of 26.9% for the nine months ended September 30, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided and a tax benefit of $4,844 for tax audit settlements.

The effective income tax rate of 32.9% for the nine months ended September 30, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The anticipated effective income tax rate for 2011 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of September 30, 2011, the Company had $28,797 of unrecognized tax benefits.  If recognized, approximately $18,251 would be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.  The Company is currently subject to various U.S. state audits, a German tax audit for 2007 — 2009, a Canadian tax audit for 2005 — 2007 and an Indonesian tax audit for 2003 — 2007.  The Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $7,059 in prior years’ unrecognized tax benefits by the end of the third quarter 2012.

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the nine months ended September 30, 2011 and 2010.

The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2011.  The Company does not expect any counterparties to fail to meet their obligations.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $60,972 and $33,221 at September 30, 2011 and December 31, 2010, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $157,283 and $173,116 at September 30, 2011 and December 31, 2010, respectively.  The fair value gains or losses from these contracts are recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company had short-term silver forward contracts with notional amounts of 340,000 troy ounces at September 30, 2011.  The notional amount of short-term silver contracts was 380,000 troy ounces at December 31, 2010.  Realized and unrealized gains and losses on these contracts were recognized in earnings.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	September 30, 2011		December 31, 2010
	Other	Other	Other	Other
	Current	Current	Current	Current
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,711	$637	$381	$728

Not designated as hedging instruments:
Foreign exchange contracts	1,532	1,131	252	1,228
Commodity contracts	3,195	—	—	1,051
Total derivatives	$6,438	$1,768	$633	$3,007

The effects of designated fair value hedges and undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives by hedge designation	Classification of gains (losses)	2011	2010	2011	2010
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$5,645	$(5,366)	$(243)	$(1,518)
Commodity contracts	Cost of goods sold	1,984	(1,156)	347	(1,592)
Commodity contracts	Other income	—	—	(12)	—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized
in AOCI, net of tax	September 30, 2011	December 31, 2010
Foreign exchange contracts	$1,060	$(352)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2011	2010	2011	2010
Foreign exchange contracts	Sales	$(113)	$44	$(3)	$60
	Cost of goods sold	(407)	(23)	(1,610)	(111)
Commodity contracts	Cost of goods sold	—	(96)	—	(1,029)

The Company expects a gain of $1,060 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3	Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of September 30, 2011 measured at fair value on a recurring basis:

Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,243	$—	$3,243	$—
Commodity contracts	3,195	—	3,195	—
Total assets	$6,438	$—	$6,438	$—

Liabilities:
Foreign exchange contracts	$1,768	$—	$1,768	$—
Contingent consideration	4,153	—	—	4,153
Deferred compensation	14,316	—	14,316	—
Total liabilities	$20,237	$—	$16,084	$4,153

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2010 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$633	$—	$633	$—

Liabilities:
Foreign exchange contracts	$1,956	$—	$1,956	$—
Commodity contracts	1,051	—	1,051	—
Deferred compensation	14,380	—	14,380	—
Total liabilities	$17,387	$—	$17,387	$—

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the quarter ended September 30, 2011, there were no transfers between Levels 1, 2 or 3.

In connection with the Arc Products acquisition, the Company recorded contingent consideration fair valued at $3,806 at January 31, 2011 and $4,153 at September 30, 2011, reflecting $347 of non-cash accretion.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is considered a Level 3 valuation and is estimated using a probability weighted discounted cash flow analysis.

The deferred compensation liability is the Company’s liability under its executive deferred compensation plan.  The Company measures the fair value of the liability using the net asset values of the participants’ underlying investment fund elections.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both September 30, 2011 and December 31, 2010.  The fair value of long-term debt at September 30, 2011 and December 31, 2010, including the current portion, was approximately $83,682 and $88,120, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $83,486 and $86,422, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011			2010			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$701,624	100.0%		$519,338	100.0%		$182,286	35.1%
Cost of goods sold	516,172	73.6%		375,267	72.3%		140,905	37.5%
Gross profit	185,452	26.4%		144,071	27.7%		41,381	28.7%
Selling, general & administrative expenses	110,629	15.8%		95,612	18.4%		15,017	15.7%
Rationalization and asset impairment charges (gains)	—	—		269	0.1%		(269)	(100.0%	)
Operating income	74,823	10.7%		48,190	9.3%		26,633	55.3%
Interest income	1,167	0.2%		602	0.1%		565	93.9%
Equity earnings in affiliates	1,488	0.2%		1,070	0.2%		418	39.1%
Other income	147	—		628	0.1%		(481)	(76.6%	)
Interest expense	(1,752)	(0.2%	)	(1,671)	(0.3%	)	(81)	(4.8%	)
Income before income taxes	75,873	10.8%		48,819	9.4%		27,054	55.4%
Income taxes	20,515	2.9%		16,191	3.1%		4,324	26.7%
Net income including noncontrolling interests	55,358	7.9%		32,628	6.3%		22,730	69.7%
Noncontrolling interests in subsidiaries’ (loss) earnings	(172)	—		155	—		(327)	(211.0%	)
Net income	$55,530	7.9%		$32,473	6.3%		$23,057	71.0%

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended September 30, 2011:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2010	Volume	Acquisitions	Price	Exchange	2011
Operating Segments
North America Welding	$255,636	$55,094	$22,403	$10,789	$1,260	$345,182
Europe Welding	85,892	10,370	20,191	3,806	8,035	128,294
Asia Pacific Welding	79,657	11,322	—	(326)	7,137	97,790
South America Welding	34,065	6,585	—	2,358	1,161	44,169
The Harris Products Group	64,088	1,367	—	19,310	1,424	86,189
Consolidated	$519,338	$84,738	$42,594	$35,937	$19,017	$701,624

% Change
North America Welding		21.6%	8.8%	4.2%	0.5%	35.0%
Europe Welding		12.1%	23.5%	4.4%	9.4%	49.4%
Asia Pacific Welding		14.2%	—	(0.4%)	9.0%	22.8%
South America Welding		19.3%	—	6.9%	3.4%	29.7%
The Harris Products Group		2.1%	—	30.1%	2.2%	34.5%
Consolidated		16.3%	8.2%	6.9%	3.7%	35.1%

Net sales volumes for the third quarter of 2011 increased for all operating segments as a result of improved demand levels reflective of expanding industrial economies and modest market share gains.  Product pricing increased in the North America Welding, Europe Welding, South America Welding and The Harris Products Group segments from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing increased in The Harris Products Group segment primarily as a result of the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.  In the Asia Pacific Welding segment, lower export pricing and competitive pressures in Australia offset pricing increases in the rest of Asia.  With respect to changes in Net sales due to foreign exchange, all segments increased due to a weaker U.S. dollar.

Gross Profit:  Gross profit increased 28.7% to $185,452 for the third quarter 2011 compared with $144,071 in the third quarter 2010.  As a percentage of Net sales, Gross profit decreased to 26.4% in the third quarter 2011 from 27.7% in the third quarter 2010.  The decrease in this percentage was the result of rising material costs and lower margins from recent acquisitions.  In the third quarter 2011, charges totaling $1,778 were recorded related to the initial accounting for recent acquisitions.  In the prior year period, the South America Welding segment recorded charges of $815 resulting from the change in functional currency and related devaluation of the Venezuelan currency.  Foreign currency exchange rates had a $3,932 favorable translation impact in the third quarter 2011.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher than prior year by $15,017, or 15.7%, in the third quarter 2011 compared with the third quarter 2010.  As a percentage of Net sales, SG&A expenses were 15.8% in the third quarter 2011 and 18.4% in the third quarter 2010.  The increase in SG&A expenses was predominantly due to higher bonus expense of $8,212, increased selling, general and administrative expenses from acquisitions of $3,127, an unfavorable impact from foreign currency translation of $2,572, and increased selling, administrative and research and development expense of $1,870, partially offset by a decrease in legal expenses of $905.

Interest Income:  Interest income increased to $1,167 in the third quarter 2011 from $602 in the third quarter 2010.  The increase was largely due to interest income received on a sales tax refund.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,488 in the third quarter 2011 compared with earnings of $1,070 in the third quarter 2010.  The increase was due to an increase in earnings of $407 in Turkey and $10 in Chile.

Interest Expense:  Interest expense increased to $1,752 in the third quarter 2011 from $1,671 in the third quarter 2010 as a result of higher interest rates partially offset by lower levels of debt in the current period.

Income Taxes:  The Company recognized $20,515 of tax expense on pre-tax income of $75,873, resulting in an effective income tax rate of 27.0% for the three months ended September 30, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The effective income tax rate of 33.2% for the three months ended September 30, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

Net Income:  Net income for the third quarter 2011 was $55,530 compared with Net income of $32,473 in the third quarter 2010.  Diluted earnings per share for the third quarter 2011 was $0.66 compared with $0.38 in the third quarter 2010.  Foreign currency exchange rate movements had a favorable translation effect of $1,034 on Net income for the third quarter 2011.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011			2010			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$2,000,096	100.0%		$1,505,880	100.0%		$494,216	32.8%
Cost of goods sold	1,457,702	72.9%		1,089,893	72.4%		367,809	33.7%
Gross profit	542,394	27.1%		415,987	27.6%		126,407	30.4%
Selling, general & administrative expenses	327,794	16.4%		284,452	18.9%		43,342	15.2%
Rationalization and asset impairment charges (gains)	282	—		(2,559)	(0.2%	)	2,841	111.0%
Operating income	214,318	10.7%		134,094	8.9%		80,224	59.8%
Interest income	2,436	0.1%		1,781	0.1%		655	36.8%
Equity earnings in affiliates	4,033	0.2%		2,684	0.2%		1,349	50.3%
Other income	2,154	0.1%		1,324	0.1%		830	62.7%
Interest expense	(5,037)	(0.3%	)	(4,751)	(0.3%	)	(286)	(6.0%	)
Income before income taxes	217,904	10.9%		135,132	9.0%		82,772	61.3%
Income taxes	58,582	2.9%		44,431	3.0%		14,151	31.8%
Net income including noncontrolling interests	159,322	8.0%		90,701	6.0%		68,621	75.7%
Noncontrolling interests in subsidiaries’ (loss) earnings	(131)	—		1,960	0.1%		(2,091)	(106.7%	)
Net income	$159,453	8.0%		$88,741	5.9%		$70,712	79.7%

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the nine months ended September 30, 2011:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2010	Volume	Acquisitions	Price	Exchange	2011
Operating Segments
North America Welding	$740,780	$149,157	$23,680	$27,064	$6,913	$947,594
Europe Welding	255,773	37,571	51,218	14,746	22,442	381,750
Asia Pacific Welding	233,965	31,848	—	2,932	19,327	288,072
South America Welding	85,009	19,192	—	7,417	4,393	116,011
The Harris Products Group	190,353	14,338	—	57,398	4,580	266,669
Consolidated	$1,505,880	$252,106	$74,898	$109,557	$57,655	$2,000,096

% Change
North America Welding		20.1%	3.2%	3.7%	0.9%	27.9%
Europe Welding		14.7%	20.0%	5.8%	8.8%	49.3%
Asia Pacific Welding		13.6%	—	1.3%	8.3%	23.1%
South America Welding		22.6%	—	8.7%	5.2%	36.5%
The Harris Products Group		7.5%	—	30.2%	2.4%	40.1%
Consolidated		16.7%	5.0%	7.3%	3.8%	32.8%

Net sales volumes for the nine months ended September 30, 2011 increased for all operating segments as a result of improved demand levels reflective of expanding industrial economies and modest market share gains.  Product pricing increased in all segments from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing increased in The Harris Products Group segment primarily as a result of the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments increased due to a weaker U.S. dollar.

Gross Profit:  Gross profit increased 30.4% to $542,394 for the nine months ended September 30, 2011 compared with $415,987 in the nine months ended September 30, 2010.  As a percentage of Net sales, Gross profit decreased to 27.1% in the nine months ended September 30, 2011 as compared to 27.6% in the same period in 2010.  The decrease was the result of rising material costs and lower margins from recent acquisitions.  In the prior year period, the South America Welding segment recorded charges of $5,755 resulting from the change in functional currency and related devaluation of the Venezuelan currency.  Foreign currency exchange rates had a $12,101 favorable translation impact in the nine months ended September 30, 2011.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher than prior year by $43,342, or 15.2%, in the nine months ended September 30, 2011 compared with the same period in 2010.  As a percentage of Net sales, SG&A expenses were 16.4% in the nine months ended September 30, 2011 and 18.9% in the same period in 2010.  The increase in SG&A expenses was predominantly due to higher bonus expense of $26,918, increased selling, general, & administrative expenses from acquisitions of $5,347, an unfavorable impact from foreign currency translation of $7,903, and increased selling, administrative and research and development expense of $6,675, partially offset by a decrease in legal expenses of $6,347.  In the prior year period, the South America Welding segment recorded a gain of $2,632 due to the change in the functional currency and related devaluation of the Venezuelan currency.

Rationalization and Asset Impairment Charges (Gains):  In the nine months ended September 30, 2011, the Company recognized $282 ($237 after-tax) in charges primarily related to rationalization actions initiated in 2009.

Interest Income:  Interest income increased to $2,436 in the nine months ended September 30, 2011 from $1,781 in the nine months ended September 30, 2010.  The increase was due to interest income received on a sales tax refund and the net effect of lower average Cash and cash equivalents balances earning higher interest rates in the nine months ended September 30, 2011, compared with the same period in 2010.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $4,033 in the nine months ended September 30, 2011 compared with earnings of $2,684 in the same period in 2010.  The increase was due to an increase in earnings of $1,130 in Turkey and $219 in Chile.

Interest Expense:  Interest expense increased to $5,037 in the nine months ended September 30, 2011 from $4,751 in the comparable prior year period as a result of higher interest rates in certain foreign jurisdictions, partially offset by lower levels of debt in 2011.

Income Taxes:  The Company recognized $58,582 of tax expense on pre-tax income of $217,904, resulting in an effective income tax rate of 26.9% for the nine months ended September 30, 2011.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided and a tax benefit of $4,844 for tax audit settlements.

The effective income tax rate of 32.9% for the nine months ended September 30, 2010 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

Net Income:  Net income for the nine months ended September 30, 2011 was $159,453 compared with Net income of $88,741 in the same period in 2010.  Diluted earnings per share for the nine months ended September 30, 2011 was $1.88 compared with $1.04 in the nine months ended September 30, 2010.  Foreign currency exchange rate movements had a favorable translation effect of $3,147 on Net income for the nine months ended September 30, 2011.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating income as reported	$74,823	$48,190	$214,318	$134,094
Special items (pre-tax):
Rationalization and asset impairment charges (gains)	—	269	282	(2,559)
Venezuela - functional currency change and devaluation	—	815	—	3,123
Adjusted operating income	$74,823	$49,274	$214,600	$134,658

Special items included in Operating income during the nine months ended September 30, 2011 include net rationalization and asset impairment charges of $282, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.

Special items included in Operating income during the third quarter of 2010, include rationalization charges of $269, primarily related to costs associated with the consolidation of manufacturing operations initiated in 2009 offset by gains on the disposal of assets at rationalized operations and a charge of $815 in Cost of goods sold related to the change in functional currency for the Company’s operation in Venezuela to the U.S. dollar and the devaluation of the Venezuelan currency.  Special items included in Operating income during the nine months ended September 30, 2010 include a rationalization gain of $2,559, primarily related to the disposal of assets at rationalized operations offset by costs associated with the consolidation of manufacturing operations initiated in 2009 and a net charge of $3,123 related to the change in the functional currency for the Company’s operation in Venezuela to the U.S. dollar and the devaluation of the Venezuelan currency.  The net charge of $3,123 includes an incremental inventory cost of $5,755 included in Cost of goods sold and a foreign currency transaction gain of $2,632 included in SG&A expenses.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income as reported	$55,530	$32,473	$159,453	$88,741
Special items (after-tax):
Rationalization and asset impairment charges (gains)	—	265	237	(2,896)
Venezuela - functional currency change and devaluation	—	815	—	3,560
Adjustment for tax audit settlements	—	—	(4,844)	—
Noncontrolling interests	—	44	—	1,890
Adjusted net income	$55,530	$33,597	$154,846	$91,295

Diluted earnings per share as reported	$0.66	$0.38	$1.88	$1.04
Special items	—	0.01	(0.05)	0.03
Adjusted diluted earnings per share	$0.66	$0.39	$1.83	$1.07

Special items included in Net income for the nine months ended September 30, 2011 include net rationalization and asset impairment charges of $237, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.

Special items for the nine months ended September 30, 2011 also include a gain of $4,844 related to a favorable adjustment for tax audit settlements at the North America Welding segment.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2011	2010	Change
Cash provided by operating activities	$130,378	$103,714	$26,664
Cash used by investing activities	(112,087)	(34,644)	(77,443)
Capital expenditures	(50,750)	(43,208)	(7,542)
Acquisition of businesses, net of cash acquired	(62,340)	(1,182)	(61,158)
Proceeds from sale of property, plant and equipment	1,003	9,746	(8,743)
Cash used by financing activities	(59,971)	(74,361)	14,390
Payments on short-term borrowings, net	(1,280)	(16,629)	15,349
Payments on long-term borrowings, net	(1,598)	(976)	(622)
Proceeds from exercise of stock options	7,211	1,319	5,892
Tax benefit from exercise of stock options	2,327	469	1,858
Purchase of shares for treasury	(27,630)	(22,960)	(4,670)
Cash dividends paid to shareholders	(39,001)	(35,584)	(3,417)
Decrease in Cash and cash equivalents	(44,733)	(5,599)

Cash and cash equivalents decreased 12.2% or $44,733 during the nine months ended September 30, 2011 to $321,460 from $366,193 as of December 31, 2010.  This compares to a decrease of 1.4% or $5,599 to $382,537 during the nine months ended September 30, 2010.

Cash provided by operating activities increased by $26,664 for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010.  This increase was predominantly related to an increase in Net income offset by increases in net operating working capital required to support higher sales levels.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 21.8% at September 30, 2011 compared with 20.7% at December 31, 2010 and decreased from 23.2% at September 30, 2010.  Days sales in inventory increased to 99.1 days at September 30, 2011 from 89.8 days at December 31, 2010 and decreased from 107.7 days at September 30, 2010.  Accounts receivable days decreased to 53.5 days at September 30, 2011 from 55.4 days at December 31, 2010 and 59.3 days at September 30, 2010.  Average days in accounts payable increased to 39.3 days at September 30, 2011 from 35.2 days at December 31, 2010 and decreased from 41.2 days at September 30, 2010.

Cash used by investing activities for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 increased by $77,443.  This reflects an increase in capital expenditures of $7,542 in the nine months ended September 30, 2011, and an increase in cash used in the acquisition of businesses of $61,158.  The Company anticipates capital expenditures in 2011 to be in the range of $60,000 to $70,000.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company’s continuing international expansion.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities decreased by $14,390 to $59,971 in the nine months ended September 30, 2011 compared with the comparable period of 2010.  The decrease was predominantly due to higher proceeds from the exercise of stock options of $5,892 and decreased net payments of short-term borrowings of $15,349 compared with the prior year comparable period, offset by higher purchases of common shares for treasury of $4,670.

The Company’s debt levels decreased from $97,705 at December 31, 2010 to $94,545 at September 30, 2011.  Debt to total invested capital decreased to 7.1% at September 30, 2011 from 7.8% at December 31, 2010.  Included in the Company’s debt is a Senior Unsecured Note with a balance of $80,000, which is due in March 2012.  The Company expects to repay this note with cash generated by operations, existing cash balances or borrowings under its existing credit facilities.

In October 2011, the Company paid a cash dividend of $0.155 per share, or $12,934, to shareholders of record on September 30, 2011.

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

The official exchange rate in Venezuela had been fixed at 2.15 bolivars to 1 U.S. dollar for several years.  On January 8, 2010, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar.  The official exchange rate for imported goods classified as essential changed from 2.15 to 2.60 (the “Essential Rate”), while the official exchange rate for other non-essential goods moved to an exchange rate of 4.30 (the “Non-Essential Rate”).  In remeasuring the financial statements, the Non-Essential Rate is used as this is the rate expected to be applicable to dividend repatriations.

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

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $3,165 at September 30, 2011 and net liability position was $4,715 at December 31, 2010.

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

Acquisitions

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, “Techalloy”), for approximately $37,882 in cash.  The fair value of assets acquired was $33,514, resulting in goodwill of $4,368.  These values are preliminary and subject to final working capital adjustments.  Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables.  The acquisition added to the Company’s consumables portfolio.  Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) (“Torchmate”) for approximately $8,109 in cash.  The fair value of assets acquired was $2,400, resulting in goodwill of $5,709.  These values are preliminary and subject to final working capital adjustments.  Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems.  The acquisition added to the Company’s product offering.  Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,861 in cash and assumed debt.  The fair value of the assets acquired was $8,322, resulting in goodwill of $8,539.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States (“CIS”).  Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) (“Arc Products”) for approximately $3,280 in cash and a contingent consideration liability fair valued at $3,806.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the assets acquired was $3,613, resulting in goodwill of $3,473.  Arc Products was a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California.  Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities.  The acquisition will complement the Company’s ability to serve global customers in the nuclear, power generation and process industries worldwide.  Sales for Arc Products during 2010 were not significant.

On October 29, 2010, the Company acquired all of the outstanding stock of Mezhgosmetiz-Mtsensk OAO (“MGM”), a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt.  This acquisition represented the Company’s first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and CIS welding markets.  Annual sales for MGM at the date of acquisition were approximately $30,000.

Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

Rationalization and Asset Impairments

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  The Company recognized a net charge of $282 for the nine months ended September 30, 2011, composed of a charge of $259 related to activities for employee severance and other related charges and a net charge of $23 related to asset impairments.  At September 30, 2011, a liability relating to these actions of $342 was recognized in “Other current liabilities.”  The Company does not expect any further material costs associated with these actions in 2011 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2011.

Debt

The Company’s $80,000 Series C Note (the “Note”) is due in March 2012.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on November 18, 2009.  As of September 30, 2011, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.  The Credit Agreement has a three-year term and may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of September 30, 2011.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and is being amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $1,243 in the nine month periods ended September 30, 2011 and 2010 and is expected to reduce annual interest expense by $1,661 during 2011.  At September 30, 2011, $746 remains to be amortized and is recognized in “Current portion of long-term debt.”  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.0 % for the nine months ended September 30, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims.  Among such proceedings are the cases described below.

At September 30, 2011, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,897 plaintiffs, which is a net increase of 16 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.  Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 39,043 of those claims were dismissed, 18 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 583 were decided in favor of the Company following summary judgment motions.

At September 30, 2011, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 858 plaintiffs, which is a net decrease of 145 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  At September 30, 2011, cases involving 119 claimants were filed in or transferred to federal court where the Judicial Panel on Multidistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 15,977 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which has an appeal pending).  In addition, 13 claims were resolved by agreement for immaterial amounts and one was decided in favor of the Company following a summary judgment motion.

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

The Company’s operating results are sensitive to changes in general economic conditions.  Recessionary economic cycles, higher interest rates, inflations, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for the Company’s products, thereby impacting our results of operations, financial conditions and access to capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common stock during the third quarter of 2011 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2011	—	$—	—	5,822,986
August 1 - 31, 2011	324,864	31.30	324,864	5,498,122
September 1 - 30, 2011	130,800	31.76	130,800	5,367,322
Total	455,664	31.43	455,664

(1)          In October 2003, the Company’s Board of Directors authorized share repurchase programs for up to 30 million shares of the Company’s common stock.  Total shares purchased through the share repurchase programs were 24,632,678 shares at a cost of $340.9 million for a weighted average cost of $13.84 per share through September 30, 2011.  All share and per share information has been retroactively adjusted to give effect to the two-for-one stock split as described in Part I, Item 1. Notes to Unaudited Consolidated Financial Statements.

ITEM 6.  EXHIBITS

(a) Exhibits

3.1

Amended and Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on September 27, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.1

2005 Deferred Compensation Plan for Executives (Amended and Restated as of August 1, 2011) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on August 4, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.2

Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on August 4, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
October 28, 2011