Form 10-K
period 2011-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2012-02-24
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 0-1402

LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1860551 (I.R.S. Employer Identification No.)
22801 St. Clair Avenue, Cleveland, Ohio (Address of principal executive offices)	44117 (Zip Code)

(216) 481-8100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the common shares held by non-affiliates as of June 30, 2011 was $2,979,840,528 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant's common shares as of December 31, 2011 was 83,757,366.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed on or about March 23, 2012 with respect to the registrant's 2012 Annual Meeting of Shareholders.

PART I

ITEM 1. BUSINESS

General

As used in this Annual Report on Form 10-K, the term "Company," except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. The Lincoln Electric Company began operations in 1895 and was incorporated under the laws of the State of Ohio in 1906. During 1998, The Lincoln Electric Company reorganized into a holding company structure, and Lincoln Electric Holdings, Inc. became the publicly-held parent of Lincoln Electric subsidiaries worldwide, including The Lincoln Electric Company.

The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.

The arc welding power sources and wire feeding systems manufactured by the Company range in technology from basic units used for light manufacturing and maintenance to highly sophisticated robotic applications for high volume production welding and fabrication. Three primary types of arc welding electrodes are produced: (1) coated manual or stick electrodes; (2) solid electrodes produced in coil, reel or drum forms for continuous feeding in mechanized welding; and (3) cored electrodes produced in coil form for continuous feeding in mechanized welding.

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Russia, Turkey, the United Kingdom and Venezuela, of which 35 are ISO 9001 certified.

The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia and Africa. The other two welding segments include welding operations in Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 4 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.

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

The Company is not dependent on a single customer or a few customers and no individual customer currently accounts for more than ten percent of total Net sales. However, the loss of a large customer could have an adverse effect on the Company's business. The Company's operating results are sensitive to changes in general economic conditions. The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe, and is cyclical in nature. Overall demand for arc welding and cutting products is largely determined by economic cycles and the level of capital spending in manufacturing and other industrial sectors. The Company experiences some variability in reported period-to-period results as demand for the Company's products are mildly seasonal with generally higher demand in the second and third quarters. See "Item 1A. Risk Factors" for further discussion regarding risks associated with customers, general economic conditions and demand.

Competition

Conditions in the arc welding and cutting industry are highly competitive. The Company believes it is the world's largest manufacturer of consumables and equipment with relatively few major broad-line competitors worldwide, but numerous smaller competitors in specific geographic markets. The Company continues to pursue strategies to heighten its competitiveness in domestic and international markets, which includes positioning low cost manufacturing facilities in most geographical markets. Competition in the arc welding and cutting industry is based on brand preference, product quality, price, performance, warranty, delivery, service and technical support. The Company believes its performance against these factors has contributed to the Company's position as the leader in the industry.

Most of the Company's products may be classified as standard commercial articles and are manufactured for stock. The Company believes it has a competitive advantage in the marketplace because of its highly trained technical sales force and the support of its welding research and development staff to assist customers in optimizing their welding applications. This allows the Company to introduce its products to new users and to establish and maintain close relationships with its customers. This close relationship between the technical sales force and the direct customers, together with its supportive relationship with its distributors, who are particularly interested in handling the broad range of the Company's products, is an important element of the Company's market success and a valuable asset of the Company.

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

Environmental Regulations

The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at nearly all facilities worldwide.

International Operations

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations.

Research and Development

Research activities, which the Company believes provide a competitive advantage, relate to the development of new products and the improvement of existing products. Research activities are Company-sponsored. Refer to Note 1 to the Company's consolidated financial statements with respect to total costs of research and development, which is incorporated herein by reference.

Employees

The number of persons employed by the Company worldwide at December 31, 2011 was 9,929. See "Part III, Item 10" for information regarding the Company's executive officers, which is incorporated herein by reference.

Stock Split

On April 29, 2011, the Company announced a two-for-one stock split of the Company's common shares effective in the form of a 100% stock dividend. The record date for the stock split was May 16, 2011 and the additional shares were distributed on May 31, 2011. Accordingly, all per share amounts, average shares outstanding, shares outstanding, shares repurchased and equity based compensation presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. Shareholders' equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the stated value of the additional shares issued in connection with the stock split to Common shares from Additional paid-in capital.

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

ITEM 1A. RISK FACTORS

From time to time, information we provide, statements by our employees or information included in our filings with the SEC may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "forecast," "guidance" or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company's operating results. Forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those risks described below. Any forward-looking statements made in this report or otherwise speak only as of the date of the statement, and, except as required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

Our goal is to proactively manage risks in a structured approach and in conjunction with the strategic planning process, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results. The risk factors and uncertainties described below, together with information incorporated by reference or otherwise included elsewhere in this Annual Report on Form 10-K, should be carefully considered. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

General economic and market conditions may adversely affect the Company's financial condition, results of operations and access to capital markets.

The Company's operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for the Company's products, thereby impacting our results of operations, financial condition and access to capital markets.

Economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, public health concerns, labor disputes or natural disasters could adversely affect our supply chain and distribution channels or result in loss of sales and customers.

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

In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for raw materials are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors' production costs, anticipated or perceived shortages and other factors. The price of steel used to manufacture our products has experienced periods of significant price volatility and has been subject to periodic shortages due to global economic factors. We have also experienced substantial volatility in prices for other raw materials, including nonferrous metals, chemicals and energy costs.

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

At December 31, 2011, we were a co-defendant in cases alleging manganese induced illness involving claims by approximately 806 plaintiffs and a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,781 plaintiffs. In each instance, we are one of a large number of defendants. In the manganese cases, the claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. In the asbestos cases, the claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in manganese cases that have been resolved as follows: 16,031 of those claims were dismissed, 23 were tried to defense verdicts in favor of us and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which has post-trial motions pending). In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion. Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 39,199 of those claims were dismissed, 18 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 585 were decided in favor of the Company following summary judgment motions.

Defense costs remain significant. The long-term impact of the manganese and asbestos loss contingencies, in each case in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and we benefit significantly from cost-sharing with co-defendants and insurance carriers. While we intend to contest these lawsuits vigorously, and believe we have applicable insurance relating to these claims, there are several risks and uncertainties that may affect our liability for personal claims relating to exposure to manganese and asbestos, including the future impact of changing cost sharing arrangements or a change in our overall trial experience. In addition, in January 2012, the Company and 18 co-defendants entered into an agreement that provides for the dismissal with prejudice of substantially all of the pending manganese claims if certain conditions precedent are satisfied. Failure to satisfy those conditions could lead to the resumption of that litigation and increased defense costs.

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

The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is cyclical in nature. Overall demand for arc welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may be substantially decreased, which could reduce demand for our products, our revenues and our results of operations.

We may not be able to complete our acquisition strategy or successfully integrate acquired businesses.

Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. For example, we have completed and continue to pursue acquisitions in emerging markets including, but not limited to, Brazil, Russia, India and China in order to strategically position resources to increase our presence in growing markets. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may expose us to unexpected liabilities and involve the expenditure of significant funds and management time. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize the expected benefits from any completed acquisition.

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

We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. We have previously initiated, and may in the future initiate significant rationalization activities to align our business to market conditions. Such rationalization activities could fail to deliver the desired competitive cost structure and could result in disruptions in customer service. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our operations, results and prospects could suffer.

Further, in the past decade, the arc welding industry in the United States and other developed countries has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could also be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers manufacture selected consumable arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be adversely affected by this practice.

The loss of any of our largest customers could adversely affect our revenue, gross margins and profit.

We have a large and varied customer base due, in part, to our extensive distribution channels in the industries and regions that we serve. Although no individual customer currently accounts for more than ten percent of total Net sales, there are customers to which we sell a large amount of product. The loss of any of these customers could have an adverse effect on our revenue, gross margins and profit.

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

There are a number of risks in doing business internationally, which may impede our ability to achieve our strategic objectives relating to our foreign operations. Many developing countries have a significant degree of political and economic uncertainty and social turmoil that may impede our ability to implement and achieve our international growth objectives. Conducting business internationally subjects us to corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings and funds, exchange controls, labor regulations, nationalization, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Cooperation and Development Convention). Failure by the Company or its sales representatives, agents or distributors to comply with these laws and regulations could result in administrative, civil or criminal liabilities, all or any of which could negatively impact our business and reputation. Our foreign operations also subject us to the risks of international terrorism and hostilities.

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

Our defined benefit pension plans are subject to financial market trends, such as changes in discount rates and actual investment return on pension assets, which could adversely affect our results of operations and cash flows.

The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders' equity and cash flows through our annual measurement of plan assets and liabilities. For a discussion regarding how the financial statements have been affected by significant changes in 2011, refer to the pension related disclosure under "Part II, Item 7 – Critical Accounting Policies" and Note 10 to the Company's consolidated financial statements.

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

The conduct and management of our business relies extensively on information technology systems. If these systems are damaged, cease to function properly or are subject to a cyber security breach, we may suffer an interruption in our ability to manage and operate the business and our results of operations and financial condition could be adversely affected.

Our global operations are subject to increasingly complex environmental regulatory requirements.

We are subject to increasingly complex environmental regulations affecting international manufacturers, including those related to air and water emissions, waste management and climate change.

There is a growing political and scientific belief that emissions of greenhouse gases ("GHG") alter the composition of the global atmosphere in ways that are affecting the global climate. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. These concerns may lead to international, national, regional or local legislative or regulatory responses in the future. Such regulation could result in new or additional regulatory or product standard requirements for the Company's global businesses. We are unable, at this time, to predict the significance of these requirements as the impact of any future GHG legislative, regulatory or product standards is dependent on the timing and design of the mandates or standards. Furthermore, the potential physical impacts of theorized climate change on the Company's customers, and therefore on the Company's operations, are speculative and highly uncertain, and would be particular to the circumstances developing in various geographical regions. These may include changes in weather patterns (including drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of the Company's operations which we are unable, at this time, to predict.

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

The Company has 42 manufacturing facilities, including operations and joint ventures in 19 countries, the locations (grouped by operating segment) of which are as follows:

North America Welding:
United States	Cleveland, Ohio; San Diego and Oceanside, California; Reno, Nevada; Baltimore, Maryland.
Canada	Toronto; Mississauga.
Mexico	Mexico City; Torreon.
Europe Welding:
France	Grand-Quevilly.
Germany	Essen.
Italy	Genoa; Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Portugal	Lisbon.
Russia	Mtsensk; Orel.
Turkey	Istanbul.
United Kingdom	Sheffield; Chertsey.
Asia Pacific Welding:
Australia	Sydney.
China	Shanghai; Jinzhou; Nanjing; Zhengzhou; Luan County.
India	Chennai.
Indonesia	Cikarang.
South America Welding:
Brazil	Sao Paulo.
Colombia	Bogota.
Venezuela	Maracay.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California.
Brazil	Guarulhos.
Mexico	Tijuana.
Poland	Dzierzoniow.

All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company's foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business. At December 31, 2011, $0.8 million of indebtedness under capital leases was secured by property with a book value of $3.8 million.

In addition, the Company maintains operating leases for many of its distribution centers and sales offices throughout the world. See Note 15 to the Company's consolidated financial statements for information regarding the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims. Among such proceedings are the cases described below.

At December 31, 2011, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 16,781 plaintiffs, which is a net decrease of 116 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 39,199 of those claims were dismissed, 18 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 585 were decided in favor of the Company following summary judgment motions.

At December 31, 2011, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 806 plaintiffs, which is a net decrease of 52 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums. The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism. At December 31, 2011, cases involving 87 claimants were filed in or transferred to federal court where the Judicial Panel on MultiDistrict Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio. Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 16,031 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which has post-trial motions pending). In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion. On January 18, 2012, the Company and 18 co-defendants entered into an agreement with plaintiffs' counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims provided certain conditions precedent are satisfied.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2011 was 1,748.

The total amount of dividends paid in 2011 was $51.9 million. During 2011, dividends were paid quarterly on January 14, April 15, July 15 and October 14.

Quarterly high and low stock prices and dividends declared per share for the last two years were:

	2011			2010(1)
	Stock Price			Stock Price
			Dividends Declared			Dividends Declared
	High	Low		High	Low
First quarter(1)	$38.50	$32.69	$0.155	$29.21	$23.05	$0.14
Second quarter(1)	39.62	32.30	0.155	31.43	25.01	0.14
Third quarter	39.18	27.47	0.155	29.32	24.14	0.14
Fourth quarter	40.10	26.84	0.17	33.59	28.05	0.155
(1)
Stock prices and dividends declared have been retroactively adjusted to give effect to the two-for-one stock split on May 31, 2011.

Issuer purchases of equity securities for the fourth quarter 2011 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1-31, 2011	–		$–	–	5,367,322
November 1-30, 2011	178,547	(1)	36.45	168,200	5,199,122
December 1-31, 2011	77,365		36.96	77,365	5,121,757

Total	255,912		36.60	245,565

(1)
The above share repurchases include the surrender of 10,347 shares of the Company's common stock to satisfy minimum income tax withholding requirements related to the vesting of 44,600 restricted shares granted pursuant to the Company's 2006 Equity and Performance Incentive Plan.

(2)
The Company's Board of Directors authorized a share repurchase program for up to 30 million shares of the Company's common stock. Total shares purchased through the share repurchase programs were 24,878,243 shares at a cost of $349.9 million for a weighted average cost of $14.07 per share through December 31, 2011.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2007 and ending December 31, 2011. This graph assumes that $100 was invested on December 31, 2006 in each of the Company's common stock, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011(2)	2010(3)	2009(4)	2008(5)	2007(6)
Net sales	$2,694,609	$2,070,172	$1,729,285	$2,479,131	$2,280,784
Net income	217,186	130,244	48,576	212,286	202,736
Basic earnings per share(1)	2.60	1.54	0.57	2.49	2.36
Diluted earnings per share(1)	2.56	1.53	0.57	2.47	2.34
Cash dividends declared per share(1)	0.635	0.575	0.545	0.51	0.455
Total assets	1,976,776	1,783,788	1,705,292	1,718,805	1,645,296
Long-term debt	1,960	84,627	87,850	91,537	117,329
(1)
Earnings per share and cash dividends declared per share have been retroactively adjusted to give effect to the two-for-one stock split on May 31, 2011.

(2)
Results for 2011 include rationalization and asset impairment net charges of $282 ($237 after-tax) resulting from rationalization activities primarily initiated in 2009 and a gain of $4,844 related to a favorable adjustment for tax audit settlements.

(3)
Results for 2010 include rationalization and asset impairment net gains of $384 ($894 after-tax) which include net gains of $3,684 ($3,725 after-tax) related to the sale of property and asset disposals, impairment charges of $883 ($801 after-tax) and $2,417 ($2,030 after-tax) in rationalization charges. Results also include a net charge of $3,123 ($3,560 after-tax) related to the change in functional currency and devaluation of the Venezuelan currency, income of $5,092 was recognized due to an adjustment in tax liabilities for a change in applicable tax regulations, a gain of $108 after-tax in noncontrolling interests related to the impairment of assets for a majority-owned consolidated subsidiary and a charge of $1,890 after-tax in noncontrolling interests related to gains on the disposal of assets in a majority-owned consolidated subsidiary.

(4)
Results for 2009 include rationalization and asset impairment net charges of $29,897 ($23,789 after-tax). The net charges include rationalization charges of $26,957 ($21,529 after-tax) and impairment charges of $2,940 ($2,260 after-tax) for certain indefinite-lived intangible assets. Results also include a loss of $7,943 ($7,943 after-tax) associated with the acquisition of a business in China and the related disposal of an interest in Taiwan, a pension settlement gain of $2,144 ($2,144 after-tax), a charge of $601 after-tax in noncontrolling interests associated with the pension settlement gain for a majority-owned consolidated subsidiary, and a gain on the sale of a property by the Company's joint venture in Turkey of $5,667 ($5,667 after-tax).

(5)
Results for 2008 include a charge of $2,447 ($1,698 after-tax) relating to the Company's rationalization programs that began in the fourth quarter 2008. Results for 2008 also include $16,924 ($16,615 after-tax) in asset impairment charges including $13,194 of goodwill and $2,388 of long-lived assets related to two businesses in China (with no tax benefit) as well as an impairment charge of $1,342 ($1,033 after-tax) for intangible assets.

(6)
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

The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's product offering also includes CNC plasma and oxy-fuel cutting systems, regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.

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

The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Russia, Turkey, the United Kingdom and Venezuela.

The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia and Africa. The other two welding segments include welding operations in Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 4 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.

The principal raw materials essential to the Company's business are steel, electronic components, engines, brass, copper, silver, aluminum alloys and various chemicals, all of which are normally available for purchase in the open market.

The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 9001 certified at nearly all facilities worldwide. In addition, the Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide.

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

Results of Operations

The following table shows the Company's results of operations:

	Year Ended December 31,
	2011			2010			2009
	Amount	% of Sales		Amount	% of Sales		Amount	% of Sales
Net sales	$2,694,609	100.0%		$2,070,172	100.0%		$1,729,285	100.0%
Cost of goods sold	1,957,872	72.7%		1,506,353	72.8%		1,273,017	73.6%

Gross profit	736,737	27.3%		563,819	27.2%		456,268	26.4%
Selling, general & administrative expenses	439,775	16.3%		377,773	18.2%		333,138	19.3%
Rationalization and asset impairment charges (gains)	282	–		(384)	–		29,897	1.7%

Operating income	296,680	11.0%		186,430	9.0%		93,233	5.4%
Interest income	3,121	0.1%		2,381	0.1%		3,462	0.2%
Equity earnings (loss) in affiliates	5,385	0.2%		3,171	0.2%		(5,025)	(0.3%	)
Other income	2,849	0.1%		1,817	0.1%		3,589	0.2%
Interest expense	(6,704)	(0.2%	)	(6,691)	(0.3%	)	(8,521)	(0.5%	)

Income before income taxes	301,331	11.2%		187,108	9.0%		86,738	5.0%
Income taxes	84,318	3.1%		54,898	2.7%		37,905	2.2%

Net income including noncontrolling interests	217,013	8.1%		132,210	6.4%		48,833	2.8%
Noncontrolling interests in subsidiaries' (loss) earnings	(173)	–		1,966	0.1%		257	–

Net income	$217,186	8.1%		$130,244	6.3%		$48,576	2.8%

2011 Compared with 2010

Net Sales:    The table below summarizes the impacts of volume, acquisition, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2011:

		Change in Net Sales due to:
	Net Sales 2010	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2011
Operating Segments
North America Welding	$1,013,193	$194,618	$54,452	$41,839	$5,397	$1,309,499
Europe Welding	359,925	42,376	66,425	20,390	19,576	508,692
Asia Pacific Welding	324,092	26,198	–	3,305	22,681	376,276
South America Welding	117,419	24,209	–	11,618	3,438	156,684
The Harris Products Group	255,543	18,625	–	65,753	3,537	343,458

Consolidated	$2,070,172	$306,026	$120,877	$142,905	$54,629	$2,694,609

% Change
North America Welding		19.2%	5.4%	4.1%	0.5%	29.2%
Europe Welding		11.8%	18.5%	5.7%	5.4%	41.3%
Asia Pacific Welding		8.1%	–	1.0%	7.0%	16.1%
South America Welding		20.6%	–	9.9%	2.9%	33.4%
The Harris Products Group		7.3%	–	25.7%	1.4%	34.4%
Consolidated		14.8%	5.8%	6.9%	2.6%	30.2%

Net sales volume for 2011 increased for all operating segments as a result of higher demand levels from expanding industrial economies associated with the improved global economy and modest market share gains. Product pricing increased for all operating segments due to the realization of price increases implemented in response to increases in raw material costs. Product pricing in the South America Welding segment continues to reflect a higher inflationary environment, particularly in Venezuela. Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper. The increase in Net sales from acquisitions was due to the acquisitions of SSCO Manufacturing, Inc. (d/b/a Arc Products) ("Arc Products") in January 2011, Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, "Techalloy") and Applied Robotics, Inc. (d/b/a Torchmate) ("Torchmate") in July 2011 in the North America Welding segment and the acquisitions of OOO Severstal-metiz: welding consumables ("Severstal") in March 2011 and Mezhgosmetiz-Mtsensk OAO ("MGM") in October 2010 in the Europe Welding segment (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments increased due to a weaker U.S. dollar.

Gross Profit:    Gross profit increased 30.7% to $736,737 during 2011 compared with $563,819 in 2010. As a percentage of Net sales, Gross profit increased slightly to 27.3% in 2011 compared with 27.2% in 2010. The increase was the result of pricing increases and operating leverage offset by rising material costs and lower margins from the acquisitions of MGM, Severstal and Techalloy. In the prior year period, the South America Welding segment recorded charges of $5,755 resulting from the change in functional currency and related devaluation of the Venezuelan currency. Foreign currency exchange rates had an $11,125 favorable translation impact in 2011.

Selling, General & Administrative ("SG&A") Expenses:    SG&A expenses increased 16.4% to $439,775 during 2011 compared with $377,773 in 2010. The increase was primarily due to higher bonus expense of $30,714, higher selling, administrative and research and development expenses of $15,546, incremental SG&A expenses from acquisitions of $8,600, higher foreign currency translation of $7,257 and higher foreign exchange transaction losses of $4,531 partially offset by lower legal expenses of

$4,124. In the prior year period, the South America Welding segment recorded a gain of $2,632 resulting from the change in Venezuela's functional currency to the U.S. dollar and the devaluation of the bolivar.

Rationalization and Asset Impairment Charges (Gains):    In 2011, the Company recorded $282 ($237 after-tax) in charges primarily related to rationalization actions initiated in 2009. See "Rationalization and Asset Impairments" for additional information.

Interest Income:    Interest income increased to $3,121 in 2011 from $2,381 in 2010. The increase was largely due to interest income received on a sales tax refund.

Equity Earnings (Loss) in Affiliates:    Equity earnings in affiliates were $5,385 in 2011 compared with earnings of $3,171 in 2010. The increase was due to an increase in earnings of $1,895 in Turkey and an increase of $319 in Chile.

Interest Expense:    Interest expense remained flat at $6,704 in 2011 as compared to $6,691 in 2010, primarily as a result of higher interest rates offset by lower levels of debt in the current period.

Income Taxes:    The Company recorded $84,318 of tax expense on pre-tax income of $301,331, resulting in an effective tax rate of 28.0% for 2011. The effective income tax rate is lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided and a tax benefit of $4,844 for tax audit settlements.

The effective income tax rate of 29.3% for 2010 was primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

Net Income:    Net income for 2011 was $217,186 compared with $130,244 in the prior year. Diluted earnings per share for 2011 were $2.56 compared with diluted earnings of $1.53 per share in 2010. Foreign currency exchange rate movements had a favorable translation effect of $2,948 and $762 on Net income for 2011 and 2010, respectively.

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

Net sales volume for 2010 increased for all operating segments as a result of higher demand levels associated with the improved global economy. Increased sales volumes in the South America Welding segment also reflect market share expansion. Product pricing was higher in the South America Welding segment primarily due to high inflation in Venezuela. Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper. Product pricing decreased due to changes in pricing required to remain competitive as a result of lower material costs in the North America Welding, Europe Welding and Asia Pacific Welding segments. The increase in Net sales from acquisitions was due to the acquisition of Jinzhou Jin Tai Welding and Metal Co, Ltd. ("Jin Tai") in July 2009 in the Asia Pacific Welding segment and the acquisition of MGM in October 2010 in the Europe Welding segment (see the "Acquisitions" section below for additional information regarding the acquisitions).

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

Selling, General & Administrative ("SG&A") Expenses:    SG&A expenses increased 13.4% to $377,773 during 2010 compared with $333,138 in 2009. The increase was primarily due to higher bonus expense of $28,890, higher selling, administrative and research and development expenses of $11,562, incremental SG&A expenses from acquisitions of $4,743 and higher legal expense of $4,237 partially offset by lower retirement costs in the U.S. of $3,794 and a gain of $2,632 resulting from the change in Venezuela's functional currency to the U.S. dollar and the devaluation of the bolivar.

Rationalization and Asset Impairment Charges (Gains):    In 2010, the Company recorded $384 ($894 after-tax) in gains primarily related to the sale of assets at rationalized operations. Gains recognized on the sale of assets of $4,555 ($4,596 after-tax) in the Asia Pacific Welding segment were offset by net charges of $871 ($871 after-tax) relating to environmental costs associated with the sale of property in The Harris Products Group segment. Also, charges of $3,300 ($2,831 after-tax), consisting of employee severance and other related costs of $2,417 ($2,030 after-tax) and asset impairment charges of $883 ($801 after-tax), were recognized on the continuation of activities initiated in 2009 to consolidate certain manufacturing operations in the Europe Welding and Asia Pacific Welding segments. See "Rationalization and Asset Impairments" for additional information.

Interest Income:    Interest income decreased to $2,381 in 2010 from $3,462 in 2009. The decrease was primarily due to lower interest rates on Cash and cash equivalents in 2010 when compared with 2009.

Equity Earnings (Loss) in Affiliates:    Equity earnings in affiliates were $3,171 in 2010 compared with a loss of $5,025 in 2009. The equity loss in 2009 includes a loss of $7,943 associated with the acquisition of Jin Tai and the related disposal of the Company's 35% interest in Kuang Tai Metal Industry Co., Ltd. ("Kuang Tai") and earnings of $5,667 on the Company's share of a gain realized on the sale of a property by the Company's joint venture in Turkey. See "Acquisitions" for additional information.

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

The effective income tax rate of 43.7% for 2009 was primarily due to losses at certain non-U.S. entities for which no tax benefit was provided, partially offset by a benefit for the utilization of foreign tax credits.

Net Income:    Net income for 2010 was $130,244 compared with $48,576 in the prior year. Diluted earnings per share for 2010 were $1.53 compared with diluted earnings of $0.57 per share in 2009. Foreign currency exchange rate movements had a favorable translation effect of $762 and $612 on Net income for 2010 and 2009, respectively.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2011	2010	2009
Operating income as reported	$296,680	$186,430	$93,233
Special items (pre-tax):
Rationalization charges (gains)	282	(1,267)	26,957
Impairment charges	–	883	2,940
Venezuela – functional currency change and devaluation	–	3,123	–
Pension settlement gain	–	–	(2,144)

Adjusted operating income	$296,962	$189,169	$120,986

Special items included in Operating income during 2011 include net rationalization and asset impairment charges of $282, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009.

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

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
Net income as reported	$217,186	$130,244	$48,576
Special items (after-tax):
Rationalization charges (gains)	237	(1,695)	21,529
Impairment charges	–	801	2,260
Venezuela – functional currency change and devaluation	–	3,560	–
Pension settlement gain	–	–	(2,144)
Loss associated with the acquisition of Jin Tai	–	–	7,943
Gain on sale of property	–	–	(5,667)
Income from tax adjustment resulting from change in applicable tax regulations	–	(5,092)	–
Adjustment for tax audit settlements	(4,844)	–	–
Noncontrolling interests charges associated with special items	–	1,782	601

Adjusted net income	$212,579	$129,600	$73,098

Diluted earnings per share as reported	$2.56	$1.53	$0.57
Special items per share	(0.05)	(0.01)	0.29

Adjusted diluted earnings per share	$2.51	$1.52	$0.86

Net income for 2011 includes net rationalization and asset impairment charges of $237 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009. Special items for 2011 also include a gain of $4,844 related to a favorable adjustment for tax audit settlements.

The Company's 2010 rationalization activities to align the business to current market conditions resulted in net gains of $1,695 primarily related to the sale of property and asset disposals and asset impairment charges of $801. Net income also includes a net charge of $3,560 related to the change in functional currency and devaluation of the Venezuelan currency, income of $5,092 due to an adjustment in tax liabilities for a change in applicable tax regulations, a gain of $108 in noncontrolling interests related to the impairment of assets for a majority-owned consolidated subsidiary and a charge of $1,890 in noncontrolling interests related to the disposal of assets for a majority-owned consolidated subsidiary.

Net income for 2009 includes rationalization and asset impairment charges of $23,789. The Company's rationalization activities to align the business to current market conditions resulted in charges of $21,529 and impairment charges of $2,260, which were recognized for certain indefinite-lived intangible assets. Net income also includes a loss of $7,943 associated with the acquisition of Jin Tai, a pension settlement gain of $2,144, a charge of $601 in noncontrolling interests associated with the pension settlement gain for a majority-owned consolidated subsidiary and a gain on the sale of a property by the Company's joint venture in Turkey of $5,667.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Cash provided by operating activities:	$193,518	$156,978	$250,350	$36,540	$(93,372)
Cash used by investing activities:	(130,796)	(69,400)	(63,581)	(61,396)	(5,819)
Capital expenditures	(65,813)	(60,565)	(38,201)	(5,248)	(22,364)
Acquisition of businesses, net of cash acquired	(66,229)	(18,856)	(25,449)	(47,373)	6,593
Proceeds from the sale of property, plant and equipment	1,246	10,021	557	(8,775)	9,464
Cash used by financing activities:	(63,370)	(109,507)	(89,072)	46,137	(20,435)
Proceeds (payments) on short-term borrowings, net	8,981	(18,599)	(12,954)	27,580	(5,645)
Payments on long-term borrowings, net	(1,032)	(8,580)	(30,874)	7,548	22,294
Proceeds from exercise of stock options	11,351	3,508	705	7,843	2,803
Tax benefit from exercise of stock options	2,916	1,210	195	1,706	1,015
Purchase of shares for treasury	(36,997)	(39,682)	(343)	2,685	(39,339)
Cash dividends paid to shareholders	(51,935)	(47,364)	(45,801)	(4,571)	(1,563)
Other	3,346	–	–	3,346	–
(Decrease) increase in Cash and cash equivalents	(5,092)	(21,943)	103,804

Cash and cash equivalents decreased 1.4%, or $5,092, to $361,101 as of December 31, 2011, from $366,193 as of December 31, 2010. This compares with a decrease of 5.7%, or $21,943, in Cash and cash equivalents during 2010.

Cash provided by operating activities for 2011 increased $36,540 from 2010. The increase was predominantly related to an increase in Net income offset by increases in net operating working capital required to support higher sales levels. Net operating working capital, defined as the sum of Accounts receivable and Total inventory less Trade accounts payable, increased $110,525 in 2011 compared with an increase of $29,547 in 2010. Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 21.0% at December 31, 2011 compared with 20.7% at December 31, 2010. Days sales in inventory increased to 92.5 days at December 31, 2011 from 89.8 days at December 31, 2010. Accounts receivable days decreased to 53.5 days at December 31, 2011 from 55.4 days at December 31, 2010. Average days in accounts payable decreased to 35.1 days at December 31, 2011 from 35.2 days at December 31, 2010.

Cash used by investing activities increased by $61,396 for 2011 compared with 2010. This reflects an increase in capital expenditures of $5,248 from 2010 and an increase in the acquisition of businesses of $47,373 from 2010. The Company anticipates capital expenditures of $65,000 in 2012. Anticipated capital expenditures reflect investments for capital maintenance, to improve operational effectiveness and the Company's continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company's facilities.

Cash used by financing activities for 2011 decreased $46,137 from 2010. The decrease was predominantly due to higher net proceeds from short-term borrowings of $27,580, decreased net payments of long-term borrowings of $7,548, higher proceeds from the exercise of stock options and related tax benefits of $9,549 and $3,346 received in government grants. There were no Senior Unsecured Note maturities in 2011.

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

The Company's debt levels increased from $97,705 at December 31, 2010 to $103,378 at December 31, 2011 predominantly due to net increases in short-term borrowings at certain foreign subsidiaries. Debt to total capitalization increased to 8.0% at December 31, 2011 from 7.8% at December 31, 2010. Included in the Company's debt levels at December 31, 2011 is a senior unsecured note with a balance of $80,000, which is due in March 2012. The Company expects to repay this balance with cash generated by operations, existing cash balances or through borrowings under its existing credit facilities.

A total of $51,935 in dividends was paid during 2011. In January 2012, the Company paid a quarterly cash dividend of $0.17 per share, or $14,186, to shareholders of record on December 31, 2011.

The Company has a share repurchase program for up to 30 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2011, the Company purchased 1,041,229 shares at a cost of $35,709. As of December 31, 2011, 5,121,757 shares remained available for repurchase under the stock repurchase program.

The Company made voluntary contributions to its U.S. defined benefit plans of $30,000, $41,500 and $45,000 in 2011, 2010 and 2009, respectively. The Company expects to voluntarily contribute approximately $30,000 to its U.S. plans in 2012. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2012.

Rationalization and Asset Impairments

The Company recorded rationalization and asset impairment net charges of $282 for the year ended December 31, 2011 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The Company initiated a number of rationalization activities in 2009 to align its business to current market conditions. The 2011 net charges include $259 primarily related to employee severance and other related costs and $23 in asset impairment charges.

In 2010, the Company recorded rationalization and asset impairment net gains of $384 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The 2010 net gains include $4,555 primarily related to asset disposals offset by charges of $2,417 primarily related to employee severance and other related costs, $871 related to environmental costs associated with the sale of property and $883 in asset impairment charges.

In 2009, the Company recorded rationalization and asset impairment net charges of $29,897 resulting from rationalization activities primarily initiated in the third and second quarters. The 2009 net charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan. Rationalization activities during the year affected 1,063 employees and included the closure of two manufacturing operations. Impairment charges on certain indefinite-lived intangible assets of $879 were also included under this caption.

Fair values of impaired assets were determined using projected discounted cash flows.

Acquisitions

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy, for approximately $36,900 in cash and assumed debt. The fair value of assets acquired was $32,814, resulting in goodwill of $4,086. Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables. The acquisition added to the Company's consumables portfolio. Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Torchmate for approximately $8,280 in cash. The fair value of assets acquired was $2,361, resulting in goodwill of $5,919. Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems. The acquisition added to the Company's plasma and oxy-fuel cutting product offering. Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of Severstal for approximately $16,861 in cash and assumed debt. The fair value of the assets acquired was $8,049, resulting in goodwill of $8,812. Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world's leading vertically integrated steel and mining companies. This acquisition expanded the Company's capacity and distribution channels in Russia and the Commonwealth of Independent States ("CIS"). Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of Arc Products for approximately $3,280 in cash and a contingent consideration liability fair valued at $3,806. The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period. The fair value of the assets acquired was $3,613, resulting in goodwill of $3,473. Arc Products was a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California. Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities. The acquisition will complement the Company's ability to serve global customers in the nuclear, power generation and process industries worldwide. Sales for Arc Products during 2010 were not significant.

On October 29, 2010, the Company acquired all of the outstanding stock of MGM, a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt. This acquisition represented the Company's first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and CIS welding markets. Annual sales for MGM at the date of acquisition were approximately $30,000.

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

Pro forma information related to these acquisitions has not been presented because the impact on the Company's Consolidated Statements of Income is not material. Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

Debt

During March 2002, the Company issued Senior Unsecured Notes (the "Notes") totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions, and are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes agreement, ratios). As of December 31, 2011, the Company was in compliance with all of its covenants under the Notes agreement. The Company repaid the $40,000 Series A Notes and the $30,000 Series B Notes in March 2007 and March 2009, respectively, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to "Interest expense." In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to "Interest expense" over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $206 in 2011, $206 in 2010 and $313 in 2009, and is expected to reduce annual "Interest expense" by $30 in 2012.

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

During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $1,661 in 2011, $1,661 in 2010 and $1,429 in 2009, and is expected to reduce annual "Interest expense" by $328 in 2012.

During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Notes from fixed to floating interest rates matured with the underlying Notes. The Company has no interest rate swaps outstanding at December 31, 2011. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.0% for both 2011 and 2010.

At December 31, 2011 and 2010, the fair value of long-term debt, including the current portion, was approximately $84,110 and $88,120, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On November 18, 2009, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") for a $150,000 revolving credit facility to be used for general corporate purposes. The Credit Agreement has a three-year term that is set to expire in November 2012. At any time not later than 180 days prior to the last day of the term, the Credit Agreement may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company's leverage ratio, at the Company's election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company's leverage ratio. The Company expects to replace the Credit Agreement prior to its expiration in November 2012, although there can be no assurances that the Company can replace the Credit Agreement or that satisfactory terms will be reached.

The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of December 31, 2011, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.

Short-term Borrowings

The Company's short-term borrowings included in "Amounts due banks" were $19,922 and $11,283 at December 31, 2011 and 2010, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 11.6% and 17.1%, respectively. The primary reason for the decrease in the weighted average interest rate is the shift during 2011 in short-term borrowings from geographic areas with higher interest rates to areas with lower interest rates.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments as of December 31, 2011 are as follows:

	Payments Due By Period
	Total	2012	2013 to 2014	2015 to 2016	2017 and Beyond
Long-term debt, including current portion	$82,197	$80,496	$721	$272	$708
Interest on long-term debt	2,816	2,634	90	34	58
Capital lease obligations	901	643	136	76	46
Short-term debt	19,922	19,922	–	–	–
Interest on short-term debt	1,034	1,034	–	–	–
Operating leases	36,216	10,620	13,163	7,169	5,264
Purchase commitments(1)	197,859	197,173	673	13	–

Total	$340,945	$312,522	$14,783	$7,564	$6,076

(1)
Purchase commitments include contractual obligations for raw materials and services.

As of December 31, 2011, there was $26,656 of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 11 to the Company's consolidated financial statements for further discussion.

The Company expects to contribute approximately $30,000 to the U.S. pension plans in 2012.

Stock-Based Compensation

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2011, there were 3,061,346 common shares available for future grant under all plans.

Under these plans, options, restricted shares and restricted stock units granted were 648,561 in 2011, 603,874 in 2010 and 772,610 in 2009. The Company issued shares of common stock from treasury upon all exercises of stock options and the granting of restricted stock awards in 2011, 2010 and 2009.

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2011, 2010 and 2009 was $6,610, $8,213 and $5,432, respectively. The related tax benefit for 2011, 2010 and 2009 was $2,515, $3,112 and $2,058, respectively. As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options, restricted shares and restricted stock units was $18,898, which is expected to be recognized over a weighted average period of approximately 37 months.

The aggregate intrinsic value of options outstanding and exercisable that would have been received by the optionees had all awards been exercised at December 31, 2011, was $47,467 and $41,192, respectively. The total intrinsic value of awards exercised during 2011 and 2010 was $15,781 and $5,006, respectively.

Product Liability Costs

Product liability costs have been significant particularly with respect to welding fume claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs which are recognized in the periods incurred. Product liability costs decreased $1,387 in 2011 compared with 2010 primarily due to reduced trial activity.

The long-term impact of the welding fume loss contingency, in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims and indemnity payments have been immaterial. In January 2012, the Company and 18 co-defendants entered into an agreement that provides for the dismissal with prejudice of substantially all of the pending manganese claims if certain conditions precedent are satisfied. Lastly, if cost sharing dissipates for some currently unforeseen reason, or the Company's trial experience changes overall, it is possible on a longer term basis that the cost of resolving this loss contingency could materially reduce the Company's operating results, cash flows and restrict capital market access.

Off-Balance Sheet Arrangements

The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company's Credit Agreement.

New Accounting Pronouncements

New Accounting Standards Adopted:

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09, "Compensation – Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan." The objective of ASU 2011-09 is to address concerns regarding the lack of transparency with respect to an employer's participation in a multiemployer pension plan. For employers that participate in multiemployer pension plans, the update will require additional quantitative and qualitative disclosures including: the significant multiemployer plans in which the employer participates; the level of participations in those plans; the financial health of the plans, including funded status and; the nature of the employer commitments to the plan. This standard is effective for annual periods for fiscal years ending after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. ASU 2011-09 was adopted by the Company for the fiscal year ended December 31, 2011 and did not have a significant impact on the Company's financial statements.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force." The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 was adopted by the Company on January 1, 2011 and did not have an impact on the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force." This update provides amendments to the criteria in Accounting Standards Codification ("ASC") Subtopic 605-25. ASU 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis. ASU 2009-13 was adopted by the Company on January 1, 2011 and did not have a significant impact on the Company's financial statements.

New Accounting Standards to be Adopted:

In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires an entity to disclose information about financial instruments and derivative instruments that are subject to offsetting, master netting or other similar arrangements, to illustrate the effect or potential effect of those arrangements on the Company's financial position. The amendments are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on the Company's financial statements.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this standard to have an impact on the Company's financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." This update provides amendments to ASC Topic 220, Comprehensive Income. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. Further, ASC 2011-05 requires the presentation on the face of the financial statements items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment to present reclassification adjustments was deferred in December 2011, when the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05." All remaining amendments of ASU 2011-05 are unaffected by this update. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption of this standard to have a significant impact on the Company's financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS's." ASU 2011-04 amends ASC Topic 820, resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards ("IFRS"). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. These amendments are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is not permitted. The Company does not expect adoption of this standard to have a significant impact on the Company's financial statements.

Critical Accounting Policies

The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2011. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal and Tax Contingencies

The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos and manganese-induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves. See Note 16 to the Company's consolidated financial statements and "Item 3. Legal Proceedings" section of this Annual Report on Form 10-K for further discussion of legal contingencies.

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

Foreign currency transaction losses are included in "Selling, general & administrative expenses" and were $4,904, $118 and $226 in 2011, 2010 and 2009, respectively.

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

In December 2010, the Venezuelan government announced the elimination of the Essential Rate effective as of January 1, 2011. The impact of the elimination of the Essential Rate did not have a significant impact on the Company's consolidated financial statements.

Venezuela – Highly Inflationary Economy

Venezuela is a highly inflationary economy under U.S. generally accepted accounting principles ("GAAP"). As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. The bolivar-denominated monetary net asset position was $6,826 at December 31, 2011, compared to a net liability position of $4,715 at December 31, 2010. The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars. If in the future the Company were to convert bolivars at a rate other than the official exchange rate or the official exchange rate is revised, the Company may realize a loss to earnings.

In 2010, the Company participated in Venezuelan sovereign debt offerings as a means of converting bolivars to U.S. dollars. The conversion of bolivars to U.S. dollars through Venezuelan sovereign debt offerings generated foreign currency transaction losses as the debt was purchased at the Non-Essential Rate and subsequently sold at a discount. During 2010, the Company acquired $7,672 of Venezuelan sovereign debt at the Non-Essential Rate, which was immediately sold at a discount for $6,022. The sale of the Venezuelan sovereign debt resulted in a loss of $1,650 recognized in "Selling, general and administrative expenses." In 2011, the Company was not successful in utilizing this vehicle as a means of converting bolivars to U.S. dollars.

The devaluation of the bolivar and the change to the U.S. dollar as the functional currency resulted in a foreign currency transaction gain of $2,632 in "Selling, general & administrative expenses" and higher "Cost of goods sold" of $5,755 due to the liquidation of inventory valued at the historical exchange rate for the year ended December 31, 2010.

Deferred Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carryforwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $3,776 that are not expected to be permanently reinvested were not significant. At December 31, 2011, the Company had approximately $160,271 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carryforwards which may reduce taxable income in future years.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2011, a valuation allowance of $31,713 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.

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

A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 7.9% at December 31, 2011 and 2010. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2011, investment returns were 4.1% compared with a return of 13.2% in 2010. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,600.

Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption to be used, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA- or better. The Company determined this rate to be 4.2% at

December 31, 2011 and 5.3% at December 31, 2010. A 10 basis point change in the discount rate would increase or decrease pension expense by approximately $1,000.

Pension expense relating to the Company's defined benefit plans was $26,370, $29,123 and $34,774 in 2011, 2010 and 2009, respectively. The Company expects 2012 defined benefit pension expense to increase by approximately $7,000 to $9,000 as a result of actuarial losses.

The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $408,000 as of December 31, 2011 and $280,652 as of December 31, 2010. The increase is primarily the result of an increase in actuarial losses. Actuarial losses arising during 2011 are primarily attributable to a lower discount rate and lower actual return on plan assets compared with the expected return on plan assets.

The Company made voluntary contributions to its U.S. defined benefit plans of $30,000, $41,500 and $45,000 in 2011, 2010 and 2009, respectively. The Company expects to voluntarily contribute $30,000 to its U.S. plans in 2012. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2012.

Inventories

Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out ("LIFO") method, and for non-U.S. inventories, cost is determined by the first-in, first-out ("FIFO") method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The excess of current cost over LIFO cost was $78,292 at December 31, 2011 and $70,906 at December 31, 2010.

The Company reviews the net realizable value of inventory on an on-going basis, with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company's estimates prove to be inaccurate, write-downs of inventory values and adjustments to Cost of goods sold may be required. Historically, the Company's reserves have approximated actual experience.

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

The fair value of goodwill for all of the Company's operating business units exceeded its carrying value by at least 10% as of the testing date during the fourth quarter of 2011. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.

Stock-Based Compensation

The Company utilizes the Black-Scholes option pricing model for estimating fair values of options. The Black-Scholes model requires assumptions regarding the volatility of the Company's stock, the expected life of the stock award and the Company's dividend yield. The Company utilizes historical data in determining these assumptions. An increase or decrease in the assumptions or economic events outside management's control could have a direct impact on the Black-Scholes model.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2011, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company's current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2011 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 2011, the Company hedged certain third-party and intercompany purchases and sales. At December 31, 2011, the Company had foreign exchange contracts with a notional value of approximately $65,721. At December 31, 2011, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company's financial statements.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 2011 would not materially affect the Company's financial statements.

Interest Rate Risk

As of December 31, 2011, the Company had no interest rate swaps outstanding. Additionally, the Company had no outstanding borrowings under the Credit Agreement, therefore an interest rate increase would have no effect on interest expense.

The fair value of the Company's Cash and cash equivalents at December 31, 2011 approximated carrying value. The Company's financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011 based on the framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2012 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2012.

Except for the information set forth below concerning our Executive Officers, the information required by this item is incorporated by reference from the 2012 proxy statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John M. Stropki, Jr.	61	Chairman of the Board since October 13, 2004; Director since 1998; Chief Executive Officer and President since June 3, 2004; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995 to June 3, 2004; and President, North America from 1996 to 2003.
Christopher L. Mapes	50

Director since February 2010 and Chief Operating Officer since September 1, 2011. Prior to his service with the Company, Mr. Mapes was Executive Vice President of A.O. Smith Corporation (a global manufacturer with a water heating and water treatment technologies business and an electric motor and motor solutions business) a position he held from 2006 through August 2011, and the President of its Electrical Products unit, a position he held from September 2004 through August 2011.

Vincent K. Petrella	51

Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005; and Vice President, Corporate Controller from 2001 to 2003.

Frederick G. Stueber	58	Senior Vice President, General Counsel and Secretary since 1996.
George D. Blankenship	49

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

Gabriel Bruno	44	Vice President, Corporate Controller since 2005.
Gretchen A. Farrell	49

Senior Vice President, Human Resources and Compliance since July 30, 2009; Vice President, Human Resources from May 5, 2005 to July 30, 2009; and Vice President, Human Resources of The Lincoln Electric Company since March 5, 2003.

Name	Age	Position
Thomas A. Flohn	51

Vice President; President, Lincoln Electric Europe, Middle East & Africa (EMEA) since July 1, 2010; Vice President; President, Lincoln Asia Pacific from January 1, 2005 to June 30, 2010; and Vice President of Sales and Marketing, Lincoln Electric Asia Pacific from May 1, 1999 to December 31, 2004.

Steven B. Hedlund	45

Vice President, Strategy and Business Development since September 15, 2008. Prior to his service with the Company, Mr. Hedlund was the Vice President, Growth and Innovations with Master Lock, LLC (a security products company) from June 1, 2005 to July 1, 2008.

David M. LeBlanc	47

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2012 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the 2012 proxy statement.

For further information on the Company's equity compensation plans, see Note 1 and Note 8 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2012 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2012 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

  The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

  Report of Independent Registered Public Accounting Firm

  Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

  Consolidated Balance Sheets – December 31, 2011 and 2010

  Consolidated Statements of Income – Years ended December 31, 2011, 2010 and 2009

  Consolidated Statements of Equity – Years ended December 31, 2011, 2010 and 2009

  Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

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

Exhibit No.	Description
10.12*	Non-Employee Directors' Deferred Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
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
10.16*
Form of Severance Agreement (as entered into by the Company and the following executive officers: Messrs. Stropki, Mapes, Petrella, Stueber, LeBlanc and Blankenship) (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
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

Exhibit No.	Description
10.24*	2006 Stock Plan for Non-Employee Directors (filed as Appendix C to the Lincoln Electric Holdings, Inc. proxy statement dated March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
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
10.32*
Form of Restricted Shares Agreement for Non-Employee Directors (for awards made on or after December 1, 2010) (filed as Exhibit 10.35 to Form 10-K of the Lincoln Electric Holdings, Inc. for the year ended December 31, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.33*
Form of Restricted Shares Agreement for Executive Officers (for awards made on or after December 1, 2010) (filed as Exhibit 10.36 to Form 10-K of the Lincoln Electric Holdings, Inc. for the year ended December 31, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).
10.34*
Form of Stock Option Agreement for Executive Officers (for awards made on or after December 1, 2010) (filed as Exhibit 10.37 to Form 10-K of the Lincoln Electric Holdings, Inc. for the year ended December 31, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description
10.35*	Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on August 4, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part thereof).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

LINCOLN ELECTRIC HOLDINGS, INC.
By:	/s/ VINCENT K. PETRELLA Vincent K. Petrella Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. STROPKI, JR. John M. Stropki, Jr., Chairman of the Board, President and Chief Executive Officer (principal executive officer) February 24, 2012	/s/ VINCENT K. PETRELLA Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 24, 2012
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Christopher L. Mapes, Director and Chief Operating Officer February 24, 2012	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 24, 2012
Vincent K. Petrella as Attorney-in-Fact for Curtis E. Espeland February 24, 2012	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 24, 2012
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 24, 2012	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 24, 2012
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 24, 2012	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 24, 2012
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald, III, Director February 24, 2012	/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 24, 2012
/s/ VINCENT K. PETRELLA Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 24, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

We have audited Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2012

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$361,101	$366,193
Accounts receivable (less allowance for doubtful accounts of $7,079 in 2011; $7,855 in 2010)	386,197	321,948
Inventories
Raw materials	117,194	85,232
Work-in-process	42,103	38,706
Finished goods	213,941	167,792

Total inventory	373,238	291,730
Deferred income taxes	19,687	26,754
Other current assets	79,047	75,887

Total Current Assets	1,219,270	1,082,512
Property, Plant and Equipment
Land	42,891	43,701
Buildings	322,626	313,861
Machinery and equipment	724,801	712,362

	1,090,318	1,069,924
Less accumulated depreciation	619,867	591,358

Property, Plant and Equipment, Net	470,451	478,566
Other Assets
Prepaid pensions	–	588
Equity investments in affiliates	24,618	22,909
Intangibles, net	94,471	81,258
Goodwill	65,101	45,952
Long-term investments	30,176	29,803
Deferred income taxes	57,568	22,161
Other non-current assets	15,121	20,039

Total Other Assets	287,055	222,710

TOTAL ASSETS	$1,976,776	$1,783,788

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$19,922	$11,283
Trade accounts payable	176,312	147,111
Accrued employee compensation and benefits	55,670	48,976
Accrued expenses	30,243	29,647
Accrued taxes, including income taxes	21,964	21,760
Accrued pensions	10,348	4,068
Dividends payable	14,186	12,987
Other current liabilities	60,901	57,965
Current portion of long-term debt	81,496	1,795

Total Current Liabilities	471,042	335,592
Long-Term Liabilities
Long-term debt, less current portion	1,960	84,627
Accrued pensions	232,175	121,994
Deferred income taxes	17,606	19,766
Accrued taxes	35,693	48,837
Other long-term liabilities	25,058	23,494

Total Long-Term Liabilities	312,492	298,718
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	–	–
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2011 and 2010; outstanding – 83,757,366 shares in 2011 and 84,241,600 shares in 2010	9,858	9,858
Additional paid-in capital	179,104	162,447
Retained earnings	1,484,393	1,320,552
Accumulated other comprehensive loss	(247,881)	(141,948)
Treasury shares, at cost – 14,824,068 shares in 2011 and 14,339,834 shares in 2010	(248,528)	(217,412)

Total Shareholders' Equity	1,176,946	1,133,497
Noncontrolling interests	16,296	15,981

Total Equity	1,193,242	1,149,478

TOTAL LIABILITIES AND EQUITY	$1,976,776	$1,783,788

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales	$2,694,609	$2,070,172	$1,729,285
Cost of goods sold	1,957,872	1,506,353	1,273,017

Gross profit	736,737	563,819	456,268
Selling, general & administrative expenses	439,775	377,773	333,138
Rationalization and asset impairment charges (gains)	282	(384)	29,897

Operating income	296,680	186,430	93,233
Other income (expense):
Interest income	3,121	2,381	3,462
Equity earnings (loss) in affiliates	5,385	3,171	(5,025)
Other income	2,849	1,817	3,589
Interest expense	(6,704)	(6,691)	(8,521)

Total other income (expense)	4,651	678	(6,495)

Income before income taxes	301,331	187,108	86,738
Income taxes	84,318	54,898	37,905

Net income including noncontrolling interests	217,013	132,210	48,833
Noncontrolling interests in subsidiaries' (loss) earnings	(173)	1,966	257

Net income	$217,186	$130,244	$48,576

Basic weighted average shares outstanding	83,681	84,407	84,782
Effect of dilutive securities – stock options and awards	1,027	816	486

Diluted weighted average shares outstanding	84,708	85,223	85,268

Basic earnings per share	$2.60	$1.54	$0.57

Diluted earnings per share	$2.56	$1.53	$0.57

Cash dividends declared per share	$0.635	$0.575	$0.545

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Noncontrolling Interests	Total
Balance January 1, 2009	85,044	$9,858	$150,609	$1,236,810	$(218,254)	$(183,807)	$14,757	$1,009,973
Comprehensive income:
Net income				48,576			257	48,833
Unrecognized amounts from defined benefit pension plans, net of tax of $12,242					20,835		452	21,287
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $1,477					1,444			1,444
Currency translation adjustment					46,571		659	47,230

Total comprehensive loss								118,794
Cash dividends declared – $0.545 per share				(46,382)				(46,382)
Issuance of shares under benefit plans	246		3,902			2,527		6,429
Purchase of noncontrolling interest shares							(2,796)	(2,796)
Purchase of shares for treasury	(16)					(343)		(343)

Balance December 31, 2009	85,274	9,858	154,511	1,239,004	(149,404)	(181,623)	13,329	1,085,675
Comprehensive income:
Net income				130,244			1,966	132,210
Unrecognized amounts from defined benefit pension plans, net of tax of $893					(2,024)			(2,024)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $302					292			292
Currency translation adjustment					9,188		686	9,874

Total comprehensive income								140,352
Cash dividends declared – $0.575 per share				(48,696)				(48,696)
Issuance of shares under benefit plans	374		7,936			3,893		11,829
Purchase of shares for treasury	(1,406)					(39,682)		(39,682)

Balance December 31, 2010	84,242	9,858	162,447	1,320,552	(141,948)	(217,412)	15,981	1,149,478
Comprehensive income:
Net income				217,186			(173)	217,013
Unrecognized amounts from defined benefit pension plans, net of tax of $47,413					(79,936)			(79,936)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $264					1,264			1,264
Currency translation adjustment					(27,261)		488	(26,773)

Total comprehensive income								111,568
Cash dividends declared – $0.635 per share				(53,345)				(53,345)
Issuance of shares under benefit plans	593		16,657			5,881		22,538
Purchase of shares for treasury	(1,078)					(36,997)		(36,997)

Balance December 31, 2011	83,757	$9,858	$179,104	$1,484,393	$(247,881)	$(248,528)	$16,296	$1,193,242

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217,186	$130,244	$48,576
Noncontrolling interests in subsidiaries' (loss) earnings	(173)	1,966	257

Net income including noncontrolling interests	217,013	132,210	48,833
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges (gains)	23	(4,391)	2,940
Depreciation and amortization	62,051	57,357	56,598
Equity (earnings) loss in affiliates, net	(1,971)	(600)	8,554
Deferred income taxes	15,139	4,387	(7,090)
Stock-based compensation	6,610	8,213	5,432
Amortization of terminated interest rate swaps	(1,867)	(1,867)	(1,742)
Amortization of actuarial losses and prior service costs	21,754	20,786	25,064
Other non-cash items, net	2,928	(1,553)	1,770
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(67,518)	(47,958)	60,913
(Increase) decrease in inventories	(51,679)	(28,912)	127,739
(Increase) decrease in other current assets	(2,857)	4,956	10,222
Increase (decrease) in accounts payable	8,672	47,323	(30,364)
Increase (decrease) increase in other current liabilities	20,838	8,836	(22,778)
Decrease in accrued pensions	(31,776)	(38,806)	(39,185)
Net change in other long-term assets and liabilities	(3,842)	(3,003)	3,444

NET CASH PROVIDED BY OPERATING ACTIVITIES	193,518	156,978	250,350
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(65,813)	(60,565)	(38,201)
Acquisition of businesses, net of cash acquired	(66,229)	(18,856)	(25,449)
Additions to equity investment in affiliates	–	–	(488)
Proceeds from sale of property, plant and equipment	1,246	10,021	557

NET CASH USED BY INVESTING ACTIVITIES	(130,796)	(69,400)	(63,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	23,224	13,319	12,452
Payments on short-term borrowings	(15,446)	(12,896)	(34,780)
Amounts due banks, net	1,203	(19,022)	9,374
Proceeds from long-term borrowings	909	150	531
Payments on long-term borrowings	(1,941)	(8,730)	(31,405)
Proceeds from exercise of stock options	11,351	3,508	705
Tax benefit from exercise of stock options	2,916	1,210	195
Purchase of shares for treasury	(36,997)	(39,682)	(343)
Cash dividends paid to shareholders	(51,935)	(47,364)	(45,801)
Other	3,346	–	–

NET CASH USED BY FINANCING ACTIVITIES	(63,370)	(109,507)	(89,072)
Effect of exchange rate changes on cash and cash equivalents	(4,444)	(14)	6,107

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,092)	(21,943)	103,804
Cash and cash equivalents at beginning of year	366,193	388,136	284,332

CASH AND CASH EQUIVALENTS AT END OF YEAR	$361,101	$366,193	$388,136

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

General Information

The Company is a manufacturer of welding, cutting and brazing products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's product offering also includes CNC plasma and oxy-fuel cutting systems, regulators and torches used in oxy-fuel welding, cutting and brazing and consumables used in the brazing and soldering alloys market.

On April 29, 2011, the Company announced a two-for-one stock split of the Company's common shares effective in the form of a 100% stock dividend. The record date for the stock split was May 16, 2011 and the additional shares were distributed on May 31, 2011. Accordingly, all per share amounts, average shares outstanding, shares outstanding, shares repurchased and equity based compensation presented have been retroactively adjusted to reflect the stock split. Shareholders' equity has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the stated value of the additional shares issued in connection with the stock split to Common shares from Additional paid-in capital.

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

Foreign currency transaction losses are included in "Selling, general & administrative expenses" and were $4,904, $118 and $226 in 2011, 2010 and 2009, respectively.

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

In December 2010, the Venezuelan government announced the elimination of the Essential Rate effective as of January 1, 2011. The impact of the elimination of the Essential Rate did not have a significant impact on the Company's consolidated financial statements.

Venezuela – Highly Inflationary Economy

Venezuela is a highly inflationary economy under U.S. generally accepted accounting principles ("GAAP"). As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. The bolivar-denominated monetary net asset position was $6,826 at December 31, 2011, compared to a net liability position of $4,715 at December 31, 2010. The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.

In 2010, the Company participated in Venezuelan sovereign debt offerings as a means of converting bolivars to U.S. dollars. The conversion of bolivars to U.S. dollars through Venezuelan sovereign debt offerings generated foreign currency transaction losses as the debt was purchased at the Non-Essential Rate and subsequently sold at a discount. During 2010, the Company acquired $7,672 of Venezuelan sovereign debt at the Non-Essential Rate, which was immediately sold at a discount for $6,022. The sale of the Venezuelan sovereign debt resulted in a loss of $1,650 recognized in "Selling, general and administrative expenses."

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

Equity Investments

Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one-month lag basis. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $15,190 at December 31, 2011 and $13,219 at December 31, 2010.

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

Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest cost associated with long-term construction in progress.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangibles

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Intangible assets other than goodwill are recorded at fair value at the time acquired or at cost, if applicable. Intangible assets that do not have indefinite lives are amortized in line with the pattern in which the economic benefits of the intangible asset are consumed. If the pattern of economic benefit cannot be reliably determined, the intangible assets are amortized on a straight-line basis over the shorter of the legal or estimated life.

Goodwill and indefinite-lived intangibles assets are not amortized, but are tested for impairment in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

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

Fair Value Measurements

Financial assets and liabilities, such as the Company's defined benefit pension plan assets and derivative contracts, are valued at fair value using the market and income valuation approaches. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses the market approach to value similar assets and liabilities in active markets and the income approach that consists of discounted cash flow models that take into account the present value of future cash flows

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

under the terms of the contracts using current market information as of the reporting date. The following hierarchy is used to classify the inputs used to measure fair value:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2	Inputs to the valuation methodology include:
	•	Quoted prices for similar assets or liabilities in active markets;
	•	Quoted prices for identical or similar assets or liabilities in inactive markets;
	•	Inputs other than quoted prices that are observable for the asset or liability; and
	•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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

Stock-Based Compensation

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because the recipients fail to meet vesting requirements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. The calculation of diluted earnings per share excludes anti-dilutive shares of 626,135 in 2011, 1,504,346 in 2010 and 1,419,024 in 2009.

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

Advertising Costs

Advertising costs are charged to "Selling, general & administrative expenses" as incurred and totaled $11,269, $9,222 and $7,982 in 2011, 2010 and 2009, respectively.

Research and Development

Research and development costs are charged to "Selling, general & administrative expenses" as incurred and totaled $32,834, $29,489 and $27,567 in 2011, 2010 and 2009, respectively.

Bonus

Included in "Selling, general & administrative expenses" are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.- based employees are net of hospitalization costs, of $104,361 in 2011, $73,197 in 2010 and $43,919 in 2009.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

New Accounting Pronouncements

New Accounting Standards Adopted:

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-09, "Compensation – Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan." The objective of ASU 2011-09 is to address concerns regarding the lack of transparency with respect to an employer's participation in a multiemployer pension plan. For employers that participate in multiemployer pension plans, the update will require additional quantitative and qualitative disclosures including: the significant multiemployer plans in which the employer participates; the level of participations in those plans; the financial health of the plans, including funded status and; the nature of the employer commitments to the plan. This standard is effective for annual periods for fiscal years ending after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. ASU 2011-09 was adopted by the Company for the fiscal year ended December 31, 2011 and did not have a significant impact on the Company's financial statements.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force." The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 was adopted by the Company on January 1, 2011 and did not have an impact on the Company's financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force." This update provides amendments to the criteria in Accounting Standards Codification ("ASC") Subtopic 605-25. ASU 2009-13 provides principles for allocating consideration among multiple-elements and accounting for separate deliverables under an arrangement. ASC 605-25, as amended, introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis. ASU 2009-13 was adopted by the Company on January 1, 2011 and did not have a significant impact on the Company's financial statements.

New Accounting Standards to be Adopted:

In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires an entity to disclose information about financial instruments and derivative instruments that are subject to offsetting, master netting or other similar arrangements, to illustrate the effect or potential effect of those arrangements on the Company's financial position. The amendments are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on the Company's financial statements.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this standard to have an impact on the Company's financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." This update provides amendments to ASC Topic 220, Comprehensive Income. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. Further, ASC 2011-05 requires the presentation on the face of the financial statements items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment to present reclassification adjustments was

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred in December 2011, when the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05." All remaining amendments of ASU 2011-05 are unaffected by this update. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption of this standard to have a significant impact on the Company's financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS's." ASU 2011-04 amends ASC Topic 820, resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards ("IFRS"). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. These amendments are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application is not permitted. The Company does not expect adoption of this standard to have a significant impact on the Company's financial statements.

NOTE 2 – ACQUISITIONS

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, "Techalloy"), for approximately $36,900 in cash and assumed debt. The fair value of assets acquired was $32,814, resulting in goodwill of $4,086. Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables. The acquisition added to the Company's consumables portfolio. Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) ("Torchmate") for approximately $8,280 in cash. The fair value of assets acquired was $2,361, resulting in goodwill of $5,919. Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems. The acquisition added to the Company's plasma and oxy-fuel cutting product offering. Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables ("Severstal") for approximately $16,861 in cash and assumed debt. The fair value of the assets acquired was $8,049, resulting in goodwill of $8,812. Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world's leading vertically integrated steel and mining companies. This acquisition expanded the Company's capacity and distribution channels in Russia and the Commonwealth of Independent States ("CIS"). Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) ("Arc Products") for approximately $3,280 in cash and a contingent consideration

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 2 – ACQUISITIONS (Continued)

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

On October 29, 2010, the Company acquired all of the outstanding stock of Mezhgosmetiz-Mtsensk OAO ("MGM"), a privately-held welding wire manufacturer based in the Orel region of Russia, for approximately $28,500 in cash and assumed debt. This acquisition represented the Company's first manufacturing operation in Russia as well as established distribution channels to serve the growing Russian and CIS welding markets. Annual sales for MGM at the date of acquisition were approximately $30,000.

On July 29, 2009, the Company completed the acquisition of 100% of Jinzhou Jin Tai Welding and Metal Co. ("Jin Tai"), based in Jinzhou, China. This transaction expanded the Company's customer base and gave the Company control of significant cost-competitive solid wire manufacturing capacity. The Company previously held a 21% direct interest in Jin Tai and a further 27% indirect interest via its 35% ownership in Kuang Tai Metal Industry Co., Ltd. ("Kuang Tai"). Under the terms of the purchase agreement, the Company exchanged its 35% interest in Kuang Tai, which had an estimated fair value of $22,723, paid cash of $35,531 and committed to pay an additional $4,181 in cash over a three-year period after close. The fair value of the Company's previous non-controlling direct interest in Jin Tai was $8,675. The carrying values of the Company's interests in Kuang Tai and Jin Tai were $29,368 and $9,973, respectively. The excess carrying value over fair value of these interests resulted in a loss on the transaction of $7,943 recorded in "Equity earnings (loss) in affiliates." The Company previously reported its proportional share of Jin Tai's net income under the equity method in "Equity earnings (loss) in affiliates." Jin Tai's sales were $186,774 in 2008 and $74,834 in 2009 prior to the acquisition. Jin Tai's sales of $53,956 after the acquisition were included in "Net sales" for 2009.

Pro forma information related to these acquisitions has not been presented because the impact on the Company's Consolidated Statements of Income is not material. Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

NOTE 3 – GOODWILL AND INTANGIBLES

The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment. The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. Goodwill is tested by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 3 – GOODWILL AND INTANGIBLES (Continued)

goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.

Fair values are determined using established business valuation multiples and models developed by the Company that incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods. The Company's annual impairment test of goodwill and indefinite-lived intangible assets in 2011 resulted in no impairment loss being recognized.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011 and 2010 were as follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance as of January 1, 2010	$4,993	$9,292	$4,914	$531	$19,824	$39,554
Additions and adjustments	(3)	7,473	–	–	(1,246)	6,224
Foreign currency translation	79	(386)	116	34	331	174

Balance as of December 31, 2010	5,069	16,379	5,030	565	18,909	45,952
Additions and adjustments	13,478	9,543	–	–	(1,247)	21,774
Foreign currency translation	(33)	(2,055)	179	(5)	(711)	(2,625)

Balance as of December 31, 2011	$18,514	$23,867	$5,209	$560	$16,951	$65,101

Additions and adjustments to goodwill primarily reflect goodwill recognized in the acquisition of MGM in 2010 and the acquisitions of Arc Products, Severstal, Torchmate and Techalloy in 2011 (see Note 2), and the amortization of tax deductible goodwill.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 3 – GOODWILL AND INTANGIBLES (Continued)

Gross and net intangible assets other than goodwill by asset class as of December 31, 2011 and 2010 were as follows:

		December 31, 2011
	Weighted Average Life	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	13	$18,559	$8,020	$18,081	$28,620
Customer relationships	19	40,818	7,875	–	32,943
Patents	18	18,677	3,927	–	14,750
Other	17	33,148	14,990	–	18,158

Total		$111,202	$34,812	$18,081	$94,471

	December 31, 2010
	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	$14,886	$7,180	$18,193	$25,899
Customer relationships	35,649	5,928	–	29,721
Patents	16,224	3,124	–	13,100
Other	25,321	12,783	–	12,538

Total	$92,080	$29,015	$18,193	$81,258

Aggregate amortization expense was $6,661, $5,390 and $4,524 for 2011, 2010 and 2009, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $6,745 in 2012, $6,023 in 2013, $5,352 in 2014, $5,126 in 2015 and $4,882 in 2016.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 4 – SEGMENT INFORMATION

The Company's primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. The Company also has a leading global position in the brazing and soldering alloys market. The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia and Africa. The other two welding segments include welding operations in Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States.

Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes ("EBIT"), as adjusted. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories are reported on a LIFO basis. Segment and consolidated income before interest and income taxes are reported on a LIFO basis. At December 31, 2011, 2010 and 2009, approximately 31%, 30% and 31%, respectively, of total inventories were valued using the LIFO method. LIFO is used for certain domestic inventories included in the North America Welding segment. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments on a basis that management believes to be reasonable. Certain corporate-level expenses may not be allocated to the operating segments and are reported as Corporate/Eliminations.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 4 – SEGMENT INFORMATION (Continued)

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the year ended December 31, 2011
Net sales	$1,309,499	$508,692	$376,276	$156,684	$343,458	$–	$2,694,609
Inter-segment sales	136,314	17,422	15,614	494	8,496	(178,340)	–

Total	$1,445,813	$526,114	$391,890	$157,178	$351,954	$(178,340)	$2,694,609

EBIT, as adjusted	$227,924	$36,171	$2,629	$12,895	$25,151	$426	$305,196
Special items charge (gain)	–	392	(110)	–	–	–	282

EBIT	$227,924	$35,779	$2,739	$12,895	$25,151	$426	$304,914
Interest income							3,121
Interest expense							(6,704)

Income before income taxes							$301,331

Total assets	$771,315	$436,327	$380,282	$110,781	$181,916	$96,155	$1,976,776
Equity investments in affiliates	–	20,500	–	4,118	–	–	24,618
Capital expenditures	31,826	8,566	21,498	2,314	1,792	(183)	65,813
Depreciation and amortization	29,237	11,736	14,663	2,033	4,714	(332)	62,051
For the year ended December 31, 2010
Net sales	$1,013,193	$359,925	$324,092	$117,419	$255,543	$–	$2,070,172
Inter-segment sales	108,849	13,330	12,546	1,216	6,641	(142,582)	–

Total	$1,122,042	$373,255	$336,638	$118,635	$262,184	$(142,582)	$2,070,172

EBIT, as adjusted	$162,192	$17,023	$1,752	$7,554	$12,311	$(6,675)	$194,157
Special items charge (gain)	–	2,486	(3,741)	3,123	871	–	2,739

EBIT	$162,192	$14,537	$5,493	$4,431	$11,440	$(6,675)	$191,418
Interest income							2,381
Interest expense							(6,691)

Income before income taxes							$187,108

Total assets	$611,725	$413,789	$350,975	$94,836	$193,474	$118,989	$1,783,788
Equity investments in affiliates	–	19,194	–	3,715	–	–	22,909
Capital expenditures	25,746	10,373	22,973	3,573	884	(2,984)	60,565
Depreciation and amortization	27,652	9,527	13,542	1,564	5,012	60	57,357
For the year ended December 31, 2009
Net sales	$858,180	$346,383	$208,280	$99,171	$217,271	$–	$1,729,285
Inter-segment sales	85,630	8,725	4,051	308	7,739	(106,453)	–

Total	$943,810	$355,108	$212,331	$99,479	$225,010	$(106,453)	$1,729,285

EBIT, as adjusted	$134,544	$(2,196)	$(18,835)	$10,648	$1,009	$(3,344)	$121,826
Special items charge (gain)	10,386	4,335	9,006	528	5,774	–	30,029

EBIT	$124,158	$(6,531)	$(27,841)	$10,120	$(4,765)	$(3,344)	$91,797
Interest income							3,462
Interest expense							(8,521)

Income before income taxes							$86,738

Total assets	$606,846	$359,093	$310,329	$81,734	$181,753	$165,537	$1,705,292
Equity investments in affiliates	–	19,455	–	3,444	–	–	22,899
Capital expenditures	13,726	7,543	15,887	796	2,457	(2,208)	38,201
Depreciation and amortization	30,254	9,779	9,397	1,543	5,485	140	56,598

In 2011, special items include net charges of $188 and $93 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Europe Welding and

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 4 – SEGMENT INFORMATION (Continued)

Asia Pacific Welding segments special items also include a loss of $204 and a gain of $203, respectively, on the sale of assets at rationalized operations.

In 2010, special items include a charge of $1,990 for rationalization actions and $496 in related asset impairment charges for the Europe Welding segment. The Asia Pacific Welding segment includes a gain of $4,555 related to the disposal of assets, a charge of $427 for rationalization actions and $387 in asset impairment charges. The South America Welding segment includes a net charge of $3,123 related to the change in functional currency and devaluation of the Venezuelan currency. The Harris Products Group segment includes a net charge of $871 related to environmental costs associated with the sale of property at a rationalized operation.

In 2009, special items include a charge of $10,386 for rationalization actions for the North America Welding segment. The Europe Welding segment includes a charge of $9,615 for rationalization actions, $253 in related asset impairment charges, $134 in intangible asset impairment charges and a gain of $5,667 on the sale of a property. The Asia Pacific Welding segment includes a charge of $1,692 for rationalization actions, $1,515 in related asset impairment charges, a gain of $2,144 on the settlement of a pension obligation and a loss of $7,943 associated with the acquisition of Jin Tai and related divestiture of Kuang Tai. The South America Welding segment includes a charge of $528 for rationalization actions. The Harris Products Group segment includes a charge of $4,736 for rationalization actions, $293 in related asset impairment charges and $745 in intangible asset impairment charges.

Export sales (excluding intercompany sales) from the United States were $242,380 in 2011, $197,057 in 2010 and $154,526 in 2009. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2011.

The geographic split of the Company's net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2011	2010	2009
Net sales:
United States	$1,092,838	$825,371	$722,638
China	286,121	250,981	156,233
Other foreign countries	1,315,650	993,820	850,414

Total	$2,694,609	$2,070,172	$1,729,285

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 4 – SEGMENT INFORMATION (Continued)

	December 31,
	2011	2010	2009
Property, plant and equipment, net:
United States	$149,637	$149,185	$153,342
China	96,374	87,722	73,559
Other foreign countries	224,801	242,084	233,514
Eliminations	(361)	(425)	(354)

Total	$470,451	$478,566	$460,061

NOTE 5 – RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded rationalization and asset impairment net charges of $282 for the year ended December 31, 2011 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The Company initiated a number of rationalization activities in 2009 to align its business to current market conditions. The 2011 net charges include $259 primarily related to employee severance and other related costs and $23 in asset impairment charges.

In 2010, the Company recorded rationalization and asset impairment net gains of $384 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The 2010 net gains include $4,555 primarily related to asset disposals offset by charges of $2,417 primarily related to employee severance and other related costs, $871 related to environmental costs associated with the sale of property and $883 in asset impairment charges.

In 2009, the Company recorded rationalization and asset impairment net charges of $29,897 resulting from rationalization activities primarily initiated in the third and second quarters. The 2009 net charges include $27,142 primarily related to employee severance costs, $2,061 in long-lived asset impairment charges and a gain of $185 recognized in connection with the partial settlement of a pension plan. Rationalization activities during the year affected 1,063 employees and included the closure of two manufacturing operations. Impairment charges on certain indefinite-lived intangible assets of $879 were also included under this caption.

During the third quarter of 2009, the Company initiated various rationalization actions including the consolidation of certain manufacturing operations. These actions impacted 81 employees in the Europe Welding segment, 193 employees in the Asia Pacific Welding segment and nine employees in the South America Welding segment in 2009. The Company recognized a net charge of $282 for the year ended December 31, 2011 related to these activities. This net charge includes a charge of $204 and a gain of $203 on the sale of property and other assets at rationalized operations. The Company also recognized charges associated with the continuation of the consolidation of certain manufacturing operations of $166 and $93 in the Europe Welding and Asia Pacific Welding segments, respectively, and asset impairment charges of $22 in the Europe Welding segment. At December 31, 2011, a liability relating to these actions of $173 was recognized in "Other current liabilities." The Company does not expect to recognize any material costs associated with these actions in 2012 as they were substantially completed in 2011 and should be substantially paid by the end of 2012.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 5 – RATIONALIZATION AND ASSET IMPAIRMENTS (Continued)

During the second quarter of 2009, the Company initiated various rationalization activities including the closure of a manufacturing operation in The Harris Products Group segment. No additional charges related to this action were recognized in the year ended December 31, 2011. At December 31, 2011, a liability of $82 related primarily to employee severance benefits due to these rationalization actions was recognized in "Other current liabilities", which will be substantially paid in 2012.

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.

The following tables summarize the activity related to the rationalization liabilities for the years ended December 31, 2011 and 2010:

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2010	$411	$90	$930	$1,431
Payments and other adjustments	(404)	(183)	(848)	(1,435)
Charged to expense	166	93	–	259

Balance at December 31, 2011	$173	$–	$82	$255

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2009	$3,081	$831	$2,445	$6,357
Payments and other adjustments	(4,660)	(1,168)	(1,515)	(7,343)
Charged to expense	1,990	427	–	2,417

Balance at December 31, 2010	$411	$90	$930	$1,431

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of Accumulated other comprehensive loss are as follows:

	December 31,
	2011	2010
Defined benefit pension plans, net of tax	$(255,369)	$(175,433)
Currency translation adjustment	6,576	33,837
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax	912	(352)

Total Accumulated other comprehensive loss	$(247,881)	$(141,948)

The balance of Accumulated other comprehensive (loss) income in noncontrolling interests relates to foreign currency translation and amounted to $1,798 and $1,631 at December 31, 2011 and 2010, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 7 – DEBT

At December 31, 2011 and 2010, debt consisted of the following:

	December 31,
	2011	2010
Long-term debt
Senior Unsecured Notes due 2012, interest at 6.36%	$80,358	$82,225
Capital leases due through 2017, interest at .90% to 6.25%	901	1,869
Other borrowings due through 2023, interest up to 6.00%	2,197	2,328

	83,456	86,422
Less current portion	81,496	1,795

Total long-term debt	1,960	84,627
Short-term debt
Amounts due banks, interest at 11.61% (17.10% in 2010)	19,922	11,283
Current portion long-term debt	81,496	1,795

Total short-term debt	101,418	13,078

Total debt	$103,378	$97,705

Senior Unsecured Notes

During March 2002, the Company issued Senior Unsecured Notes (the "Notes") totaling $150,000 through a private placement. The Notes have original maturities ranging from five to ten years with a weighted-average interest rate of 6.1% and an average tenure of eight years. Interest is payable semi-annually in March and September. The proceeds are being used for general corporate purposes, including acquisitions, and are generally invested in short-term, highly liquid investments. The Notes contain certain affirmative and negative covenants, including restrictions on asset dispositions and financial covenants (interest coverage and funded debt-to-EBITDA, as defined in the Notes agreement, ratios). As of December 31, 2011, the Company was in compliance with all of its covenants under the Notes agreement. The Company repaid the $40,000 Series A Notes and the $30,000 Series B Notes in March 2007 and March 2009, respectively, reducing the balance outstanding of the Notes to $80,000, which is due in March 2012.

During March 2002, the Company entered into floating rate interest rate swap agreements totaling $80,000 to convert a portion of the Notes outstanding from fixed to floating rates. These swaps were designated as fair value hedges and, as such, the gains or losses on the derivative instrument, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, were recognized in earnings. Net payments or receipts under these agreements were recognized as adjustments to "Interest expense." In May 2003, these swap agreements were terminated. The gain of $10,613 on the termination of these swaps was deferred and is being amortized as an offset to "Interest expense" over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $206 in 2011, $206 in 2010 and $313 in 2009, and is expected to reduce annual "Interest expense" by $30 in 2012.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 7 – DEBT (Continued)

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

During February 2009, the Company terminated swaps with a notional value of $80,000 and realized a gain of $5,079. This gain was deferred and is being amortized over the remaining life of the Notes. The amortization of this gain reduced "Interest expense" by $1,661 in 2011, $1,661 in 2010 and $1,429 in 2009, and is expected to reduce annual "Interest expense" by $328 in 2012.

During March 2009, swaps designated as fair value hedges that converted the $30,000 Series B Notes from fixed to floating interest rates matured with the underlying Notes. The Company has no interest rate swaps outstanding at December 31, 2011. The weighted average effective rate on the Notes, net of the impact of swaps, was 4.0% for both 2011 and 2010.

At December 31, 2011 and 2010, the fair value of long-term debt, including the current portion, was approximately $84,110 and $88,120, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Revolving Credit Agreement

On November 18, 2009, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement") for a $150,000 revolving credit facility to be used for general corporate purposes. The Credit Agreement has a three-year term that is set to expire in November 2012. At any time not later than 180 days prior to the last day of the term, the Credit Agreement may be increased, subject to certain conditions, by an additional amount up to $75,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company's leverage ratio, at the Company's election. A quarterly facility fee is payable based upon the daily aggregate amount of commitments and the Company's leverage ratio. The Company expects to replace the Credit Agreement prior to its expiration in November 2012, although there can be no assurances that the Company can replace the Credit Agreement or that satisfactory terms will be reached.

The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of December 31, 2011, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 7 – DEBT (Continued)

Capital Leases

At December 31, 2011 and 2010, $901 and $1,869 of capital lease indebtedness was secured by property, plant and equipment, respectively.

Other

Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2011 are $101,060 in 2012, $463 in 2013, $394 in 2014, $217 in 2015, $132 in 2016 and $754 thereafter. Total interest paid was $6,979 in 2011, $7,446 in 2010 and $11,339 in 2009. The primary difference between interest expense and interest paid is the amortization of the gains on terminated interest rate swaps.

The Company's short-term borrowings included in "Amounts due banks" were $19,922 and $11,283 at December 31, 2011 and 2010, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 11.6% and 17.1%, respectively. The primary reason for the decrease in the weighted average interest rate is the shift during 2011 in short-term borrowings from geographic areas with higher interest rates to areas with lower interest rates.

NOTE 8 – STOCK PLANS

On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2011, there were 3,061,346 common shares available for future grant under all plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 8 – STOCK PLANS (Continued)

Stock Options

The following table summarizes stock option activity for each of the three years ended December 31, 2011, under all Plans:

	Year Ended December 31,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	3,779,824	$23.99	3,596,884	$22.28	3,110,978	$21.37
Options granted	459,263	35.34	491,010	31.29	583,660	26.31
Options exercised	(572,795)	19.82	(260,084)	13.49	(59,102)	11.92
Options canceled	(33,829)	26.62	(47,986)	27.84	(38,652)	25.75

Balance at end of year	3,632,463	26.05	3,779,824	23.99	3,596,884	22.28

Exercisable at end of year	2,677,071	23.73	2,749,168	22.40	2,668,692	20.91

Options granted under both the EPI Plan and its predecessor plans may be outstanding for a maximum of ten years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2011, 2010 and 2009.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2011 were as follows:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	41.92%	42.15%	40.48%
Dividend yield	1.63%	2.02%	2.15%
Risk-free interest rate	0.80%	1.64%	2.04%
Expected option life (years)	4.3	4.9	4.7
Weighted average fair value per option granted during the year	$10.97	$10.01	$8.03

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 8 – STOCK PLANS (Continued)

The following table summarizes nonvested stock options for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	980,926	$8.74
Granted	459,263	12.02
Vested	(483,245)	7.95
Forfeited	(27,562)	8.39

Balance at end of year	929,382	10.78

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2011, was $47,467 and $41,192, respectively. The total intrinsic value of awards exercised during 2011 and 2010 was $15,781 and $5,006, respectively.

The following table summarizes information about awards outstanding as of December 31, 2011:

	Outstanding		Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $17.50	341,076	$12.59	341,076	$12.59	1.6
$17.50 - $20.00	755,547	18.88	755,547	18.88	3.4
Over $20.00	2,535,840	30.00	1,580,448	28.46	7.6

	3,632,463		2,677,071		6.2

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 8 – STOCK PLANS (Continued)

Restricted Share Awards

The following table summarizes restricted share award activity for each of the three years ended December 31, 2011, under all Plans:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	523,730	$27.36	435,770	$26.61	321,056	$25.68
Shares granted	22,779	35.55	112,864	31.05	188,950	26.30
Shares vested*	(159,842)	26.97	(24,904)	31.07	(74,236)	21.82
Shares forfeited	(7,434)	24.67	–	–	–	–

Balance at end of year	379,233	28.06	523,730	27.36	435,770	26.61

*
Includes shares vested but not exercisable

Restricted share awards are valued at the quoted market price on the grant date. The majority of restricted share awards vest over a period of three to five years. The Company issued shares of common stock from treasury upon the granting of restricted share awards in 2011, 2010 and 2009. Under the EPI Plan, the Company issued 82,992 restricted shares at a weighted average market price of $30.97 per share in 2010 and 171,886 restricted shares at a weighted average market price of $26.29 per share in 2009. The Company issued 22,779 restricted shares at a weighted average market price of $35.55 per share, 29,872 restricted shares at a weighted average market price of $31.28 per share and 17,064 restricted shares at a market price of $26.36 under the Director Plan in 2011, 2010 and 2009, respectively. The remaining weighted average life of all nonvested restricted share awards is 2.4 years as of December 31, 2011.

The following table summarizes nonvested restricted share awards for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Balance at beginning of year	492,430	$27.36
Granted	22,779	35.55
Vested	(151,842)	26.79
Forfeited	(7,434)	24.67

Balance at end of year	355,933	28.18

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 8 – STOCK PLANS (Continued)

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2011, under all Plans:

	Year Ended December 31, 2011
	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	–	$–
Units granted	166,519	34.55
Units vested	–	–
Units canceled	–	–

Nonvested at end of year	166,519	34.55

Restricted stock units are valued at the quoted market price on the grant date. The majority of restricted stock units vest over a period of three to five years. Under the EPI Plan, the Company issued 166,519 restricted stock units at a weighted average market price of $34.55 per share in 2011. Restricted stock units were not granted prior to 2011. The remaining weighted average life of all nonvested restricted stock units is 4.8 years as of December 31, 2011.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2011, 2010 and 2009 was $6,610, $8,213 and $5,432, respectively. The related tax benefit for 2011, 2010 and 2009 was $2,515, $3,112 and $2,058, respectively. As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options, restricted shares and restricted stock units was $18,898, which is expected to be recognized over a weighted average period of approximately 37 months.

Lincoln Stock Purchase Plan

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 4,466 in 2011, 4,240 in 2010 and 7,636 in 2009.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 9 – COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 30 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2011, the Company purchased 1,041,229 shares at an average cost per share of $34.29. As of December 31, 2011, there remained 5,121,757 shares available for repurchase under the stock repurchase program. The treasury shares have not been retired.

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

Obligations and Funded Status

	December 31,
	2011	2010
Change in benefit obligations
Benefit obligations at beginning of year	$851,948	$777,521
Service cost	17,331	15,371
Interest cost	44,161	42,730
Plan participants' contributions	365	365
Actuarial loss	121,800	57,707
Benefits paid	(40,345)	(38,839)
Settlement/curtailment	(2,434)	(4,553)
Currency translation	(847)	1,646

Benefit obligations at end of year	991,979	851,948
Change in plan assets
Fair value of plan assets at beginning of year	726,474	636,758
Actual return on plan assets	29,470	83,750
Employer contributions	33,994	44,766
Plan participants' contributions	365	365
Benefits paid	(37,960)	(36,529)
Settlement	(2,415)	(4,355)
Currency translation	(472)	1,719

Fair value of plan assets at end of year	749,456	726,474
Funded status at end of year	(242,523)	(125,474)
Unrecognized net loss	408,474	281,431
Unrecognized prior service cost	(515)	(843)
Unrecognized transition assets, net	41	64

Net amount recognized	$165,477	$155,178

The after-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations included in "Accumulated other comprehensive loss" at December 31, 2011 were $255,795, $(461) and $35, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. Actuarial losses arising during 2011 are primarily attributable to a lower discount rate. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2012 are $31,138, $(95) and $4, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2011	2010
Prepaid pensions	$–	$588
Accrued pension liability, current	(10,348)	(4,068)
Accrued pension liability, long-term	(232,175)	(121,994)
Accumulated other comprehensive loss, excluding tax effects	408,000	280,652

Net amount recognized in the balance sheets	$165,477	$155,178

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2011	2010	2009
Service cost	$17,331	$15,371	$12,755
Interest cost	44,161	42,730	43,097
Expected return on plan assets	(57,405)	(50,424)	(43,802)
Amortization of prior service cost	(62)	(44)	(23)
Amortization of net loss	21,816	20,830	25,087
Settlement/curtailment (gain) loss	529	660	(2,340)

Pension cost for defined benefit plans	$26,370	$29,123	$34,774

Pension costs in 2011 for the Company's defined benefit plans decreased as a result of an increase in expected return on plan assets partially offset by higher service cost, interest cost and amortization of prior year losses.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2011	2010
U.S. pension plans
Projected benefit obligation	$921,469	$784,905
Accumulated benefit obligation	883,157	755,390
Fair value of plan assets	696,802	670,958
Non-U.S. pension plans
Projected benefit obligation	$70,507	$54,289
Accumulated benefit obligation	66,332	50,394
Fair value of plan assets	52,652	42,182

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

The total accumulated benefit obligation for all plans was $949,489 as of December 31, 2011 and $818,292 as of December 31, 2010.

Contributions to Plans

The Company expects to contribute approximately $30,000 to all pension plans during 2012. The actual amounts to be contributed to the pension plans in 2012 will be determined at the Company's discretion.

Benefit Payments for Plans

Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2012	$49,085
2013	41,549
2014	42,834
2015	48,615
2016	46,130
2017 through 2021	260,371

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Discount rate	4.2%	5.3%
Rate of increase in compensation	4.0%	4.0%

Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31, 2011 were as follows:

	December 31,
	2011	2010	2009
Discount rate	5.3%	5.8%	6.2%
Rate of increase in compensation	4.0%	4.0%	4.0%
Expected return on plan assets	7.9%	7.9%	8.2%

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

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

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

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2011:

	Pension Plans' Assets at Fair Value as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Corporate stock (1)	$94,407	$–	$–	$94,407
Cash and cash equivalents	1,582	–	–	1,582
Insurance company nonpooled separate account (2)
Cash and cash equivalents	–	15,371	–	15,371
Corporate and other obligations	–	8,288	650	8,938
Common trusts and 103-12 investments (3)	–	611,361	–	611,361
Private equity funds (4)	–	–	17,797	17,797

Total assets at fair value	$95,989	$635,020	$18,447	$749,456

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2010:

	Pension Plans' Assets at Fair Value as of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Corporate stock (1)	$111,828	$–	$–	$111,828
Cash and cash equivalents	2,440	–	–	2,440
Insurance company nonpooled separate account (2)
Cash and cash equivalents	–	21,757	–	21,757
Corporate and other obligations	–	9,806	1,489	11,295
Common trusts and 103-12 investments (3)	–	570,133	–	570,133
Private equity funds (4)	–	–	9,021	9,021

Total assets at fair value	$114,268	$601,696	$10,510	$726,474

(1)
This investment category includes publicly traded equity investments directly held by the plans. Investments are valued at the unadjusted quoted close prices reported on the reporting date.

(2)
The insurance company nonpooled separate account is focused on capital preservation and invests in fixed-income securities and money market instruments. Account is composed of publically traded and privately held corporate bonds, money market and mortgage backed assets. Publically traded bonds, money market and mortgage backed securities are valued at the closing market price on the reporting date. Privately held bonds are valued at fair value as determined by the fund directors and general partners.

(3)
Common trusts and 103-12 investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes, and money markets. Trusts are valued at the net asset value ("NAV") as determined by their custodian. NAV represent the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

(4)
Private equity funds consist of four funds seeking capital appreciation by investing in private equity investment partnerships and venture capital companies. Funds are comprised of unrestricted and restricted publicly traded securities and privately held securities. Unrestricted securities are valued at the closing market price on the reporting date. Restricted securities may be valued at a discount from such closing public market price, depending on facts and circumstances. Privately held securities are valued at fair value as determined by the fund directors and general partners.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans' assets for the year ended December 31, 2011:

	Insurance Company Nonpooled Separate Account	Private Equity Funds	Total
Balance at the beginning of year	$1,489	$9,021	$10,510
Purchases, sales, issuances and settlements	(463)	7,294	6,831
Realized and unrealized (losses) gains	(376)	1,482	1,106

Balance at the end of year	$650	$17,797	$18,447

The amount of total (losses) gains during the period attributable to the change in unrealized (losses) gains relating to Level 3 net assets still held at the reporting date	$(264)	$1,407	$1,143

Supplemental Executive Retirement Plan

The Company maintains a domestic unfunded supplemental executive retirement plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $2,110, $2,118 and $2,088 in 2011, 2010 and 2009, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $23,930, $21,412 and $20,442 at December 31, 2011, 2010 and 2009, respectively.

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

The plan also includes a feature in which all participants hired after November 1, 1997 receive an annual Company contribution of 2% of their base pay. The plan allowed employees hired before November 1, 1997, at their election, to receive this contribution in exchange for forfeiting certain benefits under the pension plan. In 2006, the plan was amended to include a feature in which all participants receive an annual Company contribution ranging from 4% to 10% of base pay based on years of service.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 10 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS (Continued)

The annual costs recognized for defined contribution plans were $8,478, $7,039 and $4,810 in 2011, 2010 and 2009, respectively.

Multi-Employer Plans

The Company participates in multi-employer plans for several of its operations in Europe. Costs for these plans are recognized as contributions are funded. The Company's risk of participating in these plans is limited to the annual premium as determined by the plan. The annual costs of these programs were $966, $1,052 and $1,322 in 2011, 2010 and 2009, respectively.

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

NOTE 11 – INCOME TAXES

The components of income (loss) before income taxes for the three years ended December 31, 2011 were as follows:

	Year Ended December 31,
	2011	2010	2009
U.S.	$204,667	$135,756	$110,909
Non-U.S.	96,664	51,352	(24,171)

Total	$301,331	$187,108	$86,738

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 11 – INCOME TAXES (Continued)

The components of income tax expense (benefit) for the three years ended December 31, 2011 were as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$42,510	$30,642	$25,688
Non-U.S.	19,970	15,532	15,943
State and local	6,699	4,337	3,364

	69,179	50,511	44,995
Deferred:
Federal	12,140	6,802	(4,612)
Non-U.S.	2,768	(2,640)	(2,735)
State and local	231	225	257

	15,139	4,387	(7,090)

Total	$84,318	$54,898	$37,905

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2011 were as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory rate of 35% applied to pre-tax income	$105,466	$65,488	$30,358
Effect of state and local income taxes, net of federal tax benefit	4,585	3,044	2,443
Taxes (less) more than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carryforwards, losses with no benefit and changes in non-U.S. valuation allowance	(13,637)	(1,417)	18,484
Manufacturing deduction	(5,330)	(3,900)	(2,310)
U.S. tax cost (benefit) of foreign source income	145	(3,282)	(14,486)
Resolution and adjustments to uncertain tax positions	(5,103)	(3,204)	4,275
Other	(1,808)	(1,831)	(859)

Total	$84,318	$54,898	$37,905

Effective tax rate	27.98%	29.34%	43.70%

The 2011 effective tax rate is impacted by the geographic mix of earnings and taxes at lower rates in foreign jurisdictions, including Canada, Mexico, Poland and the U.K., as well as loss utilization in other foreign jurisdictions. Total income tax payments, net of refunds, were $62,600 in 2011, $40,970 in 2010 and $33,522 in 2009.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 11 – INCOME TAXES (Continued)

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2011 and 2010, were as follows:

	December 31,
	2011	2010
Deferred tax assets:
Tax loss and credit carryforwards	$32,313	$45,383
Inventory	8,224	8,190
Other accruals	15,652	16,024
Employee benefits	17,600	17,304
Pension obligations	79,371	36,251
Other	7,111	13,662

Deferred tax assets, gross	160,271	136,814
Valuation allowance	(31,713)	(38,451)

Deferred tax assets, net	128,558	98,363
Deferred tax liabilities:
Property, plant and equipment	40,806	37,191
Intangible assets	13,251	15,170
Inventory	2,973	5,246
Pension obligations	1,676	2,239
Other	9,685	9,369

Deferred tax liabilities	68,391	69,215

Total Deferred taxes	$60,167	$29,148

At December 31, 2011, certain subsidiaries had tax loss carryforwards of approximately $114,733 that will expire in various years from 2012 through 2030, except for $30,070 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2011, a valuation allowance of $31,713 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Company's assessment of future taxable income or tax planning strategies changes.

The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 11 – INCOME TAXES (Continued)

taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $3,776 that are not expected to be permanently reinvested were not significant.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits are classified as "Accrued taxes" non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in "Income taxes." Current income tax expense included a benefit of $505 for the year ended December 31, 2011 and an expense of $312 for the year ended December 31, 2010 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $9,039 and $10,443, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2011	2010
Balance at January 1	$38,393	$42,840
Increase related to current year tax provisions	2,221	1,830
Increase related to prior years' tax positions	3,250	1,163
Increase related to acquisitions	–	438
Decrease related to settlements with taxing authorities	(3,424)	(507)
Resolution of and other decreases in prior years' tax liabilities	(13,460)	(4,950)
Other	(324)	(2,421)

Balance at December 31	$26,656	$38,393

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $17,325 at December 31, 2011 and $22,925 at December 31, 2010.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003. The Company is currently subject to various U.S. state audits, a Russian tax audit for 2008 - 2010, a German tax audit for 2007 - 2009, a Canadian tax audit for 2003 - 2007 and an Indonesian tax audit for 2003 - 2007.

The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $7,082 in prior years' unrecognized tax benefits in 2012.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 12 – DERIVATIVES

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

All derivatives are recognized at fair value on the Company's Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in operating activities in the Company's Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial for the three years ended December 31, 2011.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2011. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $65,721 at December 31, 2011 and $33,221 at December 31, 2010. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in "Accumulated other comprehensive income" ("AOCI") and subsequently reclassified to "Cost of goods sold" or "Sales" for hedges of purchases and sales, respectively, as the underlying hedged transactions affected earnings.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $161,026 at December 31, 2011 and $173,116 at December 31, 2010. The fair value gains or losses from these contracts are recognized in "Selling, general and administrative expenses," offsetting the losses or gains on the exposures being hedged.

The Company has short-term silver forward contracts with a notional amount of 340,000 troy ounces at December 31, 2011 and 380,000 troy ounces at December 31, 2010. Realized and unrealized gains and losses on these contracts were recognized in earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 12 – DERIVATIVES (Continued)

Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2011		December 31, 2010
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$801	$531	$381	$728
Not designated as hedging instruments:
Foreign exchange contracts	726	1,026	252	1,228
Commodity contracts	1,559	–	–	1,051

Total derivatives	$3,086	$1,557	$633	$3,007

The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2011 and 2010 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2011	2010
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$92	$(1,481)
Commodity contracts	Cost of goods sold	1,167	(4,451)
Commodity contracts	Other income	(12)	(112)

The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2011 and 2010 consisted of the following:

	December 31,
Total gain (loss) recognized in AOCI, net of tax	2011	2010
Foreign exchange contracts	$912	$(352)

The Company expects a gain of $912 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2011	2010
Foreign exchange contracts	Sales	$(91)	$137
	Cost of goods sold	(1,292)	(720)
Commodity contracts	Cost of goods sold	–	(1,029)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 13 – FAIR VALUE

The following table provides a summary of fair value assets and liabilities as of December 31, 2011 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,527	$–	$1,527	$–
Commodity contracts	1,559	–	1,559	–

Total assets	$3,086	$–	$3,086	$–

Liabilities:
Foreign exchange contracts	$1,557	$–	$1,557	$–
Contingent consideration	4,297	–	–	4,297
Deferred Compensation	14,936	–	14,936	–

Total liabilities	$20,790	$–	$16,493	$4,297

The following table provides a summary of fair value assets and liabilities as of December 31, 2010 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$633	$–	$633	$–

Liabilities:
Foreign exchange contracts	$1,956	$–	$1,956	$–
Commodity contracts	1,051	–	1,051	–
Deferred Compensation	14,380	–	14,380	–

Total liabilities	$17,387	$–	$17,387	$–

The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the year ended December 31, 2011, there were no transfers between Levels 1, 2 or 3.

In connection with the Arc Products acquisition, the Company recorded a contingent consideration fair valued at $3,806 at January 31, 2011 and $4,297 at December 31, 2011, reflecting $491 of non-cash accretion. The contingent consideration is based upon estimated sales for the five-year period ending

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 13 – FAIR VALUE (Continued)

December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period. The fair value of the contingent consideration is considered a Level 3 valuation and is estimated using a probability weighted discounted cash flow analysis.

The deferred compensation liability is the Company's liability under its executive deferred compensation plan. The Company measures the fair value of the liability using the net asset values of the participants' underlying investment fund elections.

The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of "Cash and cash equivalents," "Accounts receivable," "Amounts due banks" and "Trade accounts payable" approximated book value due to the short-term nature of these instruments at both December 31, 2011 and December 31, 2010. See Note 7 for the fair value estimate of debt.

NOTE 14 – INVENTORY

For most domestic inventories, cost is determined principally by the LIFO method, and for non-U.S. inventories, cost is determined by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. At December 31, 2011 and 2010, approximately 31% and 30%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost was $78,292 at December 31, 2011 and $70,906 at December 31, 2010.

NOTE 15 – LEASES

The Company leases sales offices, warehouses and distribution centers, transportation equipment, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $15,221 in 2011, $14,155 in 2010 and $14,275 in 2009.

At December 31, 2011, total future minimum lease payments for noncancelable operating leases were $10,620 in 2012, $7,720 in 2013, $5,443 in 2014, $3,839 in 2015, $3,330 in 2016 and $5,264 thereafter.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 15 – LEASES (Continued)

The following table summarizes assets held under capital leases and included in property, plant and equipment:

	December 31,
	2011	2010
Buildings	$6,236	$6,449
Machinery and equipment	179	984
Less: accumulated depreciation	(2,494)	(2,134)

Net capital leases	$3,921	$5,299

NOTE 16 – CONTINGENCIES

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

The Company's accrual for contingent liabilities, primarily for product liability claims, was $11,312 as of December 31, 2011 and $5,711 as of December 31, 2010. The accrual is included in "Other current liabilities." The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $4,516 as of December 31, 2011 and $1,616 as of December 31, 2010. The asset is included in "Other current assets." The increase in the accrual for contingent liabilities and related recoveries from insurance carriers is due to an agreement the Company entered into in January 2012 with its co-defendants and plaintiffs' counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims.

Based on the Company's historical experience in litigating product liability claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company's current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material effect on the Company's consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 17 – PRODUCT WARRANTY COSTS

The changes in the carrying amount of product warranty accruals for 2011, 2010 and 2009 were as follows:

	December 31,
	2011	2010	2009
Balance at beginning of year	$16,879	$16,768	$13,736
Accruals for warranties	10,395	11,406	11,359
Settlements	(11,260)	(11,065)	(8,718)
Foreign currency translation	(233)	(230)	391

Balance at end of year	$15,781	$16,879	$16,768

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2011
Net sales	$599,179	$699,293	$701,624	$694,513
Gross profit	161,438	195,504	185,452	194,343
Income before income taxes	60,537	81,494	75,873	83,427
Net income	46,910	57,013	55,530	57,733
Basic earnings per share	$0.56	$0.69	$0.66	$0.69
Diluted earnings per share	$0.55	$0.68	$0.66	$0.68
2010
Net sales	$470,958	$515,584	$519,338	$564,292
Gross profit	123,333	148,583	144,071	147,832
Income before income taxes	34,741	51,572	48,819	51,976
Net income	23,728	32,540	32,473	41,503
Basic earnings per share	$0.28	$0.38	$0.39	$0.49
Diluted earnings per share	$0.28	$0.38	$0.38	$0.49

The quarter ended June 30, 2011 includes rationalization and asset impairment net gains of $75 ($44 after-tax) primarily related to the gain on sale of assets at rationalized operations in the Asia Pacific Welding segment resulting from actions initiated in 2009.

The quarter ended March 31, 2011 includes rationalization and asset impairment net charges of $357 ($281 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009 and a gain of $4,844 related to a favorable adjustment for tax audit settlements in the North America Welding segment.

The quarter ended December 31, 2010 includes a rationalization net charge of $1,788 ($1,697 after-tax) for costs associated with the consolidation of manufacturing operations initiated in 2009 and related asset impairment charges of $387 ($305 after-tax) offset by gains on the disposal of assets at rationalized operations, a gain of $108 after-tax in noncontrolling interests related to the impairment of

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

assets for a majority-owned consolidated subsidiary in the Asia Pacific Welding segment and income of $5,092 recognized due to an adjustment in tax liabilities for a change in applicable tax regulations in the Asia Pacific Welding segment.

The quarter ended September 30, 2010 includes rationalization net gains of $227 ($231 after-tax) primarily related to the costs associated with the consolidation of manufacturing operations initiated in 2009 and related asset impairment charges of $496 ($496 after-tax) offset by gains on the disposal of assets at rationalized operations, a charge of $815 ($815 after-tax) in Cost of goods sold related to the change in functional currency for the Company's operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency and a charge of $44 after-tax in noncontrolling interests associated with gains recognized on the disposal of assets for a majority-owned consolidated subsidiary.

The quarter ended June 30, 2010 includes rationalization net gains of $3,629 ($3,773 after-tax) primarily related to gains on the sale of assets at rationalized operations in the Europe Welding and Asia Pacific Welding segments, a charge of $2,319 ($2,319 after-tax) in Cost of goods sold for the South America Welding segment related to the change in functional currency for the Company's operation in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency and a charge of $1,846 after-tax in noncontrolling interests associated with the rationalization gain for a majority-owned consolidated subsidiary.

The quarter ended March 31, 2010 includes rationalization net charges of $801 ($612 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009 and a net gain of $11 (a net charge of $426 after-tax) for the South America Welding segment related to the change in the functional currency for the Company's subsidiary in Venezuela to the U.S. dollar and devaluation of the Venezuelan currency.

The quarterly earnings per share (EPS) amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged to Other Accounts	(2) Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$7,855	$2,173	$(303)	$2,646	$7,079
Year ended December 31, 2010	8,174	3,146	(425)	3,040	7,855
Year ended December 31, 2009	7,673	2,685	368	2,552	8,174
(1)
Currency translation adjustment.

(2)
Uncollectible accounts written-off, net of recoveries.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. MINE SAFETY DISCLOSURES
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
LINCOLN ELECTRIC HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS LINCOLN ELECTRIC HOLDINGS, INC. (In thousands)