Form 10-Q
period 2012-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2012-04-30
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common shares as of March 31, 2012 was 83,700,239.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		18
Item 3. Quantitative and Qualitative Disclosures About Market Risk		24
Item 4. Controls and Procedures		24

PART II. OTHER INFORMATION		24
Item 1. Legal Proceedings		24
Item 1A. Risk Factors		25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		25
Item 6. Exhibits		25

Signature		27

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$727,122	$599,179
Cost of goods sold	511,857	437,741
Gross profit	215,265	161,438

Selling, general & administrative expenses	123,615	101,619
Rationalization and asset impairment charges	—	357
Operating income	91,650	59,462

Other income (expense):
Interest income	883	608
Equity earnings in affiliates	692	830
Other income	866	1,295
Interest expense	(1,172)	(1,658)
Total other income (expense)	1,269	1,075

Income before income taxes	92,919	60,537
Income taxes	28,770	13,595
Net income including noncontrolling interests	64,149	46,942
Noncontrolling interests in subsidiaries’ (loss) earnings	(94)	32
Net income	$64,243	$46,910

Basic earnings per share	$0.77	$0.56
Diluted earnings per share	$0.76	$0.55

Cash dividends declared per share	$0.17	$0.155

Net income per common share, weighted average number of common shares outstanding and cash dividends declared per common share have been retroactively adjusted to give effect to the two-for-one stock split.  See Note 1 for additional information.

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income including noncontrolling interests	$64,149	$46,942
Other comprehensive income, net of tax:
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax	(498)	(228)
Defined benefit pension plan activity, net of tax	4,846	3,319
Currency translation adjustment	25,563	20,778
Other comprehensive income, net of tax	29,911	23,869
Comprehensive income	94,060	70,811
Comprehensive (loss) income attributable to noncontrolling interests	(25)	305
Comprehensive income attributable to shareholders	$94,085	$70,506

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	December 31, 2011
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$300,838	$361,101
Accounts receivable (less allowance for doubtful accounts of $6,899 in 2012; $7,079 in 2011)	430,448	386,197
Inventories:
Raw materials	114,381	117,194
Work-in-process	53,596	42,103
Finished goods	233,397	213,941
Total inventory	401,374	373,238

Other current assets	103,342	98,734
Total Current Assets	1,236,002	1,219,270

Property, Plant and Equipment
Land	44,041	42,891
Buildings	337,713	322,626
Machinery and equipment	741,026	724,801
	1,122,780	1,090,318
Less accumulated depreciation	635,908	619,867
Property, Plant and Equipment, Net	486,872	470,451

Non-current assets	299,437	287,055

TOTAL ASSETS	$2,022,311	$1,976,776

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$21,451	$19,922
Trade accounts payable	208,004	176,312
Other current liabilities	223,371	193,312
Current portion of long-term debt	1,096	81,496
Total Current Liabilities	453,922	471,042

Long-Term Liabilities
Long-term debt, less current portion	2,494	1,960
Accrued pensions	213,902	232,175
Other long-term liabilities	86,364	78,357
Total Long-Term Liabilities	302,760	312,492

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	188,139	179,104
Retained earnings	1,534,406	1,484,393
Accumulated other comprehensive loss	(218,039)	(247,881)
Treasury shares	(265,006)	(248,528)
Total Shareholders’ Equity	1,249,358	1,176,946
Noncontrolling interests	16,271	16,296
Total Equity	1,265,629	1,193,242

TOTAL LIABILITIES AND EQUITY	$2,022,311	$1,976,776

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,243	$46,910
Noncontrolling interests in subsidiaries’ (loss) earnings	(94)	32
Net income including noncontrolling interests	64,149	46,942
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	—	227
Depreciation and amortization	15,579	15,206
Equity loss (earnings) in affiliates, net	443	(362)
Deferred income taxes	5,385	11,635
Stock-based compensation	2,230	1,468
Amortization of terminated interest rate swaps	(430)	(460)
Amortization of pension actuarial losses and prior service cost	7,772	5,457
Other non-cash items, net	402	740
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(29,752)	(43,324)
Increase in inventories	(14,462)	(62,064)
Increase in other current assets	(3,859)	(2,318)
Increase in trade accounts payable	23,341	55,553
Increase (decrease) in other current liabilities	22,934	(2,112)
Decrease in accrued pensions	(18,970)	(7,404)
Net change in other long-term assets and liabilities	4,402	(2,446)
NET CASH PROVIDED BY OPERATING ACTIVITIES	79,164	16,738

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,567)	(15,503)
Acquisition of businesses, net of cash acquired	(21,896)	(17,881)
Proceeds from sale of property, plant and equipment	210	142
NET CASH USED BY INVESTING ACTIVITIES	(34,253)	(33,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,279	2,773
Payments on short-term borrowings	(319)	(2,030)
Amounts due banks, net	(2,841)	(1,168)
Proceeds from long-term borrowings	914	—
Payments on long-term borrowings	(83,031)	(894)
Proceeds from exercise of stock options	7,440	2,864
Tax benefit from exercise of stock options	2,983	715
Purchase of shares for treasury	(20,098)	(905)
Cash dividends paid to shareholders	(14,186)	(12,987)
NET CASH USED BY FINANCING ACTIVITIES	(107,859)	(11,632)

Effect of exchange rate changes on Cash and cash equivalents	2,685	3,358
DECREASE IN CASH AND CASH EQUIVALENTS	(60,263)	(24,778)

Cash and cash equivalents at beginning of period	361,101	366,193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300,838	$341,415

 See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The accompanying Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Venezuela — Highly Inflationary Economy

Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  In remeasuring the financial statements the official exchange rate for non-essential goods of 4.30 is used as this is the rate expected to be applicable to dividend repatriations.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $12,015 at March 31, 2012 and $6,826 at December 31, 2011.  The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$64,243	$46,910
Denominator:
Basic weighted average shares outstanding	83,452	83,791
Effect of dilutive securities - Stock options and awards	1,156	1,087
Diluted weighted average shares outstanding	84,608	84,878
Basic earnings per share	$0.77	$0.56
Diluted earnings per share	$0.76	$0.55

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

For the three months ended March 31, 2012 and 2011, common shares subject to equity-based awards of 455,081 and 486,210, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary.  However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  ASU 2011-08 was adopted by the Company on January 1, 2012 and will not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This update provides amendments to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income.  ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income.  Further, ASU 2011-05 requires the presentation on the face of the financial statements items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendment to present reclassification adjustments was deferred when the FASB issued ASU 2011-12.  ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASU 2011-05, excluding deferred portions, on January 1, 2012.  Refer to the Consolidated Statements of Comprehensive Income herein.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s.”  ASU 2011-04 amends ASC Topic 820, resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  These amendments are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  ASU 2011-04 was adopted by the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

New Accounting Standards to be Adopted:

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 requires an entity to disclose information about financial instruments and derivative instruments that are subject to offsetting, master netting or other similar arrangements, to illustrate the effect or potential effect of those arrangements on the Company’s financial position.  The amendments are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The amendments should be applied retrospectively for all prior periods presented.  The Company is currently evaluating the impact of the adoption of ASU 2011-11 on the Company’s financial statements.

NOTE 4 — ACQUISITIONS

On March 6, 2012, the Company completed the acquisition of Weartech International, Inc. (“Weartech”) for approximately $30,286 in cash and assumed debt.  The preliminary fair value of net assets acquired was $20,246, resulting in goodwill of $10,040.  These values are preliminary and subject to final closing balance sheet and working capital adjustments.  Weartech, based in Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Annual sales for 2011 were approximately $40,000.

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, “Techalloy”), for approximately $36,900 in cash and assumed

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

debt.  The fair value of net assets acquired was $32,814, resulting in goodwill of $4,086.  Techalloy, based in Baltimore, Maryland, is a manufacturer of nickel alloy and stainless steel welding consumables.  The acquisition added to the Company’s consumables portfolio.  Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) (“Torchmate”) for approximately $8,280 in cash.  The fair value of net assets acquired was $2,361, resulting in goodwill of $5,919.  Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems.  The acquisition added to the Company’s plasma and oxy-fuel cutting product offering.  Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,861 in cash and assumed debt.  The fair value of net assets acquired was $8,049, resulting in goodwill of $8,812.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States.  Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) (“Arc Products”) for approximately $3,280 in cash and a contingent consideration liability fair valued at $3,806.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of net assets acquired was $3,613, resulting in goodwill of $3,473.  Arc Products is a manufacturer of orbital welding systems and welding automation components based in Southern California.  Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities.  The acquisition will complement the Company’s ability to serve global customers in the nuclear, power generation and process industries worldwide.  Sales for Arc Products during 2010 were not significant.

Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

NOTE 5 — SEGMENT INFORMATION

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended March 31, 2012
Net sales	$381,329	$125,803	$92,563	$39,838	$87,589	$—	$727,122
Inter-segment sales	33,542	4,451	3,817	—	2,383	(44,193)	—
Total	$414,871	$130,254	$96,380	$39,838	$89,972	$(44,193)	$727,122

EBIT, as adjusted	$69,519	$12,811	$2,573	$2,905	$7,153	$(1,753)	$93,208
Special items charge (gain)	—	—	—	—	—	—	—
EBIT	$69,519	$12,811	$2,573	$2,905	$7,153	$(1,753)	$93,208
Interest income							883
Interest expense							(1,172)
Income before income taxes							$92,919
Total assets	$840,427	$477,295	$388,511	$117,621	$208,296	$(9,839)	$2,022,311

Three months ended March 31, 2011
Net sales	$280,757	$114,208	$87,560	$34,073	$82,581	$—	$599,179
Inter-segment sales	35,127	3,835	3,213	—	2,233	(44,408)	—
Total	$315,884	$118,043	$90,773	$34,073	$84,814	$(44,408)	$599,179

EBIT, as adjusted	$46,636	$5,912	$126	$2,048	$6,543	$679	$61,944
Special items charge (gain)	—	358	(1)	—	—	—	357
EBIT	$46,636	$5,554	$127	$2,048	$6,543	$679	$61,587
Interest income							608
Interest expense							(1,658)
Income before income taxes							$60,537
Total assets	$630,986	$485,370	$355,236	$103,952	$220,042	$117,984	$1,913,570

In the first quarter of 2011, special items include net charges of $357 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  At March 31, 2012, a liability relating to these actions of $178 was recognized in “Other current liabilities.”  The Company does not expect any further material costs associated with these actions in 2012 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2012.  During April 2012, the Company initiated a process to rationalize its Severstal manufacturing facility in Russia and consolidate production to another facility in Russia.  This action, expected to begin in the second quarter of 2012, will result in charges in the range of $1,500 to $3,000 over the next year and will impact approximately 225 employees.  The Company continues to evaluate its cost structure, which may result in additional rationalization actions and charges in future periods.

The following table summarizes the activity related to the rationalization liabilities by segment:

	Europe Welding	The Harris Products Group	Consolidated
Balance at December 31, 2011	$173	$82	$255
Payments and other adjustments	5	(82)	(77)
Balance at March 31, 2012	$178	$—	$178

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 30 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three month period ended March 31, 2012, the Company purchased an aggregate of 432,384 common shares in the open market under this program.  As of March 31, 2012, there remained 4,689,373 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

NOTE 8 — COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income are as follows:

	Three Months Ended March 31, 2012
	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	$(573)	$75	$(498)
Defined benefit pension plan activity	7,690	(2,844)	4,846
Currency translation adjustment	25,563	—	25,563
Total other comprehensive income	$32,680	$(2,769)	$29,911

	Three Months Ended March 31, 2011
	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	$(214)	$(14)	$(228)
Defined benefit pension plan activity	5,729	(2,410)	3,319
Currency translation adjustment	20,778	—	20,778
Total other comprehensive income	$26,293	$(2,424)	$23,869

NOTE 9 — EQUITY

Changes in equity for the three months ended March 31, 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,176,946	$16,296	$1,193,242
Comprehensive income:
Net income (loss)	64,243	(94)	64,149
Other comprehensive income	29,842	69	29,911
Total comprehensive income	94,085	(25)	94,060

Cash dividends declared - $0.17 per share	(14,229)	—	(14,229)
Issuance of shares under benefit plans	12,654	—	12,654
Purchase of shares for treasury	(20,098)	—	(20,098)
Balance at March 31, 2012	$1,249,358	$16,271	$1,265,629

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Changes in equity for the three months ended March 31, 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,133,497	$15,981	$1,149,478
Comprehensive income:
Net income (loss)	46,910	32	46,942
Other comprehensive income	23,596	273	23,869
Total comprehensive income	70,506	305	70,811

Cash dividends declared - $0.155 per share	(13,075)	—	(13,075)
Issuance of shares under benefit plans	5,682	—	5,682
Purchase of shares for treasury	(905)	—	(905)
Balance at March 31, 2011	$1,195,705	$16,286	$1,211,991

NOTE 10 — INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $79,550 and $78,292 at March 31, 2012 and December 31, 2011, respectively.

NOTE 11 — ACCRUED EMPLOYEE BONUS

“Other current liabilities” at March 31, 2012 and 2011 include accruals for year-end bonuses and related payroll taxes of $37,865 and $26,665, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from March 31, 2011 to March 31, 2012 is due to the increase in profitability of the Company.

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $11,457 as of March 31, 2012 and $11,312 as of December 31, 2011.  The accrual is included in “Other current liabilities.”  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $4,516 as of both March 31, 2012 and December 31, 2011.  The asset is included in “Other current assets.”  The March 31, 2012 accrual includes a liability for the agreement entered into in January 2012 with the Company’s co-defendants and plaintiffs’ counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims.

Based on the Company’s historical experience in litigating product liability claims, including a significant number of dismissals, summary judgments and defense verdicts in many cases and immaterial settlement amounts, as well as the Company’s current assessment of the underlying merits of the claims and applicable insurance, the Company believes resolution of these claims and proceedings, individually or in the aggregate, will not have a material effect on the Company’s consolidated financial statements.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$15,781	$16,879
Accruals for warranties	2,761	2,557
Settlements	(3,164)	(2,588)
Foreign currency translation	190	247
Balance at end of period	$15,568	$17,095

NOTE 14 — DEBT

The Company’s $80,000 Series C Note (the “Note”) was repaid on March 12, 2012 at maturity.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on November 18, 2009.  As of March 31, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.  The Credit Agreement has a three-year term and is scheduled to expire in November 2012 which may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.  The Company expects to replace the Credit Agreement prior to its expiration in November 2012, although there can be no assurances that the Company can replace the Credit Agreement or that satisfactory terms will be reached.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of March 31, 2012.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $328 and $410 in the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, the deferred gain was fully amortized.  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.1% for the three months ended March 31, 2012.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$4,879	$4,335
Interest cost	10,238	10,957
Expected return on plan assets	(14,388)	(14,355)
Amortization of prior service cost	(22)	(15)
Amortization of net loss	7,794	5,472
Defined benefit plans	8,501	6,394
Multi-employer plans	242	235
Defined contribution plans	2,244	2,053
Total pension cost	$10,987	$8,682

The Company voluntarily contributed $18,000 to its defined benefit plans in the United States during the three months ended March 31, 2012 and expects to contribute up to $60,000 to its defined benefit plans in the United States during 2012.  The amortization of net loss increased in the first quarter of 2012 due to greater actuarial losses during 2011, attributable to a lower discount rate and lower actual return on plan assets compared with the expected return on assets.

NOTE 16 — INCOME TAXES

The Company recognized $28,770 of tax expense on pre-tax income of $92,919, resulting in an effective income tax rate of 31.0% for the three months ended March 31, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effective income tax rate of 22.5% for the three months ended March 31, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided and a tax benefit of $4,844 for tax audit settlements.

The anticipated effective income tax rate for 2012 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of March 31, 2012, the Company had $29,530 of unrecognized tax benefits.  If recognized, approximately $17,210 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.  The Company is currently subject to various U.S. state audits, a Russian tax audit for 2008 – 2010, a Canadian tax audit for 2003 – 2007 and an Indonesian tax audit for 2003 – 2007.  The Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $8,198 in prior years’ unrecognized tax benefits by the end of the first quarter 2013.

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the three months ended March 31, 2012 and 2011.

The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2012.  The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $66,718 and $65,721 at March 31, 2012 and December 31, 2011, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $184,009 and $161,026 at March 31, 2012 and December 31, 2011, respectively.  The fair value gains or losses from these contracts are recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company has short-term silver forward contracts with notional amounts of 375,000 troy ounces at March 31, 2012.  The notional amount of short-term silver contracts was 340,000 troy ounces at December 31, 2011.  Realized and unrealized gains and losses on these contracts are recognized in earnings.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	March 31, 2012		December 31, 2011
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$579	$413	$801	$531

Not designated as hedging instruments:
Foreign exchange contracts	406	347	726	1,026
Commodity contracts	472	39	1,559	—
Total derivatives	$1,457	$799	$3,086	$1,557

The effects of designated fair value hedges and undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gains (losses)	2012	2011
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$281	$(3,538)
Commodity contracts	Cost of goods sold	(1,753)	(2,877)
Commodity contracts	Other income	—	(12)

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2012	December 31, 2011
Foreign exchange contracts	$414	$912

		Three Months Ended March 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2012	2011
Foreign exchange contracts	Sales	$231	$51
	Cost of goods sold	222	(573)

The Company expects a gain of $414 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of March 31, 2012 measured at fair value on a recurring basis:

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$985	$—	$985	$—
Commodity contracts	472	—	472	—
Total assets	$1,457	$—	$1,457	$—

Liabilities:
Foreign exchange contracts	$760	$—	$760	$—
Commodity contracts	39	—	39	—
Contingent consideration	4,255	—	—	4,255
Deferred compensation	16,361	—	16,361	—
Total liabilities	$21,415	$—	$17,160	$4,255

The following table provides a summary of assets and liabilities as of December 31, 2011 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,527	$—	$1,527	$—
Commodity contracts	1,559	—	1,559	—
Total assets	$3,086	$—	$3,086	$—

Liabilities:
Foreign exchange contracts	$1,557	$—	$1,557	$—
Contingent consideration	4,297	—	—	4,297
Deferred compensation	14,936	—	14,936	—
Total liabilities	$20,790	$—	$16,493	$4,297

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the quarter ended March 31, 2012, there were no transfers between Levels 1, 2 or 3.

In connection with an acquisition, the Company recorded a contingent consideration fair valued at $4,255 as of March 31, 2012, which reflects a $42 decrease in the liability from December 31, 2011.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.  The discounted cash flow utilized weighted average inputs, including a risk based discount rate of 12.3%, determined using discount rates of 3.5% reflective of the Company’s cost of debt and 14.1% as a risk adjusted cost of capital and a compounded annual revenue growth rate of 28.6%, determined using various scenarios with growth rates ranging from 11.1% to 50.0%.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both March 31, 2012 and December 31, 2011.  The fair value of long-term debt at March 31, 2012 and December 31, 2011, including the current portion, was approximately $3,462 and $84,110, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $3,590 and $83,456, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012			2011			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$727,122	100.0%		$599,179	100.0%		$127,943	21.4%
Cost of goods sold	511,857	70.4%		437,741	73.1%		74,116	16.9%
Gross profit	215,265	29.6%		161,438	26.9%		53,827	33.3%
Selling, general & administrative expenses	123,615	17.0%		101,619	17.0%		21,996	21.6%
Rationalization and asset impairment charges	—	—		357	0.1%		(357)	(100.0%	)
Operating income	91,650	12.6%		59,462	9.9%		32,188	54.1%
Interest income	883	0.1%		608	0.1%		275	45.2%
Equity earnings in affiliates	692	0.1%		830	0.1%		(138)	(16.6%	)
Other income	866	0.1%		1,295	0.2%		(429)	(33.1%	)
Interest expense	(1,172)	(0.2%	)	(1,658)	(0.3%	)	486	29.3%
Income before income taxes	92,919	12.8%		60,537	10.1%		32,382	53.5%
Income taxes	28,770	4.0%		13,595	2.3%		15,175	111.6%
Net income including noncontrolling interests	64,149	8.8%		46,942	7.8%		17,207	36.7%
Noncontrolling interests in subsidiaries’ (loss) earnings	(94)	—		32	—		(126)	(393.8%	)
Net income	$64,243	8.8%		$46,910	7.8%		$17,333	36.9%

Net Sales:  Net sales for the first quarter of 2012 increased 21.4% from the first quarter 2011.  The sales increase reflects volume increases of 12.8%, price increases of 3.7%, increases from acquisitions of 5.9% and unfavorable impacts from foreign exchange of 1.0%.  Sales volumes increased because of improved demand levels reflective of expanding industrial economies and modest market gains.  Product pricing increased from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.

Gross Profit:  Gross profit increased 33.3% to $215,265 for the first quarter 2012 compared with $161,438 in the first quarter 2011.  As a percentage of Net sales, Gross profit increased to 29.6% in the first quarter 2012 from 26.9% in the first quarter 2011.  The increase in this percentage was the result of increased product pricing and operating leverage partially offset by rising material costs and lower margins from recent acquisitions.  Foreign currency exchange rates had a $1,797 unfavorable translation impact in the first quarter 2012.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $21,996, or 21.6%, in the first quarter 2012 compared with the first quarter of 2011.  As a percentage of Net sales, SG&A expenses were 17.0% in the first quarter 2012 and 2011.  The increase in SG&A expenses was predominantly due to higher bonus expense of $10,934, increased selling, administrative and research and development expense of $7,015, increased selling, general and administrative expenses from acquisitions of $2,487 and increased legal expenses of $1,557 partially offset by foreign currency translations of $1,020.

Interest Income:  Interest income increased to $883 in the first quarter 2012 from $608 in the first quarter of 2011.  The increase was largely due to a higher average cash balance in the current quarter earning a more favorable rate of interest.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $692 in the first quarter 2012 compared with earnings of $830 in the first quarter of 2011.  The decrease was due to decreases in earnings of $24 in Turkey and $113 in Chile.

Interest Expense:  Interest expense decreased to $1,172 in the first quarter 2012 from $1,658 in the first quarter of 2011 as a result of lower levels of debt in the current period.

Income Taxes:  The Company recognized $28,770 of tax expense on pre-tax income of $92,919, resulting in an effective income tax rate of 31.0% for the three months ended March 31, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The effective income tax rate of 22.5% for the three months ended March 31, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided and a $4,844 favorable adjustment for tax audit settlements.

Net Income:  Net income for the first quarter 2012 was $64,243 compared with Net income of $46,910 in the first quarter of 2011.  Diluted earnings per share for the first quarter 2012 was $0.76 compared with $0.55 in the first quarter of 2011.  Foreign currency exchange rate movements had an unfavorable translation effect of $460 on Net income for the first quarter of 2012.

Segment Results

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2012:

		Change in Net Sales due to:
	Net Sales 2011	Volume	Acquisitions	Price	Foreign Exchange		Net Sales 2012
Operating Segments
North America Welding	$280,757	$63,279	$27,318	$10,840	$(865)		$381,329
Europe Welding	114,208	3,800	8,322	5,362	(5,889)		125,803
Asia Pacific Welding	87,560	382	—	1,891	2,730		92,563
South America Welding	34,073	3,593	—	3,058	(886)		39,838
The Harris Products Group	82,581	5,378	—	770	(1,140)		87,589
Consolidated	$599,179	$76,432	$35,640	$21,921	$(6,050)		$727,122

% Change
North America Welding		22.5%	9.7%	3.9%	(0.3%	)	35.8%
Europe Welding		3.3%	7.3%	4.7%	(5.2%	)	10.2%
Asia Pacific Welding		0.4%	—	2.2%	3.1%		5.7%
South America Welding		10.5%	—	9.0%	(2.6%	)	16.9%
The Harris Products Group		6.5%	—	0.9%	(1.4%	)	6.1%
Consolidated		12.8%	5.9%	3.7%	(1.0%	)	21.4%

Net Sales:  Net sales volumes for the first quarter of 2012 increased for all operating segments because of improved demand levels reflective of expanding industrial economies.  Product pricing increased for all operating segments from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing increased in The Harris Products Group segment primarily as a result of the pass-through effect of higher commodity costs, particularly silver and copper, over the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments, except for the Asia Pacific Welding segment, decreased due to a stronger U.S. dollar.  The Asia Pacific Welding segment increased largely due to a stronger Chinese renminbi and Australian dollar, partially offset by a weaker Indian rupee.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended March 31, 2012 by segment compared with the comparable period in 2011:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
North America Welding:
Net sales	$381,329	$280,757	100,572	35.8%
Inter-segment sales	33,542	35,127	(1,585)	(4.5%	)
Total Sales	$414,871	$315,884	98,987	31.3%

EBIT, as adjusted	$69,519	$46,636	22,883	49.1%
As a percent of total sales	16.8%	14.8%		2.0%

Europe Welding:
Net sales	$125,803	$114,208	11,595	10.2%
Inter-segment sales	4,451	3,835	616	16.1%
Total Sales	$130,254	$118,043	12,211	10.3%

EBIT, as adjusted	$12,811	$5,912	6,899	116.7%
As a percent of total sales	9.8%	5.0%		4.8%

Asia Pacific Welding:
Net sales	$92,563	$87,560	5,003	5.7%
Inter-segment sales	3,817	3,213	604	18.8%
Total Sales	$96,380	$90,773	5,607	6.2%

EBIT, as adjusted	$2,573	$126	2,447	1942.1%
As a percent of total sales	2.7%	0.1%		2.6%

South America Welding:
Net sales	$39,838	$34,073	5,765	16.9%
Inter-segment sales	—	—	—	—
Total Sales	$39,838	$34,073	5,765	16.9%

EBIT, as adjusted	$2,905	$2,048	857	41.8%
As a percent of total sales	7.3%	6.0%		1.3%

The Harris Products Group:
Net sales	$87,589	$82,581	5,008	6.1%
Inter-segment sales	2,383	2,233	150	6.7%
Total Sales	$89,972	$84,814	5,158	6.1%

EBIT, as adjusted	$7,153	$6,543	610	9.3%
As a percent of total sales	8.0%	7.7%		0.3%

EBIT, as adjusted, and as a percent of total sales increased for all segments in the three months ended March 31, 2012 as compared with the prior year.  The North America Welding segment growth is primarily due to improved leverage on 22.5% increase in volumes.  The increase at the Europe Welding segment is primarily due to improved leverage on price increases of 4.7%.  The Asia Pacific Welding segment increase represents improved profitability from prior rationalization actions.  The South America Welding segment increase is a result of improved leverage on volume increases of 10.5% and price increases of 9.0%.  The Harris Products Group segment growth is primarily a result of operating leverage on 6.5% increase in volumes.

In the three months ended March 31, 2011, EBIT for the Europe Welding segment was adjusted for special items charges of $358.  Special items in the period consists of $23 in asset impairment charges, $204 in losses on the disposal of fixed assets at rationalized operations and rationalization charges of $131, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009.  EBIT for the Asia

Pacific Welding segment was adjusted for a rationalization gain of $1, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended March 31,
	2012	2011
Operating income as reported	$91,650	$59,462
Special items (pre-tax):
Rationalization and asset impairment charges	—	357
Adjusted operating income	$91,650	$59,819

Special items included in Operating income during the first quarter 2011 include net rationalization and asset impairment charges of $357, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Net income as reported	$64,243	$46,910
Special items (after-tax):
Rationalization and asset impairment charges	—	281
Adjustment for tax audit settlements	—	(4,844)
Adjusted net income	$64,243	$42,347

Diluted earnings per share as reported	$0.76	$0.55
Special items	—	(0.05)
Adjusted diluted earnings per share	$0.76	$0.50

Special items included in Net income for the first quarter 2011 include net after-tax rationalization and asset impairment charges of $281, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for the first quarter of 2011 also include a gain of $4,844 related to a favorable adjustment for tax audit settlements in the North America Welding segment.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2012	2011	Change
Cash provided by operating activities	$79,164	$16,738	$62,426
Cash used by investing activities	(34,253)	(33,242)	(1,011)
Capital expenditures	(12,567)	(15,503)	2,936
Acquisition of businesses, net of cash acquired	(21,896)	(17,881)	(4,015)
Proceeds from sale of property, plant and equipment	210	142	68
Cash used by financing activities	(107,859)	(11,632)	(96,227)
Payments on short-term borrowings, net	(1,881)	(425)	(1,456)
Payments on long-term borrowings, net	(82,117)	(894)	(81,223)
Proceeds from exercise of stock options	7,440	2,864	4,576
Tax benefit from exercise of stock options	2,983	715	2,268
Purchase of shares for treasury	(20,098)	(905)	(19,193)
Cash dividends paid to shareholders	(14,186)	(12,987)	(1,199)
Decrease in Cash and cash equivalents	(60,263)	(24,778)

Cash and cash equivalents decreased 16.7% or $60,263 during the three months ended March 31, 2012 to $300,838 from $361,101 as of December 31, 2011 due predominantly to the Company’s repayment of the $80,000 senior unsecured note.  This compares to a decrease of 6.8% or $24,778 to $341,415 during the three months ended March 31, 2011.

Cash provided by operating activities increased by $62,426 for the three months ended March 31, 2012, compared with the three months ended March 31, 2011.  The increase was predominantly due to lower net operating working capital requirements and increased Net income in the three months ended March 31, 2012, compared with the three months ended March 31, 2011.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 21.4% at March 31, 2012 compared with 21.0% at December 31, 2011 and 22.1% at March 31, 2011.  Days sales in inventory increased to 95.5 days at March 31, 2012 from 92.5 days at December 31, 2011 and decreased from 105.2 days at March 31, 2011.  Accounts receivable days increased to 56.5 days at March 31, 2012 from 53.5 days at December 31, 2011 and decreased from 60.6 days at March 31, 2011.  Average days in accounts payable increased to 40.2 days at March 31, 2012 from 35.1 days at December 31, 2011 and decreased from 49.7 days at March 31, 2011.

Cash used by investing activities for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 increased by $1,011.  This reflects a decrease in capital expenditures of $2,936 in the three months ended March 31, 2012, and an increase in cash used in the acquisition of businesses of $4,015.  The Company anticipates capital expenditures in 2012 to be in the range of $60,000 to $70,000.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company’s continuing international expansion.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities increased by $96,227 to $107,859 in the three months ended March 31, 2012 compared with the comparable period of 2011.  The increase was predominantly due to higher net payments of long-term borrowings of $81,223, due primarily to the Company’s repayment of the $80,000 senior unsecured note and higher purchases of common shares for treasury of $19,193.

The Company’s debt levels decreased from $103,378 at December 31, 2011 to $25,041 at March 31, 2012.  Debt to total invested capital decreased to 1.9% at March 31, 2012 from 8.0% at December 31, 2011.  The decrease was predominantly due to the repayment of the Company’s $80,000 senior unsecured note on March 12, 2012.

In January 2012, the Company paid a cash dividend of $0.17 per share, or $14,186, to shareholders of record on December 31, 2011.

Venezuela — Highly Inflationary Economy

Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  In remeasuring the financial statements the official exchange rate for non-essential goods of 4.30 is used as this is the rate expected to be applicable to dividend repatriations.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $12,015 at March 31, 2012 and $6,826 at December 31, 2011.  The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.

New Accounting Pronouncements

Refer to Note 3 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions

On March 6, 2012, the Company completed the acquisition of Weartech International, Inc. (“Weartech”) for approximately $30,286 in cash and assumed debt.  The preliminary fair value of net assets acquired was $20,246, resulting in goodwill of $10,040.  These values are preliminary and subject to final closing balance sheet and working capital adjustments.  Weartech, based in Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Annual sales for 2011 were approximately $40,000.

On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, “Techalloy”), for approximately $36,900 in cash and assumed debt.  The fair value of net assets acquired was $32,814, resulting in goodwill of $4,086.  Techalloy, based in Baltimore, Maryland, is a manufacturer of nickel alloy and stainless steel welding consumables.  The acquisition added to the Company’s consumables portfolio.  Annual sales for Techalloy at the date of acquisition were approximately $70,000.

On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) (“Torchmate”) for approximately $8,280 in cash.  The fair value of net assets acquired was $2,361, resulting in goodwill of $5,919.  Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems.  The acquisition added to the Company’s plasma and oxy-fuel cutting product offering.  Annual sales for Torchmate at the date of acquisition were approximately $13,000.

On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables (“Severstal”) for approximately $16,861 in cash and assumed debt.  The fair value of net assets acquired was $8,049, resulting in goodwill of $8,812.  Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world’s leading vertically integrated steel and mining companies.  This acquisition expanded the Company’s capacity and distribution channels in Russia and the Commonwealth of Independent States.  Sales for Severstal during 2010 were approximately $40,000.

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) (“Arc Products”) for approximately $3,280 in cash and a contingent consideration liability fair valued at $3,806.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of net assets acquired was $3,613, resulting in goodwill of $3,473.  Arc Products is a manufacturer of orbital welding systems and welding automation components based in Southern California.  Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities.  The acquisition will complement the Company’s ability to serve global customers in the nuclear, power generation and process industries worldwide.  Sales for Arc Products during 2010 were not significant.

Debt

The Company’s $80,000 Series C Note (the “Note”) was repaid on March 12, 2012, at maturity.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on November 18, 2009.  As of March 31, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement, but had letters of credit outstanding totaling $60, which reduced the availability under the Credit Agreement to $149,940.  The Credit Agreement has a three-year term and is scheduled to expire in November 2012 which may be increased, subject to certain conditions, by an additional amount up to $75,000 at any time not later than 180 days prior to the last day of the term.  The Company expects to replace the Credit Agreement prior to its expiration in November 2012, although there can be no assurances that the Company can replace the Credit Agreement or that satisfactory terms will be reached.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of March 31, 2012.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $328 and $410 in the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, the deferred gain was fully amortized.  The weighted average effective interest rate on the Note, net of the impact of swaps, was 4.1% for the three months ended March 31, 2012.

Pensions

In March 2012, the Company announced a plan to amend a defined benefit plan in the United States to allow participants, including those with deferred vested pension benefits, the option to receive a one-time lump sum payment of their pension benefits.  If the lump sum benefit payments exceed approximately $52,000 in 2012, with a maximum possible payout of $117,000, settlement accounting will be required.  Settlement accounting requires accumulated gains or losses in other comprehensive income to be recognized into Net income based on the proportional reduction of the projected benefit obligation due to the payments.  The Company estimates the pre-tax impact of the settlement accounting to be a loss of up to $44,000, which will be recognized in the fourth quarter 2012.  The actual loss to be recognized will be dependent upon the number of participants electing the lump sum payment option, the actual return on plan assets and various actuarial assumptions, including discount rate, long-term rate of return on assets, compensation increases, retirement age and mortality at the remeasurement date.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2011.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims and health, safety and environmental claims.  Among such proceedings are the cases described below.

At March 31, 2012, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,496  plaintiffs, which is a net decrease of 1,285 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.  Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 40,515 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 603 were decided in favor of the Company following summary judgment motions.  In the quarter ending March 31, 2012 defense verdicts were entered in two such cases in Common Pleas Court in Philadelphia, Pennsylvania.

At March 31, 2012, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 678 plaintiffs, which is a net decrease of 128 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  At March 31, 2012, cases involving 89 claimants were filed in or transferred to federal court where the Judicial Panel on Multi-district Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 16,161 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal and one of which is on appeal).  In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion.  On January 18, 2012, the Company and 18 co-defendants entered into an agreement with plaintiffs’ counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims provided certain conditions precedent are satisfied.  On April 27, 2012, those conditions precedent were satisfied and the Company fulfilled its obligations under the foregoing agreement.  As a result, dismissals are being entered in substantially all of the manganese cases.

On December 13, 2006, the Company filed a complaint in U.S. District Court (Northern District of Ohio) against Illinois Tool Works, Inc. seeking a declaratory judgment that eight patents owned by the defendant relating to certain inverter power sources have not and are not being infringed and that the subject patents are invalid.  Illinois Tool Works, Inc. filed a motion to dismiss this action, which the Court denied on June 21, 2007.  On September 7, 2007, the Court stayed the litigation, referencing pending reexaminations before the U.S. Patent and Trademark Office.  On June 17, 2008, the Company filed a motion to amend its pleadings in the foregoing matter to include several additional counts, including specific allegations of fraud on the U.S. Patent and Trademark Office with respect to portable professional welding machines and resulting monopoly power in that market.  This litigation is being dismissed following the execution of cross-licenses dated April 4, 2012, in settlement of this dispute.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2012 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 - 31, 2012	—	$—	—	5,121,757
February 1 - 29, 2012	21,400	46.74	21,400	5,100,357
March 1 - 31, 2012	410,984	46.47	410,984	4,689,373

(1)         In October 2003, the Company’s Board of Directors authorized a share repurchase program for up to 30 million shares of the Company’s common shares.  Total shares purchased through the share repurchase programs were 25,310,627 shares at a cost of $370.0 million for a weighted average cost of $14.62 per share through March 31, 2012.

ITEM 6.  EXHIBITS

(a) Exhibits

10.1

Form of Officer Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.2

Form of Director Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
April 30, 2012