Form 10-Q
period 2012-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2012-07-31
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of the registrant’s common shares as of June 30, 2012 was 83,527,825.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)	3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)	4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 4. Mine Safety Disclosures	31
Item 6. Exhibits	31

Signature	32

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

EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Label Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$744,045	$699,293	$1,471,167	$1,298,472
Cost of goods sold	519,048	503,789	1,030,905	941,530
Gross profit	224,997	195,504	440,262	356,942

Selling, general & administrative expenses	127,714	115,546	251,329	217,165
Rationalization and asset impairment charges (gains)	1,258	(75)	1,258	282
Operating income	96,025	80,033	187,675	139,495

Other income (expense):
Interest income	849	661	1,732	1,269
Equity earnings in affiliates	2,006	1,715	2,698	2,545
Other income	403	712	1,269	2,007
Interest expense	(1,126)	(1,627)	(2,298)	(3,285)
Total other income (expense)	2,132	1,461	3,401	2,536

Income before income taxes	98,157	81,494	191,076	142,031
Income taxes	31,792	24,472	60,562	38,067
Net income including noncontrolling interests	66,365	57,022	130,514	103,964
Noncontrolling interests in subsidiaries’ (loss) earnings	46	9	(48)	41
Net income	$66,319	$57,013	$130,562	$103,923

Basic earnings per share	$0.80	$0.69	$1.57	$1.25
Diluted earnings per share	$0.79	$0.68	$1.54	$1.23

Cash dividends declared per share	$0.17	$0.155	$0.34	$0.31

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$66,365	$57,022	$130,514	$103,964
Other comprehensive income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax	(61)	124	(559)	(104)
Defined benefit pension plan activity, net of tax	4,369	3,397	9,215	6,716
Currency translation adjustment	(30,533)	14,289	(4,970)	35,067
Other comprehensive (loss) income, net of tax:	(26,225)	17,810	3,686	41,679
Comprehensive income	40,140	74,832	134,200	145,643
Comprehensive (loss) income attributable to noncontrolling interests	(543)	478	(568)	783
Comprehensive income attributable to shareholders	$40,683	$74,354	$134,768	$144,860

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012	December 31, 2011
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$307,963	$361,101
Accounts receivable (less allowance for doubtful accounts of $6,702 in 2012; $7,079 in 2011)	422,532	386,197
Inventories:
Raw materials	121,512	117,194
Work-in-process	49,228	42,103
Finished goods	229,822	213,941
Total inventory	400,562	373,238

Other current assets	105,283	98,734
Total Current Assets	1,236,340	1,219,270

Property, Plant and Equipment
Land	42,818	42,891
Buildings	333,301	322,626
Machinery and equipment	731,228	724,801
	1,107,347	1,090,318
Less accumulated depreciation	630,869	619,867
Property, Plant and Equipment, Net	476,478	470,451

Non-current assets	309,170	287,055

TOTAL ASSETS	$2,021,988	$1,976,776

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$19,538	$19,922
Trade accounts payable	202,413	176,312
Other current liabilities	236,274	193,312
Current portion of long-term debt	1,195	81,496
Total Current Liabilities	459,420	471,042

Long-Term Liabilities
Long-term debt, less current portion	2,396	1,960
Accrued pensions	195,479	232,175
Other long-term liabilities	83,685	78,357
Total Long-Term Liabilities	281,560	312,492

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	195,094	179,104
Retained earnings	1,586,527	1,484,393
Accumulated other comprehensive loss	(243,675)	(247,881)
Treasury shares	(282,524)	(248,528)
Total Shareholders’ Equity	1,265,280	1,176,946
Noncontrolling interests	15,728	16,296
Total Equity	1,281,008	1,193,242

TOTAL LIABILITIES AND EQUITY	$2,021,988	$1,976,776

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,562	$103,923
Noncontrolling interests in subsidiaries’ (loss) earnings	(48)	41
Net income including noncontrolling interests	130,514	103,964
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Asset impairment charges	—	23
Depreciation and amortization	31,785	31,349
Equity earnings in affiliates, net	(711)	(558)
Deferred income taxes	17,472	10,215
Stock-based compensation	4,465	2,937
Amortization of terminated interest rate swaps	(430)	(926)
Amortization of pension actuarial losses and prior service cost	15,498	10,917
Other non-cash items, net	(1,331)	1,289
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(21,549)	(75,723)
Increase in inventories	(20,702)	(111,727)
(Increase) decrease in other current assets	(10,250)	1,226
Increase in trade accounts payable	16,383	66,037
Increase in other current liabilities	32,734	26,159
Decrease in accrued pensions	(36,857)	(16,544)
Net change in other long-term assets and liabilities	3,865	(3,062)
NET CASH PROVIDED BY OPERATING ACTIVITIES	160,886	45,576

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,247)	(29,370)
Acquisition of businesses, net of cash acquired	(49,335)	(17,881)
Proceeds from sale of property, plant and equipment	338	849
Other investing activities	(1,541)	—
NET CASH USED BY INVESTING ACTIVITIES	(76,785)	(46,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,069	6,666
Payments on short-term borrowings	(1,700)	(5,825)
Amounts due banks, net	(2,428)	(1,084)
Proceeds from long-term borrowings	914	—
Payments on long-term borrowings	(84,224)	(1,243)
Proceeds from exercise of stock options	12,212	6,199
Tax benefit from exercise of stock options	5,454	2,027
Purchase of shares for treasury	(40,138)	(13,309)
Cash dividends paid to shareholders	(28,363)	(26,005)
NET CASH USED BY FINANCING ACTIVITIES	(136,204)	(32,574)

Effect of exchange rate changes on Cash and cash equivalents	(1,035)	5,122
DECREASE IN CASH AND CASH EQUIVALENTS	(53,138)	(28,278)

Cash and cash equivalents at beginning of period	361,101	366,193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,963	$337,915

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Translation of Foreign Currencies

The translation of assets and liabilities originally denominated in foreign currencies into U.S. dollars is for consolidation purposes, and does not necessarily indicate that the Company could realize or settle the reported value of those assets and liabilities in U.S. dollars.  Additionally, such a translation does not necessarily indicate that the Company could return or distribute the reported U.S. dollar value of the net equity of its foreign operations to its shareholders.

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

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $13,407 at June 30, 2012 and $6,826 at December 31, 2011.  The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$66,319	$57,013	$130,562	$103,923
Denominator:
Basic weighted average shares outstanding	83,328	83,037	83,390	83,414
Effect of dilutive securities - Stock options and awards	1,120	1,068	1,137	1,079
Diluted weighted average shares outstanding	84,448	84,105	84,527	84,493
Basic earnings per share	$0.80	$0.69	$1.57	$1.25
Diluted earnings per share	$0.79	$0.68	$1.54	$1.23

For the three months ended June 30, 2012 and 2011, common shares subject to equity-based awards of 45,188 and 486,310, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.  For the six months ended June 30, 2012 and 2011, common shares subject to equity-based awards of 43,211 and 486,260, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

NOTE 4 — ACQUISITIONS

On May 17, 2012, the Company completed the acquisition of Wayne Trail Technologies, Inc. (“Wayne Trail”) for approximately $30,516 in cash, net of acquired cash, and assumed debt.  The preliminary fair value of net assets acquired was $16,072, resulting in goodwill of $14,444.  These values are preliminary and subject to final opening balance sheet adjustments.  Wayne Trail, based in Ft. Loramie, Ohio, is a manufacturer of automated systems and tooling, serving a wide range of applications in the metal processing market.  The acquisition added to the Company’s welding and automated solutions portfolio.  Annual sales for Wayne Trail at the date of acquisition were approximately $50,000.

On March 6, 2012, the Company completed the acquisition of Weartech International, Inc. (“Weartech”) for approximately $29,995 in cash and assumed debt.  The preliminary fair value of net assets acquired was $19,804, resulting in goodwill of $10,191.  These values are preliminary and subject to final opening balance sheet adjustments.  Weartech, based in Anaheim,

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Sales for Weartech during 2011 were approximately $40,000.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended June 30, 2012
Net sales	$416,223	$114,437	$85,433	$37,169	$90,783	$—	$744,045
Inter-segment sales	39,658	4,466	5,076	11	2,353	(51,564)	—
Total	$455,881	$118,903	$90,509	$37,180	$93,136	$(51,564)	$744,045

EBIT, as adjusted	$76,556	$10,991	$4,014	$2,980	$9,041	$(2,509)	$101,073
Special items charge (gain)	77	592	589	1,381	—	—	2,639
EBIT	$76,479	$10,399	$3,425	$1,599	$9,041	$(2,509)	$98,434
Interest income							849
Interest expense							(1,126)
Income before income taxes							$98,157

Three months ended June 30, 2011
Net sales	$321,656	$139,248	$102,721	$37,769	$97,899	$—	$699,293
Inter-segment sales	37,222	6,302	3,397	120	2,017	(49,058)	—
Total	$358,878	$145,550	$106,118	$37,889	$99,916	$(49,058)	$699,293

EBIT, as adjusted	$58,120	$11,073	$1,256	$3,527	$9,197	$(788)	$82,385
Special items charge (gain)	—	34	(109)	—	—	—	(75)
EBIT	$58,120	$11,039	$1,365	$3,527	$9,197	$(788)	$82,460
Interest income							661
Interest expense							(1,627)
Income before income taxes							$81,494

Six months ended June 30, 2012
Net sales	$797,552	$240,240	$177,996	$77,007	$178,372	$—	$1,471,167
Inter-segment sales	73,200	8,917	8,893	11	4,736	(95,757)	—
Total	$870,752	$249,157	$186,889	$77,018	$183,108	$(95,757)	$1,471,167

EBIT, as adjusted	$146,075	$23,802	$6,587	$5,885	$16,194	$(4,262)	$194,281
Special items charge (gain)	77	592	589	1,381	—	—	2,639
EBIT	$145,998	$23,210	$5,998	$4,504	$16,194	$(4,262)	$191,642
Interest income							1,732
Interest expense							(2,298)
Income before income taxes							$191,076

Total assets	$897,248	$453,089	$365,494	$124,093	$200,676	$(18,612)	$2,021,988

Six months ended June 30, 2011
Net sales	$602,413	$253,456	$190,281	$71,842	$180,480	$—	$1,298,472
Inter-segment sales	72,349	10,137	6,610	120	4,250	(93,466)	—
Total	$674,762	$263,593	$196,891	$71,962	$184,730	$(93,466)	$1,298,472

EBIT, as adjusted	$104,756	$16,985	$1,382	$5,575	$15,740	$(109)	$144,329
Special items charge (gain)	—	392	(110)	—	—	—	282
EBIT	$104,756	$16,593	$1,492	$5,575	$15,740	$(109)	$144,047
Interest income							1,269
Interest expense							(3,285)
Income before income taxes							$142,031

Total assets	$678,044	$505,590	$369,181	$119,387	$235,068	$93,796	$2,001,066

In the second quarter of 2012, special items include charges of $77, $592 and $589 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special item represents a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations.

In the second quarter of 2011, special items include net charges of $34 and $94 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment special items also include a gain of $203 on the sale of assets at a rationalized operation.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

In the six months ended June 30, 2012, special items include charges of $77, $592 and $589 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special item represents a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations.

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

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded rationalization charges of $1,258 for the six months ended June 30, 2012 resulting from rationalization plans initiated in 2012.  A description of each plan and the related costs follows:

Australia Plan:

During June 2012, the Company initiated a plan to rationalize its Australian manufacturing operations.  This action is expected to impact 50 employees within the Asia Pacific Welding segment.  During the six months ending June 30, 2012, the Company recorded charges of $589 related to these activities.  Charges represent employee severance and other related costs.  At June 30, 2012, a liability relating to these actions of $594 was recognized in Other current liabilities, which will be substantially paid over the next 12 months.  The Company expects additional charges in the range of $800 to $1,750 to be recorded related to the completion of these activities.

Oceanside-Reno Plan:

During May 2012, the Company initiated a plan to consolidate its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada.  This action is expected to impact 22 employees within the North America Welding segment.  During the six months ending June 30, 2012, the Company recorded charges of $77 related to these activities.  Charges represent employee severance and other related costs.  At June 30, 2012, a liability relating to these actions of $77 was recognized in Other current liabilities, which will be substantially paid over the next 12 months.  The Company expects additional charges in the range of $1,000 to $1,400 to be recorded related to the completion of these activities.

Russia Plan:

During April 2012, the Company initiated a plan to rationalize and consolidate manufacturing facilities in Russia.  This action is expected to impact 225 employees within the Europe Welding segment.  During the six months ending June 30, 2012, the Company recorded charges of $592 related to these activities.  Charges represent employee severance and other related costs.  At June 30, 2012, a liability relating to these actions of $508 was recognized in Other current liabilities, which will be substantially paid over the next 12 months.  The Company expects additional charges in the range of $1,000 to $2,500 to be recorded related to the completion of these activities.

2009 Plans:

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  At June 30, 2012, a liability relating to these actions of $170 was recognized in Other current liabilities.  The Company does not expect any further costs associated with these actions in 2012 as they were substantially completed in 2010 and are expected to be substantially paid by the end of 2012.

The Company continues to evaluate its cost structure, which may result in additional rationalization actions and charges in future periods.  The following table summarizes the activity related to the rationalization liabilities by segment:

	North America Welding	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2011	$—	$173	$—	$82	$255
Payments and other adjustments	—	(87)	5	(82)	(164)
Charged to expense	77	592	589	—	1,258
Balance at June 30, 2012	$77	$678	$594	$—	$1,349

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 30 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and six month periods ended June 30, 2012, the Company purchased an aggregate of 428,300 and 860,684 common shares, respectively, in the open market under this program.  As of June 30, 2012, there remained 4,261,073 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

NOTE 8 — COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income are as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	$13	$(74)	$(61)	$140	$(16)	$124
Defined benefit pension plan activity	7,363	(2,994)	4,369	5,419	(2,022)	3,397
Currency translation adjustment	(30,533)	—	(30,533)	14,289	—	14,289
Total other comprehensive (loss) income	$(23,157)	$(3,068)	$(26,225)	$19,848	$(2,038)	$17,810

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	$(560)	$1	$(559)	$(74)	$(30)	$(104)
Defined benefit pension plan activity	15,053	(5,838)	9,215	11,148	(4,432)	6,716
Currency translation adjustment	(4,970)	—	(4,970)	35,067	—	35,067
Total other comprehensive income	$9,523	$(5,837)	$3,686	$46,141	$(4,462)	$41,679

NOTE 9 - EQUITY

Changes in equity for the six months ended June 30, 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,176,946	$16,296	$1,193,242
Comprehensive income:
Net income (loss)	130,562	(48)	130,514
Other comprehensive income (loss)	4,206	(520)	3,686
Total comprehensive income (loss)	134,768	(568)	134,200

Cash dividends declared - $0.34 per share	(28,429)	—	(28,429)
Issuance of shares under benefit plans	22,133	—	22,133
Purchase of shares for treasury	(40,138)	—	(40,138)
Balance at June 30, 2012	$1,265,280	$15,728	$1,281,008

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

NOTE 10 — INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $78,146 and $78,292 at June 30, 2012 and December 31, 2011, respectively.

NOTE 11 — ACCRUED EMPLOYEE BONUS

“Other current liabilities” at June 30, 2012 and 2011 include accruals for year-end bonuses and related payroll taxes of $73,331 and $58,019, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from June 30, 2011 to June 30, 2012 is due to the increase in profitability of the Company.

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $5,168 as of June 30, 2012 and $11,312 as of December 31, 2011.  The accrual is included in “Other current liabilities.”  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $4,516 as of both June 30, 2012 and December 31, 2011.  The asset is included in “Other current assets.”  The decrease in the accrual for contingent liabilities is primarily due to a payment made in conjunction with the agreement entered into in January 2012 that provides for the dismissal with prejudice of substantially all of the pending manganese claims.

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

The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$15,781	$16,879
Accruals for warranties	5,487	4,978
Settlements	(5,833)	(5,259)
Foreign currency translation	(49)	394
Balance at end of period	$15,386	$16,992

NOTE 14 — DEBT

The Company’s $80,000 Series C Note (the “Note”) was repaid on March 12, 2012 at maturity.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on November 18, 2009.  As of June 30, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a three-year term and is scheduled to expire in November 2012.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of June 30, 2012.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $328 and $824 in the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, the deferred gain was fully amortized.

In July 2012, the Company entered into a new credit agreement (the “2012 Agreement”) for a $300,000 revolving credit facility to be used for general corporate purposes.  The 2012 Agreement amended and restated the Credit Agreement.  The 2012 Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.  The 2012 Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$5,970	$4,326	$10,849	$8,661
Interest cost	10,491	10,983	20,729	21,940
Expected return on plan assets	(14,983)	(14,383)	(29,371)	(28,738)
Amortization of prior service cost	(23)	(16)	(45)	(31)
Amortization of net loss	7,749	5,476	15,543	10,948
Defined benefit plans	9,204	6,386	17,705	12,780
Multi-employer plans	225	241	467	476
Defined contribution plans	2,353	2,137	4,597	4,190
Total pension cost	$11,782	$8,764	$22,769	$17,446

The Company voluntarily contributed $36,000 to its defined benefit plans in the United States during the six months ended June 30, 2012 and expects to contribute up to $60,000 to its defined benefit plans in the United States during 2012.  The

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

amortization of net loss increased in the second quarter of 2012 due to greater actuarial losses during 2011, attributable to a lower discount rate and lower actual return on plan assets compared with the expected return on assets.

NOTE 16 — INCOME TAXES

The Company recognized $60,562 of tax expense on pre-tax income of $191,076, resulting in an effective income tax rate of 31.7% for the six months ended June 30, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The effective income tax rate of 26.8% for the six months ended June 30, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and a tax benefit of $4,844 for tax audit settlements.

The anticipated effective income tax rate for 2012 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of June 30, 2012, the Company had $28,100 of unrecognized tax benefits.  If recognized, approximately $16,876 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.  The Company is currently subject to various U.S. state audits, a Canadian tax audit for 2003 — 2010 and an Indonesian tax audit for 2003 — 2007.  Except as discussed below, the Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $7,904 in prior years’ unrecognized tax benefits by the end of the second quarter 2013.

In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2010, which would disallow the deductibility of intercompany dividends.  These adjustments would increase Canadian federal and provincial tax due by $56,459 plus approximately $14,292 of interest, net of tax, through June 30, 2012.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.

In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by CRA.  This payment, expected to be made in 2012, will affect the Company’s cash flows in the quarter the payment is made.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carryback and carryforward period.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.

The Company believes it will prevail on the merits of the tax position.  In accordance with prescribed recognition and measurement thresholds, no income tax accrual has been made for any uncertain tax positions related to the CRA reassessment.  An unfavorable resolution of this matter could have a material effect on the Company’s financial statements in the quarter in which a judgment is reached.

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the six months ended June 30, 2012 and 2011.

The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2012.  The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $58,189 and $65,721 at June 30, 2012 and December 31, 2011, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $163,270 and $161,026 at June 30, 2012 and December 31, 2011, respectively.  The fair value gains or losses from these contracts are recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company has short-term silver and copper forward contracts with notional amounts of 285,000 troy ounces and 375,000 pounds, respectively, at June 30, 2012.  The notional amount of short-term silver contracts was 340,000 troy ounces at December 31, 2011.  Realized and unrealized gains and losses on these contracts are recognized in earnings.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	June 30, 2012		December 31, 2011
	Other	Other	Other	Other
	Current	Current	Current	Current
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$618	$441	$801	$531

Not designated as hedging instruments:
Foreign exchange contracts	2,029	1,061	726	1,026
Commodity contracts	222	56	1,559	—
Total derivatives	$2,869	$1,558	$3,086	$1,557

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 consisted of the following:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives by hedge designation	Classification of gains (losses)	2012	2011	2012	2011
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$480	$(2,350)	$761	$(5,888)
Commodity contracts	Cost of goods sold	1,659	1,240	(94)	(1,637)
Commodity contracts	Other income	—	—	—	(12)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2012	December 31, 2011
Foreign exchange contracts	$353	$912

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2012	2011	2012	2011
Foreign exchange contracts	Sales	$233	$59	$464	$110
	Cost of goods sold	(169)	(630)	53	(1,203)

The Company expects a gain of $353 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3                    Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of June 30, 2012 measured at fair value on a recurring basis:

Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,647	$—	$2,647	$—
Commodity contracts	222	—	222	—
Total assets	$2,869	$—	$2,869	$—

Liabilities:
Foreign exchange contracts	$1,502	$—	$1,502	$—
Commodity contracts	56	—	56	—
Contingent consideration	4,436	—	—	4,436
Deferred compensation	16,361	—	16,361	—
Total liabilities	$22,355	$—	$17,919	$4,436

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

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the six months ended June 30, 2012, there were no transfers between Levels 1, 2 or 3.

In connection with an acquisition, the Company recorded a contingent consideration fair valued at $4,436 as of June 30, 2012, which reflects a $139 increase in the liability from December 31, 2011.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.  The discounted cash flow utilized weighted average inputs, including a risk based discount rate of 10.2%, determined using discount rates of 3.5% reflective of the Company’s cost of debt and 14.1% as a risk adjusted cost of capital and a compounded annual revenue growth rate of 33.4%, determined using various scenarios with growth rates ranging from 14.6% to 56.9%.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both June 30, 2012 and December 31, 2011.  The fair value of long-term debt at June 30, 2012 and December 31, 2011, including the current portion, was approximately $3,528 and $84,110, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $3,591 and $83,456, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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

General

The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes.  The Company’s product offering also includes computer numeric controlled plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.  In addition, the Company has a leading global position in the brazing and soldering alloys market.

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

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012			2011			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$744,045	100.0%		$699,293	100.0%		$44,752	6.4%
Cost of goods sold	519,048	69.8%		503,789	72.0%		15,259	3.0%
Gross profit	224,997	30.2%		195,504	28.0%		29,493	15.1%
Selling, general & administrative expenses	127,714	17.2%		115,546	16.5%		12,168	10.5%
Rationalization and asset impairment charges	1,258	—		(75)	—		1,333	1777.3%
Operating income	96,025	12.9%		80,033	11.4%		15,992	20.0%
Interest income	849	0.1%		661	0.1%		188	28.4%
Equity earnings in affiliates	2,006	0.3%		1,715	0.2%		291	17.0%
Other income	403	0.1%		712	0.1%		(309)	(43.4%	)
Interest expense	(1,126)	(0.2%	)	(1,627)	(0.2%	)	501	30.8%
Income before income taxes	98,157	13.2%		81,494	11.7%		16,663	20.4%
Income taxes	31,792	4.3%		24,472	3.5%		7,320	29.9%
Net income including noncontrolling interests	66,365	8.9%		57,022	8.2%		9,343	16.4%
Noncontrolling interests in subsidiaries’ (loss) earnings	46	—		9	—		37	411.1%
Net income	$66,319	8.9%		$57,013	8.2%		$9,306	16.3%

Net Sales:  Net sales for the second quarter of 2012 increased 6.4% from the second quarter 2011.  The sales increase reflects volume increases of 2.1%, price increases of 1.6%, increases from acquisitions of 6.3% and unfavorable impacts from foreign exchange of 3.6%.  Sales volumes increased because of growth in the North American markets offset by softening demand in international markets.  Product pricing increased from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.

Gross Profit:  Gross profit increased 15.1% to $224,997 for the second quarter 2012 compared with $195,504 in the second quarter 2011.  As a percentage of Net sales, Gross profit increased to 30.2% in the second quarter 2012 from 28.0% in the second quarter 2011.  The increase was the result of increased product pricing and operating leverage partially offset by lower margins from recent acquisitions.  In the second quarter 2012, the Company recorded charges of $1,439 related to the initial accounting for recent acquisitions, charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations, and income of $1,404 related to a favorable change in the LIFO reserve.  Foreign currency exchange rates had a $5,994 unfavorable translation impact in the second quarter 2012.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $12,168, or 10.5%, in the second quarter 2012 compared with the second quarter of 2011.  As a percentage of Net sales, SG&A expenses were 17.2% and 16.5% in the second quarter 2012 and 2011, respectively.  The increase in SG&A expenses was predominantly due to increased selling, general and administrative expenses from acquisitions of $4,448, higher bonus expense of $3,874, higher general and administrative spending primarily related to additional employee compensation costs of $3,083 and increased legal expenses of $1,541 partially offset by foreign currency translations of $4,040.

Interest Income:  Interest income increased to $849 in the second quarter 2012 from $661 in the second quarter of 2011.  The increase was largely due to a higher average cash balance in the second quarter 2012 and international entities earning more favorable interest rates.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $2,006 in the second quarter 2012 compared with earnings of $1,715 in the second quarter of 2011.  The increase was due to an increase in earnings of $433 in Turkey partially offset by a decrease in earnings of $142 in Chile.

Interest Expense:  Interest expense decreased to $1,126 in the second quarter 2012 from $1,627 in the second quarter of 2011 as a result of lower levels of debt in the current period.

Income Taxes:  The Company recognized $31,792 of tax expense on pre-tax income of $98,157, resulting in an effective income tax rate of 32.4% for the three months ended June 30, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The effective income tax rate of 30.0% for the three months ended June 30, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions.

Net Income:  Net income for the second quarter 2012 was $66,319 compared with Net income of $57,013 in the second quarter of 2011.  Diluted earnings per share for the second quarter 2012 were $0.79 compared with $0.68 in the second quarter of 2011.  Foreign currency exchange rate movements had an unfavorable translation effect of $1,292 on Net income for the second quarter of 2012.

Segment Results

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended June 30, 2012:

		Change in Net Sales due to:
	Net Sales						Foreign		Net Sales
	2011	Volume		Acquisitions	Price		Exchange		2012
Operating Segments
North America Welding	$321,656	$42,862		$44,239	$10,945		$(3,479)		$416,223
Europe Welding	139,248	(12,681)		—	2,394		(14,524)		114,437
Asia Pacific Welding	102,721	(17,544)		—	1,219		(963)		85,433
South America Welding	37,769	(1,940)		—	4,518		(3,178)		37,169
The Harris Products Group	97,899	3,923		—	(7,681)		(3,358)		90,783
Consolidated	$699,293	$14,620		$44,239	$11,395		$(25,502)		$744,045

% Change
North America Welding		13.3%		13.8%	3.4%		(1.1%	)	29.4%
Europe Welding		(9.1%	)	—	1.7%		(10.4%	)	(17.8%	)
Asia Pacific Welding		(17.1%	)	—	1.2%		(0.9%	)	(16.8%	)
South America Welding		(5.1%	)	—	12.0%		(8.4%	)	(1.6%	)
The Harris Products Group		4.0%		—	(7.8%	)	(3.4%	)	(7.3%	)
Consolidated		2.1%		6.3%	1.6%		(3.6%	)	6.4%

Net Sales:  Net sales volumes for the second quarter of 2012 increased for the North America Welding and The Harris Products Group segments because of growth within the domestic markets.  Volume decreases for the Europe Welding, Asia Pacific Welding and South America Welding segments is the result of softening demand in international markets.  Product pricing increased for all operating segments from prior year levels, except for The Harris Products Group segment, due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended June 30, 2012 by segment compared with the comparable period in 2011:

	Three Months Ended
	June 30,
	2012	2011	$ Change	% Change
North America Welding:
Net sales	$416,223	$321,656	94,567	29.4%
Inter-segment sales	39,658	37,222	2,436	6.5%
Total Sales	$455,881	$358,878	97,003	27.0%

EBIT, as adjusted	$76,556	$58,120	18,436	31.7%
As a percent of total sales	16.8%	16.2%		0.6%

Europe Welding:
Net sales	$114,437	$139,248	(24,811)	(17.8%	)
Inter-segment sales	4,466	6,302	(1,836)	(29.1%	)
Total Sales	$118,903	$145,550	(26,647)	(18.3%	)

EBIT, as adjusted	$10,991	$11,073	(82)	(0.7%	)
As a percent of total sales	9.2%	7.6%		1.6%

Asia Pacific Welding:
Net sales	$85,433	$102,721	(17,288)	(16.8%	)
Inter-segment sales	5,076	3,397	1,679	49.4%
Total Sales	$90,509	$106,118	(15,609)	(14.7%	)

EBIT, as adjusted	$4,014	$1,256	2,758	219.6%
As a percent of total sales	4.4%	1.2%		3.2%

South America Welding:
Net sales	$37,169	$37,769	(600)	(1.6%	)
Inter-segment sales	11	120	(109)	(90.8%	)
Total Sales	$37,180	$37,889	(709)	(1.9%	)

EBIT, as adjusted	$2,980	$3,527	(547)	(15.5%	)
As a percent of total sales	8.0%	9.3%		(1.3%	)

The Harris Products Group:
Net sales	$90,783	$97,899	(7,116)	(7.3%	)
Inter-segment sales	2,353	2,017	336	16.7%
Total Sales	$93,136	$99,916	(6,780)	(6.8%	)

EBIT, as adjusted	$9,041	$9,197	(156)	(1.7%	)
As a percent of total sales	9.7%	9.2%		0.5%

EBIT, as adjusted, as a percent of total sales increased for all segments, except for the South America Welding segment, in the three months ended June 30, 2012 as compared with the comparable period in the prior year.  The North America Welding segment growth is primarily due to improved leverage on a 13.3% increase in volumes.  The increase at the Europe Welding segment is primarily due to improved leverage on price increases of 1.7%.  The Asia Pacific Welding segment increase represents improved profitability in Australia from stronger sales volumes and lower operating costs.  The South America Welding segment decrease is a result of increases in cost in excess of pricing increases.  The Harris Products Group segment growth is primarily a result of improved product mix on machine sales volume.

In the three months ended June 30, 2012, EBIT for the North America Welding, Europe Welding and Asia Pacific Welding segments were adjusted for special item charges of $77, $592 and $589, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment EBIT was adjusted for a special item charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations.

In the three months ended June 30, 2011, EBIT for the Europe Welding and Asia Pacific Welding segments were adjusted for special items net charges of $34 and net gains of $109, respectively.  The Europe Welding segment special items include net charges of $34 for rationalization actions primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment special items include net charges of $94 for rationalization actions primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and a gain of $203 on the sale of assets at a rationalized operation.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012			2011			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$1,471,167	100.0%		$1,298,472	100.0%		$172,695	13.3%
Cost of goods sold	1,030,905	70.1%		941,530	72.5%		89,375	9.5%
Gross profit	440,262	29.9%		356,942	27.5%		83,320	23.3%
Selling, general & administrative expenses	251,329	17.1%		217,165	16.7%		34,164	15.7%
Rationalization and asset impairment charges	1,258	0.1%		282	—		976	346.1%
Operating income	187,675	12.8%		139,495	10.7%		48,180	34.5%
Interest income	1,732	0.1%		1,269	0.1%		463	36.5%
Equity earnings in affiliates	2,698	0.2%		2,545	0.2%		153	6.0%
Other income	1,269	0.1%		2,007	0.2%		(738)	(36.8%	)
Interest expense	(2,298)	(0.2%	)	(3,285)	(0.3%	)	987	30.0%
Income before income taxes	191,076	13.0%		142,031	10.9%		49,045	34.5%
Income taxes	60,562	4.1%		38,067	2.9%		22,495	59.1%
Net income including noncontrolling interests	130,514	8.9%		103,964	8.0%		26,550	25.5%
Noncontrolling interests in subsidiaries’ (loss) earnings	(48)	—		41	—		(89)	(217.1%	)
Net income	$130,562	8.9%		$103,923	8.0%		$26,639	25.6%

Net Sales:  Net sales for the six months ended June 30, 2012 increased 13.3% from the comparable period in 2011.  The sales increase reflects volume increases of 7.0%, price increases of 2.6%, increases from acquisitions of 6.2% and unfavorable impacts from foreign exchange of 2.4%.  Sales volumes increased because of growth in the North and South American markets offset by softening demand in the remaining international markets.  Product pricing increased from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.

Gross Profit:  Gross profit increased 23.3% to $440,262 for the six months ended June 30, 2012 compared with $356,942 in the comparable period in 2011.  As a percentage of Net sales, Gross profit increased to 29.9% in the six months ended June 30, 2012 from 27.5% in the comparable period in 2011.  The increase was the result of increased product pricing, operating leverage and favorable regional mix partially offset by rising material costs and lower margins from recent acquisitions.  In the current period, the Company recorded charges of $1,439 related to the initial accounting for recent acquisitions and charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations.  Foreign currency exchange rates had a $7,791 unfavorable translation impact in the six months ended June 30, 2012.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $34,164, or 15.7%, in the six months ended June 30, 2012 compared with the comparable period in 2011.  As a percentage of Net sales, SG&A expenses were 17.1% and 16.7% in the six months ended June 30, 2012 and 2011, respectively.  The increase in SG&A expenses was predominantly due to higher bonus expense of $14,808, increased selling, general and administrative expenses from acquisitions of $6,935, higher general and administrative spending primarily related to additional employee compensation costs of $6,020 and increased legal expenses of $3,098 partially offset by foreign currency translations of $5,060.

Interest Income:  Interest income increased to $1,732 in the six months ended June 30, 2012 from $1,269 in the comparable period in 2011.  The increase was largely due to international entities earning more favorable interest rates.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $2,698 in the six months ended June 30, 2012 compared with earnings of $2,545 in the comparable period in 2011.  The increase was due to an increase in earnings of $409 in Turkey partially offset by a decrease in earnings of $256 in Chile.

Interest Expense:  Interest expense decreased to $2,298 in the six months ended June 30, 2012 from $3,285 in the comparable period in 2011 as a result of lower levels of debt in the first six months of 2012.

Income Taxes:  The Company recognized $60,562 of tax expense on pre-tax income of $191,076, resulting in an effective income tax rate of 31.7% for the six months ended June 30, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The effective income tax rate of 26.8% for the six months ended June 30, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and a $4,844 favorable adjustment for tax audit settlements.

Net Income:  Net income for the six months ended June 30, 2012 was $130,562 compared with Net income of $103,923 in the six months ended June 30, 2011.  Diluted earnings per share for the six months ended June 30, 2012 was $1.54 compared with $1.23 in the comparable period in 2011.  Foreign currency exchange rate movements had an unfavorable translation effect of $1,751 on Net income for the six months ended June 30, 2012.

Segment Results

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the six months ended June 30, 2012:

		Change in Net Sales due to:
	Net Sales						Foreign		Net Sales
	2011	Volume		Acquisitions	Price		Exchange		2012
Operating Segments
North America Welding	$602,413	$106,141		$71,557	$21,785		$(4,344)		$797,552
Europe Welding	253,456	(8,881)		8,322	7,756		(20,413)		240,240
Asia Pacific Welding	190,281	(17,162)		—	3,110		1,767		177,996
South America Welding	71,842	1,653		—	7,576		(4,064)		77,007
The Harris Products Group	180,480	9,301		—	(6,911)		(4,498)		178,372
Consolidated	$1,298,472	$91,052		$79,879	$33,316		$(31,552)		$1,471,167

% Change
North America Welding		17.6%		11.9%	3.6%		(0.7%	)	32.4%
Europe Welding		(3.5%	)	3.3%	3.1%		(8.1%	)	(5.2%	)
Asia Pacific Welding		(9.0%	)	—	1.6%		0.9%		(6.5%	)
South America Welding		2.3%		—	10.5%		(5.7%	)	7.2%
The Harris Products Group		5.2%		—	(3.8%	)	(2.5%	)	(1.2%	)
Consolidated		7.0%		6.2%	2.6%		(2.4%	)	13.3%

Net Sales:  Net sales volumes for the six months ended June 30, 2012 increased for the North America Welding, South America Welding and The Harris Products Group segments because of growth within the domestic markets, expanding industrial economies and modest market share gains.  Volume decreases for the Europe Welding and Asia Pacific Welding segments are the result of softening demand in international markets.  Product pricing increased for all operating segments from prior year levels, except for The Harris Products Group segment, due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments, except for the Asia Pacific Welding segment, decreased due to a stronger U.S. dollar.  Net sales for the Asia Pacific Welding segment increased largely due to a stronger Chinese renminbi and Indian rupee.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the six months ended June 30, 2012 by segment compared with the comparable period in 2011:

	Six Months Ended
	June 30,
	2012	2011	$ Change	% Change
North America Welding:
Net sales	$797,552	$602,413	195,139	32.4%
Inter-segment sales	73,200	72,349	851	1.2%
Total Sales	$870,752	$674,762	195,990	29.0%

EBIT, as adjusted	$146,075	$104,756	41,319	39.4%
As a percent of total sales	16.8%	15.5%		1.3%

Europe Welding:
Net sales	$240,240	$253,456	(13,216)	(5.2%	)
Inter-segment sales	8,917	10,137	(1,220)	(12.0%	)
Total Sales	$249,157	$263,593	(14,436)	(5.5%	)

EBIT, as adjusted	$23,802	$16,985	6,817	40.1%
As a percent of total sales	9.6%	6.4%		3.2%

Asia Pacific Welding:
Net sales	$177,996	$190,281	(12,285)	(6.5%	)
Inter-segment sales	8,893	6,610	2,283	34.5%
Total Sales	$186,889	$196,891	(10,002)	(5.1%	)

EBIT, as adjusted	$6,587	$1,382	5,205	376.6%
As a percent of total sales	3.5%	0.7%		2.8%

South America Welding:
Net sales	$77,007	$71,842	5,165	7.2%
Inter-segment sales	11	120	(109)	(90.8%	)
Total Sales	$77,018	$71,962	5,056	7.0%

EBIT, as adjusted	$5,885	$5,575	310	5.6%
As a percent of total sales	7.6%	7.7%		(0.1%	)

The Harris Products Group:
Net sales	$178,372	$180,480	(2,108)	(1.2%	)
Inter-segment sales	4,736	4,250	486	11.4%
Total Sales	$183,108	$184,730	(1,622)	(0.9%	)

EBIT, as adjusted	$16,194	$15,740	454	2.9%
As a percent of total sales	8.8%	8.5%		0.3%

EBIT, as adjusted, as a percent of total sales increased for all segments, except for the South America Welding segment, in the six months ended June 30, 2012 as compared with the comparable period of the prior year.  The North America Welding segment growth is primarily due to improved leverage on a 17.6% increase in volumes and price increases of 3.6%.  The increase at the Europe Welding segment is primarily due to improved leverage on price increases of 3.1%.  The Asia Pacific Welding segment increase represents improved product mix and improved profitability in Australia from stronger sales volumes and lower operating costs.  The South America Welding segment decrease is a result of increases in cost in excess of pricing increases.  The Harris Products Group segment growth is primarily a result of improved product mix on machine sales volume.

In the six months ended June 30, 2012, EBIT for the North America Welding, Europe Welding and Asia Pacific Welding segments were adjusted for special item charges of $77, $592 and $589, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment EBIT was adjusted for a special item charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations.

In the six months ended June 30, 2011, EBIT for the Europe Welding and Asia Pacific Welding segments were adjusted for special items net charges of $392 and net gains of $110, respectively.  The Europe Welding segment special items include net charges of $188 for rationalization actions primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and a charge of $204 on the sale of assets at a rationalized operation.  The Asia Pacific Welding segment special items include net charges of $93 for rationalization actions primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and a gain of $203 on the sale of assets at a rationalized operation.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income as reported	$96,025	$80,033	$187,675	$139,495
Special items (pre-tax):
Rationalization and asset impairment charges (gains)	1,258	(75)	1,258	282
Venezuelan statutory severance obligation	1,381	—	1,381	—
Adjusted operating income	$98,664	$79,958	$190,314	$139,777

Special items included in Operating income during the three and six month periods ended June 30, 2012 include rationalization charges of $1,258 primarily related employee severance and other costs associated with the consolidation of manufacturing operations in the North America Welding, Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2012.  Special items also include a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.

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

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income as reported	$66,319	$57,013	$130,562	$103,923
Special items (after-tax):
Rationalization and asset impairment charges (gains)	915	(44)	915	237
Venezuelan statutory severance obligation	906	—	906	—
Adjustment for tax audit settlements	—	—	—	(4,844)
Adjusted net income	$68,140	$56,969	$132,383	$99,316

Diluted earnings per share as reported	$0.79	$0.68	$1.54	$1.23
Special items	0.02	—	0.03	(0.05)
Adjusted diluted earnings per share	$0.81	$0.68	$1.57	$1.18

Special items included in Net income during the three and six month periods ended June 30, 2012 include rationalization charges of $915 primarily related employee severance and other costs associated with the consolidation of manufacturing operations in the North America Welding, Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2012.  Special items also include a charge of $906, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2012	2011	Change
Cash provided by operating activities	$160,886	$45,576	$115,310
Cash used by investing activities	(76,785)	(46,402)	(30,383)
Capital expenditures	(26,247)	(29,370)	3,123
Acquisition of businesses, net of cash acquired	(49,335)	(17,881)	(31,454)
Proceeds from sale of property, plant and equipment	338	849	(511)
Other investing activities	(1,541)	—	(1,541)
Cash used by financing activities	(136,204)	(32,574)	(103,630)
Payments on short-term borrowings, net	(2,059)	(243)	(1,816)
Payments on long-term borrowings, net	(83,310)	(1,243)	(82,067)
Proceeds from exercise of stock options	12,212	6,199	6,013
Tax benefit from exercise of stock options	5,454	2,027	3,427
Purchase of shares for treasury	(40,138)	(13,309)	(26,829)
Cash dividends paid to shareholders	(28,363)	(26,005)	(2,358)
Decrease in Cash and cash equivalents	(53,138)	(28,278)

Cash and cash equivalents decreased 14.7% or $53,138 during the six months ended June 30, 2012 to $307,963 from $361,101 as of December 31, 2011. This decrease was predominantly due to the Company’s repayment of the $80,000 senior unsecured note at maturity, cash used in the acquisition of businesses of $49,335 and purchases of common shares for treasury of $40,138 offset by favorable cash provided by operating activities. This compares to a decrease of 7.7% or $28,278 to $337,915 during the six months ended June 30, 2011.

Cash provided by operating activities increased by $115,310 for the six months ended June 30, 2012, compared with the six months ended June 30, 2011.  The increase was predominantly due to lower net operating working capital requirements and increased Net income in the six months ended June 30, 2012, compared with the six months ended June 30, 2011.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, decreased to 20.9% at June 30, 2012 compared with 21.0% at December 31, 2011 and 21.8% at June 30, 2011.  Days sales in inventory increased to 95.6 days at June 30, 2012 from 92.5 days at December 31, 2011 and decreased from 102.2 days at June 30, 2011.  Accounts receivable days increased to 54.0 days at June 30, 2012 from 53.5 days at December 31, 2011 and decreased from 56.2 days at June 30, 2011.  Average days in accounts payable increased to 39.3 days at June 30, 2012 from 35.1 days at December 31, 2011 and decreased from 45.3 days at June 30, 2011.

Cash used by investing activities for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 increased by $30,383.  The increase is predominantly due to an increase in cash used in the acquisition of businesses of $31,454 in the six months ended June 30, 2012.  The Company anticipates capital expenditures in 2012 to be in the range of $60,000 to $70,000.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company’s continuing international expansion.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities increased by $103,630 to $136,204 in the six months ended June 30, 2012 compared with the comparable period in 2011.  The increase was predominantly due to higher net payments of long-term borrowings of $82,067, due primarily to the Company’s repayment of the $80,000 senior unsecured note and higher purchases of common shares for treasury of $26,829.

The Company’s debt levels decreased from $103,378 at December 31, 2011 to $23,129 at June 30, 2012.  Debt to total invested capital decreased to 1.8% at June 30, 2012 from 8.0% at December 31, 2011.  The decrease was predominantly due to the repayment of the Company’s $80,000 senior unsecured note on March 12, 2012.

In April 2012, the Company paid a cash dividend of $0.17 per share, or $14,176, to shareholders of record on March 31, 2012.

Canada — Notice of Reassessment

As discussed in Note 16 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2010, which would disallow the deductibility of intercompany dividends.  These adjustments would increase Canadian federal and provincial tax due by $56,459 plus approximately $14,292 of interest, net of tax, through June 30, 2012.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.  In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by CRA.  This payment, expected to be made in 2012, will affect the Company’s cash flows in the quarter the payment is made.  Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.

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

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $13,407 at June 30, 2012 and $6,826 at December 31, 2011.  The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.

New Accounting Pronouncements

Refer to Note 3 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions

On May 17, 2012, the Company completed the acquisition of Wayne Trail Technologies, Inc. (“Wayne Trail”) for approximately $30,516 in cash, net of acquired cash,  and assumed debt.  The preliminary fair value of net assets acquired was $16,072, resulting in goodwill of $14,444.  These values are preliminary and subject to final opening balance sheet adjustments.  Wayne Trail, based in Ft. Loramie, Ohio, is a manufacturer of automated systems and tooling, serving a wide range of applications in the metal processing market.  The acquisition added to the Company’s welding and automated solutions portfolio.  Annual sales for Wayne Trail at the date of acquisition were approximately $50,000.

On March 6, 2012, the Company completed the acquisition of Weartech International, Inc. (“Weartech”) for approximately $29,995 in cash and assumed debt.  The preliminary fair value of net assets acquired was $19,804, resulting in goodwill of $10,191.  These values are preliminary and subject to final opening balance sheet adjustments.  Weartech, based in

Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Sales for Weartech during 2011 were approximately $40,000.

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

Debt

The Company’s $80,000 Series C Note (the “Note”) was repaid on March 12, 2012, at maturity.  The Company has a line of credit totaling $150,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on November 18, 2009.  As of June 30, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a three-year term and is scheduled to expire in November 2012.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of June 30, 2012.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $328 and $824 in the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, the deferred gain was fully amortized.

In July 2012, the Company entered into a new credit agreement (the “2012 Agreement”) for a $300,000 revolving credit facility to be used for general corporate purposes.  The 2012 Agreement amended and restated the Credit Agreement.  The 2012 Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.  The 2012 Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.

Pensions

In March 2012, the Company announced a plan to amend a defined benefit plan in the United States to allow participants, including those with deferred vested pension benefits, the option to receive a one-time lump sum payment of their pension benefits.  The deadline for election of the lump sum payment is August 31, 2012.  If the lump sum benefit payments exceed approximately $52,000 in 2012 settlement accounting will be required. The maximum possible lump sum payout is estimated to be approximately $100,000.  Settlement accounting requires accumulated gains or losses in other comprehensive income to be recognized into Net income based on the proportional reduction of the projected benefit obligation due to the payments.  The Company estimates the pre-tax impact of the settlement accounting to be a loss of up to

$38,000. This loss will be recognized in the fourth quarter 2012 when the lump sum payments are made.  The actual loss to be recognized will be dependent upon the number of participants electing the lump sum payment option, the actual return on plan assets and various actuarial assumptions, including discount rate, long-term rate of return on assets, compensation increases, retirement age and mortality at the remeasurement date.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; currency exchange and interest rates; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims.  Among such proceedings are the cases described below.

At June 30, 2012, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,140  plaintiffs, which is a net decrease of 356 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.  Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 40,947 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 608 were decided in favor of the Company following summary judgment motions.

At June 30, 2012, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 282 plaintiffs, which is a net decrease of 396 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  At June 30, 2012, cases involving 11 claimants were filed in or transferred to federal court where the Judicial Panel on Multi-district Litigation has consolidated these cases for pretrial proceedings in the Northern District of Ohio.  Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows:

16,557 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal).  In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion.  On January 18, 2012, the Company and 17 co-defendants entered into an agreement with plaintiffs’ counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims provided certain conditions precedent are satisfied.  On April 27, 2012, those conditions precedent were satisfied and the Company fulfilled its obligations under the foregoing agreement.  As a result, dismissals are being entered in substantially all of the manganese cases.

In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2010 which would disallow the deductibility of intercompany dividends.  These adjustments would increase Canadian federal and provincial tax due by $56,459 plus approximately $14,292 of interest, net of tax, through June 30, 2012.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.  In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by CRA.  This payment, expected to be made in 2012, will affect the Company’s cash flows in the quarter the payment is made.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carryback and carryforward period.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.  The Company believes it will prevail on the merits of the tax position.  In accordance with prescribed recognition and measurement thresholds, no income tax accrual has been made for any uncertain tax positions related to the CRA reassessment.  An unfavorable resolution of this matter could have a material effect on the Company’s financial statements in the quarter in which a judgment is reached.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results.

We are subject to changes in the U.S. regulatory environment, which could adversely affect our results of operations, cash flows and financial condition.

Our businesses, results of operations or financial condition could be adversely affected if laws, regulations or standards relating to us, our products or the markets in which we operate are newly implemented or changed.  In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “the Acts”) were signed into law.  The Acts make broad-based changes to the U.S. health care system, which could significantly affect the U.S. economy and our financial results.  While the provisions of the Acts are not expected to have any significant short-term impacts, the long-term potential impacts on our business and the consolidated financial statements are currently uncertain.  We will continue to assess the potential impact.

Argentina’s import controls could adversely impact our revenues and related profits from sales into the country.

In Argentina, recent custom regulations have placed restrictions on imports, resulting in goods needing approval before being imported into the country.  Failure to receive approval on imported goods could significantly impact the Company’s Argentina distribution business and the related intercompany sales and profits.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2012 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2012	—	$—	—	4,689,373
May 1 - 31, 2012	184,300	48.31	184,300	4,505,073
June 1 - 30, 2012	244,000	45.64	244,000	4,261,073

(1)          In October 2003, the Company’s Board of Directors authorized a share repurchase program for up to 30 million shares of the Company’s common shares.  Total shares purchased through the share repurchase programs were 25,738,927 shares at a total cost of $390.1 million for a weighted average cost of $15.15 per share through June 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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
July 31, 2012