Form 10-Q
period 2012-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2012-11-02
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

The number of shares outstanding of the registrant’s common shares as of September 30, 2012 was 83,069,386.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
Item 3. Quantitative and Qualitative Disclosures About Market Risk		31
Item 4. Controls and Procedures		31

PART II. OTHER INFORMATION		31
Item 1. Legal Proceedings		31
Item 1A. Risk Factors		32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		32
Item 4. Mine Safety Disclosures		32
Item 6. Exhibits		33

Signature		34

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$697,552	$701,624	$2,168,719	$2,000,096
Cost of goods sold	484,190	516,172	1,515,095	1,457,702
Gross profit	213,362	185,452	653,624	542,394

Selling, general & administrative expenses	121,602	110,629	372,931	327,794
Rationalization and asset impairment charges (gains)	3,059	—	4,317	282
Operating income	88,701	74,823	276,376	214,318

Other income (expense):
Interest income	916	1,167	2,648	2,436
Equity earnings in affiliates	1,566	1,488	4,264	4,033
Other income	746	147	2,015	2,154
Interest expense	(1,040)	(1,752)	(3,338)	(5,037)
Total other income (expense)	2,188	1,050	5,589	3,586

Income before income taxes	90,889	75,873	281,965	217,904
Income taxes	26,153	20,515	86,715	58,582
Net income including noncontrolling interests	64,736	55,358	195,250	159,322
Noncontrolling interests in subsidiaries’ loss	(29)	(172)	(77)	(131)
Net income	$64,765	$55,530	$195,327	$159,453

Basic earnings per share	$0.78	$0.66	$2.35	$1.90
Diluted earnings per share	$0.77	$0.66	$2.32	$1.88

Cash dividends declared per share	$0.17	$0.155	$0.51	$0.465

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$64,736	$55,358	$195,250	$159,322
Other comprehensive income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax	(5)	1,516	(564)	1,412
Defined benefit pension plan activity, net of tax	4,794	3,388	14,009	10,104
Currency translation adjustment	16,928	(59,045)	11,958	(23,978)
Other comprehensive income (loss), net of tax:	21,717	(54,141)	25,403	(12,462)
Comprehensive income	86,453	1,217	220,653	146,860
Comprehensive income (loss) attributable to noncontrolling interests	179	(684)	(389)	99
Comprehensive income attributable to shareholders	$86,274	$1,901	$221,042	$146,761

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	December 31, 2011
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$340,675	$361,101
Accounts receivable (less allowance for doubtful accounts of $7,425 in 2012; $7,079 in 2011)	391,360	386,197
Inventories:
Raw materials	119,007	117,194
Work-in-process	44,302	42,103
Finished goods	227,639	213,941
Total inventory	390,948	373,238

Other current assets	116,648	98,734
Total Current Assets	1,239,631	1,219,270

Property, Plant and Equipment
Land	43,690	42,891
Buildings	338,521	322,626
Machinery and equipment	730,993	724,801
	1,113,204	1,090,318
Less accumulated depreciation	634,180	619,867
Property, Plant and Equipment, Net	479,024	470,451

Non-current assets	372,867	287,055

TOTAL ASSETS	$2,091,522	$1,976,776

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$18,988	$19,922
Trade accounts payable	186,545	176,312
Other current liabilities	286,663	193,312
Current portion of long-term debt	506	81,496
Total Current Liabilities	492,702	471,042

Long-Term Liabilities
Long-term debt, less current portion	1,680	1,960
Accrued pensions	178,238	232,175
Other long-term liabilities	82,711	78,357
Total Long-Term Liabilities	262,629	312,492

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	197,734	179,104
Retained earnings	1,637,169	1,484,393
Accumulated other comprehensive loss	(222,166)	(247,881)
Treasury shares	(302,311)	(248,528)
Total Shareholders’ Equity	1,320,284	1,176,946
Noncontrolling interests	15,907	16,296
Total Equity	1,336,191	1,193,242

TOTAL LIABILITIES AND EQUITY	$2,091,522	$1,976,776

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,327	$159,453
Noncontrolling interests in subsidiaries’ loss	(77)	(131)
Net income including noncontrolling interests	195,250	159,322
Adjustments to reconcile Net income including noncontrolling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	357	23
Depreciation and amortization	48,220	47,089
Equity earnings in affiliates, net	(1,449)	(1,316)
Deferred income taxes	(288)	4,992
Stock-based compensation	6,711	4,723
Amortization of terminated interest rate swaps	(430)	(1,396)
Amortization of pension actuarial losses and prior service cost	23,248	16,345
Other non-cash items, net	(82)	3,392
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	13,750	(72,287)
Increase in inventories	(6,832)	(98,727)
Increase in other current assets	(12,180)	(8,539)
(Decrease) increase in trade accounts payable	(1,182)	34,988
Increase in other current liabilities	85,593	75,623
Decrease in accrued pensions	(54,472)	(30,490)
Net change in other long-term assets and liabilities	(52,873)	(3,364)
NET CASH PROVIDED BY OPERATING ACTIVITIES	243,341	130,378

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,307)	(50,750)
Acquisition of businesses, net of cash acquired	(52,851)	(62,340)
Proceeds from sale of property, plant and equipment	538	1,003
Other investing activities	(1,541)	—
NET CASH USED BY INVESTING ACTIVITIES	(93,161)	(112,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,291	8,736
Payments on short-term borrowings	(3,813)	(8,412)
Amounts due banks, net	(1,858)	(1,604)
Proceeds from long-term borrowings	914	—
Payments on long-term borrowings	(85,535)	(1,598)
Proceeds from exercise of stock options	12,695	7,211
Tax benefit from exercise of stock options	5,594	2,327
Purchase of shares for treasury	(60,155)	(27,630)
Cash dividends paid to shareholders	(42,510)	(39,001)
NET CASH USED BY FINANCING ACTIVITIES	(172,377)	(59,971)

Effect of exchange rate changes on Cash and cash equivalents	1,771	(3,053)
DECREASE IN CASH AND CASH EQUIVALENTS	(20,426)	(44,733)

Cash and cash equivalents at beginning of period	361,101	366,193
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$340,675	$321,460

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION

As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Venezuela — Highly Inflationary Economy

Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  In remeasuring the financial statements, the official exchange rate for non-essential goods of 4.3 is used as this is the rate expected to be applicable to dividend repatriations.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $21,898 at September 30, 2012 and $6,826 at December 31, 2011.  The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.

NOTE 2 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$64,765	$55,530	$195,327	$159,453
Denominator:
Basic weighted average shares outstanding	82,918	83,613	83,233	83,781
Effect of dilutive securities - Stock options and awards	998	936	1,093	1,045
Diluted weighted average shares outstanding	83,916	84,549	84,326	84,826
Basic earnings per share	$0.78	$0.66	$2.35	$1.90
Diluted earnings per share	$0.77	$0.66	$2.32	$1.88

For the three months ended September 30, 2012 and 2011, common shares subject to equity-based awards of 461,093 and 923,308, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.  For the nine months ended September 30, 2012 and 2011, common shares subject to equity-based

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

awards of 46,678 and 492,166, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

New Accounting Standards to be Adopted:

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  In accordance with this update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2012-02 on the Company’s financial statements.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 4 — ACQUISITIONS

On May 17, 2012, the Company completed the acquisition of Wayne Trail Technologies, Inc. (“Wayne Trail”) for approximately $30,393 in cash, net of acquired cash, and assumed debt.  The preliminary fair value of net assets acquired was $15,323, resulting in goodwill of $15,070.  These values are preliminary and subject to final opening balance sheet adjustments.  Wayne Trail, based in Ft. Loramie, Ohio, is a manufacturer of automated systems and tooling, serving a wide range of applications in the metal processing market.  The acquisition added to the Company’s welding and automated solutions portfolio.  Annual sales for Wayne Trail at the date of acquisition were approximately $50,000.

On March 6, 2012, the Company completed the acquisition of Weartech International, Inc. (“Weartech”) for approximately $29,995 in cash and assumed debt.  The preliminary fair value of net assets acquired was $19,256, resulting in goodwill of $10,739.  These values are preliminary and subject to final opening balance sheet adjustments.  Weartech, based in Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Sales for Weartech during 2011 were approximately $40,000.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended September 30, 2012
Net sales	$390,327	$104,480	$76,263	$44,545	$81,937	$—	$697,552
Inter-segment sales	28,186	3,261	2,748	27	1,869	(36,091)	—
Total	$418,513	$107,741	$79,011	$44,572	$83,806	$(36,091)	$697,552

EBIT, as adjusted	$70,797	$8,515	$2,054	$7,587	$7,739	$(2,620)	$94,072
Special items charge (gain)	477	1,874	708	—	—	—	3,059
EBIT	$70,320	$6,641	$1,346	$7,587	$7,739	$(2,620)	$91,013
Interest income							916
Interest expense							(1,040)
Income before income taxes							$90,889

Three months ended September 30, 2011
Net sales	$345,182	$128,294	$97,790	$44,169	$86,189	$—	$701,624
Inter-segment sales	33,070	3,238	4,111	254	2,485	(43,158)	—
Total	$378,252	$131,532	$101,901	$44,423	$88,674	$(43,158)	$701,624

EBIT, as adjusted	$53,436	$10,282	$1,899	$4,025	$5,010	$1,806	$76,458
Special items charge (gain)	—	—	—	—	—	—	—
EBIT	$53,436	$10,282	$1,899	$4,025	$5,010	$1,806	$76,458
Interest income							1,167
Interest expense							(1,752)
Income before income taxes							$75,873

Nine months ended September 30, 2012
Net sales	$1,187,879	$344,720	$254,259	$121,552	$260,309	$—	$2,168,719
Inter-segment sales	101,386	12,178	11,641	38	6,605	(131,848)	—
Total	$1,289,265	$356,898	$265,900	$121,590	$266,914	$(131,848)	$2,168,719

EBIT, as adjusted	$216,872	$32,317	$8,641	$13,472	$23,933	$(6,882)	$288,353
Special items charge (gain)	554	2,466	1,297	1,381	—	—	5,698
EBIT	$216,318	$29,851	$7,344	$12,091	$23,933	$(6,882)	$282,655
Interest income							2,648
Interest expense							(3,338)
Income before income taxes							$281,965

Total assets	$909,827	$460,586	$358,626	$128,658	$203,536	$30,289	$2,091,522

Nine months ended September 30, 2011
Net sales	$947,594	$381,750	$288,072	$116,011	$266,669	$—	$2,000,096
Inter-segment sales	105,419	13,375	10,721	374	6,735	(136,624)	—
Total	$1,053,013	$395,125	$298,793	$116,385	$273,404	$(136,624)	$2,000,096

EBIT, as adjusted	$158,192	$27,267	$3,281	$9,600	$20,750	$1,697	$220,787
Special items charge (gain)	—	392	(110)	—	—	—	282
EBIT	$158,192	$26,875	$3,391	$9,600	$20,750	$1,697	$220,505
Interest income							2,436
Interest expense							(5,037)
Income before income taxes							$217,904

Total assets	$737,538	$453,012	$372,017	$115,638	$210,074	$74,598	$1,962,877

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

In the third quarter of 2012, special items include net charges of $477, $1,914 and $311 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment special items also include a charge of $397 related to asset impairments.

In the nine months ended September 30, 2012, special items include net charges of $554, $2,506 and $900 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment special items also include a charge of $397 related to asset impairments.  The South America Welding segment special item represents a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations.

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

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded rationalization charges of $4,317 for the nine months ended September 30, 2012 resulting from rationalization plans initiated in 2012.  A description of each plan and the related costs follows:

Italy Plan:

During September 2012, the Company initiated a plan to relocate its Italian machine manufacturing operations.  This action is expected to impact 44 employees within the Europe Welding segment.  During the nine months ended September 30, 2012, the Company recorded charges of $1,195 related to these activities.  Charges represent the initial estimate of employee severance and other related costs.  At September 30, 2012, a liability relating to these actions of $1,134 was recognized in Other current liabilities, which will be substantially paid over the next 12 months.  The Company expects additional charges up to $980 to be recorded related to the completion of these activities.

Australia Plan:

During June 2012, the Company initiated a plan to rationalize its Australian manufacturing operations.  This action is expected to impact 50 employees within the Asia Pacific Welding segment.  During the nine months ended September 30, 2012, the Company recorded charges of $1,297 related to these activities.  Activities represent charges of $900 related to employee severance and other related costs and $397 related to asset impairments.  At September 30, 2012, a liability relating to these actions of $696 was recognized in Other current liabilities, which will be substantially paid over the next 12 months.  The Company expects additional charges in the range of $100 to $1,000 to be recorded related to the completion of these activities.

Oceanside-Reno Plan:

During May 2012, the Company initiated a plan to consolidate its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada.  This action is expected to impact 22 employees within the North America Welding segment.  During the nine months ended September 30, 2012, the Company recorded charges of $554 related to these activities.  Charges represent employee severance and other related costs.  At September 30, 2012, a liability relating to these actions of $16 was recognized in Other current liabilities, which will be substantially paid over the next 12 months.  The Company expects additional charges in the range of $440 to $900 to be recorded related to the completion of these activities.

Russia Plan:

During April 2012, the Company initiated a plan to rationalize and consolidate manufacturing facilities in Russia.  This action is expected to impact 225 employees within the Europe Welding segment.  During the nine months ended September 30, 2012, the Company recorded net charges of $1,271 related to these activities.  Activities represent charges of $1,311 related to employee severance and other related costs partially offset by gains of $40 from sale of assets at rationalized operations.  At September 30, 2012, a liability relating to these actions of $798 was recognized in Other current liabilities, which will be substantially paid over the next 12 months.  The Company expects additional charges in the range of $200 to $600 to be recorded related to the completion of these activities.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

2009 Plans:

During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  At September 30, 2012, a liability relating to these actions of $172 was recognized in Other current liabilities.  The Company does not expect any further costs associated with these actions in 2012 as they were substantially completed in 2010 and are expected to be paid by the end of 2012.

The Company continues to evaluate its cost structure, which may result in additional rationalization actions and charges in future periods.  The following table summarizes the activity related to the rationalization liabilities by segment:

	North America Welding	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2011	$—	$173	$—	$82	$255
Payments and other adjustments	(538)	(575)	(204)	(82)	(1,399)
Charged to expense	554	2,506	900	—	3,960
Balance at September 30, 2012	$16	$2,104	$696	$—	$2,816

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM

The Company has a share repurchase program for up to 30 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and nine month periods ended September 30, 2012, the Company purchased an aggregate of 481,300 and 1,341,984 common shares, respectively, in the open market under this program.  As of September 30, 2012, there remained 3,779,773 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

NOTE 8 — COMPREHENSIVE INCOME

The amounts and tax effects allocated to each component of other comprehensive income are as follows:

	Three Months Ended Sept. 30, 2012			Three Months Ended Sept. 30, 2011
	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	$(152)	$147	$(5)	$1,963	$(447)	$1,516
Defined benefit pension plan activity	7,549	(2,755)	4,794	5,634	(2,246)	3,388
Currency translation adjustment	16,928	—	16,928	(59,045)	—	(59,045)
Total other comprehensive income (loss)	$24,325	$(2,608)	$21,717	$(51,448)	$(2,693)	$(54,141)

	Nine Months Ended Sept. 30, 2012			Nine Months Ended Sept. 30, 2011
	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Gross of Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Other comprehensive income:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	$(712)	$148	$(564)	$1,889	$(477)	$1,412
Defined benefit pension plan activity	22,602	(8,593)	14,009	16,782	(6,678)	10,104
Currency translation adjustment	11,958	—	11,958	(23,978)	—	(23,978)
Total other comprehensive income (loss)	$33,848	$(8,445)	$25,403	$(5,307)	$(7,155)	$(12,462)

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 - EQUITY

Changes in equity for the nine months ended September 30, 2012 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$1,176,946	$16,296	$1,193,242
Comprehensive income:
Net income (loss)	195,327	(77)	195,250
Other comprehensive income (loss)	25,715	(312)	25,403
Total comprehensive income (loss)	221,042	(389)	220,653

Cash dividends declared - $0.51 per share	(42,551)	—	(42,551)
Issuance of shares under benefit plans	25,002	—	25,002
Purchase of shares for treasury	(60,155)	—	(60,155)
Balance at September 30, 2012	$1,320,284	$15,907	$1,336,191

Changes in equity for the nine months ended September 30, 2011 are as follows:

	Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$1,133,497	$15,981	$1,149,478
Comprehensive income:
Net income (loss)	159,453	(131)	159,322
Other comprehensive (loss) income	(12,692)	230	(12,462)
Total comprehensive income	146,761	99	146,860

Cash dividends declared - $0.465 per share	(39,109)	—	(39,109)
Issuance of shares under benefit plans	15,471	—	15,471
Purchase of shares for treasury	(27,630)	—	(27,630)
Balance at September 30, 2011	$1,228,990	$16,080	$1,245,070

NOTE 10 — INVENTORY VALUATION

Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $75,867 and $78,292 at September 30, 2012 and December 31, 2011, respectively.

NOTE 11 — ACCRUED EMPLOYEE BONUS

“Other current liabilities” at September 30, 2012 and 2011 include accruals for year-end bonuses and related payroll taxes of $105,685 and $85,134, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from September 30, 2011 to September 30, 2012 is due to the increase in profitability of the Company.

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

The Company’s accrual for contingent liabilities, primarily for product liability claims, was $4,793 as of September 30, 2012 and $11,312 as of December 31, 2011.  The accrual is included in “Other current liabilities.”  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $3,516 as of September 30, 2012 and $4,516 as of December 31, 2011.  The asset is included in “Other current assets.”  The decrease in the accrual for contingent liabilities is primarily due to a payment made in conjunction with the agreement entered into in January 2012 that provides for the dismissal with prejudice of substantially all of the pending manganese claims.  The decrease in the asset for recoveries from insurance carriers reflects the payment of insurance receivables.

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

The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$15,781	$16,879
Accruals for warranties	7,847	7,243
Settlements	(8,283)	(7,909)
Foreign currency translation	52	(184)
Balance at end of period	$15,397	$16,029

NOTE 14 — DEBT

The Company’s $80,000 Series C Note (the “Note”) was repaid on March 12, 2012 at maturity.  The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of September 30, 2012.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $328 and $1,243 in the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, the deferred gain was fully amortized.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$5,426	$4,544	$16,275	$13,205
Interest cost	10,368	11,127	31,097	33,067
Expected return on plan assets	(14,688)	(14,323)	(44,059)	(43,061)
Amortization of prior service cost	(23)	(16)	(68)	(47)
Amortization of net loss	7,773	5,444	23,316	16,392
Defined benefit plans	8,856	6,776	26,561	19,556
Multi-employer plans	223	241	690	717
Defined contribution plans	2,435	2,137	7,032	6,327
Total pension cost	$11,514	$9,154	$34,283	$26,600

The Company voluntarily contributed $53,277 to its defined benefit plans in the United States during the nine months ended September 30, 2012 and expects to contribute up to $60,000 to its defined benefit plans in the United States during 2012.  The amortization of net loss increased due to greater actuarial losses during 2011, attributable to a lower discount rate and lower actual return on plan assets compared with the expected return on assets.

NOTE 16 — INCOME TAXES

The Company recognized $86,715 of tax expense on pre-tax income of $281,965, resulting in an effective income tax rate of 30.8% for the nine months ended September 30, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.

The effective income tax rate of 26.9% for the nine months ended September 30, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and a tax benefit of $4,844 for tax audit settlements.

The anticipated effective income tax rate for 2012 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.

As of September 30, 2012, the Company had $25,720 of unrecognized tax benefits.  If recognized, approximately $15,544 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2008.  The Company is currently subject to various U.S. state audits, a Canadian tax audit for 2003-2010, an Indonesian tax audit for 2003-2007, an Indian tax audit for 2008-2011 and a Venezuelan tax audit for 2011-2012.  Except as discussed below, the Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $5,603 in prior years’ unrecognized tax benefits by the end of the third quarter 2013.

In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of intercompany dividends.  These adjustments would increase Canadian federal and provincial tax due by $60,085 plus approximately $16,584 of interest, net of tax, through September 30, 2012.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

In connection with the litigation process, the Company is required to deposit a pre-determined amount of the tax and interest assessed by the CRA.  In September 2012, a deposit was made and is recorded as a Non-current asset in the amount of $56,181 as of September 30, 2012.  Payment of the balance of the tax and interest assessment is expected to be made in the quarter ending December 31, 2012.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carryback and carryforward periods.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the nine months ended September 30, 2012 and 2011.

The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2012.  The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $44,203 and $65,721 at September 30, 2012 and December 31, 2011, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified to “Cost of goods sold” or “Sales” for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $169,063 and $161,026 at September 30, 2012 and December 31, 2011, respectively.  The fair value gains or losses from these contracts are recognized in “Selling, general and administrative expenses,” offsetting the losses or gains on the exposures being hedged.

The Company has short-term silver and copper forward contracts with notional amounts of 320,000 troy ounces and 375,000 pounds, respectively, at September 30, 2012.  The notional amount of short-term silver contracts was 340,000 troy ounces at December 31, 2011.  Realized and unrealized gains and losses on these contracts are recognized in earnings.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	September 30, 2012		December 31, 2011
	Other	Other	Other	Other
	Current	Current	Current	Current
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$521	$379	$801	$531

Not designated as hedging instruments:
Foreign exchange contracts	384	167	726	1,026
Commodity contracts	5	1,010	1,559	—
Total derivatives	$910	$1,556	$3,086	$1,557

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and nine-month periods ended September 30, 2012 and 2011 consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives by hedge designation	Classification of gain (loss)	2012	2011	2012	2011
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$1,547	$5,645	$2,308	$(243)
Commodity contracts	Cost of goods sold	(2,410)	1,984	(2,504)	347
Commodity contracts	Other income	—	—	—	(12)

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2012	December 31, 2011
Foreign exchange contracts	$348	$912

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2012	2011	2012	2011
Foreign exchange contracts	Sales	$127	$(113)	$591	$(3)
	Cost of goods sold	35	(407)	88	(1,610)

The Company expects a gain of $348 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of September 30, 2012 measured at fair value on a recurring basis:

	Balance as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$905	$—	$905	$—
Commodity contracts	5	—	5	—
Total assets	$910	$—	$910	$—

Liabilities:
Foreign exchange contracts	$546	$—	$546	$—
Commodity contracts	1,010	—	1,010	—
Contingent consideration	4,739	—	—	4,739
Deferred compensation	16,610	—	16,610	—
Total liabilities	$22,905	$—	$18,166	$4,739

The following table provides a summary of assets and liabilities as of December 31, 2011 measured at fair value on a recurring basis:

	Balance as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$1,527	$—	$1,527	$—
Commodity contracts	1,559	—	1,559	—
Total assets	$3,086	$—	$3,086	$—

Liabilities:
Foreign exchange contracts	$1,557	$—	$1,557	$—
Contingent consideration	4,297	—	—	4,297
Deferred compensation	14,936	—	14,936	—
Total liabilities	$20,790	$—	$16,493	$4,297

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the nine months ended September 30, 2012, there were no transfers between Levels 1, 2 or 3.

In connection with an acquisition, the Company recorded a contingent consideration fair valued at $4,739 as of September 30, 2012, which reflects a $442 increase in the liability from December 31, 2011.  The contingent consideration is based upon

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.  The discounted cash flow utilized weighted average inputs, including a risk based discount rate of 9.8% and a compounded annual revenue growth rate of 32.0%.  The discount rate was determined using discount rates of 3.5% reflective of the Company’s cost of debt and 14.1% as a risk adjusted cost of capital and the compounded annual revenue growth rate was determined using various scenarios with growth ranging from remaining relatively flat to growth rates of up to 61.4%.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both September 30, 2012 and December 31, 2011.  The fair value of long-term debt at September 30, 2012 and December 31, 2011, including the current portion, was approximately $2,079 and $84,110, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $2,186 and $83,456, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012			2011			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$697,552	100.0%		$701,624	100.0%		$(4,072)	(0.6%	)
Cost of goods sold	484,190	69.4%		516,172	73.6%		(31,982)	(6.2%	)
Gross profit	213,362	30.6%		185,452	26.4%		27,910	15.0%
Selling, general & administrative expenses	121,602	17.4%		110,629	15.8%		10,973	9.9%
Rationalization and asset impairment charges	3,059	0.4%		—	—		3,059	100.0%
Operating income	88,701	12.7%		74,823	10.7%		13,878	18.5%
Interest income	916	0.1%		1,167	0.2%		(251)	(21.5%	)
Equity earnings in affiliates	1,566	0.2%		1,488	0.2%		78	5.2%
Other income	746	0.1%		147	—		599	407.5%
Interest expense	(1,040)	(0.1%	)	(1,752)	(0.2%	)	712	40.6%
Income before income taxes	90,889	13.0%		75,873	10.8%		15,016	19.8%
Income taxes	26,153	3.7%		20,515	2.9%		5,638	27.5%
Net income including noncontrolling interests	64,736	9.3%		55,358	7.9%		9,378	16.9%
Noncontrolling interests in subsidiaries’ loss	(29)	—		(172)	—		143	83.1%
Net income	$64,765	9.3%		$55,530	7.9%		$9,235	16.6%

Net Sales:  Net sales for the third quarter of 2012 decreased 0.6% from the third quarter 2011.  The sales decrease reflects volume decreases of 2.2%, price increases of 0.8%, increases from acquisitions of 3.8% and unfavorable impacts from foreign exchange of 3.0%.  Sales volumes decreased as a result of softening demand in the international markets offset by growth in the U.S. markets.  Product pricing increased from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.

Gross Profit:  Gross profit increased 15.0% to $213,362 for the third quarter 2012 compared with $185,452 in the third quarter 2011.  As a percentage of Net sales, Gross profit increased to 30.6% in the third quarter 2012 from 26.4% in the third quarter 2011.  The increase was the result of increased product pricing and favorable regional mix partially offset by lower margins from recent acquisitions.  Foreign currency exchange rates had a $4,832 unfavorable translation impact in the third quarter 2012.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $10,973, or 9.9%, in the third quarter 2012 compared with the third quarter of 2011.  As a percentage of Net sales, SG&A expenses were 17.4% and 15.8% in the third quarter 2012 and 2011, respectively.  The increase in SG&A expenses was predominantly due to higher bonus expense of $5,004, higher general and administrative spending primarily related to additional employee compensation costs of $4,680, increased SG&A expenses from acquisitions of $3,647 and increased U.S. retirement costs of $946 partially offset by foreign currency translations of $3,076 and foreign currency transaction gains of $2,156.

Interest Income:  Interest income decreased to $916 in the third quarter 2012 from $1,167 in the third quarter of 2011.  The decrease was largely due to less favorable interest rates globally offset by higher average cash balances.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,566 in the third quarter 2012 compared with earnings of $1,488 in the third quarter of 2011.  The increase was due to an increase in earnings of $111 in Turkey partially offset by a decrease in earnings of $33 in Chile.

Interest Expense:  Interest expense decreased to $1,040 in the third quarter 2012 from $1,752 in the third quarter of 2011 as a result of lower levels of debt in the current period.

Income Taxes:  The Company recognized $26,153 of tax expense on pre-tax income of $90,889, resulting in an effective income tax rate of 28.8% for the three months ended September 30, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The effective income tax rate of 27.0% for the three months ended September 30, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions.

Net Income:  Net income for the third quarter 2012 was $64,765 compared with Net income of $55,530 in the third quarter of 2011.  Diluted earnings per share for the third quarter 2012 were $0.77 compared with $0.66 in the third quarter of 2011.  Foreign currency exchange rate movements had an unfavorable translation effect of $1,183 on Net income for the third quarter of 2012.

Segment Results

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended September 30, 2012:

		Change in Net Sales due to:
	Net Sales						Foreign		Net Sales
	2011	Volume		Acquisitions	Price		Exchange		2012
Operating Segments
North America Welding	$345,182	$9,479		26,804	$9,267		$(405)		$390,327
Europe Welding	128,294	(11,366)		—	(630)		(11,818)		104,480
Asia Pacific Welding	97,790	(18,989)		—	(1,035)		(1,503)		76,263
South America Welding	44,169	(1,237)		—	5,114		(3,501)		44,545
The Harris Products Group	86,189	6,440		—	(7,220)		(3,472)		81,937
Consolidated	$701,624	$(15,673)		$26,804	$5,496		$(20,699)		$697,552

% Change
North America Welding		2.7%		7.8%	2.7%		(0.1%	)	13.1%
Europe Welding		(8.9%	)	—	(0.5%	)	(9.2%	)	(18.6%	)
Asia Pacific Welding		(19.4%	)	—	(1.1%	)	(1.5%	)	(22.0%	)
South America Welding		(2.8%	)	—	11.6%		(7.9%	)	0.9%
The Harris Products Group		7.5%		—	(8.4%	)	(4.0%	)	(4.9%	)
Consolidated		(2.2%	)	3.8%	0.8%		(3.0%	)	(0.6%	)

Net Sales:  Net sales volumes for the third quarter of 2012 increased for the North America Welding and The Harris Products Group segments because of growth within the domestic markets.  Volume decreases for the Europe Welding, Asia Pacific Welding and South America Welding segments is the result of softening demand in international markets.  Product pricing increased for the North America Welding and South America Welding segments due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing increase for the South America Welding segment also reflects a higher inflationary environment, particularly in Venezuela.  Product pricing decreased for the Europe Welding and Asia Pacific Welding segments due to declining raw material costs within those regions.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended September 30, 2012 by segment compared with the comparable period in 2011:

	Three Months Ended
	September 30,
	2012	2011	$ Change	% Change
North America Welding:
Net sales	$390,327	$345,182	45,145	13.1%
Inter-segment sales	28,186	33,070	(4,884)	(14.8%	)
Total Sales	$418,513	$378,252	40,261	10.6%

EBIT, as adjusted	$70,797	$53,436	17,361	32.5%
As a percent of total sales	16.9%	14.1%		2.8%

Europe Welding:
Net sales	$104,480	$128,294	(23,814)	(18.6%	)
Inter-segment sales	3,261	3,238	23	0.7%
Total Sales	$107,741	$131,532	(23,791)	(18.1%	)

EBIT, as adjusted	$8,515	$10,282	(1,767)	(17.2%	)
As a percent of total sales	7.9%	7.8%		0.1%

Asia Pacific Welding:
Net sales	$76,263	$97,790	(21,527)	(22.0%	)
Inter-segment sales	2,748	4,111	(1,363)	(33.2%	)
Total Sales	$79,011	$101,901	(22,890)	(22.5%	)

EBIT, as adjusted	$2,054	$1,899	155	8.2%
As a percent of total sales	2.6%	1.9%		0.7%

South America Welding:
Net sales	$44,545	$44,169	376	0.9%
Inter-segment sales	27	254	(227)	(89.4%	)
Total Sales	$44,572	$44,423	149	0.3%

EBIT, as adjusted	$7,587	$4,025	3,562	88.5%
As a percent of total sales	17.0%	9.1%		7.9%

The Harris Products Group:
Net sales	$81,937	$86,189	(4,252)	(4.9%	)
Inter-segment sales	1,869	2,485	(616)	(24.8%	)
Total Sales	$83,806	$88,674	(4,868)	(5.5%	)

EBIT, as adjusted	$7,739	$5,010	2,729	54.5%
As a percent of total sales	9.2%	5.6%		3.6%

EBIT, as adjusted, as a percent of total sales increased for all segments in the three months ended September 30, 2012 as compared with the comparable period in the prior year.  The North America Welding segment growth is primarily due to improved leverage on a 2.7% increase in volumes and price increases of 2.7%.  The increase at the Europe Welding segment is primarily due to improved product mix and the decrease in raw material costs exceeding the 0.5% decrease in product pricing.  The Asia Pacific Welding segment increase represents improved profitability in Australia from stronger sales volumes and lower operating costs.  The South America Welding segment increase is a result of an 11.6% increase in product pricing exceeding inflation and rising material costs.  The Harris Products Group segment growth is primarily a result of improved leverage on a 7.5% increase in volumes and improved product mix on machine sales volume.

In the three months ended September 30, 2012, EBIT, as adjusted, for the North America Welding, Europe Welding and Asia Pacific Welding segments excluded net special item charges of $477, $1,874 and $708, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012			2011			Change
	Amount	% of Sales		Amount	% of Sales		Amount	%
Net sales	$2,168,719	100.0%		$2,000,096	100.0%		$168,623	8.4%
Cost of goods sold	1,515,095	69.9%		1,457,702	72.9%		57,393	3.9%
Gross profit	653,624	30.1%		542,394	27.1%		111,230	20.5%
Selling, general & administrative expenses	372,931	17.2%		327,794	16.4%		45,137	13.8%
Rationalization and asset impairment charges	4,317	0.2%		282	—		4,035	1430.9%
Operating income	276,376	12.7%		214,318	10.7%		62,058	29.0%
Interest income	2,648	0.1%		2,436	0.1%		212	8.7%
Equity earnings in affiliates	4,264	0.2%		4,033	0.2%		231	5.7%
Other income	2,015	0.1%		2,154	0.1%		(139)	(6.5%	)
Interest expense	(3,338)	(0.2%	)	(5,037)	(0.3%	)	1,699	33.7%
Income before income taxes	281,965	13.0%		217,904	10.9%		64,061	29.4%
Income taxes	86,715	4.0%		58,582	2.9%		28,133	48.0%
Net income including noncontrolling interests	195,250	9.0%		159,322	8.0%		35,928	22.6%
Noncontrolling interests in subsidiaries’ loss	(77)	—		(131)	—		54	41.2%
Net income	$195,327	9.0%		$159,453	8.0%		$35,874	22.5%

Net Sales:  Net sales for the nine months ended September 30, 2012 increased 8.4% from the comparable period in 2011.  The sales increase reflects volume increases of 3.8%, price increases of 1.9%, increases from acquisitions of 5.3% and unfavorable impacts from foreign exchange of 2.6%.  Sales volumes increased because of growth in the U.S. market offset by lower demand in the international markets.  Product pricing increased from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.

Gross Profit:  Gross profit increased 20.5% to $653,624 for the nine months ended September 30, 2012 compared with $542,394 in the comparable period in 2011.  As a percentage of Net sales, Gross profit increased to 30.1% in the nine months ended September 30, 2012 from 27.1% in the comparable period in 2011.  In the current period, the Company recorded charges of $1,439 related to the initial accounting for recent acquisitions and charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations.  Foreign currency exchange rates had a $12,623 unfavorable translation impact in the nine months ended September 30, 2012.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $45,137, or 13.8%, in the nine months ended September 30, 2012 compared with the comparable period in 2011.  As a percentage of Net sales, SG&A expenses were 17.2% and 16.4% in the nine months ended September 30, 2012 and 2011, respectively.  The increase in SG&A expenses was predominantly due to higher bonus expense of $19,812, higher general and administrative spending primarily related to additional employee compensation costs of $10,700, increased SG&A expenses from acquisitions of $10,582 and increased U.S. retirement costs of $2,875 partially offset by foreign currency translations of $8,136.

Interest Income:  Interest income increased to $2,648 in the nine months ended September 30, 2012 from $2,436 in the comparable period in 2011.  The increase was largely due to international entities earning more favorable interest rates.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $4,264 in the nine months ended September 30, 2012 compared with earnings of $4,033 in the comparable period in 2011.  The increase was due to an increase in earnings of $520 in Turkey partially offset by a decrease in earnings of $289 in Chile.

Interest Expense:  Interest expense decreased to $3,338 in the nine months ended September 30, 2012 from $5,037 in the comparable period in 2011 as a result of lower levels of debt in the nine months ended September 30, 2012.

Income Taxes:  The Company recognized $86,715 of tax expense on pre-tax income of $281,965, resulting in an effective income tax rate of 30.8% for the nine months ended September 30, 2012.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.

The effective income tax rate of 26.9% for the nine months ended September 30, 2011 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and a $4,844 favorable adjustment for tax audit settlements.

Net Income:  Net income for the nine months ended September 30, 2012 was $195,327 compared with Net income of $159,453 in the nine months ended September 30, 2011.  Diluted earnings per share for the nine months ended September 30, 2012 was $2.32 compared with $1.88 in the comparable period in 2011.  Foreign currency exchange rate movements had an unfavorable translation effect of $2,934 on Net income for the nine months ended September 30, 2012.

Segment Results

Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the nine months ended September 30, 2012:

		Change in Net Sales due to:
	Net Sales						Foreign		Net Sales
	2011	Volume		Acquisitions	Price		Exchange		2012
Operating Segments
North America Welding	$947,594	$115,620		98,361	$31,052		$(4,748)		$1,187,879
Europe Welding	381,750	(20,247)		8,322	7,126		(32,231)		344,720
Asia Pacific Welding	288,072	(36,151)		—	2,075		263		254,259
South America Welding	116,011	416		—	12,690		(7,565)		121,552
The Harris Products Group	266,669	15,741		—	(14,131)		(7,970)		260,309
Consolidated	$2,000,096	$75,379		$106,683	$38,812		$(52,251)		$2,168,719

% Change
North America Welding		12.2%		10.4%	3.3%		(0.5%	)	25.4%
Europe Welding		(5.3%	)	2.2%	1.9%		(8.4%	)	(9.7%	)
Asia Pacific Welding		(12.5%	)	—	0.7%		0.1%		(11.7%	)
South America Welding		0.4%		—	10.9%		(6.5%	)	4.8%
The Harris Products Group		5.9%		—	(5.3%	)	(3.0%	)	(2.4%	)
Consolidated		3.8%		5.3%	1.9%		(2.6%	)	8.4%

Net Sales:  Net sales volumes for the nine months ended September 30, 2012 increased for the North America Welding, South America Welding and The Harris Products Group segments because of growth within the domestic and South American markets.  Volume decreases for the Europe Welding and Asia Pacific Welding segments are the result of softening demand in those international markets.  Product pricing increased for all operating segments from prior year levels, except for The Harris Products Group segment, due to the realization of price increases implemented in response to increases in raw material costs.  Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  With respect to changes in Net sales due to foreign exchange, all segments, except for the Asia Pacific Welding segment, decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the nine months ended September 30, 2012 by segment compared with the comparable period in 2011:

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
North America Welding:
Net sales	$1,187,879	$947,594	240,285	25.4%
Inter-segment sales	101,386	105,419	(4,033)	(3.8%	)
Total Sales	$1,289,265	$1,053,013	236,252	22.4%

EBIT, as adjusted	$216,872	$158,192	58,680	37.1%
As a percent of total sales	16.8%	15.0%		1.8%

Europe Welding:
Net sales	$344,720	$381,750	(37,030)	(9.7%	)
Inter-segment sales	12,178	13,375	(1,197)	(8.9%	)
Total Sales	$356,898	$395,125	(38,227)	(9.7%	)

EBIT, as adjusted	$32,317	$27,267	5,050	18.5%
As a percent of total sales	9.1%	6.9%		2.2%

Asia Pacific Welding:
Net sales	$254,259	$288,072	(33,813)	(11.7%	)
Inter-segment sales	11,641	10,721	920	8.6%
Total Sales	$265,900	$298,793	(32,893)	(11.0%	)

EBIT, as adjusted	$8,641	$3,281	5,360	163.4%
As a percent of total sales	3.2%	1.1%		2.2%

South America Welding:
Net sales	$121,552	$116,011	5,541	4.8%
Inter-segment sales	38	374	(336)	(89.8%	)
Total Sales	$121,590	$116,385	5,205	4.5%

EBIT, as adjusted	$13,472	$9,600	3,872	40.3%
As a percent of total sales	11.1%	8.2%		2.9%

The Harris Products Group:
Net sales	$260,309	$266,669	(6,360)	(2.4%	)
Inter-segment sales	6,605	6,735	(130)	(1.9%	)
Total Sales	$266,914	$273,404	(6,490)	(2.4%	)

EBIT, as adjusted	$23,933	$20,750	3,183	15.3%
As a percent of total sales	9.0%	7.6%		1.4%

EBIT, as adjusted and as a percent of total sales increased for all segments in the nine months ended September 30, 2012 as compared with the same period of the prior year.  The North America Welding segment growth is primarily due to improved leverage on a 12.2% increase in volumes and price increases of 3.3%.  The increase at the Europe Welding segment is primarily due to improved product mix.  The Asia Pacific Welding segment increase is due to improved profitability resulting from prior rationalization actions in Australia and improved product mix.  The South America Welding segment increase is a result of product pricing increases of 10.9% exceeding increasing inflationary costs.  The Harris Products Group segment growth is primarily a result of improved product mix on machine sales volume.

In the nine months ended September 30, 2012, EBIT, as adjusted, for the North America Welding, Europe Welding and Asia Pacific Welding segments excluded special item charges of $554, $2,466 and $1,297, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America

Welding segment EBIT, as adjusted, excluded a special item charge of $1,381, which relates to a change in Venezuelan labor law, which provides for increased employee severance obligations.

In the nine months ended September 30, 2011, EBIT, as adjusted, for the Europe Welding and Asia Pacific Welding segments excluded special items net charges of $392 and net gains of $110, respectively.  The Europe Welding segment special items include net charges of $188 for rationalization actions primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and a charge of $204 on the sale of assets at a rationalized operation.  The Asia Pacific Welding segment special items include net charges of $93 for rationalization actions primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and a gain of $203 on the sale of assets at a rationalized operation.

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

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Operating income as reported	$88,701	$74,823	$276,376	$214,318
Special items (pre-tax):
Rationalization and asset impairment charges (gains)	3,059	—	4,317	282
Venezuelan statutory severance obligation	—	—	1,381	—
Adjusted operating income	$91,760	$74,823	$282,074	$214,600

Special items included in Operating income during the three and nine month periods ended September 30, 2012 include net rationalization and asset impairment charges of $3,059 and $4,317, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the North America Welding, Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2012.  Special items included in Operating income during the nine month period ended September 30, 2012 also include a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.

Special items included in Operating income during the nine month period ended September 30, 2011 include net rationalization and asset impairment charges of $282, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Net income as reported	$64,765	$55,530	$195,327	$159,453
Special items (after-tax):
Rationalization and asset impairment charges (gains)	2,704	—	3,619	237
Venezuelan statutory severance obligation	—	—	906	—
Adjustment for tax audit settlements	—	—	—	(4,844)
Adjusted net income	$67,469	$55,530	$199,852	$154,846

Diluted earnings per share as reported	$0.77	$0.66	$2.32	$1.88
Special items	0.03	—	0.05	(0.05)
Adjusted diluted earnings per share	$0.80	$0.66	$2.37	$1.83

Special items included in Net income during the three and nine month periods ended September 30, 2012 include net rationalization and asset impairment charges of $2,704 and $3,619, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the North America Welding, Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2012.  Special items included in Net income during the nine month period ended September 30, 2012 also include a charge of $906, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.

Special items included in Net income for the nine month period ended September 30, 2011 include net rationalization and asset impairment charges of $237 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2009.  Special items for 2011 also include a gain of $4,844 related to a favorable adjustment for tax audit settlements at the North America Welding segment.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2012	2011	Change
Cash provided by operating activities	$243,341	$130,378	$112,963
Cash used by investing activities	(93,161)	(112,087)	18,926
Capital expenditures	(39,307)	(50,750)	11,443
Acquisition of businesses, net of cash acquired	(52,851)	(62,340)	9,489
Proceeds from sale of property, plant and equipment	538	1,003	(465)
Other investing activities	(1,541)	—	(1,541)
Cash used by financing activities	(172,377)	(59,971)	(112,406)
Payments on short-term borrowings, net	(3,380)	(1,280)	(2,100)
Payments on long-term borrowings, net	(84,621)	(1,598)	(83,023)
Proceeds from exercise of stock options	12,695	7,211	5,484
Tax benefit from exercise of stock options	5,594	2,327	3,267
Purchase of shares for treasury	(60,155)	(27,630)	(32,525)
Cash dividends paid to shareholders	(42,510)	(39,001)	(3,509)
Decrease in Cash and cash equivalents	(20,426)	(44,733)

Cash and cash equivalents decreased 5.7% or $20,426 during the nine months ended September 30, 2012 to $340,675 from $361,101 as of December 31, 2011.  This decrease was predominantly due to the Company’s repayment of the $80,000 senior unsecured note at maturity, cash used in the acquisition of businesses of $52,851, purchases of common shares for treasury of $60,155 and a $56,016 deposit for tax and interest assessed by the Canada Revenue Agency (“CRA”) offset by favorable cash provided by operating activities.  The decrease in Cash and cash equivalents during the nine months ended September 30, 2012 compares to a decrease of 12.2% or $44,733 to $321,460 during the nine months ended September 30, 2011.

Cash provided by operating activities increased by $112,963 for the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011.  The increase was predominantly due to lower net operating working capital requirements and increased Net income in the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, offset by the $56,016 deposit for tax and interest assessed by the CRA.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 21.4% at September 30, 2012 compared with 21.0% at December 31, 2011 and decreased compared with 21.8% at September 30, 2011.  Days sales in inventory increased to 97.3 days at September 30, 2012 from 92.5 days at December 31, 2011 and decreased from 99.1 days at September 30, 2011.  Accounts receivable days increased to 54.1 days at September 30, 2012 from 53.5 days at both December 31, 2011 and September 30, 2011.  Average days in accounts payable increased to 37.7 days at September 30, 2012 from 35.1 days at December 31, 2011 and decreased from 39.3 days at September 30, 2011.

Cash used by investing activities for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 decreased by $18,926.  This reflects decreases in capital expenditures of $11,443 and cash used in the acquisition of businesses of $9,489.  The Company anticipates capital expenditures in 2012 to be in the range of $50,000 to $55,000.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company’s continuing international expansion.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.

Cash used by financing activities increased by $112,406 to $172,377 in the nine months ended September 30, 2012 compared with the comparable period in 2011.  The increase was predominantly due to higher net payments of long-term borrowings of $83,023, due primarily to the Company’s repayment of the $80,000 senior unsecured note and higher purchases of common shares for treasury of $32,525.

The Company’s debt levels decreased from $103,378 at December 31, 2011 to $21,174 at September 30, 2012.  Debt to total invested capital decreased to 1.6% at September 30, 2012 from 8.0% at December 31, 2011.  The decrease was predominantly due to the repayment of the Company’s $80,000 senior unsecured note on March 12, 2012.

The Company paid $42,510 in cash dividends to its shareholders in the nine months ended September 30, 2012.  In October 2012, the Company paid a cash dividend of $0.17 per share, or $14,069, to shareholders of record on September 28, 2012.

Canada — Notice of Reassessment

As discussed in Note 16 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of intercompany dividends.  These adjustments would increase Canadian federal and provincial tax due by $60,085 plus approximately $16,584 of interest, net of tax, through September 30, 2012.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.  In connection with the litigation process, the Company is required to deposit a pre-determined amount of the tax and interest assessed by the CRA.  In September 2012, a deposit was made and is recorded as a Non-current asset in the amount of $56,181 as of September 30, 2012.  Payment of the balance of the tax and interest assessment is expected to be made in the quarter ending December 31, 2012.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome.  Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.

Venezuela — Highly Inflationary Economy

Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  In remeasuring the financial statements the official exchange rate for non-essential goods of 4.3 is used as this is the rate expected to be applicable to dividend repatriations.

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $21,898 at September 30, 2012 and $6,826 at December 31, 2011.  The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.

The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  These include but are not limited to the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  If in the future the Company were to convert bolivars at a rate other than the official exchange rate or the official exchange rate is revised, the Company may realize a loss to earnings.  For example, a future devaluation in the Venezuelan currency to a rate of 6.4 would result in the Company realizing additional charges of approximately $4,500 to Cost of goods sold based on current inventory levels and $7,200 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position.

New Accounting Pronouncements

Refer to Note 3 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions

On May 17, 2012, the Company completed the acquisition of Wayne Trail Technologies, Inc. (“Wayne Trail”) for approximately $30,393 in cash, net of acquired cash, and assumed debt.  The preliminary fair value of net assets acquired was $15,323, resulting in goodwill of $15,070.  These values are preliminary and subject to final opening balance sheet adjustments.  Wayne Trail, based in Ft. Loramie, Ohio, is a manufacturer of automated systems and tooling, serving a wide range of applications in the metal processing market.  The acquisition added to the Company’s welding and automated solutions portfolio.  Annual sales for Wayne Trail at the date of acquisition were approximately $50,000.

On March 6, 2012, the Company completed the acquisition of Weartech International, Inc. (“Weartech”) for approximately $29,995 in cash and assumed debt.  The preliminary fair value of net assets acquired was $19,256, resulting in goodwill of $10,739.  These values are preliminary and subject to final opening balance sheet adjustments.  Weartech, based in Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Sales for Weartech during 2011 were approximately $40,000.

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

Debt

The Company’s $80,000 Series C Note (the “Note”) was repaid on March 12, 2012 at maturity.  The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

The Company historically utilized interest rate swaps to manage interest rate risks.  The Company terminated its remaining interest rate swaps in 2009 and had no interest rate swaps outstanding as of September 30, 2012.  The termination of interest rate swaps in 2009 resulted in a realized gain of $5,079.  This gain was deferred and amortized over the remaining life of the Note.  The amortization of this gain reduced “Interest expense” by $328 and $1,243 in the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, the deferred gain was fully amortized.

Pensions

In March 2012, the Company announced a plan to amend a defined benefit plan in the United States to allow participants, including those with deferred vested pension benefits, the option to receive a one-time lump sum payment of their pension benefits.  Approximately 621 deferred vested participants have elected to receive lump sum payment options.  The Company expects to make related lump sum benefit payments of $38,352 in the fourth quarter 2012.  Payments will be made from plan assets and are not expected to exceed the threshold to require settlement accounting.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims.  Among such proceedings are the cases described below.

At September 30, 2012, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,047  plaintiffs, which is a net decrease of 93 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums.  Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 41,117 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 610 were decided in favor of the Company following summary judgment motions.

At September 30, 2012, the Company was a co-defendant in cases alleging manganese induced illness involving claims by approximately 123 plaintiffs, which is a net decrease of 159 claims from those previously reported.  In each instance, the Company is one of a large number of defendants.  The claimants in cases alleging manganese induced illness seek compensatory and punitive damages, in most cases for unspecified sums.  The claimants allege that exposure to manganese contained in welding consumables caused the plaintiffs to develop adverse neurological conditions, including a condition known as manganism.  At September 30, 2012, cases involving 2 claimants were pending in federal court in the Northern District of Ohio (where Multi-district Litigation had been managed).  Since January 1, 1995, the Company has been a co-defendant in similar cases that have been resolved as follows: 16,716 of those claims were dismissed, 23 were tried to defense verdicts in favor of the Company and five were tried to plaintiff verdicts (three of which were reversed on appeal).  In addition, 13 claims were resolved by agreement for immaterial amounts and one claim was decided in favor of the Company following a summary judgment motion.  On January 18, 2012, the Company and 17 co-defendants entered into an agreement with plaintiffs’ counsel that provides for the dismissal with prejudice of substantially all of the pending manganese claims provided certain conditions precedent are satisfied.  On April 27, 2012, those conditions precedent were satisfied and the Company fulfilled its obligations under the foregoing agreement.  As a result, dismissals are being entered in substantially all of the manganese cases.

In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of intercompany dividends.  These adjustments would increase Canadian federal and provincial tax due.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.  In connection with the litigation process, the Company is required to deposit a pre-determined amount of the tax and interest assessed by the CRA, of which a payment was made in September 2012 and the balance of the tax and interest assessment is expected to be made in the quarter ending December 31, 2012.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carryback and carryforward periods.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.  The Company believes it will prevail on the merits of the tax position.  In accordance with prescribed recognition and measurement thresholds, no income tax accrual has been made for any uncertain tax positions related to the CRA reassessment.  An unfavorable resolution of this matter could have a material effect on the Company’s financial statements in the quarter in which a judgment is reached.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and on Form 10-Q for the quarter ended June 30, 2012, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the third quarter of 2012 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2012	—	$—	—	4,261,073
August 1 - 31, 2012	481,300	41.59	481,300	3,779,773
September 1 - 30, 2012	—	—	—	3,779,773

(1)         In October 2003, the Company’s Board of Directors authorized a share repurchase program for up to 30 million shares of the Company’s common shares.  Total shares purchased through the share repurchase programs were 26,220,227 shares at a total cost of $410.1 million for a weighted average cost of $15.64 per share through September 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits

10.1        Amended and Restated Credit Agreement, dated as of July 26, 2012, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association, as Letter of Credit Issuer and Administrative Agent (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on July 31, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
November 2, 2012