Form 10-K
period 2012-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2013-02-22
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common shares held by non-affiliates as of June 30, 2012 was $3,558,724,932 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of December 31, 2012 was 82,944,817.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed on or about March 22, 2013 with respect to the registrant's 2013 Annual Meeting of Shareholders.

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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Brazil, Canada, China, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Russia, Turkey, the United Kingdom and Venezuela, of which 34 are ISO 9001 certified.
The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia and Africa. The other two welding segments include welding operations in Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 5 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.
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
Employees
The number of persons employed by the Company worldwide at December 31, 2012 was approximately 10,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.
Website Access
The Company's website, www.lincolnelectric.com, is used as a channel for routine distribution of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company's website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.
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
Our goal is to pro-actively manage risks in a structured approach and in conjunction with the strategic planning process, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results. The risk factors and uncertainties described below, together with information incorporated by reference or otherwise included elsewhere in this Annual Report on Form 10-K, should be carefully considered. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.
General economic and market conditions may adversely affect the Company's financial condition, results of operations and access to capital markets.
The Company's operating results are sensitive to changes in general economic conditions. Further recessionary economic cycles, higher interest rates, inflation, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for the Company's products, thereby impacting our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely impact our financial condition and access to capital markets.
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
We are a co-defendant in litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.
At December 31, 2012, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,050 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 41,161 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 612 were decided in favor of the Company following summary judgment motions.
The long-term impact of the asbestos loss contingency, in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and we benefit significantly from cost-sharing with co-defendants and insurance carriers. While we intend to contest these lawsuits vigorously, and believe we have applicable insurance relating to these claims, there are several risks and uncertainties that may affect our liability for personal injury claims relating to exposure to asbestos, including the future impact of changing cost sharing arrangements or a change in our overall trial experience.
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
The cyclical nature and maturity of the arc welding and cutting industry in developed markets may adversely affect our performance.
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
The share of sales and profits we derive from our international operations and exports from the United States is significant and growing. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States. For example, during 2012, approximately 8% of our net sales were generated from China and approximately 19% of our property, plant and equipment were located there. If the Chinese economy were to experience a significant slowdown, it could adversely affect our financial condition, results of operations and cash flows.
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
The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders' equity and cash flows through our annual measurement of plan assets and liabilities. For a discussion regarding how the financial statements have been affected by significant changes in 2012, refer to the pension related disclosure under "Part II, Item 7 – Critical Accounting Policies" and Note 11 to the Company's consolidated financial statements.
We are subject to changes in the U.S. regulatory environment, which could adversely affect our results of operations, cash flows and financial condition.
Our businesses, results of operations or financial condition could be adversely affected if laws, regulations or standards relating to us, our products or the markets in which we operate are newly implemented or changed. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “the Acts”) were signed into law. The Acts make broad-based changes to the U.S. health care system, which could significantly affect the U.S. economy and our financial results. While the provisions of the Acts are not expected to have any significant short-term impacts, the long-term potential impacts on our business and the consolidated financial statements are currently uncertain. We are currently assessing the potential impact of the Acts.
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
Our business is subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix among earnings in countries with differing statutory tax rates, changes in the valuation allowances of deferred tax assets or changes in tax laws.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John M. Stropki, Jr.	62
Executive Chairman of the Board effective December 31, 2012; Chairman of the Board since October 13, 2004 to December 31, 2012; Director since 1998; Chief Executive Officer and President since June 3, 2004 to December 31, 2012; Chief Operating Officer from May 1, 2003 to June 3, 2004; Executive Vice President from 1995 to June 3, 2004; and President, North America from 1996 to 2003.

Christopher L. Mapes	51
President and Chief Executive Officer effective December 31, 2012; Chief Operating Officer from September 1, 2011 to December 31, 2012; Director since February 2010. Prior to his service with the Company, Mr. Mapes was Executive Vice President of A.O. Smith Corporation (a global manufacturer with a water heating and water treatment technologies business and an electric motor and motor solutions business) a position he held from 2006 through August 2011, and the President of its Electrical Products unit, a position he held from September 2004 through August 2011.

Vincent K. Petrella	52
Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005; and Vice President, Corporate Controller from 2001 to 2003.

Frederick G. Stueber	59	Senior Vice President, General Counsel and Secretary since 1996.
George D. Blankenship	50
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

Gabriel Bruno	45	Vice President, Chief Information Officer since May 1, 2012; Vice President, Corporate Controller from 2005 to May 1, 2012.
Gretchen A. Farrell	50
Senior Vice President, Human Resources and Compliance since July 30, 2009; Vice President, Human Resources from May 5, 2005 to July 30, 2009; and Vice President, Human Resources of The Lincoln Electric Company since March 5, 2003.

Thomas A. Flohn	52
Vice President; President, Lincoln Electric Europe, Middle East & Africa (EMEA) since July 1, 2010; Vice President; President, Lincoln Asia Pacific from January 1, 2005 to June 30, 2010; and Vice President of Sales and Marketing, Lincoln Electric Asia Pacific from May 1, 1999 to December 31, 2004.

Steven B. Hedlund	46
Vice President, Strategy and Business Development since September 15, 2008. Prior to his service with the Company, Mr. Hedlund was the Vice President, Growth and Innovations with Master Lock, LLC (a security products company) from June 1, 2005 to July 1, 2008.

David M. LeBlanc	48
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

The Company has 45 manufacturing facilities, including operations and joint ventures in 19 countries, the locations (grouped by operating segment) of which are as follows:

North America Welding:
United States	Cleveland and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Baltimore, Maryland; Ladson, South Carolina; Chattanooga, Tennessee.
Canada	Toronto; Mississauga.
Mexico	Mexico City; Torreon.
United Kingdom	Port Talbot, Wales.
Europe Welding:
France	Grand-Quevilly.
Germany	Essen.
Italy	Genoa; Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Portugal	Lisbon.
Russia	Mtsensk.
Turkey	Istanbul.
United Kingdom	Sheffield and Chertsey, England.
Asia Pacific Welding:
China	Shanghai; Jinzhou; Nanjing; Zhengzhou; Luan County.
India	Chennai.
Indonesia	Cikarang.
South America Welding:
Brazil	Sao Paulo.
Colombia	Bogota.
Venezuela	Maracay.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California.
Brazil	Guarulhos.
Mexico	Tijuana.
Poland	Dzierzoniow.
All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company's foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business. At December 31, 2012, $0.2 million of indebtedness under capital leases was secured by property with a book value of $0.4 million.
In addition, the Company maintains operating leases for many of its distribution centers and sales offices throughout the world. See Note 16 to the Company's consolidated financial statements for information regarding the Company's lease commitments.
ITEM 3. LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At December 31, 2012, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,050 plaintiffs, which is a net decrease of three claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 41,161 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 612 were decided in favor of the Company following summary judgment motions.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends. These adjustments would increase Canadian federal and provincial tax due. The Company disagrees with the position taken by the CRA and believes it is without merit. The Company will vigorously contest the assessment through the Tax Court of Canada. A trial date has not yet been scheduled. In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA, of which a payment was made in September 2012 and the balance of the tax and interest assessment was made in the quarter ended December 31, 2012. Any Canadian tax ultimately due will be creditable in the parent company's U.S. federal tax return. The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods. Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax. The Company believes it will prevail on the merits of the tax position. In accordance with prescribed recognition and measurement thresholds, no income tax accrual has been made for any uncertain tax positions related to the CRA reassessment. An unfavorable resolution of this matter could have a material effect on the Company's financial statements in the period in which a judgment is reached.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2012 was 1,699.
The total amount of dividends paid in 2012 was $73.1 million. During 2012, dividends were paid quarterly on January 13, April 13, July 13 and October 15. The December dividend that the Company would normally pay in January 2013 was paid on December 28, 2012.
Quarterly high and low stock prices and dividends declared per share for the last two years were:

	2012			2011
	Stock Price		Dividends Declared	Stock Price		Dividends Declared
	High	Low		High	Low
First quarter	$47.87	$38.96	$0.170	$38.50	$32.69	$0.155
Second quarter	50.36	41.42	0.170	39.62	32.30	0.155
Third quarter	46.11	37.83	0.170	39.18	27.47	0.155
Fourth quarter	49.00	37.63	0.200	40.10	26.84	0.170
Issuer purchases of equity securities for the fourth quarter 2012 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2012	—		$—	—	3,779,773
November 1-30, 2012	271,518	(1)	44.74	253,400	3,526,373
December 1-31, 2012	184,000		47.36	184,000	3,342,373
Total	455,518		45.80	437,400

(1)
The above share repurchases include the surrender of 18,118 shares of the Company's common stock to satisfy minimum income tax withholding requirements related to the vesting of 45,460 restricted shares granted pursuant to the Company's 2006 Equity and Performance Incentive Plan.

(2)
The Company's Board of Directors authorized a share repurchase program for up to 30 million shares of the Company's common stock. Total shares purchased through the share repurchase program were 26,657,627 shares at a cost of $430.1 million for a weighted average cost of $16.13 per share through December 31, 2012.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2008 and ending December 31, 2012. This graph assumes that $100 was invested on December 31, 2007 in each of the Company's common stock, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common, S&P 500 and S&P 400 Composite Indices

$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
The Company
S&P 500
S&P 400

	2007	2008	2009	2010	2011	2012
The Company	100	73	78	97	118	149
S&P 500	100	63	80	92	94	109
S&P 400	100	64	88	111	109	128

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)
Net sales	$2,853,367	$2,694,609	$2,070,172	$1,729,285	$2,479,131
Net income	257,411	217,186	130,244	48,576	212,286
Basic earnings per share	3.10	2.60	1.54	0.57	2.49
Diluted earnings per share	3.06	2.56	1.53	0.57	2.47
Cash dividends declared per share	0.710	0.635	0.575	0.545	0.510
Total assets	2,089,863	1,976,776	1,783,788	1,705,292	1,718,805
Long-term debt	1,599	1,960	84,627	87,850	91,537

(1)
Results for 2012 include rationalization and asset impairment net charges of $9,354 ($7,442 after-tax) which include $7,512 ($6,153 after-tax) in rationalization charges and asset disposals, impairment charges of $1,842 ($1,289 after-tax). Results also include a charge of $1,381 ($906 after-tax) related to the change in Venezuelan labor law, which provides for increased employee severance obligations.

(2)
Results for 2011 include rationalization and asset impairment net charges of $282 ($237 after-tax) resulting from rationalization activities primarily initiated in 2009 and a gain of $4,844 related to a favorable adjustment for tax audit settlements.

(3)
Results for 2010 include rationalization and asset impairment net gains of $384 ($894 after-tax) which include net gains of $3,684 ($3,725 after-tax) related to the sale of property and asset disposals, impairment charges of $883 ($801 after-tax) and $2,417 ($2,030 after-tax) in rationalization charges. Results also include a net charge of $3,123 ($3,560 after-tax) related to the change in functional currency and devaluation of the Venezuelan currency, income of $5,092 was recognized due to an adjustment in tax liabilities for a change in applicable tax regulations, a gain of $108 after-tax in non-controlling interests related to the impairment of assets for a majority-owned consolidated subsidiary and a charge of $1,890 after-tax in non-controlling interests related to gains on the disposal of assets in a majority-owned consolidated subsidiary.

(4)
Results for 2009 include rationalization and asset impairment net charges of $29,897 ($23,789 after-tax). The net charges include rationalization charges of $26,957 ($21,529 after-tax) and impairment charges of $2,940 ($2,260 after-tax) for certain indefinite-lived intangible assets. Results also include a loss of $7,943 ($7,943 after-tax) associated with the acquisition of a business in China and the related disposal of an interest in Taiwan, a pension settlement gain of $2,144 ($2,144 after-tax), a charge of $601 after-tax in non-controlling interests associated with the pension settlement gain for a majority-owned consolidated subsidiary and a gain on the sale of a property by the Company's joint venture in Turkey of $5,667 ($5,667 after-tax).

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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Brazil, Canada, China, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Russia, Turkey, the United Kingdom and Venezuela.
The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia and Africa. The other two welding segments include welding operations in Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 5 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.
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
Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2012		2011		2010
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,853,367	100.0%	$2,694,609	100.0%	$2,070,172	100.0%
Cost of goods sold	1,986,711	69.6%	1,957,872	72.7%	1,506,353	72.8%
Gross profit	866,656	30.4%	736,737	27.3%	563,819	27.2%
Selling, general & administrative expenses	495,221	17.4%	439,775	16.3%	377,773	18.2%
Rationalization and asset impairment charges (gains)	9,354	0.3%	282	—	(384)	—
Operating income	362,081	12.7%	296,680	11.0%	186,430	9.0%
Interest income	3,988	0.1%	3,121	0.1%	2,381	0.1%
Equity earnings in affiliates	5,007	0.2%	5,385	0.2%	3,171	0.2%
Other income	2,685	0.1%	2,849	0.1%	1,817	0.1%
Interest expense	(4,191)	(0.1%)	(6,704)	(0.2%)	(6,691)	(0.3%)
Income before income taxes	369,570	13.0%	301,331	11.2%	187,108	9.0%
Income taxes	112,354	3.9%	84,318	3.1%	54,898	2.7%
Net income including non-controlling interests	257,216	9.0%	217,013	8.1%	132,210	6.4%
Non-controlling interests in subsidiaries' (loss) earnings	(195)	—	(173)	—	1,966	0.1%
Net income	$257,411	9.0%	$217,186	8.1%	$130,244	6.3%

2012 Compared with 2011
Net Sales: Net sales for 2012 increased 5.9% from 2011. The sales increase reflects volume increases of 1.3%, price increases of 1.7%, increases from acquisitions of 4.9% and unfavorable impacts from foreign exchange of 2.0%. Sales volumes increased because of growth in the domestic markets offset by lower demand in the international markets. Product pricing increased from prior year levels due to the realization of price increases implemented in response to increases in raw material costs.
Gross Profit:  Gross profit increased 17.6% to $866,656 during 2012 compared with $736,737 in 2011. As a percentage of Net sales, Gross profit increased to 30.4% in 2012 compared with 27.3% in 2011. The increase was the result of pricing increases and operating leverage partially offset by lower margins from the acquisitions of Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn"), Wayne Trail Technologies, Inc. (“Wayne Trail”), Weartech International, Inc. (“Weartech”), Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, "Techalloy") and OOO Severstal-metiz: welding consumables ("Severstal"). In the current period, the Company recorded charges of $2,334 related to the initial accounting for recent acquisitions and charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations. Foreign currency exchange rates had a $13,166 unfavorable translation impact in 2012.
Selling, General & Administrative ("SG&A") Expenses:  SG&A expenses increased 12.6% to $495,221 during 2012 compared with $439,775 in 2011. The increase was primarily due to higher bonus expense of $20,439, incremental SG&A expenses from acquisitions of $15,403, higher general and administrative spending primarily related to additional employee compensation costs of $12,692, higher U.S. retirement costs of $3,986 and higher legal expenses of $2,142 partially offset by foreign currency translation of $8,821.
Rationalization and Asset Impairment Charges (Gains):  In 2012, the Company recorded $9,354 in charges primarily related to rationalization actions initiated in 2012. See "Rationalization and Asset Impairments" for additional information.
Interest Income:  Interest income increased to $3,988 in 2012 from $3,121 in 2011. The increase was largely due to international entities earning more favorable interest rates.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $5,007 in 2012 compared with earnings of $5,385 in 2011. The decrease was due to a decrease in earnings of $542 in Chile being partially offset by an increase in earnings of $164 in Turkey.
Interest Expense:  Interest expense decreased to $4,191 in 2012 from $6,704 in 2011, primarily as a result of lower levels of debt in the current period.
Income Taxes:  The Company recorded $112,354 of tax expense on pre-tax income of $369,570, resulting in an effective tax rate of 30.4% for 2012. The effective income tax rate is lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 28.0% for 2011 was lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided and a tax benefit of $4,844 for tax audit settlements.
Net Income:  Net income for 2012 was $257,411 compared with $217,186 in the prior year. Diluted earnings per share for 2012 were $3.06 compared with diluted earnings of $2.56 per share in 2011. Foreign currency exchange rate movements had an unfavorable translation effect of $2,879 and a favorable translation effect of $2,948 on Net income for 2012 and 2011, respectively.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisition, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2012:

		Change in Net Sales due to:
	Net Sales 2011	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2012
Operating Segments
North America Welding	$1,309,499	$112,898	$124,830	$37,124	$(3,533)	$1,580,818
Europe Welding	508,692	(36,199)	8,322	4,874	(33,462)	452,227
Asia Pacific Welding	376,276	(54,289)	—	1,646	849	324,482
South America Welding	156,684	(1,284)	—	15,584	(9,501)	161,483
The Harris Products Group	343,458	13,683	—	(13,427)	(9,357)	334,357
Consolidated	$2,694,609	$34,809	$133,152	$45,801	$(55,004)	$2,853,367
% Change
North America Welding		8.6%	9.5%	2.8%	(0.3%)	20.7%
Europe Welding		(7.1%)	1.6%	1.0%	(6.6%)	(11.1%)
Asia Pacific Welding		(14.4%)	—	0.4%	0.2%	(13.8%)
South America Welding		(0.8%)	—	9.9%	(6.1%)	3.1%
The Harris Products Group		4.0%	—	(3.9%)	(2.7%)	(2.6%)
Consolidated		1.3%	4.9%	1.7%	(2.0%)	5.9%
Net sales volumes for 2012 increased for the North America Welding and The Harris Products Group segments because of growth within the domestic markets. Volume decreases for the Europe Welding, Asia Pacific Welding and South America Welding segments are the result of softening demand in these international markets. Product pricing increased for all operating segments from prior year levels, except for The Harris Products Group segment, due to the realization of price increases implemented in response to increases in raw material costs. Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela. Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period. The increase in Net sales from acquisitions was due to the acquisitions of Kaliburn in November 2012, Wayne Trail in May 2012, Weartech in March 2012, Techalloy in July 2011, Applied Robotics, Inc. (d/b/a Torchmate) ("Torchmate") in July 2011 and SSCO Manufacturing, Inc. (d/b/a Arc Products) ("Arc Products") in January 2011 in the North America Welding segment and the acquisition of Severstal in March 2011 in the Europe Welding segment (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Asia Pacific Welding segment, decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted: Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted. The following table presents EBIT, as adjusted for 2012 by segment compared with 2011:

	Twelve Months Ended
	December 31,
	2012	2011	$ Change	% Change
North America Welding:
Net sales	$1,580,818	$1,309,499	271,319	20.7%
Inter-segment sales	131,062	136,314	(5,252)	(3.9%)
Total Sales	$1,711,880	$1,445,813	266,067	18.4%

EBIT, as adjusted	$293,070	$227,924	65,146	28.6%
As a percent of total sales	17.1%	15.8%		1.3%

Europe Welding:
Net sales	$452,227	$508,692	(56,465)	(11.1%)
Inter-segment sales	16,048	17,422	(1,374)	(7.9%)
Total Sales	$468,275	$526,114	(57,839)	(11.0%)

EBIT, as adjusted	$37,299	$36,171	1,128	3.1%
As a percent of total sales	8.0%	6.9%		1.1%

Asia Pacific Welding:
Net sales	$324,482	$376,276	(51,794)	(13.8%)
Inter-segment sales	14,829	15,614	(785)	(5.0%)
Total Sales	$339,311	$391,890	(52,579)	(13.4%)

EBIT, as adjusted	$7,247	$2,629	4,618	175.7%
As a percent of total sales	2.1%	0.7%		1.4%

South America Welding:
Net sales	$161,483	$156,684	4,799	3.1%
Inter-segment sales	38	494	(456)	(92.3%)
Total Sales	$161,521	$157,178	4,343	2.8%

EBIT, as adjusted	$18,301	$12,895	5,406	41.9%
As a percent of total sales	11.3%	8.2%		3.1%

The Harris Products Group:
Net sales	$334,357	$343,458	(9,101)	(2.6%)
Inter-segment sales	8,549	8,496	53	0.6%
Total Sales	$342,906	$351,954	(9,048)	(2.6%)

EBIT, as adjusted	$29,477	$25,151	4,326	17.2%
As a percent of total sales	8.6%	7.1%		1.5%
EBIT, as adjusted and as a percent of total sales increased for all segments in 2012 as compared with 2011. The North America Welding segment growth is primarily due to improved leverage on an 8.6% increase in volumes and price increases of 2.8%. The increase at the Europe Welding segment is primarily due to improved product mix. The Asia Pacific Welding segment increase is due to improved profitability resulting from prior rationalization actions in Australia and improved product mix. The South America Welding segment increase is a result of product pricing increases of 9.9% exceeding inflationary costs. The Harris Products Group segment growth is primarily a result of improved product mix on equipment sales volume.
In 2012, EBIT, as adjusted, for the North America Welding, Europe Welding and Asia Pacific Welding segments excluded special item charges of $827, $3,534 and $4,993, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment EBIT, as adjusted, excluded a special item charge of $1,381, related to a change in Venezuelan labor law, which provides for increased employee severance obligations.
In 2011, EBIT, as adjusted, for the Europe Welding and Asia Pacific Welding segments excluded special items net charges of $188 and $93, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Europe Welding segment special items also include a loss of $204 on the sale of assets at a rationalized operation. The Asia Pacific Welding segment special items also include a gain of $203 on the sale of assets at a rationalized operation.
2011 Compared with 2010
Net Sales:  Net sales volume for 2011 increased for all operating segments as a result of higher demand levels from expanding industrial economies associated with the improved global economy and modest market share gains. Product pricing increased for all operating segments due to the realization of price increases implemented in response to increases in raw material costs. Product pricing in the South America Welding segment reflected a higher inflationary environment, particularly in Venezuela. Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper. The increase in Net sales from acquisitions was due to the acquisitions of Arc Products in January 2011, Techalloy and Torchmate in July 2011 in the North America Welding segment and the acquisitions of Severstal in March 2011 and Mezhgosmetiz-Mtsensk OAO ("MGM") in October 2010 in the Europe Welding segment (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments increased due to a weaker U.S. dollar.
Gross Profit:  Gross profit increased 30.7% to $736,737 during 2011 compared with $563,819 in 2010. As a percentage of Net sales, Gross profit increased slightly to 27.3% in 2011 compared with 27.2% in 2010. The increase was the result of pricing increases and operating leverage offset by rising material costs and lower margins from the acquisitions of MGM, Severstal and Techalloy. In the prior year, the South America Welding segment recorded charges of $5,755 resulting from the change in functional currency and related devaluation of the Venezuelan currency. Foreign currency exchange rates had an $11,125 favorable translation impact in 2011.
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
Rationalization and Asset Impairment Charges (Gains):  In 2011, the Company recorded $282 in charges primarily related to rationalization actions initiated in 2009. See "Rationalization and Asset Impairments" for additional information.
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
Income Taxes:  The Company recorded $84,318 of tax expense on pre-tax income of $301,331, resulting in an effective tax rate of 28.0% for 2011. The effective income tax rate is lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions, the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided and a tax benefit of $4,844 for tax audit settlements.
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

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisition, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2011:

		Change in Net Sales due to:
	Net Sales 2010	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2011
Operating Segments
North America Welding	$1,013,193	$194,618	$54,452	$41,839	$5,397	$1,309,499
Europe Welding	359,925	42,376	66,425	20,390	19,576	508,692
Asia Pacific Welding	324,092	26,198	—	3,305	22,681	376,276
South America Welding	117,419	24,209	—	11,618	3,438	156,684
The Harris Products Group	255,543	18,625	—	65,753	3,537	343,458
Consolidated	$2,070,172	$306,026	$120,877	$142,905	$54,629	$2,694,609
% Change
North America Welding		19.2%	5.4%	4.1%	0.5%	29.2%
Europe Welding		11.8%	18.5%	5.7%	5.4%	41.3%
Asia Pacific Welding		8.1%	—	1.0%	7.0%	16.1%
South America Welding		20.6%	—	9.9%	2.9%	33.4%
The Harris Products Group		7.3%	—	25.7%	1.4%	34.4%
Consolidated		14.8%	5.8%	6.9%	2.6%	30.2%
Net sales volume for 2011 increased for all operating segments as a result of higher demand levels from expanding industrial economies associated with the improved global economy and modest market share gains. Product pricing increased for all operating segments due to the realization of price increases implemented in response to increases in raw material costs. Product pricing in the South America Welding segment reflected a higher inflationary environment, particularly in Venezuela. Product pricing increased in The Harris Products Group segment due to the pass-through effect of higher commodity costs, particularly silver and copper. The increase in Net sales from acquisitions was due to the acquisitions of Arc Products in January 2011, Techalloy and Torchmate in July 2011 in the North America Welding segment and the acquisitions of Severstal in March 2011 and Mezhgosmetiz-Mtsensk OAO ("MGM") in October 2010 in the Europe Welding segment (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments increased due to a weaker U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted: Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted. The following table presents EBIT, as adjusted for 2011 by segment compared with 2010:

	Twelve Months Ended
	December 31,
	2011	2010	$ Change	% Change
North America Welding:
Net sales	$1,309,499	$1,013,193	296,306	29.2%
Inter-segment sales	136,314	108,849	27,465	25.2%
Total Sales	$1,445,813	$1,122,042	323,771	28.9%

EBIT, as adjusted	$227,924	$162,192	65,732	40.5%
As a percent of total sales	15.8%	14.5%		1.3%

Europe Welding:
Net sales	$508,692	$359,925	148,767	41.3%
Inter-segment sales	17,422	13,330	4,092	30.7%
Total Sales	$526,114	$373,255	152,859	41.0%

EBIT, as adjusted	$36,171	$17,023	19,148	112.5%
As a percent of total sales	6.9%	4.6%		2.3%

Asia Pacific Welding:
Net sales	$376,276	$324,092	52,184	16.1%
Inter-segment sales	15,614	12,546	3,068	24.5%
Total Sales	$391,890	$336,638	55,252	16.4%

EBIT, as adjusted	$2,629	$1,752	877	50.1%
As a percent of total sales	0.7%	0.5%		0.2%

South America Welding:
Net sales	$156,684	$117,419	39,265	33.4%
Inter-segment sales	494	1,216	(722)	(59.4%)
Total Sales	$157,178	$118,635	38,543	32.5%

EBIT, as adjusted	$12,895	$7,554	5,341	70.7%
As a percent of total sales	8.2%	6.4%		1.8%

The Harris Products Group:
Net sales	$343,458	$255,543	87,915	34.4%
Inter-segment sales	8,496	6,641	1,855	27.9%
Total Sales	$351,954	$262,184	89,770	34.2%

EBIT, as adjusted	$25,151	$12,311	12,840	104.3%
As a percent of total sales	7.1%	4.7%		2.4%
EBIT, as adjusted and as a percent of total sales increased for all segments in 2011 as compared with 2010. The North America Welding segment growth was primarily due to improved leverage on a 19.2% increase in volumes and price increases of 4.1%. The increase at the Europe Welding segment was primarily due to improved leverage on 11.8% increase in volumes and price increases of 5.7%. The Asia Pacific Welding segment increase was due to improved leverage on an 8.1% increase in volumes. The South America Welding segment increase was a result of product pricing increases of 9.9% exceeding increasing inflationary costs and improved leverage on a 20.6% increase in volumes. The Harris Products Group segment growth was primarily due to improved leverage on a 14.8% increase in volumes and price increases of 6.9% exceeding increasing raw material costs.

In 2011, EBIT, as adjusted, for the Europe Welding and Asia Pacific Welding segments excluded special items net charges of $188 and $93, respectively, primarily related to employee severance and other cost associated with the consolidation of manufacturing operations. The Europe Welding segment special items also include a loss of $204 on the sale of assets at a rationalized operation. The Asia Pacific Welding segment special items also include a gain of $203 on the sale of assets at a rationalized operation.
In 2010, EBIT, as adjusted, for the Europe Welding and Asia Pacific Welding segments excluded special items net charges of $1,990 and $427, respectively, primarily related to employee severance and other cost associated with the consolidation of manufacturing operations. The Europe Welding segment special items also include a charge of $496 in related asset impairments. The Asia Pacific Welding segment special items also include a gain of $4,555 on the disposal of assets at a rationalized operation. EBIT, as adjusted, for the South America Welding segment excluded special item net charges of $3,123 related to the change in functional currency and devaluation of the Venezuelan currency. EBIT, as adjusted, for The Harris Products Group segment excluded a net charge of $871 related to environmental costs associated with the sale of property at a rationalized operation.
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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2012	2011	2010
Operating income as reported	$362,081	$296,680	$186,430
Special items (pre-tax):
Rationalization charges (gains)	7,512	282	(1,267)
Impairment charges	1,842	—	883
Venezuela statutory severance obligation	1,381	—	—
Venezuela – functional currency change and devaluation	—	—	3,123
Adjusted operating income	$372,816	$296,962	$189,169
Special items included in Operating income during 2012 include net rationalization charges of $7,512, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations initiated in 2012, partially offset by gains on the disposal of assets at rationalized operations, asset impairment charges of $1,842 and a net charge of $1,381 related to the change in Venezuelan labor law, which provides for increased employee severance obligations.
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

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
Net income as reported	$257,411	$217,186	$130,244
Special items (after-tax):
Rationalization charges (gains)	6,153	237	(1,695)
Impairment charges	1,289	—	801
Venezuela statutory severance obligation	906	—	—
Venezuela – functional currency change and devaluation	—	—	3,560
Income from tax adjustment resulting from change in applicable tax regulations	—	—	(5,092)
Adjustment for tax audit settlements	—	(4,844)	—
Non-controlling interests charges associated with special items	—	—	1,782
Adjusted net income	$265,759	$212,579	$129,600
Diluted earnings per share as reported	$3.06	$2.56	$1.53
Special items per share	0.10	(0.05)	(0.01)
Adjusted diluted earnings per share	$3.16	$2.51	$1.52
Net income for 2012 includes net rationalization charges of $6,153, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations initiated in 2012 partially offset by gains on the disposal of assets at rationalized operations, asset impairment charges of $1,289 and a net charge of $906 related to the change in Venezuelan labor law, which provides for increased employee severance obligations.
Net income for 2011 includes net rationalization and asset impairment charges of $237 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009. Special items for 2011 also include a gain of $4,844 related to a favorable adjustment for tax audit settlements.
The Company's 2010 rationalization activities to align the business to current market conditions resulted in net gains of $1,695 primarily related to the sale of property and asset disposals and asset impairment charges of $801. Net income also includes a net charge of $3,560 related to the change in functional currency and devaluation of the Venezuelan currency, income of $5,092 due to an adjustment in tax liabilities for a change in applicable tax regulations, a gain of $108 in non-controlling interests related to the impairment of assets for a majority-owned consolidated subsidiary and a charge of $1,890 in non-controlling interests related to the disposal of assets for a majority-owned consolidated subsidiary.
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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Cash provided by operating activities	$327,484	$193,518	$156,978	$133,966	$36,540
Cash used by investing activities:	(187,471)	(130,796)	(69,400)	(56,675)	(61,396)
Capital expenditures	(52,715)	(65,813)	(60,565)	13,098	(5,248)
Acquisition of businesses, net of cash acquired	(134,602)	(66,229)	(18,856)	(68,373)	(47,373)
Proceeds from the sale of property, plant and equipment	1,387	1,246	10,021	141	(8,775)
Other investing activities	(1,541)	—	—	(1,541)	—
Cash used by financing activities:	(216,838)	(63,370)	(109,507)	(153,468)	46,137
(Payments) proceeds on short-term borrowings, net	(4,533)	8,981	(18,599)	(13,514)	27,580
Payments on long-term borrowings, net	(84,770)	(1,032)	(8,580)	(83,738)	7,548
Proceeds from exercise of stock options	18,776	11,351	3,508	7,425	7,843
Tax benefit from exercise of stock options	7,819	2,916	1,210	4,903	1,706
Purchase of shares for treasury	(81,018)	(36,997)	(39,682)	(44,021)	2,685
Cash dividends paid to shareholders	(73,112)	(51,935)	(47,364)	(21,177)	(4,571)
Other financing activities	—	3,346	—	(3,346)	3,346
Decrease in Cash and cash equivalents	(74,637)	(5,092)	(21,943)
Cash and cash equivalents decreased 20.7%, or $74,637, to $286,464 as of December 31, 2012, from $361,101 as of December 31, 2011. This decrease was predominantly due to the Company's repayment of the $80,000 senior unsecured note at maturity, cash used in the acquisition of businesses of $134,602, purchases of common shares for treasury of $81,018, cash dividends paid to shareholders of $73,112 and a $89,448 deposit for tax and interest assessed by the Canada Revenue Agency (“CRA”) offset by cash provided by operating activities. This compares with a decrease of 1.4%, or $5,092, in Cash and cash equivalents during 2011.
Cash provided by operating activities for 2012 increased $133,966 from 2011. The increase was predominantly due to lower net operating working capital requirements and increased Net income for the year ended December 31, 2012, compared with the year ended December 31, 2011, offset by the $89,448 deposit for tax and interest assessed by the CRA. Net operating working capital, defined as the sum of Accounts receivable and Total inventory less Trade accounts payable, decreased $102,155 in 2012 compared with an increase of $110,525 in 2011. Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, decreased to 18.8% at December 31, 2012 compared with 21.0% at December 31, 2011. Days sales in inventory increased to 94.3 days at December 31, 2012 from 92.5 days at December 31, 2011. Accounts receivable days decreased to 51.8 days at December 31, 2012 from 53.5 days at December 31, 2011. Average days in accounts payable increased to 43.9 days at December 31, 2012 from 35.1 days at December 31, 2011.
Cash used by investing activities increased by $56,675 for 2012 compared with 2011. This reflects a decrease in capital expenditures of $13,098 from 2011 and an increase in the acquisition of businesses of $68,373 from 2011. The Company anticipates capital expenditures of $60,000 in 2013. Anticipated capital expenditures reflect investments for capital maintenance, to improve operational effectiveness and the Company's continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company's facilities.
Cash used by financing activities for 2012 increased $153,468 from 2011. The increase was predominantly due to higher net payments of long-term borrowings of $83,738, due primarily to the Company's repayment of the $80,000 senior unsecured note, higher purchases of common shares for treasury of $44,021 and higher cash dividends paid to shareholders of $21,177, including the December dividend payment of $16,533 that would generally be paid in January 2013.
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
The Company's debt levels decreased from $103,378 at December 31, 2011 to $20,275 at December 31, 2012. Debt to total invested capital decreased to 1.5% at December 31, 2012 from 8.0% at December 31, 2011. The decrease was predominantly due to the repayment of the Company's $80,000 senior unsecured note on March 12, 2012.
The Company paid $73,112 in cash dividends to its shareholders in the year ended December 31, 2012.
The Company has a share repurchase program for up to 30 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2012, the Company purchased 1,779,384 shares at a cost of $80,178. As of December 31, 2012, 3,342,373 shares remained available for repurchase under the stock repurchase program.
The Company made voluntary contributions to its U.S. defined benefit plans of $60,277, $30,000 and $41,500 in 2012, 2011 and 2010, respectively. The Company expects to voluntarily contribute approximately $103,000 to its U.S. plans in 2013. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2013.
As discussed in Note 12 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the CRA for 2004 to 2011, which would disallow the deductibility of inter-company dividends. These adjustments would increase Canadian federal and provincial tax due by $62,120 plus approximately $17,156 of interest, net of tax. The Company disagrees with the position taken by the CRA and believes it is without merit. The Company will vigorously contest the assessment through the Tax Court of Canada. A trial date has not yet been scheduled. In connection with the litigation process, the Company is required to deposit no less than one half of the tax and interest assessed by the CRA. The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge. Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset as of December 31, 2012. Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.
Rationalization and Asset Impairments
In 2012, the Company recorded rationalization and asset impairment net charges of $9,354 for the year ended December 31, 2012 resulting from rationalization activities primarily initiated in 2012. The Company initiated a number of rationalization activities in 2012 to align its business to current market conditions. The 2012 net charges include $7,512 primarily related to employee severance and other related costs, partially offset by gains from sales of assets at rationalized operations and $1,842 in asset impairment charges.
In 2011, the Company recorded rationalization and asset impairment net charges of $282 for the year ended December 31, 2011 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The Company initiated a number of rationalization activities in 2009 to align its business to current market conditions. The 2011 net charges include $259 primarily related to employee severance and other related costs and $23 in asset impairment charges.
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
Acquisitions
On December 31, 2012, the Company completed the acquisition of the privately-held automated systems and tooling manufacturer, Tennessee Rand, Inc. ("Tenn Rand"). Tenn Rand, based in Chattanooga, Tennessee, is a leader in the design and manufacture of tooling and robotic systems for welding applications. The acquisition added tool design, system building and machining capabilities that will enable the Company to further expand its welding automation business. Annual sales for Tenn Rand at the date of acquisition were approximately $35,000.
On November 13, 2012, the Company completed the acquisition of Kaliburn from ITT Corporation. Kaliburn, headquartered in Ladson, South Carolina, is a designer and manufacturer of shape cutting solutions, producer of shape cutting control systems and manufacturer of web tension transducers and engineered machine systems. The acquisition added to the Company's cutting business portfolio. Annual sales for Kaliburn as of the date of acquisition were approximately $36,000.
On May 17, 2012, the Company completed the acquisition of Wayne Trail. Wayne Trail, based in Ft. Loramie, Ohio, is a manufacturer of automated systems and tooling, serving a wide range of applications in the metal processing market.  The acquisition added to the Company’s welding and automated solutions portfolio.  Annual sales for Wayne Trail at the date of acquisition were approximately $50,000.
On March 6, 2012, the Company completed the acquisition of Weartech. Weartech, based in Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Sales for Weartech during 2011 were approximately $40,000.
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $143,504 in cash, net of cash acquired, and assumed debt. The fair value of net assets acquired was $75,764, resulting in goodwill of $67,740. Some of the purchase price allocations are preliminary and subject to final opening balance sheet adjustments.
On July 29, 2011, the Company acquired substantially all of the assets of Techalloy. Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables. The acquisition added to the Company's consumables portfolio. Annual sales for Techalloy at the date of acquisition were approximately $70,000.
On July 29, 2011, the Company acquired substantially all of the assets of Torchmate. Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems. The acquisition added to the Company's plasma and oxy-fuel cutting product offering. Annual sales for Torchmate at the date of acquisition were approximately $13,000.
On March 11, 2011, the Company completed the acquisition of Severstal. Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world's leading vertically integrated steel and mining companies. This acquisition expanded the Company's capacity and distribution channels in Russia and the Commonwealth of Independent States ("CIS"). Sales for Severstal during 2010 were approximately $40,000.
On January 31, 2011, the Company acquired substantially all of the assets of Arc Products. Arc Products was a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California. Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities. The acquisition will complement the Company's ability to serve global customers in the nuclear, power generation and process industries worldwide. Sales for Arc Products during 2010 were not significant.
The Company acquired Techalloy, Torchmate, Severstal and Arc Products for approximately $65,321 in cash and assumed debt and a contingent consideration liability fair valued at $3,806. The contingent consideration is based upon estimated sales at the related acquisition for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period. The fair value of net assets acquired was $46,837, resulting in goodwill of $22,290.
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
Debt
During March 2002, the Company issued Senior Unsecured Notes (the "Notes") totaling $150,000 with original maturities ranging from five to ten years and a weighted-average interest rate of 6.1%. The proceeds were used for general corporate purposes, including acquisitions, and were generally invested in short-term, highly liquid investments. The Company repaid the $40,000 Series A Notes in March 2007, the $30,000 Series B Notes in March 2009 and the $80,000 Series C Notes in March 2012.
The Company has no interest rate swaps outstanding at December 31, 2012.
At December 31, 2012 and 2011, the fair value of long-term debt, including the current portion, was approximately $1,919 and $84,110, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Revolving Credit Agreement
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Short-term Borrowings
The Company's short-term borrowings included in "Amounts due banks" were $18,220 and $19,922 at December 31, 2012 and 2011, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 11.3% and 11.6%, respectively.
Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2012 are as follows:

	Payments Due By Period
	Total	2013	2014 to 2015	2016 to 2017	2018 and Beyond
Long-term debt, including current portion	$1,788	$366	$622	$188	$612
Interest on long-term debt	160	38	49	30	43
Capital lease obligations	267	93	95	79	—
Short-term debt	18,220	18,220	—	—	—
Interest on short-term debt	844	844	—	—	—
Operating leases	46,219	12,624	16,257	10,256	7,082
Purchase commitments(1)	155,480	154,823	482	158	17
Total	$222,978	$187,008	$17,505	$10,711	$7,754
_______________________________________________________________________________

(1)	Purchase commitments include contractual obligations for raw materials and services.
As of December 31, 2012, there was $25,255 of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 12 to the Company's consolidated financial statements for further discussion.
The Company expects to voluntarily contribute approximately $103,000 to the U.S. pension plans in 2013.
Stock-Based Compensation
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2012, there were 2,517,228 common shares available for future grant under all plans.
Under these plans, options, restricted shares and restricted stock units granted were 567,023 in 2012, 648,561 in 2011 and 603,874 in 2010. The Company issued shares of common stock from treasury upon all exercises of stock options and the granting of restricted stock awards in 2012, 2011 and 2010.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2012, 2011 and 2010 was $8,961, $6,610 and $8,213, respectively. The related tax benefit for 2012, 2011 and 2010 was $3,409, $2,515 and $3,112, respectively. As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $23,718, which is expected to be recognized over a weighted average period of approximately 37 months.

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2012, was $54,178 and $47,464, respectively. The total intrinsic value of awards exercised during 2012, 2011 and 2010 was $18,776, $10,028 and $4,270 respectively.
Product Liability Costs
Product liability costs have historically been significant particularly with respect to welding fume claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs which are recognized in the periods incurred. Product liability costs decreased $2,922 in 2012 compared with 2011 primarily due to reduced trial activity.
The long-term impact of the welding fume loss contingency, in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company's Credit Agreement.
New Accounting Pronouncements
New Accounting Standards to be Adopted:
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of the adoption of ASU 2013-02 on the Company's financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. In accordance with this update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of the adoption of ASU 2012-02 on the Company's financial statements.
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires an entity to disclose information about financial instruments and derivative instruments that are subject to offsetting, master netting or other similar arrangements, to illustrate the effect or potential effect of those arrangements on the Company's financial position. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of ASU 2011-11. The amendments are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on the Company's financial statements.
Critical Accounting Policies
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2012. The Company believes the following are some of the more critical judgment areas in the application of its accounting policies that affect its financial condition and results of operations.

Legal and Tax Contingencies
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves.
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
The Company maintains reserves for estimated income tax exposures for many jurisdictions. Exposures are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may materially differ from these estimates. See Note 12 to the Company's consolidated financial statements and "Item 3. Legal Proceedings" section of this Annual Report on Form 10-K for further discussion of tax contingencies.
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
Foreign currency transaction losses are included in "Selling, general & administrative expenses" and were $4,608, $4,904 and $118 in 2012, 2011 and 2010, respectively.
Venezuela – Highly Inflationary Economy
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. In remeasuring the financial statements, the official exchange rate for non-essential goods of 4.3 (the "Non-Essential Rate") is used as this is the rate expected to be applicable to dividend repatriations.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. The bolivar-denominated monetary net asset position was $31,545 at December 31, 2012 and $6,826 at December 31, 2011. The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.
The Company's ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors. These include, but are not limited to, the Company's ability to mitigate the effect of any potential devaluation and Venezuelan government price exchange controls. If in the future the Company were to convert bolivars at a rate other than the official exchange rate or the official exchange rate is revised, the Company may realize a loss to earnings.
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

The sale of the Venezuelan sovereign debt resulted in a loss of $1,650 recognized in Selling, general & administrative expenses. In 2012 and 2011, the Company was not successful in utilizing this vehicle as a means of converting bolivars to U.S. dollars.
The devaluation of the bolivar and the change to the U.S. dollar as the functional currency resulted in a foreign currency transaction gain of $2,632 in "Selling, general & administrative expenses" and higher "Cost of goods sold" of $5,755 due to the liquidation of inventory valued at the historical exchange rate for the year ended December 31, 2010.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The Non-Essential Rate moved from 4.3 to 6.3 bolivars to one U.S. dollar. The devaluation of the bolivar is expected to result in a foreign currency transaction charge of approximately $8,500 in Selling, general & administrative expenses. This charge will be recognized during the first quarter of 2013. The impact of selling inventories carried at the previous exchange rate is expected to decrease gross profit by approximately $4,000 in 2013. These charges will be recognized during the first half of 2013. The Company also expects that its Venezuelan subsidiary's results of operations will decrease significantly in 2013 due to the new exchange rate.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carry-forwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $3,776 that are not expected to be permanently reinvested were not significant. At December 31, 2012, the Company had approximately $170,175 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2012, a valuation allowance of $38,799 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
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
A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 7.7% and 7.9% at December 31, 2012 and 2011, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2012, investment returns were 11.1% compared with a return of 4.1% in 2011. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,800.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption to be used, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA- or better. The Company determined this rate to be 3.8% at December 31, 2012 and 4.2% at December 31, 2011. A 10 basis point change in the discount rate would increase or decrease pension expense by approximately $1,100.
Pension expense relating to the Company's defined benefit plans was $36,258, $26,370 and $29,123 in 2012, 2011 and 2010, respectively. The Company expects 2013 defined benefit pension expense to increase by approximately $200 to $500.

The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $417,967 as of December 31, 2012 and $408,000 as of December 31, 2011. The increase is primarily the result of an increase in actuarial losses. Actuarial losses arising during 2012 are primarily attributable to a lower discount rate.
The Company made voluntary contributions to its U.S. defined benefit plans of $60,277, $30,000 and $41,500 in 2012, 2011 and 2010, respectively. The Company expects to voluntarily contribute $103,000 to its U.S. plans in 2013. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2013.
Inventories
Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out ("LIFO") method, and for non-U.S. inventories, cost is determined by the first-in, first-out ("FIFO") method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $72,173 at December 31, 2012 and $78,292 at December 31, 2011.
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
The fair value of goodwill for all of the Company's operating business units exceeded its carrying value by at least 10% as of the testing date during the fourth quarter of 2012. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.

Stock-Based Compensation
The Company utilizes the Black-Scholes option pricing model for estimating fair values of options. The Black-Scholes model requires assumptions regarding the volatility of the Company's stock, the expected life of the stock award and the Company's dividend yield. The Company utilizes historical data in determining these assumptions. An increase or decrease in the assumptions or economic events outside of management's control could have a direct impact on the Black-Scholes model.
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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2012, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company's current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2012 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 2012, the Company hedged certain third-party and inter-company purchases and sales. At December 31, 2012, the Company had foreign exchange contracts with a notional value of approximately $39,597. At December 31, 2012, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company's financial statements.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 2012 would not materially affect the Company's financial statements.
Interest Rate Risk
As of December 31, 2012, the Company had no interest rate swaps outstanding. Additionally, the Company had no outstanding borrowings under the Credit Agreement, therefore an interest rate increase would have no effect on interest expense.
The fair value of the Company's Cash and cash equivalents at December 31, 2012 approximated carrying value. The Company's financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.
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

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012 based on the framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2013 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2013.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2013 proxy statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2013 proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2013 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 9 to the Company's consolidated financial statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2013 proxy statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2013 proxy statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets – December 31, 2012 and 2011
Consolidated Statements of Income – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
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

10.2*
1998 Stock Plan (Amended, Restated and Renamed as of May 1, 2003) (filed as Appendix B to the Lincoln Electric Holdings, Inc. proxy statement dated March 31, 2003, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.3*
Amendment No. 1 to the 1998 Stock Plan (Amended, Restated and Renamed Effective May 1, 2003) dated October 20, 2006 (filed as Exhibit 10.6 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2007, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.4*
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

10.7*
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

10.10*
Description of Management Incentive Plan (filed as Exhibit 10(e) to Form 10-K of The Lincoln Electric Company for the year ended December 31, 1995, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.11*
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

10.17*
2006 Equity and Performance Incentive Plan (Restated as of March 3, 2011) (filed as Annex A to the Lincoln Electric Holdings, Inc. proxy statement dated March 18, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.30*
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
Vincent K. Petrella Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER L. MAPES	/s/ VINCENT K. PETRELLA
Christopher L. Mapes, President and Chief Executive Officer (principal executive officer) February 22, 2013	Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 22, 2013

/s/ JOHN M. STROPKI, JR.	/s/ VINCENT K. PETRELLA
John M. Stropki, Jr., Executive Chairman of the Board February 22, 2013	Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 22, 2013

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Curtis E. Espeland February 22, 2013	Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 22, 2013

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 22, 2013	Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 22, 2013

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 22, 2013	Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 22, 2013

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald, III, Director February 22, 2013	Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 22, 2013

/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 22, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 22, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 22, 2013

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$286,464	$361,101
Accounts receivable (less allowance for doubtful accounts of $8,654 in 2012; $7,079 in 2011)	360,662	386,197
Inventories
Raw materials	119,963	117,194
Work-in-process	41,805	42,103
Finished goods	203,122	213,941
Total inventory	364,890	373,238
Deferred income taxes	16,670	15,102
Other current assets	104,130	83,632
Total Current Assets	1,132,816	1,219,270
Property, Plant and Equipment
Land	44,510	42,891
Buildings	343,867	322,626
Machinery and equipment	732,461	724,801
	1,120,838	1,090,318
Less accumulated depreciation	634,602	619,867
Property, Plant and Equipment, Net	486,236	470,451
Other Assets
Equity investments in affiliates	24,606	24,618
Intangibles, net	132,902	94,471
Goodwill	132,903	65,101
Long-term investments	31,187	30,176
Deferred income taxes	44,639	57,568
Other non-current assets	104,574	15,121
Total Other Assets	470,811	287,055
TOTAL ASSETS	$2,089,863	$1,976,776
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2012	2011
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$18,220	$19,922
Trade accounts payable	209,647	176,312
Accrued employee compensation and benefits	68,698	55,670
Accrued expenses	29,420	30,243
Accrued taxes, including income taxes	45,505	21,964
Accrued pensions	3,639	10,348
Dividends payable	—	14,186
Customer advances	26,335	15,473
Other current liabilities	38,347	45,428
Current portion of long-term debt	456	81,496
Total Current Liabilities	440,267	471,042
Long-Term Liabilities
Long-term debt, less current portion	1,599	1,960
Accrued pensions	216,189	232,175
Deferred income taxes	8,349	17,606
Accrued taxes	35,550	35,693
Other long-term liabilities	29,588	25,058
Total Long-Term Liabilities	291,275	312,492
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2012 and 2011; outstanding – 82,944,817 shares in 2012 and 83,757,366 shares in 2011	9,858	9,858
Additional paid-in capital	205,124	179,104
Retained earnings	1,682,668	1,484,393
Accumulated other comprehensive loss	(235,400)	(247,881)
Treasury shares, at cost – 15,636,617 shares in 2012 and 14,824,068 shares in 2011	(319,877)	(248,528)
Total Shareholders' Equity	1,342,373	1,176,946
Non-controlling interests	15,948	16,296
Total Equity	1,358,321	1,193,242
TOTAL LIABILITIES AND EQUITY	$2,089,863	$1,976,776
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$2,853,367	$2,694,609	$2,070,172
Cost of goods sold	1,986,711	1,957,872	1,506,353
Gross profit	866,656	736,737	563,819
Selling, general & administrative expenses	495,221	439,775	377,773
Rationalization and asset impairment charges (gains)	9,354	282	(384)
Operating income	362,081	296,680	186,430
Other income (expense):
Interest income	3,988	3,121	2,381
Equity earnings in affiliates	5,007	5,385	3,171
Other income	2,685	2,849	1,817
Interest expense	(4,191)	(6,704)	(6,691)
Total other income (expense)	7,489	4,651	678
Income before income taxes	369,570	301,331	187,108
Income taxes	112,354	84,318	54,898
Net income including non-controlling interests	257,216	217,013	132,210
Non-controlling interests in subsidiaries' (loss) earnings	(195)	(173)	1,966
Net income	$257,411	$217,186	$130,244

Basic earnings per share	$3.10	$2.60	$1.54
Diluted earnings per share	$3.06	$2.56	$1.53

Cash dividends declared per share	$0.710	$0.635	$0.575
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net income including non-controlling interests	$257,216	$217,013	$132,210
Other comprehensive income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of $(201) in 2012; $264 in 2011; $302 in 2010	(832)	1,264	292
Defined pension plan activity, net of tax of $3,492 in 2012; $47,413 in 2011; $893 in 2010	(6,475)	(79,936)	(2,024)
Currency translation adjustment	19,635	(26,773)	9,874
Other comprehensive income (loss)	12,328	(105,445)	8,142
Comprehensive income	269,544	111,568	140,352
Comprehensive (loss) income attributable to non-controlling interests	(348)	315	2,652
Comprehensive income attributable to shareholders	$269,892	$111,253	$137,700
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2009	85,274	$9,858	$154,511	$1,239,004	$(149,404)	$(181,623)	$13,329	$1,085,675
Net income				130,244			1,966	132,210
Unrecognized amounts from defined benefit pension plans, net of tax					(2,024)			(2,024)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					292			292
Currency translation adjustment					9,188		686	9,874
Cash dividends declared – $0.575 per share				(48,696)				(48,696)
Issuance of shares under benefit plans	374		7,936			3,893		11,829
Purchase of shares for treasury	(1,406)					(39,682)		(39,682)
Balance at December 31, 2010	84,242	9,858	162,447	1,320,552	(141,948)	(217,412)	15,981	1,149,478
Net income				217,186			(173)	217,013
Unrecognized amounts from defined benefit pension plans, net of tax					(79,936)			(79,936)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					1,264			1,264
Currency translation adjustment					(27,261)		488	(26,773)
Cash dividends declared – $0.635 per share				(53,345)				(53,345)
Issuance of shares under benefit plans	593		16,657			5,881		22,538
Purchase of shares for treasury	(1,078)					(36,997)		(36,997)
Balance at December 31, 2011	83,757	9,858	179,104	1,484,393	(247,881)	(248,528)	16,296	1,193,242
Net income				257,411			(195)	257,216
Unrecognized amounts from defined benefit pension plans, net of tax					(6,475)			(6,475)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(832)			(832)
Currency translation adjustment					19,788		(153)	19,635
Cash dividends declared – $0.710 per share				(59,136)				(59,136)
Issuance of shares under benefit plans	985		26,020			9,669		35,689
Purchase of shares for treasury	(1,797)					(81,018)		(81,018)
Balance at December 31, 2012	82,945	$9,858	$205,124	$1,682,668	$(235,400)	$(319,877)	$15,948	$1,358,321
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$257,411	$217,186	$130,244
Non-controlling interests in subsidiaries' (loss) earnings	(195)	(173)	1,966
Net income including non-controlling interests	257,216	217,013	132,210
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges (gains)	1,740	23	(4,391)
Depreciation and amortization	65,334	62,051	57,357
Equity loss (earnings) in affiliates, net	160	(1,971)	(600)
Deferred income taxes	(2,137)	15,139	4,387
Stock-based compensation	8,961	6,610	8,213
Amortization of terminated interest rate swaps	(430)	(1,867)	(1,867)
Pension expense	35,515	26,370	29,123
Pension contributions and payments	(69,646)	(36,322)	(47,205)
Other, net	3,118	2,858	(1,491)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	57,759	(67,518)	(47,958)
Decrease (increase) in inventories	28,286	(51,679)	(28,912)
(Increase) decrease in other current assets	(9,506)	(2,857)	4,956
Increase in accounts payable	16,110	8,672	47,323
Increase in other current liabilities	21,887	20,838	8,836
Net change in other long-term assets and liabilities	(86,883)	(3,842)	(3,003)
NET CASH PROVIDED BY OPERATING ACTIVITIES	327,484	193,518	156,978
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,715)	(65,813)	(60,565)
Acquisition of businesses, net of cash acquired	(134,602)	(66,229)	(18,856)
Proceeds from sale of property, plant and equipment	1,387	1,246	10,021
Other investing activities	(1,541)	—	—
NET CASH USED BY INVESTING ACTIVITIES	(187,471)	(130,796)	(69,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	2,518	23,224	13,319
Payments on short-term borrowings	(4,293)	(15,446)	(12,896)
Amounts due banks, net	(2,758)	1,203	(19,022)
Proceeds from long-term borrowings	918	909	150
Payments on long-term borrowings	(85,688)	(1,941)	(8,730)
Proceeds from exercise of stock options	18,776	11,351	3,508
Tax benefit from exercise of stock options	7,819	2,916	1,210
Purchase of shares for treasury	(81,018)	(36,997)	(39,682)
Cash dividends paid to shareholders	(73,112)	(51,935)	(47,364)
Other financing activities	—	3,346	—
NET CASH USED BY FINANCING ACTIVITIES	(216,838)	(63,370)	(109,507)
Effect of exchange rate changes on cash and cash equivalents	2,188	(4,444)	(14)
DECREASE IN CASH AND CASH EQUIVALENTS	(74,637)	(5,092)	(21,943)
Cash and cash equivalents at beginning of year	361,101	366,193	388,136
CASH AND CASH EQUIVALENTS AT END OF YEAR	$286,464	$361,101	$366,193
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest (the "Company") after elimination of all inter-company accounts, transactions and profits.
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
The translation of assets and liabilities originally denominated in foreign currencies into U.S. dollars is for consolidation purposes, and does not necessarily indicate that the Company could realize or settle the reported value of those assets and liabilities in U.S. dollars. Additionally, such a translation does not necessarily indicate that the Company could return or distribute the reported U.S. dollar value of the net equity of its foreign operations to shareholders.
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $4,608, $4,904 and $118 in 2012, 2011 and 2010, respectively.
Venezuela – Highly Inflationary Economy
Venezuela is a highly inflationary economy under U.S. generally accepted accounting principles ("GAAP"). As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. In remeasuring the financial statements, the official exchange rate for non-essential goods of 4.3 bolivars to the U.S. dollar (the "Non-Essential Rate") is used as this is the rate expected to be applicable to dividend repatriations.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. The bolivar-denominated monetary net asset position was $31,545 at December 31, 2012 and $6,826 at December 31, 2011. The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.
In 2010, the Company participated in Venezuelan sovereign debt offerings as a means of converting bolivars to U.S. dollars. The conversion of bolivars to U.S. dollars through Venezuelan sovereign debt offerings generated foreign currency transaction losses as the debt was purchased at the Non-Essential Rate and subsequently sold at a discount. During 2010, the Company acquired $7,672 of Venezuelan sovereign debt at the Non-Essential Rate, which was immediately sold at a discount for $6,022. The sale of the Venezuelan sovereign debt resulted in a loss of $1,650 recognized in Selling, general and administrative expenses.
The devaluation of the bolivar and the change to the U.S. dollar as the functional currency resulted in a foreign currency transaction gain of $2,632 in Selling, general & administrative expenses and higher Cost of goods sold of $5,755 due to the liquidation of inventory valued at the historical exchange rate for the year ended December 31, 2010.
On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. The Non-Essential Rate moved from 4.3 to 6.3 bolivars to one U.S. dollar. The devaluation of the bolivar is expected to result in a foreign currency transaction charge of approximately $8,500 in Selling, general & administrative expenses. This charge will be recognized during the first quarter of 2013. The impact of selling inventories carried at the previous exchange rate is expected

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

to decrease gross profit by approximately $4,000 in 2013. These charges will be recognized during the first half of 2013. The Company also expects that its Venezuelan subsidiary's results of operations will decrease significantly in 2013 due to the new exchange rate.
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
Equity Investments
Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting on a one-month lag basis. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $15,034 at December 31, 2012 and $15,190 at December 31, 2011.
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
Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest costs associated with long-term construction in progress.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Long-Lived Assets
The Company evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.
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
Revenue Recognition
Substantially all of the Company's revenues are recognized when the risks and rewards of ownership and title to the product have transferred to the customer which generally occurs at point of shipment. The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of Sales to arrive at Net sales at the same time the related revenue is recorded.
For contracts accounted for under the percentage of completion method, revenue recognition is based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.
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
(Dollars in thousands, except share and per share amounts)

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
Advertising Costs
Advertising costs are charged to "Selling, general & administrative expenses" as incurred and totaled $12,376, $11,269 and $9,222 in 2012, 2011 and 2010, respectively.
Research and Development
Research and development costs are charged to "Selling, general & administrative expenses" as incurred and totaled $37,305, $32,834 and $29,489 in 2012, 2011 and 2010, respectively.
Bonus
Included in "Selling, general & administrative expenses" are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.- based employees are net of hospitalization costs. Bonus costs were $124,947 in 2012, $104,361 in 2011 and $73,197 in 2010.
Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.
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
New Accounting Pronouncements
New Accounting Standards Adopted:
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 was adopted by the Company on January 1, 2012 and did not have a significant impact on the Company's financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update provides amendments to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. Further, ASU 2011-05 requires the presentation on the face of the financial statements items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendment to present reclassification adjustments was deferred when the FASB issued ASU 2011-12. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05, excluding deferred portions, on January 1, 2012. Refer to the consolidated financial statements herein.
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS's." ASU 2011-04 amends ASC Topic 820, resulting in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards ("IFRS"). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. These amendments are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-04 was adopted by the Company on January 1, 2012 and did not have a significant impact on the Company's financial statements.
New Accounting Standards to be Adopted:
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of the adoption of ASU 2013-02 on the Company's financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. In accordance with this update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of the adoption of ASU 2012-02 on the Company's financial statements.
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires an entity to disclose information about financial instruments and derivative instruments that are subject to offsetting, master netting or other similar arrangements, to illustrate the effect or potential effect of those arrangements on the Company's financial position. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of ASU 2011-11. The amendments are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on the Company's financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$257,411	$217,186	$130,244
Denominator:
Basic weighted average shares outstanding	83,087	83,681	84,407
Effect of dilutive securities - Stock options and awards	1,088	1,027	816
Diluted weighted average shares outstanding	84,175	84,708	85,223
Basic earnings per share	$3.10	$2.60	$1.54
Diluted earnings per share	$3.06	$2.56	$1.53
For the years ended December 31, 2012, 2011 and 2010, common shares subject to equity-based awards of 107,814, 626,135 and 1,504,346, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.
NOTE 3 – ACQUISITIONS
On December 31, 2012, the Company completed the acquisition of the privately-held automated systems and tooling manufacturer, Tennessee Rand, Inc. ("Tenn Rand").  Tenn Rand, based in Chattanooga, Tennessee, is a leader in the design and manufacture of tooling and robotic systems for welding applications. The acquisition added tool design, system building and machining capabilities that will enable the Company to further expand its welding automation business. Annual sales for Tenn Rand in 2012 were approximately $35,000.
On November 13, 2012, the Company completed the acquisition of the Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn") from ITT Corporation. Kaliburn, headquartered in Ladson, South Carolina, is a designer and manufacturer of shape cutting solutions, producer of shape cutting control systems and manufacturer of web tension transducers and engineered machine systems. The acquisitions added to the Company's cutting business portfolio. Annual sales for Kaliburn at the date of acquisition were approximately $36,000.
On May 17, 2012, the Company completed the acquisition of Wayne Trail Technologies, Inc. (“Wayne Trail”).  Wayne Trail, based in Ft. Loramie, Ohio, is a manufacturer of automated systems and tooling, serving a wide range of applications in the metal processing market.  The acquisition added to the Company’s welding and automated solutions portfolio.  Annual sales for Wayne Trail at the date of acquisition were approximately $50,000.
On March 6, 2012, the Company completed the acquisition of Weartech International, Inc. (“Weartech”).  Weartech, based in Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.  Sales for Weartech during 2011 were approximately $40,000.
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $143,504 in cash, net of cash acquired, and assumed debt. The fair value of net assets acquired was $75,764, resulting in goodwill of $67,740. Some of the purchase price allocations are preliminary and subject to final opening balance sheet adjustments.
On July 29, 2011, the Company acquired substantially all of the assets of Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, "Techalloy"). Techalloy, based in Baltimore, Maryland, was a privately-held manufacturer of nickel alloy and stainless steel welding consumables. The acquisition added to the Company's consumables portfolio. Annual sales for Techalloy at the date of acquisition were approximately $70,000.
On July 29, 2011, the Company acquired substantially all of the assets of Applied Robotics, Inc. (d/b/a Torchmate) ("Torchmate"). Torchmate, based in Reno, Nevada, provides a wide selection of computer numeric controlled plasma cutter and oxy-fuel cutting systems. The acquisition added to the Company's plasma and oxy-fuel cutting product offering. Annual sales for Torchmate at the date of acquisition were approximately $13,000.
On March 11, 2011, the Company completed the acquisition of OOO Severstal-metiz: welding consumables ("Severstal"). Severstal is a leading manufacturer of welding consumables in Russia and was a subsidiary of OAO Severstal, one of the world's leading vertically integrated steel and mining companies. This acquisition expanded the Company's capacity and distribution channels in Russia and the Commonwealth of Independent States ("CIS"). Sales for Severstal during 2010 were approximately $40,000.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

On January 31, 2011, the Company acquired substantially all of the assets of SSCO Manufacturing, Inc. (d/b/a Arc Products) ("Arc Products"). Arc Products was a privately-held manufacturer of orbital welding systems and welding automation components based in Southern California. Orbital welding systems are designed to automatically weld pipe and tube in difficult to access locations and for mission-critical applications requiring high weld integrity and sophisticated quality monitoring capabilities. The acquisition will complement the Company's ability to serve global customers in the nuclear, power generation and process industries worldwide. Sales for Arc Products during 2010 were not significant.
The Company acquired Techalloy, Torchmate, Severstal and Arc Products for approximately $65,321 in cash and assumed debt and a contingent consideration liability fair valued at $3,806. The contingent consideration is based upon estimated sales at the related acquisition for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period. The fair value of net assets acquired was $46,837, resulting in goodwill of $22,290.
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
NOTE 4 – GOODWILL AND INTANGIBLES
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
Fair values are determined using established business valuation multiples and models developed by the Company that incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods. The Company's annual impairment test of goodwill and indefinite-lived intangible assets in 2012 resulted in no impairment loss being recognized.
The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012 and 2011 were as follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance as of January 1, 2011	$5,069	$16,379	$5,030	$565	$18,909	$45,952
Additions and adjustments	13,478	9,543	—	—	(1,247)	21,774
Foreign currency translation	(33)	(2,055)	178	(4)	(711)	(2,625)
Balance as of December 31, 2011	18,514	23,867	5,208	561	16,951	65,101
Additions and adjustments	67,740	66	—	—	(1,109)	66,697
Foreign currency translation	23	1,424	40	53	(435)	1,105
Balance as of December 31, 2012	$86,277	$25,357	$5,248	$614	$15,407	$132,903
Additions to goodwill primarily reflect goodwill recognized in the acquisitions of Weartech, Wayne Trail, Kaliburn and Tenn Rand in 2012 and the acquisitions of Arc Products, Severstal, Torchmate and Techalloy in 2011 (see Note 3). Reductions to goodwill result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial reporting purposes.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Gross and net intangible assets other than goodwill by asset class as of December 31, 2012 and 2011 were as follows:

		December 31, 2012
	Weighted Average Life	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	12	$30,611	$9,493	$18,276	$39,394
Customer relationships	16	63,906	12,099	—	51,807
Patents	19	20,882	5,103	—	15,779
Other	14	44,769	18,847	—	25,922
Total		$160,168	$45,542	$18,276	$132,902

	December 31, 2011
	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	$18,559	$8,020	$18,081	$28,620
Customer relationships	40,818	7,875	—	32,943
Patents	18,677	3,927	—	14,750
Other	33,148	14,990	—	18,158
Total	$111,202	$34,812	$18,081	$94,471
Additions to gross and net intangible assets primarily reflect assets and related amortization recognized in the acquisitions of Weartech, Wayne Trail, Kaliburn and Tenn Rand in 2012. Aggregate amortization expense was $10,641, $6,661 and $5,390 for 2012, 2011 and 2010, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $12,282 in 2013, $10,512 in 2014, $10,099 in 2015, $9,320 in 2016 and $8,816 in 2017.
NOTE 5 – SEGMENT INFORMATION
The Company's primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. The Company also has a leading global position in the brazing and soldering alloys market. The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East. The other two welding segments include welding operations in Asia Pacific and South America, respectively. The fifth segment, The Harris Products Group, includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States.
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes ("EBIT"), as adjusted. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories are reported on a LIFO basis. Segment and consolidated income before interest and income taxes are reported on a LIFO basis. At December 31, 2012, 2011 and 2010, approximately 34%, 31% and 30%, respectively, of total inventories were valued using the LIFO method. LIFO is used for certain domestic inventories included in the North America Welding segment. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments on a basis that management believes to be reasonable. Certain corporate-level expenses may not be allocated to the operating segments and are reported as Corporate/Eliminations.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the Year Ended December 31, 2012
Net sales	$1,580,818	$452,227	$324,482	$161,483	$334,357	$—	$2,853,367
Inter-segment sales	131,062	16,048	14,829	38	8,549	(170,526)	$—
Total	$1,711,880	$468,275	$339,311	$161,521	$342,906	$(170,526)	$2,853,367
EBIT, as adjusted	$293,070	$37,299	$7,247	$18,301	$29,477	$(4,886)	$380,508
Special items charge (gain)	827	3,534	4,993	1,381	—	—	$10,735
EBIT	$292,243	$33,765	$2,254	$16,920	$29,477	$(4,886)	$369,773
Interest income							3,988
Interest expense							(4,191)
Income before income taxes							$369,570

Total assets	$980,093	$451,654	$350,189	$134,650	$195,881	$(22,604)	$2,089,863
Equity investments in affiliates	—	21,798	—	2,808	—	—	$24,606
Capital expenditures	36,834	5,372	8,833	899	831	(54)	$52,715
Depreciation and amortization	33,479	11,008	15,102	1,878	3,934	(67)	$65,334
For the Year Ended December 31, 2011
Net sales	$1,309,499	$508,692	$376,276	$156,684	$343,458	$—	$2,694,609
Inter-segment sales	136,314	17,422	15,614	494	8,496	(178,340)	$—
Total	$1,445,813	$526,114	$391,890	$157,178	$351,954	$(178,340)	$2,694,609
EBIT, as adjusted	$227,924	$36,171	$2,629	$12,895	$25,151	$426	$305,196
Special items charge (gain)	—	392	(110)	—	—	—	$282
EBIT	$227,924	$35,779	$2,739	$12,895	$25,151	$426	$304,914
Interest income							3,121
Interest expense							(6,704)
Income before income taxes							$301,331

Total assets	$771,315	$436,327	$380,282	$110,781	$181,916	$96,155	$1,976,776
Equity investments in affiliates	—	20,500	—	4,118	—	—	$24,618
Capital expenditures	31,826	8,566	21,498	2,314	1,792	(183)	$65,813
Depreciation and amortization	29,237	11,736	14,663	2,033	4,714	(332)	$62,051
For the Year Ended December 31, 2010
Net sales	$1,013,193	$359,925	$324,092	$117,419	$255,543	$—	$2,070,172
Inter-segment sales	108,849	13,330	12,546	1,216	6,641	(142,582)	$—
Total	$1,122,042	$373,255	$336,638	$118,635	$262,184	$(142,582)	$2,070,172
EBIT, as adjusted	$162,192	$17,023	$1,752	$7,554	$12,311	$(6,675)	$194,157
Special items charge (gain)	—	2,486	(3,741)	3,123	871	—	$2,739
EBIT	$162,192	$14,537	$5,493	$4,431	$11,440	$(6,675)	$191,418
Interest income							2,381
Interest expense							(6,691)
Income before income taxes							$187,108

Total assets	$611,725	$413,789	$350,975	$94,836	$193,474	$118,989	$1,783,788
Equity investments in affiliates	—	19,194	—	3,715	—	—	$22,909
Capital expenditures	25,746	10,373	22,973	3,573	884	(2,984)	$60,565
Depreciation and amortization	27,652	9,527	13,542	1,564	5,012	60	$57,357

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In 2012, special items include net charges of $827, $3,637 and $3,151 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Europe Welding segment special items also include a gain of $103 on the sale of assets. The Asia Pacific Welding segment special items also include a charge of $1,842 related to asset impairments. The South America Welding segment special item represents a charge of $1,381 related to a change in Venezuelan labor law, which provides for increased employee severance obligations.
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
Export sales (excluding inter-company sales) from the United States were $268,331 in 2012, $242,380 in 2011 and $197,057 in 2010. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2012.
The geographic split of the Company's net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2012	2011	2010
Net sales:
United States	$1,283,066	$1,092,838	$825,371
China	229,996	286,121	250,981
Other foreign countries	1,340,305	1,315,650	993,820
Total	$2,853,367	$2,694,609	$2,070,172

	December 31,
	2012	2011	2010
Property, plant and equipment, net:
United States	$170,831	$149,637	$149,185
China	92,744	96,374	87,722
Other foreign countries	223,050	224,801	242,084
Eliminations	(389)	(361)	(425)
Total	$486,236	$470,451	$478,566

NOTE 6 – RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization net charges of $9,354 and $282 for the years ended December 31, 2012 and 2011, respectively, and net gains of $384 for the year ended December 31, 2010. The 2012 net charges include $7,615 primarily related to employee severance and $1,842 in asset impairment charges, partially offset by gains of $103 related to sale of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment are to consolidate its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and to consolidate its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  These actions are expected to impact 72 employees within the North America Welding segment.  During the year ended December 31, 2012, the Company recorded charges of $827 related to these activities.  Charges represent employee

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

severance and other related costs. The Company expects additional charges in the range of $1,400 to $1,700 related to the completion of these activities.
Europe Welding Plans:
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment are to consolidate manufacturing facilities in Russia, relocate its Italian machine manufacturing operations to current facilities in Poland and to restructure headcount at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions are expected to impact 285 employees within the Europe Welding segment. During the year ended December 31, 2012, the Company recorded charges of $3,534 related to these activities.  Charges represent employee severance and other related costs of $3,637, partially offset by gains from the sale of assets at rationalized operations of $103.  At December 31, 2012, a liability relating to these actions of $1,836 was recognized in Other current liabilities, which will be substantially paid in 2013.  The Company expects to incur additional charges in the range of $50 to $100 related to the completion of this plan.
Asia Pacific Welding Plans:
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment are to rationalize its Australian manufacturing operations and to restructure headcount at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions are expected to impact 268 employees within the Asia Pacific Welding segment. During the year ended December 31, 2012, the Company recorded charges of $4,993 related to these activities.  Charges represent employee severance and other related costs of $3,151 and asset impairment charges of $1,842.  At December 31, 2012, a liability relating to these actions of $1,044 was recognized in Other current liabilities, which are expected to be substantially paid in 2013.  The Company expects additional charges up to $500 related to the completion of these activities.
2009 Plans:
During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  At December 31, 2012, a liability relating to these actions of $177 was recognized in Other current liabilities.  The Company does not expect further costs associated with these actions in 2013 as they were substantially completed in 2010 and are expected to be paid in 2013.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods. The following tables summarize the activity related to the rationalization liabilities by segment for the years ended December 31, 2012 and 2011:

	North America Welding	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2011	$—	$173	$—	$82	$255
Payments and other adjustments	(827)	(1,797)	(2,107)	(82)	(4,813)
Charged to expense	827	3,637	3,151	—	7,615
Balance at December 31, 2012	$—	$2,013	$1,044	$—	$3,057

	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2010	$411	$90	$930	$1,431
Payments and other adjustments	(404)	(183)	(848)	(1,435)
Charged to expense	166	93	—	259
Balance at December 31, 2011	$173	$—	$82	$255

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of Accumulated other comprehensive loss are as follows:

	December 31,
	2012	2011
Defined benefit pension plans, net of tax	$(261,844)	$(255,369)
Currency translation adjustment	26,364	6,576
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax	80	912
Total Accumulated other comprehensive loss	$(235,400)	$(247,881)
The balance of Accumulated other comprehensive (loss) income in non-controlling interests relates to foreign currency translation and amounted to $1,042 and $1,798 at December 31, 2012 and 2011, respectively.
NOTE 8 – DEBT
At December 31, 2012 and 2011, debt consisted of the following:

	December 31,
	2012	2011
Long-term debt
Senior Unsecured Notes due 2012, interest at 6.36%	$—	$80,358
Capital leases due through 2017, interest at 1.12% to 8.63%	267	901
Other borrowings due through 2023, interest up to 4.25%	1,788	2,197
	2,055	83,456
Less current portion	456	81,496
Total long-term debt	1,599	1,960
Short-term debt
Amounts due banks, interest at 11.32% (11.61% in 2011)	18,220	19,922
Current portion long-term debt	456	81,496
Total short-term debt	18,676	101,418
Total debt	$20,275	$103,378
Senior Unsecured Notes
During March 2002, the Company issued Senior Unsecured Notes (the "Notes") totaling $150,000 with original maturities ranging from five to ten years and a weighted-average interest rate of 6.1%. The proceeds were used for general corporate purposes, including acquisitions, and were generally invested in short-term, highly liquid investments. The Company repaid the $40,000 Series A Notes in March 2007, the $30,000 Series B Notes in March 2009 and the $80,000 Series C Notes in March 2012.
At December 31, 2012 and 2011, the fair value of long-term debt, including the current portion, was approximately $1,919 and $84,110, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Revolving Credit Agreement
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2012, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Capital Leases
At December 31, 2012 and 2011, $267 and $901 of capital lease indebtedness was secured by property, plant and equipment, respectively.
Other
Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2012 are $18,679 in 2013, $408 in 2014, $309 in 2015, $133 in 2016, $134 in 2017 and $612 thereafter. Total interest paid was $4,423 in 2012, $6,979 in 2011 and $7,446 in 2010. The primary difference between interest expense and interest paid is the amortization of the gains on terminated interest rate swaps.
The Company's short-term borrowings included in "Amounts due banks" were $18,220 and $19,922 at December 31, 2012 and 2011, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 11.3% and 11.6%, respectively.
NOTE 9 – STOCK PLANS
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2012, there were 2,517,228 common shares available for future grant under all plans.
Stock Options
The following table summarizes stock option activity for each of the three years ended December 31, 2012, under all Plans:

	Year Ended December 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	3,632,463	$26.05	3,779,824	$23.99	3,596,884	$22.28
Options granted	412,980	47.66	459,263	35.34	491,010	31.29
Options exercised	(962,029)	19.52	(572,795)	19.82	(260,084)	13.49
Options canceled	(22,470)	24.07	(33,829)	26.62	(47,986)	27.84
Balance at end of year	3,060,944	30.98	3,632,463	26.05	3,779,824	23.99
Exercisable at end of year	2,208,455	27.19	2,677,071	23.73	2,749,168	22.40
Options granted under both the EPI Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2012, 2011 and 2010.
The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2012 were as follows:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	45.67%	41.92%	42.15%
Dividend yield	1.66%	1.63%	2.02%
Risk-free interest rate	0.70%	0.80%	1.64%
Expected option life (years)	4.5	4.3	4.9
Weighted average fair value per option granted during the year	$15.87	$10.97	$10.01

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes non-vested stock options for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	929,382	$10.78
Granted	412,980	15.87
Vested	(470,243)	10.19
Forfeited	(19,630)	19.60
Balance at end of year	852,489	13.63
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2012 was $54,178 and $47,464, respectively. The total intrinsic value of awards exercised during 2012, 2011 and 2010 was $18,776, $10,028 and $4,270, respectively.
The following table summarizes information about awards outstanding as of December 31, 2012:

	Outstanding		Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $19.99	449,884	$18.59	449,884	$18.59	2.4
$20.00 - $32.99	1,389,730	27.79	1,284,025	27.50	6.5
Over $33.00	1,221,330	39.18	474,546	34.50	8.0
	3,060,944		2,208,455		6.5
Restricted Share Awards
The following table summarizes restricted share award activity for each of the three years ended December 31, 2012, under all Plans:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	379,233	$28.06	523,730	$27.36	435,770	$26.61
Shares granted	20,099	47.81	22,779	35.55	112,864	31.05
Shares vested*	(62,524)	32.10	(159,842)	26.97	(24,904)	31.07
Shares forfeited	—	—	(7,434)	24.67	—	—
Balance at end of year	336,808	28.49	379,233	28.06	523,730	27.36
_______________________________________________________________________________

*	Includes shares vested but not exercisable
Restricted share awards are valued at the quoted market price on the grant date. The majority of restricted share awards vest over a period of three to five years. The Company issued shares of common stock from treasury upon the granting of restricted share awards in 2012, 2011 and 2010. Under the EPI Plan, the Company issued 82,992 restricted shares at a weighted average market price of $30.97 per share in 2010. The Company issued 20,099 restricted shares at a weighted average market price of $47.81 per share, 22,779 restricted shares at a weighted average market price of $35.55 per share and 29,872 restricted shares at a weighted average market price of $31.28 per share under the Director Plan in 2012, 2011 and 2010, respectively. The remaining weighted average life of all non-vested restricted share awards is 1.8 years as of December 31, 2012.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes non-vested restricted share awards for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Balance at beginning of year	355,933	$28.18
Granted	20,099	47.81
Vested	(57,944)	31.93
Balance at end of year	318,088	28.74
Restricted Stock Units ("RSUs")
The following table summarizes restricted stock unit activity for the years ended December 31, 2012 and 2011, under all Plans:

	Year Ended December 31,
	2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	166,519	$34.55	—	$—
Units granted	133,944	47.97	166,519	34.55
Units vested	(10,499)	33.06	—	—
Units forfeited	(1,295)	35.55	—	—
Non-vested at end of year	288,669	40.83	166,519	34.55
RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of three to five years. The Company will issue shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 10,499 RSUs to common stock in 2012 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2012, 10,713 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. Under the EPI Plan, the Company issued 133,944 and 166,519 restricted stock units at a weighted average market price of $47.97 and $34.55 per share in 2012 and 2011, respectively. Restricted stock units were not granted prior to 2011. The remaining weighted average life of all non-vested RSUs is 4.3 years as of December 31, 2012.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2012, 2011 and 2010 was $8,961, $6,610 and $8,213, respectively. The related tax benefit for 2012, 2011 and 2010 was $3,409, $2,515 and $3,112, respectively. As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $23,718, which is expected to be recognized over a weighted average period of approximately 37 months.
Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 4,908 in 2012, 4,466 in 2011 and 4,240 in 2010.
NOTE 10 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 30 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2012, the Company purchased 1,779,384 shares at an average cost per share of $45.06. As of December 31, 2012, 3,342,373 shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 11 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS
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
Obligations and Funded Status

	December 31,
	2012	2011
Change in benefit obligations
Benefit obligations at beginning of year	$991,979	$851,948
Service cost	21,538	17,331
Interest cost	41,584	44,161
Plan participants' contributions	334	365
Plan amendments	(3,681)	—
Actuarial loss	70,015	121,800
Benefits paid	(86,722)	(40,345)
Settlement/curtailment	(3,946)	(2,434)
Currency translation	2,624	(847)
Benefit obligations at end of year	1,033,725	991,979

Change in plan assets
Fair value of plan assets at beginning of year	749,456	726,474
Actual return on plan assets	83,156	29,470
Employer contributions	68,029	33,994
Plan participants' contributions	334	365
Benefits paid	(85,238)	(37,960)
Settlement	(3,798)	(2,415)
Currency translation	1,958	(472)
Fair value of plan assets at end of year	813,897	749,456

Funded status at end of year	(219,828)	(242,523)
Unrecognized actuarial net loss	422,042	408,474
Unrecognized prior service cost	(4,101)	(515)
Unrecognized transition assets, net	26	41
Net amount recognized	$198,139	$165,477
The Company's U.S. defined benefit plans were amended to allow participants, including those with deferred vested pension benefits, additional payment options including a lump sum and a five year payment option. Increased benefits paid primarily reflect the disbursements related to deferred vested participants taking lump sum payment options.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2012 were $264,514, $(2,690) and $20, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. Actuarial losses arising during 2012 are primarily attributable to a lower discount rate. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2013 are $32,314, $(615) and $4, respectively.
Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2012	2011
Accrued pension liability, current	$(3,639)	$(10,348)
Accrued pension liability, long-term	(216,189)	(232,175)
Accumulated other comprehensive loss, excluding tax effects	417,967	408,000
Net amount recognized in the balance sheets	$198,139	$165,477
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2012	2011	2010
Service cost	$21,538	$17,331	$15,371
Interest cost	41,584	44,161	42,730
Expected return on plan assets	(58,754)	(57,405)	(50,424)
Amortization of prior service cost	(90)	(62)	(44)
Amortization of net loss	31,085	21,816	20,830
Settlement/curtailment loss	895	529	660
Pension cost for defined benefit plans	$36,258	$26,370	$29,123
Pension costs in 2012 for the Company's defined benefit plans increased as a result of an increase in amortization of net loss and settlement loss partially offset by an increase in expected return on plan assets. The higher settlement loss includes a charge of $742 related to the rationalization of the Company's Australia manufacturing operations.
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2012	2011
U.S. pension plans
Projected benefit obligation	$956,837	$921,469
Accumulated benefit obligation	905,541	883,157
Fair value of plan assets	755,491	696,802
Non-U.S. pension plans
Projected benefit obligation	$76,884	$70,507
Accumulated benefit obligation	70,492	66,332
Fair value of plan assets	58,403	52,652
The total accumulated benefit obligation for all plans was $976,033 as of December 31, 2012 and $949,489 as of December 31, 2011.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Contributions to Plans
The Company expects to contribute approximately $103,000 to its defined benefit plans in the United States in 2013. The actual amounts to be contributed in 2013 will be determined at the Company's discretion.
Benefit Payments for Plans
Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2013	$53,513
2014	61,080
2015	62,051
2016	58,608
2017	62,361
2018 through 2022	311,135
Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Discount rate	3.8%	4.2%
Rate of increase in compensation	4.0%	4.0%
Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31, 2012 were as follows:

	December 31,
	2012	2011	2010
Discount rate	4.2%	5.3%	5.8%
Rate of increase in compensation	4.0%	4.0%	4.0%
Expected return on plan assets	7.7%	7.9%	7.9%
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2012:

	Pension Plans' Assets at Fair Value as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Corporate stock (1)	$107,763	$—	$—	$107,763
Cash and cash equivalents	5,170	—	—	5,170
Corporate and other obligations (2)	—	412	—	412
Common trusts and 103-12 investments (3)	—	673,469	—	673,469
Private equity funds (4)	—	—	27,083	27,083
Total assets at fair value	$112,933	$673,881	$27,083	$813,897
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2011:

	Pension Plans' Assets at Fair Value as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Corporate stock (1)	$94,407	$—	$—	$94,407
Cash and cash equivalents	1,582	—	—	1,582
Insurance company nonpooled separate account (5)
Cash and cash equivalents	—	15,371	—	15,371
Corporate and other obligations	—	8,288	650	8,938
Common trusts and 103-12 investments (3)	—	611,361	—	611,361
Private equity funds (4)	—	—	17,797	17,797
Total assets at fair value	$95,989	$635,020	$18,447	$749,456
_______________________________________________________________________________

(1)	This investment category includes publicly traded equity investments directly held by the plans. Investments are valued at the unadjusted quoted close prices reported on the reporting date.

(2)	This investment category is composed of publicly traded bonds and asset backed securities which are valued at the quoted closing market prices on the reporting date.

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

(5)
The insurance company nonpooled separate account is focused on capital preservation and invests in fixed-income securities and money market instruments. The account is composed of publicly traded and privately held corporate bonds, money market and mortgage backed assets. Publicly traded bonds, money market and mortgage backed securities are valued at the closing market price on the reporting date. Privately held bonds are valued at fair value as determined by the fund directors and general partners.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans' assets for the year ended December 31, 2012:

	Insurance Company Nonpooled Separate Account	Private Equity Funds	Total
Balance at the beginning of year	$650	$17,797	$18,447
Purchases, sales, issuances and settlements	(650)	7,318	6,668
Realized and unrealized gains	—	1,968	1,968
Balance at the end of year	$—	$27,083	$27,083
The amount of total gains during the period attributable to the change in unrealized gains relating to Level 3 net assets still held at the reporting date	$—	$1,135	$1,135
Supplemental Executive Retirement Plan
The Company maintains a domestic unfunded supplemental executive retirement plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $2,254, $2,110 and $2,118 in 2012, 2011 and 2010, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $25,646, $23,930 and $21,412 at December 31, 2012, 2011 and 2010, respectively.
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
The annual costs recognized for defined contribution plans were $9,405, $8,478 and $7,039 in 2012, 2011 and 2010, respectively.
Multi-Employer Plans
The Company participates in multi-employer plans for several of its operations in Europe. Costs for these plans are recognized as contributions are funded. The Company's risk of participating in these plans is limited to the annual premium as determined by the plan. The annual costs of these programs were $972, $966 and $1,052 in 2012, 2011 and 2010, respectively.
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
NOTE 12 – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2012 were as follows:

	Year Ended December 31,
	2012	2011	2010
U.S.	$243,382	$204,667	$135,756
Non-U.S.	126,188	96,664	51,352
Total	$369,570	$301,331	$187,108

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The components of income tax expense (benefit) for the three years ended December 31, 2012 were as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$72,809	$42,510	$30,642
Non-U.S.	33,510	19,970	15,532
State and local	8,172	6,699	4,337
	114,491	69,179	50,511
Deferred:
Federal	(1,673)	12,140	6,802
Non-U.S.	(750)	2,768	(2,640)
State and local	286	231	225
	(2,137)	15,139	4,387
Total	$112,354	$84,318	$54,898
The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2012 were as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory rate of 35% applied to pre-tax income	$129,350	$105,466	$65,488
Effect of state and local income taxes, net of federal tax benefit	5,598	4,585	3,044
Taxes (less) more than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carry-forwards, losses with no benefit and changes in non-U.S. valuation allowance	(11,263)	(13,637)	(1,417)
Manufacturing deduction	(6,287)	(5,330)	(3,900)
U.S. tax cost (benefit) of foreign source income	(4,766)	145	(3,282)
Resolution and adjustments to uncertain tax positions	(1,493)	(5,103)	(3,204)
Other	1,215	(1,808)	(1,831)
Total	$112,354	$84,318	$54,898
Effective tax rate	30.40%	27.98%	29.34%
The 2012 effective tax rate is impacted by the geographic mix of earnings and taxes at lower rates in foreign jurisdictions, including Canada, Mexico, Poland and the U.K., as well as loss utilization in other foreign jurisdictions. Total income tax payments, net of refunds, were $78,506 in 2012, $62,600 in 2011 and $40,970 in 2010.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Tax loss and credit carry-forwards	$40,373	$32,313
Inventory	1,328	3,639
Other accruals	14,981	15,653
Employee benefits	17,904	17,600
Pension obligations	82,903	79,371
Other	12,686	7,111
Deferred tax assets, gross	170,175	155,687
Valuation allowance	(38,799)	(31,713)
Deferred tax assets, net	131,376	123,974
Deferred tax liabilities:
Property, plant and equipment	41,380	40,806
Intangible assets	19,545	13,251
Inventory	5,783	2,973
Pension obligations	2,940	1,676
Other	8,769	9,685
Deferred tax liabilities	78,417	68,391
Total Deferred taxes	$52,959	$55,583
At December 31, 2012, certain subsidiaries had tax loss carry-forwards of approximately $132,868 that will expire in various years from 2013 through 2030, except for $27,894 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2012, a valuation allowance of $38,799 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $3,776 that are not expected to be permanently reinvested were not significant.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits are classified as "Accrued taxes" non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in "Income taxes." Current income tax expense included an expense of $893 for the year ended December 31, 2012 and a benefit of $505 for the year ended December 31, 2011 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $10,295 and $9,039, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to unrecognized tax benefits:

	2012	2011
Balance at January 1	$26,656	$38,393
Increase related to current year tax provisions	3,838	2,221
Increase related to prior years' tax positions	212	3,250
Increase related to acquisitions	1,274	—
Decrease related to settlements with taxing authorities	(940)	(3,424)
Resolution of and other decreases in prior years' tax liabilities	(5,964)	(13,460)
Other	179	(324)
Balance at December 31	$25,255	$26,656
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14,839 at December 31, 2012 and $17,325 at December 31, 2011.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003. The Company is currently subject to various U.S. state audits and an Indonesian tax audit for 2003 - 2007.
The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $5,045 in prior years' unrecognized tax benefits in 2013.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends. These adjustments would increase Canadian federal and provincial tax due by $62,120 plus approximately $17,156 of interest, net of tax. The Company disagrees with the position taken by the CRA and believes it is without merit. The Company will vigorously contest the assessment through the Tax Court of Canada. A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA. The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge. Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset valued at $89,220 as of December 31, 2012. Any Canadian tax ultimately due will be creditable in the parent company's U.S. federal tax return. The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods. Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.
The Company believes it will prevail on the merits of the tax position. In accordance with prescribed recognition and measurement thresholds, no income tax accrual has been made for any uncertain tax positions related to the CRA reassessment. An unfavorable resolution of this matter could have a material effect on the Company's financial statements in the quarter in which a judgment is reached.
NOTE 13 – DERIVATIVES
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
All derivatives are recognized at fair value on the Company's Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in operating activities in the Company's Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial for the three years ended December 31, 2012.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2012. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $39,597 at December 31, 2012 and $65,721 at December 31, 2011. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in Accumulated other comprehensive income ("AOCI") and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affected earnings.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $189,259 at December 31, 2012 and $161,026 at December 31, 2011. The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company has short-term silver and copper forward contracts with notional amounts of 275,000 troy ounces and 375,000 pounds, respectively, at December 31, 2012 and short-term silver forward contracts with notional amounts of 340,000 troy ounces at December 31, 2011. Realized and unrealized gains and losses on these contracts were recognized in Cost of goods sold.
Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2012		December 31, 2011
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$352	$325	$801	$531
Not designated as hedging instruments:
Foreign exchange contracts	510	902	726	1,026
Commodity contracts	731	—	1,559	—
Total derivatives	$1,593	$1,227	$3,086	$1,557
The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2012 and 2011 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2012	2011
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$3,711	$92
Commodity contracts	Cost of goods sold	(1,117)	1,167
Commodity contracts	Other income	—	(12)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2012 and 2011 consisted of the following:

	December 31,
Total gain recognized in AOCI, net of tax	2012	2011
Foreign exchange contracts	$80	$912
The Company expects a gain of $80 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2012	2011
Foreign exchange contracts	Sales	$931	$(91)
	Cost of goods sold	234	(1,292)
NOTE 14 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2012 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$862	$—	$862	$—
Commodity contracts	731	—	731	—
Total assets	$1,593	$—	$1,593	$—
Liabilities:
Foreign exchange contracts	$1,227	$—	$1,227	$—
Contingent consideration	4,894	—	—	4,894
Deferred compensation	16,882	—	16,882	—
Total liabilities	$23,003	$—	$18,109	$4,894
The following table provides a summary of fair value assets and liabilities as of December 31, 2011 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,527	$—	$1,527	$—
Commodity contracts	1,559	—	1,559	—
Total assets	$3,086	$—	$3,086	$—
Liabilities:
Foreign exchange contracts	$1,557	$—	$1,557	$—
Contingent consideration	4,297	—	—	4,297
Deferred compensation	14,936	—	14,936	—
Total liabilities	$20,790	$—	$16,493	$4,297
The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the year ended December 31, 2012, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $4,894 as of December 31, 2012, which reflects a $597 increase in the liability from December 31, 2011. The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period. The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis. The discounted cash flow utilized weighted average inputs, including a risk based discount rate of 9.7% and a compounded annual revenue growth rate of 33.7%. The discount rate was determined using discount rates of 3.5% reflective of the Company's cost of debt and 14.1% as a risk adjusted cost of capital and the compounded annual revenue growth rate was determined using various scenarios with growth ranging from remaining relatively flat to growth rates of up to 66.2%.
The deferred compensation liability is the Company's obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants' underlying investment fund elections.
The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of "Cash and cash equivalents," "Accounts receivable," "Amounts due banks" and "Trade accounts payable" approximated book value due to the short-term nature of these instruments at both December 31, 2012 and December 31, 2011. See Note 8 for the fair value estimate of debt.
NOTE 15 – INVENTORY
For most domestic inventories, cost is determined principally by the LIFO method, and for non-U.S. inventories, cost is determined by the FIFO method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. At December 31, 2012 and 2011, approximately 34% and 31%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost was $72,173 at December 31, 2012 and $78,292 at December 31, 2011.
NOTE 16 – LEASES
The Company leases sales offices, warehouses and distribution centers, transportation equipment, office equipment and data processing equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $17,751 in 2012, $15,221 in 2011 and $14,155 in 2010.
At December 31, 2012, total future minimum lease payments for noncancelable operating leases were $12,624 in 2013, $9,385 in 2014, $6,872 in 2015, $5,695 in 2016, $4,561 in 2017 and $7,082 thereafter.
The following table summarizes assets held under capital leases and included in property, plant and equipment:

	December 31,
	2012	2011
Buildings	$441	$6,236
Machinery and equipment	209	179
Less: accumulated depreciation	(163)	(2,494)
Net capital leases	$487	$3,921
NOTE 17 – CONTINGENCIES
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses. The claimants in the asbestos cases seek compensatory and punitive damages, in most cases for unspecified amounts. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The Company's accrual for contingent liabilities was $5,636 as of December 31, 2012 and $11,312 as of December 31, 2011. The accrual is included in "Other current liabilities." The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $1,311 as of December 31, 2012 and $4,516 as of December 31, 2011. The asset is included in "Other current assets." The decrease in the accrual for contingent liabilities is primarily due to a payment made in conjunction with the agreement entered into in January 2012 that provides for the dismissal with prejudice of substantially all of the pending manganese claims. The decrease in the asset for recoveries from insurance carriers reflects the collection of insurance receivables.
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
NOTE 18 – PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals for 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010
Balance at beginning of year	$15,781	$16,879	$16,768
Accruals for warranties	10,872	10,395	11,406
Settlements	(11,477)	(11,260)	(11,065)
Foreign currency translation	128	(233)	(230)
Balance at end of year	$15,304	$15,781	$16,879
NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2012
Net sales	$727,122	$744,045	$697,552	$684,648
Gross profit	215,265	224,997	213,362	213,032
Income before income taxes	92,919	98,157	90,889	87,605
Net income	64,243	66,319	64,765	62,084
Basic earnings per share	$0.77	$0.80	$0.78	$0.75
Diluted earnings per share	$0.76	$0.79	$0.77	$0.74
2011
Net sales	$599,179	$699,293	$701,624	$694,513
Gross profit	161,438	195,504	185,452	194,343
Income before income taxes	60,537	81,494	75,873	83,427
Net income	46,910	57,013	55,530	57,733
Basic earnings per share	$0.56	$0.69	$0.66	$0.69
Diluted earnings per share	$0.55	$0.68	$0.66	$0.68

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The quarter ended December 31, 2012 includes rationalization and asset impairment net charges of $5,037 ($3,823 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments.
The quarter ended September 30, 2012 includes rationalization and asset impairment net charges of $3,059 ($2,704 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments.
The quarter ended June 30, 2012 includes rationalization net charges of $1,258 ($915 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and a charge of $1,381 ($906 after-tax) related to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.
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
The quarterly earnings per share ("EPS") amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged to Other Accounts	(2) Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2012	$7,079	$3,368	$68	$1,861	$8,654
Year Ended December 31, 2011	7,855	2,173	(303)	2,646	7,079
Year Ended December 31, 2010	8,174	3,146	(425)	3,040	7,855

(1)	Currency translation adjustment.

(2)	Uncollectible accounts written-off, net of recoveries.

QuickLinks

ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share amounts)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED STATEMENTS OF EQUITY (In thousands, except per share amounts)
LINCOLN ELECTRIC HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
LINCOLN ELECTRIC HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share and per share amounts)
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS LINCOLN ELECTRIC HOLDINGS, INC. (In thousands)