Form 10-Q
period 2013-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2013-04-26
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of March 31, 2013 was 83,072,338.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3. Quantitative and Qualitative Disclosures About Market Risk		27
Item 4. Controls and Procedures		27

PART II. OTHER INFORMATION		27
Item 1. Legal Proceedings		27
Item 1A. Risk Factors		28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		28
Item 4. Mine Safety Disclosures		28
Item 6. Exhibits		29
Signatures		30
EX-31.1	Certification of the President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-32.1
Certification of the President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Label Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Net sales	$718,573	$727,122
Cost of goods sold	492,001	511,857
Gross profit	226,572	215,265
Selling, general & administrative expenses	136,891	123,615
Rationalization and asset impairment charges (gains)	1,051	—
Operating income	88,630	91,650

Other income (expense):
Interest income	1,026	883
Equity earnings in affiliates	1,259	692
Other income	714	866
Interest expense	(950)	(1,172)
Total other income (expense)	2,049	1,269
Income before income taxes	90,679	92,919
Income taxes	23,836	28,770
Net income including non-controlling interests	66,843	64,149
Non-controlling interests in subsidiaries’ earnings (loss)	37	(94)
Net income	$66,806	$64,243

Basic earnings per share	$0.81	$0.77
Diluted earnings per share	$0.80	$0.76
Cash dividends declared per share	$0.20	$0.17

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income including non-controlling interests	$66,843	$64,149
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(113) in 2013; $(75) in 2012	602	(498)
Defined benefit pension plan activity, net of tax of $3,068 in 2013; $2,844 in 2012	5,105	4,846
Currency translation adjustment	(14,239)	25,563
Other comprehensive (loss) income:	(8,532)	29,911
Comprehensive income	58,311	94,060
Comprehensive income (loss) attributable to non-controlling interests	150	(25)
Comprehensive income attributable to shareholders	$58,161	$94,085

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	December 31, 2012
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$248,455	$286,464
Accounts receivable (less allowance for doubtful accounts of $8,515 in 2013; $8,654 in 2012)	423,767	360,662
Inventories:
Raw materials	118,267	119,963
Work-in-process	45,617	41,805
Finished goods	213,376	203,122
Total inventory	377,260	364,890
Other current assets	115,178	120,800
Total Current Assets	1,164,660	1,132,816

Property, Plant and Equipment
Land	44,113	44,510
Buildings	353,874	343,867
Machinery and equipment	724,256	732,461
	1,122,243	1,120,838
Less accumulated depreciation	641,169	634,602
Property, Plant and Equipment, Net	481,074	486,236
Non-current assets	457,793	470,811
TOTAL ASSETS	$2,103,527	$2,089,863

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$16,583	$18,220
Trade accounts payable	216,256	209,647
Other current liabilities	225,690	211,944
Current portion of long-term debt	452	456
Total Current Liabilities	458,981	440,267

Long-Term Liabilities
Long-term debt, less current portion	1,448	1,599
Accrued pensions	158,311	216,189
Other long-term liabilities	81,242	73,487
Total Long-Term Liabilities	241,001	291,275

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	218,115	205,124
Retained earnings	1,732,884	1,682,668
Accumulated other comprehensive loss	(244,045)	(235,400)
Treasury shares	(329,365)	(319,877)
Total Shareholders’ Equity	1,387,447	1,342,373
Non-controlling interests	16,098	15,948
Total Equity	1,403,545	1,358,321

TOTAL LIABILITIES AND EQUITY	$2,103,527	$2,089,863

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,806	$64,243
Non-controlling interests in subsidiaries’ earnings (loss)	37	(94)
Net income including non-controlling interests	66,843	64,149
Adjustments to reconcile Net income including non-controlling interests to Net cash (used) provided by operating activities:
Rationalization and asset impairment charges	114	—
Depreciation and amortization	17,397	15,579
Equity (earnings) loss in affiliates, net	(436)	443
Deferred income taxes	13,237	5,385
Stock-based compensation	2,468	2,230
Amortization of terminated interest rate swaps	—	(430)
Pension expense	7,615	8,495
Pension contributions and payments	(55,321)	(19,693)
Other, net	(1,360)	402
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(66,585)	(29,752)
Increase in inventories	(16,334)	(14,462)
Decrease (increase) in other current assets	3,654	(3,859)
Increase in trade accounts payable	8,268	23,341
Increase in other current liabilities	528	22,934
Net change in other long-term assets and liabilities	(236)	4,402
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(20,148)	79,164

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,138)	(12,567)
Acquisition of businesses, net of cash acquired	(549)	(21,896)
Proceeds from sale of property, plant and equipment	105	210
NET CASH USED BY INVESTING ACTIVITIES	(15,582)	(34,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	390	1,279
Payments on short-term borrowings	(1,455)	(319)
Amounts due banks, net	(280)	(2,841)
Proceeds from long-term borrowings	—	914
Payments on long-term borrowings	(147)	(83,031)
Proceeds from exercise of stock options	9,658	7,440
Excess tax benefits from stock-based compensation	3,989	2,983
Purchase of shares for treasury	(12,780)	(20,098)
Cash dividends paid to shareholders	—	(14,186)
NET CASH USED BY FINANCING ACTIVITIES	(625)	(107,859)

Effect of exchange rate changes on Cash and cash equivalents	(1,654)	2,685
DECREASE IN CASH AND CASH EQUIVALENTS	(38,009)	(60,263)

Cash and cash equivalents at beginning of period	286,464	361,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,455	$300,838

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
The accompanying Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
Venezuela — Highly Inflationary Economy
Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the non-essential rate moved from 4.3 to 6.3 bolivars to the U.S. dollar.
The devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $1,579 due to the liquidation of inventory valued at the historical exchange rate. The impact of selling inventories carried at the previous exchange rate is expected to decrease gross profit by approximately $2,538 in the second quarter 2013. The Company also expects that its Venezuelan subsidiary's results of operations will decrease in 2013 due to the new exchange rate.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $18,640 at March 31, 2013 and $31,545 at December 31, 2012.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2013	2012
Numerator:
Net income	$66,806	$64,243
Denominator:
Basic weighted average shares outstanding	82,719	83,452
Effect of dilutive securities - Stock options and awards	1,067	1,156
Diluted weighted average shares outstanding	83,786	84,608
Basic earnings per share	$0.81	$0.77
Diluted earnings per share	$0.80	$0.76
For the three months ended March 31, 2013 and 2012, common shares subject to equity-based awards of 392,390 and 455,081, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted:
In February 2013, the Federal Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 was adopted by the Company on January 1, 2013 and did not have a significant impact on the Company's financial statements.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. In accordance with this update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. ASU 2012-02 was adopted by the Company on January 1, 2013 and did not have a significant impact on the Company's financial statements.
In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires an entity to disclose information about financial instruments and derivative instruments that are subject to offsetting, master netting or other similar arrangements, to illustrate the effect or potential effect of those arrangements on the Company's financial position. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies the scope of ASU 2011-11. The amendments are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. ASU 2011-11 was adopted by the Company on January 1, 2013 and did not have a significant impact on the Company's financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

New Accounting Standards to be Adopted:
In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP by emphasizing that the accounting for the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company is currently evaluating the impact of the adoption of ASU 2013-05 on the Company's financial statements.

NOTE 4 — ACQUISITIONS
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
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $143,273 in cash, net of cash acquired and assumed debt. The fair value of net assets acquired was $71,683, resulting in goodwill of $71,590. The purchase price allocations for some of the acquisitions are preliminary and subject to final opening balance sheet adjustments.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 5 — SEGMENT INFORMATION
The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  The Company also has a leading global position in the brazing and soldering alloys market.  The Company has aligned its business units into five operating segments to enhance the utilization of the Company’s worldwide resources and global end user and sourcing initiatives.  The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group.  The North America Welding segment includes welding operations in the United States, Canada and Mexico.  The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East.  The other two welding segments include welding operations in Asia Pacific and South America, respectively.  The fifth segment, The Harris Products Group, includes the Company’s global cutting, soldering and brazing businesses as well as the retail business in the United States.
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes (“EBIT”), as adjusted.  Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.
Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three months ended March 31, 2013
Net sales	$419,554	$110,491	$70,039	$36,374	$82,115	$—	$718,573
Inter-segment sales	28,985	4,279	4,384	20	2,224	(39,892)	—
Total	$448,539	$114,770	$74,423	$36,394	$84,339	$(39,892)	$718,573
EBIT, as adjusted	$76,660	$10,701	$2,293	$5,112	$7,151	$(603)	$101,314
Special items charge (gain)	860	(6)	197	9,660	—	—	10,711
EBIT	$75,800	$10,707	$2,096	$(4,548)	$7,151	$(603)	$90,603
Interest income							1,026
Interest expense							(950)
Income before income taxes							$90,679

Total assets	$1,014,910	$434,484	$364,673	$121,024	$196,434	$(27,998)	$2,103,527

Three months ended March 31, 2012
Net sales	$381,329	$125,803	$92,563	$39,838	$87,589	$—	$727,122
Inter-segment sales	33,542	4,451	3,817	—	2,383	(44,193)	—
Total	$414,871	$130,254	$96,380	$39,838	$89,972	$(44,193)	$727,122

EBIT, as adjusted	$69,519	$12,811	$2,573	$2,905	$7,153	$(1,753)	$93,208
Special items charge (gain)	—	—	—	—	—	—	—
EBIT	$69,519	$12,811	$2,573	$2,905	$7,153	$(1,753)	$93,208
Interest income							883
Interest expense							(1,172)
Income before income taxes							$92,919

Total assets	$840,427	$477,295	$388,511	$117,621	$208,296	$(9,839)	$2,022,311
In the three months ended March 31, 2013, special items include net charges of $860 and $197 in the North America Welding and Asia Pacific Welding segments, respectively, and a net gain of $6 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent charges of $9,660, relating to devaluation of Venezuelan currency.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded net rationalization charges of $1,051 for the three months ended March 31, 2013. The charges include $940 primarily related to employee severance and $161 in asset impairment charges, partially offset by gains of $50 related to sale of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  These actions are expected to impact 72 employees within the North America Welding segment.  During the three months ended March 31, 2013, the Company recorded charges of $860 which represent employee severance and other related costs. At March 31, 2013, a liability relating to these actions of $833 was recognized in Other current liabilities which will be substantially paid in 2013. The Company expects additional charges of up to $180 related to the completion of these activities.
Europe Welding Plans:
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions are expected to impact 285 employees within the Europe Welding segment. During the three months ended March 31, 2013, the Company recorded net gains of $6 related to these activities.  The amount represents employee severance and other related costs offset by a gain on sale of assets.  At March 31, 2013, a liability relating to these actions of $1,379 was recognized in Other current liabilities, which will be substantially paid in 2013.  Additional charges related to the completion of this plan are expected to be immaterial.
Asia Pacific Welding Plans:
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment include the rationalization of its Australian manufacturing operations and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions are expected to impact 268 employees within the Asia Pacific Welding segment. During the period ended March 31, 2013, the Company recorded net charges of $197 related to employee severance and other related costs and asset impairment charges, partially offset by gains from the sale of assets.  At March 31, 2013, a liability relating to these actions of $956 was recognized in Other current liabilities, which are expected to be substantially paid in 2013.  The Company expects additional charges up to $250 related to the completion of these activities.
2009 Plans:
During 2009, the Company initiated rationalization actions including the consolidation of certain manufacturing operations in the Europe Welding, Asia Pacific Welding and The Harris Products Group segments.  At March 31, 2013, a liability relating to these actions of $172 was recognized in Other current liabilities.  The Company does not expect further costs associated with these actions in 2013.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods. The following tables summarize the activity related to the rationalization liabilities by segment for the three months ended March 31, 2013:

	North America Welding	Europe Welding	Asia Pacific Welding	Consolidated
Balance, December 31, 2012	$—	$2,013	$1,044	$3,057
Payments and other adjustments	(27)	(458)	(172)	(657)
Charged to expense	860	(4)	84	940
Balance, March 31, 2013	$833	$1,551	$956	$3,340

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM
The Company has a share repurchase program for up to 30 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three month period ended March 31, 2013, the Company purchased an aggregate of 199,060 common shares in the open market under this program.  As of March 31, 2013, there remained 3,143,313 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ("AOCI")
The following table sets forth the total changes in AOCI by component, net of taxes:

	Three Months Ended March 31, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive (loss) income before reclassification	1,082		—		(14,292)	[3]	(13,210)
Amounts reclassified from AOCI	(480)	[1]	5,105	[2]	(60)	[3]	4,565
Net current-period other comprehensive (loss) income	602		5,105		(14,352)		(8,645)
Balance at March 31, 2013	$682		$(256,739)		$12,012		$(244,045)

	Three Months Ended March 31, 2012
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2011	$912		$(255,369)		$6,576		$(247,881)
Other comprehensive (loss) income before reclassification	(951)		—		25,555	[3]	24,604
Amounts reclassified from AOCI	453	[1]	4,846	[2]	(61)	[3]	5,238
Net current-period other comprehensive (loss) income	(498)		4,846		25,494		29,842
Balance at March 31, 2012	$414		$(250,523)		$32,070		$(218,039)
_______________________________________________________________________________

1
During the 2013 period, this AOCI reclassification is a component of Net sales of $101 (net of tax of $141) and Cost of goods sold of $(581) (net of tax of $298); during the 2012 period, the reclassification is a component of Net sales of $231 (net of tax of $(59)) and Cost of goods sold of $222 (net of tax of $(511)). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $3,068 and $2,844 during the three months ended March 31, 2013 and 2012, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $113 and $69 attributable to Non-controlling interests in the three months ended March 31, 2013 and 2012, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — EQUITY
Changes in equity for the three months ended March 31, 2013 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$1,342,373	$15,948	$1,358,321
Comprehensive income:
Net income	66,806	37	66,843
Other comprehensive (loss) income	(8,645)	113	(8,532)
Total comprehensive income	58,161	150	58,311

Cash dividends declared - $0.20 per share	(16,590)	—	(16,590)
Issuance of shares under benefit plans	16,283	—	16,283
Purchase of shares for treasury	(12,780)	—	(12,780)
Balance, March 31, 2013	$1,387,447	$16,098	$1,403,545

Changes in equity for the three months ended March 31, 2012 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$1,176,946	$16,296	$1,193,242
Comprehensive income:
Net income (loss)	64,243	(94)	64,149
Other comprehensive income	29,842	69	29,911
Total comprehensive income (loss)	94,085	(25)	94,060

Cash dividends declared - $0.17 per share	(14,229)	—	(14,229)
Issuance of shares under benefit plans	12,654	—	12,654
Purchase of shares for treasury	(20,098)	—	(20,098)
Balance, March 31, 2012	$1,249,358	$16,271	$1,265,629

NOTE 10 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $73,769 and $72,173 at March 31, 2013 and December 31, 2012, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — ACCRUED EMPLOYEE BONUS
“Other current liabilities” at March 31, 2013 and 2012 include accruals for year-end bonuses and related payroll taxes of $39,174 and $37,865, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.  The increase in the accrual from March 31, 2012 to March 31, 2013 is due to the increase in profitability of the Company.

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
The Company’s accrual for contingent liabilities was $4,651 as of March 31, 2013 and $5,636 as of December 31, 2012.  The accrual is included in Other current liabilities.  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $1,311 as of both March 31, 2013 and December 31, 2012.  The asset is included in Other current assets.
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
The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$15,304	$15,781
Accruals for warranties	2,721	2,761
Settlements	(3,301)	(3,164)
Foreign currency translation	(69)	190
Balance at end of period	$14,655	$15,568

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DEBT
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three months ended March 31,
	2013	2012
Service cost	$5,675	$4,879
Interest cost	9,390	10,238
Expected return on plan assets	(15,404)	(14,388)
Amortization of prior service cost	(153)	(22)
Amortization of net loss	8,111	7,794
Defined benefit plans	7,619	8,501
Multi-employer plans	239	242
Defined contribution plans	2,589	2,244
Total pension cost	$10,447	$10,987
The Company voluntarily contributed $50,000 to its defined benefit plans in the United States during the three months ended March 31, 2013.

NOTE 16 — INCOME TAXES
The Company recognized $23,836 of tax expense on pre-tax income of $90,679, resulting in an effective income tax rate of 26.3% for the three months ended March 31, 2013.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized, U.S. tax credits and deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 31.0% for the three months ended March 31, 2012 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The anticipated effective income tax rate for 2013 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
As of March 31, 2013, the Company had $25,357 of unrecognized tax benefits.  If recognized, approximately $15,018 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2008.  The Company is currently subject to an IRS audit for 2010-2011, various U.S. state audits, a Canadian tax audit for 2003-2010 and an Indonesian tax audit for 2003-2007.  Except as discussed below, the Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $4,631 in prior years’ unrecognized tax benefits by the end of the first quarter 2014.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $60,514 plus approximately $16,713 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset valued at $86,914 as of March 31, 2013.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.
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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the three months ended March 31, 2013 and 2012.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2013.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $57,071 and $39,597 at March 31, 2013 and December 31, 2012, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Net Investment Hedges
The Company has a foreign currency forward contract that qualifies and is designated as a net investment hedge.  The dollar equivalent gross notional amount of this short-term contract was $12,819 at March 31, 2013. The effective portion of the fair value gain or loss on this net investment hedge is recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $274,273 and $189,259 at March 31, 2013 and December 31, 2012, respectively.  The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of 330,000 troy ounces and 375,000 pounds, respectively, at March 31, 2013.  The notional amount of short-term silver and copper forward contracts was 275,000 troy ounces and 375,000 pounds, respectively, at December 31, 2012.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	March 31, 2013		December 31, 2012
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$493	$278	$352	$325
Net investment contracts	496	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,170	1,171	510	902
Commodity contracts	182	6	731	—
Total derivatives	$2,341	$1,455	$1,593	$1,227
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three month periods ended March 31, 2013 and 2012 consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2013	2012
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$398	$281
Commodity contracts	Cost of goods sold	(1,160)	(1,753)
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2013	December 31, 2012
Foreign exchange contracts	$186	$80
Net investment contracts	496	—

		Three Months Ended March 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2013	2012
Foreign exchange contracts	Sales	$101	$231
	Cost of goods sold	(581)	222

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company expects a gain of $682 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3                   Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of March 31, 2013, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,663	$—	$1,663	$—
Net investment contracts	496	—	496	—
Commodity contracts	182	—	182	—
Total assets	$2,341	$—	$2,341	$—

Liabilities:
Foreign exchange contracts	$1,449	$—	$1,449	$—
Commodity contracts	6	—	6	—
Contingent consideration	5,010	—	—	5,010
Deferred compensation	18,173	—	18,173	—
Total liabilities	$24,638	$—	$19,628	$5,010

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2012, measured at fair value on a recurring basis:

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the three months ended March 31, 2013, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $5,010 as of March 31, 2013, which reflects a $116 increase in the liability from December 31, 2012.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.  The discounted cash flow utilized weighted average inputs, including a risk-based discount rate of 9.7% and a compounded annual revenue growth rate of 34.7%.  The discount rate was determined using discount rates of 3.5% reflective of the Company’s cost of debt and 14.1% as a risk adjusted cost of capital and the compounded annual revenue growth rate was determined using various scenarios with growth ranging from remaining relatively flat to growth rates of up to 70.9%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both March 31, 2013 and December 31, 2012.  The fair value of long-term debt at March 31, 2013 and December 31, 2012, including the current portion, was approximately $1,800 and $1,919, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $1,900 and $2,055, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

	Three months ended March 31,
	2013		2012		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$718,573	100.0%	$727,122	100.0%	$(8,549)	(1.2%)
Cost of goods sold	492,001	68.5%	511,857	70.4%	(19,856)	(3.9%)
Gross profit	226,572	31.5%	215,265	29.6%	11,307	5.3%
Selling, general & administrative expenses	136,891	19.1%	123,615	17.0%	13,276	10.7%
Rationalization and asset impairment charges	1,051	0.1%	—	—	1,051	100.0%
Operating income	88,630	12.3%	91,650	12.6%	(3,020)	(3.3%)
Interest income	1,026	0.1%	883	0.1%	143	16.2%
Equity earnings in affiliates	1,259	0.2%	692	0.1%	567	81.9%
Other income	714	0.1%	866	0.1%	(152)	(17.6%)
Interest expense	(950)	(0.1%)	(1,172)	(0.2%)	222	18.9%
Income before income taxes	90,679	12.6%	92,919	12.8%	(2,240)	(2.4%)
Income taxes	23,836	3.3%	28,770	4.0%	(4,934)	(17.1%)
Net income including non-controlling interests	66,843	9.3%	64,149	8.8%	2,694	4.2%
Non-controlling interests in subsidiaries’ earnings (loss)	37	—	(94)	—	131	139.4%
Net income	$66,806	9.3%	$64,243	8.8%	$2,563	4.0%
Net Sales:  Net sales for the three months ended March 31, 2013 decreased 1.2% from the comparable period in 2012.  The sales decrease reflects volume decreases of 6.0%, price increases of 0.1%, increases from acquisitions of 5.5% and unfavorable impacts from foreign exchange of 0.8%.  Sales volumes decreased as a result of softening demand in both domestic and international markets.
Gross Profit:  Gross profit increased 5.3% to $226,572 for the three months ended March 31, 2013 compared with $215,265 in the comparable period in 2012.  As a percentage of Net sales, Gross profit increased to 31.5% in the three months ended March 31, 2013 from 29.6% in the comparable period in 2012.  The increase was the result of pricing stability in the wake of lower year over year input costs, partially offset with lower margins from recent acquisitions. The current period includes incremental costs of $1,579 due to the devaluation of the Venezuelan currency. Foreign currency exchange rates had a $1,470 unfavorable translation impact in the three months ended March 31, 2013.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $13,276, or 10.7%, in the three months ended March 31, 2013 compared with the comparable period in 2012.  As a percentage of Net sales, SG&A expenses were 19.1% and 17.0% in the three months ended March 31, 2013 and 2012, respectively.  The increase in SG&A expenses was predominantly due to increased SG&A expenses from acquisitions of $7,297, higher foreign exchange transaction losses of $6,672, which includes a charge of $8,081 due to the devaluation of the Venezuelan currency, and higher general and administrative spending of $3,376 primarily related to additional employee compensation costs, partially offset by lower bonus expense of $2,862.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,259 in the three months ended March 31, 2013 compared with earnings of $692 in the comparable period in 2012.  The increase was due to an increase in earnings of $698 in Turkey partially offset by a decrease in earnings of $131 in Chile.
Interest Expense:  Interest expense decreased to $950 in the three months ended March 31, 2013 from $1,172 in the comparable period in 2012 as a result of lower levels of debt in the three months ended March 31, 2013.
Income Taxes:  The Company recognized $23,836 of tax expense on pre-tax income of $90,679, resulting in an effective income tax rate of 26.3% for the three months ended March 31, 2013.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized, U.S. tax credits and deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 31.0% for the three months ended March 31, 2012 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
Net Income:  Net income for the three months ended March 31, 2013 was $66,806 compared with Net income of $64,243 in the three months ended March 31, 2012.  Diluted earnings per share for the three months ended March 31, 2013 was $0.80 compared with $0.76 in the comparable period in 2012.  Foreign currency exchange rate movements had an unfavorable translation effect of $288 on Net income for the three months ended March 31, 2013.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2013:

		Change in Net Sales due to:
	Net Sales 2012	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2013
Operating Segments
North America Welding	$381,329	$(7,350)	$40,260	$5,276	$39	$419,554
Europe Welding	125,803	(9,007)	—	(3,976)	(2,329)	110,491
Asia Pacific Welding	92,563	(20,145)	—	(1,921)	(458)	70,039
South America Welding	39,838	(3,321)	—	1,992	(2,135)	36,374
The Harris Products Group	87,589	(3,807)	—	(459)	(1,208)	82,115
Consolidated	$727,122	$(43,630)	$40,260	$912	$(6,091)	$718,573
% Change
North America Welding		(1.9%)	10.6%	1.4%	—	10.0%
Europe Welding		(7.2%)	—	(3.2%)	(1.9%)	(12.2%)
Asia Pacific Welding		(21.8%)	—	(2.1%)	(0.5%)	(24.3%)
South America Welding		(8.3%)	—	5.0%	(5.4%)	(8.7%)
The Harris Products Group		(4.3%)	—	(0.5%)	(1.4%)	(6.2%)
Consolidated		(6.0%)	5.5%	0.1%	(0.8%)	(1.2%)
Net sales volumes for the three months ended March 31, 2013 decreased for all operating segments as result of softening demand in both domestic and international markets.  Product pricing decreased for all operating segments from prior year levels, except for the North America Welding and South America Welding segments. Product pricing in the North America Welding segment increased slightly due to the realization of price increases. Product pricing in the Europe Welding segment decreased due to declining raw material costs. Product pricing decreased for the Asia Pacific Welding segment reflecting declines in pricing in Australia as well as declining raw material costs. Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Tennessee Rand, Inc. ("Tenn Rand") in December 2012, Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn") in November 2012, Wayne Trail Technologies, Inc. ("Wayne Trail") in May 2012 and Weartech International, Inc. ("Weartech") in March 2012 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the North America Welding segment, decreased due to a stronger U.S. dollar.
Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended March 31, 2013 by segment compared with the comparable period in 2012:

	Three months ended March 31,
	2013	2012	$ Change	% Change
North America Welding:
Net sales	$419,554	$381,329	38,225	10.0%
Inter-segment sales	28,985	33,542	(4,557)	(13.6%)
Total Sales	$448,539	$414,871	33,668	8.1%

EBIT, as adjusted	$76,660	$69,519	7,141	10.3%
As a percent of total sales	17.1%	16.8%		0.3%

Europe Welding:
Net sales	$110,491	$125,803	(15,312)	(12.2%)
Inter-segment sales	4,279	4,451	(172)	(3.9%)
Total Sales	$114,770	$130,254	(15,484)	(11.9%)

EBIT, as adjusted	$10,701	$12,811	(2,110)	(16.5%)
As a percent of total sales	9.3%	9.8%		(0.5%)

Asia Pacific Welding:
Net sales	$70,039	$92,563	(22,524)	(24.3%)
Inter-segment sales	4,384	3,817	567	14.9%
Total Sales	$74,423	$96,380	(21,957)	(22.8%)

EBIT, as adjusted	$2,293	$2,573	(280)	(10.9%)
As a percent of total sales	3.1%	2.7%		0.4%

South America Welding:
Net sales	$36,374	$39,838	(3,464)	(8.7%)
Inter-segment sales	20	—	20	100.0%
Total Sales	$36,394	$39,838	(3,444)	(8.6%)

EBIT, as adjusted	$5,112	$2,905	2,207	76.0%
As a percent of total sales	14.0%	7.3%		6.7%

The Harris Products Group:
Net sales	$82,115	$87,589	(5,474)	(6.2%)
Inter-segment sales	2,224	2,383	(159)	(6.7%)
Total Sales	$84,339	$89,972	(5,633)	(6.3%)

EBIT, as adjusted	$7,151	$7,153	(2)	—
As a percent of total sales	8.5%	8.0%		0.5%

EBIT, as adjusted as a percent of total sales increased for all segments, except for the Europe Welding segment, in the three months ended March 31, 2013 as compared with the same period of the prior year.  The North America Welding segment growth is primarily due to an improved price / cost relationship. The decrease in the Europe Welding segment is primarily due to volume decreases of 7.2%.  The Asia Pacific Welding segment increase is due to improved profitability in China.  The South America Welding segment increase is a result of improving results in Brazil and product pricing increases exceeding inflationary costs.  The Harris Products Group segment growth is primarily a result of improved product mix on equipment sales volume.

In the three months ended March 31, 2013, special items include net charges of $860 and $197 in the North America Welding and Asia Pacific Welding segments, respectively, and a net gain of $6 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent charges of $9,660, relating to devaluation of Venezuelan currency.

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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended March 31,
	2013	2012
Operating income as reported	$88,630	$91,650
Special items (pre-tax):
Rationalization and asset impairment charges (gains)	1,051	—
Venezuela currency devaluation	9,660	—
Adjusted operating income	$99,341	$91,650
Special items included in Operating income during the three month period ended March 31, 2013 include net rationalization and asset impairment charges of $1,051, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations from actions initiated in 2012 and charges of $9,660 related to the devaluation of the Venezuelan currency.
The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Net income as reported	$66,806	$64,243
Special items (after-tax):
Rationalization and asset impairment charges (gains)	673	—
Venezuela currency devaluation	9,660	—
Adjusted net income	$77,139	$64,243
Diluted earnings per share as reported	$0.80	$0.76
Special items	0.12	—
Adjusted diluted earnings per share	$0.92	$0.76
Special items included in Net income during the three month period ended March 31, 2013 include net rationalization and asset impairment charges of $673, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations from actions initiated in 2012 and charges of $9,660 related to the devaluation of the Venezuelan currency.

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
The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2013	2012	Change
Cash (used) provided by operating activities	$(20,148)	$79,164	$(99,312)
Cash used by investing activities	(15,582)	(34,253)	18,671
Capital expenditures	(15,138)	(12,567)	(2,571)
Acquisition of businesses, net of cash acquired	(549)	(21,896)	21,347
Proceeds from sale of property, plant and equipment	105	210	(105)
Cash used by financing activities	(625)	(107,859)	107,234
Payments on short-term borrowings, net	(1,345)	(1,881)	536
Payments on long-term borrowings, net	(147)	(82,117)	81,970
Proceeds from exercise of stock options	9,658	7,440	2,218
Excess tax benefits from stock-based compensation	3,989	2,983	1,006
Purchase of shares for treasury	(12,780)	(20,098)	7,318
Cash dividends paid to shareholders	—	(14,186)	14,186
Decrease in Cash and cash equivalents	(38,009)	(60,263)
Cash and cash equivalents decreased 13.3% or $38,009 during the three months ended March 31, 2013 to $248,455 from $286,464 as of December 31, 2012.  This decrease was predominantly due to higher net operating working capital requirements, a voluntary contribution of $50,000 to the Company's U.S. pension plans, an increase of $32,000 from the comparable period in 2012, and cash used in the purchases of common shares for treasury of $12,780.  The decrease in Cash and cash equivalents during the three months ended March 31, 2013 compares to a decrease of 16.7% or $60,263 to $300,838 during the three months ended March 31, 2012.
Cash provided by operating activities decreased by $99,312 for the three months ended March 31, 2013, compared with the three months ended March 31, 2012.  The decrease was predominantly due to higher net operating working capital requirements and an increase in contribution to the Company's U.S. pension plans of $32,000 in the three months ended March 31, 2013, compared with the three months ended March 31, 2012.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 20.3% at March 31, 2013 compared with 18.8% at December 31, 2012 and decreased compared with 21.4% at March 31, 2012.  Days sales in inventory increased to 94.6 days at March 31, 2013 from 94.3 days at December 31, 2012 and decreased from 95.5 days at March 31, 2012.  Accounts receivable days increased to 56.4 days at March 31, 2013 from 51.8 days at December 31, 2012 and decreased from 56.5 at March 31, 2012.  Average days in accounts payable increased to 44.1 days at March 31, 2013 from 43.9 days at December 31, 2012 and 40.2 days at March 31, 2012.
Cash used by investing activities for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 decreased by $18,671.  This reflects an increase in capital expenditures of $2,571 and a decrease in cash used in the acquisition of businesses of $21,347.  The Company anticipates capital expenditures of $60,000 in 2013.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities decreased by $107,234 to $625 in the three months ended March 31, 2013 compared with the comparable period in 2012.  The decrease was predominantly due to lower net payments of long-term borrowings of $81,970, lower cash dividends paid to shareholders of $14,186 and lower purchases of common shares for treasury of $7,318.
The Company’s debt levels decreased from $20,275 at December 31, 2012 to $18,483 at March 31, 2013.  Debt to total invested capital decreased to 1.3% at March 31, 2013 from 1.5% at December 31, 2012.
In April 2013, the Company paid a cash dividend of $0.20 per share, or $16,580, to shareholders of record on March 28, 2013.
Canada — Notice of Reassessment
As discussed in Note 16 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $60,514 plus approximately $16,713 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made in 2012 and is recorded as a non-current asset as of March 31, 2013.  Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.
Venezuela — Highly Inflationary Economy
Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the non-essential rate moved from 4.3 to 6.3 bolivars to the U.S. dollar.
The devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $1,579 due to the liquidation of inventory valued at the historical exchange rate. The impact of selling inventories carried at the previous exchange rate is expected to decrease gross profit by approximately $2,538 in the second quarter 2013. The Company also expects that its Venezuelan subsidiary's results of operations will decrease in 2013 due to the new exchange rate.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $18,640 at March 31, 2013 and $31,545 at December 31, 2012.
The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  These include but are not limited to the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  If in the future the Company were to convert bolivars at a rate other than the official exchange rate or the official exchange rate is revised, the Company may realize a loss to earnings.  For example, a future devaluation in the Venezuelan currency to a rate of 12.6 would result in the Company realizing additional charges of approximately $5,500 to Cost of goods sold based on current inventory levels and $9,500 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position.

New Accounting Pronouncements
Refer to Note 3 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions
On December 31, 2012, the Company completed the acquisition of the privately-held automated systems and tooling manufacturer, Tenn Rand.  Tenn Rand, based in Chattanooga, Tennessee, is a leader in the design and manufacture of tooling and robotic systems for welding applications. The acquisition added tool design, system building and machining capabilities that will enable the Company to further expand its welding automation business. Annual sales for Tenn Rand in 2012 were approximately $35,000.
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
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $143,273 in cash, net of cash acquired and assumed debt. The fair value of net assets acquired was $71,683, resulting in goodwill of $71,590. The purchase price allocations for some of the acquisitions are preliminary and subject to final opening balance sheet adjustments.
Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

Debt
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2012.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At March 31, 2013, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,081 plaintiffs, which is a net increase of 31 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 41,199 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 619 were decided in favor of the Company following summary judgment motions.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results.
We are subject to changes in the U.S. regulatory environment, which could adversely affect our results of operations, cash flows and financial condition.
Our businesses, results of operations or financial condition could be adversely affected if laws, regulations or standards relating to us, our products or the markets in which we operate are newly implemented or changed, including recently-promulgated "conflict minerals" disclosure rules. New or revised laws, regulations or standards could increase our cost of doing business or restrict our ability to operate our business or execute our strategies.
For example, in August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of certain minerals known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent sourcing of such minerals and metals produced from those minerals. The new rules will require us to engage in due diligence efforts for the 2013 calendar year, with initial disclosures required no later than May 31, 2014. We expect that we will incur additional costs and expenses in order to comply with these rules.
Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“the Act”) was signed into law. The Act makes broad-based changes to the U.S. health care system, which could significantly affect the U.S. economy and our financial results. While the provisions of the Act are not expected to have any significant short-term impacts, the potential long-term impacts on our business and the consolidated financial statements are currently uncertain. We are currently assessing the potential impact of the Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2013 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2013	—		$—	—	3,342,373
February 1 - 28, 2013	50,956		55.52	50,956	3,291,417
March 1 - 31, 2013	177,866	(1)	55.94	148,104	3,143,313

1
The above share repurchases include the surrender of 29,762 shares of the Company's common stock to satisfy minimum income tax withholding requirements related to the vesting of 81,620 restricted shares granted pursuant to the Company's 2006 Equity and Performance Incentive Plan.

2
In October 2003, the Company’s Board of Directors authorized a share repurchase program for up to 30 million of the Company’s common shares.  Total shares purchased through the share repurchase programs were 26,856,687 shares at a total cost of $441.2 million for a weighted average cost of $16.43 per share through March 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

31.1	Certification of the President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of the President and Chief Executive Officer (Principal Executive Officer) and Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
April 26, 2013