Form 10-Q
period 2013-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2013-07-31
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2013 was 82,204,376.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
Item 3. Quantitative and Qualitative Disclosures About Market Risk		31
Item 4. Controls and Procedures		31

PART II. OTHER INFORMATION		32
Item 1. Legal Proceedings		32
Item 1A. Risk Factors		32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		33
Item 4. Mine Safety Disclosures		33
Item 6. Exhibits		33
Signatures		34
EX-31.1	Certification of the President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$727,432	$744,045	$1,446,005	$1,471,167
Cost of goods sold	487,094	519,048	979,095	1,030,905
Gross profit	240,338	224,997	466,910	440,262
Selling, general & administrative expenses	135,215	127,714	272,106	251,329
Rationalization and asset impairment charges	851	1,258	1,902	1,258
Operating income	104,272	96,025	192,902	187,675

Other income (expense):
Interest income	890	849	1,916	1,732
Equity earnings in affiliates	1,258	2,006	2,517	2,698
Other income	913	403	1,627	1,269
Interest expense	(799)	(1,126)	(1,749)	(2,298)
Total other income	2,262	2,132	4,311	3,401
Income before income taxes	106,534	98,157	197,213	191,076
Income taxes	34,007	31,792	57,843	60,562
Net income including non-controlling interests	72,527	66,365	139,370	130,514
Non-controlling interests in subsidiaries’ (loss) earnings	(79)	46	(42)	(48)
Net income	$72,606	$66,319	$139,412	$130,562

Basic earnings per share	$0.88	$0.80	$1.69	$1.57
Diluted earnings per share	$0.87	$0.79	$1.67	$1.54
Cash dividends declared per share	$0.20	$0.17	$0.40	$0.34

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income including non-controlling interests	$72,527	$66,365	$139,370	$130,514
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of $(217) and $(331) in the three and six months ended June 30, 2013; $(74) and $1 in the three and six months ended June 30, 2012	(15)	(61)	587	(559)
Defined benefit pension plan activity, net of tax of $3,114 and $6,182 in the three and six months ended June 30, 2013; $2,994 and $5,838 in the three and six months ended June 30, 2012	4,972	4,369	10,077	9,215
Currency translation adjustment	(20,861)	(30,533)	(35,100)	(4,970)
Other comprehensive (loss) income:	(15,904)	(26,225)	(24,436)	3,686
Comprehensive income	56,623	40,140	114,934	134,200
Comprehensive loss attributable to non-controlling interests	(241)	(543)	(91)	(568)
Comprehensive income attributable to shareholders	$56,864	$40,683	$115,025	$134,768

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$256,389	$286,464
Accounts receivable (less allowance for doubtful accounts of $8,456 in 2013; $8,654 in 2012)	396,383	360,662
Inventories:
Raw materials	114,429	119,963
Work-in-process	44,355	41,805
Finished goods	208,847	203,122
Total inventory	367,631	364,890
Other current assets	113,821	120,800
Total Current Assets	1,134,224	1,132,816

Property, Plant and Equipment
Land	44,102	44,510
Buildings	354,400	343,867
Machinery and equipment	719,983	732,461
	1,118,485	1,120,838
Less accumulated depreciation	642,333	634,602
Property, Plant and Equipment, Net	476,152	486,236
Non-current assets	449,741	470,811
TOTAL ASSETS	$2,060,117	$2,089,863

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$14,338	$18,220
Trade accounts payable	195,459	209,647
Other current liabilities	242,450	211,944
Current portion of long-term debt	438	456
Total Current Liabilities	452,685	440,267

Long-Term Liabilities
Long-term debt, less current portion	1,388	1,599
Accrued pensions	130,982	216,189
Other long-term liabilities	80,607	73,487
Total Long-Term Liabilities	212,977	291,275

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	224,327	205,124
Retained earnings	1,789,049	1,682,668
Accumulated other comprehensive loss	(259,787)	(235,400)
Treasury shares	(384,849)	(319,877)
Total Shareholders’ Equity	1,378,598	1,342,373
Non-controlling interests	15,857	15,948
Total Equity	1,394,455	1,358,321

TOTAL LIABILITIES AND EQUITY	$2,060,117	$2,089,863

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,412	$130,562
Non-controlling interests in subsidiaries’ loss	(42)	(48)
Net income including non-controlling interests	139,370	130,514
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	354	—
Depreciation and amortization	34,555	31,785
Equity earnings in affiliates, net	(882)	(711)
Deferred income taxes	19,704	17,472
Stock-based compensation	4,979	4,465
Amortization of terminated interest rate swaps	—	(430)
Pension expense	14,935	17,690
Pension contributions and payments	(81,351)	(39,049)
Other, net	(347)	(1,331)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(43,367)	(21,549)
Increase in inventories	(12,308)	(20,702)
Decrease (increase) in other current assets	6,209	(10,250)
(Decrease) increase in trade accounts payable	(11,840)	16,383
Increase in other current liabilities	19,412	32,734
Net change in other long-term assets and liabilities	(2,372)	3,865
NET CASH PROVIDED BY OPERATING ACTIVITIES	87,051	160,886

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,048)	(26,247)
Acquisition of businesses, net of cash acquired	(4,676)	(49,335)
Proceeds from sale of property, plant and equipment	592	338
Other investing activities	(4,217)	(1,541)
NET CASH USED BY INVESTING ACTIVITIES	(39,349)	(76,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	514	2,069
Payments on short-term borrowings	(1,653)	(1,700)
Amounts due banks, net	(1,392)	(2,428)
Proceeds from long-term borrowings	—	914
Payments on long-term borrowings	(224)	(84,224)
Proceeds from exercise of stock options	13,204	12,212
Excess tax benefits from stock-based compensation	5,465	5,454
Purchase of shares for treasury	(69,677)	(40,138)
Cash dividends paid to shareholders	(16,580)	(28,363)
Other financing activities	(2,809)	—
NET CASH USED BY FINANCING ACTIVITIES	(73,152)	(136,204)

Effect of exchange rate changes on Cash and cash equivalents	(4,625)	(1,035)
DECREASE IN CASH AND CASH EQUIVALENTS	(30,075)	(53,138)

Cash and cash equivalents at beginning of period	286,464	361,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$256,389	$307,963

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
Venezuela — Highly Inflationary Economy
Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013, the non-essential rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. The devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $4,117 due to the liquidation of inventory valued at the historical exchange rate.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $18,632 at June 30, 2013 and $31,545 at December 31, 2012.

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$72,606	$66,319	$139,412	$130,562
Denominator:
Basic weighted average shares outstanding	82,419	83,328	82,569	83,390
Effect of dilutive securities - Stock options and awards	992	1,120	1,037	1,137
Diluted weighted average shares outstanding	83,411	84,448	83,606	84,527
Basic earnings per share	$0.88	$0.80	$1.69	$1.57
Diluted earnings per share	$0.87	$0.79	$1.67	$1.54
For the three months ended June 30, 2013 and 2012, common shares subject to equity-based awards of 418,407 and 45,188, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2013 and 2012, common shares subject to equity-based awards of 420,770 and 43,211, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $143,456 in cash, net of cash acquired and assumed debt. The fair value of net assets acquired was $71,727, resulting in goodwill of $71,729. The purchase price allocations for some of the acquisitions are preliminary and subject to final opening balance sheet adjustments.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended June 30, 2013
Net sales	$419,069	$108,661	$69,239	$44,503	$85,960	$—	$727,432
Inter-segment sales	35,529	4,330	4,374	51	2,674	(46,958)	—
Total	$454,598	$112,991	$73,613	$44,554	$88,634	$(46,958)	$727,432

EBIT, as adjusted	$82,777	$9,532	$653	$11,065	$7,343	$(1,538)	$109,832
Special items charge	266	75	510	2,538	—	—	3,389
EBIT	$82,511	$9,457	$143	$8,527	$7,343	$(1,538)	$106,443
Interest income							890
Interest expense							(799)
Income before income taxes							$106,534

Three Months Ended June 30, 2012
Net sales	$416,223	$114,437	$85,433	$37,169	$90,783	$—	$744,045
Inter-segment sales	39,658	4,466	5,076	11	2,353	(51,564)	—
Total	$455,881	$118,903	$90,509	$37,180	$93,136	$(51,564)	$744,045

EBIT, as adjusted	$76,556	$10,991	$4,014	$2,980	$9,041	$(2,509)	$101,073
Special items charge	77	592	589	1,381	—	—	2,639
EBIT	$76,479	$10,399	$3,425	$1,599	$9,041	$(2,509)	$98,434
Interest income							849
Interest expense							(1,126)
Income before income taxes							$98,157

Six Months Ended June 30, 2013
Net sales	$838,623	$219,152	$139,278	$80,877	$168,075	$—	$1,446,005
Inter-segment sales	64,514	8,609	8,758	71	4,898	(86,850)	—
Total	$903,137	$227,761	$148,036	$80,948	$172,973	$(86,850)	$1,446,005

EBIT, as adjusted	$159,437	$20,233	$2,946	$16,177	$14,494	$(2,141)	$211,146
Special items charge	1,126	69	707	12,198	—	—	14,100
EBIT	$158,311	$20,164	$2,239	$3,979	$14,494	$(2,141)	$197,046
Interest income							1,916
Interest expense							(1,749)
Income before income taxes							$197,213

Total assets	$1,000,724	$446,142	$339,657	$124,841	$187,475	$(38,722)	$2,060,117

Six months ended June 30, 2012
Net sales	$797,552	$240,240	$177,996	$77,007	$178,372	$—	$1,471,167
Inter-segment sales	73,200	8,917	8,893	11	4,736	(95,757)	—
Total	$870,752	$249,157	$186,889	$77,018	$183,108	$(95,757)	$1,471,167

EBIT, as adjusted	$146,075	$23,802	$6,587	$5,885	$16,194	$(4,262)	$194,281
Special items charge	77	592	589	1,381	—	—	2,639
EBIT	$145,998	$23,210	$5,998	$4,504	$16,194	$(4,262)	$191,642
Interest income							1,732
Interest expense							(2,298)
Income before income taxes							$191,076

Total assets	$897,248	$453,089	$365,494	$124,093	$200,676	$(18,612)	$2,021,988

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the second quarter 2013, special items include net charges of $266, $75 and $510 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special items represent charges of $2,538, relating to the devaluation of the Venezuelan currency.
In the second quarter 2012, special items include charges of $77, $592 and $589 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special item represents a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations.
In the six months ended June 30, 2013, special items include net charges of $1,126, $69 and $707 in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent charges of $12,198, relating to the devaluation of the Venezuelan currency.
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

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded net rationalization charges of $1,902 for the six months ended June 30, 2013. The charges include $1,819 primarily related to employee severance and $206 in asset impairment charges, partially offset by gains of $123 related to sale of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  These actions impacted 72 employees within the North America Welding segment.  During the six months ended June 30, 2013, the Company recorded charges of $1,126 which represent employee severance and other related costs. At June 30, 2013, a liability relating to these actions of $775 was recognized in Other current liabilities, which will be substantially paid in 2013. Additional charges related to the completion of this plan are expected to be immaterial.
Europe Welding Plans:
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions impacted 285 employees within the Europe Welding segment. During the six months ended June 30, 2013, the Company recorded net charges of $69 related to these activities.  The amount represents employee severance and other related costs partially offset by a gain on sale of assets.  At June 30, 2013, a liability relating to these actions of $1,354 was recognized in Other current liabilities, which will be substantially paid in 2013.  Additional charges related to the completion of this plan are expected to be immaterial.
Asia Pacific Welding Plans:
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment include the rationalization of its Australian manufacturing operations and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions impacted 268 employees within the Asia Pacific Welding segment. During the six months ended June 30, 2013, the Company recorded net charges of $707, which represent employee severance and other related costs of $622 and asset impairment charges of $206, partially offset by gains of $121 from the sale of assets.  At June 30, 2013, a liability relating to these actions of $684 was recognized in Other current liabilities, which will be substantially paid in 2013.  Additional charges related to the completion of this plan are expected to be immaterial.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods. The following tables summarize the activity related to the rationalization liabilities by segment for the six months ended June 30, 2013:

	North America Welding	Europe Welding	Asia Pacific Welding	Consolidated
Balance, December 31, 2012	$—	$2,013	$1,044	$3,057
Payments and other adjustments	(351)	(730)	(982)	(2,063)
Charged to expense	1,126	71	622	1,819
Balance, June 30, 2013	$775	$1,354	$684	$2,813

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM
As of June 30, 2013, the Company had a share repurchase program for up to 30 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and six month periods ended June 30, 2013, the Company purchased an aggregate of 1,013,356 and 1,212,416 common shares, respectively, in the open market under this program.  As of June 30, 2013, there remained 2,129,957 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.
In July 2013, the Company's Board of Directors authorized a new share repurchase program for up to an additional 15 million of the Company's common shares.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes:

	Three Months Ended June 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2013	$682		$(256,739)		$12,012		$(244,045)
Other comprehensive (loss) income before reclassification	(4)		—		(20,924)	[3]	(20,928)
Amounts reclassified from AOCI	(11)	[1]	4,972	[2]	225	[3]	5,186
Net current-period other comprehensive (loss) income	(15)		4,972		(20,699)		(15,742)
Balance at June 30, 2013	$667		$(251,767)		$(8,687)		$(259,787)

	Three Months Ended June 30, 2012
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2012	$414		$(250,523)		$32,070		$(218,039)
Other comprehensive (loss) income before reclassification	(125)		—		(30,329)	[3]	(30,454)
Amounts reclassified from AOCI	64	[1]	4,369	[2]	385	[3]	4,818
Net current-period other comprehensive (loss) income	(61)		4,369		(29,944)		(25,636)
Balance at June 30, 2012	$353		$(246,154)		$2,126		$(243,675)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

	Six Months Ended June 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive (loss) income before reclassification	1,078		—		(35,216)	[6]	(34,138)
Amounts reclassified from AOCI	(491)	[4]	10,077	[5]	165	[6]	9,751
Net current-period other comprehensive (loss) income	587		10,077		(35,051)		(24,387)
Balance at June 30, 2013	$667		$(251,767)		$(8,687)		$(259,787)

	Six months ended June 30, 2012
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2011	$912		$(255,369)		$6,576		$(247,881)
Other comprehensive (loss) income before reclassification	(1,076)		—		(4,775)	[6]	(5,851)
Amounts reclassified from AOCI	517	[4]	9,215	[5]	325	[6]	10,057
Net current-period other comprehensive (loss) income	(559)		9,215		(4,450)		4,206
Balance at June 30, 2012	$353		$(246,154)		$2,126		$(243,675)
_______________________________________________________________________________

1
During the 2013 period, this AOCI reclassification is a component of Net sales of $201 (net of tax of $32) and Cost of goods sold of $(212) (net of tax of $(73)); during the 2012 period, the reclassification is a component of Net sales of $233 (net of tax of $38) and Cost of goods sold of $(169) (net of tax of $(17)). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $3,114 and $2,994 during the three months ended June 30, 2013 and 2012, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $(162) and $(589) attributable to Non-controlling interests in the three months ended June, 2013 and 2012, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Note 9 - Equity for additional details.)

4
During the 2013 period, this AOCI reclassification is a component of Net sales of $302 (net of tax of $49) and Cost of goods sold of $(793) (net of tax of $(203)); during the 2012 period, the reclassification is a component of Net sales of $464 (net of tax of $91) and Cost of goods sold of $53 (net of tax of $99). (See Note 17 - Derivatives for additional details.)

5
This AOCI component is included in the computation of net periodic pension costs (net of tax of $6,182 and $5,838 during the six months ended June 30, 2013 and 2012, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

6
The Other comprehensive income before reclassifications excludes $(49) and $(520) attributable to Non-controlling interests in the six months ended June, 2013 and 2012, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — EQUITY
Changes in equity for the six months ended June 30, 2013 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$1,342,373	$15,948	$1,358,321
Comprehensive income (loss):
Net income (loss)	139,412	(42)	139,370
Other comprehensive loss	(24,387)	(49)	(24,436)
Total comprehensive income (loss)	115,025	(91)	114,934

Cash dividends declared - $0.40 per share	(33,030)	—	(33,030)
Issuance of shares under benefit plans	23,907	—	23,907
Purchase of shares for treasury	(69,677)	—	(69,677)
Balance, June 30, 2013	$1,378,598	$15,857	$1,394,455
Changes in equity for the six months ended June 30, 2012 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$1,176,946	$16,296	$1,193,242
Comprehensive income (loss):
Net income (loss)	130,562	(48)	130,514
Other comprehensive income (loss)	4,206	(520)	3,686
Total comprehensive income (loss)	134,768	(568)	134,200

Cash dividends declared - $0.34 per share	(28,429)	—	(28,429)
Issuance of shares under benefit plans	22,133	—	22,133
Purchase of shares for treasury	(40,138)	—	(40,138)
Balance, June 30, 2012	$1,265,280	$15,728	$1,281,008

NOTE 10 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $75,174 and $72,173 at June 30, 2013 and December 31, 2012, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — ACCRUED EMPLOYEE BONUS
“Other current liabilities” at June 30, 2013 and 2012 include accruals for year-end bonuses and related payroll taxes of $73,179 and $73,331, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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
The Company’s accrual for contingent liabilities was $5,265 as of June 30, 2013 and $5,636 as of December 31, 2012.  The accrual is included in Other current liabilities.  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $1,311 as of both June 30, 2013 and December 31, 2012.  The asset is included in Other current assets.
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
The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$15,304	$15,781
Accruals for warranties	5,777	5,487
Settlements	(6,306)	(5,833)
Foreign currency translation	(190)	(49)
Balance at end of period	$14,585	$15,386

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DEBT
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$5,744	$5,970	$11,419	$10,849
Interest cost	9,508	10,491	18,898	20,729
Expected return on plan assets	(15,860)	(14,983)	(31,264)	(29,371)
Amortization of prior service cost	(153)	(23)	(306)	(45)
Amortization of net loss	8,106	7,749	16,217	15,543
Defined benefit plans	7,345	9,204	14,964	17,705
Multi-employer plans	226	225	465	467
Defined contribution plans	2,603	2,353	5,192	4,597
Total pension cost	$10,174	$11,782	$20,621	$22,769
The Company voluntarily contributed $75,000 to its defined benefit plans in the United States during the six months ended June 30, 2013.

NOTE 16 — INCOME TAXES
The Company recognized $57,843 of tax expense on pre-tax income of $197,213, resulting in an effective income tax rate of 29.3% for the six months ended June 30, 2013.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized, U.S. tax credits and deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 31.7% for the six months ended June 30, 2012 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The anticipated effective income tax rate for 2013 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
As of June 30, 2013, the Company had $25,121 of unrecognized tax benefits.  If recognized, approximately $15,162 would be reflected as a component of income tax expense.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $4,627 in prior years’ unrecognized tax benefits by the end of the second quarter 2014.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $58,563 plus approximately $16,174 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset valued at $84,112 as of June 30, 2013.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.
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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the six months ended June 30, 2013 and 2012.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2013.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $54,385 and $39,597 at June 30, 2013 and December 31, 2012, respectively. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Net Investment Hedges
The Company has a foreign currency forward contract that qualifies and is designated as a net investment hedge.  The dollar equivalent gross notional amount of this short-term contract was $7,187 at June 30, 2013. The effective portion of the fair value gain or loss on this net investment hedge is recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $244,473 and $189,259 at June 30, 2013 and December 31, 2012, respectively.  The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of 290,000 troy ounces and 375,000 pounds, respectively, at June 30, 2013.  The notional amount of short-term silver and copper forward contracts was 275,000 troy ounces and 375,000 pounds, respectively, at December 31, 2012.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	June 30, 2013		December 31, 2012
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,125	$460	$352	$325
Net investment contracts	8	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	1,091	4,382	510	902
Commodity contracts	638	49	731	—
Total derivatives	$2,862	$4,891	$1,593	$1,227
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2013 and 2012 consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2013	2012	2013	2012
Not designated as hedges:				0	3711
Foreign exchange contracts	Selling, general & administrative expenses	$2,803	$480	$3,201	$761
Commodity contracts	Cost of goods sold	(2,237)	1,659	(3,397)	(94)
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2013	December 31, 2012
Foreign exchange contracts	$659	$80
Net investment contracts	8	—

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2013	2012	2013	2012
Foreign exchange contracts	Sales	$201	$233	$302	$464
	Cost of goods sold	(212)	(169)	(793)	53

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company expects a gain of $667 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3                   Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of June 30, 2013, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,216	$—	$2,216	$—
Net investment contracts	8	—	8	—
Commodity contracts	638	—	638	—
Total assets	$2,862	$—	$2,862	$—

Liabilities:
Foreign exchange contracts	$4,842	$—	$4,842	$—
Commodity contracts	49	—	49	—
Contingent consideration	5,129	—	—	5,129
Deferred compensation	18,635	—	18,635	—
Total liabilities	$28,655	$—	$23,526	$5,129

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the six months ended June 30, 2013, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $5,129 as of June 30, 2013, which reflects a $235 increase in the liability from December 31, 2012.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.  The discounted cash flow utilized weighted average inputs, including a risk-based discount rate of 9.7% and a compounded annual revenue growth rate of 32.9%.  The discount rate was determined using discount rates of 3.5% reflective of the Company’s cost of debt and 14.1% as a risk adjusted cost of capital and the compounded annual revenue growth rate was determined using various scenarios with growth ranging from remaining relatively flat to growth rates of up to 68.6%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both June 30, 2013 and December 31, 2012.  The fair value of long-term debt at June 30, 2013 and December 31, 2012, including the current portion, was approximately $1,706 and $1,919, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $1,826 and $2,055, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Results of Operations
Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$727,432	100.0%	$744,045	100.0%	$(16,613)	(2.2%)
Cost of goods sold	487,094	67.0%	519,048	69.8%	(31,954)	(6.2%)
Gross profit	240,338	33.0%	224,997	30.2%	15,341	6.8%
Selling, general & administrative expenses	135,215	18.6%	127,714	17.2%	7,501	5.9%
Rationalization and asset impairment charges	851	0.1%	1,258	0.2%	(407)	(32.4%)
Operating income	104,272	14.3%	96,025	12.9%	8,247	8.6%
Interest income	890	0.1%	849	0.1%	41	4.8%
Equity earnings in affiliates	1,258	0.2%	2,006	0.3%	(748)	(37.3%)
Other income	913	0.1%	403	0.1%	510	126.6%
Interest expense	(799)	(0.1%)	(1,126)	(0.2%)	327	29.0%
Income before income taxes	106,534	14.6%	98,157	13.2%	8,377	8.5%
Income taxes	34,007	4.7%	31,792	4.3%	2,215	7.0%
Net income including non-controlling interests	72,527	10.0%	66,365	8.9%	6,162	9.3%
Non-controlling interests in subsidiaries’ (loss) earnings	(79)	—	46	—	(125)	(271.7%)
Net income	$72,606	10.0%	$66,319	8.9%	$6,287	9.5%
Net Sales:  Net sales for the second quarter of 2013 decreased 2.2% from the second quarter 2012.  The sales decrease reflects volume decreases of 4.9%, price increases of 0.1%, increases from acquisitions of 3.1% and unfavorable impacts from foreign exchange of 0.5%.  Sales volumes decreased as a result of softening demand in both the domestic and international markets.
Gross Profit:  Gross profit increased 6.8% to $240,338 for the second quarter 2013 compared with $224,997 in the second quarter 2012.  As a percentage of Net sales, Gross profit increased to 33.0% in the second quarter 2013 from 30.2% in the second quarter 2012.  The increase was the result of geographic mix and pricing stability in the wake of lower year over year input costs.  The current period includes incremental costs of $2,538 due to the devaluation of the Venezuelan currency. The prior year period includes charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations. Foreign currency exchange rates had a $976 unfavorable translation impact in the second quarter 2013.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $7,501, or 5.9%, in the second quarter 2013 compared with the second quarter of 2012.  As a percentage of Net sales, SG&A expenses were 18.6% and 17.2% in the second quarter 2013 and 2012, respectively.  The increase in SG&A expenses was predominantly due to increased SG&A expenses from acquisitions of $5,091 and higher general and administrative spending of $4,391 primarily related to additional employee compensation costs.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,258 in the second quarter 2013 compared with earnings of $2,006 in the second quarter of 2012.  The decrease was primarily due to decreased earnings in Turkey.
Interest Expense:  Interest expense decreased to $799 in the second quarter 2013 from $1,126 in the second quarter of 2012 as a result of lower levels of debt in the current period.
Income Taxes:  The Company recognized $34,007 of tax expense on pre-tax income of $106,534, resulting in an effective income tax rate of 31.9% for the three months ended June 30, 2013 compared with an effective income tax rate of 32.4% in the second quarter of 2012.
Net Income:  Net income for the second quarter 2013 was $72,606 compared with Net income of $66,319 in the second quarter of 2012.  Diluted earnings per share for the second quarter 2013 were $0.87 compared with $0.79 in the second quarter of 2012.  Foreign currency exchange rate movements had an unfavorable translation effect of $200 on Net income for the second quarter of 2013.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended June 30, 2013:

		Change in Net Sales due to:
	Net Sales 2012	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2013
Operating Segments
North America Welding	$416,223	$(20,571)	22,954	$1,354	$(891)	$419,069
Europe Welding	114,437	(5,624)	—	789	(941)	108,661
Asia Pacific Welding	85,433	(15,177)	—	(1,063)	46	69,239
South America Welding	37,169	3,060	—	6,005	(1,731)	44,503
The Harris Products Group	90,783	1,997	—	(6,356)	(464)	85,960
Consolidated	$744,045	$(36,315)	$22,954	$729	$(3,981)	$727,432
% Change
North America Welding		(4.9%)	5.5%	0.3%	(0.2%)	0.7%
Europe Welding		(4.9%)	—	0.7%	(0.8%)	(5.0%)
Asia Pacific Welding		(17.8%)	—	(1.2%)	0.1%	(19.0%)
South America Welding		8.2%	—	16.2%	(4.7%)	19.7%
The Harris Products Group		2.2%	—	(7.0%)	(0.5%)	(5.3%)
Consolidated		(4.9%)	3.1%	0.1%	(0.5%)	(2.2%)
Net sales volumes for the second quarter of 2013 decreased for all operating segments except for the South America Welding and The Harris Products Group segments, as a result of softening demand in both the domestic and international markets.  Net sales volumes in the South America Welding segment increased as a result of increased demand in Brazil. Net sales volumes in The Harris Products Group segment increased as a result of increased demand in the domestic brazing market along with cutting and gas regulation equipment. Product pricing in the North America Welding and Europe Welding segments increased slightly due to the realization of price increases. Product pricing decreased for the Asia Pacific Welding segment due to lower raw material costs and competitive pricing conditions. Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela, and pricing increases in Brazil. Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Tennessee Rand, Inc. ("Tenn Rand") in December 2012, the Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn") in November 2012 and Wayne Trail Technologies, Inc. ("Wayne Trail") in May 2012 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Asia Pacific Welding segment, decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended June 30, 2013 by segment compared with the comparable period in 2012:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
North America Welding:
Net sales	$419,069	$416,223	2,846	0.7%
Inter-segment sales	35,529	39,658	(4,129)	(10.4%)
Total Sales	$454,598	$455,881	(1,283)	(0.3%)

EBIT, as adjusted	$82,777	$76,556	6,221	8.1%
As a percent of total sales	18.2%	16.8%		1.4%
Europe Welding:
Net sales	$108,661	$114,437	(5,776)	(5.0%)
Inter-segment sales	4,330	4,466	(136)	(3.0%)
Total Sales	$112,991	$118,903	(5,912)	(5.0%)

EBIT, as adjusted	$9,532	$10,991	(1,459)	(13.3%)
As a percent of total sales	8.4%	9.2%		(0.8%)
Asia Pacific Welding:
Net sales	$69,239	$85,433	(16,194)	(19.0%)
Inter-segment sales	4,374	5,076	(702)	(13.8%)
Total Sales	$73,613	$90,509	(16,896)	(18.7%)

EBIT, as adjusted	$653	$4,014	(3,361)	(83.7%)
As a percent of total sales	0.9%	4.4%		(3.5%)
South America Welding:
Net sales	$44,503	$37,169	7,334	19.7%
Inter-segment sales	51	11	40	363.6%
Total Sales	$44,554	$37,180	7,374	19.8%

EBIT, as adjusted	$11,065	$2,980	8,085	271.3%
As a percent of total sales	24.8%	8.0%		16.8%
The Harris Products Group:
Net sales	$85,960	$90,783	(4,823)	(5.3%)
Inter-segment sales	2,674	2,353	321	13.6%
Total Sales	$88,634	$93,136	(4,502)	(4.8%)

EBIT, as adjusted	$7,343	$9,041	(1,698)	(18.8%)
As a percent of total sales	8.3%	9.7%		(1.4%)
EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the three months ended June 30, 2013 as compared with the same period of the prior year primarily due to improved pricing and lower material costs. The decrease in the Europe Welding segment is primarily due to volume decreases of 4.9% and increased SG&A expenses.  The Asia Pacific Welding segment decrease is due to volume decreases of 17.8% and lower profitability in China.  The South America Welding segment increase is a result of improving results in Brazil and pricing increases as a result of the highly inflationary economy in Venezuela.  The Harris Products Group segment decrease is primarily a result of lower commodity prices leading to lower margins, and higher SG&A expenses.

In the three months ended June 30, 2013, special items include net charges of $266, $75 and $510 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent charges of $2,538, relating to the devaluation of the Venezuelan currency.
In the three months ended June 30, 2012 , special items include charges of $77, $592 and $589 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special item represents a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,446,005	100.0%	$1,471,167	100.0%	$(25,162)	(1.7%)
Cost of goods sold	979,095	67.7%	1,030,905	70.1%	(51,810)	(5.0%)
Gross profit	466,910	32.3%	440,262	29.9%	26,648	6.1%
Selling, general & administrative expenses	272,106	18.8%	251,329	17.1%	20,777	8.3%
Rationalization and asset impairment charges	1,902	0.1%	1,258	0.1%	644	51.2%
Operating income	192,902	13.3%	187,675	12.8%	5,227	2.8%
Interest income	1,916	0.1%	1,732	0.1%	184	10.6%
Equity earnings in affiliates	2,517	0.2%	2,698	0.2%	(181)	(6.7%)
Other income	1,627	0.1%	1,269	0.1%	358	28.2%
Interest expense	(1,749)	(0.1%)	(2,298)	(0.2%)	549	23.9%
Income before income taxes	197,213	13.6%	191,076	13.0%	6,137	3.2%
Income taxes	57,843	4.0%	60,562	4.1%	(2,719)	(4.5%)
Net income including non-controlling interests	139,370	9.6%	130,514	8.9%	8,856	6.8%
Non-controlling interests in subsidiaries’ loss	(42)	—	(48)	—	6	12.5%
Net income	$139,412	9.6%	$130,562	8.9%	$8,850	6.8%
Net Sales:  Net sales for the six months ended June 30, 2013 decreased 1.7% from the comparable period in 2012.  The sales decrease reflects volume decreases of 5.4%, price increases of 0.1%, increases from acquisitions of 4.3% and unfavorable impacts from foreign exchange of 0.7%.  Sales volumes decreased as a result of softening demand in both domestic and international markets.
Gross Profit:  Gross profit increased 6.1% to $466,910 for the six months ended June 30, 2013 compared with $440,262 in the comparable period in 2012.  As a percentage of Net sales, Gross profit increased to 32.3% in the six months ended June 30, 2013 from 29.9% in the comparable period in 2012.  The increase was the result of geographic mix and pricing stability in the wake of lower year over year input costs. The current period includes incremental costs of $4,117 due to the devaluation of the Venezuelan currency. The prior year period includes charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations. Foreign currency exchange rates had a $2,446 unfavorable translation impact in the six months ended June 30, 2013.
Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $20,777, or 8.3%, in the six months ended June 30, 2013 compared with the comparable period in 2012.  As a percentage of Net sales, SG&A expenses were 18.8% and 17.1% in the six months ended June 30, 2013 and 2012, respectively.  The increase in SG&A expenses was predominantly due to increased SG&A expenses from acquisitions of $12,388, higher foreign exchange transaction losses of $7,028, which includes a charge of $8,081 due to the devaluation of the Venezuelan currency, and higher general and administrative spending of $7,767 primarily related to additional employee compensation costs, partially offset by lower bonus expense of $3,510.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $2,517 in the six months ended June 30, 2013 compared with earnings of $2,698 in the comparable period in 2012.  The decrease was due to a decrease in earnings in Turkey and Chile.

Interest Expense:  Interest expense decreased to $1,749 in the six months ended June 30, 2013 from $2,298 in the comparable period in 2012 as a result of lower levels of debt in the six months ended June 30, 2013.
Income Taxes:  The Company recognized $57,843 of tax expense on pre-tax income of $197,213, resulting in an effective income tax rate of 29.3% for the six months ended June 30, 2013.  The effective income tax rate is lower than the Company’s effective income tax rate of 31.7% for the six months ended June 30, 2012 due to the reversal of a valuation allowance on deferred tax assets more-likely-than-not to be realized and the effect of the renewed U.S. research and development credit.
Net Income:  Net income for the six months ended June 30, 2013 was $139,412 compared with Net income of $130,562 in the six months ended June 30, 2012.  Diluted earnings per share for the six months ended June 30, 2013 was $1.67 compared with $1.54 in the comparable period in 2012.  Foreign currency exchange rate movements had an unfavorable translation effect of $488 on Net income for the six months ended June 30, 2013.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the six months ended June 30, 2013:

		Change in Net Sales due to:
	Net Sales 2012	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2013
Operating Segments
North America Welding	$797,552	$(27,921)	$63,214	$6,630	$(852)	$838,623
Europe Welding	240,240	(14,631)	—	(3,187)	(3,270)	219,152
Asia Pacific Welding	177,996	(35,322)	—	(2,984)	(412)	139,278
South America Welding	77,007	(261)	—	7,997	(3,866)	80,877
The Harris Products Group	178,372	(1,810)	—	(6,815)	(1,672)	168,075
Consolidated	$1,471,167	$(79,945)	$63,214	$1,641	$(10,072)	$1,446,005
% Change
North America Welding		(3.5%)	7.9%	0.8%	(0.1%)	5.1%
Europe Welding		(6.1%)	—	(1.3%)	(1.4%)	(8.8%)
Asia Pacific Welding		(19.8%)	—	(1.7%)	(0.2%)	(21.8%)
South America Welding		(0.3%)	—	10.4%	(5.0%)	5.0%
The Harris Products Group		(1.0%)	—	(3.8%)	(0.9%)	(5.8%)
Consolidated		(5.4%)	4.3%	0.1%	(0.7%)	(1.7%)
Net sales volumes for the six months ended June 30, 2013 decreased for all operating segments as result of softening demand in both domestic and international markets.  Product pricing in the North America Welding segment increased slightly due to the realization of price increases. Product pricing in the Europe Welding segment decreased due to declining raw material costs. Product pricing decreased for the Asia Pacific Welding segment due to lower raw material costs and competitive pricing conditions. Product pricing in the South America Welding segment reflects a higher inflationary environment, particularly in Venezuela, and pricing increases in Brazil.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Tenn Rand in December 2012, Kaliburn in November 2012, Wayne Trail in May 2012 and Weartech International, Inc. ("Weartech") in March 2012 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the six months ended June 30, 2013 by segment compared with the comparable period in 2012:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
North America Welding:
Net sales	$838,623	$797,552	41,071	5.1%
Inter-segment sales	64,514	73,200	(8,686)	(11.9%)
Total Sales	$903,137	$870,752	32,385	3.7%

EBIT, as adjusted	$159,437	$146,075	13,362	9.1%
As a percent of total sales	17.7%	16.8%		0.9%

Europe Welding:
Net sales	$219,152	$240,240	(21,088)	(8.8%)
Inter-segment sales	8,609	8,917	(308)	(3.5%)
Total Sales	$227,761	$249,157	(21,396)	(8.6%)

EBIT, as adjusted	$20,233	$23,802	(3,569)	(15.0%)
As a percent of total sales	8.9%	9.6%		(0.7%)

Asia Pacific Welding:
Net sales	$139,278	$177,996	(38,718)	(21.8%)
Inter-segment sales	8,758	8,893	(135)	(1.5%)
Total Sales	$148,036	$186,889	(38,853)	(20.8%)

EBIT, as adjusted	$2,946	$6,587	(3,641)	(55.3%)
As a percent of total sales	2.0%	3.5%		(1.5%)

South America Welding:
Net sales	$80,877	$77,007	3,870	5.0%
Inter-segment sales	71	11	60	545.5%
Total Sales	$80,948	$77,018	3,930	5.1%

EBIT, as adjusted	$16,177	$5,885	10,292	174.9%
As a percent of total sales	20.0%	7.6%		12.4%

The Harris Products Group:
Net sales	$168,075	$178,372	(10,297)	(5.8%)
Inter-segment sales	4,898	4,736	162	3.4%
Total Sales	$172,973	$183,108	(10,135)	(5.5%)

EBIT, as adjusted	$14,494	$16,194	(1,700)	(10.5%)
As a percent of total sales	8.4%	8.8%		(0.4%)
EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the six months ended June 30, 2013 as compared with the same period of the prior year primarily due to improved pricing and lower material costs. The decrease in the Europe Welding segment is primarily due to volume decreases of 6.1%.  The Asia Pacific Welding segment decrease is due to lower profitability in Australia and China due to weaker demand.  The South America Welding segment increase is a result of improving results in Brazil and pricing increases as a result of the highly inflationary economy in Venezuela.  The Harris Products Group segment decrease is primarily a result of lower commodity prices leading to lower margins, and higher SG&A expenses.

In the six months ended June 30, 2013, special items include net charges of $1,126, $69 and $707 in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent charges of $12,198, relating to the devaluation of the Venezuelan currency.
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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income as reported	$104,272	$96,025	$192,902	$187,675
Special items (pre-tax):
Rationalization and asset impairment charges	851	1,258	1,902	1,258
Venezuela currency devaluation	2,538	—	12,198	—
Venezuelan statutory severance obligation	—	1,381	—	1,381
Adjusted operating income	$107,661	$98,664	$207,002	$190,314
Special items included in Operating income during the three and six month periods ended June 30, 2013 include net rationalization and asset impairment charges of $851 and $1,902, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations from actions initiated in 2012 and charges of $2,538 and $12,198, respectively, related to the devaluation of the Venezuelan currency.
Special items included in Operating income during the three and six month periods ended June 30, 2012 include rationalization charges of $1,258 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the North America Welding, Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2012. Special items also include a charge of $1,381, relating to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.
The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income as reported	$72,606	$66,319	$139,412	$130,562
Special items (after-tax):
Rationalization and asset impairment charges	579	915	1,252	915
Venezuela currency devaluation	2,538	—	12,198	—
Venezuelan statutory severance obligation	—	906	—	906
Adjusted net income	$75,723	$68,140	$152,862	$132,383

Diluted earnings per share as reported	$0.87	$0.79	$1.67	$1.54
Special items	0.04	0.02	0.16	0.03
Adjusted diluted earnings per share	$0.91	$0.81	$1.83	$1.57

Special items included in Net income during the three and six month periods ended June 30, 2013 include net rationalization and asset impairment charges of $579 and $1,252, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations from actions initiated in 2012 and charges of $2,538 and $12,198, respectively, related to the devaluation of the Venezuelan currency.
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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2013	2012	Change
Cash provided by operating activities	$87,051	$160,886	$(73,835)
Cash used by investing activities	(39,349)	(76,785)	37,436
Capital expenditures	(31,048)	(26,247)	(4,801)
Acquisition of businesses, net of cash acquired	(4,676)	(49,335)	44,659
Proceeds from sale of property, plant and equipment	592	338	254
Other investing activities	(4,217)	(1,541)	(2,676)
Cash used by financing activities	(73,152)	(136,204)	63,052
Payments on short-term borrowings, net	(2,531)	(2,059)	(472)
Payments on long-term borrowings, net	(224)	(83,310)	83,086
Proceeds from exercise of stock options	13,204	12,212	992
Excess tax benefits from stock-based compensation	5,465	5,454	11
Purchase of shares for treasury	(69,677)	(40,138)	(29,539)
Cash dividends paid to shareholders	(16,580)	(28,363)	11,783
Other financing activities	(2,809)	—	(2,809)
Decrease in Cash and cash equivalents	(30,075)	(53,138)	31779
Cash and cash equivalents decreased 10.5% or $30,075 during the six months ended June 30, 2013 to $256,389 from $286,464 as of December 31, 2012.  This decrease was predominantly due to higher net operating working capital requirements, a voluntary contribution of $75,000 to the Company's U.S. pension plans, an increase of $39,000 from the comparable period in 2012, and cash used in the purchases of common shares for treasury of $69,677 offset by a decrease in cash used in the acquisition of businesses of $44,659 and payments on long-term borrowings of $83,086. The decrease in Cash and cash equivalents during the six months ended June 30, 2013 compares to a decrease of 14.7% or $53,138 to $307,963 during the six months ended June 30, 2012.

Cash provided by operating activities decreased by $73,835 for the six months ended June 30, 2013, compared with the six months ended June 30, 2012.  The decrease was predominantly due to higher net operating working capital requirements and an increase in contributions to the Company's U.S. pension plans of $39,000 in the six months ended June 30, 2013 compared with the six months ended June 30, 2012.  Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 19.5% at June 30, 2013 compared with 18.8% at December 31, 2012 and decreased compared with 20.9% at June 30, 2012.  Days sales in inventory decreased to 94.1 days at June 30, 2013 from 94.3 days at December 31, 2012 and 95.6 days at June 30, 2012.  Accounts receivable days increased to 52.4 days at June 30, 2013 from 51.8 days at December 31, 2012 and decreased from 54.0 at June 30, 2012.  Average days in accounts payable decreased to 40.3 days at June 30, 2013 from 43.9 days at December 31, 2012 and increased from 39.3 days at June 30, 2012.
Cash used by investing activities for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 decreased by $37,436.  The decrease is predominantly due to a decrease in cash used in the acquisition of businesses of $44,659.  The Company anticipates capital expenditures of $60,000 in 2013.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities decreased by $63,052 to $73,152 in the six months ended June 30, 2013 compared with the six months ended June 30, 2012.  The decrease was predominantly due to lower net payments of long-term borrowings of $83,086, lower cash dividends paid to shareholders of $11,783 partially offset by higher purchases of common shares for treasury of $29,539.
The Company’s debt levels decreased from $20,275 at December 31, 2012 to $16,164 at June 30, 2013.  Debt to total invested capital decreased to 1.1% at June 30, 2013 from 1.5% at December 31, 2012.
In July 2013, the Company paid a cash dividend of $0.20 per share, or $16,407 to shareholders of record on June 28, 2013.
Canada — Notice of Reassessment
As discussed in Note 16 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $58,563 plus approximately $16,174 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made in 2012 and is recorded as a non-current asset as of June 30, 2013.  Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.
Venezuela — Highly Inflationary Economy
Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the non-essential rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. The devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $4,117 due to the liquidation of inventory valued at the historical exchange rate.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $18,632 at June 30, 2013 and $31,545 at December 31, 2012.

The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  These include but are not limited to the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  If in the future the Company were to convert bolivars at a rate other than the official exchange rate or the official exchange rate is revised, the Company may realize a loss to earnings.  For example, a future devaluation in the Venezuelan currency to a rate of 12.6 would result in the Company realizing additional charges of approximately $4,500 to Cost of goods sold based on current inventory levels and $9,500 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position.

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
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $143,456 in cash, net of cash acquired and assumed debt. The fair value of net assets acquired was $71,727, resulting in goodwill of $71,729. The purchase price allocations for some of the acquisitions are preliminary and subject to final opening balance sheet adjustments.
Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

Debt
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At June 30, 2013, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,033 plaintiffs, which is a net decrease of 48 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 41,325 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed), one was resolved by agreement for an immaterial amount and 627 were decided in favor of the Company following summary judgment motions.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and on Form 10-Q for the quarter ended March 31, 2013, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2013 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)(3)
April 1 - 30, 2013	258,845		$52.46	258,845	2,884,468
May 1 - 31, 2013	389,980	(1)	56.22	388,512	2,495,956
June 1 - 30, 2013	365,999		58.45	365,999	2,129,957

1	The above share repurchases include the surrender of 1,468 shares of the Company's common shares in connection with the exercise of stock options.

2
In October 2003, the Company’s Board of Directors authorized a share repurchase program for up to 30 million of the Company’s common shares.  Total shares purchased through the share repurchase programs were 27,870,043 shares at a total cost of $498.0 million for a weighted average cost of $17.87 per share through June 30, 2013.

3	In July 2013, the Company's Board of Directors authorized a new share repurchase program for up to an additional 15 million of the Company's common shares.

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
July 31, 2013