Form 10-Q
period 2013-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2013-11-01
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of September 30, 2013 was 81,614,694.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3. Quantitative and Qualitative Disclosures About Market Risk		34
Item 4. Controls and Procedures		34

PART II. OTHER INFORMATION		35
Item 1. Legal Proceedings		35
Item 1A. Risk Factors		35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		36
Item 4. Mine Safety Disclosures		36
Item 6. Exhibits		36
Signatures		37
EX-31.1	Certification of the President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$691,875	$697,552	$2,137,880	$2,168,719
Cost of goods sold	459,178	484,190	1,438,273	1,515,095
Gross profit	232,697	213,362	699,607	653,624
Selling, general & administrative expenses	131,217	121,602	403,323	372,931
Rationalization and asset impairment charges	6,302	3,059	8,204	4,317
Operating income	95,178	88,701	288,080	276,376

Other income (expense):
Interest income	536	916	2,452	2,648
Equity earnings in affiliates	1,170	1,566	3,687	4,264
Other income	1,514	746	3,141	2,015
Interest expense	(558)	(1,040)	(2,307)	(3,338)
Total other income	2,662	2,188	6,973	5,589
Income before income taxes	97,840	90,889	295,053	281,965
Income taxes	33,588	26,153	91,431	86,715
Net income including non-controlling interests	64,252	64,736	203,622	195,250
Non-controlling interests in subsidiaries’ loss	(1,792)	(29)	(1,834)	(77)
Net income	$66,044	$64,765	$205,456	$195,327

Basic earnings per share	$0.81	$0.78	$2.50	$2.35
Diluted earnings per share	$0.80	$0.77	$2.47	$2.32
Cash dividends declared per share	$0.20	$0.17	$0.60	$0.51

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income including non-controlling interests	$64,252	$64,736	$203,622	$195,250
Other comprehensive income (loss), net of tax:
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax of $276 and $(55) in the three and nine months ended September 30, 2013; $147 and $148 in the three and nine months ended September 30, 2012	(734)	(5)	(147)	(564)
Defined benefit pension plan activity, net of tax of $2,050 and $8,232 in the three and nine months ended September 30, 2013; $2,755 and $8,593 in the three and nine months ended September 30, 2012	4,314	4,794	14,391	14,009
Currency translation adjustment	19,891	16,928	(15,209)	11,958
Other comprehensive income (loss):	23,471	21,717	(965)	25,403
Comprehensive income	87,723	86,453	202,657	220,653
Comprehensive (loss) income attributable to non-controlling interests	(1,678)	179	(1,769)	(389)
Comprehensive income attributable to shareholders	$89,401	$86,274	$204,426	$221,042

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	December 31, 2012
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$330,309	$286,464
Accounts receivable (less allowance for doubtful accounts of $8,445 in 2013; $8,654 in 2012)	375,224	360,662
Inventories:
Raw materials	108,698	119,963
Work-in-process	45,794	41,805
Finished goods	215,371	203,122
Total inventory	369,863	364,890
Other current assets	107,253	120,800
Total Current Assets	1,182,649	1,132,816

Property, Plant and Equipment
Land	45,539	44,510
Buildings	367,090	343,867
Machinery and equipment	720,913	732,461
	1,133,542	1,120,838
Less accumulated depreciation	654,869	634,602
Property, Plant and Equipment, Net	478,673	486,236
Non-current assets	458,319	470,811
TOTAL ASSETS	$2,119,641	$2,089,863

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$14,469	$18,220
Trade accounts payable	177,006	209,647
Other current liabilities	289,297	211,944
Current portion of long-term debt	423	456
Total Current Liabilities	481,195	440,267

Long-Term Liabilities
Long-term debt, less current portion	1,251	1,599
Accrued pensions	127,085	216,189
Other long-term liabilities	81,291	73,487
Total Long-Term Liabilities	209,627	291,275

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	230,086	205,124
Retained earnings	1,838,770	1,682,668
Accumulated other comprehensive loss	(236,430)	(235,400)
Treasury shares	(427,644)	(319,877)
Total Shareholders’ Equity	1,414,640	1,342,373
Non-controlling interests	14,179	15,948
Total Equity	1,428,819	1,358,321

TOTAL LIABILITIES AND EQUITY	$2,119,641	$2,089,863

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205,456	$195,327
Non-controlling interests in subsidiaries’ loss	(1,834)	(77)
Net income including non-controlling interests	203,622	195,250
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	5,049	357
Depreciation and amortization	51,881	48,220
Equity earnings in affiliates, net	(1,313)	(1,449)
Deferred income taxes	21,023	(288)
Stock-based compensation	7,511	6,711
Pension expense	22,261	26,590
Pension contributions and payments	(84,417)	(57,814)
Other, net	1,223	(512)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(17,982)	13,750
Increase in inventories	(9,889)	(6,832)
Decrease (increase) in other current assets	10,860	(12,180)
Decrease in trade accounts payable	(32,703)	(1,182)
Increase in other current liabilities	64,767	85,593
Net change in other long-term assets and liabilities	198	(52,873)
NET CASH PROVIDED BY OPERATING ACTIVITIES	242,091	243,341

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59,691)	(39,307)
Acquisition of businesses, net of cash acquired	(4,936)	(52,851)
Proceeds from sale of property, plant and equipment	796	538
Other investing activities	(4,217)	(1,541)
NET CASH USED BY INVESTING ACTIVITIES	(68,048)	(93,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	788	2,291
Payments on short-term borrowings	(1,732)	(3,813)
Amounts due banks, net	(1,110)	(1,858)
Proceeds from long-term borrowings	—	914
Payments on long-term borrowings	(297)	(85,535)
Proceeds from exercise of stock options	16,077	12,695
Excess tax benefits from stock-based compensation	6,973	5,594
Purchase of shares for treasury	(113,641)	(60,155)
Cash dividends paid to shareholders	(32,987)	(42,510)
Other financing activities	(2,809)	—
NET CASH USED BY FINANCING ACTIVITIES	(128,738)	(172,377)

Effect of exchange rate changes on Cash and cash equivalents	(1,460)	1,771
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,845	(20,426)

Cash and cash equivalents at beginning of period	286,464	361,101
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330,309	$340,675

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $19,104 at September 30, 2013 and $31,545 at December 31, 2012.

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$66,044	$64,765	$205,456	$195,327
Denominator:
Basic weighted average shares outstanding	81,644	82,918	82,260	83,233
Effect of dilutive securities - Stock options and awards	1,063	998	1,054	1,093
Diluted weighted average shares outstanding	82,707	83,916	83,314	84,326
Basic earnings per share	$0.81	$0.78	$2.50	$2.35
Diluted earnings per share	$0.80	$0.77	$2.47	$2.32
For the three months ended September 30, 2013 and 2012, common shares subject to equity-based awards of 44,026 and 461,093, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2013 and 2012, common shares subject to equity-based awards of 420,584 and 46,678, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards to be Adopted:
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with limited exceptions. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2013-11, but does not expect it will have a significant impact on the Company's financial statements.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended September 30, 2013
Net sales	$404,113	$98,522	$63,834	$51,715	$73,691	$—	$691,875
Inter-segment sales	35,355	5,256	3,821	151	2,311	(46,894)	—
Total	$439,468	$103,778	$67,655	$51,866	$76,002	$(46,894)	$691,875

EBIT, as adjusted	$75,225	$7,881	$(979)	$15,942	$6,917	$(822)	$104,164
Special items charge	(17)	1,595	4,724	—	—	—	6,302
EBIT	$75,242	$6,286	$(5,703)	$15,942	$6,917	$(822)	$97,862
Interest income							536
Interest expense							(558)
Income before income taxes							$97,840

Three Months Ended September 30, 2012
Net sales	$390,327	$104,480	$76,263	$44,545	$81,937	$—	$697,552
Inter-segment sales	28,186	3,261	2,748	27	1,869	(36,091)	—
Total	$418,513	$107,741	$79,011	$44,572	$83,806	$(36,091)	$697,552

EBIT, as adjusted	$70,797	$8,515	$2,054	$7,587	$7,739	$(2,620)	$94,072
Special items charge	477	1,874	708	—	—	—	3,059
EBIT	$70,320	$6,641	$1,346	$7,587	$7,739	$(2,620)	$91,013
Interest income							916
Interest expense							(1,040)
Income before income taxes							$90,889

Nine Months Ended September 30, 2013
Net sales	$1,242,736	$317,674	$203,112	$132,592	$241,766	$—	$2,137,880
Inter-segment sales	99,869	13,865	12,579	222	7,209	(133,744)	—
Total	$1,342,605	$331,539	$215,691	$132,814	$248,975	$(133,744)	$2,137,880

EBIT, as adjusted	$234,662	$28,114	$1,967	$32,119	$21,411	$(2,963)	$315,310
Special items charge	1,109	1,664	5,431	12,198	—	—	20,402
EBIT	$233,553	$26,450	$(3,464)	$19,921	$21,411	$(2,963)	$294,908
Interest income							2,452
Interest expense							(2,307)
Income before income taxes							$295,053

Total assets	$979,043	$415,387	$329,117	$145,672	$186,474	$63,948	$2,119,641

Nine months ended September 30, 2012
Net sales	$1,187,879	$344,720	$254,259	$121,552	$260,309	$—	$2,168,719
Inter-segment sales	101,386	12,178	11,641	38	6,605	(131,848)	—
Total	$1,289,265	$356,898	$265,900	$121,590	$266,914	$(131,848)	$2,168,719

EBIT, as adjusted	$216,872	$32,317	$8,641	$13,472	$23,933	$(6,882)	$288,353
Special items charge	554	2,466	1,297	1,381	—	—	5,698
EBIT	$216,318	$29,851	$7,344	$12,091	$23,933	$(6,882)	$282,655
Interest income							2,648
Interest expense							(3,338)
Income before income taxes							$281,965

Total assets	$909,827	$460,586	$358,626	$128,658	$203,536	$30,289	$2,091,522

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the third quarter 2013, special items include net charges of $1,595 and $49 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, and a net gain of $17 in the North America Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $4,675 related to impairment of long-lived assets.
In the third quarter 2012, special items include charges of $477, $1,914 and $311 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include a charge of $397 related to asset impairments.
In the nine months ended September 30, 2013, special items include net charges of $1,109, $1,664 and $756 in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment special items also include charges of $4,675 related to impairment of long-lived assets. The South America Welding segment special items represent charges of $12,198 related to the devaluation of the Venezuelan currency.
In the nine months ended September 30, 2012, special items include charges of $554, $2,506 and $900 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include a charge of $397 related to asset impairments. The South America Welding segment special item represents a charge of $1,381 related to a change in Venezuelan labor law, which provides for increased employee severance obligations.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded net rationalization charges of $8,204 for the nine months ended September 30, 2013. The charges include $3,479 primarily related to employee severance and $4,881 in asset impairment charges, partially offset by gains of $156 related to sale of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  These actions impacted 72 employees within the North America Welding segment.  During the nine months ended September 30, 2013, the Company recorded charges of $1,109, which represent employee severance and other related costs. At September 30, 2013, a liability relating to these actions of $614 was recognized in Other current liabilities, which will be substantially paid in 2013. Additional charges related to the completion of this plan are expected to be immaterial.
Europe Welding Plans:
The Company initiated a rationalization plan within the Europe Welding segment to consolidate certain consumable manufacturing operations. These actions are expected to impact 56 employees within the Europe Welding segment. During the nine months ended September 30, 2013, the Company recorded charges of $1,518 related to these activities which represents employee severance and other related costs. At September 30, 2013, a liability relating to these actions of $1,518 was recognized in Other current liabilities. The Company expects to incur additional charges in the range of $600 to $1,500 related to the completion of this plan.
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions impacted 285 employees within the Europe Welding segment. During the nine months ended September 30, 2013, the Company recorded net charges of $146 related to these activities.  The amount represents employee severance and other related costs partially offset by a gain on sale of assets.  At September 30, 2013, a liability relating to these actions of $1,315 was recognized in Other current liabilities, which will be substantially paid in 2013.  Additional charges related to the completion of this plan are expected to be immaterial.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Asia Pacific Welding Plans:
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment include the rationalization of its Australian manufacturing operations and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions impacted 268 employees within the Asia Pacific Welding segment. During the nine months ended September 30, 2013, the Company recorded net charges of $756, which represent employee severance and other related costs of $704 and asset impairment charges of $206, partially offset by gains of $154 from the sale of assets.  At September 30, 2013, a liability relating to these actions of $461 was recognized in Other current liabilities, which will be substantially paid in 2013.  Additional charges related to the completion of this plan are expected to be immaterial.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.
In the third quarter 2013, the Company recorded long-lived asset impairment charges of $4,675 in Rationalization and asset impairment charges. The charge is the result of the Company removing capacity to align itself with current market conditions and improve operating efficiency.
The following tables summarize the activity related to the rationalization liabilities by segment for the nine months ended September 30, 2013:

	North America Welding	Europe Welding	Asia Pacific Welding	Consolidated
Balance, December 31, 2012	$—	$2,013	$1,044	$3,057
Payments and other adjustments	(495)	(846)	(1,287)	(2,628)
Charged to expense	1,109	1,666	704	3,479
Balance, September 30, 2013	$614	$2,833	$461	$3,908

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM
As of September 30, 2013, the Company had a share repurchase program for up to 45 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and nine month periods ended September 30, 2013, the Company purchased an aggregate of 710,726 and 1,923,142 common shares, respectively, in the open market under this program.  As of September 30, 2013, there remained 16,419,231 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2013	$667		$(251,767)		$(8,687)		$(259,787)
Other comprehensive (loss) income before reclassification	(1,203)		—		19,808	[3]	18,605
Amounts reclassified from AOCI	469	[1]	4,314	[2]	(31)	[3]	4,752
Net current-period other comprehensive (loss) income	(734)		4,314		19,777		23,357
Balance at September 30, 2013	$(67)		$(247,453)		$11,090		$(236,430)

	Three Months Ended September 30, 2012
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2012	$353		$(246,154)		$2,126		$(243,675)
Other comprehensive (loss) income before reclassification	(167)		—		16,775	[3]	16,608
Amounts reclassified from AOCI	162	[1]	4,794	[2]	(55)	[3]	4,901
Net current-period other comprehensive (loss) income	(5)		4,794		16,720		21,509
Balance at September 30, 2012	$348		$(241,360)		$18,846		$(222,166)

_______________________________________________________________________________

1
During the 2013 period, this AOCI reclassification is a component of Net sales of $165 (net of tax of $29) and Cost of goods sold of $304 (net of tax of $145); during the 2012 period, the reclassification is a component of Net sales of $127 (net of tax of $13) and Cost of goods sold of $35 (net of tax of $59). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $2,050 and $2,755 during the three months ended September 30, 2013 and 2012, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $114 and $207 attributable to Non-controlling interests in the three months ended September 30, 2013 and 2012, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive (loss) income before reclassification	(1,067)		—		(15,408)	[6]	(16,475)
Amounts reclassified from AOCI	920	[4]	14,391	[5]	134	[6]	15,445
Net current-period other comprehensive (loss) income	(147)		14,391		(15,274)		(1,030)
Balance at September 30, 2013	$(67)		$(247,453)		$11,090		$(236,430)

	Nine months ended September 30, 2012
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2011	$912		$(255,369)		$6,576		$(247,881)
Other comprehensive (loss) income before reclassification	(1,243)		—		12,000	[6]	10,757
Amounts reclassified from AOCI	679	[4]	14,009	[5]	270	[6]	14,958
Net current-period other comprehensive (loss) income	(564)		14,009		12,270		25,715
Balance at September 30, 2012	$348		$(241,360)		$18,846		$(222,166)

4
During the 2013 period, this AOCI reclassification is a component of Net sales of $467 (net of tax of $78) and Cost of goods sold of $453 (net of tax of $136); during the 2012 period, the reclassification is a component of Net sales of $591 (net of tax of $104) and Cost of goods sold of $88 (net of tax of $164). (See Note 17 - Derivatives for additional details.)

5
This AOCI component is included in the computation of net periodic pension costs (net of tax of $8,232 and $8,593 during the nine months ended September 30, 2013 and 2012, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

6
The Other comprehensive income before reclassifications excludes $65 and $312 attributable to Non-controlling interests in the nine months ended September 30, 2013 and 2012, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — EQUITY
Changes in equity for the nine months ended September 30, 2013 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$1,342,373	$15,948	$1,358,321
Comprehensive income (loss):
Net income (loss)	205,456	(1,834)	203,622
Other comprehensive income (loss)	(1,030)	65	(965)
Total comprehensive income (loss)	204,426	(1,769)	202,657

Cash dividends declared - $0.60 per share	(49,353)	—	(49,353)
Issuance of shares under benefit plans	30,835	—	30,835
Purchase of shares for treasury	(113,641)	—	(113,641)
Balance, September 30, 2013	$1,414,640	$14,179	$1,428,819
Changes in equity for the nine months ended September 30, 2012 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2011	$1,176,946	$16,296	$1,193,242
Comprehensive income (loss):
Net income (loss)	195,327	(77)	195,250
Other comprehensive income (loss)	25,715	(312)	25,403
Total comprehensive income (loss)	221,042	(389)	220,653

Cash dividends declared - $0.51 per share	(42,551)	—	(42,551)
Issuance of shares under benefit plans	25,002	—	25,002
Purchase of shares for treasury	(60,155)	—	(60,155)
Balance, September 30, 2012	$1,320,284	$15,907	$1,336,191

NOTE 10 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $74,599 and $72,173 at September 30, 2013 and December 31, 2012, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — ACCRUED EMPLOYEE BONUS
“Other current liabilities” at September 30, 2013 and 2012 include accruals for year-end bonuses and related payroll taxes of $107,049 and $105,685, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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
The Company’s accrual for contingent liabilities was $3,930 as of September 30, 2013 and $5,636 as of December 31, 2012.  The accrual is included in Other current liabilities.  The Company also recognized an asset for recoveries from insurance carriers related to the insured claims outstanding of $545 as of September 30, 2013 and $1,311 as of December 31, 2012.  The asset is included in Other current assets.
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
The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$15,304	$15,781
Accruals for warranties	8,430	7,847
Settlements	(9,193)	(8,283)
Foreign currency translation	(88)	52
Balance at end of period	$14,453	$15,397

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DEBT
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$6,144	$5,426	$17,563	$16,275
Interest cost	8,954	10,368	27,852	31,097
Expected return on plan assets	(14,667)	(14,688)	(45,931)	(44,059)
Amortization of prior service cost	(153)	(23)	(459)	(68)
Amortization of net loss	7,045	7,773	23,262	23,316
Defined benefit plans	7,323	8,856	22,287	26,561
Multi-employer plans	237	223	702	690
Defined contribution plans	2,599	2,435	7,791	7,032
Total pension cost	$10,159	$11,514	$30,780	$34,283
The Company voluntarily contributed $75,216 to its defined benefit plans in the United States during the nine months ended September 30, 2013.

NOTE 16 — INCOME TAXES
The Company recognized $91,431 of tax expense on pre-tax income of $295,053, resulting in an effective income tax rate of 31.0% for the nine months ended September 30, 2013.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized, U.S. tax credits and deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided partially offset by the establishment of deferred tax liabilities for the planned repatriation of foreign earnings.
The effective income tax rate of 30.8% for the nine months ended September 30, 2012 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The anticipated effective income tax rate for 2013 depends on the amount of earnings in various tax jurisdictions and the level of related tax deductions achieved during the year.
As of September 30, 2013, the Company had $24,084 of unrecognized tax benefits.  If recognized, approximately $14,130 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009.  The Company is currently subject to an IRS audit for 2010-2011, various U.S. state audits, a Canadian tax audit for 2003-2010, an Indian tax audit for 2012 and an Indonesian tax audit for 2003-2007.  Except as discussed below, the Company does not expect the results of these examinations to have a material effect on the Company’s consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $3,619 in prior years’ unrecognized tax benefits by the end of the third quarter 2014.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $60,711 plus approximately $16,536 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset valued at $86,827 as of September 30, 2013.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.
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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the nine months ended September 30, 2013 and 2012.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2013.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $45,359 and $39,597 at September 30, 2013 and December 31, 2012, respectively. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Net Investment Hedges
The Company has a foreign currency forward contract that qualifies and is designated as a net investment hedge.  The dollar equivalent gross notional amount of this short-term contract was $7,444 at September 30, 2013. The effective portion of the fair value gain or loss on this net investment hedge is recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $245,101 and $189,259 at September 30, 2013 and December 31, 2012, respectively.  The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of 310,000 troy ounces and 375,000 pounds, respectively, at September 30, 2013.  The notional amount of short-term silver and copper forward contracts was 275,000 troy ounces and 375,000 pounds, respectively, at December 31, 2012.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	September 30, 2013		December 31, 2012
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$411	$435	$352	$325
Net investment contracts	—	2	—	—
Not designated as hedging instruments:
Foreign exchange contracts	959	1,282	510	902
Commodity contracts	289	57	731	—
Total derivatives	$1,659	$1,776	$1,593	$1,227
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2013 and 2012 consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2013	2012	2013	2012
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$3,186	$1,547	$194	$2,308
Commodity contracts	Cost of goods sold	(556)	(2,410)	2,841	(2,504)
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2013	December 31, 2012
Foreign exchange contracts	$(79)	$80
Net investment contracts	12	—

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2013	2012	2013	2012
Foreign exchange contracts	Sales	$165	$127	$467	$591
	Cost of goods sold	304	35	453	88

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company expects a loss of $67 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3                   Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of September 30, 2013, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,370	$—	$1,370	$—
Commodity contracts	289	—	289	—
Total assets	$1,659	$—	$1,659	$—

Liabilities:
Foreign exchange contracts	$1,717	$—	$1,717	$—
Commodity contracts	57	—	57	—
Net investment contracts	2	—	2	—
Contingent consideration	5,250	—	—	5,250
Deferred compensation	19,278	—	19,278	—
Total liabilities	$26,304	$—	$21,054	$5,250

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the nine months ended September 30, 2013, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $5,250 as of September 30, 2013, which reflects a $356 increase in the liability from December 31, 2012.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.  The discounted cash flow utilized weighted average inputs, including a risk-based discount rate of 9.7% and a compounded annual revenue growth rate of 30.5%.  The discount rate was determined using discount rates of 3.5% reflective of the Company’s cost of debt and 14.1% as a risk adjusted cost of capital and the compounded annual revenue growth rate was determined using various scenarios with growth ranging from remaining relatively flat to growth rates of up to 65.6%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both September 30, 2013 and December 31, 2012.  The fair value of long-term debt at September 30, 2013 and December 31, 2012, including the current portion, was approximately $1,503 and $1,919, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $1,674 and $2,055, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Results of Operations
Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013		2012		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$691,875	100.0%	$697,552	100.0%	$(5,677)	(0.8%)
Cost of goods sold	459,178	66.4%	484,190	69.4%	(25,012)	(5.2%)
Gross profit	232,697	33.6%	213,362	30.6%	19,335	9.1%
Selling, general & administrative expenses	131,217	19.0%	121,602	17.4%	9,615	7.9%
Rationalization and asset impairment charges	6,302	0.9%	3,059	0.4%	3,243	106.0%
Operating income	95,178	13.8%	88,701	12.7%	6,477	7.3%
Interest income	536	0.1%	916	0.1%	(380)	(41.5%)
Equity earnings in affiliates	1,170	0.2%	1,566	0.2%	(396)	(25.3%)
Other income	1,514	0.2%	746	0.1%	768	102.9%
Interest expense	(558)	(0.1%)	(1,040)	(0.1%)	482	46.3%
Income before income taxes	97,840	14.1%	90,889	13.0%	6,951	7.6%
Income taxes	33,588	4.9%	26,153	3.7%	7,435	28.4%
Net income including non-controlling interests	64,252	9.3%	64,736	9.3%	(484)	(0.7%)
Non-controlling interests in subsidiaries’ loss	(1,792)	(0.3%)	(29)	—	(1,763)	(6,079.3%)
Net income	$66,044	9.5%	$64,765	9.3%	$1,279	2.0%
Net Sales:  Net sales for the third quarter of 2013 decreased 0.8% from the third quarter 2012.  The sales decrease reflects volume decreases of 2.5%, price increases of 0.1%, increases from acquisitions of 2.2% and unfavorable impacts from foreign exchange of 0.6%.  Sales volumes decreased as a result of soft demand in both domestic and international markets.
Gross Profit:  Gross profit increased 9.1% to $232,697 for the third quarter 2013 compared with $213,362 in the third quarter 2012.  As a percentage of Net sales, Gross profit increased to 33.6% in the third quarter 2013 from 30.6% in the third quarter 2012.  The increase was the result of geographic mix and pricing stability in the wake of lower year over year input costs.  The current period includes charges of $2,521 for inventory write-downs, partially offset by a gain of $1,672 from insurance proceeds associated with a fire at a manufacturing operation. Foreign currency exchange rates had a $1,533 unfavorable translation impact in the third quarter 2013.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $9,615, or 7.9%, in the third quarter 2013 compared with the third quarter of 2012.  As a percentage of Net sales, SG&A expenses were 19.0% and 17.4% in the third quarter 2013 and 2012, respectively.  The increase in SG&A expenses was predominantly due to higher general and administrative spending of $5,466 primarily related to additional employee compensation costs and increased SG&A expenses from acquisitions of $3,392.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,170 in the third quarter 2013 compared with earnings of $1,566 in the third quarter of 2012.  The decrease was due to decreased earnings in Turkey and Chile.
Interest Expense:  Interest expense decreased to $558 in the third quarter 2013 from $1,040 in the third quarter of 2012 as a result of lower levels of debt in the current period.
Income Taxes:  The Company recognized $33,588 of tax expense on pre-tax income of $97,840, resulting in an effective income tax rate of 34.3% for the three months ended September 30, 2013 compared with an effective income tax rate of 28.8% in the third quarter of 2012. The higher effective income tax rate in the current period reflects a change in the mix of geographic earnings, the impact of losses incurred at certain non-U.S. entities for which no tax benefit was provided and the establishment of deferred tax liabilities for the planned repatriation of foreign earnings.
Net Income:  Net income for the third quarter 2013 was $66,044 compared with Net income of $64,765 in the third quarter of 2012.  Diluted earnings per share for the third quarter 2013 were $0.80 compared with $0.77 in the third quarter of 2012.  Foreign currency exchange rate movements had an unfavorable translation effect of $556 on Net income for the third quarter of 2013.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended September 30, 2013:

		Change in Net Sales due to:
	Net Sales 2012	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2013
Operating Segments
North America Welding	$390,327	$(921)	$15,258	$848	$(1,399)	$404,113
Europe Welding	104,480	(8,613)	—	265	2,390	98,522
Asia Pacific Welding	76,263	(9,648)	—	(989)	(1,792)	63,834
South America Welding	44,545	1,807	—	7,867	(2,504)	51,715
The Harris Products Group	81,937	(20)	—	(7,606)	(620)	73,691
Consolidated	$697,552	$(17,395)	$15,258	$385	$(3,925)	$691,875
% Change
North America Welding		(0.2%)	3.9%	0.2%	(0.4%)	3.5%
Europe Welding		(8.2%)	—	0.3%	2.3%	(5.7%)
Asia Pacific Welding		(12.7%)	—	(1.3%)	(2.3%)	(16.3%)
South America Welding		4.1%	—	17.7%	(5.6%)	16.1%
The Harris Products Group		—	—	(9.3%)	(0.8%)	(10.1%)
Consolidated		(2.5%)	2.2%	0.1%	(0.6%)	(0.8%)

Net sales volumes for the third quarter of 2013 decreased for all operating segments except for the South America Welding segment, as a result of soft demand in both domestic and international markets.  Net sales volumes in the South America Welding segment increased as a result of increased demand in Brazil. Net sales volumes in The Harris Products Group segment remained flat. Product pricing in the North America Welding and Europe Welding segments increased slightly due to the realization of price increases and improved pricing management. Product pricing decreased for the Asia Pacific Welding segment due to lower raw material costs and competitive pricing conditions. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela, and pricing increases in Brazil. Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Tennessee Rand, Inc. ("Tenn Rand") in December 2012 and the Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn") in November 2012 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Europe Welding segment, decreased due to a stronger U.S. dollar. The Europe Welding segment increased primarily due to a stronger euro.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended September 30, 2013 by segment compared with the comparable period in 2012:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
North America Welding:
Net sales	$404,113	$390,327	13,786	3.5%
Inter-segment sales	35,355	28,186	7,169	25.4%
Total Sales	$439,468	$418,513	20,955	5.0%

EBIT, as adjusted	$75,225	$70,797	4,428	6.3%
As a percent of total sales	17.1%	16.9%		0.2%
Europe Welding:
Net sales	$98,522	$104,480	(5,958)	(5.7%)
Inter-segment sales	5,256	3,261	1,995	61.2%
Total Sales	$103,778	$107,741	(3,963)	(3.7%)

EBIT, as adjusted	$7,881	$8,515	(634)	(7.4%)
As a percent of total sales	7.6%	7.9%		(0.3%)
Asia Pacific Welding:
Net sales	$63,834	$76,263	(12,429)	(16.3%)
Inter-segment sales	3,821	2,748	1,073	39.0%
Total Sales	$67,655	$79,011	(11,356)	(14.4%)

EBIT, as adjusted	$(979)	$2,054	(3,033)	(147.7%)
As a percent of total sales	(1.4%)	2.6%		(4.0%)
South America Welding:
Net sales	$51,715	$44,545	7,170	16.1%
Inter-segment sales	151	27	124	459.3%
Total Sales	$51,866	$44,572	7,294	16.4%

EBIT, as adjusted	$15,942	$7,587	8,355	110.1%
As a percent of total sales	30.7%	17.0%		13.7%
The Harris Products Group:
Net sales	$73,691	$81,937	(8,246)	(10.1%)
Inter-segment sales	2,311	1,869	442	23.6%
Total Sales	$76,002	$83,806	(7,804)	(9.3%)

EBIT, as adjusted	$6,917	$7,739	(822)	(10.6%)
As a percent of total sales	9.1%	9.2%		(0.1%)
EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the three months ended September 30, 2013 as compared with the same period of the prior year primarily due to improved pricing and lower material costs. The decrease in the Europe Welding segment is primarily due to volume decreases of 8.2% and increased SG&A expenses.  The Asia Pacific Welding segment decrease is due to lower profitability in Australia and China due to weaker demand.  The South America Welding segment increase is a result of improving results in Brazil and pricing increases as a result of the highly inflationary economy in Venezuela.  The Harris Products Group segment decrease is primarily a result of lower commodity prices leading to lower margins.

In the three months ended September 30, 2013, special items include net charges of $1,595 and $49 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, and a net gain of $17 in the North America Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $4,675 related to impairment of long-lived assets.
In the three months ended September 30, 2012 , special items include net charges of $477, $1,874 and $708 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$2,137,880	100.0%	$2,168,719	100.0%	$(30,839)	(1.4%)
Cost of goods sold	1,438,273	67.3%	1,515,095	69.9%	(76,822)	(5.1%)
Gross profit	699,607	32.7%	653,624	30.1%	45,983	7.0%
Selling, general & administrative expenses	403,323	18.9%	372,931	17.2%	30,392	8.1%
Rationalization and asset impairment charges	8,204	0.4%	4,317	0.2%	3,887	90.0%
Operating income	288,080	13.5%	276,376	12.7%	11,704	4.2%
Interest income	2,452	0.1%	2,648	0.1%	(196)	(7.4%)
Equity earnings in affiliates	3,687	0.2%	4,264	0.2%	(577)	(13.5%)
Other income	3,141	0.1%	2,015	0.1%	1,126	55.9%
Interest expense	(2,307)	(0.1%)	(3,338)	(0.2%)	1,031	30.9%
Income before income taxes	295,053	13.8%	281,965	13.0%	13,088	4.6%
Income taxes	91,431	4.3%	86,715	4.0%	4,716	5.4%
Net income including non-controlling interests	203,622	9.5%	195,250	9.0%	8,372	4.3%
Non-controlling interests in subsidiaries’ loss	(1,834)	(0.1%)	(77)	—	(1,757)	(2,281.8%)
Net income	$205,456	9.6%	$195,327	9.0%	$10,129	5.2%
Net Sales:  Net sales for the nine months ended September 30, 2013 decreased 1.4% from the comparable period in 2012.  The sales decrease reflects volume decreases of 4.5%, price increases of 0.1%, increases from acquisitions of 3.6% and unfavorable impacts from foreign exchange of 0.6%.  Sales volumes decreased as a result of soft demand in both domestic and international markets.
Gross Profit:  Gross profit increased 7.0% to $699,607 for the nine months ended September 30, 2013 compared with $653,624 in the comparable period in 2012.  As a percentage of Net sales, Gross profit increased to 32.7% in the nine months ended September 30, 2013 from 30.1% in the comparable period in 2012.  The increase was the result of geographic mix and pricing stability in the wake of lower year over year input costs. The current period includes incremental costs of $4,117 due to the devaluation of the Venezuelan currency and charges of $2,521 for inventory write-downs, partially offset by a gain of $1,672 from insurance proceeds associated with a fire at a manufacturing operation. The prior year period includes charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations. Foreign currency exchange rates had a $3,979 unfavorable translation impact in the nine months ended September 30, 2013.
Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $30,392, or 8.1%, in the nine months ended September 30, 2013 compared with the comparable period in 2012.  As a percentage of Net sales, SG&A expenses were 18.9% and 17.2% in the nine months ended September 30, 2013 and 2012, respectively.  The increase in SG&A expenses was predominantly due to increased SG&A expenses from acquisitions of $15,780, higher general and administrative spending of $13,233 primarily related to additional employee compensation costs and higher foreign exchange transaction losses of $6,791, which include a charge of $8,081 due to the devaluation of the Venezuelan currency, partially offset by lower bonus expense of $2,952 and lower foreign currency translation of $2,310.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $3,687 in the nine months ended September 30, 2013 compared with earnings of $4,264 in the comparable period in 2012.  The decrease was due to a decrease in earnings in Turkey and Chile.
Interest Expense:  Interest expense decreased to $2,307 in the nine months ended September 30, 2013 from $3,338 in the comparable period in 2012 as a result of lower levels of debt in the nine months ended September 30, 2013.
Income Taxes:  The Company recognized $91,431 of tax expense on pre-tax income of $295,053, resulting in an effective income tax rate of 31.0% for the nine months ended September 30, 2013 compared with an effective income tax rate of 30.8% for the nine months ended September 30, 2012.
Net Income:  Net income for the nine months ended September 30, 2013 was $205,456 compared with Net income of $195,327 in the nine months ended September 30, 2012.  Diluted earnings per share for the nine months ended September 30, 2013 was $2.47 compared with $2.32 in the comparable period in 2012.  Foreign currency exchange rate movements had an unfavorable translation effect of $1,044 on Net income for the nine months ended September 30, 2013.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the nine months ended September 30, 2013:

		Change in Net Sales due to:
	Net Sales 2012	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2013
Operating Segments
North America Welding	$1,187,879	$(28,842)	$78,472	$7,478	$(2,251)	$1,242,736
Europe Welding	344,720	(23,244)	—	(2,922)	(880)	317,674
Asia Pacific Welding	254,259	(44,970)	—	(3,973)	(2,204)	203,112
South America Welding	121,552	1,546	—	15,864	(6,370)	132,592
The Harris Products Group	260,309	(1,830)	—	(14,421)	(2,292)	241,766
Consolidated	$2,168,719	$(97,340)	$78,472	$2,026	$(13,997)	$2,137,880
% Change
North America Welding		(2.4%)	6.6%	0.6%	(0.2%)	4.6%
Europe Welding		(6.7%)	—	(0.8%)	(0.3%)	(7.8%)
Asia Pacific Welding		(17.7%)	—	(1.6%)	(0.9%)	(20.1%)
South America Welding		1.3%	—	13.1%	(5.2%)	9.1%
The Harris Products Group		(0.7%)	—	(5.5%)	(0.9%)	(7.1%)
Consolidated		(4.5%)	3.6%	0.1%	(0.6%)	(1.4%)
Net sales volumes for the nine months ended September 30, 2013 decreased for all operating segments except for the South America Welding segment, as result of soft demand in both domestic and international markets.  Net sales volumes in the South America Welding segment increased as a result of increased demand in Brazil. Product pricing in the North America Welding segment increased slightly due to the realization of price increases and improved pricing management. Product pricing in the Europe Welding segment decreased due to declining raw material costs. Product pricing decreased for the Asia Pacific Welding segment due to lower raw material costs and competitive pricing conditions. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela, and pricing increases in Brazil.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Tenn Rand in December 2012, Kaliburn in November 2012, Wayne Trail Technologies, Inc. ("Wayne Trail") in May 2012 and Weartech International, Inc. ("Weartech") in March 2012 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the nine months ended September 30, 2013 by segment compared with the comparable period in 2012:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
North America Welding:
Net sales	$1,242,736	$1,187,879	54,857	4.6%
Inter-segment sales	99,869	101,386	(1,517)	(1.5%)
Total Sales	$1,342,605	$1,289,265	53,340	4.1%

EBIT, as adjusted	$234,662	$216,872	17,790	8.2%
As a percent of total sales	17.5%	16.8%		0.7%

Europe Welding:
Net sales	$317,674	$344,720	(27,046)	(7.8%)
Inter-segment sales	13,865	12,178	1,687	13.9%
Total Sales	$331,539	$356,898	(25,359)	(7.1%)

EBIT, as adjusted	$28,114	$32,317	(4,203)	(13.0%)
As a percent of total sales	8.5%	9.1%		(0.6%)

Asia Pacific Welding:
Net sales	$203,112	$254,259	(51,147)	(20.1%)
Inter-segment sales	12,579	11,641	938	8.1%
Total Sales	$215,691	$265,900	(50,209)	(18.9%)

EBIT, as adjusted	$1,967	$8,641	(6,674)	(77.2%)
As a percent of total sales	0.9%	3.2%		(2.3%)

South America Welding:
Net sales	$132,592	$121,552	11,040	9.1%
Inter-segment sales	222	38	184	484.2%
Total Sales	$132,814	$121,590	11,224	9.2%

EBIT, as adjusted	$32,119	$13,472	18,647	138.4%
As a percent of total sales	24.2%	11.1%		13.1%

The Harris Products Group:
Net sales	$241,766	$260,309	(18,543)	(7.1%)
Inter-segment sales	7,209	6,605	604	9.1%
Total Sales	$248,975	$266,914	(17,939)	(6.7%)

EBIT, as adjusted	$21,411	$23,933	(2,522)	(10.5%)
As a percent of total sales	8.6%	9.0%		(0.4%)
EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the nine months ended September 30, 2013 as compared with the same period of the prior year primarily due to improved pricing and lower material costs. The decrease in the Europe Welding segment is primarily due to volume decreases of 6.7%.  The Asia Pacific Welding segment decrease is due to lower profitability in Australia and China due to weaker demand.  The South America Welding segment increase is a result of improving results in Brazil and pricing increases as a result of the highly inflationary economy in Venezuela.  The Harris Products Group segment decrease is primarily a result of lower commodity prices leading to lower margins, and higher SG&A expenses.

In the nine months ended September 30, 2013, special items include net charges of $1,109, $1,664 and $756 in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The Asia Pacific Welding segment special items also include charges of $4,675 related to impairment of long-lived assets. The South America Welding segment special items represent charges of $12,198 related to the devaluation of the Venezuelan currency.
In the nine months ended September 30, 2012, special items include net charges of $554, $2,466 and $1,297 for rationalization actions in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special item represents a charge of $1,381 related to a change in Venezuelan labor law, which provides for increased employee severance obligations.

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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income as reported	$95,178	$88,701	$288,080	$276,376
Special items (pre-tax):
Rationalization and asset impairment charges	6,302	3,059	8,204	4,317
Venezuelan currency devaluation	—	—	12,198	—
Venezuelan statutory severance obligation	—	—	—	1,381
Adjusted operating income	$101,480	$91,760	$308,482	$282,074
Special items included in Operating income during the three and nine month periods ended September 30, 2013 include net rationalization and asset impairment charges of $6,302 and $8,204, respectively, related to employee severance and other costs associated with the consolidation of manufacturing operations and impairment of long-lived assets. Special items for the nine months ended September 30, 2013 also include charges of $12,198 related to the devaluation of the Venezuelan currency.
Special items included in Operating income during the three and nine month periods ended September 30, 2012 include net rationalization and asset impairment charges of $3,059 and $4,317, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the North America Welding, Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2012. Special items for the nine months ended September 30, 2012 also include a charge of $1,381 related to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income as reported	$66,044	$64,765	$205,456	$195,327
Special items (after-tax):
Rationalization and asset impairment charges	6,098	2,704	7,350	3,619
Venezuelan currency devaluation	—	—	12,198	—
Venezuelan statutory severance obligation	—	—	—	906
Non-controlling interests associated with special items	(1,021)	—	(1,021)	—
Adjusted net income	$71,121	$67,469	$223,983	$199,852

Diluted earnings per share as reported	$0.80	$0.77	$2.47	$2.32
Special items	0.06	0.03	0.22	0.05
Adjusted diluted earnings per share	$0.86	$0.80	$2.69	$2.37
Special items included in Net income during the three and nine month periods ended September 30, 2013 include net rationalization and asset impairment charges of $6,098 and $7,350, respectively, related to employee severance and other costs associated with the consolidation of manufacturing operations and impairment of long-lived assets. Associated with the impairment of long-lived assets is an offsetting special item of $1,021 attributable to non-controlling interests. Special items for the nine months ended September 30, 2013 also include charges of $12,198 related to the devaluation of the Venezuelan currency.
Special items included in Net income during the three and nine month periods ended September 30, 2012 include net rationalization and asset impairment charges of $2,704 and $3,619, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in the North America Welding, Europe Welding and Asia Pacific Welding segments resulting from actions initiated in 2012. Special items for the nine months ended September 30, 2012 also include a charge of $906 related to a change in Venezuelan labor law, which provides for increased employee severance obligations in the South America Welding segment.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2013	2012	Change
Cash provided by operating activities	$242,091	$243,341	$(1,250)
Cash used by investing activities	(68,048)	(93,161)	25,113
Capital expenditures	(59,691)	(39,307)	(20,384)
Acquisition of businesses, net of cash acquired	(4,936)	(52,851)	47,915
Proceeds from sale of property, plant and equipment	796	538	258
Other investing activities	(4,217)	(1,541)	(2,676)
Cash used by financing activities	(128,738)	(172,377)	43,639
Payments on short-term borrowings, net	(2,054)	(3,380)	1,326
Payments on long-term borrowings, net	(297)	(84,621)	84,324
Proceeds from exercise of stock options	16,077	12,695	3,382
Excess tax benefits from stock-based compensation	6,973	5,594	1,379
Purchase of shares for treasury	(113,641)	(60,155)	(53,486)
Cash dividends paid to shareholders	(32,987)	(42,510)	9,523
Other financing activities	(2,809)	—	(2,809)
Increase (decrease) in Cash and cash equivalents	43,845	(20,426)
Cash and cash equivalents increased 15.3% or $43,845 during the nine months ended September 30, 2013 to $330,309 from $286,464 as of December 31, 2012.  This increase was predominantly due to a decrease in cash used in the acquisition of businesses of $47,915 and a decrease in net payments on long-term borrowings of $84,324 offset by higher net operating working capital requirements, a voluntary contribution of $75,216 to the Company's U.S. pension plans, an increase of $21,939 from the comparable period in 2012 and cash used in the purchases of common shares for treasury of $113,641, an increase of $53,486. Additionally, in the nine months ended September 30, 2012, a deposit of $56,016 for tax and interest assessed by the Canada Revenue Agency (“CRA”) was made, which did not recur in the current period. The increase in Cash and cash equivalents during the nine months ended September 30, 2013 compares to a decrease of 5.7% or $20,426 to $340,675 during the nine months ended September 30, 2012.
Cash provided by operating activities decreased by $1,250 for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012.  The decrease was predominantly due to higher net operating working capital requirements and an increase in contributions to the Company's U.S. pension plans of $21,939 in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. This is offset by the $56,016 deposit made in the nine months ended September 30, 2012 for tax and interest assessed by the CRA, which did not recur in the current period. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 20.5% at September 30, 2013 compared with 18.8% at December 31, 2012 and decreased compared with 21.4% at September 30, 2012.  Days sales in inventory increased to 101.2 days at September 30, 2013 from 94.3 days at December 31, 2012 and 97.3 days at September 30, 2012.  Accounts receivable days increased to 52.6 days at September 30, 2013 from 51.8 days at December 31, 2012 and decreased from 54.1 at September 30, 2012.  Average days in accounts payable decreased to 38.8 days at September 30, 2013 from 43.9 days at December 31, 2012 and increased from 37.7 days at September 30, 2012.
Cash used by investing activities for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 decreased by $25,113.  The decrease is predominantly due to a decrease in cash used in the acquisition of businesses of $47,915 offset by an increase of $20,384 in capital expenditures. In the nine months ended September 30, 2013, capital expenditures include a building purchase in Venezuela of $11,400.  The Company currently anticipates capital expenditures of $75,000 in 2013.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities decreased by $43,639 to $128,738 in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.  The decrease was predominantly due to lower net payments of long-term borrowings of $84,324, lower cash dividends paid to shareholders of $9,523 partially offset by higher purchases of common shares for treasury of $53,486.

The Company’s debt levels decreased from $20,275 at December 31, 2012 to $16,143 at September 30, 2013.  Debt to total invested capital decreased to 1.1% at September 30, 2013 from 1.5% at December 31, 2012.
In October 2013, the Company paid a cash dividend of $0.20 per share, or $16,289, to shareholders of record on September 30, 2013.
Canada — Notice of Reassessment
As discussed in Note 16 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the CRA for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $60,711 plus approximately $16,536 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made in 2012 and is recorded as a non-current asset as of September 30, 2013.  Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.
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
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $19,104 at September 30, 2013 and $31,545 at December 31, 2012.
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

Debt
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At September 30, 2013, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 15,056 plaintiffs, which is a net increase of 23 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 41,345 of those claims were dismissed, 20 were tried to defense verdicts, seven were tried to plaintiff verdicts (two of which are being appealed, and one of the two verdicts has been vacated), one was resolved by agreement for an immaterial amount and 631 were decided in favor of the Company following summary judgment motions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2013 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2013	215,453	$59.53	215,453	16,914,504
August 1 - 31, 2013	308,194	61.61	308,194	16,606,310
September 1 - 30, 2013	187,079	64.94	187,079	16,419,231
Total	710,726	61.86	710,726

1
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 28,580,769 shares at a total cost of $542.0 million for a weighted average cost of $18.96 per share through September 30, 2013.

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
November 1, 2013