Form 10-K
period 2013-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2014-02-21
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common shares held by non-affiliates as of June 30, 2013 was $4,591,044,854 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of December 31, 2013 was 81,010,084.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed on or about March 21, 2014 with respect to the registrant's 2014 Annual Meeting of Shareholders.

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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Brazil, Canada, China, Colombia, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Russia, Turkey, the United Kingdom and Venezuela, of which 39 are ISO 9001 certified.
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
Employees
The number of persons employed by the Company worldwide at December 31, 2013 was approximately 10,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.

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
In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for energy costs and raw materials, including steel, nonferrous metals and chemicals, are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, our competitors' production costs, anticipated or perceived shortages and other factors.
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
At December 31, 2013, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 14,601 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 41,832 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 633 were decided in favor of the Company following summary judgment motions.
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
Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sale and application of our products and the products of third-party suppliers that we utilize or resell. Our products are used in a variety of applications, including infrastructure projects such as oil and gas pipelines and platforms, buildings, bridges and power generation facilities, the manufacture of transportation and heavy equipment and machinery and various other construction projects. We face risk of exposure to product liability claims in the event that accidents or failures on these projects result, or are alleged to result, in bodily injury or property damage. Further, our products are designed for use in specific applications, and if a product is used inappropriately, personal injury or property damage may result.

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
The share of sales and profits we derive from our international operations and exports from the United States is significant and growing. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States. For example, during 2013, approximately 8% of our net sales were generated from China and approximately 17% of our property, plant and equipment were located there. If the Chinese economy were to experience a significant slowdown, it could adversely affect our financial condition, results of operations and cash flows.
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
In particular, the economic and political environment in Venezuela exposes us to various risks. Currency exchange restrictions limit our ability to convert bolivars to U.S. dollars, which impacts our ability to repatriate earnings and to purchase goods and services necessary to operate our Venezuelan business. The restrictions could cause a slowdown, temporary shutdown or complete shutdown of operations at our Venezuelan subsidiary, which could negatively affect our earnings and cash flows.
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
The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders' equity and cash flows through our annual measurement of plan assets and liabilities. For a discussion regarding how the financial statements have been affected by significant changes in 2013, refer to the pension related disclosure under "Part II, Item 7 – Critical Accounting Policies" and Note 11 to the Company's consolidated financial statements.
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
The conduct and management of our business relies extensively on information technology systems. If these systems are damaged, cease to function properly or are subject to a significant cyber security breach, we may suffer an interruption in our ability to manage and operate the business and our results of operations and financial condition could be adversely affected.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	52
Chairman of the Board effective December 21, 2013. President and Chief Executive Officer effective December 31, 2012; Chief Operating Officer from September 1, 2011 to December 31, 2012; Director since February 2010. Prior to his service with the Company, Mr. Mapes was an Executive Vice President of A.O. Smith Corporation (a global manufacturer with a water heating and water treatment technologies business) a position he held from 2004 through August 2011, and the President of its former Electrical Products unit, a position he held from September 2004 through August 2011.

Vincent K. Petrella	53	Senior Vice President, Chief Financial Officer and Treasurer since October 7, 2005.
Frederick G. Stueber	60	Senior Vice President, General Counsel and Secretary since 1996.
George D. Blankenship	51
Senior Vice President; President, Lincoln Electric North America since July 30, 2009; Senior Vice President, Global Engineering from October 7, 2005 to July 30, 2009; Senior Vice President; President, Lincoln Cleveland of The Lincoln Electric Company from January 8, 2008 to July 30, 2009; Senior Vice President, U.S. Operations of The Lincoln Electric Company from October 7, 2005 to January 8, 2008.

Gabriel Bruno	46	Vice President, Chief Information Officer since May 1, 2012; Vice President, Corporate Controller from 2005 to May 1, 2012.
Gretchen A. Farrell	51	Senior Vice President, Human Resources and Compliance since July 30, 2009; Vice President, Human Resources from May 5, 2005 to July 30, 2009.
Thomas A. Flohn	53
Vice President, Regional President, Lincoln Electric Asia Pacific Region since November 4, 2013. Vice President; President, Lincoln Electric Europe, Middle East & Africa (EMEA) from July 1, 2010 to November 4, 2013; Vice President; President, Lincoln Asia Pacific from January 1, 2005 to June 30, 2010.

Mathias Hallmann	51
Vice President; President, Lincoln Electric Europe since November 4, 2013. Prior to his service with the Company, Mr. Hallmann was Chief Executive Officer of Bohler Welding Holding GmbH (a leading manufacturer and provider of auxiliary materials and consumables for industrial welding and soldering applications) from December 2008 to March 2012, and its Chief Operating Officer from April 2008 to November 2008.

Steven B. Hedlund	47
Vice President, Strategy and Business Development since September 15, 2008. Prior to his service with the Company, Mr. Hedlund was the Vice President, Growth and Innovations with Master Lock, LLC (a security products company) from June 1, 2005 to July 1, 2008.

David J. Nangle	57	Vice President, Group President of Brazing, Cutting and Retail Subsidiaries since January 12, 2006.
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
The Company has 48 manufacturing facilities, including operations and joint ventures in 19 countries, the significant locations (grouped by operating segment) of which are as follows:

North America Welding:
United States	Cleveland and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Baltimore, Maryland; Ladson, South Carolina; Chattanooga, Tennessee.
Canada	Toronto; Mississauga; Hamilton.
Mexico	Mexico City; Torreon.
Europe Welding:
France	Grand-Quevilly.
Germany	Essen.
Italy	Genoa; Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Portugal	Lisbon.
Russia	Mtsensk.
Turkey	Istanbul.
United Kingdom	Sheffield and Chertsey, England.
Asia Pacific Welding:
China	Shanghai; Jinzhou; Nanjing; Zhengzhou; Luan County.
India	Chennai.
Indonesia	Cikarang.
South America Welding:
Brazil	Sao Paulo.
Colombia	Bogota.
Venezuela	Maracay.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California.
Brazil	Guarulhos.
Mexico	Tijuana.
Poland	Dzierzoniow.
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
At December 31, 2013, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 14,601 plaintiffs, which is a net decrease of 455 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 41,832 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 633 were decided in favor of the Company following summary judgment motions.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2013 was 1,719.
The total amount of dividends paid in 2013 was $49.3 million. During 2013, dividends were paid on April 15, July 15 and October 15. The dividend that the Company would normally have paid in January 2013 was paid on December 28, 2012.
Quarterly high and low stock prices and dividends declared per share for the last two years were:

	2013			2012
	Stock Price		Dividends Declared	Stock Price		Dividends Declared
	High	Low		High	Low
First quarter	$57.63	$49.06	$0.20	$47.87	$38.96	$0.17
Second quarter	60.58	49.94	0.20	50.36	41.42	0.17
Third quarter	69.35	56.75	0.20	46.11	37.83	0.17
Fourth quarter	74.57	65.45	0.23	49.00	37.63	0.20
Issuer purchases of equity securities for the fourth quarter 2013 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2013	162,100		$67.84	162,100	16,257,131
November 1-30, 2013	270,847		71.26	270,847	15,986,284
December 1-31, 2013	334,584	(1)	71.56	315,525	15,670,759
Total	767,531		70.67	748,472

(1)
The above share repurchases include the surrender of 19,059 shares of the Company's common shares in connection with the vesting of restricted shares granted pursuant to the Company's 2006 Equity and Performance Incentive Plan.

(2)
On July 26, 2013, the Company announced a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares of the Company's common stock. Total shares purchased through the share repurchase program were 29,329,241 shares at a cost of $594.9 million for a weighted average cost of $20.28 per share through December 31, 2013.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2009 and ending December 31, 2013. This graph assumes that $100 was invested on December 31, 2008 in each of the Company's common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
Net sales	$2,852,671	$2,853,367	$2,694,609	$2,070,172	$1,729,285
Net income	293,780	257,411	217,186	130,244	48,576
Basic earnings per share	3.58	3.10	2.60	1.54	0.57
Diluted earnings per share	3.54	3.06	2.56	1.53	0.57
Cash dividends declared per share	0.830	0.710	0.635	0.575	0.545
Total assets	2,151,867	2,089,863	1,976,776	1,783,788	1,705,292
Long-term debt	3,791	1,599	1,960	84,627	87,850

(1)
Results for 2013 include rationalization and asset impairment net charges of $8,463 ($7,573 after-tax) which include $3,658 ($2,965 after-tax) in rationalization charges and impairment charges net of gains on disposals of $4,805 ($4,608 after-tax). Results also include a charge of $12,198 ($12,198 after-tax) related to the devaluation of the Venezuelan currency and a loss of $705 ($705 after-tax) related to a loss on the sale of land. Associated with the impairment of long-lived assets and loss on the sale of land is an offsetting special item of $1,068 representing portions attributable to non-controlling interests.

(2)
Results for 2012 include rationalization and asset impairment net charges of $9,354 ($7,442 after-tax) which include $7,512 ($6,153 after-tax) in rationalization charges and asset disposal and impairment charges of $1,842 ($1,289 after-tax). Results also include a charge of $1,381 ($906 after-tax) related to the change in Venezuelan labor law, which provides for increased employee severance obligations.

(3)
Results for 2011 include rationalization and asset impairment net charges of $282 ($237 after-tax) resulting from rationalization activities primarily initiated in 2009 and a gain of $4,844 related to a favorable adjustment for tax audit settlements.

(4)
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

(5)
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
Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,852,671	100.0%	$2,853,367	100.0%	$2,694,609	100.0%
Cost of goods sold	1,910,017	67.0%	1,986,711	69.6%	1,957,872	72.7%
Gross profit	942,654	33.0%	866,656	30.4%	736,737	27.3%
Selling, general & administrative expenses	527,206	18.5%	495,221	17.4%	439,775	16.3%
Rationalization and asset impairment charges	8,463	0.3%	9,354	0.3%	282	—
Operating income	406,985	14.3%	362,081	12.7%	296,680	11.0%
Interest income	3,320	0.1%	3,988	0.1%	3,121	0.1%
Equity earnings in affiliates	4,806	0.2%	5,007	0.2%	5,385	0.2%
Other income	4,194	0.1%	2,685	0.1%	2,849	0.1%
Interest expense	(2,864)	(0.1%)	(4,191)	(0.1%)	(6,704)	(0.2%)
Income before income taxes	416,441	14.6%	369,570	13.0%	301,331	11.2%
Income taxes	124,754	4.4%	112,354	3.9%	84,318	3.1%
Net income including non-controlling interests	291,687	10.2%	257,216	9.0%	217,013	8.1%
Non-controlling interests in subsidiaries' loss	(2,093)	(0.1%)	(195)	—	(173)	—
Net income	$293,780	10.3%	$257,411	9.0%	$217,186	8.1%

2013 Compared with 2012
Net Sales: Net sales for 2013 remained flat with 2012. The sales change reflects volume decreases of 2.7%, price increases of 0.1%, increases from acquisitions of 3.2% and unfavorable impacts from foreign exchange of 0.6%. Sales volumes decreased as a result of soft demand in both domestic and international markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela offset by pricing declines in The Harris Products Group segment due to significant decreases in the costs of silver and copper. Net sales for 2013 include $109,139 in sales from the Company's Venezuelan operations.
Gross Profit:  Gross profit increased 8.8% to $942,654 during 2013 compared with $866,656 in 2012. As a percentage of Net sales, Gross profit increased to 33.0% in 2013 compared with 30.4% in 2012. The increase was the result of geographic mix and pricing stability in the wake of lower year over year input costs. The current period includes incremental costs of $4,117 due to the devaluation of the Venezuelan currency and charges of $2,521 for inventory write-downs, partially offset by a gain of $1,672 from insurance proceeds associated with a fire at a manufacturing operation. In the prior year period, the Company recorded charges of $2,334 related to the initial accounting for recent acquisitions and charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations. Foreign currency exchange rates had a $5,622 unfavorable translation impact in 2013.
Selling, General & Administrative ("SG&A") Expenses:  SG&A expenses increased 6.5% to $527,206 during 2013 compared with $495,221 in 2012. The increase was primarily due to incremental SG&A expenses from acquisitions of $18,620, general and administrative spending primarily related to additional employee compensation costs of $17,160 and higher foreign exchange transaction losses of $3,280, which include a charge of $8,081 due to the devaluation of the Venezuelan currency, partially offset by foreign currency translation of $3,264, lower bonus expense of $3,112 and lower U.S. retirement costs of $1,415.
Rationalization and Asset Impairment Charges:  In 2013, the Company recorded $8,463 in charges primarily related to asset impairments and rationalization actions. See "Rationalization and Asset Impairments" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $4,806 in 2013 compared with earnings of $5,007 in 2012. The decrease was due to decreased earnings in Chile of $161 and Turkey of $40.
Interest Expense:  Interest expense decreased to $2,864 in 2013 from $4,191 in 2012, primarily as a result of lower levels of debt in the current period.
Income Taxes:  The Company recorded $124,754 of tax expense on pre-tax income of $416,441, resulting in an effective tax rate of 30.0% for 2013. The effective income tax rate is lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 30.4% for 2012 was lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
Net Income:  Net income for 2013 was $293,780 compared with $257,411 in the prior year. Diluted earnings per share for 2013 were $3.54 compared with diluted earnings of $3.06 per share in 2012. Net income for 2013 included $25,614, or $0.31 per diluted share, from the Company's Venezuelan operations. Foreign currency exchange rate movements had an unfavorable translation effect of $1,572 and $2,879 on Net income for 2013 and 2012, respectively.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2013:

		Change in Net Sales due to:
	Net Sales 2012	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2013
Operating Segments
North America Welding	$1,580,818	$(22,962)	$91,442	$7,785	$(4,314)	$1,652,769
Europe Welding	452,227	(18,518)	—	(5,696)	1,535	429,548
Asia Pacific Welding	324,482	(48,964)	—	(4,947)	(4,289)	266,282
South America Welding	161,483	13,269	—	29,730	(8,587)	195,895
The Harris Products Group	334,357	1,276	—	(24,748)	(2,708)	308,177
Consolidated	$2,853,367	$(75,899)	$91,442	$2,124	$(18,363)	$2,852,671
% Change
North America Welding		(1.5%)	5.8%	0.5%	(0.3%)	4.6%
Europe Welding		(4.1%)	—	(1.3%)	0.3%	(5.0%)
Asia Pacific Welding		(15.1%)	—	(1.5%)	(1.3%)	(17.9%)
South America Welding		8.2%	—	18.4%	(5.3%)	21.3%
The Harris Products Group		0.4%	—	(7.4%)	(0.8%)	(7.8%)
Consolidated		(2.7%)	3.2%	0.1%	(0.6%)	—
Net sales volumes for 2013 decreased for all operating segments except for the South America Welding and The Harris Products Group segments, as a result of soft demand in both domestic and international markets. Net sales volumes in the South America Welding segment increased as a result of improved demand in the South American markets. Net sales volumes in The Harris Products Group segment increased as a result of improved sales volumes on equipment. Product pricing in the North America Welding segment increased slightly due to the realization of price increases and improved pricing management. Product pricing in the Europe Welding segment decreased due to declining raw material costs. Product pricing decreased for the Asia Pacific Welding segment due to lower raw material costs and competitive pricing conditions. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela. Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period. The increase in Net sales from acquisitions was due to the acquisitions of Robolution GmbH ("Robolution") in November 2013, Burlington Automation Corporation ("Burlington") in November 2013, Tennessee Rand, Inc. ("Tenn Rand") in December 2012, Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn") in November 2012, Wayne Trail Technologies, Inc. ("Wayne Trail") in May 2012 and Weartech International, Inc. ("Weartech") in March 2012 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Europe Welding segment, decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted: Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted. The following table presents EBIT, as adjusted for 2013 by segment compared with 2012:

	Twelve Months Ended
	December 31,
	2013	2012	$ Change	% Change
North America Welding:
Net sales	$1,652,769	$1,580,818	71,951	4.6%
Inter-segment sales	127,254	131,062	(3,808)	(2.9%)
Total Sales	$1,780,023	$1,711,880	68,143	4.0%

EBIT, as adjusted	$318,507	$293,070	25,437	8.7%
As a percent of total sales	17.9%	17.1%		0.8%

Europe Welding:
Net sales	$429,548	$452,227	(22,679)	(5.0%)
Inter-segment sales	19,911	16,048	3,863	24.1%
Total Sales	$449,459	$468,275	(18,816)	(4.0%)

EBIT, as adjusted	$36,247	$37,299	(1,052)	(2.8%)
As a percent of total sales	8.1%	8.0%		0.1%

Asia Pacific Welding:
Net sales	$266,282	$324,482	(58,200)	(17.9%)
Inter-segment sales	14,906	14,829	77	0.5%
Total Sales	$281,188	$339,311	(58,123)	(17.1%)

EBIT, as adjusted	$1,815	$7,247	(5,432)	(75.0%)
As a percent of total sales	0.6%	2.1%		(1.5%)

South America Welding:
Net sales	$195,895	$161,483	34,412	21.3%
Inter-segment sales	233	38	195	513.2%
Total Sales	$196,128	$161,521	34,607	21.4%

EBIT, as adjusted	$57,306	$18,301	39,005	213.1%
As a percent of total sales	29.2%	11.3%		17.9%

The Harris Products Group:
Net sales	$308,177	$334,357	(26,180)	(7.8%)
Inter-segment sales	9,605	8,549	1,056	12.4%
Total Sales	$317,782	$342,906	(25,124)	(7.3%)

EBIT, as adjusted	$27,826	$29,477	(1,651)	(5.6%)
As a percent of total sales	8.8%	8.6%		0.2%
EBIT, as adjusted as a percent of total sales increased for all segments, except for the Asia Pacific Welding segment, in 2013 as compared with 2012. The North America Welding segment increase is primarily due to improved pricing management and lower material costs. The increase at the Europe Welding segment is primarily due to cost control on volume decreases of 4.1%. The Asia Pacific Welding segment decrease is due to lower profitability in China and Australia due to weaker demand. The South America Welding segment increase is a result of improved pricing management and manufacturing costs in Brazil and Colombia, and pricing increases as a result of the highly inflationary economy in Venezuela. The Harris Products Group segment growth is primarily a result of improved product mix on equipment sales volume.

In 2013, EBIT, as adjusted, for the North America Welding, Europe Welding and Asia Pacific Welding segments excluded special item charges of $1,052, $2,045 and $922, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment EBIT, as adjusted, also excluded charges of $4,444 related to impairment of long-lived assets and a charge of $705 related to a loss on the sale of land. The South America Welding segment EBIT, as adjusted, excluded special item charges of $12,198, related to the devaluation of the Venezuelan currency.
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
Gross Profit:  Gross profit increased 17.6% to $866,656 during 2012 compared with $736,737 in 2011. As a percentage of Net sales, Gross profit increased to 30.4% in 2012 compared with 27.3% in 2011. The increase was the result of pricing increases and operating leverage partially offset by lower margins from the acquisitions of Kaliburn, Wayne Trail, Weartech, Techalloy Company, Inc. and certain assets of its parent company, Central Wire Industries Ltd. (collectively, "Techalloy") and OOO Severstal-metiz: welding consumables ("Severstal"). In 2012, the Company recorded charges of $2,334 related to the initial accounting for recent acquisitions and charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations. Foreign currency exchange rates had a $13,166 unfavorable translation impact in 2012.
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
Rationalization and Asset Impairment Charges:  In 2012, the Company recorded $9,354 in charges primarily related to rationalization actions initiated in 2012. See "Rationalization and Asset Impairments" for additional information.
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

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2012:

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
EBIT, as adjusted as a percent of total sales increased for all segments in 2012 as compared with 2011. The North America Welding segment growth was primarily due to improved leverage on an 8.6% increase in volumes and price increases of 2.8%. The increase at the Europe Welding segment was primarily due to improved product mix. The Asia Pacific Welding segment increase was due to improved profitability resulting from prior rationalization actions in Australia and improved product mix. The South America Welding segment increase was a result of product pricing increases of 9.9% exceeding inflationary cost. The Harris Products Group segment growth was primarily a result of improved product mix on equipment sales volume.

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
In 2011, EBIT, as adjusted, for the Europe Welding and Asia Pacific Welding segments excluded special item net charges of $188 and $93, respectively, primarily related to employee severance and other cost associated with the consolidation of manufacturing operations. The Europe Welding segment special items also include a loss of $204 on the sale of assets at a rationalized operation. The Asia Pacific Welding segment special items also include a gain of $203 on the sale of assets at a rationalized operation.
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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2013	2012	2011
Operating income as reported	$406,985	$362,081	$296,680
Special items (pre-tax):
Rationalization and asset impairment charges	8,463	9,354	282
Loss on the sale of land	705	—	—
Venezuela currency devaluation	12,198	—	—
Venezuela statutory severance obligation	—	1,381	—
Adjusted operating income	$428,351	$372,816	$296,962
Special items included in Operating income during 2013 include net rationalization and asset impairment charges of $8,463 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and impairment of long-lived assets and a loss on the sale of land of $705. Special items for 2013 also include charges of $12,198 related to the devaluation of the Venezuelan currency.
Special items included in Operating income during 2012 include net rationalization and asset impairment charges of $9,354 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations initiated in 2012, partially offset by gains on the disposal of assets at rationalized operations and a charge of $1,381 related to the change in Venezuelan labor law, which provides for increased employee severance obligations.
Special items included in Operating income during 2011 include net rationalization and asset impairment charges of $282 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations resulting from actions initiated in 2009.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Net income as reported	$293,780	$257,411	$217,186
Special items (after-tax):
Rationalization and asset impairment charges	7,573	7,442	237
Loss on the sale of land	705	—	—
Venezuela currency devaluation	12,198	—	—
Venezuela statutory severance obligation	—	906	—
Adjustment for tax audit settlements	—	—	(4,844)
Non-controlling interests associated with special items	(1,068)	—	—
Adjusted net income	$313,188	$265,759	$212,579
Diluted earnings per share as reported	$3.54	$3.06	$2.56
Special items per share	0.23	0.10	(0.05)
Adjusted diluted earnings per share	$3.77	$3.16	$2.51
Net income for 2013 includes net rationalization and asset impairment charges of $7,573 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and impairment of long-lived assets and a loss on the sale of land of $705. Associated with the impairment of long-lived assets and loss on the sale of land is an offsetting special item of $1,068 attributable to non-controlling interests. Special items for 2013 also include charges of $12,198 related to the devaluation of the Venezuelan currency. Adjusted net income for 2013 includes $37,812, or $0.46 per diluted share, from the Company's Venezuelan operations.
Net income for 2012 includes net rationalization and asset impairment charges of $7,442 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations initiated in 2012 partially offset by gains on the disposal of assets at rationalized operations and a charge of $906 related to the change in Venezuelan labor law, which provides for increased employee severance obligations.
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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Cash provided by operating activities	$338,894	$327,484	$193,518	$11,410	$133,966
Cash used by investing activities:	(129,500)	(187,471)	(130,796)	57,971	(56,675)
Capital expenditures	(76,015)	(52,715)	(65,813)	(23,300)	13,098
Acquisition of businesses, net of cash acquired	(53,161)	(134,602)	(66,229)	81,441	(68,373)
Proceeds from the sale of property, plant and equipment	1,393	1,387	1,246	6	141
Other investing activities	(1,717)	(1,541)	—	(176)	(1,541)
Cash used by financing activities:	(194,184)	(216,838)	(63,370)	22,654	(153,468)
(Payments) proceeds on short-term borrowings, net	(1,451)	(4,533)	8,981	3,082	(13,514)
Payments on long-term borrowings, net	(389)	(84,770)	(1,032)	84,381	(83,738)
Proceeds from exercise of stock options	20,297	18,776	11,351	1,521	7,425
Excess tax benefit from stock-based compensation	10,602	7,819	2,916	2,783	4,903
Purchase of shares for treasury	(167,879)	(81,018)	(36,997)	(86,861)	(44,021)
Cash dividends paid to shareholders	(49,277)	(73,112)	(51,935)	23,835	(21,177)
Transactions with non-controlling interests	(6,087)	—	—	(6,087)	—
Other financing activities	—	—	3,346	—	(3,346)
Increase (decrease) in Cash and cash equivalents	13,361	(74,637)	(5,092)
Cash and cash equivalents increased 4.7%, or $13,361, to $299,825 during the twelve months ended December 31, 2013, from $286,464 as of December 31, 2012. This increase was predominantly due to cash provided by operating activities offset by capital expenditures of $76,015, cash used in the acquisition of businesses, net of cash acquired of $53,161, purchases of common shares for treasury of $167,879 and cash dividends paid to shareholders of $49,277. Additionally, in the twelve months ended December 31, 2012 a deposit of $89,448 for tax and interest assessed by the Canada Revenue Agency (“CRA”) was made, which did not recur in the current period.
Cash provided by operating activities increased $11,410 for the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The increase was predominantly due to increased Net income for the twelve months ended December 31, 2013, compared with the twelve months ended December 31, 2012 and a deposit of $89,448 for tax and interest assessed by the CRA made in 2012, which did not recur in the current period, offset by a slight improvement in net operating working capital requirements in the twelve months ended December 31, 2013 as compared to a significant improvement in the twelve months ended December 31, 2012. Net operating working capital, defined as the sum of Accounts receivable and Total inventory less Trade accounts payable, decreased $8,667 in 2013 compared with a decrease of $102,155 in 2012. Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, decreased to 17.6% at December 31, 2013 compared with 18.8% at December 31, 2012. Days sales in inventory decreased to 93.2 days at December 31, 2013 from 94.3 days at December 31, 2012. Accounts receivable days decreased to 50.3 days at December 31, 2013 from 51.8 days at December 31, 2012. Average days in accounts payable increased to 45.5 days at December 31, 2013 from 43.9 days at December 31, 2012.
Cash used by investing activities in the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012 decreased by $57,971. The decrease was predominantly due to a decrease in the acquisition of businesses of $81,441 offset by an increase in capital expenditures of $23,300. The Company anticipates capital expenditures of $60,000 to $80,000 in 2014. Anticipated capital expenditures reflect investments for capital maintenance, to improve operational effectiveness and the Company's continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company's facilities.
Cash used by financing activities decreased $22,654 in the twelve months ended December 31, 2013 compared with the twelve months ended December 31, 2012. The decrease was predominantly due to lower net payments of long-term borrowings of $84,381, lower cash dividends paid to shareholders of $23,835 offset by higher purchases of common shares for treasury of $86,861.

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
The Company's debt levels decreased from $20,275 at December 31, 2012 to $19,087 at December 31, 2013. Debt to total invested capital decreased to 1.2% at December 31, 2013 from 1.5% at December 31, 2012.
The Company paid $49,277 in cash dividends to its shareholders in the twelve months ended December 31, 2013.
The Company has a share repurchase program for up to 45 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the twelve months ended December 31, 2013, the Company purchased 2,671,614 shares at a cost of $164,755. As of December 31, 2013, 15,670,759 shares remained available for repurchase under the stock repurchase program.
The Company made voluntary contributions to its U.S. defined benefit plans of $75,216, $60,277 and $30,000 in 2013, 2012 and 2011, respectively. The Company expects to voluntarily contribute approximately $20,000 to its U.S. plans in 2014. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2014.
Canada - Notice of Reassessment
As discussed in Note 12 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the CRA for 2004 to 2011, which would disallow the deductibility of inter-company dividends. These adjustments would increase Canadian federal and provincial tax due by $58,824 plus approximately $16,022 of interest, net of tax. The Company disagrees with the position taken by the CRA and believes it is without merit. The Company will vigorously contest the assessment through the Tax Court of Canada. A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one half of the tax and interest assessed by the CRA. The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge. Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made in 2012 and is recorded as a non-current asset as of December 31, 2013. Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.
Rationalization and Asset Impairments
In 2013, the Company recorded rationalization and asset impairment net charges of $8,463 resulting from rationalization activities primarily initiated in 2012 and the third quarter 2013. The 2013 net charges include $3,658 primarily related to employee severance and other related costs and $4,961 in asset impairment charges, partially offset by gains from sales of assets of $156.
In 2012, the Company recorded rationalization and asset impairment net charges of $9,354 resulting from rationalization activities primarily initiated in 2012. The Company initiated a number of rationalization activities in 2012 to align its business to current market conditions. The 2012 net charges include $7,512 primarily related to employee severance and other related costs, partially offset by gains from sales of assets at rationalized operations and $1,842 in asset impairment charges.
In 2011, the Company recorded rationalization and asset impairment net charges of $282 resulting from rationalization activities primarily initiated in the third and second quarters of 2009. The Company initiated a number of rationalization activities in 2009 to align its business to current market conditions. The 2011 net charges include $259 primarily related to employee severance and other related costs and $23 in asset impairment charges.
Fair values of impaired assets were determined using projected discounted cash flows.
Acquisitions
During November 2013, the Company completed the acquisition of Robolution.  Robolution, based outside of Frankfurt, Germany, is a leading European provider of robotic arc welding systems. The acquisition added to the Company's growing automation business and will enable the Company to seamlessly support automation customers across three continents.

During November 2013, the Company acquired an ownership interest in Burlington. Burlington, based in Hamilton, Ontario, Canada, is a leader in the design and manufacture of 3D robotic plasma cutting systems whose products are sold under the brand name Python X®. The acquisition broadens the Company's portfolio of automated cutting and welding process solutions.
Combined revenues for Robolution and Burlington in 2013 were approximately $35,000. The Company acquired Robolution and Burlington for approximately $54,023 in cash, net of cash acquired, and assumed debt and a $17,225 liability to acquire the remaining financial interest in Burlington. The fair value of net assets acquired was $30,051, resulting in goodwill of $41,197. The purchase price allocations are preliminary and subject to final opening balance sheet adjustments. In addition, during 2013 the Company acquired a greater interest in its majority-owned joint venture, Lincoln Electric Heli (Zhengzhou) Welding Materials Company Ltd.
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
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $144,423 in cash, net of cash acquired, and assumed debt. The fair value of net assets acquired was $73,257, resulting in goodwill of $71,166.
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

Debt
At December 31, 2013 and 2012, the fair value of long-term debt, including the current portion, was approximately $4,212 and $1,919, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Revolving Credit Agreement
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Short-term Borrowings
The Company's short-term borrowings included in Amounts due banks were $14,581 and $18,220 at December 31, 2013 and 2012, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 11.3% and 11.3%, respectively.
Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2013 are as follows:

	Payments Due By Period
	Total	2014	2015 to 2016	2017 to 2018	2019 and Beyond
Long-term debt, including current portion	$2,722	$644	$854	$450	$774
Interest on long-term debt	311	107	104	54	46
Capital lease obligations	236	72	127	37	—
Short-term debt	14,581	14,581	—	—	—
Interest on short-term debt	1,019	1,019	—	—	—
Operating leases	48,170	13,263	18,631	9,708	6,568
Purchase commitments(1)	164,232	160,987	2,983	175	87
Total	$231,271	$190,673	$22,699	$10,424	$7,475
_______________________________________________________________________________

(1)	Purchase commitments include contractual obligations for raw materials and services.
As of December 31, 2013, there was $25,907 of tax liabilities related to unrecognized tax benefits. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 12 to the Company's consolidated financial statements for further discussion.
The Company expects to voluntarily contribute approximately $20,000 to the U.S. pension plans in 2014.
Stock-Based Compensation
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2013, there were 2,315,239 common shares available for future grant under all plans.

Under these plans, options, restricted shares and restricted stock units granted were 357,494 in 2013, 567,023 in 2012 and 648,561 in 2011. The Company issued shares of common stock from treasury upon all exercises of stock options and the granting of restricted stock awards in 2013, 2012 and 2011.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2013, 2012 and 2011 was $9,734, $8,961 and $6,610, respectively. The related tax benefit for 2013, 2012 and 2011 was $3,727, $3,409 and $2,515, respectively. As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $21,633, which is expected to be recognized over a weighted average period of approximately 3.3 years.
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2013, was $85,404 and $76,076, respectively. The total intrinsic value of awards exercised during 2013, 2012 and 2011 was $20,297, $18,776 and $10,028 respectively.
Product Liability Costs
Product liability costs have historically been significant particularly with respect to asbestos claims. Costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs which are recognized in the periods incurred. Product liability costs decreased $767 in 2013 compared with 2012 primarily due to reduced trial activity.
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

Critical Accounting Policies
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2013. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.
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
The Company maintains reserves for estimated income tax exposures for many jurisdictions. Exposures are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may materially differ from these estimates. See Note 12 to the Company's consolidated financial statements and the "Item 3. Legal Proceedings" section of this Annual Report on Form 10-K for further discussion of tax contingencies.
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
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $7,759, $4,608 and $4,904 in 2013, 2012 and 2011, respectively.

Venezuela – Highly Inflationary Economy
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the official rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. The devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $4,117 due to the liquidation of inventory valued at the historical exchange rate. In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade ("CENCOEX") to replace the Commission for the Administration of Currency Exchange ("CADIVI"). In addition, the government announced the CENCOEX would utilize the rate used in the SICAD auction-based exchange rate program (the "SICAD rate") for certain transactions as opposed to the official rate. Transactions executed at the SICAD rate most recently used a rate of 11.7 bolivars to the U.S. dollar. In February 2014, the government announced a new foreign exchange system, SICAD 2, which is expected to use a currency mechanism based on bond swaps. At this time, the Company expects to continue to use the official rate of 6.3 bolivars to the U.S. dollar to translate its Venezuelan subsidiary's financial results. The Company will continue to assess the information available relative to Venezuelan exchange rates, however, the future impact on the Company's financial statements is uncertain.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. The bolivar-denominated monetary net asset position was $38,633 at December 31, 2013, which includes $50,642 of cash and cash equivalents, and $31,545 at December 31, 2012, which includes $32,610 of cash and cash equivalents. The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.
The Company's ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors. These include, but are not limited to, the Company's ability to mitigate the effect of any potential devaluation and Venezuelan government price exchange controls. If in the future the Company were to convert bolivars at a rate other than the official exchange rate or the official exchange rate is revised, the Company may realize a loss to earnings. For example, a future devaluation in the Venezuelan currency to a rate of 12.6 would result in the Company realizing additional charges of approximately $3,000 to Cost of goods sold based on current inventory levels and $20,000 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position. Additionally, the various restrictions on the distribution of foreign currency by the Venezuelan government could affect the Company's ability to pay obligations and maintain normal production levels in Venezuela.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities and operating loss and tax credit carry-forwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $8,354 that are not expected to be permanently reinvested were not significant. At December 31, 2013, the Company had approximately $102,128 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2013, a valuation allowance of $49,684 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.

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
A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 7.4% and 7.7% at December 31, 2013 and 2012, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2013, investment returns were 12.4% compared with a return of 11.1% in 2012. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,900.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA- or better. The Company determined this rate to be 4.7% at December 31, 2013 and 3.8% at December 31, 2012. A 10 basis point change in the discount rate would increase or decrease pension expense by approximately $1,100.
Pension expense relating to the Company's defined benefit plans was $29,908, $36,258 and $26,370 in 2013, 2012 and 2011, respectively. The Company expects 2014 defined benefit pension expense to decrease by a range of approximately $15,000 to $18,000.
The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $256,260 as of December 31, 2013 and $417,967 as of December 31, 2012. The decrease is primarily the result of actuarial gains recorded during the year. Actuarial gains arising during 2013 are primarily attributable to a higher discount rate.
The Company made voluntary contributions to its U.S. defined benefit plans of $75,216, $60,277 and $30,000 in 2013, 2012 and 2011, respectively. The Company expects to voluntarily contribute $20,000 to its U.S. plans in 2014. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2014.
Inventories
Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out ("LIFO") method, and for non-U.S. inventories, cost is determined by the first-in, first-out ("FIFO") method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $70,882 at December 31, 2013 and $72,173 at December 31, 2012.
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
The fair value of goodwill for all of the Company's operating business units exceeded its carrying value by at least 20% as of the testing date during the fourth quarter of 2013. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.
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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2013, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates under the Company's current borrowing arrangements. The contractual derivative and borrowing arrangements in effect at December 31, 2013 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 2013, the Company hedged certain third-party and inter-company purchases and sales. At December 31, 2013, the Company had foreign exchange contracts with a notional value of approximately $36,880. At December 31, 2013, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company's financial statements.

Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of locking in for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 2013 would not materially affect the Company's financial statements.
Interest Rate Risk
As of December 31, 2013, the Company had no interest rate swaps outstanding. Additionally, the Company had no outstanding borrowings under the Credit Agreement, therefore an interest rate increase would have no effect on interest expense.
The fair value of the Company's Cash and cash equivalents at December 31, 2013 approximated carrying value. The Company's financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013 based on the 1992 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2014 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2014.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2014 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2014 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2014 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 9 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2014 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2014 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets – December 31, 2013 and 2012
Consolidated Statements of Income – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity – Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

Exhibit No.	Description
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
10.26*
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

10.29*
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

10.31*
Form of Amendment to Restricted Shares Agreement for Executive Officers (for awards granted prior to December 2013) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 20, 2013, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.32*
Form of Amendment to Restricted Stock Unit Agreement for Executive Officers (for awards granted prior to December 2013) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 20, 2013, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.33*	Form of Restricted Stock Unit Agreement for Executive Officers (for awards granted on or after December 16, 2013) (filed herewith).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification by the President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
By:	/s/ VINCENT K. PETRELLA
Vincent K. Petrella Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER L. MAPES	/s/ VINCENT K. PETRELLA
Christopher L. Mapes, President and Chief Executive Officer (principal executive officer) February 21, 2014	Vincent K. Petrella, Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 21, 2014

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 21, 2014	Vincent K. Petrella as Attorney-in-Fact for Curtis E. Espeland, Director February 21, 2014

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 21, 2014	Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 21, 2014

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 21, 2014	Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 21, 2014

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 21, 2014	Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald, III, Director February 21, 2014

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Phillip J. Mason, Director February 21, 2014	Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 21, 2014

/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 21, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 21, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 21, 2014

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$299,825	$286,464
Accounts receivable (less allowance for doubtful accounts of $8,398 in 2013; $8,654 in 2012)	367,134	360,662
Inventories
Raw materials	112,478	119,963
Work-in-process	38,963	41,805
Finished goods	198,522	203,122
Total inventory	349,963	364,890
Deferred income taxes	10,922	16,670
Other current assets	102,931	104,130
Total Current Assets	1,130,775	1,132,816
Property, Plant and Equipment
Land	48,369	44,510
Buildings	373,373	343,867
Machinery and equipment	723,715	732,461
	1,145,457	1,120,838
Less accumulated depreciation	661,452	634,602
Property, Plant and Equipment, Net	484,005	486,236
Other Assets
Prepaid pensions	36,116	—
Equity investments in affiliates	26,618	24,606
Intangibles, net	147,012	132,902
Goodwill	174,715	132,903
Long-term investments	32,763	31,187
Deferred income taxes	3,556	44,639
Other non-current assets	116,307	104,574
Total Other Assets	537,087	470,811
TOTAL ASSETS	$2,151,867	$2,089,863
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2013	2012
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$14,581	$18,220
Trade accounts payable	212,799	209,647
Accrued employee compensation and benefits	68,263	68,698
Accrued expenses	29,613	29,420
Accrued taxes, including income taxes	46,109	45,505
Accrued pensions	10,564	3,639
Dividends payable	18,619	—
Customer advances	24,319	26,335
Other current liabilities	31,335	38,347
Current portion of long-term debt	715	456
Total Current Liabilities	456,917	440,267
Long-Term Liabilities
Long-term debt, less current portion	3,791	1,599
Accrued pensions	26,999	216,189
Deferred income taxes	48,103	8,349
Accrued taxes	36,149	35,550
Other long-term liabilities	49,220	29,588
Total Long-Term Liabilities	164,262	291,275
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2013 and 2012; outstanding – 81,010,084 shares in 2013 and 82,944,817 shares in 2012	9,858	9,858
Additional paid-in capital	240,519	205,124
Retained earnings	1,908,462	1,682,668
Accumulated other comprehensive loss	(151,941)	(235,400)
Treasury shares, at cost – 17,571,350 shares in 2013 and 15,636,617 shares in 2012	(480,296)	(319,877)
Total Shareholders' Equity	1,526,602	1,342,373
Non-controlling interests	4,086	15,948
Total Equity	1,530,688	1,358,321
TOTAL LIABILITIES AND EQUITY	$2,151,867	$2,089,863
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$2,852,671	$2,853,367	$2,694,609
Cost of goods sold	1,910,017	1,986,711	1,957,872
Gross profit	942,654	866,656	736,737
Selling, general & administrative expenses	527,206	495,221	439,775
Rationalization and asset impairment charges	8,463	9,354	282
Operating income	406,985	362,081	296,680
Other income (expense):
Interest income	3,320	3,988	3,121
Equity earnings in affiliates	4,806	5,007	5,385
Other income	4,194	2,685	2,849
Interest expense	(2,864)	(4,191)	(6,704)
Total other income (expense)	9,456	7,489	4,651
Income before income taxes	416,441	369,570	301,331
Income taxes	124,754	112,354	84,318
Net income including non-controlling interests	291,687	257,216	217,013
Non-controlling interests in subsidiaries' loss	(2,093)	(195)	(173)
Net income	$293,780	$257,411	$217,186

Basic earnings per share	$3.58	$3.10	$2.60
Diluted earnings per share	$3.54	$3.06	$2.56

Cash dividends declared per share	$0.830	$0.710	$0.635
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income including non-controlling interests	$291,687	$257,216	$217,013
Other comprehensive income, net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(141) in 2013; $(201) in 2012; $264 in 2011	289	(832)	1,264
Defined pension plan activity, net of tax of $60,556 in 2013; $(3,492) in 2012; $(47,413) in 2011	101,151	(6,475)	(79,936)
Currency translation adjustment	(19,955)	19,635	(26,773)
Transactions with non-controlling interests	155	—	—
Other comprehensive income (loss)	81,640	12,328	(105,445)
Comprehensive income	373,327	269,544	111,568
Comprehensive (loss) income attributable to non-controlling interests	(3,912)	(348)	315
Comprehensive income attributable to shareholders	$377,239	$269,892	$111,253
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2010	84,242	$9,858	$162,447	$1,320,552	$(141,948)	$(217,412)	$15,981	$1,149,478
Net income				217,186			(173)	217,013
Unrecognized amounts from defined benefit pension plans, net of tax					(79,936)			(79,936)
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					1,264			1,264
Currency translation adjustment					(27,261)		488	(26,773)
Cash dividends declared – $0.635 per share				(53,345)				(53,345)
Issuance of shares under benefit plans	593		16,657			5,881		22,538
Purchase of shares for treasury	(1,078)					(36,997)		(36,997)
Balance at December 31, 2011	83,757	9,858	179,104	1,484,393	(247,881)	(248,528)	16,296	1,193,242
Net income				257,411			(195)	257,216
Unrecognized amounts from defined benefit pension plans, net of tax					(6,475)			(6,475)
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(832)			(832)
Currency translation adjustment					19,788		(153)	19,635
Cash dividends declared – $0.710 per share				(59,136)				(59,136)
Issuance of shares under benefit plans	985		26,020			9,669		35,689
Purchase of shares for treasury	(1,797)					(81,018)		(81,018)
Balance at December 31, 2012	82,945	9,858	205,124	1,682,668	(235,400)	(319,877)	15,948	1,358,321
Net income				293,780			(2,093)	291,687
Unrecognized amounts from defined benefit pension plans, net of tax					101,151			101,151
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					289			289
Currency translation adjustment					(18,136)		(1,819)	(19,955)
Cash dividends declared – $0.83 per share				(67,986)				(67,986)
Issuance of shares under benefit plans	787		33,693			7,460		41,153
Purchase of shares for treasury	(2,722)					(167,879)		(167,879)
Transactions with non-controlling interests			1,702		155		(7,950)	(6,093)
Balance at December 31, 2013	81,010	$9,858	$240,519	$1,908,462	$(151,941)	$(480,296)	$4,086	$1,530,688
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$293,780	$257,411	$217,186
Non-controlling interests in subsidiaries' loss	(2,093)	(195)	(173)
Net income including non-controlling interests	291,687	257,216	217,013
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	5,092	1,740	23
Depreciation and amortization	68,883	65,334	62,051
Equity (earnings) loss in affiliates, net	(1,660)	160	(1,971)
Deferred income taxes	17,817	(2,137)	15,139
Stock-based compensation	9,734	8,961	6,610
Pension expense	29,774	35,515	26,370
Pension contributions and payments	(87,356)	(69,646)	(36,322)
Other, net	1,910	2,688	991
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(5,437)	57,759	(67,518)
Decrease (increase) in inventories	13,310	28,286	(51,679)
Decrease (increase) in other current assets	2,811	(9,506)	(2,857)
Increase in accounts payable	794	16,110	8,672
(Decrease) increase in other current liabilities	(7,785)	21,887	20,838
Net change in other long-term assets and liabilities	(680)	(86,883)	(3,842)
NET CASH PROVIDED BY OPERATING ACTIVITIES	338,894	327,484	193,518
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(76,015)	(52,715)	(65,813)
Acquisition of businesses, net of cash acquired	(53,161)	(134,602)	(66,229)
Proceeds from sale of property, plant and equipment	1,393	1,387	1,246
Other investing activities	(1,717)	(1,541)	—
NET CASH USED BY INVESTING ACTIVITIES	(129,500)	(187,471)	(130,796)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,230	2,518	23,224
Payments on short-term borrowings	(2,164)	(4,293)	(15,446)
Amounts due banks, net	(517)	(2,758)	1,203
Proceeds from long-term borrowings	61	918	909
Payments on long-term borrowings	(450)	(85,688)	(1,941)
Proceeds from exercise of stock options	20,297	18,776	11,351
Excess tax benefit from stock-based compensation	10,602	7,819	2,916
Purchase of shares for treasury	(167,879)	(81,018)	(36,997)
Cash dividends paid to shareholders	(49,277)	(73,112)	(51,935)
Transactions with non-controlling interests	(6,087)	—	—
Other financing activities	—	—	3,346
NET CASH USED BY FINANCING ACTIVITIES	(194,184)	(216,838)	(63,370)
Effect of exchange rate changes on cash and cash equivalents	(1,849)	2,188	(4,444)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,361	(74,637)	(5,092)
Cash and cash equivalents at beginning of year	286,464	361,101	366,193
CASH AND CASH EQUIVALENTS AT END OF YEAR	$299,825	$286,464	$361,101
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
General Information
The Company is a manufacturer of welding, cutting and brazing products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems, regulators and torches used in oxy-fuel welding, cutting and brazing and consumables used in the brazing and soldering alloys market.
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
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $7,759, $4,608 and $4,904 in 2013, 2012 and 2011, respectively.
Venezuela – Highly Inflationary Economy
Venezuela is a highly inflationary economy under U.S. generally accepted accounting principles ("GAAP"). As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the official rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. The devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $4,117 due to the liquidation of inventory valued at the historical exchange rate.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company's consolidated financial statements will be dependent upon movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company's Venezuelan operation's balance sheet. The bolivar-denominated monetary net asset position was $38,633 at December 31, 2013, which includes $50,642 of cash and cash equivalents and $31,545 at December 31, 2012, which includes $32,610 of cash and cash equivalents. The increased exposure was due to the limited opportunities to convert bolivars into U.S. dollars.
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
Equity Investments
Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $16,694 at December 31, 2013 and $15,034 at December 31, 2012.
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
Fair values are determined using established business valuation multiples and models developed by the Company that incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods. The Company's annual impairment test of goodwill and indefinite-lived intangible assets in 2013 resulted in no impairment loss being recognized.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial Instruments
The Company uses forward contracts to hedge exposures to commodity prices and exchange rate fluctuations on certain purchase and sales transactions, balance sheet and net investment exposures. Contracts are generally written on a short-term basis but may cover exposures for up to two years and are not held for trading or speculative purposes. The Company uses interest rate swaps from time to time to hedge changes in the fair value of debt. The Company recognizes derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.
For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss with offsetting amounts recorded as Other current assets, Other non-current assets, Other current liabilities or Other long-term liabilities depending on the position and the duration of the contract. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. For derivative instruments not designated as hedges, the gain or loss from changes in the fair value of the instruments is recognized in earnings.
Research and Development
Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $42,126, $37,305 and $32,834 in 2013, 2012 and 2011, respectively.
Bonus
Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.- based employees are net of hospitalization costs. Bonus costs were $123,571 in 2013, $124,947 in 2012 and $104,361 in 2011.
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

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income	$293,780	$257,411	$217,186
Denominator:
Basic weighted average shares outstanding	81,978	83,087	83,681
Effect of dilutive securities - Stock options and awards	1,064	1,088	1,027
Diluted weighted average shares outstanding	83,042	84,175	84,708
Basic earnings per share	$3.58	$3.10	$2.60
Diluted earnings per share	$3.54	$3.06	$2.56
For the years ended December 31, 2013, 2012 and 2011, common shares subject to equity-based awards of 45,850, 107,814 and 626,135, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 – ACQUISITIONS
During November 2013, the Company completed the acquisition of Robolution GmbH ("Robolution").  Robolution, based outside of Frankfurt, Germany, is a leading European provider of robotic arc welding systems. The acquisition added to the Company's growing automation business and will enable the Company to seamlessly support automation customers across three continents.
During November 2013, the Company acquired an ownership interest in Burlington Automation Corporation ("Burlington"). Burlington, based in Hamilton, Ontario, Canada, is a leader in the design and manufacture of 3D robotic plasma cutting systems whose products are sold under the brand name Python X®. The acquisition broadens the Company's portfolio of automated cutting and welding process solutions.
Combined revenues for Robolution and Burlington in 2013 were approximately $35,000. The Company acquired Robolution and Burlington for approximately $54,023 in cash, net of cash acquired, and assumed debt and a $17,225 liability to acquire the remaining financial interest in Burlington. The fair value of net assets acquired was $30,051, resulting in goodwill of $41,197. The purchase price allocations are preliminary and subject to final opening balance sheet adjustments. In addition, during 2013 the Company acquired a greater interest in its majority-owned joint venture, Lincoln Electric Heli (Zhengzhou) Welding Materials Company Ltd.
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
The Company acquired Tenn Rand, Kaliburn, Wayne Trail and Weartech for approximately $144,423 in cash, net of cash acquired, and assumed debt. The fair value of net assets acquired was $73,257, resulting in goodwill of $71,166.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2013 and 2012 were as follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance at December 31, 2011	$18,514	$23,867	$5,208	$561	$16,951	$65,101
Additions and adjustments	67,740	66	—	—	(1,109)	66,697
Foreign currency translation	23	1,424	40	53	(435)	1,105
Balance as of December 31, 2012	86,277	25,357	5,248	614	15,407	132,903
Additions and adjustments	44,446	—	—	—	(1,027)	43,419
Foreign currency translation	(284)	(927)	111	(52)	(455)	(1,607)
Balance as of December 31, 2013	$130,439	$24,430	$5,359	$562	$13,925	$174,715
Additions to goodwill primarily reflect goodwill recognized in the acquisitions of Robolution and Burlington in 2013 and the acquisitions of Weartech, Wayne Trail, Kaliburn and Tenn Rand in 2012 (see Note 3). Reductions to goodwill result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial reporting purposes.
Gross and net intangible assets other than goodwill by asset class as of December 31, 2013 and 2012 were as follows:

		December 31, 2013
	Weighted Average Life	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	12	$38,566	$11,898	$18,310	$44,978
Customer relationships	14	74,935	16,837	—	58,098
Patents	20	23,861	6,205	—	17,656
Other	14	49,578	23,298	—	26,280
Total		$186,940	$58,238	$18,310	$147,012

	December 31, 2012
	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	$30,611	$9,493	$18,276	$39,394
Customer relationships	63,906	12,099	—	51,807
Patents	20,882	5,103	—	15,779
Other	44,769	18,847	—	25,922
Total	$160,168	$45,542	$18,276	$132,902
Additions to gross and net intangible assets primarily reflect assets and related amortization recognized in the acquisitions of Robolution and Burlington in 2013 and the acquisitions of Weartech, Wayne Trail, Kaliburn and Tenn Rand in 2012. Aggregate amortization expense was $13,342, $10,641 and $6,661 for 2013, 2012 and 2011, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $15,745 in 2014, $15,337 in 2015, $14,367 in 2016, $12,228 in 2017 and $11,484 in 2018.

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
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes ("EBIT"), as adjusted. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories are reported on a LIFO basis. Segment and consolidated income before interest and income taxes are reported on a LIFO basis. At December 31, 2013, 2012 and 2011, approximately 38%, 34% and 31%, respectively, of total inventories were valued using the LIFO method. LIFO is used for certain domestic inventories included in the North America Welding segment. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments on a basis that management believes to be reasonable. Certain corporate-level expenses may not be allocated to the operating segments and are reported as Corporate/Eliminations.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the Year Ended December 31, 2013
Net sales	$1,652,769	$429,548	$266,282	$195,895	$308,177	$—	$2,852,671
Inter-segment sales	127,254	19,911	14,906	233	9,605	(171,909)	$—
Total	$1,780,023	$449,459	$281,188	$196,128	$317,782	$(171,909)	$2,852,671
EBIT, as adjusted	$318,507	$36,247	$1,815	$57,306	$27,826	$(4,350)	$437,351
Special items charge (gain)	1,052	2,045	6,071	12,198	—	—	$21,366
EBIT	$317,455	$34,202	$(4,256)	$45,108	$27,826	$(4,350)	$415,985
Interest income							3,320
Interest expense							(2,864)
Income before income taxes							$416,441

Total assets	$1,048,412	$403,094	$325,656	$169,027	$162,496	$43,182	$2,151,867
Equity investments in affiliates	—	23,315	—	3,303	—	—	$26,618
Capital expenditures	41,181	10,305	2,073	20,840	3,931	(2,315)	$76,015
Depreciation and amortization	39,086	10,933	13,559	1,893	3,636	(224)	$68,883
For the Year Ended December 31, 2012
Net sales	$1,580,818	$452,227	$324,482	$161,483	$334,357	$—	$2,853,367
Inter-segment sales	131,062	16,048	14,829	38	8,549	(170,526)	$—
Total	$1,711,880	$468,275	$339,311	$161,521	$342,906	$(170,526)	$2,853,367
EBIT, as adjusted	$293,070	$37,299	$7,247	$18,301	$29,477	$(4,886)	$380,508
Special items charge (gain)	827	3,534	4,993	1,381	—	—	$10,735
EBIT	$292,243	$33,765	$2,254	$16,920	$29,477	$(4,886)	$369,773
Interest income							3,988
Interest expense							(4,191)
Income before income taxes							$369,570

Total assets	$980,093	$451,654	$350,189	$134,650	$195,881	$(22,604)	$2,089,863
Equity investments in affiliates	—	21,798	—	2,808	—	—	$24,606
Capital expenditures	36,834	5,372	8,833	899	831	(54)	$52,715
Depreciation and amortization	33,479	11,008	15,102	1,878	3,934	(67)	$65,334
For the Year Ended December 31, 2011
Net sales	$1,309,499	$508,692	$376,276	$156,684	$343,458	$—	$2,694,609
Inter-segment sales	136,314	17,422	15,614	494	8,496	(178,340)	$—
Total	$1,445,813	$526,114	$391,890	$157,178	$351,954	$(178,340)	$2,694,609
EBIT, as adjusted	$227,924	$36,171	$2,629	$12,895	$25,151	$426	$305,196
Special items charge (gain)	—	392	(110)	—	—	—	$282
EBIT	$227,924	$35,779	$2,739	$12,895	$25,151	$426	$304,914
Interest income							3,121
Interest expense							(6,704)
Income before income taxes							$301,331

Total assets	$771,315	$436,327	$380,282	$110,781	$181,916	$96,155	$1,976,776
Equity investments in affiliates	—	20,500	—	4,118	—	—	$24,618
Capital expenditures	31,826	8,566	21,498	2,314	1,792	(183)	$65,813
Depreciation and amortization	29,237	11,736	14,663	2,033	4,714	(332)	$62,051

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In 2013, special items include net charges of $1,052, $2,045 and $922 in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $4,444 related to impairment of long-lived assets and a charge of $705 related to a loss on the sale of land. The South America Welding segment special items represent charges of $12,198 related to the devaluation of the Venezuelan currency.
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
Export sales (excluding inter-company sales) from the United States were $260,195 in 2013, $268,331 in 2012 and $242,380 in 2011. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2013.
The geographic split of the Company's Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2013	2012	2011
Net sales:
United States	$1,350,309	$1,283,066	$1,092,838
China	219,490	229,996	286,121
Other foreign countries	1,282,872	1,340,305	1,315,650
Total	$2,852,671	$2,853,367	$2,694,609

	December 31,
	2013	2012	2011
Property, plant and equipment, net:
United States	$162,357	$170,831	$149,637
China	83,416	92,744	96,374
Other foreign countries	238,685	223,050	224,801
Eliminations	(453)	(389)	(361)
Total	$484,005	$486,236	$470,451

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6 – RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization net charges of $8,463, $9,354 and $282 for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 net charges include $3,658 primarily related to employee severance and $4,961 in asset impairment charges, partially offset by gains of $156 related to sale of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  These actions impacted 72 employees within the North America Welding segment.  During the year ended December 31, 2013, the Company recorded charges of $1,052, which represent employee severance and other related costs. At December 31, 2013, a liability relating to these actions of $466 was recognized in Other current liabilities, which will be substantially paid in 2014. Additional charges related to the completion of this plan are expected to be immaterial.
Europe Welding Plans:
During 2013, the Company announced a rationalization plan within the Europe Welding segment to relocate the manufacturing of certain consumable products from its Portuguese operations to current facilities in Italy. These actions impacted 56 employees within the Europe Welding segment. During the year ended December 31, 2013, the Company recorded charges of $1,832 related to these activities. The amount represents employee severance and other related costs of $1,599 and asset impairment charges of $233. At December 31, 2013, a liability relating to these actions of $1,209 was recognized in Other current liabilities. The Company expects to incur additional charges in the range of $400 to $700 related to the completion of this plan.
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions impacted 285 employees within the Europe Welding segment. During the year ended December 31, 2013, the Company recorded net charges of $213 related to these activities.  The amount represents employee severance and other related costs and asset impairment charges, partially offset by a gain on sale of assets.  At December 31, 2013, a liability relating to these actions of $1,226 was recognized in Other current liabilities, which will be substantially paid in 2014. Additional charges related to the completion of this plan are expected to be immaterial.
Asia Pacific Welding Plans:
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. These included the rationalization of the Australian manufacturing operations and headcount reductions at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. These actions impacted 268 employees within the Asia Pacific Welding segment. During the year ended December 31, 2013, the Company recorded net charges of $922, which represent employee severance and other related costs of $841 and asset impairment charges of $235, partially offset by gains of $154 from the sale of assets.  At December 31, 2013, a liability relating to these actions of $375 was recognized in Other current liabilities, which will be substantially paid in 2014.  Additional charges related to the completion of this plan are expected to be immaterial.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.
During 2013, the Company recorded long-lived asset impairment charges of $4,444 in Rationalization and asset impairment charges. The charge is the result of the Company removing capacity to align itself with current market conditions and improve operating efficiency.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following tables summarize the activity related to the rationalization liabilities by segment for the years ended December 31, 2013 and 2012:

	North America Welding	Europe Welding	Asia Pacific Welding	The Harris Products Group	Consolidated
Balance at December 31, 2011	$—	$173	$—	$82	$255
Payments and other adjustments	(827)	(1,797)	(2,107)	(82)	(4,813)
Charged to expense	827	3,637	3,151	—	7,615
Balance at December 31, 2012	$—	$2,013	$1,044	$—	$3,057
Payments and other adjustments	(586)	(1,343)	(1,510)	—	(3,439)
Charged to expense	1,052	1,765	841	—	3,658
Balance at December 31, 2013	$466	$2,435	$375	$—	$3,276

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the years ended December 31, 2013 and 2012:

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2011	$912		$(255,369)		$6,576		$(247,881)
Other comprehensive income (loss) before reclassification	(1,997)		(26,373)	[2]	19,555	[3]	(8,815)
Amounts reclassified from AOCI	1,165	[1]	19,898	[2]	233	[3]	21,296
Net current-period other comprehensive income (loss)	(832)		(6,475)		19,788		12,481
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive income (loss) before reclassification	(681)		82,050	[2]	(19,316)	[3]	62,053
Amounts reclassified from AOCI	970	[1]	19,101	[2]	1,335	[3]	21,406
Net current-period other comprehensive income (loss)	289		101,151		(17,981)		83,459
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)

_______________________________________________________________________________

1
During the 2013 period, this AOCI reclassification is a component of Net sales of $619 (net of tax of $99), Cost of goods sold of $418 (net of tax of $295) and SG&A of $(67) with no tax effect; during the 2012 period, the reclassification is a component of Net sales of $931 (net of tax of $157) and Cost of goods sold of $234 (net of tax of $169). (See Note 13 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $60,556 and $(3,492) during the years ended December 31, 2013 and 2012, respectively). (See Note 11 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $(1,819) and $(153) attributable to Non-controlling interests in the years ended December 31, 2013 and 2012, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Consolidated Statements of Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – DEBT
At December 31, 2013 and 2012, debt consisted of the following:

	December 31,
	2013	2012
Long-term debt
Capital leases due through 2017, interest at 1.12% to 3.63%	$236	$267
Other borrowings due through 2023, interest up to 4.00%	4,270	1,788
	4,506	2,055
Less current portion	715	456
Long-term debt, less current portion	3,791	1,599
Short-term debt
Amounts due banks, interest at 11.28% (11.32% in 2012)	14,581	18,220
Current portion long-term debt	715	456
Total short-term debt	15,296	18,676
Total debt	$19,087	$20,275
At December 31, 2013 and 2012, the fair value of long-term debt, including the current portion, was approximately $4,212 and $1,919, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Revolving Credit Agreement
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2013, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Capital Leases
At December 31, 2013 and 2012, $236 and $267 of capital lease indebtedness was secured by property, plant and equipment, respectively.
Other
Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2013 are $15,297 in 2014, $535 in 2015, $446 in 2016, $285 in 2017, $202 in 2018 and $774 thereafter. Total interest paid was $2,864 in 2013, $4,423 in 2012 and $6,979 in 2011. The primary difference between interest expense and interest paid in 2012 and 2011 is the amortization of the gains on terminated interest rate swaps.
The Company's short-term borrowings included in Amounts due banks were $14,581 and $18,220 at December 31, 2013 and 2012, respectively, and represent the borrowings of foreign subsidiaries at weighted average interest rates of 11.3% and 11.3%, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 9 – STOCK PLANS
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2013, there were 2,315,239 common shares available for future grant under all plans.
Stock Options
The following table summarizes stock option activity for the years ended December 31, 2013, 2012 and 2011, under all Plans:

	Year Ended December 31,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	3,060,944	$30.98	3,632,463	$26.05	3,779,824	$23.99
Options granted	273,105	70.88	412,980	47.66	459,263	35.34
Options exercised	(774,783)	26.20	(962,029)	19.52	(572,795)	19.82
Options canceled	(106,618)	40.54	(22,470)	24.07	(33,829)	26.62
Balance at end of year	2,452,648	36.52	3,060,944	30.98	3,632,463	26.05
Exercisable at end of year	1,837,014	29.93	2,208,455	27.19	2,677,071	23.73
Options granted under both the EPI Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2013, 2012 and 2011.
The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	32.97%	45.67%	41.92%
Dividend yield	1.40%	1.66%	1.63%
Risk-free interest rate	1.52%	0.70%	0.80%
Expected option life (years)	4.4	4.5	4.3
Weighted average fair value per option granted during the year	$18.14	$15.87	$10.97

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes non-vested stock options for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	852,489	$13.63
Granted	273,105	18.14
Vested	(410,542)	12.50
Forfeited	(99,418)	14.04
Balance at end of year	615,634	16.32
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2013 was $85,404 and $76,076, respectively. The total intrinsic value of awards exercised during 2013, 2012 and 2011 was $20,297, $18,776 and $10,028, respectively.
The following table summarizes information about awards outstanding as of December 31, 2013:

	Outstanding		Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $29.99	738,614	$23.41	738,614	$23.41	4.6
$30.00 - $39.99	1,092,456	33.20	1,001,199	33.00	6.2
Over $40.00	621,578	57.93	97,201	47.85	9.4
	2,452,648		1,837,014		6.5
Restricted Share Awards ("RSAs")
The following table summarizes restricted share award activity for the years ended December 31, 2013, 2012 and 2011, under all Plans:

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	336,808	$28.49	379,233	$28.06	523,730	$27.36
Shares granted	14,464	70.88	20,099	47.81	22,779	35.55
Shares vested*	(224,021)	25.68	(62,524)	32.10	(159,842)	26.97
Shares forfeited	(11,935)	25.76	—	—	(7,434)	24.67
Balance at end of year	115,316	39.55	336,808	28.49	379,233	28.06
_______________________________________________________________________________

*	Includes shares vested but not exercisable
RSAs are valued at the quoted market price on the grant date. The majority of RSAs vest over a period of three to five years. The Company issued shares of common stock from treasury upon the granting of RSAs in 2013, 2012 and 2011. All restricted shares issued in 2013, 2012 and 2011, were under the the Director Plan. The remaining weighted average life of all non-vested RSAs is 1.8 years as of December 31, 2013.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes non-vested restricted share awards for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Number of Restricted Shares	Weighted Average Fair Value at Grant Date
Balance at beginning of year	318,088	$28.74
Shares granted	14,464	70.88
Shares vested	(205,301)	25.80
Shares forfeited	(11,935)	25.76
Balance at end of year	115,316	39.55
Restricted Stock Units ("RSUs")
The following table summarizes restricted stock unit activity for the years ended December 31, 2013, 2012 and 2011, under all Plans:

	Year Ended December 31,
	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	288,669	$40.83	166,519	$34.55	—	$—
Units granted	69,925	67.17	133,944	47.97	166,519	34.55
Units vested	(33,698)	39.20	(10,499)	33.06	—	—
Units forfeited	(40,952)	41.70	(1,295)	35.55	—	—
Balance at end of year	283,944	47.38	288,669	40.83	166,519	34.55
RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of three to five years. The Company will issue shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 31,552 RSUs to common stock in 2013 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2013, 43,012 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. All RSUs issued in 2013, 2012 and 2011, were under the the EPI Plan. The remaining weighted average life of all non-vested RSUs is 4.1 years as of December 31, 2013.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2013, 2012 and 2011 was $9,734, $8,961 and $6,610, respectively. The related tax benefit for 2013, 2012 and 2011 was $3,727, $3,409 and $2,515, respectively. As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $21,633, which is expected to be recognized over a weighted average period of approximately 3.3 years.
Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 4,653 in 2013, 4,908 in 2012 and 4,466 in 2011.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 10 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 45 million shares of the Company's common stock. At management's discretion, the Company repurchases its common stock from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2013, the Company purchased 2,671,614 shares at an average cost per share of $61.67. As of December 31, 2013, 15,670,759 shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

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

Defined Benefit Plans
Contributions are made in amounts sufficient to fund current service costs on a current basis and to fund past service costs, if any, over various amortization periods.
Obligations and Funded Status

	December 31,
	2013	2012
Change in benefit obligations
Benefit obligations at beginning of year	$1,033,725	$991,979
Service cost	23,188	21,538
Interest cost	37,225	41,584
Plan participants' contributions	221	334
Plan amendments	1,623	(3,681)
Actuarial (gain) loss	(91,851)	70,015
Benefits paid	(59,296)	(86,722)
Settlement/curtailment	(1,390)	(3,946)
Currency translation	(2,003)	2,624
Benefit obligations at end of year	941,442	1,033,725

Change in plan assets
Fair value of plan assets at beginning of year	813,897	749,456
Actual return on plan assets	101,044	83,156
Employer contributions	85,456	68,029
Plan participants' contributions	221	334
Benefits paid	(57,644)	(85,238)
Settlement	(1,390)	(3,798)
Currency translation	(1,589)	1,958
Fair value of plan assets at end of year	939,995	813,897

Funded status at end of year	(1,447)	(219,828)
Unrecognized actuarial net loss	258,781	422,042
Unrecognized prior service cost	(2,547)	(4,101)
Unrecognized transition assets, net	26	26
Net amount recognized	$254,813	$198,139
The actuarial gain arising during 2013 was primarily attributable to a higher discount rate. In 2012, the Company's U.S. defined benefit plans were amended to allow participants, including those with deferred vested pension benefits, additional payment options including a lump sum and a five year payment option. The decrease in benefits paid in 2013 primarily reflect the disbursements related to deferred vested participants taking lump sum payment options in the prior period.
The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2013 were $162,983, $(2,307) and $17, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2014 are $16,104, $(618) and $4, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2013	2012
Prepaid pensions	$36,116	$—
Accrued pension liability, current	(10,564)	(3,639)
Accrued pension liability, long-term	(26,999)	(216,189)
Accumulated other comprehensive loss, excluding tax effects	256,260	417,967
Net amount recognized in the balance sheets	$254,813	$198,139
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2013	2012	2011
Service cost	$23,188	$21,538	$17,331
Interest cost	37,225	41,584	44,161
Expected return on plan assets	(61,244)	(58,754)	(57,405)
Amortization of prior service cost	(613)	(90)	(62)
Amortization of net loss	30,929	31,085	21,816
Settlement/curtailment loss	423	895	529
Pension cost for defined benefit plans	$29,908	$36,258	$26,370
The Company's defined benefit plans costs decreased in 2013 primarily as a result of a lower interest cost and a higher expected return on plan assets.
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2013	2012
U.S. pension plans
Projected benefit obligation	$37,355	$956,837
Accumulated benefit obligation	33,416	905,541
Fair value of plan assets	10,028	755,491
Non-U.S. pension plans
Projected benefit obligation	$49,990	$76,884
Accumulated benefit obligation	42,593	70,492
Fair value of plan assets	39,753	58,403
The total accumulated benefit obligation for all plans was $891,397 as of December 31, 2013 and $976,033 as of December 31, 2012.
Contributions to Plans
The Company expects to contribute approximately $20,000 to its defined benefit plans in the United States in 2014. The actual amounts to be contributed in 2014 will be determined at the Company's discretion.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Benefit Payments for Plans
Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2014	$61,755
2015	53,992
2016	61,654
2017	59,570
2018	58,422
2019 through 2023	307,094
Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Discount rate	4.7%	3.8%
Rate of increase in compensation	4.2%	4.0%
Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31, 2013 were as follows:

	December 31,
	2013	2012	2011
Discount rate	3.8%	4.2%	5.3%
Rate of increase in compensation	4.1%	4.0%	4.0%
Expected return on plan assets	7.4%	7.7%	7.9%
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2013:

	Pension Plans' Assets at Fair Value as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common trusts and 103-12 investments (1)
Cash and cash equivalents	$—	$4,686	$—	$4,686
Common trusts and 103-12 investments	—	902,746	—	902,746
Private equity funds (2)	—	—	32,563	32,563
Total assets at fair value	$—	$907,432	$32,563	$939,995
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2012:

	Pension Plans' Assets at Fair Value as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Corporate stock (3)	$107,763	$—	$—	$107,763
Cash and cash equivalents	5,170	—	—	5,170
Corporate and other obligations (4)	—	412	—	412
Common trusts and 103-12 investments (1)	—	673,469	—	673,469
Private equity funds (2)	—	—	27,083	27,083
Total assets at fair value	$112,933	$673,881	$27,083	$813,897
_______________________________________________________________________________

(1)
Common trusts and 103-12 investments are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes, and money markets. Trusts are valued at the net asset value ("NAV") as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

(2)
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

(3)	This investment category includes publicly traded equity investments directly held by the plans. Investments are valued at the unadjusted quoted close prices reported on the reporting date.

(4)	This investment category is composed of publicly traded bonds and asset backed securities which are valued at the quoted closing market prices on the reporting date.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans' assets for the year ended December 31, 2013:

Private Equity Funds
Balance at the beginning of year	$27,083
Purchases, sales, issuances and settlements	2,186
Realized and unrealized gains	3,294
Balance at the end of year	$32,563
The amount of total gains during the period attributable to the change in unrealized gains relating to Level 3 net assets still held at the reporting date	$3,035
Supplemental Executive Retirement Plan
The Company maintains a domestic unfunded supplemental executive retirement plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $2,329, $2,254 and $2,110 in 2013, 2012 and 2011, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $22,877, $25,646 and $23,930 at December 31, 2013, 2012 and 2011, respectively.
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
The annual costs recognized for defined contribution plans were $10,812, $9,405 and $8,478 in 2013, 2012 and 2011, respectively.
Multi-Employer Plans
The Company participates in multi-employer plans for several of its operations in Europe. Costs for these plans are recognized as contributions are funded. The Company's risk of participating in these plans is limited to the annual premium as determined by the plan. The annual costs of these programs were $1,048, $972 and $966 in 2013, 2012 and 2011, respectively.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12 – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
U.S.	$281,724	$243,382	$204,667
Non-U.S.	134,717	126,188	96,664
Total	$416,441	$369,570	$301,331
The components of income tax expense (benefit) for the three years ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$58,099	$72,809	$42,510
Non-U.S.	40,348	33,510	19,970
State and local	8,490	8,172	6,699
	106,937	114,491	69,179
Deferred:
Federal	21,946	(1,673)	12,140
Non-U.S.	(5,734)	(750)	2,768
State and local	1,605	286	231
	17,817	(2,137)	15,139
Total	$124,754	$112,354	$84,318
The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate of 35% applied to pre-tax income	$145,754	$129,350	$105,466
Effect of state and local income taxes, net of federal tax benefit	7,124	5,598	4,585
Taxes (less) more than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carry-forwards, losses with no benefit and changes in non-U.S. valuation allowance	(17,352)	(11,263)	(13,637)
Manufacturing deduction	(6,386)	(6,287)	(5,330)
U.S. tax cost (benefit) of foreign source income	995	(4,766)	145
Resolution and adjustments to uncertain tax positions	(313)	(1,493)	(5,103)
Other	(5,068)	1,215	(1,808)
Total	$124,754	$112,354	$84,318
Effective tax rate	29.96%	30.40%	27.98%
The 2013 effective tax rate is impacted by the geographic mix of earnings and taxes at lower rates in foreign jurisdictions, including Canada, Mexico, Poland and the U.K., as well as loss utilization in other foreign jurisdictions. Total income tax payments, net of refunds, were $84,567 in 2013, $78,506 in 2012 and $62,600 in 2011.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012
Deferred tax assets:
Tax loss and credit carry-forwards	$51,762	$40,373
Inventory	1,277	1,328
Other accruals	15,709	14,981
Employee benefits	18,909	17,904
Pension obligations	4,643	82,903
Other	9,828	12,686
Deferred tax assets, gross	102,128	170,175
Valuation allowance	(49,684)	(38,799)
Deferred tax assets, net	52,444	131,376
Deferred tax liabilities:
Property, plant and equipment	38,653	41,380
Intangible assets	24,014	19,545
Inventory	7,311	5,783
Pension obligations	7,315	2,940
Other	8,777	8,769
Deferred tax liabilities	86,070	78,417
Total Deferred taxes	$(33,626)	$52,959
At December 31, 2013, certain subsidiaries had tax loss carry-forwards of approximately $121,044 that will expire in various years from 2014 through 2030, except for $77,380 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2013, a valuation allowance of $49,684 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or decreased in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $8,354 that are not expected to be permanently reinvested were not significant.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits are classified as "Accrued taxes" non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in "Income taxes." Current income tax expense included an expense of $492 for the year ended December 31, 2013 and an expense of $893 for the year ended December 31, 2012 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $10,257 and $10,295, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to unrecognized tax benefits:

	2013	2012
Balance at January 1	$25,255	$26,656
Increase related to current year tax provisions	1,990	3,838
Increase related to prior years' tax positions	208	212
Increase related to acquisitions	3,528	1,274
Decrease related to settlements with taxing authorities	(95)	(940)
Resolution of and other decreases in prior years' tax liabilities	(3,491)	(5,964)
Other	(1,488)	179
Balance at December 31	$25,907	$25,255
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $13,739 at December 31, 2013 and $14,839 at December 31, 2012.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003. The Company is currently subject to various U.S. state audits, an Indian tax audit for 2012 - 2013 and an Indonesian tax audit for 2003 and 2005 - 2007.
The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $4,284 in prior years' unrecognized tax benefits in 2014.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends. These adjustments would increase Canadian federal and provincial tax due by $58,824 plus approximately $16,022 of interest, net of tax. The Company disagrees with the position taken by the CRA and believes it is without merit. The Company will vigorously contest the assessment through the Tax Court of Canada. A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA. The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge. Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset valued at $84,128 as of December 31, 2013. Any Canadian tax ultimately due will be creditable in the parent company's U.S. federal tax return. The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods. Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

All derivatives are recognized at fair value on the Company's Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in operating activities in the Company's Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial for the three years ended December 31, 2013.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2013. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $36,880 at December 31, 2013 and $39,597 at December 31, 2012. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in Accumulated other comprehensive income ("AOCI") and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affected earnings.
Net investment hedges
The Company had a foreign currency forward contract that qualified as a designated net investment hedge.  No such contract was outstanding as of December 31, 2013. The effective portion of the fair value gain or loss on these net investment hedges were recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses when the underlying hedged investment was liquidated.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $186,158 at December 31, 2013 and $189,259 at December 31, 2012. The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company has short-term silver and copper forward contracts with notional amounts of 290,000 troy ounces and 375,000 pounds, respectively, at December 31, 2013 and short-term silver and copper forward contracts with notional amounts of 275,000 troy ounces and 375,000 pounds, respectively, at December 31, 2012. Realized and unrealized gains and losses on these contracts were recognized in Cost of goods sold.
Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2013		December 31, 2012
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$706	$219	$352	$325
Not designated as hedging instruments:
Foreign exchange contracts	766	228	510	902
Commodity contracts	262	47	731	—
Total derivatives	$1,734	$494	$1,593	$1,227

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2013 and 2012 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2013	2012
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$215	$3,711
Commodity contracts	Cost of goods sold	2,882	(1,117)
The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2013 and 2012 consisted of the following:

	December 31,
Total gain recognized in AOCI, net of tax	2013	2012
Foreign exchange contracts	$369	$80
The Company expects a gain of $369 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2013	2012
Foreign exchange contracts	Sales	$619	$931
	Cost of goods sold	418	234
Net investment contracts	Selling, general & administrative expenses	(67)	—

NOTE 14 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2013 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,472	$—	$1,472	$—
Commodity contracts	262	—	262	—
Total assets	$1,734	$—	$1,734	$—
Liabilities:
Foreign exchange contracts	$447	$—	$447	$—
Commodity contracts	47	—	47	—
Contingent consideration	5,375	—	—	5,375
Forward contract	16,974	—	—	16,974
Deferred compensation	20,132	—	20,132	—
Total liabilities	$42,975	$—	$20,626	$22,349

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
The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the year ended December 31, 2013, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $5,375 as of December 31, 2013, which reflects a $481 increase in the liability from December 31, 2012. The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the period. The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the contract at a fair value of $16,974 as of December 31, 2013. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate. The present value calculations utilized an average discount rate of 16.3% and annual earnings growth rates ranging from 14.8% to 18.8%.
The deferred compensation liability is the Company's obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants' underlying investment fund elections.
The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of "Cash and cash equivalents," "Accounts receivable," "Amounts due banks" and "Trade accounts payable" approximated book value due to the short-term nature of these instruments at both December 31, 2013 and December 31, 2012. See Note 8 for the fair value estimate of debt.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 15 – INVENTORY
For most domestic inventories, cost is determined principally by the LIFO method, and for non-U.S. inventories, cost is determined by the FIFO method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. At December 31, 2013 and 2012, approximately 38% and 34%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost was $70,882 at December 31, 2013 and $72,173 at December 31, 2012.

NOTE 16 – LEASES
The Company leases sales offices, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $18,642 in 2013, $17,751 in 2012 and $15,221 in 2011.
At December 31, 2013, total future minimum lease payments for noncancelable operating leases were $13,263 in 2014, $10,391 in 2015, $8,240 in 2016, $5,637 in 2017, $4,071 in 2018 and $6,568 thereafter.
The following table summarizes assets held under capital leases and included in property, plant and equipment:

	December 31,
	2013	2012
Buildings	$461	$441
Machinery and equipment	110	209
Less: accumulated depreciation	(100)	(163)
Net capital leases	$471	$487

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
The Company's accrual for contingent liabilities was $2,735 as of December 31, 2013 and $5,636 as of December 31, 2012. The accrual is included in Other current liabilities.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 18 – PRODUCT WARRANTY COSTS
The changes in product warranty accruals for 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
Balance at beginning of year	$15,304	$15,781	$16,879
Accruals for warranties	12,786	10,872	10,395
Settlements	(12,794)	(11,477)	(11,260)
Foreign currency translation	(116)	128	(233)
Balance at end of year	$15,180	$15,304	$15,781

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2013
Net sales	$718,573	$727,432	$691,875	$714,791
Gross profit	226,572	240,338	232,697	243,047
Income before income taxes	90,679	106,534	97,840	121,388
Net income	66,806	72,606	66,044	88,324
Basic earnings per share	$0.81	$0.88	$0.81	$1.09
Diluted earnings per share	$0.80	$0.87	$0.80	$1.07
2012
Net sales	$727,122	$744,045	$697,552	$684,648
Gross profit	215,265	224,997	213,362	213,032
Income before income taxes	92,919	98,157	90,889	87,605
Net income	64,243	66,319	64,765	62,084
Basic earnings per share	$0.77	$0.80	$0.78	$0.75
Diluted earnings per share	$0.76	$0.79	$0.77	$0.74
The quarter ended December 31, 2013 includes rationalization and impairment net charges of $259 ($223 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and a charge of $705 related to a loss on the sale of land in the Asia Pacific Welding segment. Associated with the loss on the sale of land is a charge of $47 attributable to non-controlling interests.
The quarter ended September 30, 2013 includes rationalization and asset impairment net charges of $1,627 ($1,595 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and a charge of $4,675 ($4,503 after-tax) related to impairment of long-lived assets in the Asia Pacific Welding segment. Associated with impairment of long-lived assets is a charge of $1,021 attributable to non-controlling interests.
The quarter ended June 30, 2013 includes rationalization and asset impairment net charges of $851 ($579 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and charges of $2,538 related to devaluation of Venezuelan currency in the South America Welding segment.
The quarter ended March 31, 2013 includes rationalization and asset impairment net charges of $1,051 ($673 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and charges of $9,660 related to devaluation of Venezuelan currency in the South America Welding segment.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged to Other Accounts	(2) Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2013	$8,654	$2,671	$49	$2,976	$8,398
Year Ended December 31, 2012	7,079	3,368	68	1,861	8,654
Year Ended December 31, 2011	7,855	2,173	(303)	2,646	7,079

(1)	Currency translation adjustment.

(2)	Uncollectible accounts written-off, net of recoveries.

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