Form 10-Q
period 2014-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2014-04-25
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of March 31, 2014 was 80,425,365.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3. Quantitative and Qualitative Disclosures About Market Risk		28
Item 4. Controls and Procedures		28

PART II. OTHER INFORMATION		29
Item 1. Legal Proceedings		29
Item 1A. Risk Factors		29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30
Item 4. Mine Safety Disclosures		30
Item 6. Exhibits		30
Signatures		31
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-32.1
Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Label Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$685,062	$718,573
Cost of goods sold	458,726	492,001
Gross profit	226,336	226,572
Selling, general & administrative expenses	145,915	136,891
Rationalization and asset impairment (gains) charges	(17)	1,051
Operating income	80,438	88,630

Other income (expense):
Interest income	914	1,026
Equity earnings in affiliates	1,561	1,259
Other income	1,083	714
Interest expense	(1,570)	(950)
Total other income	1,988	2,049
Income before income taxes	82,426	90,679
Income taxes	26,002	23,836
Net income including non-controlling interests	56,424	66,843
Non-controlling interests in subsidiaries’ (loss) earnings	(29)	37
Net income	$56,453	$66,806

Basic earnings per share	$0.70	$0.81
Diluted earnings per share	$0.69	$0.80
Cash dividends declared per share	$0.23	$0.20

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income including non-controlling interests	$56,424	$66,843
Other comprehensive loss, net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of $94 and $(113) in the three months ended March 31, 2014 and 2013	(421)	602
Defined benefit pension plan activity, net of tax of $1,838 and $3,068 in the three months ended March 31, 2014 and 2013	2,544	5,105
Currency translation adjustment	(12,358)	(14,239)
Other comprehensive loss:	(10,235)	(8,532)
Comprehensive income	46,189	58,311
Comprehensive income attributable to non-controlling interests	652	150
Comprehensive income attributable to shareholders	$45,537	$58,161

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2014	December 31, 2013
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$205,387	$299,825
Accounts receivable (less allowance for doubtful accounts of $8,365 in 2014; $8,398 in 2013)	405,675	367,134
Inventories:
Raw materials	103,913	112,478
Work-in-process	39,868	38,963
Finished goods	219,773	198,522
Total inventory	363,554	349,963
Other current assets	110,329	113,853
Total Current Assets	1,084,945	1,130,775

Property, Plant and Equipment
Land	48,316	48,369
Buildings	375,041	373,373
Machinery and equipment	724,295	723,715
	1,147,652	1,145,457
Less accumulated depreciation	668,365	661,452
Property, Plant and Equipment, Net	479,287	484,005
Non-current assets	549,744	537,087
TOTAL ASSETS	$2,113,976	$2,151,867

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$6,912	$14,581
Trade accounts payable	199,739	212,799
Other current liabilities	224,870	228,822
Current portion of long-term debt	391	715
Total Current Liabilities	431,912	456,917

Long-Term Liabilities
Long-term debt, less current portion	2,678	3,791
Accrued pensions	24,260	26,999
Other long-term liabilities	143,013	133,472
Total Long-Term Liabilities	169,951	164,262

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	244,824	240,519
Retained earnings	1,946,414	1,908,462
Accumulated other comprehensive loss	(162,857)	(151,941)
Treasury shares	(530,082)	(480,296)
Total Shareholders’ Equity	1,508,157	1,526,602
Non-controlling interests	3,956	4,086
Total Equity	1,512,113	1,530,688

TOTAL LIABILITIES AND EQUITY	$2,113,976	$2,151,867

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,453	$66,806
Non-controlling interests in subsidiaries’ (loss) earnings	(29)	37
Net income including non-controlling interests	56,424	66,843
Adjustments to reconcile Net income including non-controlling interests to Net cash provided (used) by operating activities:
Rationalization and asset impairment (gains) charges	(35)	114
Depreciation and amortization	17,931	17,397
Equity earnings in affiliates, net	(796)	(436)
Deferred income taxes	3,726	13,237
Stock-based compensation	2,293	2,468
Pension expense	2,800	7,615
Pension contributions and payments	(22,081)	(55,321)
Foreign exchange loss (gain)	18,150	(1,162)
Other, net	(185)	(198)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(43,885)	(66,585)
Increase in inventories	(15,157)	(16,334)
(Increase) decrease in other current assets	(1,420)	3,654
(Decrease) increase in trade accounts payable	(12,108)	8,268
Increase in other current liabilities	6,967	528
Net change in other long-term assets and liabilities	1,007	(236)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	13,631	(20,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,506)	(15,138)
Acquisition of businesses, net of cash acquired	(892)	(549)
Proceeds from sale of property, plant and equipment	1,066	105
Other investing activities	573	—
NET CASH USED BY INVESTING ACTIVITIES	(13,759)	(15,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,018	390
Payments on short-term borrowings	(8,229)	(1,455)
Amounts due banks, net	590	(280)
Payments on long-term borrowings	(1,435)	(147)
Proceeds from exercise of stock options	2,956	9,658
Excess tax benefits from stock-based compensation	1,652	3,989
Purchase of shares for treasury	(51,021)	(12,780)
Cash dividends paid to shareholders	(18,623)	—
Transactions with non-controlling interests	(2,330)	—
NET CASH USED BY FINANCING ACTIVITIES	(75,422)	(625)

Effect of exchange rate changes on Cash and cash equivalents	(18,888)	(1,654)
DECREASE IN CASH AND CASH EQUIVALENTS	(94,438)	(38,009)

Cash and cash equivalents at beginning of period	299,825	286,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,387	$248,455

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
The accompanying Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
Venezuela — Highly Inflationary Economy
Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013, the official rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. During the three months ended March 31, 2013, the devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $1,579 due to the liquidation of inventory valued at the historical exchange rate.
In January 2014, the Venezuela government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD I rate") as opposed to the official rate. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuates daily and is significantly higher than both the official rate and the SICAD I rate.
While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate is the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. This determination was made as a result of the Company's assertion as of March 31, 2014 that any future remittances for dividend payments could be transacted at the SICAD I rate. As of March 31, 2014, the SICAD I rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company expects higher Cost of goods sold of $3,468 during the second quarter of 2014, due to the liquidation of inventory valued at the historical exchange rate. As previously discussed, the SICAD I rate is determined by periodic auctions and therefore the rate is likely to fluctuate in future periods which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $25,294 at March 31, 2014, including $23,936 of cash and cash equivalents and $38,633 at December 31, 2013, including $50,642 of cash and cash equivalents.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$56,453	$66,806
Denominator:
Basic weighted average shares outstanding	80,648	82,719
Effect of dilutive securities - Stock options and awards	968	1,067
Diluted weighted average shares outstanding	81,616	83,786
Basic earnings per share	$0.70	$0.81
Diluted earnings per share	$0.69	$0.80
For the three months ended March 31, 2014 and 2013, common shares subject to equity-based awards of 263,415 and 392,390, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Adopted:
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 requires an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, with limited exceptions. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. ASU 2013-11 was adopted by the Company on January 1, 2014 and did not have a significant impact on the Company's financial statements.
In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 clarifies the applicable guidance for the release of the cumulative translation adjustment ("CTA") under current U.S. GAAP by emphasizing that the accounting for the release of the CTA into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a nonprofit activity or business. When a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related CTA into net income. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. ASU 2013-05 was adopted by the Company on January 1, 2014 and did not have an impact on the Company's financial statements.

NOTE 4 — ACQUISITIONS
During 2014, the Company acquired the remaining interest in its majority-owned joint venture, Harris Soldas Especiais S.A. The purchase price was not material.
During November 2013, the Company completed the acquisition of Robolution GmbH ("Robolution").  Robolution, based outside of Frankfurt, Germany, is a leading European provider of robotic arc welding systems. The acquisition added to the Company's growing automation business and will enable the Company to support automation customers across three continents.

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
Combined revenues for Robolution and Burlington in 2013 were approximately $35,000. The Company acquired Robolution and Burlington for approximately $54,261 in cash, net of cash acquired, and assumed debt and a $18,943 liability to acquire the remaining financial interest in Burlington. The fair value of net assets acquired was $30,531, resulting in goodwill of $42,673. The purchase price allocations are preliminary and subject to final opening balance sheet adjustments. In addition, during 2013 the Company acquired a greater interest in its majority-owned joint venture, Lincoln Electric Heli (Zhengzhou) Welding Materials Company Ltd. The purchase price was not material.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended March 31, 2014
Net sales	$401,906	$105,406	$61,286	$43,993	$72,471	$—	$685,062
Inter-segment sales	32,943	5,860	4,449	29	2,118	(45,399)	—
Total	$434,849	$111,266	$65,735	$44,022	$74,589	$(45,399)	$685,062

EBIT, as adjusted	$71,364	$9,292	$(640)	$11,765	$6,058	$2,891	$100,730
Special items (gain) charge	(47)	39	(9)	17,665	—	—	17,648
EBIT	$71,411	$9,253	$(631)	$(5,900)	$6,058	$2,891	$83,082
Interest income							914
Interest expense							(1,570)
Income before income taxes							$82,426

Total assets	$1,107,182	$404,451	$320,776	$141,079	$170,856	$(30,368)	$2,113,976

Three months ended March 31, 2013
Net sales	$419,554	$110,491	$70,039	$36,374	$82,115	$—	$718,573
Inter-segment sales	28,985	4,279	4,384	20	2,224	(39,892)	—
Total	$448,539	$114,770	$74,423	$36,394	$84,339	$(39,892)	$718,573

EBIT, as adjusted	$76,660	$10,701	$2,293	$5,112	$7,151	$(603)	$101,314
Special items (gain) charge	860	(6)	197	9,660	—	—	10,711
EBIT	$75,800	$10,707	$2,096	$(4,548)	$7,151	$(603)	$90,603
Interest income							1,026
Interest expense							(950)
Income before income taxes							$90,679

Total assets	$1,014,910	$434,484	$364,673	$121,024	$196,434	$(27,998)	$2,103,527
In the three months ended March 31, 2014, special items include net gains of $47 and $9 in the North America Welding and Asia Pacific Welding segments, respectively, and a net charge of $39 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent a charge of $17,665, relating to a Venezuelan remeasurement loss.
In the three months ended March 31, 2013, special items include net charges of $860 and $197 in the North America Welding and Asia Pacific Welding segments, respectively, and a net gain of $6 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special items represent charges of $9,660, relating to the devaluation of Venezuelan currency.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded net rationalization gains of $17 for the three months ended March 31, 2014. The net gains include charges of $18 primarily related to employee severance, offset by gains of $35 related to the sale and disposal of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  During the three months ended March 31, 2014, the Company recorded gains of $47 related to these actions. At March 31, 2014, a liability relating to these actions of $202 was recognized in Other current liabilities, which will be substantially paid in 2014. Additional charges related to the completion of this plan are expected to be immaterial.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Europe Welding Plans:
During 2013, the Company initiated a rationalization plan within the Europe Welding segment to consolidate certain consumable manufacturing operations. During the three months ended March 31, 2014, the Company recorded net charges of $137, which primarily represents employee severance and other related costs. At March 31, 2014, a liability relating to these actions of $157 was recognized in Other current liabilities. The Company expects additional charges up to $140 to be recorded related to the completion of these activities.
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the three months ended March 31, 2014, the Company recorded net gains of $98 related to these activities.  At March 31, 2014, a liability relating to these actions of $149 was recognized in Other current liabilities, which will be substantially paid in 2014.  Additional charges related to the completion of this plan are expected to be immaterial.
Asia Pacific Welding Plans:
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment include the rationalization of its Australian manufacturing operations and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the three months ended March 31, 2014, the Company recorded net charges of $7, related to these actions. At March 31, 2014, a liability relating to these actions of $349 was recognized in Other current liabilities, which will be substantially paid in 2014.  Additional charges related to the completion of this plan are expected to be immaterial.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.
The following tables summarize the activity related to the rationalization liabilities by segment for the three months ended March 31, 2014:

	North America Welding	Europe Welding	Asia Pacific Welding	Consolidated
Balance, December 31, 2013	$466	$2,435	$375	$3,276
Payments and other adjustments	(217)	(2,175)	(45)	(2,437)
Charged (credited) to expense	(47)	46	19	18
Balance, March 31, 2014	$202	$306	$349	$857

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM
As of March 31, 2014, the Company had a share repurchase program for up to 45 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three month period ended March 31, 2014, the Company purchased an aggregate of 686,392 common shares in the open market under this program.  As of March 31, 2014, there remained 14,984,367 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive (loss) income before reclassification	(710)		—		(13,039)	[3]	(13,749)
Amounts reclassified from AOCI	289	[1]	2,544	[2]	—		2,833
Net current-period other comprehensive (loss) income	(421)		2,544		(13,039)		(10,916)
Balance at March 31, 2014	$(52)		$(158,149)		$(4,656)		$(162,857)

	Three months ended March 31, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive (loss) income before reclassification	1,082		—		(14,352)	[3]	(13,270)
Amounts reclassified from AOCI	(480)	[1]	5,105	[2]	—		4,625
Net current-period other comprehensive (loss) income	602		5,105		(14,352)		(8,645)
Balance at March 31, 2013	$682		$(256,739)		$12,012		$(244,045)

1
During the 2014 period, this AOCI reclassification is a component of Net sales of $132 (net of tax of $20) and Cost of goods sold of $157 (net of tax of $86); during the 2013 period, the reclassification is a component of Net sales of $101 (net of tax of $141) and Cost of goods sold of $(581) (net of tax of $298). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,838 and $3,068 during the three months ended March 31, 2014 and 2013, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $681 and $113 attributable to Non-controlling interests in the three months ended March 31, 2014 and 2013, respectively. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — EQUITY
Changes in equity for the three months ended March 31, 2014 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$1,526,602	$4,086	$1,530,688
Comprehensive income:
Net income	56,453	(29)	56,424
Other comprehensive (loss) income	(10,916)	681	(10,235)
Total comprehensive income	45,537	652	46,189

Cash dividends declared - $0.23 per share	(18,501)	—	(18,501)
Issuance of shares under benefit plans	7,024	—	7,024
Purchase of shares for treasury	(51,021)	—	(51,021)
Transactions with non-controlling interests	(1,484)	(782)	(2,266)
Balance, March 31, 2014	$1,508,157	$3,956	$1,512,113
Changes in equity for the three months ended March 31, 2013 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$1,342,373	$15,948	$1,358,321
Comprehensive income:
Net income	66,806	37	66,843
Other comprehensive (loss) income	(8,645)	113	(8,532)
Total comprehensive income	58,161	150	58,311

Cash dividends declared - $0.20 per share	(16,590)	—	(16,590)
Issuance of shares under benefit plans	16,283	—	16,283
Purchase of shares for treasury	(12,780)	—	(12,780)
Balance, March 31, 2013	$1,387,447	$16,098	$1,403,545

NOTE 10 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $71,946 and $70,882 at March 31, 2014 and December 31, 2013, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — ACCRUED EMPLOYEE BONUS
Other current liabilities at March 31, 2014 and 2013 include accruals for year-end bonuses and related payroll taxes of $33,729 and $39,174, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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
The Company’s accrual for contingent liabilities was $2,626 as of March 31, 2014 and $2,735 as of December 31, 2013.  The accrual is included in Other current liabilities.
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
The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$15,180	$15,304
Accruals for warranties	3,198	2,721
Settlements	(2,904)	(3,301)
Foreign currency translation	(44)	(69)
Balance at end of period	$15,430	$14,655

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DEBT
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$5,063	$5,675
Interest cost	10,662	9,390
Expected return on plan assets	(17,021)	(15,404)
Amortization of prior service cost	(155)	(153)
Amortization of net loss	4,222	8,111
Defined benefit plans	2,771	7,619
Multi-employer plans	264	239
Defined contribution plans	2,834	2,589
Total pension cost	$5,869	$10,447
The Company voluntarily contributed $20,000 to its defined benefit plans in the United States during the three months ended March 31, 2014. The amortization of net loss decreased due to greater actuarial gains during 2013, attributable to a higher discount rate and higher actual return on plan assets compared with the expected return on assets.

NOTE 16 — INCOME TAXES
The Company recognized $26,002 of tax expense on pre-tax income of $82,426, resulting in an effective income tax rate of 31.5% for the three months ended March 31, 2014.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, U.S. tax deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 26.3% for the three months ended March 31, 2013 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized, U.S. tax credits and deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
As of March 31, 2014, the Company had $22,440 of unrecognized tax benefits.  If recognized, approximately $12,574 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.  The Company is currently subject to various U.S. state audits, an Indian tax audit for 2012 and an Indonesian tax audit for 2003 and 2005-2007.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $4,504 in prior years’ unrecognized tax benefits by the end of the first quarter 2015.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $56,623 plus approximately $15,422 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset valued at $80,979 as of March 31, 2014.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.
The Company believes it will prevail on the merits of the tax position.  In accordance with prescribed recognition and measurement thresholds, no income tax accrual has been made for any uncertain tax positions related to the CRA reassessment.  An unfavorable resolution of this matter could have a material effect on the Company’s financial statements in the period in which a judgment is reached.

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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the three months ended March 31, 2014 and 2013.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2014.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $32,639 and $36,880 at March 31, 2014 and December 31, 2013, respectively. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $199,307 and $186,158 at March 31, 2014 and December 31, 2013, respectively.  The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of 315,000 troy ounces and 375,000 pounds, respectively, at March 31, 2014.  The notional amount of short-term silver and copper forward contracts was 290,000 troy ounces and 375,000 pounds, respectively, at December 31, 2013.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	March 31, 2014		December 31, 2013
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$268	$360	$706	$219
Not designated as hedging instruments:
Foreign exchange contracts	1,204	1,448	766	228
Commodity contracts	358	13	262	47
Total derivatives	$1,830	$1,821	$1,734	$494
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three month periods ended March 31, 2014 and 2013 consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2014	2013
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$39	$(398)
Commodity contracts	Cost of goods sold	4	606
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2014	December 31, 2013
Foreign exchange contracts	$(52)	$369

		Three Months Ended March 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2014	2013
Foreign exchange contracts	Sales	$132	$101
	Cost of goods sold	157	581
The Company expects a loss of $52 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3                   Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of March 31, 2014, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,472	$—	$1,472	$—
Commodity contracts	358	—	358	—
Total assets	$1,830	$—	$1,830	$—

Liabilities:
Foreign exchange contracts	$1,808	$—	$1,808	$—
Commodity contracts	13	—	13	—
Contingent consideration	5,502	—	—	5,502
Forward contract	18,925	—	—	18,925
Deferred compensation	22,018	—	22,018	—
Total liabilities	$48,266	$—	$23,839	$24,427

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2013, measured at fair value on a recurring basis:

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the three months ended March 31, 2014, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $5,502 as of March 31, 2014, which reflects a $127 increase in the liability from December 31, 2013.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the contract at a fair value of $18,925 as of March 31, 2014, which reflects a $957 increase in the liability from the valuation date. The change in liability is recognized in interest expense in the three months ended March 31, 2014. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate. The present value calculations utilized discount rates of 3.5% reflective of the Company's cost of debt and 15.9% as a risk adjusted cost of capital and annual earnings before interest and taxes with growth rates ranging from 10.6% to 16.8%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both March 31, 2014 and December 31, 2013.  The fair value of long-term debt at March 31, 2014 and December 31, 2013, including the current portion, was approximately $2,977 and $4,212, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $3,069 and $4,506, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$685,062	100.0%	$718,573	100.0%	$(33,511)	(4.7%)
Cost of goods sold	458,726	67.0%	492,001	68.5%	(33,275)	(6.8%)
Gross profit	226,336	33.0%	226,572	31.5%	(236)	(0.1%)
Selling, general & administrative expenses	145,915	21.3%	136,891	19.1%	9,024	6.6%
Rationalization and asset impairment (gains) charges	(17)	—	1,051	0.1%	(1,068)	(101.6%)
Operating income	80,438	11.7%	88,630	12.3%	(8,192)	(9.2%)
Interest income	914	0.1%	1,026	0.1%	(112)	(10.9%)
Equity earnings in affiliates	1,561	0.2%	1,259	0.2%	302	24.0%
Other income	1,083	0.2%	714	0.1%	369	51.7%
Interest expense	(1,570)	(0.2%)	(950)	(0.1%)	(620)	(65.3%)
Income before income taxes	82,426	12.0%	90,679	12.6%	(8,253)	(9.1%)
Income taxes	26,002	3.8%	23,836	3.3%	2,166	9.1%
Net income including non-controlling interests	56,424	8.2%	66,843	9.3%	(10,419)	(15.6%)
Non-controlling interests in subsidiaries’ (loss) earnings	(29)	—	37	—	(66)	(178.4%)
Net income	$56,453	8.2%	$66,806	9.3%	$(10,353)	(15.5%)
Net Sales:  Net sales for the three months ended March 31, 2014 decreased 4.7% from the comparable period in 2013.  The sales decrease reflects volume decreases of 5.0%, price increases of 0.4%, increases from acquisitions of 1.1% and unfavorable impacts from foreign exchange of 1.2%.  Sales volumes decreased as a result of soft demand in both domestic and international markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela offset by pricing declines in The Harris Products Group segment due to significant decreases in the costs of silver and copper.

Gross Profit:  Gross profit decreased 0.1% to $226,336 for the three months ended March 31, 2014 compared with $226,572 in the comparable period in 2013.  As a percentage of Net sales, Gross profit increased to 33.0% in the three months ended March 31, 2014 from 31.5% in the comparable period in 2013.  The increase was the result of geographic mix and pricing stability in the wake of lower year over year input costs. The prior year period includes incremental costs of $1,579 due to the devaluation of the Venezuelan currency. Foreign currency exchange rates had a $3,076 unfavorable translation impact in the three months ended March 31, 2014.
Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $9,024, or 6.6%, in the three months ended March 31, 2014 compared with the comparable period in 2013.  As a percentage of Net sales, SG&A expenses were 21.3% and 19.1% in the three months ended March 31, 2014 and 2013, respectively.  The increase in SG&A expenses was predominantly due to higher foreign exchange transaction losses of $9,674, which includes a charge of $17,665 in the current period relating to a Venezuelan remeasurement loss compared with a charge of $8,081 in the prior year period due to the devaluation of the Venezuelan currency, higher general and administrative spending of $2,835 primarily related to additional employee compensation costs and increased SG&A expenses from acquisitions of $2,045, partially offset by lower bonus expense of $2,505, lower U.S. retirement costs of $1,919 and lower foreign currency translation of $1,662.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,561 in the three months ended March 31, 2014 compared with earnings of $1,259 in the comparable period in 2013.  The increase was due to an increase in earnings in Turkey and Chile.
Interest Expense:  Interest expense increased to $1,570 in the three months ended March 31, 2014 from $950 in the comparable period in 2013. The increase was due to the accretion of interest expense from a liability to acquire additional ownership in a majority owned subsidiary.
Income Taxes:  The Company recognized $26,002 of tax expense on pre-tax income of $82,426, resulting in an effective income tax rate of 31.5% for the three months ended March 31, 2014 compared with an effective income tax rate of 26.3% for the three months ended March 31, 2013. The effective income tax rate was higher in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the effect on the prior year rate from the reversal of a valuation allowance on deferred tax assets more-likely-than-not to be realized and the 2012 U.S. research and development credit that was recognized in the first quarter 2013.
Net Income:  Net income for the three months ended March 31, 2014 was $56,453 compared with Net income of $66,806 in the three months ended March 31, 2013.  Diluted earnings per share for the three months ended March 31, 2014 was $0.69 compared with $0.80 in the comparable period in 2013.  Foreign currency exchange rate movements had an unfavorable translation effect of $863 on Net income for the three months ended March 31, 2014.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2014:

		Change in Net Sales due to:
	Net Sales 2013	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2014
Operating Segments
North America Welding	$419,554	$(23,410)	$7,869	$1,240	$(3,347)	$401,906
Europe Welding	110,491	(5,487)	—	(1,550)	1,952	105,406
Asia Pacific Welding	70,039	(5,386)	—	(325)	(3,042)	61,286
South America Welding	36,374	(2,026)	—	12,807	(3,162)	43,993
The Harris Products Group	82,115	400	—	(9,204)	(840)	72,471
Consolidated	$718,573	$(35,909)	$7,869	$2,968	$(8,439)	$685,062
% Change
North America Welding		(5.6%)	1.9%	0.3%	(0.8%)	(4.2%)
Europe Welding		(5.0%)	—	(1.4%)	1.8%	(4.6%)
Asia Pacific Welding		(7.7%)	—	(0.5%)	(4.3%)	(12.5%)
South America Welding		(5.6%)	—	35.2%	(8.7%)	20.9%
The Harris Products Group		0.5%	—	(11.2%)	(1.0%)	(11.7%)
Consolidated		(5.0%)	1.1%	0.4%	(1.2%)	(4.7%)

Net sales volumes for the three months ended March 31, 2014 decreased for all operating segments except for The Harris Products Group segment, as a result of soft demand in both domestic and international markets.  Net sales volumes in The Harris Products Group segment increased as a result of improved sales volumes on consumables. Product pricing in the North America Welding segment increased slightly due to the realization of price increases. Product pricing in the Europe Welding segment decreased due to declining raw material costs. Product pricing decreased for the Asia Pacific Welding segment due to lower raw material costs and competitive pricing conditions. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela, and pricing increases in Brazil.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Robolution GmbH ("Robolution") in November 2013 and Burlington Automation Corporation ("Burlington") in November 2013 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Europe Welding segment, decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended March 31, 2014 by segment compared with the comparable period in 2013:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
North America Welding:
Net sales	$401,906	$419,554	(17,648)	(4.2%)
Inter-segment sales	32,943	28,985	3,958	13.7%
Total Sales	$434,849	$448,539	(13,690)	(3.1%)

EBIT, as adjusted	$71,364	$76,660	(5,296)	(6.9%)
As a percent of total sales	16.4%	17.1%		(0.7%)

Europe Welding:
Net sales	$105,406	$110,491	(5,085)	(4.6%)
Inter-segment sales	5,860	4,279	1,581	36.9%
Total Sales	$111,266	$114,770	(3,504)	(3.1%)

EBIT, as adjusted	$9,292	$10,701	(1,409)	(13.2%)
As a percent of total sales	8.4%	9.3%		(0.9%)

Asia Pacific Welding:
Net sales	$61,286	$70,039	(8,753)	(12.5%)
Inter-segment sales	4,449	4,384	65	1.5%
Total Sales	$65,735	$74,423	(8,688)	(11.7%)

EBIT, as adjusted	$(640)	$2,293	(2,933)	(127.9%)
As a percent of total sales	(1.0%)	3.1%		(4.1%)

South America Welding:
Net sales	$43,993	$36,374	7,619	20.9%
Inter-segment sales	29	20	9	45.0%
Total Sales	$44,022	$36,394	7,628	21.0%

EBIT, as adjusted	$11,765	$5,112	6,653	130.1%
As a percent of total sales	26.7%	14.0%		12.7%

The Harris Products Group:
Net sales	$72,471	$82,115	(9,644)	(11.7%)
Inter-segment sales	2,118	2,224	(106)	(4.8%)
Total Sales	$74,589	$84,339	(9,750)	(11.6%)

EBIT, as adjusted	$6,058	$7,151	(1,093)	(15.3%)
As a percent of total sales	8.1%	8.5%		(0.4%)
EBIT, as adjusted as a percent of total sales decreased for the North America Welding segment in the three months ended March 31, 2014 as compared with the same period of the prior year primarily due to volume decreases of 5.6%. The decrease in the Europe Welding segment is primarily due to volume decreases of 5.0% and higher SG&A expenses.  The Asia Pacific Welding segment decrease is due to lower profitability in China due to weaker demand and higher SG&A expenses.  The South America Welding segment increase is a result of pricing increases as a result of the highly inflationary economy in Venezuela.  The Harris Products Group segment decrease is primarily a result of lower commodity prices leading to lower margins.

In the three months ended March 31, 2014, special items include net gains of $47 and $9 in the North America Welding and Asia Pacific Welding segments, respectively, and a net charge of $39 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent a charge of $17,665, relating to a Venezuelan remeasurement loss.
In the three months ended March 31, 2013, special items include net charges of $860 and $197 in the North America Welding and Asia Pacific Welding segments, respectively, and a net gain of $6 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special items represent charges of $9,660, relating to the devaluation of the Venezuelan currency.

Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted net income and Adjusted diluted earnings per share, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance.  These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results.  Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended March 31,
	2014	2013
Operating income as reported	$80,438	$88,630
Special items (pre-tax):
Rationalization and asset impairment (gains) charges	(17)	1,051
Venezuela foreign exchange losses	17,665	9,660
Adjusted operating income	$98,086	$99,341
Special items included in Operating income during the three month period ended March 31, 2014 include net rationalization and asset impairment gains of $17 related to employee severance and other costs associated with the consolidation of manufacturing operations and a charge of $17,665 relating to a Venezuelan remeasurement loss.
Special items included in Operating income during the three month period ended March 31, 2013 include net rationalization and asset impairment charges of $1,051, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and charges of $9,660 related to the devaluation of the Venezuelan currency.
The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Net income as reported	$56,453	$66,806
Special items (after-tax):
Rationalization and asset impairment (gains) charges	(7)	673
Venezuela foreign exchange losses	17,665	9,660
Adjusted net income	$74,111	$77,139

Diluted earnings per share as reported	$0.69	$0.80
Special items	0.22	0.12
Adjusted diluted earnings per share	$0.91	$0.92
Special items included in Net income during the three month period ended March 31, 2014 include net rationalization and asset impairment gains of $7 related to employee severance and other costs associated with the consolidation of manufacturing operations and a charge of $17,665 relating to a Venezuelan remeasurement loss.

Special items included in Net income during the three month period ended March 31, 2013 include net rationalization and asset impairment charges of $673, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and charges of $9,660 related to the devaluation of the Venezuelan currency.

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
The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2014	2013	Change
Cash provided (used) by operating activities	$13,631	$(20,148)	$33,779
Cash used by investing activities	(13,759)	(15,582)	1,823
Capital expenditures	(14,506)	(15,138)	632
Acquisition of businesses, net of cash acquired	(892)	(549)	(343)
Proceeds from sale of property, plant and equipment	1,066	105	961
Other investing activities	573	—	573
Cash used by financing activities	(75,422)	(625)	(74,797)
Payments on short-term borrowings, net	(6,621)	(1,345)	(5,276)
Payments on long-term borrowings, net	(1,435)	(147)	(1,288)
Proceeds from exercise of stock options	2,956	9,658	(6,702)
Excess tax benefits from stock-based compensation	1,652	3,989	(2,337)
Purchase of shares for treasury	(51,021)	(12,780)	(38,241)
Cash dividends paid to shareholders	(18,623)	—	(18,623)
Transactions with non-controlling interests	(2,330)	—	(2,330)
Decrease in Cash and cash equivalents	(94,438)	(38,009)
Cash and cash equivalents decreased 31.5% or $94,438 during the three months ended March 31, 2014 to $205,387 from $299,825 as of December 31, 2013.  This decrease was predominantly due to capital expenditures of $14,506, payments on short-term borrowings of $6,621, purchase of treasury stock of $51,021 and cash dividends paid to shareholders of $18,623. The decrease in Cash and cash equivalents during the three months ended March 31, 2014 compares to a decrease of 13.3% or $38,009 to $248,455 during the three months ended March 31, 2013.
Cash provided by operating activities increased by $33,779 for the three months ended March 31, 2014, compared with the three months ended March 31, 2013.  The increase was predominantly due to a decrease in pension contributions and payments of $33,240. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 20.8% at March 31, 2014 compared with 17.6% at December 31, 2013 and 20.3% at March 31, 2013.  Days sales in inventory increased to 99.3 days at March 31, 2014 from 93.2 days at December 31, 2013 and 94.6 days at March 31, 2013.  Accounts receivable days increased to 56.1 days at March 31, 2014 from 50.3 days at December 31, 2013 and decreased from 56.4 at March 31, 2013.  Average days in accounts payable decreased to 44.1 days at March 31, 2014 from 45.5 days at December 31, 2013 and remained consistent with 44.1 days at March 31, 2013.

Cash used by investing activities decreased by $1,823 for the three months ended March 31, 2014, compared with the three months ended March 31, 2013.  The decrease is predominantly due to a decrease in capital expenditures of $632 and an increase in proceeds from property, plant and equipment of $961. The Company currently anticipates capital expenditures of $60,000 to $80,000 in 2014.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities increased by $74,797 to $75,422 in the three months ended March 31, 2014, compared with the three months ended March 31, 2013.  The increase was predominantly due to higher net payments of short-term borrowings of $5,276, higher cash dividends paid to shareholders of $18,623 and higher purchases of common shares for treasury of $38,241.
The Company’s debt levels decreased from $19,087 at December 31, 2013 to $9,981 at March 31, 2014.  Debt to total invested capital decreased to 0.7% at March 31, 2014 from 1.2% at December 31, 2013.
In April 2014, the Company paid a cash dividend of $0.23 per share, or $18,497 to shareholders of record on March 31, 2014.
Canada — Notice of Reassessment
As discussed in Note 16 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the CRA for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $56,623 plus approximately $15,422 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made in 2012 and is recorded as a non-current asset as of March 31, 2014.  Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.
Venezuela — Highly Inflationary Economy
Venezuela is a highly inflationary economy under GAAP.  As a result, the financial statements of the Company’s Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation have been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities are reflected in current earnings.  On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the official rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. During the three months ended March 31, 2013, the devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $1,579 due to the liquidation of inventory valued at the historical exchange rate.
In January 2014, the Venezuela government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD I rate") as opposed to the official rate. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuates daily and is significantly higher than both the official rate and the SICAD I rate.
While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate is the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. This determination was made as a result of the Company's assertion as of March 31, 2014 that any future remittances for dividend payments could be transacted at the SICAD I rate. As of March 31, 2014, the SICAD I rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665, which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company expects higher Cost of goods sold of $3,468 during the second quarter of 2014, due to the liquidation of inventory valued at the historical exchange rate. As previously discussed, the SICAD I rate is determined by periodic auctions and therefore the rate is likely to fluctuate in future periods which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position.

At March 31, 2014, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SICAD I rate include $9,472 for dividend payments, of which $4,919 have been outstanding for more than a year, and $9,235 to be paid at the official rate, of which $3,633 have been outstanding for more than a year. In the first quarter 2014, the Company converted an insignificant amount of bolivars to U.S. dollars under any of the exchange mechanisms.
In the first quarter 2014, the Company’s Venezuela operations contributed $24,188 to Net sales for the Company. Net income for the quarter included a loss of $6,511, or $(0.08) per diluted share from Venezuela. Adjusted net income for the quarter included $11,154, or $0.14 per diluted share, from Venezuela. Future impacts to earnings will be dependent upon several factors including, the effect on earnings resulting from translating financial results at a rate other than the official rate, additional remeasurement losses or gains resulting from the fluctuation of the SICAD I rate or the movement to another rate for remeasurement purposes, the amount of monetary assets and liabilities included in the Company’s Venezuela operation’s balance sheet and potential compression to profit margins as a result of changes in raw material sourcing.  The bolivar-denominated monetary net asset position was $25,294 at March 31, 2014, including $23,936 of cash and cash equivalents and $38,633 at December 31, 2013, including $50,642 of cash and cash equivalents.
The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  If in the future the Company were to convert bolivars at a rate other than the SICAD I rate or exchange rates are revised, the Company may realize a loss to earnings.  For example, a future devaluation in the Venezuelan currency to the SICAD II rate, which was 49.8 as of March 31, 2014, would result in the Company realizing additional charges of approximately $6,000 to Cost of goods sold based on current inventory levels and $20,000 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position. Further, in January 2014, the Venezuelan government also enacted the "Fair Prices Law" limiting prices and establishing a maximum profit margin on goods and services which could further impact future earnings. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal productions levels in Venezuela.

New Accounting Pronouncements
Refer to Note 3 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions
During 2014, the Company acquired the remaining interest in its majority-owned joint venture, Harris Soldas Especiais S.A. The purchase price was not material.
During November 2013, the Company completed the acquisition of Robolution.  Robolution, based outside of Frankfurt, Germany, is a leading European provider of robotic arc welding systems. The acquisition added to the Company's growing automation business and will enable the Company to support automation customers across three continents.
During November 2013, the Company acquired an ownership interest in Burlington. Burlington, based in Hamilton, Ontario, Canada, is a leader in the design and manufacture of 3D robotic plasma cutting systems whose products are sold under the brand name Python X®. The acquisition broadens the Company's portfolio of automated cutting and welding process solutions.
Combined revenues for Robolution and Burlington in 2013 were approximately $35,000. The Company acquired Robolution and Burlington for approximately $54,261 in cash, net of cash acquired, and assumed debt and a $18,943 liability to acquire the remaining financial interest in Burlington. The fair value of net assets acquired was $30,531, resulting in goodwill of $42,673. The purchase price allocations are preliminary and subject to final opening balance sheet adjustments. In addition, during 2013 the Company acquired a greater interest in its majority-owned joint venture, Lincoln Electric Heli (Zhengzhou) Welding Materials Company Ltd. The purchase price was not material.
Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

Debt
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; interest rates; currency exchange rates and devaluations, including in highly inflationary countries such as Venezuela; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2013.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At March 31, 2014, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 14,543 plaintiffs, which is a net decrease of 58 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 41,939 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 643 were decided in favor of the Company following summary judgment motions.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2014 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2014	188,400		$70.46	188,400	15,482,359
February 1 - 28, 2014	223,068	(1)	70.65	221,400	15,260,959
March 1 - 31, 2014	298,370	(1)	73.69	276,592	14,984,367
Total	709,838		71.88	686,392

1
The above share repurchases include the surrender of 1,668 and 21,778 shares of the Company's common shares in connection with the exercise of stock options and vesting of restricted awards in February and March, respectively.

2
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 30,015,633 shares at a total cost of $644.1 million for a weighted average cost of $21.46 per share through March 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Vincent K. Petrella
Vincent K. Petrella
Executive Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)
April 25, 2014