Form 10-Q
period 2014-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2014-07-28
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2014 was 79,466,202.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3. Quantitative and Qualitative Disclosures About Market Risk		33
Item 4. Controls and Procedures		33

PART II. OTHER INFORMATION		34
Item 1. Legal Proceedings		34
Item 1A. Risk Factors		34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		34
Item 4. Mine Safety Disclosures		35
Item 6. Exhibits		35
Signatures		36
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$728,531	$727,432	$1,413,593	$1,446,005
Cost of goods sold	478,264	487,094	936,990	979,095
Gross profit	250,267	240,338	476,603	466,910
Selling, general & administrative expenses	137,156	135,215	283,071	272,106
Rationalization and asset impairment charges	836	851	819	1,902
Operating income	112,275	104,272	192,713	192,902

Other income (expense):
Interest income	924	890	1,838	1,916
Equity earnings in affiliates	1,575	1,258	3,136	2,517
Other income	1,078	913	2,161	1,627
Interest expense	(986)	(799)	(2,556)	(1,749)
Total other income	2,591	2,262	4,579	4,311
Income before income taxes	114,866	106,534	197,292	197,213
Income taxes	37,577	34,007	63,579	57,843
Net income including non-controlling interests	77,289	72,527	133,713	139,370
Non-controlling interests in subsidiaries’ loss	(43)	(79)	(72)	(42)
Net income	$77,332	$72,606	$133,785	$139,412

Basic earnings per share	$0.97	$0.88	$1.67	$1.69
Diluted earnings per share	$0.96	$0.87	$1.65	$1.67
Cash dividends declared per share	$0.23	$0.20	$0.46	$0.40

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income including non-controlling interests	$77,289	$72,527	$133,713	$139,370
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of $90 and $184 in the three and six months ended June 30, 2014; $(217) and $(331) in the three and six months ended June 30, 2013	(176)	(15)	(597)	587
Defined benefit pension plan activity, net of tax of $1,423 and $3,261 in the three and six months ended June 30, 2014; $3,114 and $6,182 in the three and six months ended June 30, 2013	2,536	4,972	5,080	10,077
Currency translation adjustment	12,130	(20,861)	(228)	(35,100)
Other comprehensive income (loss):	14,490	(15,904)	4,255	(24,436)
Comprehensive income	91,779	56,623	137,968	114,934
Comprehensive (loss) income attributable to non-controlling interests	(19)	(241)	633	(91)
Comprehensive income attributable to shareholders	$91,798	$56,864	$137,335	$115,025

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2014	December 31, 2013
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$204,285	$299,825
Accounts receivable (less allowance for doubtful accounts of $8,598 in 2014; $8,398 in 2013)	407,223	367,134
Inventories:
Raw materials	105,733	112,478
Work-in-process	42,756	38,963
Finished goods	219,538	198,522
Total inventory	368,027	349,963
Other current assets	126,204	113,853
Total Current Assets	1,105,739	1,130,775

Property, Plant and Equipment
Land	48,861	48,369
Buildings	371,828	373,373
Machinery and equipment	735,424	723,715
	1,156,113	1,145,457
Less accumulated depreciation	674,252	661,452
Property, Plant and Equipment, Net	481,861	484,005
Non-current assets	557,239	537,087
TOTAL ASSETS	$2,144,839	$2,151,867

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$4,996	$14,581
Trade accounts payable	196,929	212,799
Other current liabilities	260,652	228,822
Current portion of long-term debt	1,912	715
Total Current Liabilities	464,489	456,917

Long-Term Liabilities
Long-term debt, less current portion	1,159	3,791
Accrued pensions	22,901	26,999
Other long-term liabilities	134,817	133,472
Total Long-Term Liabilities	158,877	164,262

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	248,499	240,519
Retained earnings	2,005,468	1,908,462
Accumulated other comprehensive loss	(148,391)	(151,941)
Treasury shares	(597,898)	(480,296)
Total Shareholders’ Equity	1,517,536	1,526,602
Non-controlling interests	3,937	4,086
Total Equity	1,521,473	1,530,688

TOTAL LIABILITIES AND EQUITY	$2,144,839	$2,151,867

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,785	$139,412
Non-controlling interests in subsidiaries’ loss	(72)	(42)
Net income including non-controlling interests	133,713	139,370
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	859	354
Depreciation and amortization	35,900	34,555
Equity earnings in affiliates, net	(1,497)	(882)
Deferred income taxes	(326)	19,704
Stock-based compensation	4,585	4,979
Pension expense	5,476	14,935
Pension contributions and payments	(24,164)	(81,351)
Foreign exchange loss (gain)	21,157	(1,362)
Other, net	(4,757)	1,015
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(43,341)	(43,367)
Increase in inventories	(17,455)	(12,308)
(Increase) decrease in other current assets	(15,847)	6,209
Decrease in trade accounts payable	(15,449)	(11,840)
Increase in other current liabilities	43,227	19,412
Net change in other long-term assets and liabilities	(3,476)	(2,372)
NET CASH PROVIDED BY OPERATING ACTIVITIES	118,605	87,051

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,947)	(31,048)
Acquisition of businesses, net of cash acquired	(892)	(4,676)
Proceeds from sale of property, plant and equipment	5,509	592
Other investing activities	778	(4,217)
NET CASH USED BY INVESTING ACTIVITIES	(34,552)	(39,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,151	514
Payments on short-term borrowings	(9,914)	(1,653)
Amounts due banks, net	71	(1,392)
Proceeds from long-term borrowings	57	—
Payments on long-term borrowings	(1,508)	(224)
Proceeds from exercise of stock options	4,010	13,204
Excess tax benefits from stock-based compensation	2,478	5,465
Purchase of shares for treasury	(119,333)	(69,677)
Cash dividends paid to shareholders	(37,119)	(16,580)
Transactions with non-controlling interests	(2,330)	(2,809)
NET CASH USED BY FINANCING ACTIVITIES	(162,437)	(73,152)

Effect of exchange rate changes on Cash and cash equivalents	(17,156)	(4,625)
DECREASE IN CASH AND CASH EQUIVALENTS	(95,540)	(30,075)

Cash and cash equivalents at beginning of period	299,825	286,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$204,285	$256,389

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
As of March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD I rate as future remittances for dividend payments could be transacted at the SICAD I rate. As of March 31, 2014, the SICAD I rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014 related to the adoption of the SICAD I rate. The SICAD I rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of June 30, 2014, the SICAD I rate was 10.6 bolivars to the U.S dollar.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $23,973 at June 30, 2014, including $16,028 of cash and cash equivalents and $38,633 at December 31, 2013, including $50,642 of cash and cash equivalents.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$77,332	$72,606	$133,785	$139,412
Denominator:
Basic weighted average shares outstanding	79,873	82,419	80,260	82,569
Effect of dilutive securities - Stock options and awards	900	992	934	1,037
Diluted weighted average shares outstanding	80,773	83,411	81,194	83,606
Basic earnings per share	$0.97	$0.88	$1.67	$1.69
Diluted earnings per share	$0.96	$0.87	$1.65	$1.67
For the three months ended June 30, 2014 and 2013, common shares subject to equity-based awards of 261,725 and 418,407, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2014 and 2013, common shares subject to equity-based awards of 263,363 and 420,770, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
New Accounting Standards Yet to Be Adopted:
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)." ASU 2014-12 requires a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company's financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The amendment is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company's financial statements.

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
Combined revenues for Robolution and Burlington in 2013 were approximately $35,000. The Company acquired Robolution and Burlington for approximately $54,261 in cash, net of cash acquired, and assumed debt and an $18,943 liability to acquire the remaining financial interest in Burlington. The fair value of net assets acquired was $30,310, resulting in goodwill of $42,894. The purchase price allocations are preliminary and subject to final opening balance sheet adjustments. In addition, during 2013 the Company acquired a greater interest in its majority-owned joint venture, Lincoln Electric Heli (Zhengzhou) Welding Materials Company Ltd. The purchase price was not material.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended June 30, 2014
Net sales	$429,490	$115,574	$66,997	$39,051	$77,419	$—	$728,531
Inter-segment sales	33,360	5,494	3,600	35	2,262	(44,751)	—
Total	$462,850	$121,068	$70,597	$39,086	$79,681	$(44,751)	$728,531

EBIT, as adjusted	$91,195	$14,899	$365	$4,995	$7,178	$600	$119,232
Special items (gain) charge	(21)	965	(108)	3,468	—	—	4,304
EBIT	$91,216	$13,934	$473	$1,527	$7,178	$600	$114,928
Interest income							924
Interest expense							(986)
Income before income taxes							$114,866

Three Months Ended June 30, 2013
Net sales	$419,069	$108,661	$69,239	$44,503	$85,960	$—	$727,432
Inter-segment sales	35,529	4,330	4,374	51	2,674	(46,958)	—
Total	$454,598	$112,991	$73,613	$44,554	$88,634	$(46,958)	$727,432

EBIT, as adjusted	$82,777	$9,532	$653	$11,065	$7,343	$(1,538)	$109,832
Special items (gain) charge	266	75	510	2,538	—	—	3,389
EBIT	$82,511	$9,457	$143	$8,527	$7,343	$(1,538)	$106,443
Interest income							890
Interest expense							(799)
Income before income taxes							$106,534

Six Months Ended June 30, 2014
Net sales	$831,396	$220,980	$128,283	$83,044	$149,890	$—	$1,413,593
Inter-segment sales	66,303	11,354	8,049	64	4,380	(90,150)	—
Total	$897,699	$232,334	$136,332	$83,108	$154,270	$(90,150)	$1,413,593

EBIT, as adjusted	$162,559	$24,191	$(275)	$16,760	$13,236	$3,491	$219,962
Special items (gain) charge	(68)	1,004	(117)	21,133	—	—	21,952
EBIT	$162,627	$23,187	$(158)	$(4,373)	$13,236	$3,491	$198,010
Interest income							1,838
Interest expense							(2,556)
Income before income taxes							$197,292

Total assets	$1,150,833	$418,283	$319,965	$149,430	$172,781	$(66,453)	$2,144,839

Six months ended June 30, 2013
Net sales	$838,623	$219,152	$139,278	$80,877	$168,075	$—	$1,446,005
Inter-segment sales	64,514	8,609	8,758	71	4,898	(86,850)	—
Total	$903,137	$227,761	$148,036	$80,948	$172,973	$(86,850)	$1,446,005

EBIT, as adjusted	$159,437	$20,233	$2,946	$16,177	$14,494	$(2,141)	$211,146
Special items (gain) charge	1,126	69	707	12,198	—	—	14,100
EBIT	$158,311	$20,164	$2,239	$3,979	$14,494	$(2,141)	$197,046
Interest income							1,916
Interest expense							(1,749)
Income before income taxes							$197,213

Total assets	$1,000,724	$446,142	$339,657	$124,841	$187,475	$(38,722)	$2,060,117

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the second quarter 2014, special items include net gains of $21 and $108 in the North America Welding and Asia Pacific Welding segments, respectively, and a net charge of $965 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special items represent Venezuelan foreign exchange remeasurement losses of $3,468, related to the adoption of a new foreign exchange mechanism in the first quarter.
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
In the six months ended June 30, 2014, special items include net gains of $68 and $117 in the North America Welding and Asia Pacific Welding segments, respectively, and a net charge of $1,004 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent Venezuelan foreign exchange remeasurement losses of $21,133, related to the adoption of a new foreign exchange mechanism in the first quarter.
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

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded net rationalization charges of $819 for the six months ended June 30, 2014. The net charges include $729 primarily related to employee severance and $125 in asset impairments, offset by gains of $35 related to the sale and disposal of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  During the six months ended June 30, 2014, the Company recorded gains of $68 related to these actions. At June 30, 2014, a liability relating to these actions of $53 was recognized in Other current liabilities, which will be substantially paid in 2014. Additional charges related to the completion of this plan are expected to be immaterial.
Europe Welding Plans:
During 2014, the Company initiated a rationalization plan within the Europe Welding segment. The plan includes headcount restructuring to better align the cost structure with current economic conditions and operating needs. During the six months ended June 30, 2014, the Company recorded charges of $849, which represent employee severance costs. At June 30, 2014, a liability relating to these actions of $749 was recognized in Other current liabilities. The Company expects additional charges up to $270 to be recorded related to the completion of these activities.
During 2013, the Company initiated a rationalization plan within the Europe Welding segment to consolidate certain consumable manufacturing operations. During the six months ended June 30, 2014, the Company recorded net charges of $253, which primarily represents employee severance and other related costs. At June 30, 2014, a liability relating to these actions of $88 was recognized in Other current liabilities. Additional charges related to the completion of this plan are expected to be immaterial.
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the six months ended June 30, 2014, the Company recorded net gains of $98 related to these activities.  At June 30, 2014, a liability relating to these actions of $144 was recognized in Other current liabilities, which will be substantially paid in 2014.  Additional charges related to the completion of this plan are expected to be immaterial.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Asia Pacific Welding Plans:
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment include the rationalization of its Australian manufacturing operations and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the six months ended June 30, 2014, the Company recorded net gains of $101, which primarily represent a net reversal of $214 of previously accrued costs and $125 in asset impairment charges. At June 30, 2014, a liability relating to these actions of $35 was recognized in Other current liabilities, which will be substantially paid in 2014.  Additional charges related to the completion of this plan are expected to be immaterial.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.
The following tables summarize the activity related to the rationalization liabilities by segment for the six months ended June 30, 2014:

	North America Welding	Europe Welding	Asia Pacific Welding	Consolidated
Balance, December 31, 2013	$466	$2,435	$375	$3,276
Payments and other adjustments	(345)	(2,465)	(126)	(2,936)
Charged (credited) to expense	(68)	1,011	(214)	729
Balance, June 30, 2014	$53	$981	$35	$1,069

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM
As of June 30, 2014, the Company had a share repurchase program for up to 45 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and six month periods ended June 30, 2014, the Company purchased an aggregate of 1,009,353 and 1,695,745 common shares in the open market under this program.  As of June 30, 2014, there remained 13,975,014 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2014	$(52)		$(158,149)		$(4,656)		$(162,857)
Other comprehensive (loss) income before reclassification	(173)		—		12,106	[3]	11,933
Amounts reclassified from AOCI	(3)	[1]	2,536	[2]	—		2,533
Net current-period other comprehensive (loss) income	(176)		2,536		12,106		14,466
Balance at June 30, 2014	$(228)		$(155,613)		$7,450		$(148,391)

	Three Months Ended June 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2013	$682		$(256,739)		$12,012		$(244,045)
Other comprehensive (loss) income before reclassification	(4)		—		(20,699)	[3]	(20,703)
Amounts reclassified from AOCI	(11)	[1]	4,972	[2]	—		4,961
Net current-period other comprehensive (loss) income	(15)		4,972		(20,699)		(15,742)
Balance at June 30, 2013	$667		$(251,767)		$(8,687)		$(259,787)

1
During the 2014 period, this AOCI reclassification is a component of Net sales of $(82) (net of tax of $(10)) and Cost of goods sold of $79 (net of tax of $19); during the 2013 period, the reclassification is a component of Net sales of $201 (net of tax of $32) and Cost of goods sold of $212 (net of tax of $73). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,423 and $3,114 during the three months ended June 30, 2014 and 2013, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $24 and $(162) attributable to Non-controlling interests in the three months ended June 30, 2014 and 2013, respectively. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive (loss) income before reclassification	(883)		—		(933)	[3]	(1,816)
Amounts reclassified from AOCI	286	[1]	5,080	[2]	—		5,366
Net current-period other comprehensive (loss) income	(597)		5,080		(933)		3,550
Balance at June 30, 2014	$(228)		$(155,613)		$7,450		$(148,391)

	Six months ended June 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive (loss) income before reclassification	1,078		—		(35,051)	[3]	(33,973)
Amounts reclassified from AOCI	(491)	[1]	10,077	[2]	—		9,586
Net current-period other comprehensive (loss) income	587		10,077		(35,051)		(24,387)
Balance at June 30, 2013	$667		$(251,767)		$(8,687)		$(259,787)

1
During the 2014 period, this AOCI reclassification is a component of Net sales of $50 (net of tax of $10) and Cost of goods sold of $236 (net of tax of $105); during the 2013 period, the reclassification is a component of Net sales of $302 (net of tax of $49) and Cost of goods sold of $793 (net of tax of $203). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $3,261 and $6,182 during the six months ended June 30, 2014 and 2013, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $705 and $(49) attributable to Non-controlling interests in the six months ended June 30, 2014 and 2013, respectively. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — EQUITY
Changes in equity for the six months ended June 30, 2014 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$1,526,602	$4,086	$1,530,688
Comprehensive income:
Net income (loss)	133,785	(72)	133,713
Other comprehensive income	3,550	705	4,255
Total comprehensive income	137,335	633	137,968

Cash dividends declared - $0.46 per share	(36,779)	—	(36,779)
Issuance of shares under benefit plans	11,195	—	11,195
Purchase of shares for treasury	(119,333)	—	(119,333)
Transactions with non-controlling interests	(1,484)	(782)	(2,266)
Balance, June 30, 2014	$1,517,536	$3,937	$1,521,473
Changes in equity for the six months ended June 30, 2013 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$1,342,373	$15,948	$1,358,321
Comprehensive income (loss):
Net income (loss)	139,412	(42)	139,370
Other comprehensive loss	(24,387)	(49)	(24,436)
Total comprehensive income (loss)	115,025	(91)	114,934

Cash dividends declared - $0.40 per share	(33,030)	—	(33,030)
Issuance of shares under benefit plans	23,907	—	23,907
Purchase of shares for treasury	(69,677)	—	(69,677)
Balance, June 30, 2013	$1,378,598	$15,857	$1,394,455

NOTE 10 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $73,077 and $70,882 at June 30, 2014 and December 31, 2013, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — ACCRUED EMPLOYEE BONUS
Other current liabilities at June 30, 2014 and 2013 include accruals for year-end bonuses and related payroll taxes of $69,615 and $73,179, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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
The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$15,180	$15,304
Accruals for warranties	6,200	5,777
Settlements	(5,787)	(6,306)
Foreign currency translation	25	(190)
Balance at end of period	$15,618	$14,585

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DEBT
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$5,081	$5,744	$10,144	$11,419
Interest cost	10,615	9,508	21,277	18,898
Expected return on plan assets	(17,048)	(15,860)	(34,069)	(31,264)
Amortization of prior service cost	(152)	(153)	(307)	(306)
Amortization of net loss	4,209	8,106	8,431	16,217
Defined benefit plans	2,705	7,345	5,476	14,964
Multi-employer plans	267	226	531	465
Defined contribution plans	2,819	2,603	5,653	5,192
Total pension cost	$5,791	$10,174	$11,660	$20,621
The Company voluntarily contributed $20,000 to its defined benefit plans in the United States during the six months ended June 30, 2014. The amortization of net loss decreased due to greater actuarial gains during 2013, attributable to a higher discount rate and higher actual return on plan assets compared with the expected return on assets.

NOTE 16 — INCOME TAXES
The Company recognized $63,579 of tax expense on pre-tax income of $197,292, resulting in an effective income tax rate of 32.2% for the six months ended June 30, 2014.  The effective income tax rate is lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, U.S. tax deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 29.3% for the six months ended June 30, 2013 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized, U.S. tax credits and deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
As of June 30, 2014, the Company had $21,907 of unrecognized tax benefits.  If recognized, approximately $11,920 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.  The Company is currently subject to various U.S. state audits and non-U.S. income tax audits.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $3,930 in previously unrecognized tax benefits by the end of the second quarter 2015.
In July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the “CRA”) for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $58,651 plus approximately $15,974 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made and is recorded as a non-current asset valued at $83,880 as of June 30, 2014.  Any Canadian tax ultimately due will be creditable in the parent company’s U.S. federal tax return.  The Company expects to be able to utilize the full amount of foreign tax credits generated in the statutorily allowed carry-back and carry-forward periods.  Accordingly, should the Company not prevail in this dispute, the income statement charge will approximate the deficiency interest, net of tax.
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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the six months ended June 30, 2014 and 2013.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2014.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $29,344 and $36,880 at June 30, 2014 and December 31, 2013, respectively. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $218,577 and $186,158 at June 30, 2014 and December 31, 2013, respectively.  The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of 295,000 troy ounces and 375,000 pounds, respectively, at June 30, 2014.  The notional amount of short-term silver and copper forward contracts was 290,000 troy ounces and 375,000 pounds, respectively, at December 31, 2013.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	June 30, 2014		December 31, 2013
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$124	$437	$706	$219
Not designated as hedging instruments:
Foreign exchange contracts	884	610	766	228
Commodity contracts	—	499	262	47
Total derivatives	$1,008	$1,546	$1,734	$494
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2014 and 2013 consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2014	2013	2014	2013
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$1,259	$(2,803)	$1,298	$(3,201)
Commodity contracts	Cost of goods sold	(505)	2,650	(501)	3,256
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2014	December 31, 2013
Foreign exchange contracts	$(228)	$369

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2014	2013	2014	2013
Foreign exchange contracts	Sales	$(82)	$201	$50	$302
	Cost of goods sold	79	212	236	793
The Company expects a loss of $228 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3                   Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of June 30, 2014, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,008	$—	$1,008	$—
Total assets	$1,008	$—	$1,008	$—

Liabilities:
Foreign exchange contracts	$1,047	$—	$1,047	$—
Commodity contracts	499	—	499	—
Contingent consideration	5,632	—	—	5,632
Forward contract	20,218	—	—	20,218
Deferred compensation	22,393	—	22,393	—
Total liabilities	$49,789	$—	$23,939	$25,850

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the six months ended June 30, 2014, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $5,632 as of June 30, 2014, which reflects a $257 increase in the liability from December 31, 2013.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the forward contract at a fair value of $20,218 as of June 30, 2014, which reflects a $1,448 increase in the liability from the valuation date. The change in liability is recognized in interest expense in the six months ended June 30, 2014. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate. The present value calculations utilized discount rates of 3.5% reflective of the Company's cost of debt and 15.9% as a risk adjusted cost of capital and annual earnings before interest and taxes with growth rates ranging from 10.6% to 16.8%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both June 30, 2014 and December 31, 2013.  The fair value of long-term debt at June 30, 2014 and December 31, 2013, including the current portion, was approximately $2,979 and $4,212, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $3,071 and $4,506, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Results of Operations
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$728,531	100.0%	$727,432	100.0%	$1,099	0.2%
Cost of goods sold	478,264	65.6%	487,094	67.0%	(8,830)	(1.8%)
Gross profit	250,267	34.4%	240,338	33.0%	9,929	4.1%
Selling, general & administrative expenses	137,156	18.8%	135,215	18.6%	1,941	1.4%
Rationalization and asset impairment charges	836	0.1%	851	0.1%	(15)	(1.8%)
Operating income	112,275	15.4%	104,272	14.3%	8,003	7.7%
Interest income	924	0.1%	890	0.1%	34	3.8%
Equity earnings in affiliates	1,575	0.2%	1,258	0.2%	317	25.2%
Other income	1,078	0.1%	913	0.1%	165	18.1%
Interest expense	(986)	(0.1%)	(799)	(0.1%)	(187)	(23.4%)
Income before income taxes	114,866	15.8%	106,534	14.6%	8,332	7.8%
Income taxes	37,577	5.2%	34,007	4.7%	3,570	10.5%
Net income including non-controlling interests	77,289	10.6%	72,527	10.0%	4,762	6.6%
Non-controlling interests in subsidiaries’ loss	(43)	—	(79)	—	36	45.6%
Net income	$77,332	10.6%	$72,606	10.0%	$4,726	6.5%
Net Sales:  Net sales for the second quarter of 2014 increased 0.2% from the second quarter 2013.  The sales increase reflects volume decreases of 1.4%, price increases of 2.3%, increases from acquisitions of 1.2% and unfavorable impacts from foreign exchange of 1.9%.  Sales volumes decreased primarily as a result of softer demand in the South America Welding segment. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela offset by pricing declines in The Harris Products Group segment due to significant decreases in the costs of silver and copper.
Gross Profit:  Gross profit increased 4.1% to $250,267 for the second quarter 2014 compared with $240,338 in the second quarter 2013.  As a percentage of Net sales, Gross profit increased to 34.4% in the second quarter 2014 from 33.0% in the second quarter 2013.  The increase was the result of geographic mix and operational improvements.  The current period includes a gain of $3,946 from an insurance settlement. Foreign currency exchange rates had a $9,249 unfavorable impact in the second quarter 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $1,941, or 1.4%, in the second quarter 2014 compared with the second quarter of 2013.  As a percentage of Net sales, SG&A expenses were 18.8% and 18.6% in the second quarter 2014 and 2013, respectively.  The increase in SG&A expenses was predominantly due to higher foreign exchange transaction losses of $2,982 and increased SG&A expenses from acquisitions of $1,745, partially offset by lower foreign currency translation of $3,471.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,575 in the second quarter 2014 compared with earnings of $1,258 in the second quarter of 2013.  The increase was primarily due to an increase in earnings in Turkey.
Interest Expense:  Interest expense increased to $986 in the second quarter 2014 from $799 in the second quarter of 2013. The increase was due to the accretion of interest expense from a liability to acquire additional ownership interests in a majority-owned subsidiary.
Income Taxes:  The Company recognized $37,577 of tax expense on pre-tax income of $114,866, resulting in an effective income tax rate of 32.7% for the three months ended June 30, 2014 compared with an effective income tax rate of 31.9% in the second quarter of 2013. The higher effective income tax rate in the current period reflects a change in the mix of geographic earnings and the impact of losses incurred at certain non-U.S. entities for which no tax benefit was provided.
Net Income:  Net income for the second quarter 2014 was $77,332 compared with Net income of $72,606 in the second quarter of 2013.  Diluted earnings per share for the second quarter 2014 were $0.96 compared with $0.87 in the second quarter of 2013.  Foreign currency exchange rates had a $4,725 unfavorable impact in the second quarter 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended June 30, 2014:

		Change in Net Sales due to:
	Net Sales 2013	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2014
Operating Segments
North America Welding	$419,069	$(794)	$8,462	$4,435	$(1,682)	$429,490
Europe Welding	108,661	3,410	—	(212)	3,715	115,574
Asia Pacific Welding	69,239	(264)	—	370	(2,348)	66,997
South America Welding	44,503	(8,770)	—	16,709	(13,391)	39,051
The Harris Products Group	85,960	(3,984)	—	(4,571)	14	77,419
Consolidated	$727,432	$(10,402)	$8,462	$16,731	$(13,692)	$728,531
% Change
North America Welding		(0.2%)	2.0%	1.1%	(0.4%)	2.5%
Europe Welding		3.1%	—	(0.2%)	3.4%	6.4%
Asia Pacific Welding		(0.4%)	—	0.5%	(3.4%)	(3.2%)
South America Welding		(19.7%)	—	37.5%	(30.1%)	(12.3%)
The Harris Products Group		(4.6%)	—	(5.3%)	—	(9.9%)
Consolidated		(1.4%)	1.2%	2.3%	(1.9%)	0.2%
Net sales volumes for the second quarter of 2014 decreased for all operating segments except for the Europe Welding segment as a result of lower demand in the South America Welding and Harris Products Group segments.  Net sales volumes in the Europe Welding segment increased as a result of increased equipment sales. Product pricing in the North America Welding segment increased due to the realization of price increases. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela, and pricing increases in Brazil and Argentina. Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Robolution GmbH ("Robolution") and Burlington Automation Corporation ("Burlington") in November 2013 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Europe Welding and The Harris Products Group segments, decreased due to a stronger U.S. dollar. The Europe Welding segment increased primarily due to a stronger euro, British pound and Polish zloty.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended June 30, 2014 by segment compared with the comparable period in 2013:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
North America Welding:
Net sales	$429,490	$419,069	10,421	2.5%
Inter-segment sales	33,360	35,529	(2,169)	(6.1%)
Total Sales	$462,850	$454,598	8,252	1.8%

EBIT, as adjusted	$91,195	$82,777	8,418	10.2%
As a percent of total sales	19.7%	18.2%		1.5%
Europe Welding:
Net sales	$115,574	$108,661	6,913	6.4%
Inter-segment sales	5,494	4,330	1,164	26.9%
Total Sales	$121,068	$112,991	8,077	7.1%

EBIT, as adjusted	$14,899	$9,532	5,367	56.3%
As a percent of total sales	12.3%	8.4%		3.9%
Asia Pacific Welding:
Net sales	$66,997	$69,239	(2,242)	(3.2%)
Inter-segment sales	3,600	4,374	(774)	(17.7%)
Total Sales	$70,597	$73,613	(3,016)	(4.1%)

EBIT, as adjusted	$365	$653	(288)	(44.1%)
As a percent of total sales	0.5%	0.9%		(0.4%)
South America Welding:
Net sales	$39,051	$44,503	(5,452)	(12.3%)
Inter-segment sales	35	51	(16)	(31.4%)
Total Sales	$39,086	$44,554	(5,468)	(12.3%)

EBIT, as adjusted	$4,995	$11,065	(6,070)	(54.9%)
As a percent of total sales	12.8%	24.8%		(12.0%)
The Harris Products Group:
Net sales	$77,419	$85,960	(8,541)	(9.9%)
Inter-segment sales	2,262	2,674	(412)	(15.4%)
Total Sales	$79,681	$88,634	(8,953)	(10.1%)

EBIT, as adjusted	$7,178	$7,343	(165)	(2.2%)
As a percent of total sales	9.0%	8.3%		0.7%
EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the three months ended June 30, 2014 as compared with the same period of the prior year primarily due to operational improvements, lower pension expense and a gain of $3,946 from an insurance settlement, partially offset by higher SG&A expenses. The increase in the Europe Welding segment is primarily due to volume increases of 3.1% and improved product mix. The South America Welding segment decrease was a result of lower volumes in Venezuela and higher SG&A expenses due to the foreign exchange losses in Venezuela.

In the three months ended June 30, 2014, special items include net gains of $21 and $108 in the North America Welding and Asia Pacific Welding segments, respectively and a net charge of $965 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding segment special items represent Venezuelan foreign exchange remeasurement losses of $3,468, related to the adoption of a new foreign exchange mechanism in the first quarter.
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

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,413,593	100.0%	$1,446,005	100.0%	$(32,412)	(2.2%)
Cost of goods sold	936,990	66.3%	979,095	67.7%	(42,105)	(4.3%)
Gross profit	476,603	33.7%	466,910	32.3%	9,693	2.1%
Selling, general & administrative expenses	283,071	20.0%	272,106	18.8%	10,965	4.0%
Rationalization and asset impairment charges	819	0.1%	1,902	0.1%	(1,083)	(56.9%)
Operating income	192,713	13.6%	192,902	13.3%	(189)	(0.1%)
Interest income	1,838	0.1%	1,916	0.1%	(78)	(4.1%)
Equity earnings in affiliates	3,136	0.2%	2,517	0.2%	619	24.6%
Other income	2,161	0.2%	1,627	0.1%	534	32.8%
Interest expense	(2,556)	(0.2%)	(1,749)	(0.1%)	(807)	(46.1%)
Income before income taxes	197,292	14.0%	197,213	13.6%	79	—
Income taxes	63,579	4.5%	57,843	4.0%	5,736	9.9%
Net income including non-controlling interests	133,713	9.5%	139,370	9.6%	(5,657)	(4.1%)
Non-controlling interests in subsidiaries’ loss	(72)	—	(42)	—	(30)	(71.4%)
Net income	$133,785	9.5%	$139,412	9.6%	$(5,627)	(4.0%)
Net Sales:  Net sales for the six months ended June 30, 2014 decreased 2.2% from the comparable period in 2013.  The sales decrease reflects volume decreases of 3.2%, price increases of 1.4%, increases from acquisitions of 1.1% and unfavorable impacts from foreign exchange of 1.6%.  Sales volumes decreased as a result of soft demand in international markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela offset by pricing declines in The Harris Products Group segment due to significant decreases in the costs of silver and copper.
Gross Profit:  Gross profit increased 2.1% to $476,603 for the six months ended June 30, 2014 compared with $466,910 in the comparable period in 2013.  As a percentage of Net sales, Gross profit increased to 33.7% in the six months ended June 30, 2014 from 32.3% in the comparable period in 2013.  The increase was the result of geographic mix and operational improvements. The current period includes gains of $3,946 from an insurance settlement. Foreign currency exchange rates had a $12,325 unfavorable translation impact in the six months ended June 30, 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.
Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $10,965, or 4.0%, in the six months ended June 30, 2014 compared with the comparable period in 2013.  As a percentage of Net sales, SG&A expenses were 20.0% and 18.8% in the six months ended June 30, 2014 and 2013, respectively.  The increase in SG&A expenses was predominantly due to higher foreign exchange transaction losses of $12,656, which includes a charge of $17,665 in the current period relating to a Venezuelan remeasurement loss compared with a charge of $8,081 in the prior year period due to the devaluation of the Venezuelan currency and higher general and administrative spending of $4,406, primarily related to additional employee compensation costs and the inflationary environment in Venezuela, partially offset by lower foreign currency translation of $5,133.

Equity Earnings in Affiliates:  Equity earnings in affiliates were $3,136 in the six months ended June 30, 2014 compared with earnings of $2,517 in the comparable period in 2013.  The increase was primarily due to an increase in earnings in Turkey.
Interest Expense:  Interest expense increased to $2,556 in the six months ended June 30, 2014 from $1,749 in the comparable period in 2013. The increase was due to the accretion of interest expense from a liability to acquire additional ownership interests in a majority-owned subsidiary.
Income Taxes:  The Company recognized $63,579 of tax expense on pre-tax income of $197,292, resulting in an effective income tax rate of 32.2% for the six months ended June 30, 2014 compared with an effective income tax rate of 29.3% for the six months ended June 30, 2013. The effective income tax rate was higher in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to a change in the mix of geographic earnings and the 2012 U.S. research and development credit that was recognized in the first quarter 2013.
Net Income:  Net income for the six months ended June 30, 2014 was $133,785 compared with Net income of $139,412 in the six months ended June 30, 2013.  Diluted earnings per share for the six months ended June 30, 2014 was $1.65 compared with $1.67 in the comparable period in 2013.  Foreign currency exchange rates had a $5,588 unfavorable impact in the the six months ended June 30, 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the six months ended June 30, 2014:

		Change in Net Sales due to:
	Net Sales 2013	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2014
Operating Segments
North America Welding	$838,623	$(24,204)	$16,331	$5,675	$(5,029)	$831,396
Europe Welding	219,152	(2,077)	—	(1,762)	5,667	220,980
Asia Pacific Welding	139,278	(5,650)	—	45	(5,390)	128,283
South America Welding	80,877	(10,796)	—	30,410	(17,447)	83,044
The Harris Products Group	168,075	(3,584)	—	(13,775)	(826)	149,890
Consolidated	$1,446,005	$(46,311)	$16,331	$20,593	$(23,025)	$1,413,593
% Change
North America Welding		(2.9%)	1.9%	0.7%	(0.6%)	(0.9%)
Europe Welding		(0.9%)	—	(0.8%)	2.6%	0.8%
Asia Pacific Welding		(4.1%)	—	—	(3.9%)	(7.9%)
South America Welding		(13.3%)	—	37.6%	(21.6%)	2.7%
The Harris Products Group		(2.1%)	—	(8.2%)	(0.5%)	(10.8%)
Consolidated		(3.2%)	1.1%	1.4%	(1.6%)	(2.2%)

Net sales volumes for the six months ended June 30, 2014 decreased for all operating segments as a result of soft demand in international markets.  Product pricing in the North America Welding segment increased slightly due to the realization of price increases. Product pricing in the Europe Welding segment decreased due to declining raw material costs. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela, and pricing increases in Brazil.  Product pricing decreased for The Harris Products Group segment because of significant decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Robolution and Burlington in November 2013 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Europe Welding segment, decreased due to a stronger U.S. dollar. The Europe Welding segment increased primarily due to a stronger euro, British pound and Polish zloty.
EBIT, as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the six months ended June 30, 2014 by segment compared with the comparable period in 2013:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
North America Welding:
Net sales	$831,396	$838,623	(7,227)	(0.9%)
Inter-segment sales	66,303	64,514	1,789	2.8%
Total Sales	$897,699	$903,137	(5,438)	(0.6%)

EBIT, as adjusted	$162,559	$159,437	3,122	2.0%
As a percent of total sales	18.1%	17.7%		0.4%
Europe Welding:
Net sales	$220,980	$219,152	1,828	0.8%
Inter-segment sales	11,354	8,609	2,745	31.9%
Total Sales	$232,334	$227,761	4,573	2.0%

EBIT, as adjusted	$24,191	$20,233	3,958	19.6%
As a percent of total sales	10.4%	8.9%		1.5%
Asia Pacific Welding:
Net sales	$128,283	$139,278	(10,995)	(7.9%)
Inter-segment sales	8,049	8,758	(709)	(8.1%)
Total Sales	$136,332	$148,036	(11,704)	(7.9%)

EBIT, as adjusted	$(275)	$2,946	(3,221)	(109.3%)
As a percent of total sales	(0.2%)	2.0%		(2.2%)
South America Welding:
Net sales	$83,044	$80,877	2,167	2.7%
Inter-segment sales	64	71	(7)	(9.9%)
Total Sales	$83,108	$80,948	2,160	2.7%

EBIT, as adjusted	$16,760	$16,177	583	3.6%
As a percent of total sales	20.2%	20.0%		0.2%
The Harris Products Group:
Net sales	$149,890	$168,075	(18,185)	(10.8%)
Inter-segment sales	4,380	4,898	(518)	(10.6%)
Total Sales	$154,270	$172,973	(18,703)	(10.8%)

EBIT, as adjusted	$13,236	$14,494	(1,258)	(8.7%)
As a percent of total sales	8.6%	8.4%		0.2%

EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the six months ended June 30, 2014 as compared with the same period of the prior year due to operational improvements, lower pension expense and a gain of $3,946 from an insurance settlement, partially offset by higher SG&A expenses. The increase in the Europe Welding segment is primarily due to higher production volumes and improved product mix.  The Asia Pacific Welding segment decrease is due to lower profitability in China due to weaker demand.
In the six months ended June 30, 2014, special items include net gains of $68 and $117 in the North America Welding and Asia Pacific Welding segments, respectively, and a net charge of $1,004 in the Europe Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.  The South America Welding segment special items represent Venezuelan foreign exchange remeasurement losses of $21,133, related to the adoption of a new foreign exchange mechanism in the first quarter.
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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income as reported	$112,275	$104,272	$192,713	$192,902
Special items (pre-tax):
Rationalization and asset impairment charges	836	851	819	1,902
Venezuela foreign exchange losses	3,468	2,538	21,133	12,198
Adjusted operating income	$116,579	$107,661	$214,665	$207,002
Special items included in Operating income during the three and six month periods ended June 30, 2014 include net rationalization and asset impairment charges of $836 and $819, respectively, related to employee severance and other costs associated with the consolidation of manufacturing operations and Venezuelan remeasurement losses of $3,468 and $21,133, respectively, related to the adoption of a new foreign exchange mechanism in the first quarter.
Special items included in Operating income during the three and six month periods ended June 30, 2013 include net rationalization and asset impairment charges of $851 and $1,902, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and charges of $2,538 and $12,198, respectively, related to the devaluation of the Venezuelan currency.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income as reported	$77,332	$72,606	$133,785	$139,412
Special items (after-tax):
Rationalization and asset impairment charges	698	579	691	1,252
Venezuela foreign exchange losses	3,468	2,538	21,133	12,198
Adjusted net income	$81,498	$75,723	$155,609	$152,862

Diluted earnings per share as reported	$0.96	$0.87	$1.65	$1.67
Special items	0.05	0.04	0.27	0.16
Adjusted diluted earnings per share	$1.01	$0.91	$1.92	$1.83
Special items included in Net income during the three and six month periods ended June 30, 2014 include net rationalization and asset impairment charges of $698 and $691, respectively, related to employee severance and other costs associated with the consolidation of manufacturing operations and Venezuelan remeasurement losses of $3,468 and $21,133, respectively, related to the adoption of a new foreign exchange mechanism in the first quarter.
Special items included in Net income during the three and six month periods ended June 30, 2013 include net rationalization and asset impairment charges of $579 and $1,252, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and charges of $2,538 and $12,198, respectively, related to the devaluation of the Venezuelan currency.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2014	2013	Change
Cash provided by operating activities	$118,605	$87,051	$31,554
Cash used by investing activities	(34,552)	(39,349)	4,797
Capital expenditures	(39,947)	(31,048)	(8,899)
Acquisition of businesses, net of cash acquired	(892)	(4,676)	3,784
Proceeds from sale of property, plant and equipment	5,509	592	4,917
Other investing activities	778	(4,217)	4,995
Cash used by financing activities	(162,437)	(73,152)	(89,285)
Payments on short-term borrowings, net	(8,692)	(2,531)	(6,161)
Payments on long-term borrowings, net	(1,451)	(224)	(1,227)
Proceeds from exercise of stock options	4,010	13,204	(9,194)
Excess tax benefits from stock-based compensation	2,478	5,465	(2,987)
Purchase of shares for treasury	(119,333)	(69,677)	(49,656)
Cash dividends paid to shareholders	(37,119)	(16,580)	(20,539)
Transactions with non-controlling interests	(2,330)	(2,809)	479
Decrease in Cash and cash equivalents	(95,540)	(30,075)
Cash and cash equivalents decreased 31.9% or $95,540 during the six months ended June 30, 2014 to $204,285 from $299,825 as of December 31, 2013.  This decrease was predominantly due to cash provided by operating activities of $118,605 offset by capital expenditures of $39,947, payments on short-term borrowings of $8,692, purchase of treasury stock of $119,333 and cash dividends paid to shareholders of $37,119. The decrease in Cash and cash equivalents during the six months ended June 30, 2014 compares to a decrease of 10.5% or $30,075 to $256,389 during the six months ended June 30, 2013.
Cash provided by operating activities increased by $31,554 for the six months ended June 30, 2014, compared with the six months ended June 30, 2013.  The increase was predominantly due to less pension contributions and payments of $57,187 in the six months ended June 30, 2014. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 19.8% at June 30, 2014 compared with 17.6% at December 31, 2013 and 19.5% at June 30, 2013.  Days sales in inventory increased to 95.8 days at June 30, 2014 from 93.2 days at December 31, 2013 and 94.1 days at June 30, 2013.  Accounts receivable days increased to 53.4 days at June 30, 2014 from 50.3 days at December 31, 2013 and 52.4 days at June 30, 2013.  Average days in accounts payable decreased to 41.4 days at June 30, 2014 from 45.5 days at December 31, 2013 and increased from 40.3 days at June 30, 2013.
Cash used by investing activities decreased by $4,797 for the six months ended June 30, 2014, compared with the six months ended June 30, 2013.  The decrease is predominantly due to a decrease in business acquisitions of $3,784 and an increase in proceeds from property, plant and equipment of $4,917. The Company currently anticipates capital expenditures of $70,000 to $80,000 in 2014.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities increased by $89,285 to $162,437 in the six months ended June 30, 2014, compared with the six months ended June 30, 2013.  The increase was predominantly due to higher net payments of short-term borrowings of $6,161, higher cash dividends paid to shareholders of $20,539 and higher purchases of common shares for treasury of $49,656. The Company currently anticipates share repurchases of approximately $250,000 in 2014.
The Company’s debt levels decreased from $19,087 at December 31, 2013 to $8,067 at June 30, 2014.  Debt to total invested capital decreased to 0.5% at June 30, 2014 from 1.2% at December 31, 2013.
In July 2014, the Company paid a cash dividend of $0.23 per share, or $18,276 to shareholders of record on June 30, 2014.

Canada — Notice of Reassessment
As discussed in Note 16 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment from the Canada Revenue Agency (the "CRA") for 2004 to 2011, which would disallow the deductibility of inter-company dividends.  These adjustments would increase Canadian federal and provincial tax due by $58,651 plus approximately $15,974 of interest, net of tax.  The Company disagrees with the position taken by the CRA and believes it is without merit.  The Company will vigorously contest the assessment through the Tax Court of Canada.  A trial date has not yet been scheduled.
In connection with the litigation process, the Company is required to deposit no less than one-half of the tax and interest assessed by the CRA.  The Company has elected to deposit the entire amount of the dispute in order to suspend the continuing accrual of a 5% interest charge.  Additionally, deposited amounts will earn interest of approximately 1% due upon a favorable outcome. A deposit was made in 2012 and is recorded as a non-current asset as of June 30, 2014.  Although the Company believes it will prevail on the merits of the tax position, the ultimate outcome of the assessment remains uncertain.
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
As of March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD I rate as future remittances for dividend payments could be transacted at the SICAD I rate. As of March 31, 2014, the SICAD I rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014, related to the adoption of the SICAD I rate. The SICAD I rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of June 30, 2014, the SICAD I rate was 10.6 bolivars to the U.S dollar.
At June 30, 2014, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SICAD I rate include $9,561 for dividend payments, of which $4,965 have been outstanding for more than a year, and $9,420 to be paid at the official rate, of which $5,098 have been outstanding for more than a year. In the second quarter 2014, the Company converted an insignificant amount of bolivars to U.S. dollars under any of the exchange mechanisms.
In the six months ended June 30, 2014, the Company’s Venezuela operations contributed $43,174 to Net sales for the Company. Net income included a loss of $6,431, or $0.08 per diluted share from Venezuela. Adjusted net income for the six months ended June 30, 2014 included $14,702, or $0.18 per diluted share, from Venezuela. Future impacts to earnings will be dependent upon several factors including, the effect on earnings resulting from translating financial results at a rate other than the official rate, additional remeasurement losses or gains resulting from the fluctuation of the SICAD I rate or the movement to another rate for remeasurement purposes, the amount of monetary assets and liabilities included in the Company’s Venezuela operation’s balance sheet and potential compression to profit margins as a result of changes in raw material sourcing.  The bolivar-denominated monetary net asset position was $23,973 at June 30, 2014, including $16,028 of cash and cash equivalents and $38,633 at December 31, 2013, including $50,642 of cash and cash equivalents.

The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  If in the future the Company were to convert bolivars at a rate other than the SICAD I rate or exchange rates are revised, the Company may realize a loss to earnings.  For example, a future devaluation in the Venezuelan currency to the SICAD II rate, which was 50.0 as of June 30, 2014, would result in the Company realizing additional charges of approximately $6,000 to Cost of goods sold based on current inventory levels and $19,000 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position. Further, in January 2014, the Venezuelan government also enacted the "Fair Prices Law" limiting prices and establishing a maximum profit margin on goods and services. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal productions levels in Venezuela.

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
Combined revenues for Robolution and Burlington in 2013 were approximately $35,000. The Company acquired Robolution and Burlington for approximately $54,261 in cash, net of cash acquired, and assumed debt and a $18,943 liability to acquire the remaining financial interest in Burlington. The fair value of net assets acquired was $30,310, resulting in goodwill of $42,894. The purchase price allocations are preliminary and subject to final opening balance sheet adjustments. In addition, during 2013 the Company acquired a greater interest in its majority-owned joint venture, Lincoln Electric Heli (Zhengzhou) Welding Materials Company Ltd. The purchase price was not material.
Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

Debt
The Company has a line of credit totaling $300,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on July 26, 2012.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2014, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At June 30, 2014, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 14,800 plaintiffs, which is a net increase of 257 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 42,076 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 646 were decided in favor of the Company following summary judgment motions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2014 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2014	306,288	$69.03	306,288	14,678,079
May 1 - 31, 2014	390,799	66.27	390,799	14,287,280
June 1 - 30, 2014	312,266	68.12	312,266	13,975,014
Total	1,009,353	67.68	1,009,353

1
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 31,024,986 shares at a total cost of $712.4 million for a weighted average cost of $22.96 per share through June 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

3.1
Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc. (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 29, 2014, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).

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
July 28, 2014