Form 10-Q
period 2014-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2014-10-30
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of September 30, 2014 was 77,680,043.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		23
Item 3. Quantitative and Qualitative Disclosures About Market Risk		34
Item 4. Controls and Procedures		34

PART II. OTHER INFORMATION		35
Item 1. Legal Proceedings		35
Item 1A. Risk Factors		35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		36
Item 4. Mine Safety Disclosures		36
Item 6. Exhibits		36
Signatures		37
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$715,777	$691,875	$2,129,370	$2,137,880
Cost of goods sold	474,168	459,178	1,411,158	1,438,273
Gross profit	241,609	232,697	718,212	699,607
Selling, general & administrative expenses	136,424	131,217	419,495	403,323
Rationalization and asset impairment charges	29,068	6,302	29,887	8,204
Operating income	76,117	95,178	268,830	288,080

Other income (expense):
Interest income	627	536	2,465	2,452
Equity earnings in affiliates	1,172	1,170	4,308	3,687
Other income	1,043	1,514	3,204	3,141
Interest expense	(1,174)	(558)	(3,730)	(2,307)
Total other income	1,668	2,662	6,247	6,973
Income before income taxes	77,785	97,840	275,077	295,053
Income taxes	32,953	33,588	96,532	91,431
Net income including non-controlling interests	44,832	64,252	178,545	203,622
Non-controlling interests in subsidiaries’ loss	(857)	(1,792)	(929)	(1,834)
Net income	$45,689	$66,044	$179,474	$205,456

Basic earnings per share	$0.58	$0.81	$2.25	$2.50
Diluted earnings per share	$0.57	$0.80	$2.22	$2.47
Cash dividends declared per share	$0.23	$0.20	$0.69	$0.60

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income including non-controlling interests	$44,832	$64,252	$178,545	$203,622
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(159) and $25 in the three and nine months ended September 30, 2014; $276 and $(55) in the three and nine months ended September 30, 2013	313	(734)	(284)	(147)
Defined benefit pension plan activity, net of tax of $1,974 and $5,235 in the three and nine months ended September 30, 2014; $2,050 and $8,232 in the three and nine months ended September 30, 2013	2,909	4,314	7,989	14,391
Currency translation adjustment	(49,550)	19,891	(49,778)	(15,209)
Other comprehensive (loss) income:	(46,328)	23,471	(42,073)	(965)
Comprehensive (loss) income	(1,496)	87,723	136,472	202,657
Comprehensive loss attributable to non-controlling interests	(797)	(1,678)	(164)	(1,769)
Comprehensive (loss) income attributable to shareholders	$(699)	$89,401	$136,636	$204,426

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	December 31, 2013
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$279,523	$299,825
Accounts receivable (less allowance for doubtful accounts of $7,703 in 2014; $8,398 in 2013)	354,376	367,134
Inventories:
Raw materials	96,857	112,478
Work-in-process	37,779	38,963
Finished goods	202,561	198,522
Total inventory	337,197	349,963
Other current assets	238,740	113,853
Total Current Assets	1,209,836	1,130,775

Property, Plant and Equipment
Land	47,286	48,369
Buildings	361,489	373,373
Machinery and equipment	703,082	723,715
	1,111,857	1,145,457
Less accumulated depreciation	661,841	661,452
Property, Plant and Equipment, Net	450,016	484,005
Non-current assets	452,667	537,087
TOTAL ASSETS	$2,112,519	$2,151,867

LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$85,642	$14,581
Trade accounts payable	186,751	212,799
Other current liabilities	297,449	228,822
Current portion of long-term debt	1,859	715
Total Current Liabilities	571,701	456,917

Long-Term Liabilities
Long-term debt, less current portion	1,041	3,791
Accrued pensions	23,166	26,999
Other long-term liabilities	140,132	133,472
Total Long-Term Liabilities	164,339	164,262

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	252,138	240,519
Retained earnings	2,033,290	1,908,462
Accumulated other comprehensive loss	(194,779)	(151,941)
Treasury shares	(727,168)	(480,296)
Total Shareholders’ Equity	1,373,339	1,526,602
Non-controlling interests	3,140	4,086
Total Equity	1,376,479	1,530,688

TOTAL LIABILITIES AND EQUITY	$2,112,519	$2,151,867

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$179,474	$205,456
Non-controlling interests in subsidiaries’ loss	(929)	(1,834)
Net income including non-controlling interests	178,545	203,622
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	29,447	5,049
Depreciation and amortization	53,017	51,881
Equity earnings in affiliates, net	(1,901)	(1,313)
Deferred income taxes	6,155	21,023
Stock-based compensation	6,268	7,511
Pension expense	9,634	22,261
Pension contributions and payments	(34,643)	(84,417)
Foreign exchange loss (gain)	19,968	(3,852)
Other, net	(2,350)	5,075
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(22,388)	(17,982)
Increase in inventories	(11,153)	(9,889)
(Increase) decrease in other current assets	(27,963)	10,860
Decrease in trade accounts payable	(11,534)	(32,703)
Increase in other current liabilities	81,262	64,767
Net change in other long-term assets and liabilities	(4,311)	198
NET CASH PROVIDED BY OPERATING ACTIVITIES	268,053	242,091

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(55,430)	(59,691)
Acquisition of businesses, net of cash acquired	(892)	(4,936)
Proceeds from sale of property, plant and equipment	17,046	796
Other investing activities	778	(4,217)
NET CASH USED BY INVESTING ACTIVITIES	(38,498)	(68,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	8,135	788
Payments on short-term borrowings	(11,463)	(1,732)
Amounts due banks, net	75,958	(1,110)
Proceeds from long-term borrowings	57	—
Payments on long-term borrowings	(1,573)	(297)
Proceeds from exercise of stock options	5,945	16,077
Excess tax benefits from stock-based compensation	3,361	6,973
Purchase of shares for treasury	(249,403)	(113,641)
Cash dividends paid to shareholders	(55,395)	(32,987)
Transactions with non-controlling interests	(2,330)	(2,809)
NET CASH USED BY FINANCING ACTIVITIES	(226,708)	(128,738)

Effect of exchange rate changes on Cash and cash equivalents	(23,149)	(1,460)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,302)	43,845

Cash and cash equivalents at beginning of period	299,825	286,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$279,523	$330,309

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — BASIS OF PRESENTATION
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
As of March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD I rate as future remittances for dividend payments could be transacted at the SICAD I rate. As of March 31, 2014, the SICAD I rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014 related to the adoption of the SICAD I rate. The SICAD I rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of September 30, 2014, the SICAD I rate was 12.0 bolivars to the U.S dollar.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $8,438 at September 30, 2014, including $1,847 of cash and cash equivalents and $38,633 at December 31, 2013, including $50,642 of cash and cash equivalents.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$45,689	$66,044	$179,474	$205,456
Denominator:
Basic weighted average shares outstanding	78,817	81,644	79,779	82,260
Effect of dilutive securities - Stock options and awards	908	1,063	923	1,054
Diluted weighted average shares outstanding	79,725	82,707	80,702	83,314
Basic earnings per share	$0.58	$0.81	$2.25	$2.50
Diluted earnings per share	$0.57	$0.80	$2.22	$2.47
For the three months ended September 30, 2014 and 2013, common shares subject to equity-based awards of 259,336 and 44,026, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, common shares subject to equity-based awards of 260,964 and 420,584, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Standards Yet to Be Adopted:
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)." ASU 2014-12 requires a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on the Company's financial statements.
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

NOTE 4 — ACQUISITIONS
During October 2014, the Company acquired substantially all of the assets of Easom Automation Systems, Inc. ("Easom"). Easom, based in Detroit, Michigan, is an integrator and manufacturer of automation and positioning solutions, serving heavy fabrication, aerospace and automotive OEMs and suppliers. The acquisition advances the Company's leadership position in automated welding and cutting solutions. Easom has annual sales of approximately $30,000. In addition, during 2014, the Company acquired the remaining interest in its majority-owned joint venture, Harris Soldas Especiais S.A.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended September 30, 2014
Net sales	$439,621	$107,507	$57,404	$32,862	$78,383	$—	$715,777
Inter-segment sales	30,365	4,533	3,595	9	2,009	(40,511)	—
Total	$469,986	$112,040	$60,999	$32,871	$80,392	$(40,511)	$715,777

EBIT, as adjusted	$84,450	$15,221	$(304)	$(590)	$8,947	$(324)	$107,400
Special items (gain) charge	—	(81)	28,567	582	—	—	29,068
EBIT	$84,450	$15,302	$(28,871)	$(1,172)	$8,947	$(324)	$78,332
Interest income							627
Interest expense							(1,174)
Income before income taxes							$77,785

Three Months Ended September 30, 2013
Net sales	$404,113	$98,522	$63,834	$51,715	$73,691	$—	$691,875
Inter-segment sales	35,355	5,256	3,821	151	2,311	(46,894)	—
Total	$439,468	$103,778	$67,655	$51,866	$76,002	$(46,894)	$691,875

EBIT, as adjusted	$75,225	$7,881	$(979)	$15,942	$6,917	$(822)	$104,164
Special items (gain) charge	(17)	1,595	4,724	—	—	—	6,302
EBIT	$75,242	$6,286	$(5,703)	$15,942	$6,917	$(822)	$97,862
Interest income							536
Interest expense							(558)
Income before income taxes							$97,840

Nine Months Ended September 30, 2014
Net sales	$1,271,017	$328,487	$185,687	$115,906	$228,273	$—	$2,129,370
Inter-segment sales	96,668	15,887	11,644	73	6,389	(130,661)	—
Total	$1,367,685	$344,374	$197,331	$115,979	$234,662	$(130,661)	$2,129,370

EBIT, as adjusted	$247,009	$39,412	$(579)	$16,170	$22,183	$3,167	$327,362
Special items (gain) charge	(68)	923	28,450	21,715	—	—	51,020
EBIT	$247,077	$38,489	$(29,029)	$(5,545)	$22,183	$3,167	$276,342
Interest income							2,465
Interest expense							(3,730)
Income before income taxes							$275,077

Total assets	$1,205,179	$389,122	$285,626	$139,908	$161,069	$(68,385)	$2,112,519

Nine months ended September 30, 2013
Net sales	$1,242,736	$317,674	$203,112	$132,592	$241,766	$—	$2,137,880
Inter-segment sales	99,869	13,865	12,579	222	7,209	(133,744)	—
Total	$1,342,605	$331,539	$215,691	$132,814	$248,975	$(133,744)	$2,137,880

EBIT, as adjusted	$234,662	$28,114	$1,967	$32,119	$21,411	$(2,963)	$315,310
Special items (gain) charge	1,109	1,664	5,431	12,198	—	—	20,402
EBIT	$233,553	$26,450	$(3,464)	$19,921	$21,411	$(2,963)	$294,908
Interest income							2,452
Interest expense							(2,307)
Income before income taxes							$295,053

Total assets	$979,043	$415,387	$329,117	$145,672	$186,474	$63,948	$2,119,641

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the third quarter 2014, special items include net credits of $81 in the Europe Welding segment and charges of $582 in the South America Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items include net charges of $28,567, which represents charges of $32,448 related to impairment of long-lived assets partially offset by net gains of $3,881 primarily related to a gain on the sale of real estate.
In the third quarter 2013, special items include net charges of $1,595 and $49 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, and a net credit of $17 in the North America Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $4,675 related to impairment of long-lived assets.
In the nine months ended September 30, 2014, special items include net credits of $68 in the North America Welding segment and net charges of $923 and $582 in the Europe Welding and South America Welding segments, respectively, primarily related to employee severance. The South America Welding segment special items also include Venezuelan foreign exchange remeasurement losses of $21,133, related to the adoption of a new foreign exchange mechanism in the first quarter. The Asia Pacific Welding segment special items include net charges of $28,450, which represents charges of $32,557 related to impairment of long-lived assets partially offset by net gains of $4,107 primarily related to a gain on the sale of real estate.
In the nine months ended September 30, 2013, special items include net charges of $1,109, $1,664 and $756 in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $4,675 related to impairment of long-lived assets. The South America Welding segment special items represent charges of $12,198 relating to the devaluation of the Venezuelan currency.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded net rationalization charges of $29,887 for the nine months ended September 30, 2014. The net charges include $1,260 primarily related to employee severance and $32,557 in asset impairments, offset by gains of $3,930 related to the sale and disposal of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  During the nine months ended September 30, 2014, the Company recorded credits of $68 related to these actions. The Company does not expect further costs associated with these actions as they were substantially completed and paid at September 30, 2014.
Europe Welding Plans:
During 2014, the Company initiated a rationalization plan within the Europe Welding segment. The plan includes headcount restructuring to better align the cost structure with current economic conditions and operating needs. During the nine months ended September 30, 2014, the Company recorded charges of $686, which represent employee severance costs. At September 30, 2014, a liability relating to these actions of $356 was recognized in Other current liabilities. Additional charges related to the completion of this plan are expected to be immaterial.
During 2013, the Company initiated a rationalization plan within the Europe Welding segment to consolidate certain consumable manufacturing operations. During the nine months ended September 30, 2014, the Company recorded net charges of $335, which primarily represents employee severance and other related costs. At September 30, 2014, a liability relating to these actions of $44 was recognized in Other current liabilities. Additional charges related to the completion of this plan are expected to be immaterial.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the nine months ended September 30, 2014, the Company recorded net credits of $98 related to these activities.  At September 30, 2014, a liability relating to these actions of $111 was recognized in Other current liabilities, which will be substantially paid in 2014.  Additional charges related to the completion of this plan are expected to be immaterial.
Asia Pacific Welding Plans:
During the third quarter of 2014, the Company identified assets within the segment for planned divestiture. In anticipation of the divestiture, the Company reviewed the carrying values and future cash flows of certain long-lived assets and indefinite-lived intangible assets for potential impairment. The Company determined that for certain assets, including the planned divestiture, the carrying values of the assets exceeded the fair values resulting in non-cash impairment charges of $32,448 recorded in Rationalization and asset impairment charges. This result was considered a possible indication of goodwill impairment. As such, the Company performed a goodwill impairment test for the Asia Pacific reporting unit ahead of the annual impairment tests, which resulted in no impairment to the carrying value of goodwill. As of September 30, 2014, the assets identified for divestiture were classified as held for sale. As of September 30, 2014, $36,331 and $13,236 of assets and liabilities held for sale were recorded in Other current assets and Other current liabilities, respectively.
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment include the rationalization of its Australian manufacturing operations and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the nine months ended September 30, 2014, the Company recorded net gains of $3,982, which primarily represent a gain of $3,911 on the sale of real estate, a net reversal of $184 of previously accrued costs and $125 in asset impairment charges. The Company does not expect further costs associated with these actions as they were substantially completed and paid at September 30, 2014.
South America Welding Plans:
During 2014, the Company initiated a rationalization plan within the South America Welding segment to restructure headcount to better align the cost structure with current economic conditions and operating needs. During the nine months ended September 30, 2014, the Company recorded net charges of $582, which primarily represents employee severance and other related costs. The Company does not expect further costs associated with these actions as they were substantially completed and paid at September 30, 2014.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.
The following tables summarize the activity related to the rationalization liabilities by segment for the nine months ended September 30, 2014:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	Consolidated
Balance, December 31, 2013	$466	$2,435	$375	$—	$3,276
Payments and other adjustments	(398)	(2,854)	(191)	(582)	(4,025)
Charged (credited) to expense	(68)	930	(184)	582	1,260
Balance, September 30, 2014	$—	$511	$—	$—	$511

NOTE 7 — COMMON SHARE REPURCHASE PROGRAM
As of September 30, 2014, the Company had a share repurchase program for up to 45 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and nine month periods ended September 30, 2014, the Company purchased an aggregate of 1,859,670 and 3,555,415 common shares, respectively, in the open market under this program.  As of September 30, 2014, there remained 12,115,344 common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2014	$(228)		$(155,613)		$7,450		$(148,391)
Other comprehensive (loss) income before reclassification	397		—		(49,610)	[3]	(49,213)
Amounts reclassified from AOCI	(84)	[1]	2,909	[2]	—		2,825
Net current-period other comprehensive (loss) income	313		2,909		(49,610)		(46,388)
Balance at September 30, 2014	$85		$(152,704)		$(42,160)		$(194,779)

	Three Months Ended September 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2013	$667		$(251,767)		$(8,687)		$(259,787)
Other comprehensive (loss) income before reclassification	(1,203)		—		19,777	[3]	18,574
Amounts reclassified from AOCI	469	[1]	4,314	[2]	—		4,783
Net current-period other comprehensive (loss) income	(734)		4,314		19,777		23,357
Balance at September 30, 2013	$(67)		$(247,453)		$11,090		$(236,430)

1
During the 2014 period, this AOCI reclassification is a component of Net sales of $(23) (net of tax of $(20)) and Cost of goods sold of $(61) (net of tax of $(42)); during the 2013 period, the reclassification is a component of Net sales of $165 (net of tax of $29) and Cost of goods sold of $304 (net of tax of $145). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,974 and $2,050 during the three months ended September 30, 2014 and 2013, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $60 and $114 attributable to Non-controlling interests in the three months ended September 30, 2014 and 2013, respectively. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive (loss) income before reclassification	(486)		—		(50,543)	[3]	(51,029)
Amounts reclassified from AOCI	202	[1]	7,989	[2]	—		8,191
Net current-period other comprehensive (loss) income	(284)		7,989		(50,543)		(42,838)
Balance at September 30, 2014	$85		$(152,704)		$(42,160)		$(194,779)

	Nine months ended September 30, 2013
	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive (loss) income before reclassification	(1,067)		—		(15,274)	[3]	(16,341)
Amounts reclassified from AOCI	920	[1]	14,391	[2]	—		15,311
Net current-period other comprehensive (loss) income	(147)		14,391		(15,274)		(1,030)
Balance at September 30, 2013	$(67)		$(247,453)		$11,090		$(236,430)

1
During the 2014 period, this AOCI reclassification is a component of Net sales of $27 (net of tax of $(10)) and Cost of goods sold of $175 (net of tax of $63); during the 2013 period, the reclassification is a component of Net sales of $467 (net of tax of $78) and Cost of goods sold of $453 (net of tax of $136). (See Note 17 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $5,235 and $8,232 during the nine months ended September 30, 2014 and 2013, respectively). (See Note 15 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $765 and $65 attributable to Non-controlling interests in the nine months ended September 30, 2014 and 2013, respectively. (See Note 9 - Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — EQUITY
Changes in equity for the nine months ended September 30, 2014 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$1,526,602	$4,086	$1,530,688
Comprehensive income (loss):
Net income (loss)	179,474	(929)	178,545
Other comprehensive (loss) income	(42,838)	765	(42,073)
Total comprehensive income (loss)	136,636	(164)	136,472

Cash dividends declared - $0.69 per share	(54,646)	—	(54,646)
Issuance of shares under benefit plans	15,634	—	15,634
Purchase of shares for treasury	(249,403)	—	(249,403)
Transactions with non-controlling interests	(1,484)	(782)	(2,266)
Balance, September 30, 2014	$1,373,339	$3,140	$1,376,479
Changes in equity for the nine months ended September 30, 2013 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2012	$1,342,373	$15,948	$1,358,321
Comprehensive income (loss):
Net income (loss)	205,456	(1,834)	203,622
Other comprehensive (loss) income	(1,030)	65	(965)
Total comprehensive income (loss)	204,426	(1,769)	202,657

Cash dividends declared - $0.60 per share	(49,353)	—	(49,353)
Issuance of shares under benefit plans	30,835	—	30,835
Purchase of shares for treasury	(113,641)	—	(113,641)
Balance, September 30, 2013	$1,414,640	$14,179	$1,428,819

NOTE 10 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $74,602 and $70,882 at September 30, 2014 and December 31, 2013, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — ACCRUED EMPLOYEE BONUS
Other current liabilities at September 30, 2014 and 2013 include accruals for year-end bonuses and related payroll taxes of $107,021 and $107,049, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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
The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$15,180	$15,304
Accruals for warranties	9,063	8,430
Settlements	(9,212)	(9,193)
Foreign currency translation	(275)	(88)
Balance at end of period	$14,756	$14,453

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DEBT
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2014, the Company was in compliance with all of its covenants and had $75,000 in outstanding borrowings under the Credit Agreement which was recorded in Amounts due banks.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

NOTE 15 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$4,228	$6,144	$14,372	$17,563
Interest cost	10,647	8,954	31,924	27,852
Expected return on plan assets	(16,940)	(14,667)	(51,009)	(45,931)
Amortization of prior service cost	(154)	(153)	(461)	(459)
Amortization of net loss	4,815	7,045	13,246	23,262
Settlement/curtailment loss	1,562	—	1,562	—
Defined benefit plans	4,158	7,323	9,634	22,287
Multi-employer plans	250	237	781	702
Defined contribution plans	2,898	2,599	8,551	7,791
Total pension cost	$7,306	$10,159	$18,966	$30,780
The Company voluntarily contributed $21,175 to its defined benefit plans in the United States during the nine months ended September 30, 2014. The amortization of net loss decreased due to greater actuarial gains during 2013, attributable to a higher discount rate and higher actual return on plan assets compared with the expected return on assets.

NOTE 16 — INCOME TAXES
The Company recognized $96,532 of tax expense on pre-tax income of $275,077, resulting in an effective income tax rate of 35.1% for the nine months ended September 30, 2014.  The effective income tax rate approximates the Company’s statutory rate due to the effects of income earned in lower tax rate jurisdictions and U.S. tax credits and deductions being offset by impairment charges recorded in the Asia Pacific Welding segment for which no tax benefit was recorded.
The effective income tax rate of 31.0% for the nine months ended September 30, 2013 was lower than the Company’s statutory rate primarily due to income earned in lower tax rate jurisdictions, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized, U.S. tax credits and deductions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
As of September 30, 2014, the Company had $20,823 of unrecognized tax benefits.  If recognized, approximately $11,481 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011.  The Company is currently subject to various U.S. state audits and non-U.S. income tax audits.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $3,436 in previously unrecognized tax benefits by the end of the third quarter 2015.
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency (the “CRA”) in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessments to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company made a cash deposit with a value of $79,967 as of September 30, 2014.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the reassessment, this tax litigation is concluded. Refund of the cash deposit is currently being processed by the CRA. The Company expects the cash deposit, recorded in Other current assets as of September 30, 2014, plus 1% annual interest to be received in the first quarter of 2015.

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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the nine months ended September 30, 2014 and 2013.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2014.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $31,022 and $36,880 at September 30, 2014 and December 31, 2013, respectively. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $246,555 and $186,158 at September 30, 2014 and December 31, 2013, respectively.  The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of 250,000 troy ounces and 375,000 pounds, respectively, at September 30, 2014.  The notional amount of short-term silver and copper forward contracts was 290,000 troy ounces and 375,000 pounds, respectively, at December 31, 2013.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	September 30, 2014		December 31, 2013
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$480	$355	$706	$219
Not designated as hedging instruments:
Foreign exchange contracts	1,157	3,531	766	228
Commodity contracts	480	—	262	47
Total derivatives	$2,117	$3,886	$1,734	$494
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and nine month periods ended September 30, 2014 and 2013 consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2014	2013	2014	2013
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(4,746)	$3,186	$(3,448)	$194
Commodity contracts	Cost of goods sold	1,024	(916)	523	2,340
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2014	December 31, 2013
Foreign exchange contracts	$85	$369

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2014	2013	2014	2013
Foreign exchange contracts	Sales	$(23)	$165	$27	$467
	Cost of goods sold	(61)	304	175	453
The Company expects a gain of $85 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

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

Level 3                   Unobservable inputs for the asset or liability.

The following table provides a summary of assets and liabilities as of September 30, 2014, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,637	$—	$1,637	$—
Commodity contracts	480	—	480	—
Total assets	$2,117	$—	$2,117	$—

Liabilities:
Foreign exchange contracts	$3,886	$—	$3,886	$—
Contingent consideration	5,766	—	—	5,766
Forward contract	19,961	—	—	19,961
Deferred compensation	21,601	—	21,601	—
Total liabilities	$51,214	$—	$25,487	$25,727

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the nine months ended September 30, 2014, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $5,766 as of September 30, 2014, which reflects a $391 increase in the liability from December 31, 2013.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the five-year period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $19,961 as of September 30, 2014. The change in liability resulted in $2,275 being recognized in interest expense in the nine months ended September 30, 2014. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate. The present value calculations utilized discount rates of 3.5% reflective of the Company's cost of debt and 15.9% as a risk adjusted cost of capital and annual earnings before interest and taxes with growth rates ranging from 7.4% to 20.3%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
During the third quarter of 2014, the Company identified assets within the segment for planned divestiture. As of September 30, 2014, the assets identified for divestiture were classified as held for sale and recorded at their fair value as determined using a Level 3 discounted cash flow valuation model. As of September 30, 2014, $36,331 and $13,236 of assets and liabilities held for sale were recorded in Other current assets and Other current liabilities, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The fair value of “Cash and cash equivalents,” “Accounts receivable,” “Amounts due banks” and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both September 30, 2014 and December 31, 2013.  The fair value of long-term debt at September 30, 2014 and December 31, 2013, including the current portion, was approximately $2,700 and $4,212, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $2,900 and $4,506, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Results of Operations
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$715,777	100.0%	$691,875	100.0%	$23,902	3.5%
Cost of goods sold	474,168	66.2%	459,178	66.4%	14,990	3.3%
Gross profit	241,609	33.8%	232,697	33.6%	8,912	3.8%
Selling, general & administrative expenses	136,424	19.1%	131,217	19.0%	5,207	4.0%
Rationalization and asset impairment charges	29,068	4.1%	6,302	0.9%	22,766	361.3%
Operating income	76,117	10.6%	95,178	13.8%	(19,061)	(20.0%)
Interest income	627	0.1%	536	0.1%	91	17.0%
Equity earnings in affiliates	1,172	0.2%	1,170	0.2%	2	0.2%
Other income	1,043	0.1%	1,514	0.2%	(471)	(31.1%)
Interest expense	(1,174)	(0.2%)	(558)	(0.1%)	(616)	(110.4%)
Income before income taxes	77,785	10.9%	97,840	14.1%	(20,055)	(20.5%)
Income taxes	32,953	4.6%	33,588	4.9%	(635)	(1.9%)
Net income including non-controlling interests	44,832	6.3%	64,252	9.3%	(19,420)	(30.2%)
Non-controlling interests in subsidiaries’ loss	(857)	(0.1%)	(1,792)	(0.3%)	935	52.2%
Net income	$45,689	6.4%	$66,044	9.5%	$(20,355)	(30.8%)
Net Sales:  Net sales for the third quarter of 2014 increased 3.5% from the third quarter 2013.  The sales increase reflects volume increases of 1.9%, price increases of 2.5%, increases from acquisitions of 1.4% and unfavorable impacts from foreign exchange of 2.3%.  Sales volumes increased primarily as a result of improvement in the domestic and European markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela and is partially offset by the unfavorable foreign exchange impact in Venezuela.
Gross Profit:  Gross profit increased 3.8% to $241,609 for the third quarter 2014 compared with $232,697 in the third quarter 2013.  As a percentage of Net sales, Gross profit increased to 33.8% in the third quarter 2014 from 33.6% in the third quarter 2013.  The increase was the result of geographic mix and operational improvements.  The prior period includes charges of $2,521 for inventory write-downs, partially offset by a gain of $1,672 from an insurance settlement. Foreign currency exchange rates had a $5,781 unfavorable impact in the third quarter 2014.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $5,207, or 4.0%, in the third quarter 2014 compared with the third quarter of 2013.  As a percentage of Net sales, SG&A expenses were 19.1% and 19.0% in the third quarter 2014 and 2013, respectively.  The increase in SG&A expenses was predominantly due to higher bonus expense of $4,510 and increased SG&A expenses from acquisitions of $1,915, partially offset by lower foreign currency translation of $2,476.
Rationalization and Asset Impairment Charges: In the third quarter 2014, the Company recorded $29,068 in net rationalization charges primarily related to non-cash long-lived asset impairment charges partially offset by a gain on the sale of real estate. See Note 6, "Rationalization and Asset Impairments" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,172 in the third quarter 2014 compared with earnings of $1,170 in the third quarter of 2013.
Interest Expense:  Interest expense increased to $1,174 in the third quarter 2014 from $558 in the third quarter of 2013. The increase was due to the accretion of interest expense from a liability to acquire additional ownership interests in a majority-owned subsidiary.
Income Taxes:  The Company recognized $32,953 of tax expense on pre-tax income of $77,785, resulting in an effective income tax rate of 42.4% for the three months ended September 30, 2014 compared with an effective income tax rate of 34.3% in the third quarter of 2013. The higher effective income tax rate in the current period is primarily due to impairment charges recorded in the Asia Pacific Welding segment for which no tax benefit was recorded.
Net Income:  Net income for the third quarter 2014 was $45,689 compared with Net income of $66,044 in the third quarter of 2013.  Diluted earnings per share for the third quarter 2014 were $0.57 compared with $0.80 in the third quarter of 2013.  Foreign currency exchange rates had a $623 unfavorable impact in the third quarter 2014.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended September 30, 2014:

		Change in Net Sales due to:
	Net Sales 2013	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2014
Operating Segments
North America Welding	$404,113	$23,208	$9,917	$4,670	$(2,287)	$439,621
Europe Welding	98,522	12,340	—	(1,048)	(2,307)	107,507
Asia Pacific Welding	63,834	(7,000)	—	932	(362)	57,404
South America Welding	51,715	(20,858)	—	13,155	(11,150)	32,862
The Harris Products Group	73,691	5,432	—	(709)	(31)	78,383
Consolidated	$691,875	$13,122	$9,917	$17,000	$(16,137)	$715,777
% Change
North America Welding		5.7%	2.5%	1.2%	(0.6%)	8.8%
Europe Welding		12.5%	—	(1.1%)	(2.3%)	9.1%
Asia Pacific Welding		(11.0%)	—	1.5%	(0.6%)	(10.1%)
South America Welding		(40.3%)	—	25.4%	(21.6%)	(36.5%)
The Harris Products Group		7.4%	—	(1.0%)	—	6.4%
Consolidated		1.9%	1.4%	2.5%	(2.3%)	3.5%
Net sales volumes for the third quarter of 2014 increased for all operating segments except for the Asia Pacific Welding and South America Welding segments as a result of improvement in the domestic and European markets.  Net sales volumes in the South America Welding segment decreased because of disruptions of manufacturing operations due to the availability of raw materials in Venezuela. Product pricing in the North America Welding segment increased due to the realization of price increases. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela. The increase in Net sales from acquisitions was due to the acquisitions of Robolution GmbH ("Robolution") and Burlington Automation Corporation ("Burlington") in November 2013 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended September 30, 2014 by segment compared with the comparable period in 2013:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
North America Welding:
Net sales	$439,621	$404,113	35,508	8.8%
Inter-segment sales	30,365	35,355	(4,990)	(14.1%)
Total Sales	$469,986	$439,468	30,518	6.9%

EBIT, as adjusted	$84,450	$75,225	9,225	12.3%
As a percent of total sales	18.0%	17.1%		0.9%
Europe Welding:
Net sales	$107,507	$98,522	8,985	9.1%
Inter-segment sales	4,533	5,256	(723)	(13.8%)
Total Sales	$112,040	$103,778	8,262	8.0%

EBIT, as adjusted	$15,221	$7,881	7,340	93.1%
As a percent of total sales	13.6%	7.6%		6.0%
Asia Pacific Welding:
Net sales	$57,404	$63,834	(6,430)	(10.1%)
Inter-segment sales	3,595	3,821	(226)	(5.9%)
Total Sales	$60,999	$67,655	(6,656)	(9.8%)

EBIT, as adjusted	$(304)	$(979)	675	68.9%
As a percent of total sales	(0.5%)	(1.4%)		0.9%
South America Welding:
Net sales	$32,862	$51,715	(18,853)	(36.5%)
Inter-segment sales	9	151	(142)	(94.0%)
Total Sales	$32,871	$51,866	(18,995)	(36.6%)

EBIT, as adjusted	$(590)	$15,942	(16,532)	(103.7%)
As a percent of total sales	(1.8%)	30.7%		(32.5%)
The Harris Products Group:
Net sales	$78,383	$73,691	4,692	6.4%
Inter-segment sales	2,009	2,311	(302)	(13.1%)
Total Sales	$80,392	$76,002	4,390	5.8%

EBIT, as adjusted	$8,947	$6,917	2,030	29.3%
As a percent of total sales	11.1%	9.1%		2.0%
EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the three months ended September 30, 2014 as compared with the same period of the prior year primarily due to volume increases of 5.7%, operational improvements and lower pension expense. The increase in the Europe Welding segment is primarily due to volume increases of 12.5%, lower manufacturing costs and improved product mix. The South America Welding segment decrease was a result of lower volumes related to disruptions of manufacturing operations due to the availability of raw materials in Venezuela and higher SG&A expenses due to the foreign exchange losses in Venezuela.

In the three months ended September 30, 2014, special items include net credits of $81 in the Europe Welding segment and charges of $582 in the South America Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items include net charges of $28,567, which represents charges of $32,448 related to impairment of long-lived assets partially offset by net gains of $3,881 primarily related to a gain on the sale of real estate.
In the three months ended September 30, 2013, special items include net charges of $1,595 and $49 for rationalization actions in the Europe Welding and Asia Pacific Welding segments, respectively, and a net credit of $17 in the North America Welding segment primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $4,675 related to impairment of long-lived assets.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$2,129,370	100.0%	$2,137,880	100.0%	$(8,510)	(0.4%)
Cost of goods sold	1,411,158	66.3%	1,438,273	67.3%	(27,115)	(1.9%)
Gross profit	718,212	33.7%	699,607	32.7%	18,605	2.7%
Selling, general & administrative expenses	419,495	19.7%	403,323	18.9%	16,172	4.0%
Rationalization and asset impairment charges	29,887	1.4%	8,204	0.4%	21,683	264.3%
Operating income	268,830	12.6%	288,080	13.5%	(19,250)	(6.7%)
Interest income	2,465	0.1%	2,452	0.1%	13	0.5%
Equity earnings in affiliates	4,308	0.2%	3,687	0.2%	621	16.8%
Other income	3,204	0.2%	3,141	0.1%	63	2.0%
Interest expense	(3,730)	(0.2%)	(2,307)	(0.1%)	(1,423)	(61.7%)
Income before income taxes	275,077	12.9%	295,053	13.8%	(19,976)	(6.8%)
Income taxes	96,532	4.5%	91,431	4.3%	5,101	5.6%
Net income including non-controlling interests	178,545	8.4%	203,622	9.5%	(25,077)	(12.3%)
Non-controlling interests in subsidiaries’ loss	(929)	—	(1,834)	(0.1%)	905	49.3%
Net income	$179,474	8.4%	$205,456	9.6%	$(25,982)	(12.6%)
Net Sales:  Net sales for the nine months ended September 30, 2014 decreased 0.4% from the comparable period in 2013.  The sales decrease reflects volume decreases of 1.6%, price increases of 1.8%, increases from acquisitions of 1.2% and unfavorable impacts from foreign exchange of 1.8%.  Sales volumes decreased as a result of softer volumes in the South America Welding segment. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela partially offset by pricing declines in The Harris Products Group segment due to decreases in the costs of silver and copper.
Gross Profit:  Gross profit increased 2.7% to $718,212 for the nine months ended September 30, 2014 compared with $699,607 in the comparable period in 2013.  As a percentage of Net sales, Gross profit increased to 33.7% in the nine months ended September 30, 2014 from 32.7% in the comparable period in 2013.  The increase was the result of geographic mix and operational improvements. The current period includes a gain of $3,946 from an insurance settlement. The prior period includes charges of $2,521 for inventory write-downs, partially offset by a gain of $1,672 from an insurance settlement. Foreign currency exchange rates had a $18,106 unfavorable translation impact in the nine months ended September 30, 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were higher by $16,172, or 4.0%, in the nine months ended September 30, 2014 compared with the comparable period in 2013.  As a percentage of Net sales, SG&A expenses were 19.7% and 18.9% in the nine months ended September 30, 2014 and 2013, respectively.  The increase in SG&A expenses was predominantly due to higher foreign exchange transaction losses of $13,379, which includes a charge of $17,665 in the current period relating to a Venezuelan remeasurement loss compared with a charge of $8,081 in the prior year period due to the devaluation of the Venezuelan currency and higher SG&A expenses from acquisitions of $5,705, partially offset by lower foreign currency translation of $7,609.
Rationalization and Asset Impairment Charges: In the nine months ended September 30, 2014, the Company recorded $29,887 in net rationalization charges primarily related to non-cash long-lived asset impairment charges partially offset by a gain on the sale of real estate. See Note 6, "Rationalization and Asset Impairments" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $4,308 in the nine months ended September 30, 2014 compared with earnings of $3,687 in the comparable period in 2013.  The increase was primarily due to an increase in earnings in Turkey.
Interest Expense:  Interest expense increased to $3,730 in the nine months ended September 30, 2014 from $2,307 in the comparable period in 2013. The increase was due to the accretion of interest expense from a liability to acquire additional ownership interests in a majority-owned subsidiary.
Income Taxes:  The Company recognized $96,532 of tax expense on pre-tax income of $275,077, resulting in an effective income tax rate of 35.1% for the nine months ended September 30, 2014 compared with an effective income tax rate of 31.0% for the nine months ended September 30, 2013. The effective income tax rate was higher in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to impairment charges recorded in the Asia Pacific Welding segment for which no tax benefit was recorded partially offset by income earned in lower tax rate jurisdictions and U.S. tax credits and deductions.
Net Income:  Net income for the nine months ended September 30, 2014 was $179,474 compared with Net income of $205,456 in the nine months ended September 30, 2013.  Diluted earnings per share for the nine months ended September 30, 2014 was $2.22 compared with $2.47 in the comparable period in 2013.  Foreign currency exchange rates had a $6,211 unfavorable impact in the the nine months ended September 30, 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the nine months ended September 30, 2014:

		Change in Net Sales due to:
	Net Sales 2013	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2014
Operating Segments
North America Welding	$1,242,736	$(996)	$26,248	$10,345	$(7,316)	$1,271,017
Europe Welding	317,674	10,263	—	(2,810)	3,360	328,487
Asia Pacific Welding	203,112	(12,650)	—	977	(5,752)	185,687
South America Welding	132,592	(31,654)	—	43,565	(28,597)	115,906
The Harris Products Group	241,766	1,848	—	(14,484)	(857)	228,273
Consolidated	$2,137,880	$(33,189)	$26,248	$37,593	$(39,162)	$2,129,370
% Change
North America Welding		(0.1%)	2.1%	0.8%	(0.6%)	2.3%
Europe Welding		3.2%	—	(0.9%)	1.1%	3.4%
Asia Pacific Welding		(6.2%)	—	0.5%	(2.8%)	(8.6%)
South America Welding		(23.9%)	—	32.9%	(21.6%)	(12.6%)
The Harris Products Group		0.8%	—	(6.0%)	(0.4%)	(5.6%)
Consolidated		(1.6%)	1.2%	1.8%	(1.8%)	(0.4%)

Net sales volumes for the nine months ended September 30, 2014 increased for the Europe Welding and The Harris Products Group segments as a result of stronger end market demand in those geographies. Due to lower demand, the Asia Pacific Welding and South America Welding segments decreased.  Product pricing in the North America Welding segment increased slightly due to the realization of price increases. Product pricing in the South America Welding segment reflects a highly inflationary environment, particularly in Venezuela, and pricing increases in Brazil and Argentina.  Product pricing decreased for The Harris Products Group segment because of decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisitions of Robolution and Burlington in November 2013 (see the "Acquisitions" section below for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for the Europe Welding segment, decreased due to a stronger U.S. dollar. The Europe Welding segment increased primarily due to a stronger euro, British pound and Polish zloty.
EBIT, as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the nine months ended September 30, 2014 by segment compared with the comparable period in 2013:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
North America Welding:
Net sales	$1,271,017	$1,242,736	28,281	2.3%
Inter-segment sales	96,668	99,869	(3,201)	(3.2%)
Total Sales	$1,367,685	$1,342,605	25,080	1.9%

EBIT, as adjusted	$247,009	$234,662	12,347	5.3%
As a percent of total sales	18.1%	17.5%		0.6%
Europe Welding:
Net sales	$328,487	$317,674	10,813	3.4%
Inter-segment sales	15,887	13,865	2,022	14.6%
Total Sales	$344,374	$331,539	12,835	3.9%

EBIT, as adjusted	$39,412	$28,114	11,298	40.2%
As a percent of total sales	11.4%	8.5%		2.9%
Asia Pacific Welding:
Net sales	$185,687	$203,112	(17,425)	(8.6%)
Inter-segment sales	11,644	12,579	(935)	(7.4%)
Total Sales	$197,331	$215,691	(18,360)	(8.5%)

EBIT, as adjusted	$(579)	$1,967	(2,546)	(129.4%)
As a percent of total sales	(0.3%)	0.9%		(1.2%)
South America Welding:
Net sales	$115,906	$132,592	(16,686)	(12.6%)
Inter-segment sales	73	222	(149)	(67.1%)
Total Sales	$115,979	$132,814	(16,835)	(12.7%)

EBIT, as adjusted	$16,170	$32,119	(15,949)	(49.7%)
As a percent of total sales	13.9%	24.2%		(10.3%)
The Harris Products Group:
Net sales	$228,273	$241,766	(13,493)	(5.6%)
Inter-segment sales	6,389	7,209	(820)	(11.4%)
Total Sales	$234,662	$248,975	(14,313)	(5.7%)

EBIT, as adjusted	$22,183	$21,411	772	3.6%
As a percent of total sales	9.5%	8.6%		0.9%

EBIT, as adjusted as a percent of total sales increased for the North America Welding segment in the nine months ended September 30, 2014 as compared with the same period of the prior year due to operational improvements, lower pension expense and a gain of $3,946 from an insurance settlement, partially offset by higher SG&A expenses. The increase in the Europe Welding segment is primarily due to volume increases of 3.2%, lower manufacturing costs and improved product mix, partially offset by higher SG&A expenses.  The South America Welding segment decrease was a result of lower volumes related to disruptions of manufacturing operations due to the availability of raw materials in Venezuela and higher SG&A expenses due to the foreign exchange losses in Venezuela.
In the nine months ended September 30, 2014, special items include net credits of $68 in the North America Welding segment and net charges of $923 and $582 in the Europe Welding and South America Welding segments, respectively, primarily related to employee severance.  The South America Welding segment special items also include Venezuelan foreign exchange remeasurement losses of $21,133, related to the adoption of a new foreign exchange mechanism in the first quarter. The Asia Pacific Welding segment special items include net charges of $28,450, which represents charges of $32,557 related to impairment of long-lived assets partially offset by net gains of $4,107 primarily related to a gain on the sale of real estate.
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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income as reported	$76,117	$95,178	$268,830	$288,080
Special items (pre-tax):
Rationalization and asset impairment charges	29,068	6,302	29,887	8,204
Venezuela foreign exchange losses	—	—	21,133	12,198
Adjusted operating income	$105,185	$101,480	$319,850	$308,482
Special items included in Operating income during the three and nine month periods ended September 30, 2014 include net rationalization and asset impairment charges of $29,068 and $29,887, respectively. The net impairment charges during the three and nine month periods ended September 30, 2014 primarily consist of non-cash asset impairment charges of $32,448 partially offset by a gain of $3,911 related to the sale of real estate at a rationalized operation. Special items for the nine months ended September 30, 2014 also include Venezuelan remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism in the first quarter.
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

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income as reported	$45,689	$66,044	$179,474	$205,456
Special items (after-tax):
Rationalization and asset impairment charges	30,056	6,098	30,747	7,350
Venezuela foreign exchange losses	—	—	21,133	12,198
Non-controlling interests associated with special items	(805)	(1,021)	(805)	(1,021)
Adjusted net income	$74,940	$71,121	$230,549	$223,983

Diluted earnings per share as reported	$0.57	$0.80	$2.22	$2.47
Special items	0.37	0.06	0.64	0.22
Adjusted diluted earnings per share	$0.94	$0.86	$2.86	$2.69
Special items included in Net income during the three and nine month periods ended September 30, 2014 include net rationalization and asset impairment charges of $30,056 and $30,747, respectively. The net impairment charges during the three and nine month periods ended September 30, 2014 primarily consist of non-cash asset impairment charges of $32,448 partially offset by a gain of $2,738 related to the sale of real estate at a rationalized operation. Associated with the impairment of long-lived assets is an offsetting special item of $805 attributable to non-controlling interests. Special items for the nine months ended September 30, 2014 also include Venezuelan remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism in the first quarter.
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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2014	2013	Change
Cash provided by operating activities	$268,053	$242,091	$25,962
Cash used by investing activities	(38,498)	(68,048)	29,550
Capital expenditures	(55,430)	(59,691)	4,261
Acquisition of businesses, net of cash acquired	(892)	(4,936)	4,044
Proceeds from sale of property, plant and equipment	17,046	796	16,250
Other investing activities	778	(4,217)	4,995
Cash used by financing activities	(226,708)	(128,738)	(97,970)
Proceeds from (payments on) short-term borrowings, net	72,630	(2,054)	74,684
Payments on long-term borrowings, net	(1,516)	(297)	(1,219)
Proceeds from exercise of stock options	5,945	16,077	(10,132)
Excess tax benefits from stock-based compensation	3,361	6,973	(3,612)
Purchase of shares for treasury	(249,403)	(113,641)	(135,762)
Cash dividends paid to shareholders	(55,395)	(32,987)	(22,408)
Transactions with non-controlling interests	(2,330)	(2,809)	479
(Decrease) increase in Cash and cash equivalents	(20,302)	43,845
Cash and cash equivalents decreased 6.8% or $20,302 during the nine months ended September 30, 2014 to $279,523 from $299,825 as of December 31, 2013.  This decrease was predominantly due to cash provided by operating activities of $268,053 offset by capital expenditures of $55,430, purchase of treasury stock of $249,403 and cash dividends paid to shareholders of $55,395. The decrease in Cash and cash equivalents during the nine months ended September 30, 2014 compares to an increase of 15.3% or $43,845 to $330,309 during the nine months ended September 30, 2013.
Cash provided by operating activities increased by $25,962 for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013.  The increase was predominantly due to reduced pension contributions and payments of $49,774 in the nine months ended September 30, 2014. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, remained consistent at 17.6% at September 30, 2014 compared with 17.6% at December 31, 2013 and decreased from 20.5% at September 30, 2013.  Days sales in inventory decreased to 91.2 days at September 30, 2014 from 93.2 days at December 31, 2013 and 101.2 days at September 30, 2013.  Accounts receivable days decreased to 48.2 days at September 30, 2014 from 50.3 days at December 31, 2013 and 52.6 days at September 30, 2013.  Average days in accounts payable decreased to 40.0 days at September 30, 2014 from 45.5 days at December 31, 2013 and increased from 38.8 days at September 30, 2013.
Cash used by investing activities decreased by $29,550 for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013.  The decrease was predominantly due to a decrease in cash used in the acquisition of businesses of $4,044 and an increase in proceeds from the sale of property, plant and equipment of $16,250. The Company currently anticipates capital expenditures of $70,000 to $80,000 in 2014.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities increased by $97,970 to $226,708 in the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013.  The increase was predominantly due to higher cash dividends paid to shareholders of $22,408 and higher purchases of common shares for treasury of $135,762. The Company currently anticipates share repurchases of approximately $300,000 in 2014.
The Company’s debt levels increased from $19,087 at December 31, 2013 to $88,542 at September 30, 2014.  The increase was predominantly due to borrowings of $75,000 against the Company's Credit Agreement. Debt to total invested capital increased to 6.0% at September 30, 2014 from 1.2% at December 31, 2013.
In October 2014, the Company paid a cash dividend of $0.23 per share, or $17,865 to shareholders of record on September 30, 2014.

Canada — Notice of Reassessment
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency (the “CRA”) in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessments to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company made a cash deposit with a value of $79,967 as of September 30, 2014.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the reassessment, this tax litigation is concluded. Refund of the cash deposit is currently being processed by the CRA. The Company expects the cash deposit, recorded in Other current assets as of September 30, 2014, plus 1% annual interest to be received in the first quarter of 2015.
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
As of March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD I rate as future remittances for dividend payments could be transacted at the SICAD I rate. As of March 31, 2014, the SICAD I rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014, related to the adoption of the SICAD I rate. The SICAD I rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of September 30, 2014, the SICAD I rate was 12.0 bolivars to the U.S dollar.
At September 30, 2014, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SICAD I rate include $8,446 for dividend payments, of which $4,386 have been outstanding for more than a year, and $7,915 to be paid at the official rate, of which $6,459 have been outstanding for more than a year.
In the nine months ended September 30, 2014, the Company’s Venezuela operations contributed $55,969 to Net sales for the Company. Net income included a loss of $8,003, or $0.10 per diluted share from Venezuela. Adjusted net income for the nine months ended September 30, 2014 included $13,514, or $0.17 per diluted share, from Venezuela. Future impacts to earnings will be dependent upon several factors including, the effect on earnings resulting from translating financial results at a rate other than the official rate, additional remeasurement losses or gains resulting from the fluctuation of the SICAD I rate or the movement to another rate for remeasurement purposes, the amount of monetary assets and liabilities included in the Company’s Venezuela operation’s balance sheet and potential compression to profit margins as a result of changes in raw material sourcing.  The bolivar-denominated monetary net asset position was $8,438 at September 30, 2014, including $1,847 of cash and cash equivalents and $38,633 at December 31, 2013, including $50,642 of cash and cash equivalents.

The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  If in the future the Company were to convert bolivars at a rate other than the SICAD I rate or exchange rates are revised, the Company may realize a loss to earnings.  For example, a future devaluation in the Venezuelan currency to the SICAD II rate, which was 50.0 as of September 30, 2014, would result in the Company realizing additional charges of approximately $13,000 to Cost of goods sold based on current inventory levels and $7,000 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position. Further, in January 2014, the Venezuelan government also enacted the "Fair Prices Law" limiting prices and establishing a maximum profit margin on goods and services. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal productions levels in Venezuela.

New Accounting Pronouncements
Refer to Note 3 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions
During October 2014, the Company acquired substantially all of the assets of Easom Automation Systems, Inc. ("Easom"). Easom, based in Detroit, Michigan, is an integrator and manufacturer of automation and positioning solutions, serving heavy fabrication, aerospace and automotive OEMs and suppliers. The acquisition advances the Company's leadership position in automated welding and cutting solutions. Easom has annual sales of approximately $30,000. In addition, during 2014, the Company acquired the remaining interest in its majority-owned joint venture, Harris Soldas Especiais S.A.
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

Debt
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2014, the Company was in compliance with all of its covenants and had $75,000 in outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations, including in highly inflationary countries such as Venezuela; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2013.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At September 30, 2014, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 14,758 plaintiffs, which is a net decrease of 42 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 42,133 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 665 were decided in favor of the Company following summary judgment motions.
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency (the “CRA”) in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessments to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company made a cash deposit with a value of $80.0 million as of September 30, 2014.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the reassessment, this tax litigation is concluded. Refund of the cash deposit is currently being processed by the CRA. The Company expects the cash deposit, recorded in Other current assets as of September 30, 2014, plus 1% annual interest to be received in the first quarter of 2015.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results.
Our ability to complete the divestiture of assets, or interests in assets, may be subject to factors beyond our control, and in certain cases we may be required to retain liabilities for certain matters.
The Company may identify assets for strategic divestitures which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect the ability of the Company to dispose of such assets or complete announced divestitures, including the receipt of approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the interests or purchase the assets on terms and at prices acceptable to the Company.
Sellers typically retain certain liabilities or indemnify buyers for certain matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release the Company from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, the Company may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2014 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2014	319,022	(1)	$68.14	311,650	13,663,364
August 1 - 31, 2014	346,899		68.58	346,899	13,316,465
September 1 - 30, 2014	1,201,283	(1)	70.37	1,201,121	12,115,344
Total	1,867,204		69.66	1,859,670

1
The above share repurchases include the surrender of 7,372 and 162 shares of the Company's common shares in connection with the exercise of stock options and vesting of restricted awards in July and September, respectively.

2
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 32,884,656 shares at a total cost of $842.0 million for a weighted average cost of $25.60 per share through September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1
Amended and Restated Credit Agreement, dated as of September 12, 2014, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on September 17, 2014, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
October 30, 2014