Form 10-K
period 2014-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2015-02-20
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common shares held by non-affiliates as of June 30, 2014 was $5,428,273,439 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of December 31, 2014 was 76,997,161.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the registrant's 2015 Annual Meeting of Shareholders.

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
The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East. The Asia Pacific Welding segment primarily includes welding operations in China and Australia. The South America Welding segment primarily includes welding operations in Brazil, Colombia and Venezuela. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 5 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.
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
Environmental Regulations
The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 37 facilities worldwide.
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
Employees
The number of persons employed by the Company worldwide at December 31, 2014 was approximately 10,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.

Website Access
The Company's website, www.lincolnelectric.com, is used as a channel for routine distribution of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company's website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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
Our Enterprise Risk Management ("ERM") process seeks to identify and address significant risks. Our ERM process is a company-wide initiative that is designed with the intent of prioritizing risks and allocating appropriate resources to address such risks. We use the integrated risk framework of the Committee of Sponsoring Organizations to assess, manage and monitor risks.
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
General economic and market conditions may adversely affect our financial condition, results of operations and access to capital markets.
Our operating results are sensitive to changes in general economic conditions. Further recessionary economic cycles, higher interest rates, inflation, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for our products, thereby impacting our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely impact our financial condition and access to capital markets.

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
At December 31, 2014, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 14,634 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 42,296 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which was vacated on appeal), one was resolved by agreement for an immaterial amount and 670 were decided in favor of the Company following summary judgment motions.
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
We may identify assets for strategic divestitures that would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect our ability to dispose of such assets or complete announced divestitures, including the receipt of approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the interests or purchase the assets on terms and at prices acceptable to us.
Sellers typically retain certain liabilities or indemnify buyers for certain matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestitures, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.
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
We have a large and varied customer base due, in part, to our extensive distribution channels in the industries and regions that we serve. Although no individual customer currently accounts for more than ten percent of total net sales, there are customers to which we sell a large amount of product. The loss of any of these customers could have an adverse affect on our revenue, gross margins and profit.
We conduct our sales and distribution operations on a worldwide basis and maintain manufacturing facilities in a number of foreign countries, which subjects us to risks associated with doing business outside the United States.
Our long-term strategy is to continue to increase our market share in growing international markets. The share of sales and profits we derive from our international operations and exports from the United States is significant. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States. If international economies were to experience significant slowdowns, it could adversely affect our financial condition, results of operations and cash flows.
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

Further, third parties may claim that we or our customers are infringing upon their intellectual property rights. Even if we believe that those claims are without merit, defending those claims and contesting the validity of patents can be time consuming and costly. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlements or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from manufacturing, marketing or selling certain of our products.
Our defined benefit pension plans are subject to financial market trends, such as changes in discount rates and actual investment return on pension assets, which could adversely affect our results of operations and cash flows.
The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders' equity and cash flows through our annual measurement of plan assets and liabilities. For a discussion regarding how the financial statements have been affected by significant changes in 2014, refer to the pension related disclosure under "Part II, Item 7 – Critical Accounting Policies" and Note 11 to the Company's consolidated financial statements.
We are subject to changes in the U.S. regulatory environment, which could adversely affect our results of operations, cash flows and financial condition.
Our businesses, results of operations or financial condition could be adversely affected if laws, regulations or standards relating to us, our products or the markets in which we operate are newly implemented or changed. New or revised laws, regulations or standards could increase our cost of doing business or restrict our ability to operate our business and execute our strategies.
A significant fluctuation between the U.S. dollar and other currencies could adversely impact our operating income.
Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in other currencies. Our profitability is affected by movements of the U.S. dollar against other foreign currencies in which we generate revenues and incur expenses. Significant fluctuations in relative currency values, in particular an increase in the value of the U.S. dollar against foreign currencies, could have an adverse effect on our profitability and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	53
Chairman of the Board effective December 21, 2013. President and Chief Executive Officer effective December 31, 2012; Chief Operating Officer from September 1, 2011 to December 31, 2012; Director since February 2010. Prior to his service with the Company, Mr. Mapes was an Executive Vice President of A.O. Smith Corporation (a global manufacturer with a water heating and water treatment technologies business), a position he held from 2004 through August 2011, and the President of its former Electrical Products unit, a position he held from September 2004 through August 2011.

Vincent K. Petrella	54	Executive Vice President, Chief Financial Officer and Treasurer since February 19, 2014; Senior Vice President, Chief Financial Officer and Treasurer from October 7, 2005 to February 19, 2014.
Frederick G. Stueber	61	Executive Vice President, General Counsel and Secretary since February 19, 2014; Senior Vice President, General Counsel and Secretary from 1996 to February 19, 2014.
George D. Blankenship	52
Executive Vice President, President, Lincoln Electric North America since February 19, 2014; Senior Vice President; President, Lincoln Electric North America from July 30, 2009 to February 19, 2014; Senior Vice President, Global Engineering from October 7, 2005 to July 30, 2009; Senior Vice President; President, Lincoln Cleveland of The Lincoln Electric Company from January 8, 2008 to July 30, 2009; Senior Vice President, U.S. Operations of The Lincoln Electric Company from October 7, 2005 to January 8, 2008.

Gabriel Bruno	47
Executive Vice President, Chief Information Officer since February 19, 2014; Vice President, Chief Information Officer from May 1, 2012 to February 19, 2014; Vice President, Corporate Controller from 2005 to May 1, 2012.

Gretchen A. Farrell	52
Executive Vice President, Chief Human Resources Officer since February 19, 2014; Senior Vice President, Human Resources and Compliance from July 30, 2009 to February 19, 2014 ; Vice President, Human Resources from May 5, 2005 to July 30, 2009.

Geoffrey P. Allman	44
Senior Vice President, Corporate Controller since January 14, 2014; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to June 30, 2012.

Thomas A. Flohn	54
Senior Vice President, President, Asia Pacific Region since February 19, 2014; Vice President, Regional President, Lincoln Electric Asia Pacific Region from November 4, 2013 to January 14, 2014. Vice President; President, Lincoln Electric Europe, Middle East & Africa (EMEA) from July 1, 2010 to November 4, 2013; Vice President; President, Lincoln Asia Pacific from January 1, 2005 to June 30, 2010.

Mathias Hallmann	52
Senior Vice President, President, LE Europe since February 19, 2014; Vice President; President, Lincoln Electric Europe from November 4, 2013 to February 19, 2014. Prior to his service with the Company, Mr. Hallmann was Chief Executive Officer of Bohler Welding Holding GmbH (a leading manufacturer and provider of auxiliary materials and consumables for industrial welding and soldering applications) from December 2008 to March 2012, and its Chief Operating Officer from April 2008 to November 2008.

Steven B. Hedlund	48
Senior Vice President and President, Global Automation since January 22, 2015; Senior Vice President, Strategy & Business Development from February 19, 2014 to January 22, 2015; Vice President, Strategy and Business Development from September 15, 2008 to February 19, 2014. Prior to his service with the Company, Mr. Hedlund was the Vice President, Growth and Innovations with Master Lock, LLC (a security products company) from June 1, 2005 to July 1, 2008.

David J. Nangle	58	Senior Vice President, President, Harris Products Group since February 19, 2014; Vice President, Group President of Brazing, Cutting and Retail Subsidiaries from January 12, 2006 to February 19, 2014.
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
The Company has 47 manufacturing facilities, including operations and joint ventures in 19 countries, the significant locations (grouped by operating segment) of which are as follows:

North America Welding:
United States	Cleveland and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan.
Canada	Toronto; Mississauga; Hamilton.
Mexico	Mexico City; Torreon.
Europe Welding:
France	Grand-Quevilly.
Germany	Essen.
Italy	Genoa; Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Portugal	Lisbon.
Russia	Mtsensk.
Turkey	Istanbul.
United Kingdom	Sheffield and Chertsey, England.
Asia Pacific Welding:
China	Shanghai; Jinzhou; Nanjing; Zhengzhou; Luan County.
India	Chennai.
Indonesia	Cikarang.
South America Welding:
Brazil	Sao Paulo.
Colombia	Bogota.
Venezuela	Maracay.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California.
Brazil	Guarulhos.
Mexico	Tijuana.
Poland	Dzierzoniow.
All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company's foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business.
In addition, the Company maintains operating leases for some manufacturing facilities, distribution centers and sales offices throughout the world. See Note 16 to the Company's consolidated financial statements for information regarding the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of December 31, 2014, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 14,634 plaintiffs, which is a net decrease of 124 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 42,296 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which was vacated on appeal), one was resolved by agreement for an immaterial amount and 670 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2014 was 1,766.
The total amount of dividends paid in 2014 was $73.3 million. During 2014, dividends were paid on January 15, April 15, July 15 and October 15.
Quarterly high and low stock prices and dividends declared per share for the last two years were:

	2014			2013
	Stock Price		Dividends Declared	Stock Price		Dividends Declared
	High	Low		High	Low
First quarter	$76.26	$66.68	$0.23	$57.63	$49.06	$0.20
Second quarter	72.88	63.23	0.23	60.58	49.94	0.20
Third quarter	73.75	65.44	0.23	69.35	56.75	0.20
Fourth quarter	75.49	61.12	0.29	74.57	65.45	0.23
Issuer purchases of equity securities for the fourth quarter 2014 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2014	86,845		$69.02	86,845	12,028,499
November 1-30, 2014	229,247		74.01	229,247	11,799,252
December 1-31, 2014	495,576	(1)	70.25	493,116	11,306,136
Total	811,668		71.18	809,208

(1)	Includes the surrender of 2,460 shares of the Company's common shares in connection with the vesting of restricted shares granted pursuant to the Company's 2006 Equity and Performance Incentive Plan.

(2)
On July 26, 2013, the Company announced a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 45 million. Total shares purchased through the share repurchase program were 33,693,864 shares at a cost of $899.6 million for a weighted average cost of $26.70 per share through December 31, 2014.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2010 and ending December 31, 2014. This graph assumes that $100 was invested on December 31, 2009 in each of the Company's common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, was not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Net sales	$2,813,324	$2,852,671	$2,853,367	$2,694,609	$2,070,172
Net income	254,686	293,780	257,411	217,186	130,244
Basic earnings per share	3.22	3.58	3.10	2.60	1.54
Diluted earnings per share	3.18	3.54	3.06	2.56	1.53
Cash dividends declared per share	0.980	0.830	0.710	0.635	0.575
Total assets	1,939,215	2,151,867	2,089,863	1,976,776	1,783,788
Long-term debt	2,488	3,791	1,599	1,960	84,627

(1)
Results for 2014 include net rationalization and asset impairment charges of $30,053 ($30,914 after-tax) which primarily include $32,742 ($32,706 after-tax) in non-cash asset impairment charges partially offset by gains of $3,930 ($2,754 after-tax) related to the sale of assets. Associated with the impairment of long-lived assets is an offsetting special item of $805 representing portions attributable to non-controlling interests. Results also include charges of $21,133 ($21,133 after-tax) related to Venezuelan remeasurement losses.

(2)
Results for 2013 include net rationalization and asset impairment charges of $8,463 ($7,573 after-tax) which include $3,658 ($2,965 after-tax) in rationalization charges and impairment charges net of gains on disposals of $4,805 ($4,608 after-tax). Results also include a charge of $12,198 ($12,198 after-tax) related to the devaluation of the Venezuelan currency and a loss of $705 ($705 after-tax) related to a loss on the sale of land. Associated with the impairment of long-lived assets and loss on the sale of land is an offsetting special item of $1,068 representing portions attributable to non-controlling interests.

(3)
Results for 2012 include net rationalization and asset impairment charges of $9,354 ($7,442 after-tax) which include $7,512 ($6,153 after-tax) in rationalization charges and asset disposal and impairment charges of $1,842 ($1,289 after-tax). Results also include a charge of $1,381 ($906 after-tax) related to a change in Venezuelan labor law, which provides for increased employee severance obligations.

(4)
Results for 2011 include net rationalization and asset impairment charges of $282 ($237 after-tax) resulting from rationalization activities primarily initiated in 2009 and a gain of $4,844 related to a favorable adjustment for tax audit settlements.

(5)
Results for 2010 include net rationalization and asset impairment gains of $384 ($894 after-tax) which include net gains of $3,684 ($3,725 after-tax) related to the sale of property and asset disposals, impairment charges of $883 ($801 after-tax) and $2,417 ($2,030 after-tax) in rationalization charges. Results also include a net charge of $3,123 ($3,560 after-tax) related to the change in functional currency and devaluation of the Venezuelan currency, income of $5,092 was recognized due to an adjustment in tax liabilities for a change in applicable tax regulations, a gain of $108 after-tax in non-controlling interests related to the impairment of assets for a majority-owned consolidated subsidiary and a charge of $1,890 after-tax in non-controlling interests related to gains on the disposal of assets in a majority-owned consolidated subsidiary.

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
The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. Welding products include arc welding power sources, wire feeding systems, robotic welding packages, fume extraction equipment, consumable electrodes and fluxes. The Company's product offering also includes CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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
The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East. The Asia Pacific Welding segment primarily includes welding operations in China and Australia. The South America Welding segment primarily includes welding operations in Brazil, Colombia and Venezuela. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 5 to the Company's consolidated financial statements for segment and geographic area information.
The principal raw materials essential to the Company's business are steel, electronic components, engines, brass, copper, silver, aluminum alloys and various chemicals, all of which are normally available for purchase in the open market.

The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 37 facilities worldwide.
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
Key financial measures utilized by the Company's executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; operating income; earnings before interest and taxes; earnings before interest, taxes and bonus; net income; adjusted operating income; adjusted earnings before interest and income taxes, adjusted net income; adjusted diluted earnings per share; operating cash flows; and capital expenditures, including applicable ratios such as return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.
Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,813,324	100.0%	$2,852,671	100.0%	$2,853,367	100.0%
Cost of goods sold	1,864,027	66.3%	1,910,017	67.0%	1,986,711	69.6%
Gross profit	949,297	33.7%	942,654	33.0%	866,656	30.4%
Selling, general & administrative expenses	545,497	19.4%	527,206	18.5%	495,221	17.4%
Rationalization and asset impairment charges	30,053	1.1%	8,463	0.3%	9,354	0.3%
Operating income	373,747	13.3%	406,985	14.3%	362,081	12.7%
Interest income	3,093	0.1%	3,320	0.1%	3,988	0.1%
Equity earnings in affiliates	5,412	0.2%	4,806	0.2%	5,007	0.2%
Other income	3,995	0.1%	4,194	0.1%	2,685	0.1%
Interest expense	(10,434)	(0.4%)	(2,864)	(0.1%)	(4,191)	(0.1%)
Income before income taxes	375,813	13.4%	416,441	14.6%	369,570	13.0%
Income taxes	121,933	4.3%	124,754	4.4%	112,354	3.9%
Net income including non-controlling interests	253,880	9.0%	291,687	10.2%	257,216	9.0%
Non-controlling interests in subsidiaries' loss	(806)	—	(2,093)	(0.1%)	(195)	—
Net income	$254,686	9.1%	$293,780	10.3%	$257,411	9.0%

2014 Compared with 2013
Net Sales: Net sales for 2014 decreased 1.4% from 2013. The sales decrease reflects volume decreases of 2.0%, price increases of 1.8%, increases from acquisitions of 1.5% and unfavorable impacts from foreign exchange of 2.6%. Sales volumes decreased primarily as a result of softer volumes in South America Welding. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela partially offset by pricing declines in The Harris Products Group due to decreases in the costs of silver and copper. Net sales for 2014 include $71,793 in sales from the Company's Venezuelan operations compared with $109,139 in sales from the Company's Venezuelan operations in 2013.
Gross Profit:  Gross profit increased 0.7% to $949,297 during 2014 compared with $942,654 in 2013. As a percentage of Net sales, Gross profit increased to 33.7% in 2014 compared with 33.0% in 2013. The increase was the result of geographic mix and operational improvements. Foreign currency exchange rates had a $28,377 unfavorable translation impact in 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.
Selling, General & Administrative ("SG&A") Expenses:  SG&A expenses increased 3.5% to $545,497 during 2014 compared with $527,206 in 2013. The increase was primarily due to higher foreign exchange transaction losses of $16,472, incremental SG&A expenses from acquisitions of $8,051 and higher bonus expense of $5,511, partially offset by lower foreign currency translation of $14,627. Foreign exchange transaction losses in 2014 include a charge of $17,665 relating to a Venezuelan remeasurement loss compared with a charge of $8,081 in 2013 due to the devaluation of the Venezuelan currency.
Rationalization and Asset Impairment Charges:  In 2014, the Company recorded $30,053 in charges primarily related to non-cash long-lived asset impairment charges partially offset by gains on the sale of assets. See "Rationalization and Asset Impairments" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $5,412 in 2014 compared with earnings of $4,806 in 2013. The increase was primarily due to an increase in earnings in Turkey.
Interest Expense:  Interest expense increased to $10,434 in 2014 from $2,864 in 2013. The increase was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and the accretion of the related liability.
Income Taxes:  The Company recorded $121,933 of tax expense on pre-tax income of $375,813, resulting in an effective tax rate of 32.4% for 2014. The effective income tax rate is lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
The effective income tax rate of 30.0% for 2013 was lower than the Company's statutory rate primarily due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carry-forwards for which valuation allowances had been previously provided.
Net Income:  Net income for 2014 was $254,686 compared with $293,780 in the prior year. Diluted earnings per share for 2014 were $3.18 compared with diluted earnings of $3.54 per share in 2013. Net income for 2014 included a loss of $8,238, or $0.10 per diluted share, from the Company's Venezuelan operations compared with Net income of $25,614, or $0.31 per diluted share, from the Company's Venezuelan operations in 2013. Foreign currency exchange rate movements had an unfavorable translation effect of $8,258 and $1,572 on Net income for 2014 and 2013, respectively.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2014:

		Change in Net Sales due to:
	Net Sales 2013	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2014
Operating Segments
North America Welding	$1,652,769	$4,335	$42,184	$13,247	$(11,611)	$1,700,924
Europe Welding	429,548	8,107	—	(3,722)	(8,158)	425,775
Asia Pacific Welding	266,282	(17,516)	—	1,351	(6,317)	243,800
South America Welding	195,895	(59,554)	—	57,461	(45,207)	148,595
The Harris Products Group	308,177	6,722	—	(18,411)	(2,258)	294,230
Consolidated	$2,852,671	$(57,906)	$42,184	$49,926	$(73,551)	$2,813,324
% Change
North America Welding		0.3%	2.6%	0.8%	(0.7%)	2.9%
Europe Welding		1.9%	—	(0.9%)	(1.9%)	(0.9%)
Asia Pacific Welding		(6.6%)	—	0.5%	(2.4%)	(8.4%)
South America Welding		(30.4%)	—	29.3%	(23.1%)	(24.1%)
The Harris Products Group		2.2%	—	(6.0%)	(0.7%)	(4.5%)
Consolidated		(2.0%)	1.5%	1.8%	(2.6%)	(1.4%)
Net sales volumes for 2014 decreased for South America Welding due to the lack of available raw materials in Venezuela and Asia Pacific Welding due to lower demand. North America Welding, Europe Welding and The Harris Products Group increased as a result of stronger end market demand in those geographies. Product pricing in North America Welding increased slightly due to the realization of price increases. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela. Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper. The increase in Net sales from acquisitions was due to the acquisitions of Easom Automation Systems, Inc. ("Easom") in October 2014, Robolution GmbH ("Robolution") in November 2013 and Burlington Automation Corporation ("Burlington") in November 2013 (see Note 3 to the consolidated financial statements for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted: Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted. The following table presents EBIT, as adjusted for 2014 by segment compared with 2013:

	Twelve Months Ended
	December 31,
	2014	2013	$ Change	% Change
North America Welding:
Net sales	$1,700,924	$1,652,769	48,155	2.9%
Inter-segment sales	124,732	127,254	(2,522)	(2.0%)
Total Sales	$1,825,656	$1,780,023	45,633	2.6%

EBIT, as adjusted	$335,465	$318,507	16,958	5.3%
As a percent of total sales	18.4%	17.9%		0.5%

Europe Welding:
Net sales	$425,775	$429,548	(3,773)	(0.9%)
Inter-segment sales	19,586	19,911	(325)	(1.6%)
Total Sales	$445,361	$449,459	(4,098)	(0.9%)

EBIT, as adjusted	$48,822	$36,247	12,575	34.7%
As a percent of total sales	11.0%	8.1%		2.9%

Asia Pacific Welding:
Net sales	$243,800	$266,282	(22,482)	(8.4%)
Inter-segment sales	14,820	14,906	(86)	(0.6%)
Total Sales	$258,620	$281,188	(22,568)	(8.0%)

EBIT, as adjusted	$1,321	$1,815	(494)	(27.2%)
As a percent of total sales	0.5%	0.6%		(0.1%)

South America Welding:
Net sales	$148,595	$195,895	(47,300)	(24.1%)
Inter-segment sales	144	233	(89)	(38.2%)
Total Sales	$148,739	$196,128	(47,389)	(24.2%)

EBIT, as adjusted	$15,953	$57,306	(41,353)	(72.2%)
As a percent of total sales	10.7%	29.2%		(18.5%)

The Harris Products Group:
Net sales	$294,230	$308,177	(13,947)	(4.5%)
Inter-segment sales	8,210	9,605	(1,395)	(14.5%)
Total Sales	$302,440	$317,782	(15,342)	(4.8%)

EBIT, as adjusted	$28,563	$27,826	737	2.6%
As a percent of total sales	9.4%	8.8%		0.6%
EBIT, as adjusted as a percent of total sales increased for North America Welding in 2014 as compared with 2013 due to operational improvements and lower pension expense, partially offset by higher SG&A expenses. The increase for Europe Welding is primarily due to volume increases, lower manufacturing costs and improved product mix, partially offset by higher SG&A expenses. The South America Welding decrease was a result of lower volumes related to disruptions of manufacturing operations due to the lack of available raw materials in Venezuela and higher SG&A expenses due to foreign exchange losses in Venezuela.

In 2014, EBIT, as adjusted, excluded net charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding EBIT, as adjusted, also excluded charges of $32,742 related to impairment of long-lived assets and a gain of $3,930 related to the sale of assets. South America Welding EBIT, as adjusted, excluded special item charges of $21,133, related to the adoption of a new foreign exchange mechanism in the first quarter.
In 2013, EBIT, as adjusted, excluded special item charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding EBIT, as adjusted, also excluded charges of $4,444 related to impairment of long-lived assets and a charge of $705 related to a loss on the sale of land. South America Welding EBIT, as adjusted, excluded special item charges of $12,198, related to the devaluation of the Venezuelan currency.
2013 Compared with 2012
Net Sales:  Net sales for 2013 remained flat with 2012. The sales change reflects volume decreases of 2.7%, price increases of 0.1%, increases from acquisitions of 3.2% and unfavorable impacts from foreign exchange of 0.6%. Sales volumes decreased as a result of soft demand in both domestic and international markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela offset by pricing declines in The Harris Products Group due to significant decreases in the costs of silver and copper. Net sales for 2013 include $109,139 in sales from the Company's Venezuelan operations.
Gross Profit:  Gross profit increased 8.8% to $942,654 during 2013 compared with $866,656 in 2012. As a percentage of Net sales, Gross profit increased to 33.0% in 2013 compared with 30.4% in 2012. The increase was the result of geographic mix and pricing stability in the wake of lower year over year input costs. The 2013 period includes incremental costs of $4,117 due to the devaluation of the Venezuelan currency and charges of $2,521 for inventory write-downs, partially offset by a gain of $1,672 from insurance proceeds. In 2012, the Company recorded charges of $2,334 related to the initial accounting for recent acquisitions and charges of $1,039 due to a change in Venezuelan labor law, which provides for increased employee severance obligations. Foreign currency exchange rates had a $5,622 unfavorable translation impact in 2013.
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
Net sales volumes for 2013 decreased for all operating segments except for South America Welding and The Harris Products Group, as a result of soft demand in both domestic and international markets. Net sales volumes in South America Welding increased as a result of improved demand in the South American markets. Net sales volumes in The Harris Products Group increased as a result of improved sales volumes on equipment. Product pricing in North America Welding increased slightly due to the realization of price increases and improved pricing management. Product pricing in Europe Welding decreased due to declining raw material costs. Product pricing decreased for Asia Pacific Welding due to lower raw material costs and competitive pricing conditions. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela. Product pricing decreased for The Harris Products Group because of significant decreases in the costs of silver and copper as compared to the prior year period. The increase in Net sales from acquisitions was due to the acquisitions of Robolution in November 2013, Burlington in November 2013, Tennessee Rand, Inc. ("Tenn Rand") in December 2012, Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn") in November 2012, Wayne Trail Technologies, Inc. ("Wayne Trail") in May 2012 and Weartech International, Inc. ("Weartech") in March 2012 (see Note 3 to the consolidated financial statements for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments, except for Europe Welding, decreased due to a stronger U.S. dollar.

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
EBIT, as adjusted as a percent of total sales increased for all segments, except for Asia Pacific Welding, in 2013 as compared with 2012. The North America Welding increase was primarily due to improved pricing management and lower material costs. The increase at Europe Welding was primarily due to cost control on volume decreases of 4.1%. The Asia Pacific Welding decrease was due to lower profitability in China and Australia due to weaker demand. The South America Welding increase was a result of improved pricing management and manufacturing costs in Brazil and Colombia, and pricing increases as a result of the highly inflationary economy in Venezuela. The Harris Products Group growth was primarily a result of improved product mix on equipment sales volume.

In 2013, EBIT, as adjusted, for North America Welding, Europe Welding and Asia Pacific Welding excluded special item charges of $1,052, $2,045 and $922, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding EBIT, as adjusted, also excluded charges of $4,444 related to impairment of long-lived assets and a charge of $705 related to a loss on the sale of land. South America Welding EBIT, as adjusted, excluded special item charges of $12,198, related to the devaluation of the Venezuelan currency.
In 2012, EBIT, as adjusted, for North America Welding, Europe Welding and Asia Pacific Welding excluded special item charges of $827, $3,534 and $4,993, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. South America Welding EBIT, as adjusted, excluded a special item charge of $1,381, related to a change in Venezuelan labor law, which provides for increased employee severance obligations.
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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2014	2013	2012
Operating income as reported	$373,747	$406,985	$362,081
Special items (pre-tax):
Rationalization and asset impairment charges	30,053	8,463	9,354
Loss on the sale of land	—	705	—
Venezuela foreign exchange losses	21,133	12,198	—
Venezuela statutory severance obligation	—	—	1,381
Adjusted operating income	$424,933	$428,351	$372,816
Special items included in Operating income during 2014 include net rationalization and asset impairment charges of $30,053 primarily consisting of non-cash asset impairment charges of $32,742 offset by gains of $3,930 related to the sale of assets. Special items for 2014 also include Venezuelan remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism in the first quarter.
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
Special items included in Operating income during 2012 include net rationalization and asset impairment charges of $9,354 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations initiated in 2012, partially offset by gains on the disposal of assets at rationalized operations and a charge of $1,381 related to a change in Venezuelan labor law, which provides for increased employee severance obligations.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
Net income as reported	$254,686	$293,780	$257,411
Special items (after-tax):
Rationalization and asset impairment charges	30,914	7,573	7,442
Loss on the sale of land	—	705	—
Venezuela foreign exchange losses	21,133	12,198	—
Venezuela statutory severance obligation	—	—	906
Special items attributable to non-controlling interests	(805)	(1,068)	—
Adjusted net income	$305,928	$313,188	$265,759
Diluted earnings per share as reported	$3.18	$3.54	$3.06
Special items per share	0.64	0.23	0.10
Adjusted diluted earnings per share	$3.82	$3.77	$3.16
Net income for 2014 includes net rationalization and asset impairment charges of $30,914 primarily consisting of non-cash asset impairment charges of $32,706 partially offset by gains of $2,754 related to the sale of assets. Associated with the impairment of long-lived assets is an offsetting special item of $805 attributable to non-controlling interests. Special items for 2014 also include Venezuelan remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism in the first quarter. Adjusted net income for 2014 includes $13,279, or $0.17 per diluted share, from the Company's Venezuelan operations.
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
Net income for 2012 includes net rationalization and asset impairment charges of $7,442 primarily related to employee severance and other costs associated with the consolidation of manufacturing operations initiated in 2012 partially offset by gains on the disposal of assets at rationalized operations and a charge of $906 related to a change in Venezuelan labor law, which provides for increased employee severance obligations.
Liquidity and Capital Resources
The Company's cash flow from operations can be cyclical. Operational cash flow is a key driver of liquidity, providing cash and access to capital markets. In assessing liquidity, the Company reviews working capital measurements to define areas for improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances, borrowings under its existing credit facilities and raising debt in capital markets.

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cash provided by operating activities	$401,702	$338,894	$327,484	$62,808	$11,410
Cash used by investing activities:	(78,985)	(129,500)	(187,471)	50,515	57,971
Capital expenditures	(72,990)	(76,015)	(52,715)	3,025	(23,300)
Acquisition of businesses, net of cash acquired	(24,230)	(53,161)	(134,602)	28,931	81,441
Proceeds from the sale of property, plant and equipment	17,457	1,393	1,387	16,064	6
Other investing activities	778	(1,717)	(1,541)	2,495	(176)
Cash used by financing activities:	(314,355)	(194,184)	(216,838)	(120,171)	22,654
Proceeds from (payments on) short-term borrowings, net	47,876	(1,451)	(4,533)	49,327	3,082
Proceeds from (payments on) long-term borrowings, net	5,455	(389)	(84,770)	5,844	84,381
Proceeds from exercise of stock options	9,116	20,297	18,776	(11,181)	1,521
Excess tax benefit from stock-based compensation	5,967	10,602	7,819	(4,635)	2,783
Purchase of shares for treasury	(307,178)	(167,879)	(81,018)	(139,299)	(86,861)
Cash dividends paid to shareholders	(73,261)	(49,277)	(73,112)	(23,984)	23,835
Transactions with non-controlling interests	(2,330)	(6,087)	—	3,757	(6,087)
(Decrease) increase in Cash and cash equivalents	(21,446)	13,361	(74,637)
Cash and cash equivalents decreased 7.2%, or $21,446, to $278,379 during the twelve months ended December 31, 2014, from $299,825 as of December 31, 2013. This decrease was predominantly due to increases in purchases of common shares for treasury to $307,178 and cash dividends paid to shareholders of $73,261.
Cash provided by operating activities increased $62,808 for the twelve months ended December 31, 2014 compared with the twelve months ended December 31, 2013. The increase was predominantly due to a decrease of $51,284 in pension contributions and payments and a refund of a Canadian tax deposit of $50,282 in 2014. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable. Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, decreased to 16.5% at December 31, 2014 compared with 17.6% at December 31, 2013. Days sales in inventory decreased to 92.3 days at December 31, 2014 from 93.2 days at December 31, 2013. Accounts receivable days decreased to 45.7 days at December 31, 2014 from 50.3 days at December 31, 2013. Average days in accounts payable decreased to 45.0 days at December 31, 2014 from 45.5 days at December 31, 2013.
Cash used by investing activities decreased by $50,515 in the twelve months ended December 31, 2014 compared with the twelve months ended December 31, 2013. The decrease was predominantly due to a decrease in the acquisition of businesses of $28,931 and an increase in proceeds from the sale of property, plant and equipment of $16,064. The Company anticipates capital expenditures of $65,000 to $75,000 in 2015. Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company's continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company's facilities.
Cash used by financing activities increased $120,171 in the twelve months ended December 31, 2014 compared with the twelve months ended December 31, 2013. The increase was predominantly due to higher cash dividends paid to shareholders of $23,984 and higher purchases of common shares for treasury of $139,299 partially offset by higher proceeds from short-term borrowings of $49,327. The Company currently anticipates share repurchases of approximately $400,000 in 2015.

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
The Company's debt levels increased from $19,087 at December 31, 2013 to $70,654 at December 31, 2014. Debt to total invested capital increased to 5.2% at December 31, 2014 from 1.2% at December 31, 2013.
The Company paid $73,261 and $49,277 in cash dividends to its shareholders in the twelve months ended December 31, 2014 and 2013, respectively.
The Company has a share repurchase program for up to 45 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the twelve months ended December 31, 2014, the Company purchased a total of 4.4 million shares at a cost of $307,178. As of December 31, 2014, 11.3 million shares remained available for repurchase under the stock repurchase program.
The Company made voluntary contributions to its U.S. defined benefit plans of $21,175, $75,216 and $60,277 in 2014, 2013 and 2012, respectively. The Company expects to voluntarily contribute $21,000 to U.S. plans in 2015. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2015.
Canada - Notice of Reassessment
As discussed in Note 12 to the consolidated financial statements, in July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency (the “CRA”) in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessments to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company had elected to deposit the entire amount of the dispute in order to suspend continuing interest charges.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the reassessment, this tax litigation is concluded. In December 2014 the Company received a partial refund of the cash deposit with a value of $50,282. The Company also received interest on the deposit of $1,236. The Company expects the balance of the cash deposit of $27,068, recorded in Other current assets as of December 31, 2014, plus 1% annual interest to be received in the first quarter of 2015.
Rationalization and Asset Impairments
In 2014, the Company recorded net rationalization and asset impairment charges of $30,053 resulting from rationalization activities primarily initiated in the third quarter 2014. The 2014 net charges include $1,241 primarily related to employee severance and other related costs and $32,742 in asset impairment charges, partially offset by gains from sales of assets of $3,930.
In 2013, the Company recorded net rationalization and asset impairment charges of $8,463 resulting from rationalization activities primarily initiated in 2012 and the third quarter of 2013. The 2013 net charges include $3,658 primarily related to employee severance and other related costs and $4,961 in asset impairment charges, partially offset by gains from sales of assets $156.
In 2012, the Company recorded net rationalization and asset impairment charges of $9,354 resulting from rationalization activities primarily initiated in 2012 to align its business to current market conditions. The 2012 net charges include $7,512 primarily related to employee severance and other related costs, partially offset by gains from sales of assets at rationalized operations and $1,842 in asset impairment charges.
Fair values of impaired assets were determined using projected discounted cash flows.
Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
At December 31, 2014 and 2013, the fair value of long-term debt, including the current portion, was approximately $9,323 and $4,212, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2014, the Company was in compliance with all of its covenants and had $50,000 in outstanding borrowings under the Credit Agreement, which was recorded in Amounts due banks.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Short-term Borrowings
The Company's short-term borrowings included in Amounts due banks were $61,155 and $14,581 at December 31, 2014 and 2013, respectively. Amounts due banks included the outstanding borrowings under the Credit Agreement and the borrowings of foreign subsidiaries at weighted average interest rates of 3.1% and 11.3% at December 31, 2014 and 2013, respectively.
Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2014 are as follows:

	Payments Due By Period
	Total	2015	2016 to 2017	2018 to 2019	2020 and Beyond
Long-term debt, including current portion	$9,301	$6,938	$1,751	$196	$416
Interest on long-term debt	963	760	159	23	21
Capital lease obligations	198	76	109	13	—
Short-term debt	61,155	61,155	—	—	—
Interest on short-term debt	903	903	—	—	—
Operating leases	44,396	12,372	18,567	9,551	3,906
Purchase commitments(1)	162,021	159,428	2,491	102	—
Total	$278,937	$241,632	$23,077	$9,885	$4,343
_______________________________________________________________________________

(1)	Purchase commitments include contractual obligations for raw materials and services.
As of December 31, 2014, there was $18,389 of tax liabilities related to unrecognized tax benefits and a $21,839 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur. See Note 12 and Note 14 to the Company's consolidated financial statements for further discussion. Additionally, in connection with prior acquisitions, there were liabilities with fair values as of December 31, 2014 of $6,912 for a contingent consideration arrangement and $25,268 for a forward contract to acquire an additional ownership interest in a majority owned subsidiary.  The amount of future cash flows associated with these liabilities will be contingent upon actual results of the acquired entities.  See Note 14 to the Company’s consolidated financial statements for further discussion.
The Company expects to voluntarily contribute $21,000 to the U.S. defined benefit plans in 2015.

Stock-Based Compensation
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2014, there were 2,330,493 common shares available for future grant under all plans.
Under these plans, options, restricted shares and restricted stock units granted were 22,909 in 2014, 357,494 in 2013 and 567,023 in 2012. The Company issued common shares from treasury upon all exercises of stock options and the granting of restricted stock awards in 2014, 2013 and 2012.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2014, 2013 and 2012 was $8,416, $9,734 and $8,961, respectively with a related tax benefit of $3,222, $3,727 and $3,409, respectively. As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $12,452, which is expected to be recognized over a weighted average period of approximately 3.0 years.
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2014, was $65,873 and $64,161, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $14,647, $26,288 and $25,936 respectively.
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
New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.
Critical Accounting Policies
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2014. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

Legal and Tax Contingencies
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims, regulatory claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure is provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves.
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
The Company maintains reserves for estimated income tax exposures for many jurisdictions. Exposures are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may materially differ from these estimates. See Note 12 to the Company's consolidated financial statements for further discussion of tax contingencies.
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
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $22,351, $7,759 and $4,608 in 2014, 2013 and 2012, respectively.
Venezuela – Highly Inflationary Economy
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the official rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. In 2013, the devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $4,117 due to the liquidation of inventory valued at the historical exchange rate.
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
The SICAD I rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position. In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (“SIMADI”), which will replace the SICAD II exchange and allow for trading based on supply and demand. An initial exchange rate for the SIMADI market was established at approximately 170.0 bolivars to the U.S. dollar. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company determined that the SICAD I rate remained the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars as of December 31, 2014. As of December 31, 2014, the SICAD I rate was 12.0 bolivars to the U.S dollar. If in the future the Company were to convert bolivars at a rate other than the SICAD I rate the Company may realize additional losses or gains to earnings.
At December 31, 2014, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SICAD I rate include $8,446 for dividend payments, of which $4,386 have been outstanding for more than a year, and $7,904 to be paid at the official rate, of which $7,661 have been outstanding for more than a year.
In the 2014, the Company’s Venezuela operations contributed $71,793 to Net sales for the Company. Net income included a loss of $8,238, or $0.10 per diluted share from Venezuela. Adjusted net income for the 2014 included $13,279, or $0.17 per diluted share, from Venezuela. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, which includes $2,124 of cash and cash equivalents and the bolivar-denominated monetary net asset position was $38,633 at December 31, 2013, which includes $50,642 of cash and cash equivalents.
The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  For example, a future devaluation in the Venezuelan currency to the SIMADI rate would result in the Company realizing additional charges of approximately $22,000 to Cost of goods sold based on December 31, 2014 inventory levels and gains of approximately $1,000 to Selling, general and administrative expenses based upon the December 31, 2014 bolivar-denominated monetary net liability position. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal productions levels in Venezuela.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $16,032 that are not expected to be permanently reinvested were not significant. At December 31, 2014, the Company had approximately $94,797 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2014, a valuation allowance of $48,840 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.

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
A substantial portion of the Company's pension amounts relate to its defined benefit plan in the United States. The fair value of plan assets is determined at December 31 of each year.
A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 7.3% and 7.4% at December 31, 2014 and 2013, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2014, investment returns were 11.5% compared with a return of 12.4% in 2013. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $2,100.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 4.1% at December 31, 2014 and 4.7% at December 31, 2013. A 10 basis point change in the discount rate would increase or decrease pension expense by approximately $1,200.
Pension expense relating to the Company's defined benefit plans was $12,395, $29,908 and $36,258 in 2014, 2013 and 2012, respectively. The Company expects 2015 defined benefit pension expense to increase by a range of approximately $10,000 to $12,000.
The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $314,411 as of December 31, 2014 and $256,260 as of December 31, 2013. The increase is primarily the result of actuarial losses recorded during the year. Actuarial losses arising during 2014 are primarily attributable to a lower discount rate and the adoption of new mortality tables.
The Company made voluntary contributions to its U.S. defined benefit plans of $21,175, $75,216 and $60,277 in 2014, 2013 and 2012, respectively. The Company expects to voluntarily contribute $21,000 to the U.S. plans in 2015. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2015.
Inventories
Inventories are valued at the lower of cost or market. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out ("LIFO") method, and for non-U.S. inventories, cost is determined by the first-in, first-out ("FIFO") method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $71,311 at December 31, 2014 and $70,882 at December 31, 2013.
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
The fair value of goodwill for all of the Company's operating business units exceeded its carrying value by at least 10% as of the testing date during the fourth quarter of 2014. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.
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
During 2014, the Company identified long-lived assets for planned divestiture.  In anticipation of the divestiture, the Company reviewed the carrying values and future cash flows of certain long-lived assets for potential impairment.  The Company determined that for certain assets, including the planned divestiture, the carrying values of the assets exceeded the fair values resulting in non-cash impairment charges of $32,617 recorded in Rationalization and asset impairment charges.  As of December 31, 2014, the assets identified for divestiture were classified as held for sale.
Stock-Based Compensation
The Company utilizes the Black-Scholes option pricing model for estimating fair values of options. The Black-Scholes model requires assumptions regarding the volatility of the Company's common shares, the expected life of the stock award and the Company's dividend yield. The Company utilizes historical data in determining these assumptions. An increase or decrease in the assumptions or economic events outside of management's control could have an impact on the Black-Scholes model.

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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2014, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates. The contractual derivative, borrowing and investment arrangements in effect at December 31, 2014 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.

Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 2014, the Company hedged certain third-party and inter-company purchases and sales. At December 31, 2014, the Company had foreign exchange contracts with a notional value of approximately $87,999, which includes net investment hedges. At December 31, 2014, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company's financial statements.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 2014 would not materially affect the Company's financial statements.
Interest Rate Risk
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. A hypothetical 1.0% increase in interest rates would not materially affect the Company's financial statements. The Company uses interest rate derivatives to manage interest rate risk. The Company had no interest rate derivatives outstanding during 2014 or 2013.
The Company's return on cash and cash equivalents are also subject to interest rate risk. As of December 31, 2014, the Company had $278,379 in cash and cash equivalents. A hypothetical change of 1.0% in interest rates would not materially affect the Company's financial statements. The fair value of the Company's Cash and cash equivalents at December 31, 2014 approximated carrying value. The Company's financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2015 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 30, 2015.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2015 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2015 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2015 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 9 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2015 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2015 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets – December 31, 2014 and 2013
Consolidated Statements of Income – Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity – Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

10.20*	Amendment No. 3 to the 2006 Stock Plan for Non-Employee Directors dated February 17, 2015.
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

10.34*
Form of Restricted Stock Unit Agreement for Executive Officers (for awards granted on or after December 16, 2013) (filed as Exhibit 10.33 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2013, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
By:	/s/ VINCENT K. PETRELLA
Vincent K. Petrella Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER L. MAPES	/s/ VINCENT K. PETRELLA
Christopher L. Mapes, Chairman, President and Chief Executive Officer (principal executive officer) February 20, 2015	Vincent K. Petrella, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer) February 20, 2015

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Harold L. Adams, Director February 20, 2015	Vincent K. Petrella as Attorney-in-Fact for Curtis E. Espeland, Director February 20, 2015

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for David H. Gunning, Director February 20, 2015	Vincent K. Petrella as Attorney-in-Fact for Stephen G. Hanks, Director February 20, 2015

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Robert J. Knoll, Director February 20, 2015	Vincent K. Petrella as Attorney-in-Fact for G. Russell Lincoln, Director February 20, 2015

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 20, 2015	Vincent K. Petrella as Attorney-in-Fact for William E. MacDonald, III, Director February 20, 2015

/s/ VINCENT K. PETRELLA	/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for Phillip J. Mason, Director February 20, 2015	Vincent K. Petrella as Attorney-in-Fact for Hellene S. Runtagh, Director February 20, 2015

/s/ VINCENT K. PETRELLA
Vincent K. Petrella as Attorney-in-Fact for George H. Walls, Jr., Director February 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 20, 2015

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$278,379	$299,825
Accounts receivable (less allowance for doubtful accounts of $7,734 in 2014; $8,398 in 2013)	321,862	367,134
Inventories
Raw materials	109,210	112,478
Work-in-process	40,927	38,963
Finished goods	180,703	198,522
Total inventory	330,840	349,963
Deferred income taxes	9,164	10,922
Other current assets	158,432	102,931
Total Current Assets	1,098,677	1,130,775
Property, Plant and Equipment
Land	46,553	48,369
Buildings	361,846	373,373
Machinery and equipment	694,203	723,715
	1,102,602	1,145,457
Less accumulated depreciation	665,393	661,452
Property, Plant and Equipment, Net	437,209	484,005
Other Assets
Prepaid pensions	1,240	36,116
Equity investments in affiliates	27,481	26,618
Intangibles, net	132,361	147,012
Goodwill	179,517	174,715
Long-term investments	31,119	32,763
Deferred income taxes	2,940	3,556
Other non-current assets	28,671	116,307
Total Other Assets	403,329	537,087
TOTAL ASSETS	$1,939,215	$2,151,867
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2014	2013
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$61,155	$14,581
Trade accounts payable	202,482	212,799
Accrued employee compensation and benefits	64,718	68,263
Accrued expenses	29,634	29,613
Accrued taxes, including income taxes	18,626	46,109
Accrued pensions	2,971	10,564
Dividends payable	22,329	18,619
Accrued bonuses	29,955	30,206
Customer advances	26,468	24,319
Other current liabilities	27,070	1,129
Current portion of long-term debt	7,011	715
Total Current Liabilities	492,419	456,917
Long-Term Liabilities
Long-term debt, less current portion	2,488	3,791
Accrued pensions	32,803	26,999
Deferred income taxes	40,761	48,103
Accrued taxes	25,571	36,149
Other long-term liabilities	59,392	49,220
Total Long-Term Liabilities	161,015	164,262
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2014 and 2013; outstanding – 76,997,161 shares in 2014 and 81,010,084 shares in 2013	9,858	9,858
Additional paid-in capital	258,816	240,519
Retained earnings	2,086,174	1,908,462
Accumulated other comprehensive loss	(288,622)	(151,941)
Treasury shares, at cost – 21,584,273 shares in 2014 and 17,571,350 shares in 2013	(783,677)	(480,296)
Total Shareholders' Equity	1,282,549	1,526,602
Non-controlling interests	3,232	4,086
Total Equity	1,285,781	1,530,688
TOTAL LIABILITIES AND EQUITY	$1,939,215	$2,151,867
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$2,813,324	$2,852,671	$2,853,367
Cost of goods sold	1,864,027	1,910,017	1,986,711
Gross profit	949,297	942,654	866,656
Selling, general & administrative expenses	545,497	527,206	495,221
Rationalization and asset impairment charges	30,053	8,463	9,354
Operating income	373,747	406,985	362,081
Other income (expense):
Interest income	3,093	3,320	3,988
Equity earnings in affiliates	5,412	4,806	5,007
Other income	3,995	4,194	2,685
Interest expense	(10,434)	(2,864)	(4,191)
Total other income (expense)	2,066	9,456	7,489
Income before income taxes	375,813	416,441	369,570
Income taxes	121,933	124,754	112,354
Net income including non-controlling interests	253,880	291,687	257,216
Non-controlling interests in subsidiaries' loss	(806)	(2,093)	(195)
Net income	$254,686	$293,780	$257,411

Basic earnings per share	$3.22	$3.58	$3.10
Diluted earnings per share	$3.18	$3.54	$3.06

Cash dividends declared per share	$0.98	$0.83	$0.71
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income including non-controlling interests	$253,880	$291,687	$257,216
Other comprehensive income, net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(121) in 2014; $(141) in 2013; $(201) in 2012	(378)	289	(832)
Defined pension plan activity, net of tax of $(20,951) in 2014; $60,556 in 2013; $(3,492) in 2012	(37,200)	101,151	(6,475)
Currency translation adjustment	(98,365)	(19,955)	19,635
Transactions with non-controlling interests	(4)	155	—
Other comprehensive income (loss)	(135,947)	81,640	12,328
Comprehensive income	117,933	373,327	269,544
Comprehensive (loss) income attributable to non-controlling interests	(72)	(3,912)	(348)
Comprehensive income attributable to shareholders	$118,005	$377,239	$269,892
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2011	83,757	$9,858	$179,104	$1,484,393	$(247,881)	$(248,528)	$16,296	$1,193,242
Net income				257,411			(195)	257,216
Unrecognized amounts from defined benefit pension plans, net of tax					(6,475)			(6,475)
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(832)			(832)
Currency translation adjustment					19,788		(153)	19,635
Cash dividends declared – $0.71 per share				(59,136)				(59,136)
Issuance of shares under benefit plans	985		26,020			9,669		35,689
Purchase of shares for treasury	(1,797)					(81,018)		(81,018)
Balance at December 31, 2012	82,945	9,858	205,124	1,682,668	(235,400)	(319,877)	15,948	1,358,321
Net income				293,780			(2,093)	291,687
Unrecognized amounts from defined benefit pension plans, net of tax					101,151			101,151
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					289			289
Currency translation adjustment					(18,136)		(1,819)	(19,955)
Cash dividends declared – $0.83 per share				(67,986)				(67,986)
Issuance of shares under benefit plans	787		33,693			7,460		41,153
Purchase of shares for treasury	(2,722)					(167,879)		(167,879)
Transactions with non-controlling interests			1,702		155		(7,950)	(6,093)
Balance at December 31, 2013	81,010	9,858	240,519	1,908,462	(151,941)	(480,296)	4,086	1,530,688
Net income				254,686			(806)	253,880
Unrecognized amounts from defined benefit pension plans, net of tax					(37,200)			(37,200)
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(378)			(378)
Currency translation adjustment					(99,099)		734	(98,365)
Cash dividends declared – $0.98 per share				(76,974)				(76,974)
Issuance of shares under benefit plans	385		19,781			3,797		23,578
Purchase of shares for treasury	(4,398)					(307,178)		(307,178)
Transactions with non-controlling interests			(1,484)		(4)		(782)	(2,270)
Balance at December 31, 2014	76,997	$9,858	$258,816	$2,086,174	$(288,622)	$(783,677)	$3,232	$1,285,781
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254,686	$293,780	$257,411
Non-controlling interests in subsidiaries' loss	(806)	(2,093)	(195)
Net income including non-controlling interests	253,880	291,687	257,216
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	29,574	5,092	1,740
Depreciation and amortization	69,607	68,883	65,334
Equity (earnings) loss in affiliates, net	(1,848)	(1,660)	160
Deferred income taxes	17,887	17,817	(2,137)
Stock-based compensation	8,416	9,734	8,961
Pension expense	12,395	29,774	35,515
Pension contributions and payments	(36,072)	(87,356)	(69,646)
Foreign exchange loss (gain)	13,586	(3,976)	3,506
Other, net	4,509	5,886	(818)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	5,876	(5,437)	57,759
(Increase) decrease in inventories	(5,718)	13,310	28,286
Decrease (increase) in other current assets	32,081	2,811	(9,506)
Increase in accounts payable	2,135	794	16,110
(Decrease) increase in other current liabilities	(3,736)	(7,785)	21,887
Net change in other long-term assets and liabilities	(870)	(680)	(86,883)
NET CASH PROVIDED BY OPERATING ACTIVITIES	401,702	338,894	327,484
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(72,990)	(76,015)	(52,715)
Acquisition of businesses, net of cash acquired	(24,230)	(53,161)	(134,602)
Proceeds from sale of property, plant and equipment	17,457	1,393	1,387
Other investing activities	778	(1,717)	(1,541)
NET CASH USED BY INVESTING ACTIVITIES	(78,985)	(129,500)	(187,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	11,124	1,230	2,518
Payments on short-term borrowings	(12,226)	(2,164)	(4,293)
Amounts due banks, net	48,978	(517)	(2,758)
Proceeds from long-term borrowings	8,754	61	918
Payments on long-term borrowings	(3,299)	(450)	(85,688)
Proceeds from exercise of stock options	9,116	20,297	18,776
Excess tax benefit from stock-based compensation	5,967	10,602	7,819
Purchase of shares for treasury	(307,178)	(167,879)	(81,018)
Cash dividends paid to shareholders	(73,261)	(49,277)	(73,112)
Transactions with non-controlling interests	(2,330)	(6,087)	—
NET CASH USED BY FINANCING ACTIVITIES	(314,355)	(194,184)	(216,838)
Effect of exchange rate changes on cash and cash equivalents	(29,808)	(1,849)	2,188
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,446)	13,361	(74,637)
Cash and cash equivalents at beginning of year	299,825	286,464	361,101
CASH AND CASH EQUIVALENTS AT END OF YEAR	$278,379	$299,825	$286,464
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
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $22,351, $7,759 and $4,608 in 2014, 2013 and 2012, respectively.
Venezuela – Highly Inflationary Economy
Venezuela is a highly inflationary economy under U.S. generally accepted accounting principles ("GAAP"). As a result, the financial statements of the Company's Venezuelan operation are reported under highly inflationary accounting rules as of January 1, 2010. Under highly inflationary accounting, the financial statements of the Company's Venezuelan operation have been remeasured into the Company's reporting currency and exchange gains and losses from the re-measurement of monetary assets and liabilities are reflected in current earnings. On February 8, 2013, the Venezuelan government announced the devaluation of its currency relative to the U.S. dollar. Effective February 13, 2013 the official rate moved from 4.3 to 6.3 bolivars to the U.S. dollar. In 2013, the devaluation of the bolivar resulted in a foreign currency transaction loss of $8,081 in Selling, general & administrative expenses and higher Cost of goods sold of $4,117 due to the liquidation of inventory valued at the historical exchange rate.
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
The SICAD I rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position. In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (“SIMADI”), which will replace the SICAD II exchange and allow for trading based on supply and demand. An initial exchange rate for the SIMADI market was established at approximately 170.0 bolivars to the U.S. dollar. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company determined that the SICAD I rate remained the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars as of December 31, 2014. As of December 31, 2014, the SICAD I rate was 12.0 bolivars to the U.S dollar. If in the future the Company were to convert bolivars at a rate other than the SICAD I rate the Company may realize additional losses or gains to earnings.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, which includes $2,124 of cash and cash equivalents and the bolivar-denominated monetary net asset position was $38,633 at December 31, 2013, which includes $50,642 of cash and cash equivalents.
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
Equity Investments
Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $18,542 at December 31, 2014 and $16,694 at December 31, 2013.

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
For derivative instruments that qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item are recognized in earnings. For derivative instruments that qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows), the effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive income with offsetting amounts recorded as Other current assets, Other non-current assets, Other current liabilities or Other long-term liabilities depending on the position and the duration of the contract. At settlement, the realized gain or loss is reflected in earnings in the same period or periods during which the hedged transaction affects earnings. Any remaining gain or loss on the derivative instrument is recognized in earnings. For derivative instruments that qualify as a net investment hedge (i.e., hedging the foreign currency exposure of a net investment in a foreign operation), the effective portion of the gain or loss on this derivative instrument is recognized in Accumulated other comprehensive loss with offsetting amounts recorded as Other current assets, Other non-current assets, Other current liabilities or Other long-term liabilities depending on the position and the duration of the contract. The gain or loss is subsequently reclassified to Selling, general, and administrative expenses, as the underlying hedged investment is liquidated. For derivative instruments not designated as hedges, the gain or loss from changes in the fair value of the instruments is recognized in earnings.
Research and Development
Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $43,256, $42,126 and $37,305 in 2014, 2013 and 2012, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Bonus
Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs. Bonus costs were $128,478 in 2014, $123,571 in 2013 and $124,947 in 2012.
Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized.
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

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$254,686	$293,780	$257,411
Denominator:
Basic weighted average shares outstanding	79,185	81,978	83,087
Effect of dilutive securities - Stock options and awards	911	1,064	1,088
Diluted weighted average shares outstanding	80,096	83,042	84,175
Basic earnings per share	$3.22	$3.58	$3.10
Diluted earnings per share	$3.18	$3.54	$3.06
For the years ended December 31, 2014, 2013 and 2012, common shares subject to equity-based awards of 260,090, 45,850 and 107,814, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 3 – ACQUISITIONS
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
During November 2013, the Company completed the acquisition of Robolution GmbH ("Robolution").  Robolution, based outside of Frankfurt, Germany, is a leading European provider of robotic arc welding systems. The acquisition added to the Company's growing automation business and will enable the Company to better support automation customers across three continents.
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
Combined revenues for Robolution and Burlington in 2013 were approximately $35,000. In addition, during 2013, the Company acquired a greater interest in its majority-owned joint venture, Lincoln Electric Heli (Zhengzhou) Welding Materials Company Ltd.
During 2012, the Company completed the acquisitions of Tennessee Rand, Inc. ("Tenn Rand"), Kaliburn, Burny and Cleveland Motion Control businesses (collectively, "Kaliburn"), Wayne Trail Technologies, Inc. (“Wayne Trail”), and Weartech International, Inc. (“Weartech”).
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
Wayne Trail, based in Fort Loramie, Ohio, is a manufacturer of automated systems and tooling, serving a wide range of applications in the metal processing market.  The acquisition added to the Company’s welding and automated solutions portfolio.
Weartech, based in Anaheim, California, is a producer of cobalt-based hard facing and wear-resistant welding consumables.  The acquisition added to the Company’s consumables portfolio.
Combined annual revenues for Tenn Rand, Kaliburn, Wayne Trail and Weartech at the dates of acquisition were approximately $161,000.
Pro forma information related to these acquisitions has not been presented because the impact on the Company's Consolidated Statements of Income is not material. Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2014 and 2013 were as follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance at December 31, 2012	$86,277	$25,357	$5,248	$614	$15,407	$132,903
Additions and adjustments	44,446	—	—	—	(1,027)	43,419
Foreign currency translation	(284)	(927)	111	(52)	(455)	(1,607)
Balance as of December 31, 2013	130,439	24,430	5,359	562	13,925	174,715
Additions and adjustments	18,014	—	(610)	—	(381)	17,023
Foreign currency translation	(3,859)	(7,700)	(97)	(106)	(459)	(12,221)
Balance as of December 31, 2014	$144,594	$16,730	$4,652	$456	$13,085	$179,517
Additions to goodwill primarily reflect goodwill recognized in the acquisitions of Easom in 2014 and Robolution and Burlington in 2013 (see Note 3). The reductions to goodwill result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial reporting purposes and amounts reclassified as held for sale assets attributable to a planned divestiture.
Gross and net intangible assets other than goodwill by asset class as of December 31, 2014 and 2013 were as follows:

		December 31, 2014
	Weighted Average Life	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	12	$32,358	$12,547	$16,273	$36,084
Customer relationships	14	70,658	19,923	—	50,735
Patents	20	24,195	6,509	—	17,686
Other	13	54,502	26,646	—	27,856
Total		$181,713	$65,625	$16,273	$132,361

	December 31, 2013
	Gross Amount	Accumulated Amortization	Indefinite Lived Assets	Total Intangible, Net
Trademarks and trade names	$38,566	$11,898	$18,310	$44,978
Customer relationships	74,935	16,837	—	58,098
Patents	23,861	6,205	—	17,656
Other	49,578	23,298	—	26,280
Total	$186,940	$58,238	$18,310	$147,012
Decreases in gross and net intangible assets primarily reflect amounts reclassified as held for sale assets attributable to a planned divestiture and the impairment of intangible assets in 2014 (see Note 6). The Company recognized non-cash impairment losses of $10,484 within Rationalization and asset impairment charges, related to customer relationships, definite and indefinite lived trademarks and other definite lived intangible assets. Aggregate amortization expense was $13,869, $13,342 and $10,641 for 2014, 2013 and 2012, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $13,837 in 2015, $13,482 in 2016, $12,581 in 2017, $11,939 in 2018 and $11,320 in 2019.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 5 – SEGMENT INFORMATION
The Company's primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. The Company also has a leading global position in the brazing and soldering alloys market. The Company has aligned its business units into five operating segments to enhance the utilization of the Company's worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East. The Asia Pacific Welding segment primarily includes welding operations in China and Australia. The South America Welding segment primarily includes welding operations in Brazil, Colombia and Venezuela. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States.
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes ("EBIT"), as adjusted. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2014, 2013 and 2012, approximately 40%, 38% and 34%, respectively, of total inventories were valued using the LIFO method. LIFO is used for certain domestic inventories included in the North America Welding segment. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Certain corporate-level expenses are allocated to the operating segments.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the Year Ended December 31, 2014
Net sales	$1,700,924	$425,775	$243,800	$148,595	$294,230	$—	$2,813,324
Inter-segment sales	124,732	19,586	14,820	144	8,210	(167,492)	$—
Total	$1,825,656	$445,361	$258,620	$148,739	$302,440	$(167,492)	$2,813,324
EBIT, as adjusted	$335,465	$48,822	$1,321	$15,953	$28,563	$4,216	$434,340
Special items charge (gain)	(68)	904	28,635	21,715	—	—	$51,186
EBIT	$335,533	$47,918	$(27,314)	$(5,762)	$28,563	$4,216	$383,154
Interest income							3,093
Interest expense							(10,434)
Income before income taxes							$375,813

Total assets	$1,111,065	$359,337	$284,573	$138,114	$147,990	$(101,864)	$1,939,215
Equity investments in affiliates	—	23,902	—	3,579	—	—	$27,481
Capital expenditures	51,691	5,619	3,959	10,896	825	—	$72,990
Depreciation and amortization	43,659	10,823	9,799	2,085	3,512	(271)	$69,607
For the Year Ended December 31, 2013
Net sales	$1,652,769	$429,548	$266,282	$195,895	$308,177	$—	$2,852,671
Inter-segment sales	127,254	19,911	14,906	233	9,605	(171,909)	$—
Total	$1,780,023	$449,459	$281,188	$196,128	$317,782	$(171,909)	$2,852,671
EBIT, as adjusted	$318,507	$36,247	$1,815	$57,306	$27,826	$(4,350)	$437,351
Special items charge (gain)	1,052	2,045	6,071	12,198	—	—	$21,366
EBIT	$317,455	$34,202	$(4,256)	$45,108	$27,826	$(4,350)	$415,985
Interest income							3,320
Interest expense							(2,864)
Income before income taxes							$416,441

Total assets	$1,048,412	$403,094	$325,656	$169,027	$162,496	$43,182	$2,151,867
Equity investments in affiliates	—	23,315	—	3,303	—	—	$26,618
Capital expenditures	41,181	10,305	2,073	20,840	3,931	(2,315)	$76,015
Depreciation and amortization	39,086	10,933	13,559	1,893	3,636	(224)	$68,883
For the Year Ended December 31, 2012
Net sales	$1,580,818	$452,227	$324,482	$161,483	$334,357	$—	$2,853,367
Inter-segment sales	131,062	16,048	14,829	38	8,549	(170,526)	$—
Total	$1,711,880	$468,275	$339,311	$161,521	$342,906	$(170,526)	$2,853,367
EBIT, as adjusted	$293,070	$37,299	$7,247	$18,301	$29,477	$(4,886)	$380,508
Special items charge (gain)	827	3,534	4,993	1,381	—	—	$10,735
EBIT	$292,243	$33,765	$2,254	$16,920	$29,477	$(4,886)	$369,773
Interest income							3,988
Interest expense							(4,191)
Income before income taxes							$369,570

Total assets	$980,093	$451,654	$350,189	$134,650	$195,881	$(22,604)	$2,089,863
Equity investments in affiliates	—	21,798	—	2,808	—	—	$24,606
Capital expenditures	36,834	5,372	8,833	899	831	(54)	$52,715
Depreciation and amortization	33,479	11,008	15,102	1,878	3,934	(67)	$65,334

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In 2014, special items include net gains of $68 and $184 in the North America Welding and Asia Pacific Welding segments, and net charges of $911 and $582 in the Europe Welding and South America Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $32,742 related to impairment of long-lived assets and a gain of $3,923 related to the sale of assets. The South America Welding segment special items also include Venezuelan foreign exchange remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism in the first quarter.
In 2013, special items include net charges of $1,052, $2,045 and $922 in the North America Welding, Europe Welding and Asia Pacific Welding segments, respectively, primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items also include charges of $4,444 related to the impairment of long-lived assets and a charge of $705 related to a loss on the sale of land. The South America Welding segment special items represents a charge of $12,198 related to the devaluation of the Venezuelan currency.
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
Export sales (excluding inter-company sales) from the United States were $210,325 in 2014, $260,195 in 2013 and $268,331 in 2012. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2014.
The geographic split of the Company's Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales:
United States	$1,417,750	$1,350,309	$1,283,066
China	190,035	219,490	229,996
Other foreign countries	1,205,539	1,282,872	1,340,305
Total	$2,813,324	$2,852,671	$2,853,367

	December 31,
	2014	2013	2012
Property, plant and equipment, net:
United States	$171,746	$162,357	$170,831
China	56,247	83,416	92,744
Other foreign countries	209,640	238,685	223,050
Eliminations	(424)	(453)	(389)
Total	$437,209	$484,005	$486,236

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 6 – RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization net charges of $30,053, $8,463 and $9,354 for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 net charges include $1,241 primarily related to employee severance and $32,742 in asset impairment charges, partially offset by gains of $3,930 related to the sale of assets.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2012, the Company initiated various rationalization plans within the North America Welding segment. Plans for the segment include consolidating its Oceanside, California operations and its Reno, Nevada operations to another facility in Reno, Nevada and consolidating its Baltimore, Maryland manufacturing operations into its current manufacturing operations in Cleveland, Ohio.  During the year ended December 31, 2014, the Company recorded credits of $68, which represent employee severance and other related costs. The Company does not expect further costs associated with these actions as they were substantially completed and paid during 2014.
Europe Welding Plans:
During 2014, the Company initiated a rationalization plan within the Europe Welding segment. The plan includes headcount restructuring to better align the cost structure with current economic conditions and operating needs. These actions impacted 16 employees within the Europe Welding segment. During the year ended December 31, 2014, the Company recorded charges of $701 which represent employee severance costs.
During 2013, the Company initiated a rationalization plan within the Europe Welding segment to consolidate certain consumable manufacturing operations. During the year ended December 31, 2014, the Company recorded net charges of $347 which primarily represent employee severance costs.
During 2012, the Company initiated various rationalization plans within the Europe Welding segment. Plans for the segment include the consolidation of manufacturing facilities in Russia, relocation of its Italian machine manufacturing operations to current facilities in Poland and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the year ended December 31, 2014, the Company recorded net credits of $144 related to these activities.
At December 31, 2014, liabilities relating to the Europe Welding plans were immaterial. Additional charges related to the completion of these plans are expected to be immaterial.
Asia Pacific Welding Plans:
During 2014, the Company identified assets within the segment for planned divestiture. In anticipation of the divestiture, the Company reviewed the carrying values and future cash flows of certain long-lived assets and indefinite-lived intangible assets for potential impairment. The Company determined that for certain assets, including the planned divestiture, the carrying values of the assets exceeded the fair values resulting in non-cash impairment charges of $32,617 recorded in Rationalization and asset impairment charges. This result was considered a possible indication of goodwill impairment. As such, the Company performed a goodwill impairment test for the Asia Pacific reporting unit ahead of the annual impairment tests, which resulted in no impairment to the carrying value of goodwill. As of December 31, 2014, the assets identified for divestiture were classified as held for sale. As of December 31, 2014, $30,437 and $11,345 of assets and liabilities held for sale were recorded in Other current assets and Other current liabilities, respectively.
During 2012, the Company initiated various rationalization plans within the Asia Pacific Welding segment. Plans for the segment include the rationalization of its Australian manufacturing operations and headcount restructuring at various other manufacturing operations within the segment to better align the cost structure and capacity requirements with current economic needs and conditions. During the year ended December 31, 2014, the Company recorded net gains of $3,982, which primarily represent a gain of $3,911 on the sale of real estate, a net reversal of $184 of previously accrued costs and $125 in asset impairment charges.  Additional charges related to the completion of this plan are expected to be immaterial.
South America Welding Plans:
During 2014, the Company initiated a rationalization plan within the South America Welding segment to restructure headcount to better align the cost structure with current economic conditions and operating needs. These actions impacted 15 employees within the South America Welding segment. During the year ended December 31, 2014, the Company recorded net charges of $582, which primarily represents employee severance and other related costs. The Company does not expect further costs associated with these actions as they were substantially completed and paid during 2014.
The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following tables summarize the activity related to the rationalization liabilities by segment for the year ended December 31, 2014:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	Consolidated
Balance at December 31, 2012	$—	$2,013	$1,044	$—	$3,057
Payments and other adjustments	(586)	(1,343)	(1,510)	—	(3,439)
Charged (credited) to expense	1,052	1,765	841	—	3,658
Balance at December 31, 2013	$466	$2,435	$375	$—	$3,276
Payments and other adjustments	(398)	(3,041)	(191)	(582)	(4,212)
Charged (credited) to expense	(68)	911	(184)	582	1,241
Balance at December 31, 2014	$—	$305	$—	$—	$305

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the years ended December 31, 2014 and 2013:

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2012	$80		$(261,844)		$26,364		$(235,400)
Other comprehensive income (loss) before reclassification	(681)		82,050	[2]	(17,981)	[3]	63,388
Amounts reclassified from AOCI	970	[1]	19,101	[2]	—		20,071
Net current-period other comprehensive income (loss)	289		101,151		(17,981)		83,459
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive income (loss) before reclassification	(720)		(48,803)	[2]	(99,103)	[3]	(148,626)
Amounts reclassified from AOCI	342	[1]	11,603	[2]	—		11,945
Net current-period other comprehensive income (loss)	(378)		(37,200)		(99,103)		(136,681)
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)

_______________________________________________________________________________

1
During 2014, this AOCI reclassification is a component of Net sales of $(80) (net of tax of $(65)) and Cost of goods sold of $422 (net of tax of $205); during 2013, the reclassification is a component of Net sales of $619 (net of tax of $99), Cost of goods sold of $418 (net of tax of $295) and SG&A of $(67) with no tax effect. (See Note 13 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $(20,951) and $60,556 during the years ended December 31, 2014 and 2013, respectively). (See Note 11 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $734 and $(1,819) attributable to Non-controlling interests in the years ended December 31, 2014 and 2013, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Consolidated Statements of Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – DEBT
At December 31, 2014 and 2013, debt consisted of the following:

	December 31,
	2014	2013
Long-term debt
Capital leases due through 2019, interest at 0.3% to 8.0%	$198	$236
Other borrowings due through 2023, interest up to 18.0%	9,301	4,270
	9,499	4,506
Less current portion	7,011	715
Long-term debt, less current portion	2,488	3,791
Short-term debt
Amounts due banks, interest at 3.1% (11.3% in 2013)	61,155	14,581
Current portion long-term debt	7,011	715
Total short-term debt	68,166	15,296
Total debt	$70,654	$19,087
At December 31, 2014 and 2013, the fair value of long-term debt, including the current portion, was approximately $9,323 and $4,212, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2014, the Company was in compliance with all of its covenants and had $50,000 in outstanding borrowings under the Credit Agreement, which was recorded in Amounts due banks.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Short-term Borrowings
The Company's short-term borrowings included in Amounts due banks were $61,155 and $14,581 at December 31, 2014 and 2013, respectively. Amounts due banks included the outstanding borrowings under the Credit Agreement and the borrowings of foreign subsidiaries at weighted average interest rates of 3.1% and 11.3% at December 31, 2014 and 2013, respectively.
Capital Leases
At December 31, 2014 and 2013, $198 and $236 of capital lease indebtedness was secured by property, plant and equipment, respectively.
Other
Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2014 are $68,169 in 2015, $1,684 in 2016, $176 in 2017, $106 in 2018, $104 in 2019 and $416 thereafter. Total interest paid was $2,190 in 2014, $2,864 in 2013 and $4,423 in 2012. The primary difference between interest expense and interest paid in 2014 is due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and the accretion of the related liability. The difference in 2012 is due to the amortization of gains on terminated interest rate swaps.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 9 – STOCK PLANS
On April 28, 2006, the shareholders of the Company approved the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"), which replaced the 1998 Stock Plan, as amended and restated in May 2003. The EPI Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 6,000,000 of the Company's common shares. In addition, on April 28, 2006, the shareholders of the Company approved the 2006 Stock Plan for Non-Employee Directors, as amended ("Director Plan"), which replaced the Stock Option Plan for Non-Employee Directors adopted in 2000. The Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 600,000 of the Company's common shares. At December 31, 2014, there were 2,330,493 common shares available for future grant under all plans.
Stock Options
The following table summarizes stock option activity for the years ended December 31, 2014, 2013 and 2012, under all Plans:

	Year Ended December 31,
	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	2,452,648	$36.52	3,060,944	$30.98	3,632,463	$26.05
Options granted	5,121	69.61	273,105	70.88	412,980	47.66
Options exercised	(329,986)	27.63	(774,783)	26.20	(962,029)	19.52
Options canceled	(40,590)	47.21	(106,618)	40.54	(22,470)	24.07
Balance at end of year	2,087,193	37.80	2,452,648	36.52	3,060,944	30.98
Exercisable at end of year	1,818,218	33.89	1,837,014	29.93	2,208,455	27.19
Options granted under both the EPI Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2014, 2013 and 2012.
The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	32.21%	32.97%	45.67%
Dividend yield	1.41%	1.40%	1.66%
Risk-free interest rate	1.61%	1.52%	0.70%
Expected option life (years)	4.4	4.4	4.5
Weighted average fair value per option granted during the year	$17.52	$18.14	$15.87

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes non-vested stock options for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	615,634	$16.32
Granted	5,121	17.52
Vested	(326,596)	15.63
Forfeited	(25,184)	13.17
Balance at end of year	268,975	17.48
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2014 was $65,873 and $64,161, respectively. The total intrinsic value of awards exercised during 2014, 2013 and 2012 was $14,647, $26,288 and $25,936, respectively. The total fair value of options that vested during 2014, 2013 and 2012 was $5,104, $5,131 and $4,791, respectively.
The following table summarizes information about awards outstanding as of December 31, 2014:

	Outstanding		Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $29.99	572,351	$24.14	572,351	$24.14	4.2
$30.00 - $39.99	917,607	33.21	917,272	33.21	5.4
Over $40.00	597,235	57.94	328,595	52.75	8.1
	2,087,193		1,818,218		5.5
Restricted Share Awards ("RSAs")
The following table summarizes restricted share award activity for the years ended December 31, 2014, 2013 and 2012, under all Plans:

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	115,316	$39.55	336,808	$28.49	379,233	$28.06
Shares granted	14,927	66.32	14,464	70.88	20,099	47.81
Shares vested	(80,753)	31.88	(224,021)	25.68	(62,524)	32.10
Shares forfeited	—	—	(11,935)	25.76	—	—
Balance at end of year	49,490	60.14	115,316	39.55	336,808	28.49
RSAs are valued at the quoted market price on the grant date. The majority of RSAs vest over a period of three to five years. The Company issued common shares from treasury upon the granting of RSAs in 2014, 2013 and 2012. All restricted shares issued in 2014, 2013 and 2012, were under the the Director Plan. The remaining weighted average life of all non-vested RSAs is 1.8 years as of December 31, 2014.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Restricted Stock Units ("RSUs")
The following table summarizes restricted stock unit activity for the years ended December 31, 2014, 2013 and 2012, under all Plans:

	Year Ended December 31,
	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	283,944	$47.38	288,669	$40.83	166,519	$34.55
Units granted	2,861	70.71	69,925	67.17	133,944	47.97
Units vested	(40,035)	36.59	(33,698)	39.20	(10,499)	33.06
Units forfeited	(5,274)	52.19	(40,952)	41.70	(1,295)	35.55
Balance at end of year	241,496	49.34	283,944	47.38	288,669	40.83
RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of three to five years. The Company will issue shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 17,131 RSUs to common shares in 2014 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2014, 46,375 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. All RSUs issued in 2014, 2013 and 2012, were under the the EPI Plan. The remaining weighted average life of all non-vested RSUs is 3.2 years as of December 31, 2014.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2014, 2013 and 2012 was $8,416, $9,734 and $8,961, respectively. The related tax benefit for 2014, 2013 and 2012 was $3,222, $3,727 and $3,409, respectively. As of December 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $12,452, which is expected to be recognized over a weighted average period of approximately 3.0 years.
Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 5,511 in 2014, 4,653 in 2013 and 4,908 in 2012.

NOTE 10 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 45 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2014, the Company purchased a total of 4.4 million shares at an average cost per share of $69.84. As of December 31, 2014, 11.3 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

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
Obligations and Funded Status

	December 31,
	2014	2013
Change in benefit obligations
Benefit obligations at beginning of year	$941,442	$1,033,725
Service cost	19,062	23,188
Interest cost	42,485	37,225
Plan participants' contributions	215	221
Plan amendments	45	1,623
Actuarial loss (gain)	117,881	(91,851)
Benefits paid	(60,582)	(59,296)
Settlements/curtailments	(7,172)	(1,390)
Currency translation	(7,905)	(2,003)
Benefit obligations at end of year	1,045,471	941,442

Change in plan assets
Fair value of plan assets at beginning of year	939,995	813,897
Actual return on plan assets	108,060	101,044
Employer contributions	27,550	85,456
Plan participants' contributions	215	221
Benefits paid	(59,196)	(57,644)
Settlement	—	(1,390)
Currency translation	(5,687)	(1,589)
Fair value of plan assets at end of year	1,010,937	939,995

Funded status at end of year	(34,534)	(1,447)
Unrecognized actuarial net loss	316,296	258,781
Unrecognized prior service cost	(1,930)	(2,547)
Unrecognized transition assets, net	45	26
Net amount recognized	$279,877	$254,813
The actuarial loss arising during 2014 was primarily attributable to a lower discount rate and the adoption of new mortality tables for the Company's U.S. defined benefit plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2014 were $199,786, $(1,931) and $38, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2015 are $22,657, $(625) and $3, respectively.
Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2014	2013
Prepaid pensions	$1,240	$36,116
Accrued pension liability, current	(2,971)	(10,564)
Accrued pension liability, long-term	(32,803)	(26,999)
Accumulated other comprehensive loss, excluding tax effects	314,411	256,260
Net amount recognized in the balance sheets	$279,877	$254,813
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2014	2013	2012
Service cost	$19,062	$23,188	$21,538
Interest cost	42,485	37,225	41,584
Expected return on plan assets	(67,953)	(61,244)	(58,754)
Amortization of prior service cost	(616)	(613)	(90)
Amortization of net loss	17,644	30,929	31,085
Settlement/curtailment loss	1,773	423	895
Pension cost for defined benefit plans	$12,395	$29,908	$36,258
The Company's defined benefit plans costs decreased in 2014 primarily as a result of a lower amortization of net loss and a higher expected return on plan assets.
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2014	2013
U.S. pension plans
Projected benefit obligation	$34,066	$37,355
Accumulated benefit obligation	30,202	33,416
Fair value of plan assets	11,638	10,028
Non-U.S. pension plans
Projected benefit obligation	$5,573	$7,587
Accumulated benefit obligation	3,372	3,804
The total accumulated benefit obligation for all plans was $1,003,296 as of December 31, 2014 and $891,397 as of December 31, 2013.
Contributions to Plans
The Company expects to contribute $21,000 to the defined benefit plans in the United States in 2015. The actual amounts to be contributed in 2015 will be determined at the Company's discretion.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Benefit Payments for Plans
Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2015	$65,434
2016	72,631
2017	65,459
2018	63,777
2019	64,457
2020 through 2024	317,919
Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Discount Rate	4.1%	4.7%
Rate of increase in compensation	2.8%	4.2%
Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31, 2014 were as follows:

	December 31,
	2014	2013	2012
Discount rate	4.7%	3.8%	4.2%
Rate of increase in compensation	4.1%	4.1%	4.0%
Expected return on plan assets	7.3%	7.4%	7.7%
To develop the discount rate assumption to be used for U.S. plans, the Company refers to the yield derived from matching projected pension payments with maturities of bonds rated AA or an equivalent quality. The expected long-term rate of return assumption is based on the weighted average expected return of the various asset classes in the plans' portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is determined by the Company based upon annual reviews.
Pension Plans' Assets
The primary objective of the pension plans' investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans' assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. During 2014, the Company changed the target allocation for plan assets to 45% to 55% equity securities and 45% to 55% debt securities. The Company expects a 100 basis point decrease in the expected rate of return on plan assets in 2015 related to this change.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2014:

	Pension Plans' Assets at Fair Value as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$4,873	$—	$—	$4,873
Fixed income securities (1)
U.S. government bonds	27,305	—	—	27,305
Corporate debt and other obligations	—	212,326	—	212,326
Common trusts and 103-12 investments (2)
Cash and cash equivalents	—	7,499	—	7,499
Common trusts and 103-12 investments	—	720,919	—	720,919
Private equity funds (3)	—	—	38,015	38,015
Total assets at fair value	$32,178	$940,744	$38,015	$1,010,937
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2013:

	Pension Plans' Assets at Fair Value as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common trusts and 103-12 investments (2)
Cash and cash equivalents	$—	$4,686	$—	$4,686
Common trusts and 103-12 investments	—	902,746	—	902,746
Private equity funds (3)	—	—	32,563	32,563
Total assets at fair value	$—	$907,432	$32,563	$939,995
_______________________________________________________________________________

(1)
Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.

(2)
Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes, and money markets. Trusts are valued at the net asset value ("NAV") as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

(3)
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans' assets for the year ended December 31, 2014:

Private Equity Funds
Balance at the beginning of year	$32,563
Purchases, sales, issuances and settlements	(283)
Realized and unrealized gains	5,735
Balance at the end of year	$38,015
The amount of total gains during the period attributable to the change in unrealized gains relating to Level 3 net assets still held at the reporting date	$4,887
Supplemental Executive Retirement Plan
The Company maintains a domestic unfunded supplemental executive retirement plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $3,012, $2,329 and $2,254 in 2014, 2013 and 2012, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $17,953, $22,877 and $25,646 at December 31, 2014, 2013 and 2012, respectively.
Defined Contribution Plans
Substantially all U.S. employees are covered under defined contribution plans. The Lincoln Electric Employee Savings Plan, a 401(k) savings plan which represents a majority of defined contribution plan expense, allows employees to invest 1% or more of eligible compensation, limited to maximum amounts as determined by the IRS. For most participants the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan.
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
The annual costs recognized for defined contribution plans were $11,088, $10,812 and $9,405 in 2014, 2013 and 2012, respectively.
Multi-Employer Plans
The Company participates in multi-employer plans for several of its operations in Europe. Costs for these plans are recognized as contributions are funded. The Company's risk of participating in these plans is limited to the annual premium as determined by the plan. The annual costs of these programs were $1,068, $1,048 and $942 in 2014, 2013 and 2012, respectively.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12 – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
U.S.	$303,933	$281,724	$243,382
Non-U.S.	71,880	134,717	126,188
Total	$375,813	$416,441	$369,570
The components of income tax expense (benefit) for the three years ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$71,601	$58,099	$72,809
Non-U.S.	24,210	40,348	33,510
State and local	8,235	8,490	8,172
	104,046	106,937	114,491
Deferred:
Federal	15,175	21,946	(1,673)
Non-U.S.	1,370	(5,734)	(750)
State and local	1,342	1,605	286
	17,887	17,817	(2,137)
Total	$121,933	$124,754	$112,354
The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory rate of 35% applied to pre-tax income	$131,534	$145,754	$129,350
Effect of state and local income taxes, net of federal tax benefit	6,694	7,124	5,598
Asset impairments	11,674	1,735	645
Taxes less than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carry-forwards, losses with no benefit and changes in non-U.S. valuation allowance	(11,348)	(19,087)	(11,908)
Manufacturing deduction	(7,316)	(6,386)	(6,287)
U.S. tax cost (benefit) of foreign source income	(514)	745	(5,290)
Resolution and adjustments to uncertain tax positions	(4,501)	(313)	(1,493)
Other	(4,290)	(4,818)	1,739
Total	$121,933	$124,754	$112,354
Effective tax rate	32.45%	29.96%	30.40%
The 2014 effective tax rate is impacted by impairment charges, the geographic mix of earnings and taxes at lower rates in foreign jurisdictions, including Canada, Mexico, Poland and the United Kingdom, as well as loss utilization in other foreign jurisdictions. Total income tax payments, net of refunds, were $119,102 in 2014, $84,567 in 2013 and $78,506 in 2012.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2014 and 2013, were as follows:

	December 31,
	2014	2013
Deferred tax assets:
Tax loss and credit carry-forwards	$46,112	$51,762
Inventory	1,931	1,277
Other accruals	15,427	15,709
Employee benefits	20,750	18,909
Pension obligations	4,969	4,643
Other	5,608	9,828
Deferred tax assets, gross	94,797	102,128
Valuation allowance	(48,840)	(49,684)
Deferred tax assets, net	45,957	52,444
Deferred tax liabilities:
Property, plant and equipment	37,352	38,653
Intangible assets	18,642	24,014
Inventory	9,623	7,311
Pension obligations	1,731	7,315
Other	10,018	8,777
Deferred tax liabilities	77,366	86,070
Total deferred taxes	$(31,409)	$(33,626)
At December 31, 2014, certain subsidiaries had tax loss carry-forwards of approximately $103,036 that will expire in various years from 2015 through 2030, plus $75,398 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At December 31, 2014, a valuation allowance of $48,840 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings of $16,032 that are not expected to be permanently reinvested were not significant.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits are classified as "Accrued taxes" non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in "Income taxes." Current income tax expense included income of $1,406 for the year ended December 31, 2014 and an expense of $492 for the year ended December 31, 2013 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $8,019 and $10,257, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to unrecognized tax benefits:

	2014	2013
Balance at January 1	$25,907	$25,255
Increase related to current year tax provisions	700	1,990
(Decrease) increase related to prior years' tax positions	(848)	208
Increase related to acquisitions	—	3,528
Decrease related to settlements with taxing authorities	(1,216)	(95)
Resolution of and other decreases in prior years' tax liabilities	(3,727)	(3,491)
Other	(2,427)	(1,488)
Balance at December 31	$18,389	$25,907
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9,132 at December 31, 2014 and $13,739 at December 31, 2013.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010. The Company is currently subject to various U.S. state audits and non-U.S. income tax audits.
The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $3,901 in prior years' unrecognized tax benefits in 2015.
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency (the “CRA”) in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessments to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company had elected to deposit the entire amount of the dispute in order to suspend continuing interest charges.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the reassessment, this tax litigation is concluded. In December 2014 the Company received a partial refund of the cash deposit with a value of $50,282. The Company also received interest on the deposit of $1,236. The Company expects the balance of the cash deposit of $27,068, recorded in Other current assets as of December 31, 2014, plus 1% annual interest to be received in the first quarter of 2015.

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
All derivatives are recognized at fair value on the Company's Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in operating activities in the Company's Consolidated Statements of Cash Flows. Hedge ineffectiveness was immaterial for the three years ended December 31, 2014.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2014. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $27,265 at December 31, 2014 and $36,880 at December 31, 2013. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in Accumulated other comprehensive income ("AOCI") and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affected earnings.
Net investment hedges
The Company has foreign currency forward contracts that qualify and are designated as net investment hedges.  The dollar equivalent gross notional amount of these short-term contracts was $60,734 at December 31, 2014. The effective portions of the fair value gains or losses on these net investment hedges are recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $280,949 at December 31, 2014 and $186,158 at December 31, 2013. The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company has short-term silver and copper forward contracts with notional amounts of 275,000 troy ounces and 375,000 pounds, respectively, at December 31, 2014 and notional amounts of 290,000 troy ounces and 375,000 pounds, respectively, at December 31, 2013. Realized and unrealized gains and losses on these contracts were recognized in Cost of goods sold.
Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2014		December 31, 2013
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$461	$935	$706	$219
Net investment Contracts	1,091	469	—	—
Not designated as hedging instruments:
Foreign exchange contracts	482	3,638	766	228
Commodity contracts	47	69	262	47
Total derivatives	$2,081	$5,111	$1,734	$494
The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2014 and 2013 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2014	2013
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(10,427)	$215
Commodity contracts	Cost of goods sold	702	2,882

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2014 and 2013 consisted of the following:

	December 31,
Total (loss) gain recognized in AOCI, net of tax	2014	2013
Foreign exchange contracts	$(9)	$369
The Company expects a loss of $9 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2014	2013
Foreign exchange contracts	Sales	$(80)	$619
	Cost of goods sold	422	418
Net investment contracts	Selling, general & administrative expenses	—	(67)

NOTE 14 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2014 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$943	$—	$943	$—
Commodity contracts	47	—	47	—
Net investment contracts	1,091	—	1,091	—
Total assets	$2,081	$—	$2,081	$—
Liabilities:
Foreign exchange contracts	$4,573	$—	$4,573	$—
Commodity contracts	69	—	69	—
Net investment contracts	469	—	469	—
Contingent consideration	6,912	—	—	6,912
Forward contract	25,268	—	—	25,268
Deferred compensation	21,839	—	21,839	—
Total liabilities	$59,130	$—	$26,950	$32,180

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
The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the year ended December 31, 2014, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $6,912 as of December 31, 2014, which reflects a $1,537 increase in the liability from December 31, 2013. The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the period. The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the acquired entity. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $25,268 as of December 31, 2014. The change in the liability resulted in $8,244 being recognized in interest expense in the twelve months ended December 31, 2014. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rates of 3.5% reflective of the Company's cost of debt and 15.9% as a risk adjusted cost of capital and annual earnings before interest and taxes with growth rates ranging from 16.5% to 37.8%.
The deferred compensation liability is the Company's obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants' underlying investment fund elections.
During 2014, the Company identified assets for planned divestiture. As of December 31, 2014, the assets identified for divestiture were classified as held for sale and recorded at their fair value as determined using a Level 3 discounted cash flow valuation model. As of December 31, 2014, $30,437 and $11,345 of assets and liabilities held for sale were recorded in Other current assets and Other current liabilities, respectively.
The Company has various financial instruments, including cash and cash equivalents, short-and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of "Cash and cash equivalents," "Accounts receivable," "Amounts due banks" and "Trade accounts payable" approximated book value due to the short-term nature of these instruments at both December 31, 2014 and December 31, 2013. See Note 8 for the fair value estimate of debt.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 15 – INVENTORY
For most domestic inventories, cost is determined principally by the LIFO method, and for non-U.S. inventories, cost is determined by the FIFO method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management's control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. At December 31, 2014 and 2013, approximately 40% and 38%, respectively, of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost was $71,311 at December 31, 2014 and $70,882 at December 31, 2013.

NOTE 16 – LEASES
The Company leases sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $18,103 in 2014, $18,642 in 2013 and $17,751 in 2012.
At December 31, 2014, total future minimum lease payments for noncancelable operating leases were $12,372 in 2015, $10,672 in 2016, $7,895 in 2017, $5,425 in 2018, $4,126 in 2019 and $3,906 thereafter. Assets held under capital leases are included in property, plant and equipment and are immaterial.

NOTE 17 – CONTINGENCIES
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims, regulatory claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses. The claimants in the asbestos cases seek compensatory and punitive damages, in most cases for unspecified amounts. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 18 – PRODUCT WARRANTY COSTS
The changes in product warranty accruals for 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
Balance at beginning of year	$15,180	$15,304	$15,781
Accruals for warranties	12,368	12,786	10,872
Settlements	(11,676)	(12,794)	(11,477)
Foreign currency translation	(474)	(116)	128
Balance at end of year	$15,398	$15,180	$15,304

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2014
Net sales	$685,062	$728,531	$715,777	$683,954
Gross profit	226,336	250,267	241,609	231,085
Income before income taxes	82,426	114,866	77,785	100,736
Net income	56,453	77,332	45,689	75,212
Basic earnings per share	$0.70	$0.97	$0.58	$0.97
Diluted earnings per share	$0.69	$0.96	$0.57	$0.96
2013
Net sales	$718,573	$727,432	$691,875	$714,791
Gross profit	226,572	240,338	232,697	243,047
Income before income taxes	90,679	106,534	97,840	121,388
Net income	66,806	72,606	66,044	88,324
Basic earnings per share	$0.81	$0.88	$0.81	$1.09
Diluted earnings per share	$0.80	$0.87	$0.80	$1.07
The quarter ended December 31, 2014 includes net rationalization and impairment charges of $166 ($167 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in Europe Welding and Asia Pacific Welding segments.
The quarter ended September 30, 2014 includes net rationalization and asset impairment charges of $29,068 ($30,056 after-tax), respectively. The net impairment charges during the quarter primarily consist of non-cash asset impairment charges of $32,448 partially offset by a gain of $3,911 related to the sale of real estate at a rationalized operation. Associated with the impairment of long-lived assets is an offsetting special item of $805 attributable to non-controlling interests.
The quarter ended June 30, 2014 includes net rationalization and asset impairment charges of $836 ($698 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and charges of $3,468 related to a Venezuelan remeasurement loss in the South America Welding segment.
The quarter ended March 31, 2014 includes net rationalization and asset impairment credits of $17 ($7 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and charges of $17,665 related to a Venezuelan remeasurement loss in the South America Welding segment.
The quarter ended December 31, 2013 includes net rationalization and asset impairment charges of $259 ($223 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and a charge of $705 related to a loss on the sale of land in the Asia Pacific Welding segment. Associated with the loss on the sale of land is a charge of $47 attributable to non-controlling interests.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The quarter ended September 30, 2013 includes net rationalization and asset impairment charges of $1,627 ($1,595 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and a charge of $4,675 ($4,503 after-tax) related to impairment of long-lived assets in the Asia Pacific Welding segment. Associated with impairment of long-lived assets is a charge of $1,021 attributable to non-controlling interests.
The quarter ended June 30, 2013 includes net rationalization charges of $851 ($579 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and charges of $2,538 related to devaluation of Venezuelan currency in the South America Welding segment.
The quarter ended March 31, 2013 includes net rationalization and asset impairment charges of $1,051 ($673 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations in North America Welding, Europe Welding and Asia Pacific Welding segments and charges of $9,660 related to devaluation of Venezuelan currency in the South America Welding segment.
The quarterly earnings per share ("EPS") amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged to Other Accounts	(2) Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2014	$8,398	$2,064	$(867)	$1,861	$7,734
Year Ended December 31, 2013	8,654	2,671	49	2,976	8,398
Year Ended December 31, 2012	7,079	3,368	68	1,861	8,654

(1)	Currency translation adjustment.

(2)	Uncollectible accounts written-off, net of recoveries.

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