Form 10-Q
period 2015-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2015-04-24
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

The number of shares outstanding of the registrant’s common shares as of March 31, 2015 was 75,587,146.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$657,900	$685,062
Cost of goods sold	437,510	458,726
Gross profit	220,390	226,336
Selling, general & administrative expenses	129,891	145,915
Rationalization and asset impairment charges (gains)	—	(17)
Operating income	90,499	80,438

Other income (expense):
Interest income	593	914
Equity earnings in affiliates	849	1,561
Other income	2,610	1,083
Interest expense	(1,844)	(1,570)
Total other income	2,208	1,988
Income before income taxes	92,707	82,426
Income taxes	24,389	26,002
Net income including non-controlling interests	68,318	56,424
Non-controlling interests in subsidiaries’ loss	(36)	(29)
Net income	$68,354	$56,453

Basic earnings per share	$0.90	$0.70
Diluted earnings per share	$0.89	$0.69
Cash dividends declared per share	$0.29	$0.23

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income including non-controlling interests	$68,318	$56,424
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $58 and $94 in the three months ended March 31, 2015 and 2014	1,100	(421)
Defined benefit pension plan activity, net of tax of $2,395 and $1,838 in the three months ended March 31, 2015 and 2014	3,538	2,544
Currency translation adjustment	(56,552)	(12,358)
Other comprehensive loss:	(51,914)	(10,235)
Comprehensive income	16,404	46,189
Comprehensive income (loss) attributable to non-controlling interests	(577)	652
Comprehensive income attributable to shareholders	$16,981	$45,537

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2015	December 31, 2014
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$289,017	$278,379
Accounts receivable (less allowance for doubtful accounts of $6,921 in 2015; $7,734 in 2014)	334,928	321,862
Inventories:
Raw materials	107,672	109,210
Work-in-process	42,764	40,927
Finished goods	182,456	180,703
Total inventory	332,892	330,840
Other current assets	138,165	167,596
Total Current Assets	1,095,002	1,098,677

Property, Plant and Equipment
Land	44,826	46,553
Buildings	355,104	361,846
Machinery and equipment	679,853	694,203
Property, plant and equipment	1,079,783	1,102,602
Less accumulated depreciation	656,763	665,393
Property, Plant and Equipment, Net	423,020	437,209
Non-current assets	403,486	403,329
TOTAL ASSETS	$1,921,508	$1,939,215

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$167,985	$68,166
Trade accounts payable	185,944	202,482
Other current liabilities	254,496	221,771
Total Current Liabilities	608,425	492,419

Long-Term Liabilities
Long-term debt, less current portion	3,882	2,488
Accrued pensions	25,694	32,803
Other long-term liabilities	103,552	125,724
Total Long-Term Liabilities	133,128	161,015

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	261,988	258,816
Retained earnings	2,132,608	2,086,174
Accumulated other comprehensive loss	(339,995)	(288,622)
Treasury shares	(885,477)	(783,677)
Total Shareholders’ Equity	1,178,982	1,282,549
Non-controlling interests	973	3,232
Total Equity	1,179,955	1,285,781

TOTAL LIABILITIES AND EQUITY	$1,921,508	$1,939,215

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,354	$56,453
Non-controlling interests in subsidiaries’ loss	(36)	(29)
Net income including non-controlling interests	68,318	56,424
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges (gains)	30	(35)
Depreciation and amortization	16,032	17,931
Equity earnings in affiliates, net	(216)	(796)
Deferred income taxes	(16,886)	3,726
Stock-based compensation	1,957	2,293
Pension expense	5,679	2,800
Pension contributions and payments	(21,234)	(22,081)
Foreign exchange (gain) loss	(7,850)	18,150
Other, net	4,217	(185)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(25,377)	(43,885)
Increase in inventories	(16,233)	(15,157)
Decrease (increase) in other current assets	25,657	(1,420)
Decrease in trade accounts payable	(12,916)	(12,108)
Increase in other current liabilities	29,412	6,967
Net change in other long-term assets and liabilities	2,194	1,007
NET CASH PROVIDED BY OPERATING ACTIVITIES	52,784	13,631

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,456)	(14,506)
Acquisition of businesses, net of cash acquired	—	(892)
Proceeds from sale of property, plant and equipment	1,187	1,066
Other investing activities	2,024	573
NET CASH USED BY INVESTING ACTIVITIES	(9,245)	(13,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,517	1,018
Payments on short-term borrowings	(4,774)	(8,229)
Amounts due banks, net	104,370	590
Proceeds from long-term borrowings	2,500	—
Payments on long-term borrowings	(2,103)	(1,435)
Proceeds from exercise of stock options	1,733	2,956
Excess tax benefits from stock-based compensation	537	1,652
Purchase of shares for treasury	(102,853)	(51,021)
Cash dividends paid to shareholders	(22,329)	(18,623)
Other financing activities	(20)	(2,330)
NET CASH USED BY FINANCING ACTIVITIES	(21,422)	(75,422)

Effect of exchange rate changes on Cash and cash equivalents	(11,479)	(18,888)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,638	(94,438)

Cash and cash equivalents at beginning of period	278,379	299,825
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,017	$205,387

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
The accompanying Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD I rate") as opposed to the official rate. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuated daily and was significantly higher than both the official rate and the SICAD I rate.
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
In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System ("SIMADI"), which replaced the SICAD II exchange and allows for trading based on supply and demand. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of March 31, 2015, the SICAD I rate was 12.0 bolivars to the U.S dollar. If in the future the Company were to convert bolivars at a rate other than the SICAD I rate, the Company may realize additional losses or gains to earnings.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $1,314 at March 31, 2015, including $6,223 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, including $2,124 of cash and cash equivalents.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

New Accounting Pronouncements:
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. The new guidance will be applied on a retrospective basis to each prior reporting period presented. Upon transition, the Company is required to comply with applicable disclosures for a change in accounting principle. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company's financial statements.
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

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$68,354	$56,453
Denominator:
Basic weighted average shares outstanding	76,242	80,648
Effect of dilutive securities - Stock options and awards	817	968
Diluted weighted average shares outstanding	77,059	81,616
Basic earnings per share	$0.90	$0.70
Diluted earnings per share	$0.89	$0.69
For the three months ended March 31, 2015 and 2014, common shares subject to equity-based awards of 407,290 and 263,415, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — ACQUISITIONS
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
Pro forma information related to this acquisition has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 4 — SEGMENT INFORMATION
The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  The Company also has a leading global position in the brazing and soldering alloys market.  The Company has aligned its business units into five operating segments to enhance the utilization of the Company’s worldwide resources and global end user and sourcing initiatives. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group.  The North America Welding segment primarily includes welding operations in the United States, Canada and Mexico.  The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East.  The Asia Pacific Welding segment primarily includes welding operations in China and Australia. The South America Welding segment primarily includes welding operations in Brazil, Colombia and Venezuela. The Harris Products Group, includes the Company’s global cutting, soldering and brazing businesses as well as the retail business in the United States.
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes (“EBIT”), as adjusted.  Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.
Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended March 31, 2015
Net sales	$412,988	$88,416	$49,250	$37,430	$69,816	$—	$657,900
Inter-segment sales	26,129	3,593	3,270	—	2,011	(35,003)	—
Total	$439,117	$92,009	$52,520	$37,430	$71,827	$(35,003)	$657,900

EBIT, as adjusted	$71,184	$8,748	$3,128	$3,150	$7,549	$199	$93,958
Special items charge (gain)	—	—	—	—	—	—	—
EBIT	$71,184	$8,748	$3,128	$3,150	$7,549	$199	$93,958
Interest income							593
Interest expense							(1,844)
Income before income taxes							$92,707

Total assets	$1,137,981	$346,628	$271,207	$136,021	$147,121	$(117,450)	$1,921,508

Three Months Ended March 31, 2014
Net sales	$401,906	$105,406	$61,286	$43,993	$72,471	$—	$685,062
Inter-segment sales	32,943	5,860	4,449	29	2,118	(45,399)	—
Total	$434,849	$111,266	$65,735	$44,022	$74,589	$(45,399)	$685,062

EBIT, as adjusted	$71,364	$9,292	$(640)	$11,765	$6,058	$2,891	$100,730
Special items charge (gain)	(47)	39	(9)	17,665	—	—	17,648
EBIT	$71,411	$9,253	$(631)	$(5,900)	$6,058	$2,891	$83,082
Interest income							914
Interest expense							(1,570)
Income before income taxes							$82,426

Total assets	$1,107,182	$404,451	$320,776	$141,079	$170,856	$(30,368)	$2,113,976
In the three months ended March 31, 2014, special items in North America Welding, Asia Pacific Welding and Europe Welding reflect rationalization activity charges and credits. South America Welding special items represent a charge relating to a Venezuelan remeasurement loss.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS
In prior periods, the Company initiated various rationalization plans which were substantially completed in the prior year. As such, no charges were recorded in the three months ended March 31, 2015. A description of each restructuring plan and the related costs follows:
Europe Welding Plans:
The Company initiated rationalization plans within Europe Welding during 2014, 2013 and 2012. The plans included headcount restructuring to better align the cost structures with economic conditions and operating needs and consolidation of certain manufacturing operations. At March 31, 2015, liabilities relating to the Europe Welding plans were $110. The Company does not anticipate any additional charges related to the completion of these plans.
Asia Pacific Welding Plans:
During the third quarter of 2014, the Company identified assets within the segment for planned divestiture. As of March 31, 2015, the assets identified for divestiture were classified as held for sale. As of March 31, 2015, $29,307 and $8,482 of assets and liabilities held for sale were recorded in Other current assets and Other current liabilities, respectively.
The Company believes the rationalization actions will positively impact future results of operations but will not have a material effect on liquidity and sources and uses of capital. The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.

NOTE 6 — COMMON SHARE REPURCHASE PROGRAM
The Company has a share repurchase program for up to 45 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three months ended March 31, 2015, the Company purchased a total of 1.5 million shares in the open market under this program.  As of March 31, 2015, there remained 9.8 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 — EQUITY
Changes in equity for the three months ended March 31, 2015 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$1,282,549	$3,232	$1,285,781
Comprehensive income (loss):
Net income (loss)	68,354	(36)	68,318
Other comprehensive income (loss)	(51,373)	(541)	(51,914)
Total comprehensive income (loss)	16,981	(577)	16,404

Cash dividends declared - $0.29 per share	(21,920)	—	(21,920)
Issuance of shares under benefit plans	4,225	—	4,225
Purchase of shares for treasury	(102,853)	—	(102,853)
Transactions with non-controlling interests	—	(1,682)	(1,682)
Balance, March 31, 2015	$1,178,982	$973	$1,179,955
Changes in equity for the three months ended March 31, 2014 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$1,526,602	$4,086	$1,530,688
Comprehensive income (loss):
Net income (loss)	56,453	(29)	56,424
Other comprehensive income (loss)	(10,916)	681	(10,235)
Total comprehensive income	45,537	652	46,189

Cash dividends declared - $0.23 per share	(18,501)	—	(18,501)
Issuance of shares under benefit plans	7,024	—	7,024
Purchase of shares for treasury	(51,021)	—	(51,021)
Transactions with non-controlling interests	(1,484)	(782)	(2,266)
Balance, March 31, 2014	$1,508,157	$3,956	$1,512,113

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	1,322		—		(56,011)	[3]	(54,689)
Amounts reclassified from AOCI	(222)	[1]	3,538	[2]	—		3,316
Net current-period other comprehensive income (loss)	1,100		3,538		(56,011)		(51,373)
Balance at March 31, 2015	$1,091		$(194,355)		$(146,731)		$(339,995)

	Three months ended March 31, 2014
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive income (loss) before reclassification	(710)		—		(13,039)	[3]	(13,749)
Amounts reclassified from AOCI	289	[1]	2,544	[2]	—		2,833
Net current-period other comprehensive income (loss)	(421)		2,544		(13,039)		(10,916)
Balance at March 31, 2014	$(52)		$(158,149)		$(4,656)		$(162,857)

1
During the 2015 period, this AOCI reclassification is a component of Net sales of $(529) (net of tax of $(249)) and Cost of goods sold of $307 (net of tax of $202); during the 2014 period, the reclassification is a component of Net sales of $132 (net of tax of $20) and Cost of goods sold of $157 (net of tax of $86). (See Note 15 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $2,395 and $1,838 during the three months ended March 31, 2015 and 2014, respectively). (See Note 13 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income before reclassifications excludes $(541) and $681 attributable to Non-controlling interests in the three months ended March 31, 2015 and 2014, respectively.

NOTE 8 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out (“FIFO”) method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $71,094 and $71,311 at March 31, 2015 and December 31, 2014, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — ACCRUED EMPLOYEE BONUS
Other current liabilities at March 31, 2015 and 2014 include accruals for year-end bonuses and related payroll taxes of $32,981 and $33,729, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

NOTE 10 — CONTINGENCIES
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

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Balance at December 31	$15,398	$15,180
Accruals for warranties	2,979	3,198
Settlements	(3,189)	(2,904)
Foreign currency translation	(271)	(44)
Balance at March 31	$14,917	$15,430

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 12 — DEBT
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2015, the Company was in compliance with all of its covenants and had $130,000 in outstanding borrowings under the Credit Agreement which was recorded in Short-term debt.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, at the Company’s election, plus a spread based on the Company’s leverage ratio.
On April 1, 2015, the Company issued Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement, of which $150,000 in proceeds were received during April 2015 and $200,000 of which will be received in August 2015. The Notes, as shown in the table below, have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5% and an average tenure of 19 years. Interest is payable semi-annually. The proceeds will be used for general corporate purposes. The Notes contain certain affirmative and negative covenants.
The maturity and interest rates of the Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$5,422	$5,063
Interest cost	10,331	10,662
Expected return on plan assets	(15,738)	(17,021)
Amortization of prior service cost	(156)	(155)
Amortization of net loss	5,820	4,222
Defined benefit plans	5,679	2,771
Multi-employer plans	217	264
Defined contribution plans	3,016	2,834
Total pension cost	$8,912	$5,869
The Company voluntarily contributed $20,000 to its defined benefit plans in the United States during the three months ended March 31, 2015. The expected return on plan assets decreased due to changes in the target allocation of plan assets and the amortization of net loss increased due to a lower discount rate and the adoption of new mortality tables for the Company's U.S. defined benefit plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — INCOME TAXES
The Company recognized $24,389 of tax expense on pre-tax income of $92,707, resulting in an effective income tax rate of 26.3% for the three months ended March 31, 2015.  The effective income tax rate was 31.5% for the three months ended March 31, 2014. The 2015 effective income tax rate was lower than the Company’s statutory rate due to the utilization of U.S. tax credits and refund interest recognized as a reduction in tax expense. Both the 2015 and 2014 effective income tax rates were lower than the Company’s statutory rate due to income earned in lower tax rate jurisdictions and the utilization of foreign tax loss carryforwards for which valuation allowances had been previously provided.
As of March 31, 2015, the Company had $16,373 of unrecognized tax benefits.  If recognized, approximately $8,414 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.  The Company is currently subject to various U.S. state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $3,726 in previously unrecognized tax benefits by the end of the first quarter 2016.
In July 2012, the Company received a Notice of Reassessment (the "Reassessment") from the Canada Revenue Agency in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessment to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company had elected to deposit the entire amount of the dispute in order to suspend continuing interest charges.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the Reassessment, this tax litigation is concluded. In December 2014, the Company received a partial refund of the cash deposit. In the first quarter of 2015, the Company received a refund of $24,976 which is substantially all of the remaining cash deposit. The Company also received interest on the deposit of $1,596.

NOTE 15 — DERIVATIVES
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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the three months ended March 31, 2015 and 2014.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2015.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $24,785 at March 31, 2015 and $27,265 at December 31, 2014. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Net Investment Hedges
The Company has foreign currency forward contracts that qualify and are designated as net investment hedges.  The dollar equivalent gross notional amount of these short-term contracts was $7,427 at March 31, 2015 and $60,734 at December 31, 2014. The effective portions of the fair value gains or losses on these net investment hedges are recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $287,685 at March 31, 2015 and $280,949 at December 31, 2014. The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of $3,934 and $992, respectively, at March 31, 2015 and notional amounts of $4,467 and $1,066, respectively, at December 31, 2014.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	March 31, 2015		December 31, 2014
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$798	$446	$461	$935
Net investment contracts	3	—	1,091	469
Not designated as hedging instruments:
Foreign exchange contracts	947	5,193	482	3,638
Commodity contracts	18	200	47	69
Total derivatives	$1,766	$5,839	$2,081	$5,111
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three month periods ended March 31, 2015 and 2014 consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2015	2014
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(9,604)	$39
Commodity contracts	Cost of goods sold	(144)	4
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2015	December 31, 2014
Foreign exchange contracts	$291	$(9)
Net investment contracts	800	—
The Company expects a gain of $291 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2015	2014
Foreign exchange contracts	Sales	$(529)	$132
	Cost of goods sold	307	157

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 16 - FAIR VALUE
The following table provides a summary of assets and liabilities as of March 31, 2015, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,745	$—	$1,745	$—
Commodity contracts	18	—	18	—
Net investment contracts	3	—	3	—
Total assets	$1,766	$—	$1,766	$—

Liabilities:
Foreign exchange contracts	$5,639	$—	$5,639	$—
Commodity contracts	200	—	200	—
Contingent consideration	7,606	—	—	7,606
Forward contract	23,801	—	—	23,801
Deferred compensation	22,926	—	22,926	—
Total liabilities	$60,172	$—	$28,765	$31,407

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2014, measured at fair value on a recurring basis:

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the three months ended March 31, 2015, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $7,606 as of March 31, 2015, which reflects a $694 increase in the liability from December 31, 2014.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $23,801 as of March 31, 2015. The change in liability resulted in $680 being recognized in interest expense in the three months ended March 31, 2015. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rates of 3.5% reflective of the Company's cost of debt and 15.9% as a risk adjusted cost of capital and annual earnings before interest and taxes with growth rates ranging from 16.5% to 19.8%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
During the third quarter of 2014, the Company identified assets within Asia Pacific Welding for planned divestiture. As of March 31, 2015, the assets identified for divestiture were classified as held for sale and recorded at their fair value as determined using a Level 3 discounted cash flow valuation model. As of March 31, 2015, $29,307 and $8,482 of assets and liabilities held for sale were recorded in Other current assets and Other current liabilities, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The fair value of “Cash and cash equivalents,” “Accounts receivable,” "Short-term debt" excluding the current portion of long-term debt and “Trade accounts payable” approximated book value due to the short-term nature of these instruments at both March 31, 2015 and December 31, 2014.  The fair value of long-term debt at March 31, 2015 and December 31, 2014, including the current portion, was approximately $10,801 and $9,323, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $10,921 and $9,499, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$657,900	100.0%	$685,062	100.0%	$(27,162)	(4.0%)
Cost of goods sold	437,510	66.5%	458,726	67.0%	(21,216)	(4.6%)
Gross profit	220,390	33.5%	226,336	33.0%	(5,946)	(2.6%)
Selling, general & administrative expenses	129,891	19.7%	145,915	21.3%	(16,024)	(11.0%)
Rationalization and asset impairment charges (gains)	—	—	(17)	—	17	100.0%
Operating income	90,499	13.8%	80,438	11.7%	10,061	12.5%
Interest income	593	0.1%	914	0.1%	(321)	(35.1%)
Equity earnings in affiliates	849	0.1%	1,561	0.2%	(712)	(45.6%)
Other income	2,610	0.4%	1,083	0.2%	1,527	141.0%
Interest expense	(1,844)	(0.3%)	(1,570)	(0.2%)	(274)	(17.5%)
Income before income taxes	92,707	14.1%	82,426	12.0%	10,281	12.5%
Income taxes	24,389	3.7%	26,002	3.8%	(1,613)	(6.2%)
Net income including non-controlling interests	68,318	10.4%	56,424	8.2%	11,894	21.1%
Non-controlling interests in subsidiaries’ loss	(36)	—	(29)	—	(7)	(24.1%)
Net income	$68,354	10.4%	$56,453	8.2%	$11,901	21.1%
Net Sales:  Net sales for the three months ended March 31, 2015 decreased 4.0% from the comparable period in 2014.  The sales decrease reflects volume decreases of 0.8%, price increases of 2.9%, increases from acquisitions of 1.8% and unfavorable impacts from foreign exchange of 7.9%.  Sales volumes decreased as a result of softer demand in Asia Pacific Welding and South America Welding. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela.
Gross Profit:  Gross profit decreased 2.6% to $220,390 for the three months ended March 31, 2015 compared with $226,336 in the comparable period in 2014.  As a percentage of Net sales, Gross profit increased to 33.5% in the three months ended March 31, 2015 from 33.0% in the comparable period in 2014.  The increase was the result of geographic mix and operational improvements. Foreign currency exchange rates had a $16,643 unfavorable translation impact in the three months ended March 31, 2015.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were lower by $16,024, or 11.0%, in the three months ended March 31, 2015 compared with the comparable period in 2014.  As a percentage of Net sales, SG&A expenses were 19.7% and 21.3% in the three months ended March 31, 2015 and 2014, respectively.  The decrease in SG&A expenses was predominantly due to lower foreign exchange transaction losses of $13,882 and lower foreign currency translation of $9,311, partially offset by higher general and administrative spending of $6,707 primarily related to additional employee compensation costs. Foreign exchange transaction losses in the prior year period includes a charge of $17,665 relating to a Venezuelan remeasurement loss.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $849 in the three months ended March 31, 2015 compared with earnings of $1,561 in the comparable period in 2014.  The decrease was primarily due to a decrease in earnings in Turkey.
Other Income:  Other income increased to $2,610 in the three months ended March 31, 2015 from $1,083 in the comparable period in 2014. The increase was the result of a gain associated with the liquidation of a foreign subsidiary and the related non-controlling interest.
Interest Expense:  Interest expense increased to $1,844 in the three months ended March 31, 2015 from $1,570 in the comparable period in 2014.
Income Taxes:  The Company recognized $24,389 of tax expense on pre-tax income of $92,707, resulting in an effective income tax rate of 26.3% for the three months ended March 31, 2015 compared with an effective income tax rate of 31.5% for the three months ended March 31, 2014. The effective income tax rate was lower in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to U.S. tax credits and interest on a tax refund.
Net Income:  Net income for the three months ended March 31, 2015 was $68,354 compared with Net income of $56,453 in the three months ended March 31, 2014.  Diluted earnings per share for the three months ended March 31, 2015 was $0.89 compared with $0.69 in the comparable period in 2014.  Foreign currency exchange rates had a $4,152 unfavorable impact in the three months ended March 31, 2015.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2015:

		Change in Net Sales due to:
	Net Sales 2014	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2015
Operating Segments
North America Welding	$401,906	$927	$12,471	$4,023	$(6,339)	$412,988
Europe Welding	105,406	3,202	—	(301)	(19,891)	88,416
Asia Pacific Welding	61,286	(9,103)	—	(669)	(2,264)	49,250
South America Welding	43,993	(4,693)	—	21,474	(23,344)	37,430
The Harris Products Group	72,471	4,474	—	(4,589)	(2,540)	69,816
Consolidated	$685,062	$(5,193)	$12,471	$19,938	$(54,378)	$657,900
% Change
North America Welding		0.2%	3.1%	1.0%	(1.6%)	2.8%
Europe Welding		3.0%	—	(0.3%)	(18.9%)	(16.1%)
Asia Pacific Welding		(14.9%)	—	(1.1%)	(3.7%)	(19.6%)
South America Welding		(10.7%)	—	48.8%	(53.1%)	(14.9%)
The Harris Products Group		6.2%	—	(6.3%)	(3.5%)	(3.7%)
Consolidated		(0.8%)	1.8%	2.9%	(7.9%)	(4.0%)

Net sales volumes for the three months ended March 31, 2015 decreased for Asia Pacific Welding and South America Welding due to lower demand. Europe Welding volumes increased as a result of stronger consumable sales. The Harris Products Group volumes increased as a result of stronger end market demand. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisition of Easom Automation Systems, Inc ("Easom") in October 2014 (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.
Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended March 31, 2015 by segment compared with the comparable period in 2014:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
North America Welding:
Net sales	$412,988	$401,906	11,082	2.8%
Inter-segment sales	26,129	32,943	(6,814)	(20.7%)
Total Sales	$439,117	$434,849	4,268	1.0%

EBIT, as adjusted	$71,184	$71,364	(180)	(0.3%)
As a percent of total sales	16.2%	16.4%		(0.2%)
Europe Welding:
Net sales	$88,416	$105,406	(16,990)	(16.1%)
Inter-segment sales	3,593	5,860	(2,267)	(38.7%)
Total Sales	$92,009	$111,266	(19,257)	(17.3%)

EBIT, as adjusted	$8,748	$9,292	(544)	(5.9%)
As a percent of total sales	9.5%	8.4%		1.1%
Asia Pacific Welding:
Net sales	$49,250	$61,286	(12,036)	(19.6%)
Inter-segment sales	3,270	4,449	(1,179)	(26.5%)
Total Sales	$52,520	$65,735	(13,215)	(20.1%)

EBIT, as adjusted	$3,128	$(640)	3,768	588.8%
As a percent of total sales	6.0%	(1.0%)		7.0%
South America Welding:
Net sales	$37,430	$43,993	(6,563)	(14.9%)
Inter-segment sales	—	29	(29)	(100.0%)
Total Sales	$37,430	$44,022	(6,592)	(15.0%)

EBIT, as adjusted	$3,150	$11,765	(8,615)	(73.2%)
As a percent of total sales	8.4%	26.7%		(18.3%)
The Harris Products Group:
Net sales	$69,816	$72,471	(2,655)	(3.7%)
Inter-segment sales	2,011	2,118	(107)	(5.1%)
Total Sales	$71,827	$74,589	(2,762)	(3.7%)

EBIT, as adjusted	$7,549	$6,058	1,491	24.6%
As a percent of total sales	10.5%	8.1%		2.4%

EBIT, as adjusted as a percent of total sales increased for Asia Pacific Welding in the three months ended March 31, 2015 as compared with the same period of the prior year due to operational efficiencies and a gain of $1,769 associated with the liquidation of a foreign subsidiary and related non-controlling interest. The South America Welding decrease was a result of lower volumes and lower margins due to the Fair Pricing Law enacted in 2014 in Venezuela. The increase in The Harris Products Group is primarily due to favorable product mix associated with volume increases offset by pricing declines as a result of decreases in the costs of silver and copper as compared to the prior year period.
In the three months ended March 31, 2014, special items include net credits of $47 and $9 in North America Welding and Asia Pacific Welding, respectively, and a net charge of $39 in Europe Welding primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. South America Welding special items represent a charge of $17,665, relating to a Venezuelan remeasurement loss.

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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended March 31,
	2015	2014
Operating income as reported	$90,499	$80,438
Special items (pre-tax):
Rationalization and asset impairment charges (gains)	—	(17)
Venezuela foreign exchange losses	—	17,665
Adjusted operating income	$90,499	$98,086
Special items included in Operating income during the three month period ended March 31, 2014 include net rationalization and asset impairment credits of $17 related to employee severance and other costs associated with the consolidation of manufacturing operations and a charge of $17,665 relating to a Venezuelan remeasurement loss.
The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Net income as reported	$68,354	$56,453
Special items (after-tax):
Rationalization and asset impairment charges (gains)	—	(7)
Venezuela foreign exchange losses	—	17,665
Adjusted net income	$68,354	$74,111

Diluted earnings per share as reported	$0.89	$0.69
Special items	—	0.22
Adjusted diluted earnings per share	$0.89	$0.91
Special items included in Net income during the three month period ended March 31, 2014 include net rationalization and asset impairment credits of $7 related to employee severance and other costs associated with the consolidation of manufacturing operations and a charge of $17,665 relating to a Venezuelan remeasurement loss.

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
The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2015	2014	Change
Cash provided by operating activities	$52,784	$13,631	$39,153
Cash used by investing activities	(9,245)	(13,759)	4,514
Capital expenditures	(12,456)	(14,506)	2,050
Acquisition of businesses, net of cash acquired	—	(892)	892
Proceeds from sale of property, plant and equipment	1,187	1,066	121
Other investing activities	2,024	573	1,451
Cash used by financing activities	(21,422)	(75,422)	54,000
Proceeds from (payments on) short-term borrowings, net	101,113	(6,621)	107,734
Proceeds from (payments on) long-term borrowings, net	397	(1,435)	1,832
Proceeds from exercise of stock options	1,733	2,956	(1,223)
Excess tax benefits from stock-based compensation	537	1,652	(1,115)
Purchase of shares for treasury	(102,853)	(51,021)	(51,832)
Cash dividends paid to shareholders	(22,329)	(18,623)	(3,706)
Other financing activities	(20)	(2,330)	2,310
Increase (decrease) in Cash and cash equivalents	10,638	(94,438)
Cash and cash equivalents increased 3.8% or $10,638 during the three months ended March 31, 2015 to $289,017 from $278,379 as of December 31, 2014.  This increase was predominantly due to cash provided by operating activities of $52,784 and proceeds from short-term borrowings of $101,113 offset by capital expenditures of $12,456, purchase of treasury stock of $102,853 and cash dividends paid to shareholders of $22,329. The increase in Cash and cash equivalents during the three months ended March 31, 2015 compares to a decrease of 31.5% or $94,438 to $205,387 during the three months ended March 31, 2014.
Cash provided by operating activities increased by $39,153 for the three months ended March 31, 2015, compared with the three months ended March 31, 2014.  The increase was predominantly due to a refund of a Canadian tax deposit of $24,976 in the three months ended March 31, 2015. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 18.3% at March 31, 2015 compared with 16.5% at December 31, 2014 and decreased from 20.8% at March 31, 2014.  Days sales in inventory increased to 97.2 days at March 31, 2015 from 92.3 days at December 31, 2014 and decreased from 99.3 days at March 31, 2014.  Accounts receivable days increased to 48.8 days at March 31, 2015 from 45.7 days at December 31, 2014 and decreased from 56.1 days at March 31, 2014.  Average days in accounts payable decreased to 43.1 days at March 31, 2015 from 45.0 days at December 31, 2014 and 44.1 days at March 31, 2014.

Cash used by investing activities decreased by $4,514 for the three months ended March 31, 2015, compared with the three months ended March 31, 2014.  The decrease was predominantly due to a decrease in capital expenditures of $2,050. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2015.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities decreased by $54,000 to $21,422 in the three months ended March 31, 2015, compared with the three months ended March 31, 2014.  The decrease was predominantly due to higher proceeds from short-term borrowings of $107,734 offset by higher cash dividends paid to shareholders of $3,706 and higher purchases of common shares for treasury of $51,832. The Company currently anticipates share repurchases of approximately $400,000 in 2015. On April 1, 2015, the Company issued Senior Unsecured Notes in the aggregate principal amount of $350,000 through a private placement, of which $150,000 in proceeds were received during April 2015 and $200,000 of which will be received in August 2015 (see the "Debt" section below for additional information).
The Company’s debt levels increased from $70,654 at December 31, 2014 to $171,867 at March 31, 2015.  The increase was predominantly due to borrowings of $130,000 against the Company's Credit Agreement. Debt to total invested capital increased to 12.7% at March 31, 2015 from 5.2% at December 31, 2014.
In April 2015, the Company paid a cash dividend of $0.29 per share, or $21,920 to shareholders of record on March 31, 2015.
Canada — Notice of Reassessment
In July 2012, the Company received a Notice of Reassessment (the "Reassessment") from the Canada Revenue Agency in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessment to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company had elected to deposit the entire amount of the dispute in order to suspend continuing interest charges.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the Reassessment, this tax litigation is concluded. In December 2014, the Company received a partial refund of the cash deposit. In the first quarter of 2015, the Company received a refund of $24,976 which is substantially all of the remaining cash deposit. The Company also received interest on the deposit of $1,596.
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
In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD I rate") as opposed to the official rate. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuated daily and was significantly higher than both the official rate and the SICAD I rate.
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
In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System ("SIMADI"), which replaced the SICAD II exchange and allows for trading based on supply and demand. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD I rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of March 31, 2015, the SICAD I rate was 12.0 bolivars to the U.S dollar. If in the future the Company were to convert bolivars at a rate other than the SICAD I rate, the Company may realize additional losses or gains to earnings.

At March 31, 2015, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SICAD I rate include $8,446 for dividend payments, of which $4,386 have been outstanding for more than a year, and $7,871 for other payments to be paid at the official rate, all of which have been outstanding for more than a year.
In the three months ended March 31, 2015, the Company’s Venezuela operations contributed $22,879 to Net sales for the Company. Net income included earnings of $1,811, or $0.03 per diluted share from Venezuela. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $1,314 at March 31, 2015, including $6,223 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, including $2,124 of cash and cash equivalents.
The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  For example, a future devaluation in the Venezuelan currency to the SIMADI rate, which was 193.0 as of March 31, 2015, would result in the Company realizing additional charges of approximately $22,000 to Cost of goods sold based on current inventory levels and $1,200 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal productions levels in Venezuela.

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2015, the Company was in compliance with all of its covenants and had $130,000 in outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, at the Company’s election, plus a spread based on the Company’s leverage ratio.
On April 1, 2015, the Company issued Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement, of which $150,000 in proceeds were received during April 2015. The Notes have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5% and an average tenure of 19 years. Interest is payable semi-annually. The proceeds will be used for general corporate purposes. The Notes contain certain affirmative and negative covenants.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations, including in highly inflationary countries such as Venezuela; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2014.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At March 31, 2015, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 12,278 plaintiffs, which is a net decrease of 2,356 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 45,767 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 670 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2015 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2015	526,252		$66.88	526,252	10,779,884
February 1 - 28, 2015	420,573		69.64	420,573	10,359,311
March 1 - 31, 2015	571,407	(1)	67.15	552,400	9,806,911
Total	1,518,232		67.75	1,499,225

1	The above share repurchases include the surrender of 19,007 of the Company's common shares in connection with the vesting of restricted awards.

2
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 35,193,089 shares at a total cost of $1.0 billion for a weighted average cost of $28.45 per share through March 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1
Note Purchase Agreement, dated as of April 1, 2015, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc. and the purchasers party thereto (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on April 2, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
April 24, 2015