Form 10-Q
period 2015-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2015-07-27
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2015 was 74,808,048.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
Item 3. Quantitative and Qualitative Disclosures About Market Risk		32
Item 4. Controls and Procedures		32

PART II. OTHER INFORMATION		33
Item 1. Legal Proceedings		33
Item 1A. Risk Factors		33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		33
Item 4. Mine Safety Disclosures		33
Item 6. Exhibits		34
Signatures		35
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$664,740	$728,531	$1,322,640	$1,413,593
Cost of goods sold	438,959	478,264	876,469	936,990
Gross profit	225,781	250,267	446,171	476,603
Selling, general & administrative expenses	127,755	137,156	257,646	283,071
Rationalization and asset impairment charges	1,239	836	1,239	819
Operating income	96,787	112,275	187,286	192,713

Other income (expense):
Interest income	738	924	1,331	1,838
Equity earnings in affiliates	979	1,575	1,828	3,136
Other income	317	1,078	2,927	2,161
Interest expense	(4,387)	(986)	(6,231)	(2,556)
Total other income (expense)	(2,353)	2,591	(145)	4,579
Income before income taxes	94,434	114,866	187,141	197,292
Income taxes	23,558	37,577	47,947	63,579
Net income including non-controlling interests	70,876	77,289	139,194	133,713
Non-controlling interests in subsidiaries’ loss	(22)	(43)	(58)	(72)
Net income	$70,898	$77,332	$139,252	$133,785

Basic earnings per share	$0.95	$0.97	$1.84	$1.67
Diluted earnings per share	$0.94	$0.96	$1.82	$1.65
Cash dividends declared per share	$0.29	$0.23	$0.58	$0.46

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income including non-controlling interests	$70,876	$77,289	$139,194	$133,713
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $160 and $218 in the three and six months ended June 30, 2015; $90 and $184 in the three and six months ended June 30, 2014	(579)	(176)	521	(597)
Defined benefit pension plan activity, net of tax of $1,975 and $4,370 in the three and six months ended June 30, 2015; $1,423 and $3,261 in the three and six months ended June 30, 2014	3,571	2,536	7,109	5,080
Currency translation adjustment	15,150	12,130	(41,402)	(228)
Other comprehensive income (loss):	18,142	14,490	(33,772)	4,255
Comprehensive income	89,018	91,779	105,422	137,968
Comprehensive income (loss) attributable to non-controlling interests	5	(19)	(572)	633
Comprehensive income attributable to shareholders	$89,013	$91,798	$105,994	$137,335

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2015	December 31, 2014
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$312,737	$278,379
Accounts receivable (less allowance for doubtful accounts of $7,317 in 2015; $7,734 in 2014)	329,223	321,862
Inventories:
Raw materials	102,339	109,210
Work-in-process	42,309	40,927
Finished goods	177,075	180,703
Total inventory	321,723	330,840
Other current assets	125,553	167,596
Total Current Assets	1,089,236	1,098,677

Property, Plant and Equipment
Land	45,494	46,553
Buildings	361,811	361,846
Machinery and equipment	693,768	694,203
Property, plant and equipment	1,101,073	1,102,602
Less accumulated depreciation	671,744	665,393
Property, Plant and Equipment, Net	429,329	437,209
Non-current assets	431,601	403,329
TOTAL ASSETS	$1,950,166	$1,939,215

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$62,595	$68,166
Trade accounts payable	172,114	202,482
Other current liabilities	235,847	221,771
Total Current Liabilities	470,556	492,419

Long-Term Liabilities
Long-term debt, less current portion	151,563	2,488
Accrued pensions	24,032	32,803
Other long-term liabilities	107,357	125,724
Total Long-Term Liabilities	282,952	161,015

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	266,576	258,816
Retained earnings	2,181,813	2,086,174
Accumulated other comprehensive loss	(321,880)	(288,622)
Treasury shares	(940,687)	(783,677)
Total Shareholders’ Equity	1,195,680	1,282,549
Non-controlling interests	978	3,232
Total Equity	1,196,658	1,285,781

TOTAL LIABILITIES AND EQUITY	$1,950,166	$1,939,215

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,252	$133,785
Non-controlling interests in subsidiaries’ loss	(58)	(72)
Net income including non-controlling interests	139,194	133,713
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	30	859
Depreciation and amortization	31,718	35,900
Equity earnings in affiliates, net	(488)	(1,497)
Deferred income taxes	(6,337)	(326)
Stock-based compensation	3,889	4,585
Pension expense	10,604	5,476
Pension contributions and payments	(47,705)	(24,164)
Foreign exchange (gain) loss	(9,182)	21,157
Other, net	5,840	(4,757)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(13,682)	(43,341)
Decrease (increase) in inventories	1,540	(17,455)
Decrease (increase) in other current assets	30,632	(15,847)
Decrease in trade accounts payable	(31,217)	(15,449)
Increase in other current liabilities	13,203	43,227
Net change in other long-term assets and liabilities	2,031	(3,476)
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,070	118,605

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29,217)	(39,947)
Acquisition of businesses, net of cash acquired	—	(892)
Proceeds from sale of property, plant and equipment	1,421	5,509
Other investing activities	2,024	778
NET CASH USED BY INVESTING ACTIVITIES	(25,772)	(34,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,729	1,151
Payments on short-term borrowings	(6,968)	(9,914)
Amounts due banks, net	2,451	71
Proceeds from long-term borrowings	152,500	57
Payments on long-term borrowings	(5,662)	(1,508)
Proceeds from exercise of stock options	4,036	4,010
Excess tax benefits from stock-based compensation	1,293	2,478
Purchase of shares for treasury	(158,468)	(119,333)
Cash dividends paid to shareholders	(44,248)	(37,119)
Other financing activities	(7,996)	(2,330)
NET CASH USED BY FINANCING ACTIVITIES	(61,333)	(162,437)

Effect of exchange rate changes on Cash and cash equivalents	(8,607)	(17,156)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,358	(95,540)

Cash and cash equivalents at beginning of period	278,379	299,825
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,737	$204,285

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
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
In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD rate") as opposed to the official rate. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuated daily and was significantly higher than both the official rate and the SICAD rate.
At March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD rate as future remittances for dividend payments could be transacted at the SICAD rate. At March 31, 2014, the SICAD rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014, related to the adoption of the SICAD rate. The SICAD rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position.
In February 2015, the Venezuelan government eliminated the SICAD II rate and announced a new exchange market called the Marginal Currency System ("SIMADI"), which allows for trading based on supply and demand. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of June 30, 2015, the SICAD rate was 12.8 bolivars to the U.S dollar. If in the future the Company were to convert bolivars at a rate other than the SICAD rate, the Company may realize additional losses or gains to earnings.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $3,911 at June 30, 2015, including $4,714 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, including $2,124 of cash and cash equivalents.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

New Accounting Pronouncements:
In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments. The amendment should be applied retrospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-07 on the Company's financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. The new guidance will be applied on a retrospective basis to each prior reporting period presented. Upon transition, the Company is required to comply with applicable disclosures for a change in accounting principle. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on the Company's financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. The FASB recently announced that the ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company's financial statements.

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$70,898	$77,332	$139,252	$133,785
Denominator:
Basic weighted average shares outstanding	75,000	79,873	75,621	80,260
Effect of dilutive securities - Stock options and awards	773	900	795	934
Diluted weighted average shares outstanding	75,773	80,773	76,416	81,194
Basic earnings per share	$0.95	$0.97	$1.84	$1.67
Diluted earnings per share	$0.94	$0.96	$1.82	$1.65
For the three months ended June 30, 2015 and 2014, common shares subject to equity-based awards of 556,371 and 261,725, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2015 and 2014, common shares subject to equity-based awards of 481,831 and 263,363, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended June 30, 2015
Net sales	$415,075	$90,903	$49,043	$37,907	$71,812	$—	$664,740
Inter-segment sales	25,613	4,463	2,964	118	2,716	(35,874)	—
Total	$440,688	$95,366	$52,007	$38,025	$74,528	$(35,874)	$664,740

EBIT, as adjusted	$77,494	$9,481	$2,244	$1,378	$8,250	$475	$99,322
Special items charge (gain)	—	1,239	—	—	—	—	1,239
EBIT	$77,494	$8,242	$2,244	$1,378	$8,250	$475	$98,083
Interest income							738
Interest expense							(4,387)
Income before income taxes							$94,434

Three Months Ended June 30, 2014
Net sales	$429,490	$115,574	$66,997	$39,051	$77,419	$—	$728,531
Inter-segment sales	33,360	5,494	3,600	35	2,262	(44,751)	—
Total	$462,850	$121,068	$70,597	$39,086	$79,681	$(44,751)	$728,531

EBIT, as adjusted	$91,195	$14,899	$365	$4,995	$7,178	$600	$119,232
Special items charge (gain)	(21)	965	(108)	3,468	—	—	4,304
EBIT	$91,216	$13,934	$473	$1,527	$7,178	$600	$114,928
Interest income							924
Interest expense							(986)
Income before income taxes							$114,866

Six Months Ended June 30, 2015
Net sales	$828,063	$179,319	$98,293	$75,337	$141,628	$—	$1,322,640
Inter-segment sales	51,742	8,056	6,234	118	4,727	(70,877)	—
Total	$879,805	$187,375	$104,527	$75,455	$146,355	$(70,877)	$1,322,640

EBIT, as adjusted	$148,678	$18,229	$5,372	$4,528	$15,799	$674	$193,280
Special items charge (gain)	—	1,239	—	—	—	—	1,239
EBIT	$148,678	$16,990	$5,372	$4,528	$15,799	$674	$192,041
Interest income							1,331
Interest expense							(6,231)
Income before income taxes							$187,141

Total assets	$1,143,024	$355,965	$270,560	$132,849	$149,983	$(102,215)	$1,950,166

Six Months Ended June 30, 2014
Net sales	$831,396	$220,980	$128,283	$83,044	$149,890	$—	$1,413,593
Inter-segment sales	66,303	11,354	8,049	64	4,380	(90,150)	—
Total	$897,699	$232,334	$136,332	$83,108	$154,270	$(90,150)	$1,413,593

EBIT, as adjusted	$162,559	$24,191	$(275)	$16,760	$13,236	$3,491	$219,962
Special items charge (gain)	(68)	1,004	(117)	21,133	—	—	21,952
EBIT	$162,627	$23,187	$(158)	$(4,373)	$13,236	$3,491	$198,010
Interest income							1,838
Interest expense							(2,556)
Income before income taxes							$197,292

Total assets	$1,150,833	$418,283	$319,965	$149,430	$172,781	$(66,453)	$2,144,839

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the three and six months ended June 30, 2015, special items in Europe Welding reflect rationalization activity charges.
In the three and six months ended June 30, 2014, special items in North America Welding, Europe Welding and Asia Pacific Welding reflect rationalization activity charges and credits. South America Welding special items represent charges relating to a Venezuelan remeasurement loss.

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization charges of $1,239 for the six months ended June 30, 2015, primarily related to employee severance and other related costs. A description of each restructuring plan and the related costs follows:
Europe Welding Plans:
During 2015, the Company initiated a rationalization plan within Europe Welding. The plan includes headcount restructuring to better align the cost structures with economic conditions and operating needs. During the six months ended June 30, 2015, the Company recorded charges relating to the Europe Welding plans of $1,239, which represent employee severance and other related costs. The Company expects additional charges up to $400 related to the completion of these activities. At June 30, 2015, liabilities relating to the Europe Welding plans of $665 were recognized in Other current liabilities, which will be substantially paid during 2015.
Asia Pacific Welding Plans:
During the third quarter of 2014, the Company identified assets within the segment for planned divestiture. As of June 30, 2015, $22,842 and $5,887 of assets and liabilities identified for divestiture were classified as held for sale and were recorded in Other current assets and Other current liabilities, respectively.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.

NOTE 6 — COMMON SHARE REPURCHASE PROGRAM
The Company has a share repurchase program for up to 45 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and six month periods ended June 30, 2015, the Company purchased a total of 0.8 million and 2.3 million shares, respectively.  As of June 30, 2015, there remained 9.0 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 — EQUITY
Changes in equity for the six months ended June 30, 2015 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$1,282,549	$3,232	$1,285,781
Comprehensive income (loss):
Net income (loss)	139,252	(58)	139,194
Other comprehensive income (loss)	(33,258)	(514)	(33,772)
Total comprehensive income (loss)	105,994	(572)	105,422

Cash dividends declared - $0.58 per share	(43,613)	—	(43,613)
Issuance of shares under benefit plans	9,218	—	9,218
Purchase of shares for treasury	(158,468)	—	(158,468)
Transactions with non-controlling interests	—	(1,682)	(1,682)
Balance, June 30, 2015	$1,195,680	$978	$1,196,658
Changes in equity for the six months ended June 30, 2014 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$1,526,602	$4,086	$1,530,688
Comprehensive income (loss):
Net income (loss)	133,785	(72)	133,713
Other comprehensive income (loss)	3,550	705	4,255
Total comprehensive income (loss)	137,335	633	137,968

Cash dividends declared - $0.46 per share	(36,779)	—	(36,779)
Issuance of shares under benefit plans	11,195	—	11,195
Purchase of shares for treasury	(119,333)	—	(119,333)
Transactions with non-controlling interests	(1,484)	(782)	(2,266)
Balance, June 30, 2014	$1,517,536	$3,937	$1,521,473

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in accumulated other comprehensive (loss) income ("AOCI") by component, net of taxes for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2015	$1,091		$(194,355)		$(146,731)		$(339,995)
Other comprehensive income (loss) before reclassification	(893)		—		15,123	[3]	14,230
Amounts reclassified from AOCI	314	[1]	3,571	[2]	—		3,885
Net current-period other comprehensive income (loss)	(579)		3,571		15,123		18,115
Balance at June 30, 2015	$512		$(190,784)		$(131,608)		$(321,880)

	Three Months Ended June 30, 2014
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2014	$(52)		$(158,149)		$(4,656)		$(162,857)
Other comprehensive income (loss) before reclassification	(173)		—		12,106	[3]	11,933
Amounts reclassified from AOCI	(3)	[1]	2,536	[2]	—		2,533
Net current-period other comprehensive income (loss)	(176)		2,536		12,106		14,466
Balance at June 30, 2014	$(228)		$(155,613)		$7,450		$(148,391)

1
During the 2015 period, this AOCI reclassification is a component of Net sales of $8 (net of tax of $(75)) and Cost of goods sold of $306 (net of tax of $205); during the 2014 period, the reclassification is a component of Net sales of $(82) (net of tax of $(10)) and Cost of goods sold of $79 (net of tax of $19). (See Note 15 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,975 and $1,423 during the three months ended June 30, 2015 and 2014, respectively). (See Note 13 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income before reclassifications excludes $27 and $24 attributable to Non-controlling interests in the three months ended June 30, 2015 and 2014, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	429		—		(40,888)	[3]	(40,459)
Amounts reclassified from AOCI	92	[1]	7,109	[2]	—		7,201
Net current-period other comprehensive income (loss)	521		7,109		(40,888)		(33,258)
Balance at June 30, 2015	$512		$(190,784)		$(131,608)		$(321,880)

	Six months ended June 30, 2014
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive income (loss) before reclassification	(883)		—		(933)	[3]	(1,816)
Amounts reclassified from AOCI	286	[1]	5,080	[2]	—		5,366
Net current-period other comprehensive income (loss)	(597)		5,080		(933)		3,550
Balance at June 30, 2014	$(228)		$(155,613)		$7,450		$(148,391)

1
During the 2015 period, this AOCI reclassification is a component of Net sales of $(521) (net of tax of $(324)) and Cost of goods sold of $613 (net of tax of $407); during the 2014 period, the reclassification is a component of Net sales of $50 (net of tax of $10) and Cost of goods sold of $236 (net of tax of $105). (See Note 15 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $4,370 and $3,261 during the six months ended June 30, 2015 and 2014, respectively). (See Note 13 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income before reclassifications excludes $(514) and $705 attributable to Non-controlling interests in the six months ended June 30, 2015 and 2014, respectively.

NOTE 8 — INVENTORY VALUATION
Inventories are valued at the lower of cost or market.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $68,164 and $71,311 at June 30, 2015 and December 31, 2014, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — ACCRUED EMPLOYEE BONUS
Other current liabilities at June 30, 2015 and 2014 include accruals for year-end bonuses and related payroll taxes of $59,402 and $69,615, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30
	2015	2014
Balance at December 31	$15,398	$15,180
Accruals for warranties	7,328	6,200
Settlements	(6,755)	(5,787)
Foreign currency translation	(229)	25
Balance at June 30	$15,742	$15,618

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 12 — DEBT
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2015, the Company was in compliance with all of its covenants and had $40,000 in outstanding borrowings under the Credit Agreement which was recorded in Short-term debt.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, at the Company’s election, plus a spread based on the Company’s leverage ratio.
On April 1, 2015, the Company issued Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement, of which $150,000 in proceeds are outstanding as of June 30, 2015 and recorded in Long-term debt, less current portion and $200,000 of which will be received in August 2015. The proceeds are being used for general corporate purposes. The Notes, as shown in the table below, have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5% and an average tenure of 19 years. Interest is payable semi-annually. The Notes contain certain affirmative and negative covenants. As of June 30, 2015, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$5,038	$5,081	$10,460	$10,144
Interest cost	10,413	10,615	20,744	21,277
Expected return on plan assets	(16,242)	(17,048)	(31,980)	(34,069)
Amortization of prior service cost	(156)	(152)	(312)	(307)
Amortization of net loss	5,872	4,209	11,692	8,431
Defined benefit plans	4,925	2,705	10,604	5,476
Multi-employer plans	211	267	428	531
Defined contribution plans	2,945	2,819	5,961	5,653
Total pension cost	$8,081	$5,791	$16,993	$11,660
The Company voluntarily contributed $45,000 to its defined benefit plans in the United States during the six months ended June 30, 2015. The expected return on plan assets decreased due to changes in the target allocation of plan assets and the amortization of net loss increased due to a lower discount rate and the adoption of new mortality tables for the Company's U.S. defined benefit plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — INCOME TAXES
The Company recognized $47,947 of tax expense on pre-tax income of $187,141, resulting in an effective income tax rate of 25.6% for the six months ended June 30, 2015.  The effective income tax rate was 32.2% for the six months ended June 30, 2014. The 2015 effective income tax rate was lower than the Company’s statutory rate due to the utilization of U.S. tax credits, reversal of valuation allowance on deferred tax assets more-likely-than-not to be realized and refund interest recognized as a reduction in tax expense. Both the 2015 and 2014 effective income tax rates were lower than the Company’s statutory rate due to income earned in lower tax rate jurisdictions.
As of June 30, 2015, the Company had $15,533 of unrecognized tax benefits.  If recognized, approximately $8,328 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.  The Company is currently subject to various U.S. state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $3,138 in previously unrecognized tax benefits by the end of the second quarter 2016.
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
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the Reassessment, this tax litigation is concluded. In December 2014, the Company received a partial refund of the cash deposit. In the first quarter of 2015, the Company received a refund of $24,976 which was substantially all of the remaining cash deposit. The Company also received interest on the deposit of $1,596.

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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the six months ended June 30, 2015 and 2014.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2015.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $35,740 at June 30, 2015 and $27,265 at December 31, 2014. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Net Investment Hedges
The Company has foreign currency forward contracts that qualify and are designated as net investment hedges.  The dollar equivalent gross notional amount of these short-term contracts was $7,468 at June 30, 2015 and $60,734 at December 31, 2014. The effective portions of the fair value gains or losses on these net investment hedges are recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $265,323 at June 30, 2015 and $280,949 at December 31, 2014. The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver and copper forward contracts with notional amounts of $3,032 and $960, respectively, at June 30, 2015 and notional amounts of $4,467 and $1,066, respectively, at December 31, 2014.  Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	June 30, 2015		December 31, 2014
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$195	$424	$461	$935
Net investment contracts	64	—	1,091	469
Not designated as hedging instruments:
Foreign exchange contracts	612	1,420	482	3,638
Commodity contracts	63	24	47	69
Total derivatives	$934	$1,868	$2,081	$5,111
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014 consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2015	2014	2015	2014
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$2,512	$1,259	$(7,092)	$1,298
Commodity contracts	Cost of goods sold	194	(505)	50	(501)
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2015	December 31, 2014
Foreign exchange contracts	$(221)	$(9)
Net investment contracts	733	—
The Company expects a loss of $221 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2015	2014	2015	2014
Foreign exchange contracts	Sales	$8	$(82)	$(521)	$50
	Cost of goods sold	306	79	613	236

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 16 - FAIR VALUE
The following table provides a summary of assets and liabilities as of June 30, 2015, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$807	$—	$807	$—
Commodity contracts	63	—	63	—
Net investment contracts	64	—	64	—
Total assets	$934	$—	$934	$—

Liabilities:
Foreign exchange contracts	$1,844	$—	$1,844	$—
Commodity contracts	24	—	24	—
Contingent consideration	7,507	—	—	7,507
Forward contract	19,194	—	—	19,194
Deferred compensation	22,990	—	22,990	—
Total liabilities	$51,559	$—	$24,858	$26,701
The following table provides a summary of assets and liabilities as of December 31, 2014, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$943	$—	$943	$—
Commodity contracts	47	—	47	—
Net investment contracts	1,091	—	1,091	—
Total assets	$2,081	$—	$2,081	$—

Liabilities:
Foreign exchange contracts	$4,573	$—	$4,573	$—
Commodity contracts	69	—	69	—
Net investment contracts	469	—	469	—
Contingent consideration	6,912	—	—	6,912
Forward contract	25,268	—	—	25,268
Deferred compensation	21,839	—	21,839	—
Total liabilities	$59,130	$—	$26,950	$32,180
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the six months ended June 30, 2015, there were no transfers between Levels 1, 2 or 3.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In connection with an acquisition, the Company recorded a contingent consideration fair valued at $7,507 as of June 30, 2015, which reflects a $595 increase in the liability from December 31, 2014.  The contingent consideration is based upon estimated sales for the five-year period ending December 31, 2015 and will be paid in 2016 based on actual sales during the period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $19,194 as of June 30, 2015. The change in liability from December 31, 2014 was primarily the result of a $7,140 payment to acquire an additional financial interest in the entity offset by additional accruals of $2,798 for the six months ended June 30, 2015. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rates of 3.5% reflective of the Company's cost of debt and 13.9% as a risk adjusted cost of capital and annual earnings before interest and taxes with growth rates ranging from 5.2% to 32.6%.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
During the third quarter of 2014, the Company identified assets within Asia Pacific Welding for planned divestiture. As of June 30, 2015, the assets identified for divestiture were classified as held for sale and recorded at their fair value as determined using a Level 3 discounted cash flow valuation model. As of June 30, 2015, $22,842 and $5,887 of assets and liabilities held for sale were recorded in Other current assets and Other current liabilities, respectively.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2015 and December 31, 2014.  The fair value of long-term debt at June 30, 2015 and December 31, 2014, including the current portion, was approximately $96,472 and $9,323, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $157,074 and $9,499, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Results of Operations
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015		2014		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$664,740	100.0%	$728,531	100.0%	$(63,791)	(8.8%)
Cost of goods sold	438,959	66.0%	478,264	65.6%	(39,305)	(8.2%)
Gross profit	225,781	34.0%	250,267	34.4%	(24,486)	(9.8%)
Selling, general & administrative expenses	127,755	19.2%	137,156	18.8%	(9,401)	(6.9%)
Rationalization and asset impairment charges	1,239	0.2%	836	0.1%	403	48.2%
Operating income	96,787	14.6%	112,275	15.4%	(15,488)	(13.8%)
Interest income	738	0.1%	924	0.1%	(186)	(20.1%)
Equity earnings in affiliates	979	0.1%	1,575	0.2%	(596)	(37.8%)
Other income	317	—	1,078	0.1%	(761)	(70.6%)
Interest expense	(4,387)	(0.7%)	(986)	(0.1%)	(3,401)	(344.9%)
Income before income taxes	94,434	14.2%	114,866	15.8%	(20,432)	(17.8%)
Income taxes	23,558	3.5%	37,577	5.2%	(14,019)	(37.3%)
Net income including non-controlling interests	70,876	10.7%	77,289	10.6%	(6,413)	(8.3%)
Non-controlling interests in subsidiaries’ loss	(22)	—	(43)	—	21	48.8%
Net income	$70,898	10.7%	$77,332	10.6%	$(6,434)	(8.3%)
Net Sales:  Net sales for the second quarter of 2015 decreased 8.8% from the second quarter 2014.  The sales decrease reflects volume decreases of 6.5%, price increases of 1.6%, increases from acquisitions of 2.0% and unfavorable impacts from foreign exchange of 5.9%.  Sales volumes decreased primarily as a result of softer demand associated with the current economic environment and accelerating weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela.
Gross Profit:  Gross profit decreased 9.8% to $225,781 for the second quarter 2015 compared with $250,267 in the second quarter 2014.  As a percentage of Net sales, Gross profit decreased to 34.0% in the second quarter 2015 from 34.4% in the second quarter 2014.  The decrease was driven by the decline in sales volumes.  The second quarter 2015 includes a LIFO credit of $2,930 compared with a charge of $1,130 in the prior year period. The prior year period also includes a gain of $3,946 from an insurance settlement. Foreign currency exchange rates had a $13,192 unfavorable translation impact in the second quarter 2015.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were lower by $9,401, or 6.9%, in the second quarter 2015 compared with the second quarter of 2014.  As a percentage of Net sales, SG&A expenses were 19.2% and 18.8% in the second quarter 2015 and 2014, respectively.  The decrease in SG&A expenses was predominantly due to lower bonus expense of $8,899, lower foreign currency translation of $7,028 and lower foreign exchange transaction losses of $2,080, partially offset by higher general and administrative spending of $7,897 primarily related to additional employee compensation costs.
Rationalization and Asset Impairment Charges: In the second quarter 2015, the Company recorded $1,239 in net rationalization charges primarily related to employee severance and other related costs. See Note 5, "Rationalization and Asset Impairments" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $979 in the second quarter 2015 compared with earnings of $1,575 in the second quarter of 2014. The decrease was primarily due to a decrease in earnings in Turkey.
Other Income:  Other income decreased to $317 in the second quarter 2015 compared with $1,078 in the second quarter 2014, primarily due to lower earnings on Company held investments in the current year and a government subsidy recognized in the prior year.
Interest Expense:  Interest expense increased to $4,387 in the second quarter 2015 from $986 in the second quarter of 2014. The increase was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and interest accrued on higher borrowings.
Income Taxes:  The Company recognized $23,558 of tax expense on pre-tax income of $94,434, resulting in an effective income tax rate of 24.9% for the three months ended June 30, 2015 compared with an effective income tax rate of 32.7% in the second quarter of 2014. The lower effective income tax rate in the current period is primarily due to the utilization of foreign tax credits and discrete tax benefits of $3,418 related to the reversal of deferred tax valuation allowances and adjustments to uncertain tax positions.
Net Income:  Net income for the second quarter 2015 was $70,898 compared with Net income of $77,332 in the second quarter of 2014.  Diluted earnings per share for the second quarter 2015 were $0.94 compared with $0.96 in the second quarter of 2014.  Foreign currency exchange rates had a $3,191 unfavorable translation impact in the second quarter 2015.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended June 30, 2015:

		Change in Net Sales due to:
	Net Sales 2014	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2015
Operating Segments
North America Welding	$429,490	$(21,853)	$14,250	$1,457	$(8,269)	$415,075
Europe Welding	115,574	(3,343)	—	(582)	(20,746)	90,903
Asia Pacific Welding	66,997	(15,292)	—	(617)	(2,045)	49,043
South America Welding	39,051	(8,601)	—	15,696	(8,239)	37,907
The Harris Products Group	77,419	1,743	—	(3,981)	(3,369)	71,812
Consolidated	$728,531	$(47,346)	$14,250	$11,973	$(42,668)	$664,740
% Change
North America Welding		(5.1%)	3.3%	0.3%	(1.9%)	(3.4%)
Europe Welding		(2.9%)	—	(0.5%)	(18.0%)	(21.3%)
Asia Pacific Welding		(22.8%)	—	(0.9%)	(3.1%)	(26.8%)
South America Welding		(22.0%)	—	40.2%	(21.1%)	(2.9%)
The Harris Products Group		2.3%	—	(5.1%)	(4.4%)	(7.2%)
Consolidated		(6.5%)	2.0%	1.6%	(5.9%)	(8.8%)

Net sales volumes for the second quarter of 2015 decreased for all operating segments except for The Harris Products Group due to softer demand associated with the current economic environment and accelerating weakness in oil & gas and U.S. export markets. Net sales volumes in The Harris Products Group increased due to favorable equipment volumes. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela. Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisition of Easom Automation Systems, Inc. ("Easom") in October 2014 (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). All segments sales decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended June 30, 2015 by segment compared with the comparable period in 2014:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
North America Welding:
Net sales	$415,075	$429,490	(14,415)	(3.4%)
Inter-segment sales	25,613	33,360	(7,747)	(23.2%)
Total Sales	$440,688	$462,850	(22,162)	(4.8%)

EBIT, as adjusted	$77,494	$91,195	(13,701)	(15.0%)
As a percent of total sales	17.6%	19.7%		(2.1%)
Europe Welding:
Net sales	$90,903	$115,574	(24,671)	(21.3%)
Inter-segment sales	4,463	5,494	(1,031)	(18.8%)
Total Sales	$95,366	$121,068	(25,702)	(21.2%)

EBIT, as adjusted	$9,481	$14,899	(5,418)	(36.4%)
As a percent of total sales	9.9%	12.3%		(2.4%)
Asia Pacific Welding:
Net sales	$49,043	$66,997	(17,954)	(26.8%)
Inter-segment sales	2,964	3,600	(636)	(17.7%)
Total Sales	$52,007	$70,597	(18,590)	(26.3%)

EBIT, as adjusted	$2,244	$365	1,879	514.8%
As a percent of total sales	4.3%	0.5%		3.8%
South America Welding:
Net sales	$37,907	$39,051	(1,144)	(2.9%)
Inter-segment sales	118	35	83	237.1%
Total Sales	$38,025	$39,086	(1,061)	(2.7%)

EBIT, as adjusted	$1,378	$4,995	(3,617)	(72.4%)
As a percent of total sales	3.6%	12.8%		(9.2%)
The Harris Products Group:
Net sales	$71,812	$77,419	(5,607)	(7.2%)
Inter-segment sales	2,716	2,262	454	20.1%
Total Sales	$74,528	$79,681	(5,153)	(6.5%)

EBIT, as adjusted	$8,250	$7,178	1,072	14.9%
As a percent of total sales	11.1%	9.0%		2.1%
EBIT, as adjusted as a percent of total sales decreased for North America Welding in the three months ended June 30, 2015 as compared with the same period of the prior year primarily due to volume decreases of 5.1%. The decrease in Europe Welding is primarily due to unfavorable foreign exchange translation and volume decreases of 2.9%. The increase in Asia Pacific Welding is the result of lower raw material costs and operational efficiencies. The South America Welding decrease was a result of lower volumes and lower margins in Venezuela.
In the three months ended June 30, 2015, special items include charges of $1,239 in Europe Welding primarily related to employee severance and other costs.

In the three months ended June 30, 2014, special items include net credits of $21 and $108 in North America Welding and Asia Pacific Welding, respectively, and a net charge of $965 in Europe Welding primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding special items represent Venezuelan foreign exchange measurement losses of $3,468, related to the adoption of a new foreign exchange mechanism in the first quarter of 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015		2014		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,322,640	100.0%	$1,413,593	100.0%	$(90,953)	(6.4%)
Cost of goods sold	876,469	66.3%	936,990	66.3%	(60,521)	(6.5%)
Gross profit	446,171	33.7%	476,603	33.7%	(30,432)	(6.4%)
Selling, general & administrative expenses	257,646	19.5%	283,071	20.0%	(25,425)	(9.0%)
Rationalization and asset impairment charges	1,239	0.1%	819	0.1%	420	51.3%
Operating income	187,286	14.2%	192,713	13.6%	(5,427)	(2.8%)
Interest income	1,331	0.1%	1,838	0.1%	(507)	(27.6%)
Equity earnings in affiliates	1,828	0.1%	3,136	0.2%	(1,308)	(41.7%)
Other income	2,927	0.2%	2,161	0.2%	766	35.4%
Interest expense	(6,231)	(0.5%)	(2,556)	(0.2%)	(3,675)	(143.8%)
Income before income taxes	187,141	14.1%	197,292	14.0%	(10,151)	(5.1%)
Income taxes	47,947	3.6%	63,579	4.5%	(15,632)	(24.6%)
Net income including non-controlling interests	139,194	10.5%	133,713	9.5%	5,481	4.1%
Non-controlling interests in subsidiaries’ loss	(58)	—	(72)	—	14	19.4%
Net income	$139,252	10.5%	$133,785	9.5%	$5,467	4.1%
Net Sales:  Net sales for the six months ended June 30, 2015 decreased 6.4% from the comparable period in 2014.  The sales decrease reflects volume decreases of 3.7%, price increases of 2.3%, increases from acquisitions of 1.9% and unfavorable impacts from foreign exchange of 6.9%.  Sales volumes decreased as a result of softer demand associated with the current economic environment and accelerating weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela.
Gross Profit:  Gross profit decreased 6.4% to $446,171 for the six months ended June 30, 2015 compared with $476,603 in the comparable period in 2014.  As a percentage of Net sales, Gross profit was 33.7% in both the six months ended June 30, 2015 and 2014. The six months ended June 30, 2015 includes a LIFO credit of $3,146 compared with a charge of $2,195 in the prior year period. The prior year period also includes a gain of $3,946 from an insurance settlement. Foreign currency exchange rates had a $29,835 unfavorable translation impact in the six months ended June 30, 2015.
SG&A Expenses:  SG&A expenses were lower by $25,425, or 9.0%, in the six months ended June 30, 2015 compared with the comparable period in 2014.  As a percentage of Net sales, SG&A expenses were 19.5% and 20.0% in the six months ended June 30, 2015 and 2014, respectively.  The decrease in SG&A expenses was predominantly due to lower foreign currency translation of $16,339, lower foreign exchange transaction losses of $15,962 and lower bonus expense of $9,800, partially offset by higher general and administrative spending of $14,604 primarily related to additional employee compensation costs. Foreign exchange transaction losses in the prior year period includes a charge of $17,665 relating to a Venezuelan remeasurement loss.
Rationalization and Asset Impairment Charges: In the six months ended June 30, 2015, the Company recorded $1,239 in net rationalization charges primarily related to employee severance and other related costs. See Note 5, "Rationalization and Asset Impairments" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $1,828 in the six months ended June 30, 2015 compared with earnings of $3,136 in the comparable period in 2014.  The decrease was primarily due to a decrease in earnings in Turkey.

Other Income:  Other income increased to $2,927 in the six months ended June 30, 2015 from $2,161 in the comparable period in 2014. The increase was the result of a gain associated with the liquidation of a foreign subsidiary and the related non-controlling interest.
Interest Expense:  Interest expense increased to $6,231 in the six months ended June 30, 2015 from $2,556 in the comparable period in 2014. The increase was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and interest accrued on higher borrowings.
Income Taxes:  The Company recognized $47,947 of tax expense on pre-tax income of $187,141, resulting in an effective income tax rate of 25.6% for the six months ended June 30, 2015 compared with an effective income tax rate of 32.2% for the six months ended June 30, 2014. The effective income tax rate was lower in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the utilization of foreign tax credits and higher discrete tax benefits in the current year, driven by the reversal of valuation allowances on deferred tax assets more-likely-than-not to be realized and adjustments to uncertain tax positions.
Net Income:  Net income for the six months ended June 30, 2015 was $139,252 compared with Net income of $133,785 in the six months ended June 30, 2014.  Diluted earnings per share for the six months ended June 30, 2015 was $1.82 compared with $1.65 in the comparable period in 2014.  Foreign currency exchange rates had a $7,343 unfavorable translation impact in the six months ended June 30, 2015.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the six months ended June 30, 2015:

		Change in Net Sales due to:
	Net Sales 2014	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2015
Operating Segments
North America Welding	$831,396	$(20,926)	$26,721	$5,480	$(14,608)	$828,063
Europe Welding	220,980	(141)	—	(883)	(40,637)	179,319
Asia Pacific Welding	128,283	(24,395)	—	(1,286)	(4,309)	98,293
South America Welding	83,044	(13,294)	—	37,170	(31,583)	75,337
The Harris Products Group	149,890	6,217	—	(8,570)	(5,909)	141,628
Consolidated	$1,413,593	$(52,539)	$26,721	$31,911	$(97,046)	$1,322,640
% Change
North America Welding		(2.5%)	3.2%	0.7%	(1.8%)	(0.4%)
Europe Welding		(0.1%)	—	(0.4%)	(18.4%)	(18.9%)
Asia Pacific Welding		(19.0%)	—	(1.0%)	(3.4%)	(23.4%)
South America Welding		(16.0%)	—	44.8%	(38.0%)	(9.3%)
The Harris Products Group		4.1%	—	(5.7%)	(3.9%)	(5.5%)
Consolidated		(3.7%)	1.9%	2.3%	(6.9%)	(6.4%)
Net sales volumes for the six months ended June 30, 2015 decreased for North America Welding, Asia Pacific Welding and South America Welding due to softer demand associated with the current economic environment and accelerating weakness in oil & gas and U.S. export markets. Net sales volumes in The Harris Products Group increased due to favorable equipment volumes. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisition of Easom in October 2014 (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). All segments sales decreased due to a stronger U.S. dollar.

EBIT, as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the six months ended June 30, 2015 by segment compared with the comparable period in 2014:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
North America Welding:
Net sales	$828,063	$831,396	(3,333)	(0.4%)
Inter-segment sales	51,742	66,303	(14,561)	(22.0%)
Total Sales	$879,805	$897,699	(17,894)	(2.0%)

EBIT, as adjusted	$148,678	$162,559	(13,881)	(8.5%)
As a percent of total sales	16.9%	18.1%		(1.2%)
Europe Welding:
Net sales	$179,319	$220,980	(41,661)	(18.9%)
Inter-segment sales	8,056	11,354	(3,298)	(29.0%)
Total Sales	$187,375	$232,334	(44,959)	(19.4%)

EBIT, as adjusted	$18,229	$24,191	(5,962)	(24.6%)
As a percent of total sales	9.7%	10.4%		(0.7%)
Asia Pacific Welding:
Net sales	$98,293	$128,283	(29,990)	(23.4%)
Inter-segment sales	6,234	8,049	(1,815)	(22.5%)
Total Sales	$104,527	$136,332	(31,805)	(23.3%)

EBIT, as adjusted	$5,372	$(275)	5,647	2,053.5%
As a percent of total sales	5.1%	(0.2%)		5.3%
South America Welding:
Net sales	$75,337	$83,044	(7,707)	(9.3%)
Inter-segment sales	118	64	54	84.4%
Total Sales	$75,455	$83,108	(7,653)	(9.2%)

EBIT, as adjusted	$4,528	$16,760	(12,232)	(73.0%)
As a percent of total sales	6.0%	20.2%		(14.2%)
The Harris Products Group:
Net sales	$141,628	$149,890	(8,262)	(5.5%)
Inter-segment sales	4,727	4,380	347	7.9%
Total Sales	$146,355	$154,270	(7,915)	(5.1%)

EBIT, as adjusted	$15,799	$13,236	2,563	19.4%
As a percent of total sales	10.8%	8.6%		2.2%
EBIT, as adjusted as a percent of total sales decreased for North America Welding in the six months ended June 30, 2015 as compared with the same period of the prior year due to volume decreases of 2.5%. The decrease in Europe Welding is primarily due to unfavorable foreign exchange translation. The Asia Pacific Welding increase was due to lower raw material costs, operational efficiencies and a gain of $1,769 associated with the liquidation of a foreign subsidiary and related non-controlling interest. The South America Welding decrease was a result of lower margins in Venezuela, as well as lower volumes and unfavorable foreign exchange translation in the segment. The increase in The Harris Products Group is primarily due to favorable product mix associated with volume increases offset by pricing declines as a result of decreases in the costs of silver and copper as compared to the prior year period.
In the six months ended June 30, 2015, special items include charges of $1,239 in Europe Welding primarily related to employee severance and other costs.

In the six months ended June 30, 2014, special items include net credits of $68 and $117 in North America Welding and Asia Pacific Welding, respectively, and a net charge of $1,004 in Europe Welding primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The South America Welding special items represent Venezuelan foreign exchange remeasurement losses of $21,133, related to the adoption of a new foreign exchange mechanism the first quarter.

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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income as reported	$96,787	$112,275	$187,286	$192,713
Special items (pre-tax):
Rationalization and asset impairment charges	1,239	836	1,239	819
Venezuela foreign exchange losses	—	3,468	—	21,133
Adjusted operating income	$98,026	$116,579	$188,525	$214,665
Special items included in Operating income during the three and six month periods ended June 30, 2015 represent rationalization charges related to employee severance and other related costs.
Special items included in Operating income during the three and six month periods ended June 30, 2014 include net rationalization and asset impairment charges related to employee severance and other costs associated with the consolidation of manufacturing operations and Venezuelan remeasurement losses related to the adoption of a new foreign exchange mechanism in the first quarter.
The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income as reported	$70,898	$77,332	$139,252	$133,785
Special items (after-tax):
Rationalization and asset impairment charges	900	698	900	691
Venezuela foreign exchange losses	—	3,468	—	21,133
Adjusted net income	$71,798	$81,498	$140,152	$155,609

Diluted earnings per share as reported	$0.94	$0.96	$1.82	$1.65
Special items	0.01	0.05	0.01	0.27
Adjusted diluted earnings per share	$0.95	$1.01	$1.83	$1.92
Special items included in Net income during the three and six month periods ended June 30, 2015 represent rationalization charges related to employee severance and other related costs.
Special items included in Net income during the three and six month periods ended June 30, 2014 include net rationalization and asset impairment charges related to employee severance and other costs associated with the consolidation of manufacturing operations and Venezuelan remeasurement losses related to the adoption of a new foreign exchange mechanism in the first quarter.

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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2015	2014	Change
Cash provided by operating activities	$130,070	$118,605	$11,465
Cash used by investing activities	(25,772)	(34,552)	8,780
Capital expenditures	(29,217)	(39,947)	10,730
Acquisition of businesses, net of cash acquired	—	(892)	892
Proceeds from sale of property, plant and equipment	1,421	5,509	(4,088)
Other investing activities	2,024	778	1,246
Cash used by financing activities	(61,333)	(162,437)	101,104
Payments on short-term borrowings, net	(2,788)	(8,692)	5,904
Proceeds from (payments on) long-term borrowings, net	146,838	(1,451)	148,289
Proceeds from exercise of stock options	4,036	4,010	26
Excess tax benefits from stock-based compensation	1,293	2,478	(1,185)
Purchase of shares for treasury	(158,468)	(119,333)	(39,135)
Cash dividends paid to shareholders	(44,248)	(37,119)	(7,129)
Other financing activities	(7,996)	(2,330)	(5,666)
Increase (decrease) in Cash and cash equivalents	34,358	(95,540)
Cash and cash equivalents increased 12.3% or $34,358 during the six months ended June 30, 2015 to $312,737 from $278,379 as of December 31, 2014.  This increase was predominantly due to cash provided by operating activities of $130,070 and proceeds from Senior Unsecured Notes (the "Notes") of $150,000 (see the "Debt" section below for additional information) offset by capital expenditures of $29,217, purchase of common shares for treasury of $158,468 and cash dividends paid to shareholders of $44,248. The increase in Cash and cash equivalents during the six months ended June 30, 2015 compares to a decrease of 31.9% or $95,540 to $204,285 during the six months ended June 30, 2014.
Cash provided by operating activities increased by $11,465 for the six months ended June 30, 2015, compared with the six months ended June 30, 2014.  The increase was predominantly due to a refund of a Canadian tax deposit of $24,976 and less investment in net operating working capital of $32,886 offset by higher contributions to U.S. pension plans of $25,000 in the six months ended June 30, 2015. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 18.0% at June 30, 2015 compared with 16.5% at December 31, 2014 and decreased from 19.8% at June 30, 2014.  Days sales in inventory increased to 93.8 days at June 30, 2015 from 92.3 days at December 31, 2014 and decreased from 95.8 days at June 30, 2014.  Accounts receivable days increased to 47.9 days at June 30, 2015 from 45.7 days at December 31, 2014 and decreased from 53.4 days at June 30, 2014.  Average days in accounts payable decreased to 39.7 days at June 30, 2015 from 45.0 days at December 31, 2014 and 41.4 days at June 30, 2014.

Cash used by investing activities decreased by $8,780 for the six months ended June 30, 2015, compared with the six months ended June 30, 2014.  The decrease was predominantly due to a decrease in capital expenditures of $10,730. The Company currently anticipates capital expenditures of $65,000 to $70,000 in 2015.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities decreased by $101,104 to $61,333 in the six months ended June 30, 2015, compared with the six months ended June 30, 2014.  The decrease was predominantly due to proceeds from the Notes of $150,000 offset by higher cash dividends paid to shareholders of $7,129 and higher purchases of common shares for treasury of $39,135. The Company currently anticipates share repurchases of approximately $400,000 in 2015. In August 2015, the Company will receive $200,000 related to the Notes (see the "Debt" section below for additional information).
The Company’s debt levels increased from $70,654 at December 31, 2014 to $214,158 at June 30, 2015.  The increase was predominantly due to proceeds from Senior Unsecured Notes of $150,000. Debt to total invested capital increased to 15.2% at June 30, 2015 from 5.2% at December 31, 2014.
In July 2015, the Company paid a cash dividend of $0.29 per share, or $21,694 to shareholders of record on June 30, 2015.
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
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the Reassessment, this tax litigation is concluded. In December 2014, the Company received a partial refund of the cash deposit. In the first quarter of 2015, the Company received a refund of $24,976 which was substantially all of the remaining cash deposit. The Company also received interest on the deposit of $1,596.
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
In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD rate") as opposed to the official rate. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuated daily and was significantly higher than both the official rate and the SICAD rate.
At March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD rate as future remittances for dividend payments could be transacted at the SICAD rate. At March 31, 2014, the SICAD rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014, related to the adoption of the SICAD rate. The SICAD rate is determined by periodic auctions which may result in additional losses or gains on a remeasurement of the bolivar-denominated monetary net asset position.
In February 2015, the Venezuelan government eliminated the SICAD II rate and announced a new exchange market called the Marginal Currency System ("SIMADI"), which allows for trading based on supply and demand. While there remains considerable uncertainty as to the nature and volume of transactions that will flow through the various currency exchange mechanisms, the Company has determined that the SICAD rate remains the most appropriate exchange rate for the Company to utilize in remeasuring the Venezuelan operation's financial statements into U.S. dollars. As of June 30, 2015, the SICAD rate was 12.8 bolivars to the U.S dollar. If in the future the Company were to convert bolivars at a rate other than the SICAD rate, the Company may realize additional losses or gains to earnings.

At June 30, 2015, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SICAD rate include $7,918 for dividend payments and $7,876 for other payments to be paid at the official rate, all of which have been outstanding for more than a year.
In the six months ended June 30, 2015, the Company’s Venezuela operations contributed $46,230 to Net sales for the Company. Net income included earnings of $3,187, or $0.04 per diluted share from Venezuela. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $3,911 at June 30, 2015, including $4,714 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, including $2,124 of cash and cash equivalents.
The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  For example, a future devaluation in the Venezuelan currency to the SIMADI rate, which was 197.3 as of June 30, 2015, would result in the Company realizing additional charges of approximately $19,000 to Cost of goods sold based on current inventory levels and $4,000 to Selling, general and administrative expenses based upon the current bolivar-denominated monetary net asset position. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal production levels in Venezuela.
A need to deconsolidate the Company’s Venezuelan operations may result from an inability to exchange bolivar-denominated currency coupled with an inability to make key operational decisions due to government regulations in Venezuela. The Company monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan operation’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of June 30, 2015, the Company continues to consolidate its Venezuelan subsidiary.

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2015, the Company was in compliance with all of its covenants and had $40,000 in outstanding borrowings under the Credit Agreement which was recorded in Short-term debt.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, at the Company’s election, plus a spread based on the Company’s leverage ratio.
On April 1, 2015, the Company issued Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement, of which $150,000 in proceeds are outstanding as of June 30, 2015 and recorded in Long-term debt, less current portion and $200,000 of which will be received in August 2015. The proceeds are being used for general corporate purposes. The Notes have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5% and an average tenure of 19 years. Interest is payable semi-annually. As of June 30, 2015, the Company was in compliance with all of its debt covenants.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At June 30, 2015, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 9,333 plaintiffs, which is a net decrease of 2,945 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 48,749 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 676 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2015 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - 30, 2015	580,700	$65.38	580,700	9,226,211
May 1 - 31, 2015	123,800	67.73	123,800	9,102,411
June 1 - 30, 2015	141,960	65.26	141,960	8,960,451
Total	846,460	65.70	846,460

1
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 36,039,549 shares at a total cost of $1.1 billion for a weighted average cost of $29.32 per share through June 30, 2015.

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

10.2
2015 Equity and Incentive Compensation Plan (filed as Appendix B to the Registrant’s definitive proxy statement on Schedule 14A filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.3
2015 Stock Plan for Non-Employee Directors (filed as Appendix C to the Registrant’s definitive proxy statement on Schedule 14A filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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
July 27, 2015