Form 10-Q
period 2015-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2015-10-30
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of September 30, 2015 was 72,459,631.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		23
Item 3. Quantitative and Qualitative Disclosures About Market Risk		35
Item 4. Controls and Procedures		35

PART II. OTHER INFORMATION		36
Item 1. Legal Proceedings		36
Item 1A. Risk Factors		36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		36
Item 4. Mine Safety Disclosures		36
Item 6. Exhibits		37
Signatures		38
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$645,166	$715,777	$1,967,806	$2,129,370
Cost of goods sold	446,272	474,168	1,322,741	1,411,158
Gross profit	198,894	241,609	645,065	718,212
Selling, general & administrative expenses	128,299	136,424	385,945	419,495
Rationalization and asset impairment charges	18,285	29,068	19,524	29,887
Pension settlement charges	136,331	—	136,331	—
Operating income (loss)	(84,021)	76,117	103,265	268,830

Other income (expense):
Interest income	692	627	2,023	2,465
Equity earnings in affiliates	310	1,172	2,138	4,308
Other income	296	1,043	3,223	3,204
Interest expense	(5,803)	(1,174)	(12,034)	(3,730)
Total other income (expense)	(4,505)	1,668	(4,650)	6,247
Income (loss) before income taxes	(88,526)	77,785	98,615	275,077
Income taxes	(28,045)	32,953	19,902	96,532
Net income (loss) including non-controlling interests	(60,481)	44,832	78,713	178,545
Non-controlling interests in subsidiaries’ loss	(15)	(857)	(73)	(929)
Net income (loss)	$(60,466)	$45,689	$78,786	$179,474

Basic earnings (loss) per share	$(0.82)	$0.58	$1.05	$2.25
Diluted earnings (loss) per share	$(0.82)	$0.57	$1.04	$2.22
Cash dividends declared per share	$0.29	$0.23	$0.87	$0.69

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) including non-controlling interests	$(60,481)	$44,832	$78,713	$178,545
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $116 and $334 in the three and nine months ended September 30, 2015; $(159) and $25 in the three and nine months ended September 30, 2014	(210)	313	311	(284)
Defined benefit pension plan activity, net of tax of $50,079 and $54,449 in the three and nine months ended September 30, 2015; $1,974 and $5,235 in the three and nine months ended September 30, 2014	80,766	2,909	87,875	7,989
Currency translation adjustment	(47,225)	(49,550)	(88,627)	(49,778)
Other comprehensive income (loss):	33,331	(46,328)	(441)	(42,073)
Comprehensive income (loss)	(27,150)	(1,496)	78,272	136,472
Comprehensive loss attributable to non-controlling interests	(91)	(797)	(663)	(164)
Comprehensive income (loss) attributable to shareholders	$(27,059)	$(699)	$78,935	$136,636

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2015	December 31, 2014
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$364,345	$278,379
Accounts receivable (less allowance for doubtful accounts of $7,090 in 2015; $7,858 in 2014)	310,824	337,664
Inventories:
Raw materials	86,708	112,408
Work-in-process	43,124	41,156
Finished goods	178,793	187,493
Total inventory	308,625	341,057
Other current assets	85,064	139,102
Total Current Assets	1,068,858	1,096,202

Property, Plant and Equipment
Land	45,803	46,553
Buildings	365,707	371,400
Machinery and equipment	704,965	711,737
Property, plant and equipment	1,116,475	1,129,690
Less accumulated depreciation	694,535	690,944
Property, Plant and Equipment, Net	421,940	438,746
Non-current assets	437,293	404,267
TOTAL ASSETS	$1,928,091	$1,939,215

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$2,453	$68,166
Trade accounts payable	166,858	209,745
Other current liabilities	268,118	214,484
Total Current Liabilities	437,429	492,395

Long-Term Liabilities
Long-term debt, less current portion	350,899	2,488
Accrued pensions	18,304	32,803
Other long-term liabilities	109,490	125,748
Total Long-Term Liabilities	478,693	161,039

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	269,179	258,816
Retained earnings	2,100,334	2,086,174
Accumulated other comprehensive loss	(288,473)	(288,622)
Treasury shares	(1,079,816)	(783,677)
Total Shareholders’ Equity	1,011,082	1,282,549
Non-controlling interests	887	3,232
Total Equity	1,011,969	1,285,781

TOTAL LIABILITIES AND EQUITY	$1,928,091	$1,939,215

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,786	$179,474
Non-controlling interests in subsidiaries’ loss	(73)	(929)
Net income including non-controlling interests	78,713	178,545
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	6,120	29,447
Depreciation and amortization	47,897	53,017
Equity earnings in affiliates, net	(252)	(1,901)
Deferred income taxes	(57,690)	6,155
Stock-based compensation	5,942	6,268
Pension expense and settlement charges	151,848	9,634
Pension contributions and payments	(52,121)	(34,643)
Foreign exchange (gain) loss	(13,264)	19,968
Other, net	12,705	(2,350)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	14,661	(22,388)
Decrease (increase) in inventories	27,824	(11,153)
Increase in other current assets	(4,766)	(27,963)
Decrease in trade accounts payable	(34,629)	(11,534)
Increase in other current liabilities	51,798	81,262
Net change in other long-term assets and liabilities	650	(4,311)
NET CASH PROVIDED BY OPERATING ACTIVITIES	235,436	268,053

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(40,187)	(55,430)
Acquisition of businesses, net of cash acquired	(33,882)	(892)
Proceeds from sale of property, plant and equipment	2,173	17,046
Other investing activities	(79)	778
NET CASH USED BY INVESTING ACTIVITIES	(71,975)	(38,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	10,618	8,135
Payments on short-term borrowings	(8,739)	(11,463)
Amounts due banks, net	(37,089)	75,958
Proceeds from long-term borrowings	356,369	57
Payments on long-term borrowings	(6,739)	(1,573)
Proceeds from exercise of stock options	4,600	5,945
Excess tax benefits from stock-based compensation	1,487	3,361
Purchase of shares for treasury	(297,804)	(249,403)
Cash dividends paid to shareholders	(65,942)	(55,395)
Other financing activities	(8,040)	(2,330)
NET CASH USED BY FINANCING ACTIVITIES	(51,279)	(226,708)

Effect of exchange rate changes on Cash and cash equivalents	(26,216)	(23,149)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,966	(20,302)

Cash and cash equivalents at beginning of period	278,379	299,825
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$364,345	$279,523

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
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
In February 2015, the Venezuelan government eliminated the SICAD II rate and announced a new exchange market called the Marginal Currency System ("SIMADI"), which allows for trading based on supply and demand. At September 30, 2015, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SIMADI rate as the SIMADI rate most appropriately approximates the rates used to transact business in its Venezuelan operations. At September 30, 2015, the SIMADI rate was 199.4 bolivars to the U.S. dollar, resulting in a remeasurement charge on the bolivar-denominated monetary net asset position of $4,334. This foreign exchange loss was recorded in Selling, general & administrative expenses during the three months ended September 30, 2015. Additionally, the Company recorded a $22,172 lower of cost or net realizable value inventory adjustment within Cost of goods sold during the three months ended September 30, 2015, related to the adoption of the SIMADI rate. If in the future the Company were to convert bolivars at a rate other than the SIMADI rate, the Company may realize additional losses or gains to earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $278 at September 30, 2015, including $301 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, including $2,124 of cash and cash equivalents.
New Accounting Pronouncements Adopted:
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 applies to all inventory that is measured using the first-in, first-out and average cost valuation methods. ASU 2015-11 requires entities to measure inventory at lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The amendments should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-11 was adopted by the Company effective July 1, 2015 and did not have a significant impact on the Company's financial statements.
New Accounting Pronouncements to be Adopted:
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2015-16 on the Company's financial statements.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments. The amendment should be applied retrospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-07 on the Company's financial statement disclosures.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the amendment provides five steps that an entity should apply when recognizing revenue. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on the Company's financial statements.

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(60,466)	$45,689	$78,786	$179,474
Denominator:
Basic weighted average shares outstanding	73,754	78,817	74,999	79,779
Effect of dilutive securities - Stock options and awards	—	908	765	923
Diluted weighted average shares outstanding	73,754	79,725	75,764	80,702
Basic earnings (loss) per share	$(0.82)	$0.58	$1.05	$2.25
Diluted earnings (loss) per share	$(0.82)	$0.57	$1.04	$2.22
For the three months ended September 30, 2015 and 2014, common shares subject to equity-based awards of 1,279,664 and 259,336, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, common shares subject to equity-based awards of 508,070 and 260,964, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — ACQUISITIONS
During August 2015, the Company acquired Specialised Welding Products ("SWP"). SWP, based in Melbourne, Australia, is a provider of specialty welding consumables and fabrication, maintenance and repair services for alloy and wear resistant products commonly used in mining and energy sector applications. The acquisition broadens the Company's presence and specialty alloy offering in Australia and New Zealand.
During August 2015, the Company acquired Rimrock Holdings Corporation ("Rimrock"). Rimrock is a manufacturer of industrial automation products and robotic systems with two divisions, Wolf Robotics LLC, based in Fort Collins, Colorado, and Rimrock Corporation, based in Columbus, Ohio. Wolf Robotics integrates robotic welding and cutting systems predominantly for heavy fabrication and transportation OEMs and suppliers. The acquisition advances the Company's leadership position in automated welding and cutting solutions. Rimrock Corporation designs and manufactures automated spray systems and turnkey robotic systems for the die casting, foundry and forging markets. The Company is currently reviewing strategic options for Rimrock Corporation.
Combined annual revenues for SWP and Rimrock at the dates of acquisition were approximately $56,000.

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
Pro forma information related to these acquisitions has not been presented because the impact on the Company’s Consolidated Statements of Operations is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended September 30, 2015
Net sales	$408,416	$80,596	$45,505	$47,727	$62,922	$—	$645,166
Inter-segment sales	28,055	4,631	2,794	36	2,307	(37,823)	—
Total	$436,471	$85,227	$48,299	$47,763	$65,229	$(37,823)	$645,166

EBIT, as adjusted	$79,743	$8,337	$2,006	$1,845	$6,422	$(646)	$97,707
Special items charge (gain)	149,404	268	4,944	26,506	—	—	181,122
EBIT	$(69,661)	$8,069	$(2,938)	$(24,661)	$6,422	$(646)	$(83,415)
Interest income							692
Interest expense							(5,803)
Income (loss) before income taxes							$(88,526)

Three Months Ended September 30, 2014
Net sales	$439,621	$107,507	$57,404	$32,862	$78,383	$—	$715,777
Inter-segment sales	30,365	4,533	3,595	9	2,009	(40,511)	—
Total	$469,986	$112,040	$60,999	$32,871	$80,392	$(40,511)	$715,777

EBIT, as adjusted	$84,450	$15,221	$(304)	$(590)	$8,947	$(324)	$107,400
Special items charge (gain)	—	(81)	28,567	582	—	—	29,068
EBIT	$84,450	$15,302	$(28,871)	$(1,172)	$8,947	$(324)	$78,332
Interest income							627
Interest expense							(1,174)
Income (loss) before income taxes							$77,785

Nine Months Ended September 30, 2015
Net sales	$1,236,479	$259,915	$143,798	$123,064	$204,550	$—	$1,967,806
Inter-segment sales	79,797	12,687	9,028	154	7,034	(108,700)	—
Total	$1,316,276	$272,602	$152,826	$123,218	$211,584	$(108,700)	$1,967,806

EBIT, as adjusted	$228,421	$26,566	$7,378	$6,373	$22,221	$28	$290,987
Special items charge (gain)	149,404	1,507	4,944	26,506	—	—	182,361
EBIT	$79,017	$25,059	$2,434	$(20,133)	$22,221	$28	$108,626
Interest income							2,023
Interest expense							(12,034)
Income (loss) before income taxes							$98,615

Total assets	$1,139,513	$325,477	$267,507	$85,755	$145,436	$(35,597)	$1,928,091

Nine months ended September 30, 2014
Net sales	$1,271,017	$328,487	$185,687	$115,906	$228,273	$—	$2,129,370
Inter-segment sales	96,668	15,887	11,644	73	6,389	(130,661)	—
Total	$1,367,685	$344,374	$197,331	$115,979	$234,662	$(130,661)	$2,129,370

EBIT, as adjusted	$247,009	$39,412	$(579)	$16,170	$22,183	$3,167	$327,362
Special items charge (gain)	(68)	923	28,450	21,715	—	—	51,020
EBIT	$247,077	$38,489	$(29,029)	$(5,545)	$22,183	$3,167	$276,342
Interest income							2,465
Interest expense							(3,730)
Income (loss) before income taxes							$275,077

Total assets	$1,205,179	$389,122	$285,626	$139,908	$161,069	$(68,385)	$2,112,519

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the three and nine months ended September 30, 2015, special items in Europe Welding and Asia Pacific Welding reflect rationalization activity charges. North America Welding special items include rationalization activity charges, charges related to pension settlements and charges related to the impairment of long-lived assets and goodwill. South America Welding special items reflect Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.
In the three and nine months ended September 30, 2014, special items in North America Welding and Europe Welding reflect rationalization activity charges and credits. Asia Pacific Welding special items reflect net charges related to the impairment of long-lived assets partially offset by gains on the sale of real estate. In the three months ended September 30, 2014, special items in South America Welding reflect rationalization activity charges and in the nine months ended September 30, 2014 reflect rationalization activity charges and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization charges of $19,524 for the nine months ended September 30, 2015. The net charges include $13,434 primarily related to employee severance and $6,090 in non-cash charges primarily related to asset impairments. A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2015, the Company initiated a rationalization plan within North America Welding that includes a voluntary separation incentive program covering certain U.S.-based employees. The Company recorded rationalization charges of $3,341 in the nine months ended September 30, 2015 related to the program, which was recognized in Other current liabilities at September 30, 2015. The Company expects the plan liabilities will be substantially paid during 2015.
Due to the presence of impairment indicators during the third quarter of 2015, the Company performed an impairment test of certain long-lived assets and goodwill of a business unit, resulting in a $9,732 non-cash impairment charge.  The Company determined that for certain long-lived assets of the business unit the carrying value of the assets exceeded the fair value, resulting in an impairment.  This result was considered a possible indication of goodwill impairment therefore the Company performed an interim goodwill impairment test, using a combination of income and market valuation approaches for the related business unit, resulting in an impairment to the carrying value of goodwill.
Europe Welding Plans:
During 2015, the Company initiated a rationalization plan within Europe Welding. The plan includes headcount restructuring to better align the cost structures with economic conditions and operating needs. During the nine months ended September 30, 2015, the Company recorded charges relating to the Europe Welding plans of $1,507, which represent employee severance and other related costs. Additional charges related to the completion of these plans are expected to be immaterial. At September 30, 2015, liabilities relating to the Europe Welding plans of $165 were recognized in Other current liabilities, which will be substantially paid during 2015.
Asia Pacific Welding Plans:
During the third quarter of 2014, the Company identified net assets within the segment for planned divestiture which were classified as held for sale. During the third quarter of 2015, the Company initiated a rationalization plan to restructure headcount and better align the cost structures with economic conditions and operating needs. As part of this plan, the net assets held for sale were reclassified as held for use as the sale was no longer deemed probable. During the nine months ended September 30, 2015, the Company recorded net charges relating to these actions of $4,944, which primarily represent employee severance and other related costs. The Company expects additional charges up to $400 related to the completion of these actions. At September 30, 2015, liabilities relating to the Asia Pacific Welding plan of $7,898 were recognized in Other current liabilities, which will be substantially paid during 2016.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues evaluating its cost structure and additional rationalization actions may result in charges in future periods.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables summarize the activity related to the rationalization liabilities by segment for the nine months ended September 30, 2015:

	North America Welding	Europe Welding	Asia Pacific Welding	Consolidated
Balance, December 31, 2014	$—	$305	$—	$305
Payments and other adjustments	—	(1,647)	(688)	(2,335)
Charged to expense	3,341	1,507	8,586	13,434
Balance, September 30, 2015	$3,341	$165	$7,898	$11,404

NOTE 6 — COMMON SHARE REPURCHASE PROGRAM
The Company has a share repurchase program for up to 45 million of the Company’s common shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and nine month periods ended September 30, 2015, the Company purchased a total of 2.4 million and 4.7 million shares, respectively.  As of September 30, 2015, there remained 6.6 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 — EQUITY
Changes in equity for the nine months ended September 30, 2015 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2014	$1,282,549	$3,232	$1,285,781
Comprehensive income (loss):
Net income (loss)	78,786	(73)	78,713
Other comprehensive income (loss)	149	(590)	(441)
Total comprehensive income (loss)	78,935	(663)	78,272

Cash dividends declared - $0.87 per share	(64,626)	—	(64,626)
Issuance of shares under benefit plans	12,028	—	12,028
Purchase of shares for treasury	(297,804)	—	(297,804)
Transactions with non-controlling interests	—	(1,682)	(1,682)
Balance, September 30, 2015	$1,011,082	$887	$1,011,969
Changes in equity for the nine months ended September 30, 2014 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2013	$1,526,602	$4,086	$1,530,688
Comprehensive income (loss):
Net income (loss)	179,474	(929)	178,545
Other comprehensive income (loss)	(42,838)	765	(42,073)
Total comprehensive income (loss)	136,636	(164)	136,472

Cash dividends declared - $0.69 per share	(54,646)	—	(54,646)
Issuance of shares under benefit plans	15,634	—	15,634
Purchase of shares for treasury	(249,403)	—	(249,403)
Transactions with non-controlling interests	(1,484)	(782)	(2,266)
Balance, September 30, 2014	$1,373,339	$3,140	$1,376,479

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2015	$512		$(190,784)		$(131,608)		$(321,880)
Other comprehensive income (loss) before reclassification	(51)		—		(47,149)	[3]	(47,200)
Amounts reclassified from AOCI	(159)	[1]	80,766	[2]	—		80,607
Net current-period other comprehensive income (loss)	(210)		80,766		(47,149)		33,407
Balance at September 30, 2015	$302		$(110,018)		$(178,757)		$(288,473)

	Three Months Ended September 30, 2014
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2014	$(228)		$(155,613)		$7,450		$(148,391)
Other comprehensive income (loss) before reclassification	397		—		(49,610)	[3]	(49,213)
Amounts reclassified from AOCI	(84)	[1]	2,909	[2]	—		2,825
Net current-period other comprehensive income (loss)	313		2,909		(49,610)		(46,388)
Balance at September 30, 2014	$85		$(152,704)		$(42,160)		$(194,779)

1
During the 2015 period, this AOCI reclassification is a component of Net sales of $(279) (net of tax of $(105)) and Cost of goods sold of $120 (net of tax of $90); during the 2014 period, the reclassification is a component of Net sales of $(23) (net of tax of $(20)) and Cost of goods sold of $(61) (net of tax of $(42)). (See Note 15 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $50,079 and $1,974 during the three months ended September 30, 2015 and 2014, respectively). (See Note 13 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income (loss) before reclassifications excludes $(76) and $60 attributable to Non-controlling interests in the three months ended September 30, 2015 and 2014, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	378		—		(88,037)	[3]	(87,659)
Amounts reclassified from AOCI	(67)	[1]	87,875	[2]	—		87,808
Net current-period other comprehensive income (loss)	311		87,875		(88,037)		149
Balance at September 30, 2015	$302		$(110,018)		$(178,757)		$(288,473)

	Nine Months Ended September 30, 2014
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive income (loss) before reclassification	(486)		—		(50,543)	[3]	(51,029)
Amounts reclassified from AOCI	202	[1]	7,989	[2]	—		8,191
Net current-period other comprehensive income (loss)	(284)		7,989		(50,543)		(42,838)
Balance at September 30, 2014	$85		$(152,704)		$(42,160)		$(194,779)

1
During the 2015 period, this AOCI reclassification is a component of Net sales of $(800) (net of tax of $(429)) and Cost of goods sold of $733 (net of tax of $497); during the 2014 period, the reclassification is a component of Net sales of $27 (net of tax of $(10)) and Cost of goods sold of $175 (net of tax of $63). (See Note 15 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $54,449 and $5,235 during the nine months ended September 30, 2015 and 2014, respectively). (See Note 13 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income (loss) before reclassifications excludes $(590) and $765 attributable to Non-controlling interests in the nine months ended September 30, 2015 and 2014, respectively.

NOTE 8 — INVENTORY VALUATION
Inventories are valued at the lower of cost or net realizable value.  Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs.  For most domestic inventories, cost is determined principally by the last-in, first-out (“LIFO”) method, and for non-U.S. inventories, cost is determined by the first-in, first-out method.  The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $64,103 and $71,311 at September 30, 2015 and December 31, 2014, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — ACCRUED EMPLOYEE BONUS
Other current liabilities at September 30, 2015 and 2014 include accruals for year-end bonuses and related payroll taxes of $87,542 and $107,031, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30
	2015	2014
Balance at December 31	$15,398	$15,180
Accruals for warranties	14,567	9,063
Settlements	(11,101)	(9,051)
Foreign currency translation	(414)	(275)
Balance at September 30	$18,450	$14,917

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 12 — DEBT
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2015, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, at the Company’s election, plus a spread based on the Company’s leverage ratio.
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it agreed to issue Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement. At September 30, 2015, $350,000 was outstanding and recorded in Long-term debt, less current portion. The proceeds are being used for general corporate purposes. The Notes, as shown in the table below, have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5% and an average tenure of 19 years. Interest is payable semi-annually. The Notes contain certain affirmative and negative covenants. As of September 30, 2015, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$4,693	$4,228	$15,153	$14,372
Interest cost	6,494	10,647	27,238	31,924
Expected return on plan assets	(9,003)	(16,940)	(40,983)	(51,009)
Amortization of prior service cost	(157)	(154)	(469)	(461)
Amortization of net loss	2,886	4,815	14,578	13,246
Settlement/curtailment loss	136,331	1,562	136,331	1,562
Defined benefit plans	141,244	4,158	151,848	9,634
Multi-employer plans	196	250	624	781
Defined contribution plans	1,904	2,898	7,865	8,551
Total pension cost	$143,344	$7,306	$160,337	$18,966
The Company voluntarily contributed $47,000 to its defined benefit plans in the United States during the nine months ended September 30, 2015.
In August 2015, the Lincoln Electric Company, plan sponsor of the Lincoln Electric Retirement Annuity Program ("RAP") and subsidiary of the Company, entered into an agreement to purchase a group annuity contract from The Principal Financial Group ("The Principal"). Under the agreement, The Principal assumed the obligation to pay future pension benefits for specified U.S. retirees and surviving beneficiaries who retired on or before June 1, 2015 and are currently receiving payments from the RAP. The transaction will not change the amount of the monthly pension benefit received by affected retirees and surviving beneficiaries. The purchase was funded by existing plan assets and required no additional cash contribution. The Company recorded a pension settlement charge of $136,331 for the three and nine months ended September 30, 2015, primarily related to the purchase of the group annuity contract.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — INCOME TAXES
The Company recognized $19,902 of tax expense on pre-tax income of $98,615, resulting in an effective income tax rate of 20.2% for the nine months ended September 30, 2015.  The effective income tax rate was 35.1% for the nine months ended September 30, 2014. The 2015 effective income tax rate was lower than the Company’s statutory rate primarily due to the 2015 pension settlement charge's deferred tax benefit recorded at the higher U.S. statutory rate and the utilization of U.S. tax credits. Both the 2015 and 2014 effective income tax rates were also lower than the Company’s statutory rate due to income earned in lower tax rate jurisdictions.
As of September 30, 2015, the Company had $14,574 of unrecognized tax benefits.  If recognized, approximately $8,163 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.  The Company is currently subject to various U.S. state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $3,369 in previously unrecognized tax benefits by the end of the third quarter 2016.
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
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the Reassessment, tax litigation was concluded. In December 2014, the Company received a partial refund of the cash deposit. In the first quarter of 2015, the Company received a refund of $24,976 which was substantially all of the remaining cash deposit. The Company also received interest on the deposit of $1,596.

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
All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets.  The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.  The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges.  Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable.  If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued.  The cash flows from settled derivative contracts are recognized in operating activities in the Company’s Consolidated Statements of Cash Flows.  Hedge ineffectiveness was immaterial in the nine months ended September 30, 2015 and 2014.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2015.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $31,472 at September 30, 2015 and $27,265 at December 31, 2014. The effective portions of the fair value gains or losses on these cash flow hedges are recognized in AOCI and subsequently reclassified to Cost of goods sold or Sales for hedges of purchases and sales, respectively, as the underlying hedged transactions affect earnings.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Net Investment Hedges
The Company had foreign currency forward contracts that qualify and are designated as net investment hedges at December 31, 2014.  The dollar equivalent gross notional amount of these short-term contracts was $60,734 at December 31, 2014. No such contracts were outstanding as of September 30, 2015. The effective portions of the fair value gains or losses on these net investment hedges are recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $270,667 at September 30, 2015 and $280,949 at December 31, 2014.  The fair value gains or losses from these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
The Company had short-term silver forward contracts with notional amounts of $3,644 at September 30, 2015. At December 31, 2014, the Company had short-term silver and copper forward contracts with notional amounts of $4,467 and $1,066, respectively. Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	September 30, 2015		December 31, 2014
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$218	$938	$468	$935
Net investment contracts	—	—	1,091	469
Not designated as hedging instruments:
Foreign exchange contracts	907	1,739	482	3,638
Commodity contracts	19	7	47	69
Total derivatives	$1,144	$2,684	$2,088	$5,111
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014 consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2015	2014	2015	2014
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(7,993)	$(4,746)	$(15,085)	$(3,448)
Commodity contracts	Cost of goods sold	182	1,024	232	523

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Operations consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2015	December 31, 2014
Foreign exchange contracts	$(675)	$(9)
Net investment contracts	977	—
The Company expects a loss of $675 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2015	2014	2015	2014
Foreign exchange contracts	Sales	$(279)	$(23)	$(800)	$27
	Cost of goods sold	120	(61)	733	175

NOTE 16 - FAIR VALUE
The following table provides a summary of assets and liabilities as of September 30, 2015, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,125	$—	$1,125	$—
Commodity contracts	19	—	19	—
Total assets	$1,144	$—	$1,144	$—

Liabilities:
Foreign exchange contracts	$2,677	$—	$2,677	$—
Commodity contracts	7	—	7	—
Contingent considerations	9,206	—	—	9,206
Forward contract	20,855	—	—	20,855
Deferred compensation	22,614	—	22,614	—
Total liabilities	$55,359	$—	$25,298	$30,061

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2014, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$950	$—	$950	$—
Commodity contracts	47	—	47	—
Net investment contracts	1,091	—	1,091	—
Total assets	$2,088	$—	$2,088	$—

Liabilities:
Foreign exchange contracts	$4,573	$—	$4,573	$—
Commodity contracts	69	—	69	—
Net investment contracts	469	—	469	—
Contingent consideration	6,912	—	—	6,912
Forward contract	25,268	—	—	25,268
Deferred compensation	21,839	—	21,839	—
Total liabilities	$59,130	$—	$26,950	$32,180
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the nine months ended September 30, 2015, there were no transfers between Levels 1, 2 or 3.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $9,206 as of September 30, 2015.  Under the contingent consideration agreements the amounts to be paid are based upon actual financial results of the acquired entity for specified future periods.  The fair value of the contingent considerations are a Level 3 valuation and fair valued using a probability weighted discounted cash flow analyses.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $20,855 as of September 30, 2015. The change in liability from December 31, 2014 was primarily the result of a $7,140 payment to acquire an additional financial interest in the entity offset by additional accruals of $5,706 for the nine months ended September 30, 2015. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecasted earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate of 3.5% reflective of the Company's cost of debt and 13.8% as a risk adjusted cost of capital.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2015 and December 31, 2014.  The fair value of long-term debt at September 30, 2015 and December 31, 2014, including the current portion, was approximately $249,045 and $9,323, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $351,449 and $9,499, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
Results of Operations
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015		2014		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$645,166	100.0%	$715,777	100.0%	$(70,611)	(9.9%)
Cost of goods sold	446,272	69.2%	474,168	66.2%	(27,896)	(5.9%)
Gross profit	198,894	30.8%	241,609	33.8%	(42,715)	(17.7%)
Selling, general & administrative expenses	128,299	19.9%	136,424	19.1%	(8,125)	(6.0%)
Rationalization and asset impairment charges	18,285	2.8%	29,068	4.1%	(10,783)	(37.1%)
Pension settlement charges	136,331	21.1%	—	—	136,331	100.0%
Operating (loss) income	(84,021)	(13.0%)	76,117	10.6%	(160,138)	(210.4%)
Interest income	692	0.1%	627	0.1%	65	10.4%
Equity earnings in affiliates	310	—	1,172	0.2%	(862)	(73.5%)
Other income	296	—	1,043	0.1%	(747)	(71.6%)
Interest expense	(5,803)	(0.9%)	(1,174)	(0.2%)	(4,629)	(394.3%)
Income (loss) before income taxes	(88,526)	(13.7%)	77,785	10.9%	(166,311)	(213.8%)
Income taxes	(28,045)	(4.3%)	32,953	4.6%	(60,998)	(185.1%)
Net income (loss) including non-controlling interests	(60,481)	(9.4%)	44,832	6.3%	(105,313)	(234.9%)
Non-controlling interests in subsidiaries’ loss	(15)	—	(857)	(0.1%)	842	98.2%
Net income (loss)	$(60,466)	(9.4%)	$45,689	6.4%	$(106,155)	(232.3%)
Net Sales:  Net sales for the third quarter of 2015 decreased 9.9% from the third quarter 2014.  The sales decrease reflects volume decreases of 10.2%, price increases of 3.3%, increases from acquisitions of 3.0% and unfavorable impacts from foreign exchange of 5.9%.  Sales volumes decreased primarily as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela.
Gross Profit:  Gross profit decreased 17.7% to $198,894 for the third quarter 2015 compared with $241,609 in the third quarter 2014.  As a percentage of Net sales, Gross profit decreased to 30.8% in the third quarter 2015 from 33.8% in the third quarter 2014.  The third quarter 2015 includes a $22,172 lower of cost or market inventory adjustment in Venezuela related to the adoption of a new foreign exchange mechanism. The third quarter 2015 also includes a LIFO credit of $4,062 compared with a charge of $1,525 in the prior year period. Foreign currency exchange rates had a $12,846 unfavorable translation impact in the third quarter 2015.

Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were lower by $8,125, or 6.0%, in the third quarter 2015 compared with the third quarter of 2014.  As a percentage of Net sales, SG&A expenses were 19.9% and 19.1% in the third quarter 2015 and 2014, respectively.  The decrease in SG&A expenses was predominantly due to lower bonus expense of $7,637 and lower foreign currency translation of $4,059.
Rationalization and Asset Impairment Charges: In the third quarter 2015, the Company recorded $12,195 in net rationalization charges primarily related to employee severance and other related costs. The Company also recorded non-cash charges of $6,090 primarily related to the impairment of long-lived assets and goodwill. See Note 5, "Rationalization and Asset Impairments" for additional information.
Pension Settlement Charges: In the third quarter 2015, the Company recorded a non-cash pension settlement charge of $136,331, $83,341 after-tax, primarily related to the purchase of a group annuity contract. See Note 13, "Retirement and Post-retirement Benefit Plans" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $310 in the third quarter 2015 compared with earnings of $1,172 in the third quarter of 2014. The decrease was primarily due to a decrease in earnings in Turkey.
Other Income:  Other income decreased to $296 in the third quarter 2015 compared with $1,043 in the third quarter 2014, primarily due to lower earnings on Company held investments in the current year and a government subsidy recognized in the prior year.
Interest Expense:  Interest expense increased to $5,803 in the third quarter 2015 from $1,174 in the third quarter of 2014. The increase was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and interest accrued on higher borrowings.
Income Taxes:  The Company recognized $28,045 of tax benefits on pre-tax losses of $88,526, resulting in an effective income tax rate of 31.7% for the three months ended September 30, 2015 compared with an effective income tax rate of 42.4% in the third quarter of 2014. The higher effective income tax rate in the prior period is primarily due to impairment charges recorded in Asia Pacific Welding with no tax benefit.
Net Income:  Net loss for the third quarter 2015 was $60,466 compared with Net income of $45,689 in the third quarter of 2014.  Diluted losses per share for the third quarter 2015 were $0.82 compared with earnings of $0.57 in the third quarter of 2014.  The reported loss was primarily caused by non-cash pension settlement charges, non-cash Venezuelan remeasurement losses related to the adoption of a new foreign exchange mechanism and net rationalization and asset impairment charges. Foreign currency exchange rates had a $3,425 unfavorable translation impact in the third quarter 2015.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended September 30, 2015:

		Change in Net Sales due to:
	Net Sales 2014	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2015
Operating Segments
North America Welding	$439,621	$(44,838)	$19,637	$4,157	$(10,161)	$408,416
Europe Welding	107,507	(10,268)	—	(874)	(15,769)	80,596
Asia Pacific Welding	57,404	(9,575)	1,801	(570)	(3,555)	45,505
South America Welding	32,862	(2,057)	—	26,140	(9,218)	47,727
The Harris Products Group	78,383	(6,563)	—	(5,418)	(3,480)	62,922
Consolidated	$715,777	$(73,301)	$21,438	$23,435	$(42,183)	$645,166
% Change
North America Welding		(10.2%)	4.5%	0.9%	(2.3%)	(7.1%)
Europe Welding		(9.6%)	—	(0.8%)	(14.7%)	(25.0%)
Asia Pacific Welding		(16.7%)	3.1%	(1.0%)	(6.2%)	(20.7%)
South America Welding		(6.3%)	—	79.5%	(28.1%)	45.2%
The Harris Products Group		(8.4%)	—	(6.9%)	(4.4%)	(19.7%)
Consolidated		(10.2%)	3.0%	3.3%	(5.9%)	(9.9%)

Net sales volumes for the third quarter of 2015 decreased for all operating segments due to softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela. Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisition of Rimrock Holdings Corporation ("Rimrock") and Easom Automation Systems, Inc. ("Easom") within North America Welding (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). All segments sales decreased due to a stronger U.S. dollar.
Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended September 30, 2015 by segment compared with the comparable period in 2014:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
North America Welding:
Net sales	$408,416	$439,621	(31,205)	(7.1%)
Inter-segment sales	28,055	30,365	(2,310)	(7.6%)
Total Sales	$436,471	$469,986	(33,515)	(7.1%)

EBIT, as adjusted	$79,743	$84,450	(4,707)	(5.6%)
As a percent of total sales	18.3%	18.0%		0.3%
Europe Welding:
Net sales	$80,596	$107,507	(26,911)	(25.0%)
Inter-segment sales	4,631	4,533	98	2.2%
Total Sales	$85,227	$112,040	(26,813)	(23.9%)

EBIT, as adjusted	$8,337	$15,221	(6,884)	(45.2%)
As a percent of total sales	9.8%	13.6%		(3.8%)
Asia Pacific Welding:
Net sales	$45,505	$57,404	(11,899)	(20.7%)
Inter-segment sales	2,794	3,595	(801)	(22.3%)
Total Sales	$48,299	$60,999	(12,700)	(20.8%)

EBIT, as adjusted	$2,006	$(304)	2,310	759.9%
As a percent of total sales	4.2%	(0.5%)		4.7%
South America Welding:
Net sales	$47,727	$32,862	14,865	45.2%
Inter-segment sales	36	9	27	300.0%
Total Sales	$47,763	$32,871	14,892	45.3%

EBIT, as adjusted	$1,845	$(590)	2,435	412.7%
As a percent of total sales	3.9%	(1.8%)		5.7%
The Harris Products Group:
Net sales	$62,922	$78,383	(15,461)	(19.7%)
Inter-segment sales	2,307	2,009	298	14.8%
Total Sales	$65,229	$80,392	(15,163)	(18.9%)

EBIT, as adjusted	$6,422	$8,947	(2,525)	(28.2%)
As a percent of total sales	9.8%	11.1%		(1.3%)

EBIT, as adjusted as a percent of total sales increased for North America Welding in the three months ended September 30, 2015 as compared with the same period of the prior year primarily due to operational improvements despite lower sales volumes. The decrease in Europe Welding is primarily due to unfavorable foreign exchange translation and volume decreases. The increase in Asia Pacific Welding is the result of lower raw material costs and operational efficiencies partially offset by volume decreases. The South America Welding increase was a result of higher margins in Venezuela, due to the highly inflationary environment, partially offset by decreased volumes.
In the three months ended September 30, 2015, special items include charges of $3,341 and $268 in North America Welding and Europe Welding, respectively, primarily related to employee severance and other costs. North America Welding special items also include pension settlement charges of $136,331 and charges of $9,732 related to the impairment of long-lived assets and goodwill. Asia Pacific Welding special items reflect net charges of $4,944 primarily related to employee severance and other costs and adjustments to reclassify a potential divestiture as held for use. South America Welding special items reflect Venezuelan foreign exchange remeasurement losses of $26,506 related to the adoption of a new foreign exchange mechanism.
In the three months ended September 30, 2014, special items include net credits of $81 in the Europe Welding Segment and charges of $582 in South America Welding primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. The Asia Pacific Welding segment special items include net charges of $28,567, related to a $32,448 impairment of long-lived assets partially offset by net gains of $3,881 primarily related to a gain on the sale of real estate.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,967,806	100.0%	$2,129,370	100.0%	$(161,564)	(7.6%)
Cost of goods sold	1,322,741	67.2%	1,411,158	66.3%	(88,417)	(6.3%)
Gross profit	645,065	32.8%	718,212	33.7%	(73,147)	(10.2%)
Selling, general & administrative expenses	385,945	19.6%	419,495	19.7%	(33,550)	(8.0%)
Rationalization and asset impairment charges	19,524	1.0%	29,887	1.4%	(10,363)	(34.7%)
Pension settlement charges	136,331	6.9%	—	—	136,331	100.0%
Operating income	103,265	5.2%	268,830	12.6%	(165,565)	(61.6%)
Interest income	2,023	0.1%	2,465	0.1%	(442)	(17.9%)
Equity earnings in affiliates	2,138	0.1%	4,308	0.2%	(2,170)	(50.4%)
Other income	3,223	0.2%	3,204	0.2%	19	0.6%
Interest expense	(12,034)	(0.6%)	(3,730)	(0.2%)	(8,304)	(222.6%)
Income before income taxes	98,615	5.0%	275,077	12.9%	(176,462)	(64.2%)
Income taxes	19,902	1.0%	96,532	4.5%	(76,630)	(79.4%)
Net income including non-controlling interests	78,713	4.0%	178,545	8.4%	(99,832)	(55.9%)
Non-controlling interests in subsidiaries’ loss	(73)	—	(929)	—	856	92.1%
Net income	$78,786	4.0%	$179,474	8.4%	$(100,688)	(56.1%)
Net Sales:  Net sales for the nine months ended September 30, 2015 decreased 7.6% from the comparable period in 2014.  The sales decrease reflects volume decreases of 5.9%, price increases of 2.6%, increases from acquisitions of 2.3% and unfavorable impacts from foreign exchange of 6.5%.  Sales volumes decreased as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela.

Gross Profit:  Gross profit decreased 10.2% to $645,065 for the nine months ended September 30, 2015 compared with $718,212 in the comparable period in 2014.  As a percentage of Net sales, Gross profit decreased to 32.8% in the nine months ended September 30, 2015 from 33.7% in the comparable period in 2014. The nine months ended September 30, 2015 includes a $22,172 lower of cost or market inventory adjustment in Venezuela related to the adoption of a new foreign exchange mechanism. The nine months ended September 30, 2014 includes Venezuelan foreign exchange remeasurement losses of $3,468 related to the adoption of a new foreign exchange mechanism. The nine months ended September 30, 2015 includes a LIFO credit of $7,208 compared with a charge of $3,721 in the prior year period. The prior year period also includes a gain of $3,946 from an insurance settlement. Foreign currency exchange rates had a $42,681 unfavorable translation impact in the nine months ended September 30, 2015.
SG&A Expenses:  SG&A expenses were lower by $33,550, or 8.0%, in the nine months ended September 30, 2015 compared with the comparable period in 2014.  As a percentage of Net sales, SG&A expenses were 19.6% and 19.7% in the nine months ended September 30, 2015 and 2014, respectively.  The decrease in SG&A expenses was predominantly due to lower foreign currency translation of $20,398, lower foreign exchange transaction losses of $18,136 and lower bonus expense of $17,437, partially offset by higher general and administrative spending of $17,919 and higher SG&A from acquisitions of $5,526. Foreign exchange transaction losses in the prior year period includes a charge of $17,665 relating to Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism as compared to $4,334 in the current year.
Rationalization and Asset Impairment Charges: In the nine months ended September 30, 2015, the Company recorded $13,434 in net rationalization charges primarily related to employee severance and other related costs. The Company also recorded non-cash charges of $6,090 primarily related to the impairment of long-lived assets and goodwill. See Note 5, "Rationalization and Asset Impairments" for additional information.
Pension Settlement Charges: In the nine months ended September 30, 2015, the Company recorded non-cash pension settlement charges of $136,331, $83,341 after-tax, related to the purchase of a group annuity contract. See Note 13, "Retirement and Post-retirement Benefit Plans" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $2,138 in the nine months ended September 30, 2015 compared with earnings of $4,308 in the comparable period in 2014.  The decrease was primarily due to a decrease in earnings in Turkey.
Interest Expense:  Interest expense increased to $12,034 in the nine months ended September 30, 2015 from $3,730 in the comparable period in 2014. The increase was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and interest accrued on higher borrowings.
Income Taxes:  The Company recognized $19,902 of tax expense on pre-tax income of $98,615, resulting in an effective income tax rate of 20.2% for the nine months ended September 30, 2015 compared with an effective income tax rate of 35.1% for the nine months ended September 30, 2014. The effective income tax rate was lower in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to the 2015 pension settlement charge's deferred tax benefit recorded at the higher U.S. statutory rate, the utilization of U.S. tax credits and the prior period impairment charges recorded in Asia Pacific Welding with no tax benefit.
Net Income:  Net income for the nine months ended September 30, 2015 was $78,786 compared with Net income of $179,474 in the nine months ended September 30, 2014.  Diluted earnings per share for the nine months ended September 30, 2015 was $1.04 compared with $2.22 in the comparable period in 2014.  Net income for the nine months ended September 30, 2015 includes non-cash pension settlement charges, non-cash Venezuelan remeasurement losses related to the adoption of a new foreign exchange mechanism and net rationalization and asset impairment charges. Foreign currency exchange rates had a $10,768 unfavorable translation impact in the nine months ended September 30, 2015.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the nine months ended September 30, 2015:

		Change in Net Sales due to:
	Net Sales 2014	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2015
Operating Segments
North America Welding	$1,271,017	$(65,764)	$46,358	$9,637	$(24,769)	$1,236,479
Europe Welding	328,487	(10,409)	—	(1,757)	(56,406)	259,915
Asia Pacific Welding	185,687	(33,970)	1,801	(1,856)	(7,864)	143,798
South America Welding	115,906	(15,351)	—	63,310	(40,801)	123,064
The Harris Products Group	228,273	(346)	—	(13,988)	(9,389)	204,550
Consolidated	$2,129,370	$(125,840)	$48,159	$55,346	$(139,229)	$1,967,806
% Change
North America Welding		(5.2%)	3.6%	0.8%	(1.9%)	(2.7%)
Europe Welding		(3.2%)	—	(0.5%)	(17.2%)	(20.9%)
Asia Pacific Welding		(18.3%)	1.0%	(1.0%)	(4.2%)	(22.6%)
South America Welding		(13.2%)	—	54.6%	(35.2%)	6.2%
The Harris Products Group		(0.2%)	—	(6.1%)	(4.1%)	(10.4%)
Consolidated		(5.9%)	2.3%	2.6%	(6.5%)	(7.6%)
Net sales volumes for the nine months ended September 30, 2015 decreased for all operating segments due to softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisition of Rimrock and Easom within North America Welding (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). All segments sales decreased due to a stronger U.S. dollar.

EBIT, as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the nine months ended September 30, 2015 by segment compared with the comparable period in 2014:

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
North America Welding:
Net sales	$1,236,479	$1,271,017	(34,538)	(2.7%)
Inter-segment sales	79,797	96,668	(16,871)	(17.5%)
Total Sales	$1,316,276	$1,367,685	(51,409)	(3.8%)

EBIT, as adjusted	$228,421	$247,009	(18,588)	(7.5%)
As a percent of total sales	17.4%	18.1%		(0.7%)
Europe Welding:
Net sales	$259,915	$328,487	(68,572)	(20.9%)
Inter-segment sales	12,687	15,887	(3,200)	(20.1%)
Total Sales	$272,602	$344,374	(71,772)	(20.8%)

EBIT, as adjusted	$26,566	$39,412	(12,846)	(32.6%)
As a percent of total sales	9.7%	11.4%		(1.7%)
Asia Pacific Welding:
Net sales	$143,798	$185,687	(41,889)	(22.6%)
Inter-segment sales	9,028	11,644	(2,616)	(22.5%)
Total Sales	$152,826	$197,331	(44,505)	(22.6%)

EBIT, as adjusted	$7,378	$(579)	7,957	1,374.3%
As a percent of total sales	4.8%	(0.3%)		5.1%
South America Welding:
Net sales	$123,064	$115,906	7,158	6.2%
Inter-segment sales	154	73	81	111.0%
Total Sales	$123,218	$115,979	7,239	6.2%

EBIT, as adjusted	$6,373	$16,170	(9,797)	(60.6%)
As a percent of total sales	5.2%	13.9%		(8.7%)
The Harris Products Group:
Net sales	$204,550	$228,273	(23,723)	(10.4%)
Inter-segment sales	7,034	6,389	645	10.1%
Total Sales	$211,584	$234,662	(23,078)	(9.8%)

EBIT, as adjusted	$22,221	$22,183	38	0.2%
As a percent of total sales	10.5%	9.5%		1.0%
EBIT, as adjusted as a percent of total sales decreased for North America Welding in the nine months ended September 30, 2015 as compared with the same period of the prior year due to volume decreases. The decrease in Europe Welding is primarily due to unfavorable foreign exchange translation. The Asia Pacific Welding increase was due to lower raw material costs and operational efficiencies partially offset by volume decreases. The South America Welding decrease was a result of lower margins in Venezuela, as well as lower volumes and unfavorable foreign exchange translation in the segment.

In the nine months ended September 30, 2015, special items include charges of $3,341 and $1,507 in Europe Welding and North America Welding, respectively, primarily related to employee severance and other costs. North America Welding special items also include pension settlement charges of $136,331 and charges of $9,732 related to the impairment of long-lived assets and goodwill. Asia Pacific Welding special items reflect net charges of $4,944 primarily related to employee severance and other costs and adjustments to reclassify a potential divestiture as held for use. South America Welding special items reflect Venezuelan foreign exchange remeasurement losses of $26,506 related to the adoption of a new foreign exchange mechanism.
In the nine months ended September 30, 2014, special items include net credits of $68 in North America Welding and net charges of $923 and $582 in Europe Welding and South America Welding, respectively, primarily related to employee severance. South America Welding special items also include Venezuelan foreign exchange remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism in the first quarter. Asia Pacific Welding special items include net charges of $28,450, which represents charges of $32,557 related to impairment of long-lived assets partially offset by net gains of $4,107 primarily related to a gain on the sale of real estate.

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
The following table presents a reconciliation of Operating income (loss) as reported to Adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income (loss) as reported	$(84,021)	$76,117	$103,265	$268,830
Special items (pre-tax):
Rationalization and asset impairment charges	18,285	29,068	19,524	29,887
Venezuela remeasurement losses	26,506	—	26,506	21,133
Pension settlement charges	136,331	—	136,331	—
Adjusted operating income	$97,101	$105,185	$285,626	$319,850
Special items included in Operating income during the three and nine month periods ended September 30, 2015 represent rationalization charges related to employee severance and other related costs, charges related to the impairment of long-lived assets and goodwill, pension settlement charges and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.
Special items included in Operating income during the three and nine month periods ended September 30, 2014 include net rationalization and asset impairment charges related to employee severance and other costs associated with the consolidation of manufacturing operations and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism in the first quarter.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) as reported	$(60,466)	$45,689	$78,786	$179,474
Special items (after-tax):
Rationalization and asset impairment charges	16,832	30,056	17,732	30,747
Venezuela remeasurement losses	26,506	—	26,506	21,133
Pension settlement charges	83,341	—	83,341	—
Non-controlling interests associated with special items	—	(805)	—	(805)
Adjusted net income	$66,213	$74,940	$206,365	$230,549

Diluted earnings (loss) per share as reported	$(0.82)	$0.57	$1.04	$2.22
Special items	1.71	0.37	1.68	0.64
Adjusted diluted earnings per share	$0.89	$0.94	$2.72	$2.86
Adjusted diluted earnings per share and the earnings per share effect of special items for the three months ended September 30, 2015 include the dilutive effect of 705,317 common share equivalents. Reported diluted loss per share excludes the effect of common stock equivalents because their inclusion would be anti-dilutive.
Special items included in Net income during the three and nine month periods ended September 30, 2015 represent rationalization charges related to employee severance and other related costs, charges related to the impairment of long-lived assets and goodwill, pension settlement charges and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.
Special items included in Net income during the three and nine month periods ended September 30, 2014 include net rationalization and asset impairment charges related to employee severance and other costs associated with the consolidation of manufacturing operations. The impairment of long-lived assets has an offsetting special item attributable to non-controlling interests. Special items for the nine months ended September 30, 2014 also include Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism in the first quarter.
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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2015	2014	Change
Cash provided by operating activities	$235,436	$268,053	$(32,617)
Cash used by investing activities	(71,975)	(38,498)	(33,477)
Capital expenditures	(40,187)	(55,430)	15,243
Acquisition of businesses, net of cash acquired	(33,882)	(892)	(32,990)
Proceeds from sale of property, plant and equipment	2,173	17,046	(14,873)
Other investing activities	(79)	778	(857)
Cash used by financing activities	(51,279)	(226,708)	175,429
(Payments on) proceeds from short-term borrowings, net	(35,210)	72,630	(107,840)
Proceeds from (payments on) long-term borrowings, net	349,630	(1,516)	351,146
Proceeds from exercise of stock options	4,600	5,945	(1,345)
Excess tax benefits from stock-based compensation	1,487	3,361	(1,874)
Purchase of shares for treasury	(297,804)	(249,403)	(48,401)
Cash dividends paid to shareholders	(65,942)	(55,395)	(10,547)
Other financing activities	(8,040)	(2,330)	(5,710)
Increase (decrease) in Cash and cash equivalents	85,966	(20,302)
Cash and cash equivalents increased 30.9% or $85,966 during the nine months ended September 30, 2015 to $364,345 from $278,379 as of December 31, 2014.  This increase was predominantly due to cash provided by operating activities of $235,436 and proceeds from Senior Unsecured Notes (the "Notes") of $350,000 (see the "Debt" section below for additional information) offset by capital expenditures of $40,187, acquisition of businesses of $33,882, net payments on short-term borrowings of $35,210, purchase of common shares for treasury of $297,804 and cash dividends paid to shareholders of $65,942. The increase in Cash and cash equivalents during the nine months ended September 30, 2015 compares to a decrease of 6.8% or $20,302 to $279,523 during the nine months ended September 30, 2014.
Cash provided by operating activities decreased by $32,617 for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014.  The decrease was predominantly due to higher contributions to U.S. pension plans of $25,825 in the nine months ended September 30, 2015. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable.  Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, increased to 17.5% at September 30, 2015 compared with 17.1% at December 31, 2014 and decreased from 18.4% at September 30, 2014.  Days sales in inventory increased to 98.3 days at September 30, 2015 from 94.7 days at December 31, 2014 and 93.8 days at September 30, 2014.  Accounts receivable days decreased to 47.2 days at September 30, 2015 from 47.8 days at December 31, 2014 and 50.7 days at September 30, 2014.  Average days in accounts payable decreased to 40.0 days at September 30, 2015 from 46.6 days at December 31, 2014 and 41.9 days at September 30, 2014.
Cash used by investing activities increased by $33,477 for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014.  The increase was predominantly due to an increase in the acquisition of businesses of $32,990 and a decrease in proceeds from the sale of property, plant and equipment of $14,873 offset by a decrease in capital expenditures of $15,243. The Company currently anticipates capital expenditures of $60,000 to $65,000 in 2015.  Anticipated capital expenditures reflect investments for capital maintenance and to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities decreased by $175,429 to $51,279 in the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014.  The decrease was predominantly due to proceeds from the Notes of $350,000 offset by decreased net payments of short-term borrowings of $107,840, higher purchases of common shares for treasury of $48,401 and higher cash dividends paid to shareholders of $10,547. The Company anticipates share repurchases of approximately $400,000 in 2015.
The Company’s debt levels increased from $70,654 at December 31, 2014 to $353,352 at September 30, 2015.  The increase was predominantly due to proceeds from the Notes borrowings of $350,000. Debt to total invested capital increased to 25.9% at September 30, 2015 from 5.2% at December 31, 2014.
In October 2015, the Company paid a cash dividend of $0.29 per share, or $21,013 to shareholders of record on September 30, 2015.

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
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the Reassessment, tax litigation was concluded. In December 2014, the Company received a partial refund of the cash deposit. In the first quarter of 2015, the Company received a refund of $24,976 which was substantially all of the remaining cash deposit. The Company also received interest on the deposit of $1,596.
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
In February 2015, the Venezuelan government eliminated the SICAD II rate and announced a new exchange market called the Marginal Currency System ("SIMADI"), which allows for trading based on supply and demand. At September 30, 2015, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SIMADI rate as the SIMADI rate most appropriately approximates the rates used to transact business in its Venezuelan operations. At September 30, 2015, the SIMADI rate was 199.4 bolivars to the U.S. dollar, resulting in a remeasurement loss on the bolivar-denominated monetary net liability position of $4,334. This foreign exchange loss was recorded in Selling, general & administrative expenses during the three months ended September 30, 2015. Additionally, the Company recorded a $22,172 lower of cost or market inventory adjustment within Cost of goods sold during the three months ended September 30, 2015, related to the adoption of the SIMADI rate. If in the future the Company were to convert bolivars at a rate other than the SIMADI rate, the Company may realize additional losses or gains to earnings.
At September 30, 2015, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SICAD rate include $508 for dividend payments and $7,877 for other payments to be paid at the official rate, all of which have been outstanding for more than a year.
In the nine months ended September 30, 2015, the Company’s Venezuela operations contributed $80,919 to Net sales for the Company. Net income included losses of $23,130, or $0.30 per diluted share from Venezuela. Adjusted net income for the nine months ended September 30, 2015 included earnings of $3,376 or $0.05 per diluted share from Venezuela. In the nine months ended September 30, 2014, the Company’s Venezuela operations contributed $55,969 to Net sales for the Company. Net income included losses of $8,003, or $0.10 per diluted share from Venezuela. Adjusted net income for the nine months ended September 30, 2014 included earnings of $13,514 or $0.17 per diluted share from Venezuela.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $278 at September 30, 2015, including $301 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, including $2,124 of cash and cash equivalents.

The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  There is a risk that the new SIMADI process will be discontinued or not accessible when needed in the future, which may continue to prevent us from repatriating dividends or obtaining U.S. dollars. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal production levels in Venezuela. Additional actions by the Venezuelan government could limit or cause cessation of operations.
A need to deconsolidate the Company’s Venezuelan operations may result from an inability to exchange bolivar-denominated currency coupled with an inability to make key operational decisions due to government regulations in Venezuela. The Company monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan operation’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of September 30, 2015, the Company continues to consolidate its Venezuelan subsidiary.

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was amended on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2015, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, at the Company’s election, plus a spread based on the Company’s leverage ratio.
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it agreed to issue Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement. At September 30, 2015, $350,000 was outstanding and recorded in Long-term debt, less current portion. The proceeds are being used for general corporate purposes. The Notes have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5% and an average tenure of 19 years. Interest is payable semi-annually. As of September 30, 2015, the Company was in compliance with all of its debt covenants.

Pensions
In August 2015, the Lincoln Electric Company, plan sponsor of the Lincoln Electric Retirement Annuity Program ("RAP") and subsidiary of the Company, entered into an agreement to purchase a group annuity contract from The Principal Financial Group ("The Principal"). Under the agreement, The Principal assumed the obligation to pay future pension benefits for specified U.S. retirees and surviving beneficiaries who retired on or before June 1, 2015 and are currently receiving payments from the RAP. The transaction will not change the amount of the monthly pension benefit received by affected retirees and surviving beneficiaries. The purchase was funded by existing plan assets and required no additional cash contribution. The Company recorded a non-cash pre-tax settlement charge of $136,331, $83,341 after-tax, primarily related to the group annuity purchase. The Company reduced its U.S. pension obligation by $433,173, or 48.7%, primarily due to the agreement which is expected to reduce volatility in pension costs and funding requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At September 30, 2015, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 8,901 plaintiffs, which is a net decrease of 432 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 49,214 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 681 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2015 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2015	501,608	$59.78	501,608	8,458,843
August 1 - 31, 2015	935,963	59.91	935,963	7,522,880
September 1 - 30, 2015	932,200	57.16	932,200	6,590,680
Total	2,369,771	58.80	2,369,771

1
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 38,409,320 shares at a total cost of $1.2 billion for a weighted average cost of $31.14 per share through September 30, 2015.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1
Form of Restricted Share Agreement for Non-Employee Directors (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on July 29, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Geoffrey P. Allman
Geoffrey P. Allman
Senior Vice President, Corporate Controller
(principal accounting officer)
October 30, 2015