Form 10-K
period 2015-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2016-02-25
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common shares held by non-affiliates as of June 30, 2015 was $4,448,640,206 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of December 31, 2015 was 70,693,389.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the registrant's 2016 Annual Meeting of Shareholders.

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
The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. Welding products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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
As of December 31, 2015, the Company's business units were aligned into five operating segments. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment primarily includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East. The Asia Pacific Welding segment primarily includes welding operations in China and Australia. The South America Welding segment primarily includes welding operations in Brazil, Colombia and Venezuela. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 5 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.
During the first quarter of 2016, the Company realigned its organizational and leadership structure. The new structure will allow for further integration of operational and product development processes across regions and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the three months ended March 31, 2016, the Company will report three operating segments as follows: Americas Welding, International Welding, and The Harris Products Group.
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
Environmental Regulations
The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 38 facilities worldwide.
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
Employees
The number of persons employed by the Company worldwide at December 31, 2015 was approximately 10,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.

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
Our operating results are sensitive to changes in general economic conditions. Further recessionary economic cycles, higher interest rates, inflation, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely impact our financial condition and access to capital markets.

Economic and supply disruptions associated with events beyond our control, such as war, acts of terror, political unrest, pandemic, labor disputes or natural disasters could adversely affect our supply chain and distribution channels or result in loss of sales and customers.
Our facilities and operations, and the facilities and operations of our suppliers and customers, could be disrupted by events beyond our control, such as war, political unrest, pandemic, labor disputes or natural disasters. Any such disruption could cause delays in the production and distribution of our products and the loss of sales and customers. Insurance proceeds may not adequately compensate the Company for the losses.
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
As of December 31, 2015, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 8,415 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 49,677 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which was vacated on appeal), one was resolved by agreement for an immaterial amount and 748 were decided in favor of the Company following summary judgment motions.
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

The occurrence of defects in or failures of our products, or the misuse of our products in specific applications, could cause termination of customer contracts, increased costs and losses to us, our customers and other end users. We cannot be assured that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend those claims. Further, we cannot be assured that our product liability insurance coverage will be adequate for any liabilities that we may ultimately incur or that product liability insurance will continue to be available on terms acceptable to us. Even if we are successful defending such claims or product liability coverage is adequate, claims of this nature could cause customers to lose confidence in our products and our company. Warranty claims are not generally covered by insurance and we may incur significant warranty costs in the future for which we would not be reimbursed.
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
We may not be able to complete our acquisition or divestiture strategies, successfully integrate acquired businesses and in certain cases we may be required to retain liabilities for certain matters.
Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. For example, we have completed and continue to pursue acquisitions in emerging markets in order to strategically position resources to increase our presence in growing markets. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may expose us to unexpected liabilities and involve the expenditure of significant funds and management time. Further, we may not be able to successfully integrate any acquired business with our existing businesses or recognize the expected benefits from any completed acquisition.
Depending on the nature, size and timing of future acquisitions, we may be required to raise additional financing, which may not be available to us on acceptable terms. Our current operational cash flow is sufficient to fund our current acquisition plans, but a significant acquisition could require access to the capital markets.
Additionally, from time to time we may identify assets for strategic divestitures that would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect our ability to dispose of such assets or complete announced divestitures, including the receipt of approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the interests or purchase the assets on terms and at prices acceptable to us.
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
If we cannot continue to develop, manufacture and market products that meet customer demands, continue to enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights, our revenues, gross margins and results of operations may suffer.
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
We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. We have previously initiated, and may in the future initiate significant rationalization activities to align our business to market conditions and improve our overall competitiveness. Such rationalization activities could fail to deliver the desired competitive cost structure and could result in disruptions in customer service. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our operations, results and prospects could suffer.
Further, in the past decade, the arc welding industry in the United States and other developed countries has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could also be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers manufacture selected consumable arc welding products. In addition, in certain markets of the world, distributors manufacture and sell arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be adversely affected by this practice.
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

In the future, the Company may need to deconsolidate its Venezuelan operations as a result of an inability to exchange bolivar-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. The Company monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan operation’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of December 31, 2015, the Company continues to consolidate its Venezuelan subsidiary. As of December 31, 2015, the Company's total investment in Venezuela was approximately $35,000, which includes intercompany payables.
Our operations depend on maintaining a skilled workforce, and any interruption in our workforce could negatively impact our results of operations and financial condition.
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. Our future success will also depend on our ability to identify, attract and retain highly qualified managerial and technical (including research and development) personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting or retaining qualified personnel. With our strategy to expand internationally into developing markets, we may incur additional risks as some developing economies lack a sufficiently trained labor pool.
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
The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders' equity and cash flows through our annual measurement of plan assets and liabilities. For a discussion regarding how the financial statements have been affected by significant changes in 2015, refer to the pension related disclosure under "Part II, Item 7 – Critical Accounting Policies" and Note 11 to the Company's consolidated financial statements.
We are subject to changes in the global regulatory environment, which could adversely affect our results of operations, cash flows and financial condition.
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
We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert currencies into U.S. dollars or to remit dividend and other payments by our foreign subsidiaries within a country imposing controls. Currency devaluations result in diminished value of funds denominated in the currency of the country instituting the devaluation.
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
The conduct and management of our business relies extensively on information technology systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical corporate infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. If these systems are damaged, cease to function properly or are subject to a significant cyber security breach, we may suffer an interruption in our ability to manage and operate the business and our results of operations and financial condition could be adversely affected. Furthermore, a security breach could result in unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and fines and other sanctions resulting from any related breaches of data privacy regulations. Any of these could have an adverse effect on our results of operations and financial condition.
Our global operations are subject to increasingly complex environmental regulatory requirements.
We are subject to increasingly complex environmental regulations affecting international manufacturers, including those related to air and water emissions, waste management and climate change. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of or conditions caused by prior operators, predecessors or third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability and sanctions on certain of our activities, as well as damage to property or natural resources. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, there can be no assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.
Changes in environmental laws or regulations could result in higher expenses and payments, and uncertainty relating to environmental laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights. Changes in environmental and climate change laws or regulations, including laws relating to greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw material costs. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon us or our products, they could negatively impact our business, capital expenditures, results of operations, financial condition and competitive position.
It is our policy to apply strict standards for environmental protection to all of our operations inside and outside of the United States, even when we are not subject to local government regulations. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, liabilities resulting from third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.
We also face increasing complexity in our products design and procurement operations as we adjust to new and future requirements relating to the design, production and labeling of our products that are sold worldwide in multiple jurisdictions. The ultimate costs under environmental laws and the timing of these costs are difficult to predict.
We may incur additional restructuring charges as we continue to contemplate rationalization actions in an effort to optimize our cost structure and may not achieve the anticipated savings and benefits of these actions.
Throughout 2015, we implemented rationalization plans and incurred employee severance and other related costs totaling $13,719. For more information regarding our rationalization plans, refer to the rationalization and asset impairment related disclosure under Note 6 to the Company's consolidated financial statements. We may take additional actions in the future to further optimize our cost structure and improve the efficiency of our operations, which will reduce our profitability in the periods incurred. As a result of these actions, we will likely continue to incur charges, which may include but are not be limited to asset impairments, employee severance costs, charges for pension and other postretirement contractual benefits and pension settlements, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future rationalization plans in full or in part or within the time periods we expect. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	54
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

Vincent K. Petrella	55	Executive Vice President, Chief Financial Officer and Treasurer since February 19, 2014; Senior Vice President, Chief Financial Officer and Treasurer from October 7, 2005 to February 19, 2014.
Frederick G. Stueber	62	Executive Vice President, General Counsel and Secretary since February 19, 2014; Senior Vice President, General Counsel and Secretary from 1996 to February 19, 2014.
George D. Blankenship	53
Executive Vice President, President, Americas Welding since February 18, 2016; Executive Vice President, President, Lincoln Electric North America from February 19, 2014 to February 18, 2016; Senior Vice President; President, Lincoln Electric North America from July 30, 2009 to February 19, 2014; Senior Vice President, Global Engineering from October 7, 2005 to July 30, 2009; Senior Vice President; President, Lincoln Cleveland of The Lincoln Electric Company from January 8, 2008 to July 30, 2009; Senior Vice President, U.S. Operations of The Lincoln Electric Company from October 7, 2005 to January 8, 2008.

Gabriel Bruno	48
Executive Vice President, Chief Human Resources Officer & Interim Chief Information Officer since February 18, 2016; Executive Vice President, Chief Information Officer & Interim Chief Human Resources Officer from March 7, 2015 to February 18, 2016; Executive Vice President, Chief Information Officer since February 19, 2014; Vice President, Chief Information Officer from May 1, 2012 to February 19, 2014; Vice President, Corporate Controller from 2005 to May 1, 2012.

Geoffrey P. Allman	45
Senior Vice President, Corporate Controller since January 14, 2014; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to June 30, 2012.

Thomas A. Flohn	55
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

Mathias Hallmann	53
Senior Vice President, President, International Welding since February 9, 2016; Senior Vice President, President, LE Europe from February 19, 2014 to February 9, 2016; Vice President; President, Lincoln Electric Europe from November 4, 2013 to February 19, 2014. Prior to his service with the Company, Mr. Hallmann was Chief Executive Officer of Bohler Welding Holding GmbH (a leading manufacturer and provider of auxiliary materials and consumables for industrial welding and soldering applications) from December 2008 to March 2012, and its Chief Operating Officer from April 2008 to November 2008.

Steven B. Hedlund	49
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

David J. Nangle	59	Senior Vice President, President, Harris Products Group since February 19, 2014; Vice President, Group President of Brazing, Cutting and Retail Subsidiaries from January 12, 2006 to February 19, 2014.
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
The Company has 48 manufacturing facilities, including operations and joint ventures in 19 countries, the significant locations (grouped by operating segment) of which are as follows:

North America Welding:
United States	Cleveland and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado.
Canada	Toronto; Mississauga; Hamilton.
Mexico	Mexico City; Torreon.
Europe Welding:
France	Grand-Quevilly.
Germany	Essen.
Italy	Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Portugal	Lisbon.
Russia	Mtsensk.
Turkey	Istanbul.
United Kingdom	Sheffield and Chertsey, England.
Asia Pacific Welding:
China	Shanghai; Jinzhou; Nanjing; Zhengzhou; Luan County.
India	Chennai.
Indonesia	Cikarang.
South America Welding:
Brazil	Guarulhos.
Colombia	Bogota.
Venezuela	Maracay.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Santa Fe Springs, California.
Brazil	Sao Paulo.
Mexico	Tijuana.
Poland	Dzierzoniow.
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
As of December 31, 2015, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 8,415 plaintiffs, which is a net decrease of 486 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 49,677 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which was vacated on appeal), one was resolved by agreement for an immaterial amount and 748 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2015 was 1,741.
The total amount of dividends paid in 2015 was $87.0 million. During 2015, dividends were paid on January 15, April 15, July 15 and October 15.
Quarterly high and low stock prices and dividends declared per share for the last two years were:

	2015			2014
	Stock Price		Dividends Declared	Stock Price		Dividends Declared
	High	Low		High	Low
First quarter	$72.50	$63.90	$0.29	$76.26	$66.68	$0.23
Second quarter	71.15	60.85	0.29	72.88	63.23	0.23
Third quarter	62.94	51.74	0.29	73.75	65.44	0.23
Fourth quarter	62.95	49.71	0.32	75.49	61.12	0.29
Issuer purchases of equity securities for the fourth quarter 2015 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2015	821,060	(1)	$55.30	820,904	5,769,776
November 1-30, 2015	414,672		57.00	414,672	5,355,104
December 1-31, 2015	608,088	(1)	53.70	607,183	4,747,921
Total	1,843,820		55.15	1,842,759

(1)	The above share repurchases include the surrender of 156 and 905 shares in October and December, respectively, of the Company's common shares in connection with the vesting of restricted awards.

(2)
In 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 45 million shares. Total shares purchased through the share repurchase program were 40,252,079 shares at a cost of $1.3 billion for a weighted average cost of $32.24 per share through December 31, 2015.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2011 and ending December 31, 2015. This graph assumes that $100 was invested on December 31, 2010 in each of the Company's common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Net sales	$2,535,791	$2,813,324	$2,852,671	$2,853,367	$2,694,609
Net income	127,478	254,686	293,780	257,411	217,186
Basic earnings per share	1.72	3.22	3.58	3.10	2.60
Diluted earnings per share	1.70	3.18	3.54	3.06	2.56
Cash dividends declared per share	1.190	0.980	0.830	0.710	0.635
Total assets	1,784,171	1,939,215	2,151,867	2,089,863	1,976,776
Long-term debt	350,347	2,488	3,791	1,599	1,960

(1)
Results for 2015 include $13,719 ($11,943 after-tax) of rationalization charges and non-cash net impairment charges of $6,239 ($6,239 after-tax). Results also include pension settlement charges of $142,738 ($87,310 after-tax) and charges of $27,214 ($27,214 after-tax) related to Venezuelan remeasurement losses. Long-term debt in 2015 includes the issuance of Senior Unsecured Notes in the aggregate principal amount of $350,000 through a private placement.

(2)
Results for 2014 include $32,742 ($32,706 after-tax) of non-cash asset impairment charges partially offset by gains of $3,930 ($2,754 after-tax) related to the sale of assets. Associated with the impairment of long-lived assets is an offsetting special item of $805 representing portions attributable to non-controlling interests. Results also include charges of $21,133 ($21,133 after-tax) related to Venezuelan remeasurement losses.

(3)
Results for 2013 include $3,658 ($2,965 after-tax) of rationalization charges and impairment charges net of gains on disposals of $4,805 ($4,608 after-tax). Results also include a charge of $12,198 ($12,198 after-tax) related to the devaluation of the Venezuelan currency and a loss of $705 ($705 after-tax) related to the sale of land. Associated with the impairment of long-lived assets and loss on the sale of land is an offsetting special item of $1,068 representing portions attributable to non-controlling interests.

(4)
Results for 2012 include $7,512 ($6,153 after-tax) of rationalization charges and asset disposal and impairment charges of $1,842 ($1,289 after-tax). Results also include a charge of $1,381 ($906 after-tax) related to a change in Venezuelan labor law, which provides for increased employee severance obligations.

(5)
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
The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. Welding products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories. The Company's product offering also includes CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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
As of December 31, 2015, the Company's business units were aligned into five operating segments. The operating segments consist of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment primarily includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East. The Asia Pacific Welding segment primarily includes welding operations in China and Australia. The South America Welding segment primarily includes welding operations in Brazil, Colombia and Venezuela. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 5 to the Company's consolidated financial statements for segment and geographic area information.
During the first quarter of 2016, the Company realigned its organizational and leadership structure. The new structure will allow for further integration of operational and product development processes across regions and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the three months ended March 31, 2016, the Company will report three operating segments as follows: Americas Welding, International Welding, and The Harris Products Group.

The principal raw materials essential to the Company's business are steel, electronic components, engines, brass, copper, silver, aluminum alloys and various chemicals, all of which are normally available for purchase in the open market.
The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 38 facilities worldwide.
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
Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2015		2014		2013
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,535,791	100.0%	$2,813,324	100.0%	$2,852,671	100.0%
Cost of goods sold	1,694,647	66.8%	1,864,027	66.3%	1,910,017	67.0%
Gross profit	841,144	33.2%	949,297	33.7%	942,654	33.0%
Selling, general & administrative expenses	496,748	19.6%	545,497	19.4%	527,206	18.5%
Rationalization and asset impairment charges	19,958	0.8%	30,053	1.1%	8,463	0.3%
Pension settlement charges	142,738	5.6%	—	—	—	—
Operating income	181,700	7.2%	373,747	13.3%	406,985	14.3%
Interest income	2,714	0.1%	3,093	0.1%	3,320	0.1%
Equity earnings in affiliates	3,015	0.1%	5,412	0.2%	4,806	0.2%
Other income	4,182	0.2%	3,995	0.1%	4,194	0.1%
Interest expense	(21,824)	(0.9%)	(10,434)	(0.4%)	(2,864)	(0.1%)
Income before income taxes	169,787	6.7%	375,813	13.4%	416,441	14.6%
Income taxes	42,375	1.7%	121,933	4.3%	124,754	4.4%
Net income including non-controlling interests	127,412	5.0%	253,880	9.0%	291,687	10.2%
Non-controlling interests in subsidiaries' loss	(66)	—	(806)	—	(2,093)	(0.1%)
Net income	$127,478	5.0%	$254,686	9.1%	$293,780	10.3%

2015 Compared with 2014
Net Sales: Net sales for 2015 decreased 9.9% from 2014. The sales decrease reflects volume decreases of 8.0%, price increases of 4.0%, increases from acquisitions of 2.2% and unfavorable impacts from foreign exchange of 8.1%. Sales volumes decreased as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela partially offset by pricing declines in The Harris Products Group due to decreases in the costs of silver and copper. Net sales for 2015 include $84,662 in sales from the Company's Venezuelan operations compared with $71,793 in sales from the Company's Venezuelan operations in 2014.
Gross Profit:  Gross profit decreased 11.4% to $841,144 during 2015 compared with $949,297 in 2014. As a percentage of Net sales, Gross profit decreased to 33.2% in 2015 compared with 33.7% in 2014. The year ended December 31, 2015 includes $22,880, or 0.9% of sales, of inventory charges reflecting remeasurement losses in Venezuela related to the adoption of a new foreign exchange mechanism and higher warranty costs of $5,934. The year ended December 31, 2015 also includes a LIFO credit of $11,545 compared with a charge of $429 in the prior year period. The prior year period also includes a gain of $3,946 from an insurance settlement. Foreign currency exchange rates had a $62,330 unfavorable translation impact in 2015.
Selling, General & Administrative ("SG&A") Expenses:  SG&A expenses decreased 8.9% to $496,748 during 2015 compared with $545,497 in 2014. The decrease was primarily due to lower bonus expense of $28,705 and lower foreign exchange transaction losses of $17,030, partially offset by higher general and administrative spending of $24,720 and incremental SG&A expenses from acquisitions of $8,780. Foreign exchange transaction losses in 2015 include a charge of $4,334, compared with a charge of $17,665 in 2014, relating to Venezuelan foreign exchange remeasurement losses as a result of the adoption of a new foreign exchange mechanism. Foreign currency exchange rates had a $33,229 favorable translation impact on SG&A expenses in 2015.
Rationalization and Asset Impairment Charges:  In 2015, the Company recorded $19,958 in charges primarily related to employee severance and other related costs and non-cash goodwill and asset impairment charges. See "Rationalization and Asset Impairments" for additional information.
Pension Settlement Charges: In 2015, the Company recorded non-cash pension settlement charges of $142,738, $87,310 after-tax, primarily related to the purchase of a group annuity contract. See Note 11, "Retirement Annuity and Guaranteed Continuous Employment Plans" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $3,015 in 2015 compared with earnings of $5,412 in 2014. The decrease was primarily due to a decrease in earnings in Turkey.
Interest Expense:  Interest expense increased to $21,824 in 2015 from $10,434 in 2014. The increase was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and interest accrued on higher borrowings.
Income Taxes:  The Company recorded $42,375 of tax expense on pre-tax income of $169,787, resulting in an effective tax rate of 25.0% for 2015 compared with an effective income tax rate of 32.4% for 2014. The effective income tax rate is lower in 2015 as compared to 2014 primarily due to higher U.S. tax credits in 2015 and changes in the mix of earnings between tax rate jurisdictions.
Net Income:  Net income for 2015 was $127,478 compared with $254,686 in the prior year. Diluted earnings per share for 2015 were $1.70 compared with diluted earnings of $3.18 per share in 2014. Net income for 2015 includes non-cash pension settlement charges of $87,310, non-cash Venezuelan remeasurement losses of $27,214 related to the adoption of a new foreign exchange mechanism and net rationalization and asset impairment charges of $18,182. Foreign currency exchange rate movements had an unfavorable translation effect of $11,390 on Net income for 2015.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2015:

		Change in Net Sales due to:
	Net Sales 2014	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2015
Operating Segments
North America Welding	$1,700,924	$(129,921)	$57,333	$14,944	$(32,923)	$1,610,357
Europe Welding	425,775	(18,179)	—	(2,285)	(68,487)	336,824
Asia Pacific Welding	243,800	(49,501)	5,295	(2,511)	(10,468)	186,615
South America Welding	148,595	(24,240)	—	116,765	(103,106)	138,014
The Harris Products Group	294,230	(2,168)	—	(15,746)	(12,335)	263,981
Consolidated	$2,813,324	$(224,009)	$62,628	$111,167	$(227,319)	$2,535,791

Consolidated (excluding Venezuela)	$2,741,531	$(211,098)	$62,628	$(2,598)	$(139,334)	$2,451,129

% Change
North America Welding		(7.6%)	3.4%	0.9%	(1.9%)	(5.3%)
Europe Welding		(4.3%)	—	(0.5%)	(16.1%)	(20.9%)
Asia Pacific Welding		(20.3%)	2.2%	(1.0%)	(4.3%)	(23.5%)
South America Welding		(16.3%)	—	78.6%	(69.4%)	(7.1%)
The Harris Products Group		(0.7%)	—	(5.4%)	(4.2%)	(10.3%)
Consolidated		(8.0%)	2.2%	4.0%	(8.1%)	(9.9%)

Consolidated (excluding Venezuela)		(7.7%)	2.3%	(0.1%)	(5.1%)	(10.6%)
Net sales volumes for 2015 decreased for all operating segments due to softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. The decrease in net sales volumes in Asia Pacific Welding is also due to continued strategic repositioning in the market. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela.  Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper as compared to the prior year period.  The increase in Net sales from acquisitions was due to the acquisition of Rimrock Holdings Corporation and Easom Automation Systems, Inc. ("Easom") within North America Welding (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted: Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted. The following table presents EBIT, as adjusted for 2015 by segment compared with 2014:

	Twelve Months Ended
	December 31,
	2015	2014	$ Change	% Change
North America Welding:
Net sales	$1,610,357	$1,700,924	(90,567)	(5.3%)
Inter-segment sales	100,770	124,732	(23,962)	(19.2%)
Total Sales	$1,711,127	$1,825,656	(114,529)	(6.3%)

EBIT, as adjusted	$306,746	$335,465	(28,719)	(8.6%)
As a percent of total sales	17.9%	18.4%		(0.5%)

Europe Welding:
Net sales	$336,824	$425,775	(88,951)	(20.9%)
Inter-segment sales	15,922	19,586	(3,664)	(18.7%)
Total Sales	$352,746	$445,361	(92,615)	(20.8%)

EBIT, as adjusted	$31,317	$48,822	(17,505)	(35.9%)
As a percent of total sales	8.9%	11.0%		(2.1%)

Asia Pacific Welding:
Net sales	$186,615	$243,800	(57,185)	(23.5%)
Inter-segment sales	10,510	14,820	(4,310)	(29.1%)
Total Sales	$197,125	$258,620	(61,495)	(23.8%)

EBIT, as adjusted	$7,392	$1,321	6,071	459.6%
As a percent of total sales	3.7%	0.5%		3.2%

South America Welding:
Net sales	$138,014	$148,595	(10,581)	(7.1%)
Inter-segment sales	174	144	30	20.8%
Total Sales	$138,188	$148,739	(10,551)	(7.1%)

EBIT, as adjusted	$5,569	$15,953	(10,384)	(65.1%)
As a percent of total sales	4.0%	10.7%		(6.7%)

The Harris Products Group:
Net sales	$263,981	$294,230	(30,249)	(10.3%)
Inter-segment sales	9,312	8,210	1,102	13.4%
Total Sales	$273,293	$302,440	(29,147)	(9.6%)

EBIT, as adjusted	$27,882	$28,563	(681)	(2.4%)
As a percent of total sales	10.2%	9.4%		0.8%
EBIT, as adjusted as a percent of total sales decreased for North America Welding in 2015 as compared with 2014 due to volume decreases. The decrease in Europe Welding is primarily due to unfavorable foreign exchange translation. The Asia Pacific Welding increase was due to lower raw material costs and operational efficiencies partially offset by volume decreases. The South America Welding decrease was a result of lower margins in Venezuela, as well as lower volumes and unfavorable foreign exchange translation in the segment.

In 2015, EBIT, as adjusted, excluded net charges of $3,298 and $1,507 in North America Welding and Europe Welding, respectively, primarily related to employee severance and other related costs. North America Welding special items also include non-cash charges of $6,315 related to the impairment of goodwill and non-cash charges of $3,417 related to the impairment of long-lived assets. Asia Pacific Welding special items reflect net charges of $5,432 primarily related to employee severance and other costs and adjustments to reclassify a potential divestiture that was previously held-for-sale. South America Welding special items reflect Venezuelan foreign exchange remeasurement losses of $27,214 related to the adoption of a new foreign exchange mechanism. In addition to special items listed above, 2015 EBIT, as adjusted excludes non-cash pension settlement charges of $142,738 primarily related to the purchase of a group annuity contract.
In 2014, EBIT, as adjusted, excluded net charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding EBIT, as adjusted, also excluded charges of $32,742 related to impairment of long-lived assets and a gain of $3,930 related to the sale of assets. South America Welding EBIT, as adjusted, excluded special item charges of $21,133, related to the adoption of a new foreign exchange mechanism.
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
Gross Profit:  Gross profit increased 0.7% to $949,297 during 2014 compared with $942,654 in 2013. As a percentage of Net sales, Gross profit increased to 33.7% in 2014 compared with 33.0% in 2013. The increase was the result of geographic mix and operations improvements. Foreign currency exchange rates had a $28,377 unfavorable translation impact in 2014, which includes $3,468 related to the liquidation of Venezuelan inventory valued at a historical exchange rate.
SG&A Expenses:  SG&A expenses increased 3.5% to $545,497 during 2014 compared with $527,206 in 2013. The increase was primarily due to higher foreign exchange transaction losses of $16,472, incremental SG&A expenses from acquisition of $8,051 and higher bonus expense of $5,511. Foreign exchange transaction losses in 2014 include a charge of $17,665 relating to a Venezuelan remeasurement loss compared with a charge of $8,081 in 2013 due to a devaluation of the Venezuelan currency. Foreign currency exchange rates had a $14,627 favorable translation impact on SG&A expenses in 2014.
Rationalization and Asset Impairment Charges:  In 2014, the Company recorded $30,053 in charges primarily related to non-cash long-lived asset impairment charges partially offset by gains on the sales of assets. See "Rationalization and Asset Impairments" for additional information.
Equity Earnings in Affiliates:  Equity earnings in affiliates were $5,412 in 2014 compared with earnings of $4,806 in 2013. The increase was primarily due to an increase in earnings in Turkey.
Interest Expense:  Interest expense increased to $10,434 in 2014 from $2,864 in 2013. The increase was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary.
Income Taxes:  The Company recorded $121,933 of tax expense on pre-tax income of $375,813, resulting in an effective tax rate of 32.4% for 2014 compared with an effective tax rate of 30.0% for 2013. The effective income tax rate is lower in 2013 as compared with 2014 primarily due to income earned in lower tax rate jurisdictions.
Net Income:  Net income for 2014 was $254,686 compared with $293,780 in the prior year. Diluted earnings per share for 2014 were $3.18 compared with diluted earnings of $3.54 per share in 2013. Net income for 2014 included a loss of $8,238, or $0.10 per diluted share, from the Company's Venezuelan operations compared with Net income of $25,614, or $0.31 per diluted share, from the Company's Venezuelan operations in 2013. Foreign currency exchange rate movements had an unfavorable translation effect of $8,258 for 2014.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2014:

		Change in Net Sales due to:
	Net Sales 2013	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2014
Operating Segments
North America Welding	$1,652,769	$4,335	$42,184	$13,247	$(11,611)	$1,700,924
Europe Welding	429,548	8,107	—	(3,722)	(8,158)	425,775
Asia Pacific Welding	266,282	(17,516)	—	1,351	(6,317)	243,800
South America Welding	195,895	(59,554)	—	57,461	(45,207)	148,595
The Harris Products Group	308,177	6,722	—	(18,411)	(2,258)	294,230
Consolidated	$2,852,671	$(57,906)	$42,184	$49,926	$(73,551)	$2,813,324

Consolidated (excluding Venezuela)	$2,743,532	$(3,840)	$42,184	$(3,997)	$(36,348)	$2,741,531

% Change
North America Welding		0.3%	2.6%	0.8%	(0.7%)	2.9%
Europe Welding		1.9%	—	(0.9%)	(1.9%)	(0.9%)
Asia Pacific Welding		(6.6%)	—	0.5%	(2.4%)	(8.4%)
South America Welding		(30.4%)	—	29.3%	(23.1%)	(24.1%)
The Harris Products Group		2.2%	—	(6.0%)	(0.7%)	(4.5%)
Consolidated		(2.0%)	1.5%	1.8%	(2.6%)	(1.4%)

Consolidated (excluding Venezuela)		(0.1%)	1.5%	(0.1%)	(1.3%)	(0.1%)
Net sales volumes for 2014 decreased for South America Welding due to the lack of available raw materials in Venezuela and Asia Pacific Welding due to lower demand and strategic repositioning in the market. North America Welding, Europe Welding and The Harris Products Group increased as a result of stronger end market demand in those geographies. Product pricing in South America Welding reflects a highly inflationary environment, particularly in Venezuela. Product pricing decreased for The Harris Products Group because of decreases in the costs of silver and copper. The increase in Net sales from acquisitions was due to the acquisitions of Easom, Robolution GmbH ("Robolution") and Burlington Automation Corporation ("Burlington") within North America Welding (see Note 3 to the consolidated financial statements for additional information regarding the acquisitions). With respect to changes in Net sales due to foreign exchange, all segments decreased due to a stronger U.S. dollar.

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
EBIT, as adjusted as a percent of total sales increased for North America Welding in 2014 as compared with 2013 due to operational improvements and lower pension expense, partially offset by higher SG&A expenses. The increase for Europe Welding is primarily due to volume increases, lower manufacturing costs and improved product mix, partially offset by higher SG&A expenses. The South America Welding decrease was a result of lower volumes related to disruptions of manufacturing operations due to the lack of available raw materials in Venezuela and higher SG&A expenses due to foreign exchange losses in Venezuela. The South America Welding 2013 results include the effect of the highly inflationary environment in Venezuela.

In 2014, EBIT, as adjusted, excluded net charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding EBIT, as adjusted, also excluded charges of $32,742 related to impairment of long-lived assets and a gain of $3,930 related to the sale of assets. South America Welding EBIT, as adjusted, excluded special item charges of $21,133 related to the adoption of a new foreign exchange mechanism.
In 2013, EBIT, as adjusted, excluded special items charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding EBIT, as adjusted, also excluded charges of $4,444 related to impairment of long-lived assets and a charge of $705 related to a loss on the sale of land. South America Welding EBIT, as adjusted, excluded special item charges of $12,198 related to the devaluation of the Venezuelan currency.
Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted net income, Adjusted diluted earnings per share and Return on invested capital, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time management evaluates and discloses to investors the non-GAAP measure Free cash flow ("FCF").  FCF is defined as Net cash provided by operating activities less Capital expenditures.
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2015	2014	2013
Operating income as reported	$181,700	$373,747	$406,985
Special items (pre-tax):
Rationalization and asset impairment charges	19,958	30,053	8,463
Venezuela remeasurement losses	27,214	21,133	12,198
Pension settlement charges	142,738	—	—
Loss on the sale of land	—	—	705
Adjusted operating income	$371,610	$424,933	$427,646
Special items included in Operating income during 2015 include net rationalization and asset impairment charges which primarily consist of employee severance and other related costs of $13,719, a non-cash goodwill impairment charge of $6,315 and net non-cash asset impairment charges. Special items for 2015 also include pension settlement charges and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.
Special items included in Operating income during 2014 include net rationalization and asset impairment charges primarily consisting of non-cash asset impairment charges of $32,742 offset by gains of $3,930 related to the sale of assets. Special items for 2014 also include Venezuelan remeasurement losses related to the adoption of a new foreign exchange mechanism.
Special items included in Operating income during 2013 include net rationalization and asset impairment charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and impairment of long-lived assets. Special items for 2013 also include charges related to the devaluation of the Venezuelan currency and a loss on the sale of land.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
Net income as reported	$127,478	$254,686	$293,780
Special items (after-tax):
Rationalization and asset impairment charges	18,182	30,914	7,573
Venezuela remeasurement losses	27,214	21,133	12,198
Pension settlement charges	87,310	—	—
Loss on the sale of land	—	—	705
Special items attributable to non-controlling interests	—	(805)	(1,068)
Adjusted net income	$260,184	$305,928	$313,188
Diluted earnings per share as reported	$1.70	$3.18	$3.54
Special items per share	1.78	0.64	0.23
Adjusted diluted earnings per share	$3.48	$3.82	$3.77
Net income for 2015 includes net rationalization and asset impairment which primarily consist of employee severance and other related costs of $11,943, a non-cash goodwill impairment charge of $6,315 and net non-cash asset impairment charges. Special items for 2015 also include pension settlement charges and Venezuelan remeasurement losses related to the adoption of a new foreign exchange mechanism. Adjusted net income for 2015 includes $3,209, or $0.05 per diluted share, from the Company's Venezuelan operations.
Net income for 2014 includes net rationalization and asset impairment charges primarily consisting of non-cash asset impairment charges of $32,706 partially offset by gains of $2,754 related to the sale of assets. Associated with the impairment of long-lived assets is an offsetting special item of $805 attributable to non-controlling interests. Special items for 2014 also include Venezuelan remeasurement losses related to the adoption of a new foreign exchange mechanism. Adjusted net income for 2014 includes $13,279, or $0.17 per diluted share, from the Company's Venezuelan operations.
Net income for 2013 includes net rationalization and asset impairment charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and impairment of long-lived assets and a loss on the sale of land. Associated with the impairment of long-lived assets and loss on the sale of land is an offsetting special item of $1,068 attributable to non-controlling interests. Special items for 2013 also include charges related to the devaluation of the Venezuelan currency. Adjusted net income for 2013 includes $37,812, or $0.46 per diluted share, from the Company's Venezuelan operations.
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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash provided by operating activities	$310,858	$401,702	$338,894	$(90,844)	$62,808
Cash used by investing activities:	(85,352)	(78,985)	(129,500)	(6,367)	50,515
Capital expenditures	(50,507)	(72,990)	(76,015)	22,483	3,025
Acquisition of businesses, net of cash acquired	(37,076)	(24,230)	(53,161)	(12,846)	28,931
Cash used by financing activities:	(169,908)	(314,355)	(194,184)	144,447	(120,171)
Proceeds from (payments on) short-term borrowings, net	(34,229)	47,876	(1,451)	(82,105)	49,327
Proceeds from (payments on) long-term borrowings, net	350,835	5,455	(389)	345,380	5,844
Proceeds from exercise of stock options	5,996	9,116	20,297	(3,120)	(11,181)
Excess tax benefit from stock-based compensation	1,974	5,967	10,602	(3,993)	(4,635)
Purchase of shares for treasury	(399,494)	(307,178)	(167,879)	(92,316)	(139,299)
Cash dividends paid to shareholders	(86,968)	(73,261)	(49,277)	(13,707)	(23,984)
Increase (decrease) in Cash and cash equivalents	25,804	(21,446)	13,361
Cash and cash equivalents increased 9.3%, or $25,804, to $304,183 during the twelve months ended December 31, 2015, from $278,379 as of December 31, 2014. This increase was predominantly due to the cash provided from operating activities and proceeds from the issuance of Senior Unsecured Notes (the "Notes") of $350,000 (see the "Debt" section below for additional information) partially offset by purchases of common shares for treasury of $399,494. At December 31, 2015, $223,567 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
Cash provided by operating activities decreased $90,844 for the twelve months ended December 31, 2015 compared with the twelve months ended December 31, 2014. The decrease was predominantly due to higher contributions to U.S. pension plans of $25,949, lower cash refunds from a Canadian tax deposit of $25,306 and lower earnings offset by less investment in net operating working capital of $63,604. Net operating working capital is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable. Net operating working capital to sales, defined as net operating working capital divided by annualized rolling three months of Net sales, remained consistent at 17.1% at December 31, 2015 compared with 17.1% at December 31, 2014. Days sales in inventory decreased to 89.2 days at December 31, 2015 from 94.7 days at December 31, 2014. Accounts receivable days decreased to 46.9 days at December 31, 2015 from 47.8 days at December 31, 2014. Average days in accounts payable decreased to 38.7 days at December 31, 2015 from 46.6 days at December 31, 2014.
Cash used by investing activities increased by $6,367 in the twelve months ended December 31, 2015 compared with the twelve months ended December 31, 2014. The increase was predominantly due to an increase in the acquisition of businesses of $12,846 and a decrease in proceeds from the sale of property, plant and equipment of $15,147 offset by a decrease in capital expenditures of $22,483. The Company anticipates capital expenditures of $65,000 to $75,000 in 2016. Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company's continuing international expansion. Management critically evaluates all proposed capital expenditures and requires each project to increase efficiency, reduce costs, promote business growth, or to improve the overall safety and environmental conditions of the Company's facilities.
Cash used by financing activities decreased $144,447 in the twelve months ended December 31, 2015 compared with the twelve months ended December 31, 2014. The decrease was predominantly due to proceeds from the Notes of $350,000 offset by increased net payments of short-term borrowings of $82,105, higher purchases of common shares for treasury of $92,316 and higher cash dividends paid to shareholders of $13,707.
The Company's debt levels increased from $70,654 at December 31, 2014 to $354,625 at December 31, 2015 due to the issuance of the Notes. Debt to total invested capital increased to 27.6% at December 31, 2015 from 5.2% at December 31, 2014.
The Company paid $86,968 and $73,261 in cash dividends to its shareholders in the twelve months ended December 31, 2015 and 2014, respectively.

The Company has a share repurchase program for up to 45 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the twelve months ended December 31, 2015, the Company purchased a total of 6.6 million shares at a cost of $399,494. As of December 31, 2015, 4.7 million shares remained available for repurchase under the stock repurchase program. The Company currently anticipates share repurchases of approximately $400,000 in 2016.
The Company made voluntary contributions to its U.S. defined benefit plans of $47,124, $21,175 and $75,216 in 2015, 2014 and 2013, respectively. The Company expects to voluntarily contribute $20,000 to U.S. plans in 2016. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2016.
Canada - Notice of Reassessment
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessments to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company had elected to deposit the entire amount of the dispute in order to suspend continuing interest charges.
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
Rationalization and Asset Impairments
In 2015, the Company recorded net rationalization and asset impairment charges of $19,958 resulting from rationalization activities. The 2015 net charges include $13,719 primarily related to employee severance and other related costs and $6,315 in an impairment charge to the carrying value of goodwill
In 2014, the Company recorded net rationalization and asset impairment charges of $30,053 resulting from rationalization activities. The 2014 net charges include $1,241 primarily related to employee severance and other related costs and $32,742 in asset impairment charges, partially offset by gains from sales of assets of $3,930.
In 2013, the Company recorded net rationalization and asset impairment charges of $8,463 resulting from rationalization activities. The 2013 net charges include $3,658 primarily related to employee severance and other related costs and $4,961 in asset impairment charges, partially offset by gains from sales of assets $156.
Fair values of impaired assets were determined using projected discounted cash flows.
Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.
Debt
At December 31, 2015 and 2014, the fair value of long-term debt, including the current portion, was approximately $342,602 and $9,323, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it agreed to issue the Notes in the aggregate principal amount of $350,000 through a private placement. At December 31, 2015, $349,147, net of debt issuance costs of $853, was outstanding and recorded in Long-term debt, less current portion. The proceeds are being used for general corporate purposes. The Notes have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an average tenure of 19 years. Interest is payable semi-annually. The Notes contain certain affirmative and negative covenants. As of December 31, 2015, the Company was in compliance with all of its debt covenants.

Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2015, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Short-term Borrowings
The Company's short-term borrowings included in Amounts due banks were $2,822 and $61,155 at December 31, 2015 and 2014, respectively. Amounts due banks included the outstanding borrowings under the Credit Agreement and the borrowings of foreign subsidiaries at weighted average interest rates of 24.1% and 3.1% at December 31, 2015 and 2014, respectively.
Return on Invested Capital
The Company reviews return on invested capital ("ROIC") in assessing and evaluating the Company's underlying operating performance. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. ROIC is defined as rolling 12 months of Adjusted net income excluding tax-effected interest income and expense divided by invested capital. Invested capital is defined as total debt, which includes Amounts due banks, Current portion of long-term debt and Long-term debt, less current portions, plus Total equity.

ROIC for the years ended December 31, 2015, 2014 and 2013 were as follows:

Return on Invested Capital	2015	2014	2013
Adjusted net income (1)	$260,184	$305,928	$313,188
Plus: Interest expense (after-tax)	13,469	6,439	1,767
Less: Interest income (after-tax)	1,675	1,909	2,049
Net operating profit after taxes	271,978	310,458	312,906
Invested capital	1,287,073	1,356,435	1,549,775
Return on invested capital	21.1%	22.9%	20.2%
_______________________________________________________________________________

(1)	See “Non-GAAP Financial Measures” section for a tabular reconciliation of Net income to Adjusted net income.

Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2015 are as follows:

	Payments Due By Period
	Total	2016	2017 to 2018	2019 to 2020	2021 and Beyond
Long-term debt, including current portion	$352,545	$1,400	$630	$200	$350,315
Interest on long-term debt	235,968	12,649	24,733	24,679	173,907
Capital lease obligations	111	62	44	5	—
Short-term debt	2,822	2,822	—	—	—
Interest on short-term debt	341	341	—	—	—
Operating leases	41,683	12,160	15,357	8,582	5,584
Purchase commitments(1)	125,332	124,228	909	195	—
Total	$758,802	$153,662	$41,673	$33,661	$529,806
_______________________________________________________________________________

(1)	Purchase commitments include contractual obligations for raw materials and services.

As of December 31, 2015, there was $14,332 of tax liabilities related to unrecognized tax benefits and a $23,201 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur. See Note 12 and Note 14 to the Company's consolidated financial statements for further discussion. Additionally, in connection with prior acquisitions, there were liabilities with fair values as of December 31, 2015 of $9,184 for a contingent consideration arrangement and $26,484 for a forward contract to acquire an additional ownership interest in a majority owned subsidiary.  The amount of future cash flows associated with these liabilities will be contingent upon actual results of the acquired entities.  See Note 14 to the Company’s consolidated financial statements for further discussion.
The Company expects to voluntarily contribute $20,000 to the U.S. defined benefit plans in 2016.
Stock-Based Compensation
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2015, there were 5,600,763 common shares available for future grant under all plans.
Under these plans, options, restricted shares and restricted stock units granted were 411,406 in 2015, 22,909 in 2014 and 357,494 in 2013. The Company issued common shares from treasury upon all exercises of stock options and the granting of restricted stock awards in 2015, 2014 and 2013.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2015, 2014 and 2013 was $7,932, $8,416 and $9,734, respectively, with a related tax benefit of $3,037, $3,222 and $3,727, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $15,371, which is expected to be recognized over a weighted average period of approximately 2.9 years.
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2015 was $30,121 and $30,121, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $6,879, $14,647 and $26,288 respectively.
Product Liability Costs
Product liability costs incurred are volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs which are recognized in the periods incurred.
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

Critical Accounting Policies and Estimates
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2015. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.
Legal and Tax Contingencies
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims, regulatory claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure would be provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves.
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
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $6,023, $22,351 and $7,759 in 2015, 2014 and 2013, respectively.

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
In January 2014, the Venezuela government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD rate") as opposed to the official rate. Further, in January 2014, the Venezuelan government enacted the "Fair Prices Law" limiting prices and establishing a maximum profit margin on goods and services. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuated daily and was significantly higher than both the official rate and the SICAD rate.
As of March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD rate as future remittances for dividend payments could be transacted at the SICAD rate. As of March 31, 2014, the SICAD rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014 related to the adoption of the SICAD rate.
In February 2015, the Venezuelan government eliminated the SICAD II rate and announced a new exchange market called the Marginal Currency System ("SIMADI"), which allows for trading based on supply and demand. At September 30, 2015, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SIMADI rate as it most appropriately approximates the rates used to transact business in its Venezuelan operations. At September 30, 2015, the SIMADI rate was 199.4 bolivars to the U.S. dollar, resulting in a remeasurement charge on the bolivar-denominated monetary net liability position of $4,334. This foreign exchange loss was recorded in Selling, general & administrative expenses during the three months ended September 30, 2015. Additionally, the Company recorded lower of cost or net realizable value inventory adjustments of $22,880 within Cost of goods sold, related to the adoption of the SIMADI rate. As of December 31, 2015, the SIMADI rate was 198.7 bolivars to the U.S dollar. If the Company were to convert bolivars at a rate other than the SIMADI rate, the Company may realize additional losses or gains to earnings.
At December 31, 2015, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the SIMADI rate include $1,550 for dividend payments, of which $510 have been outstanding for more than a year, and $7,871 to be paid at the official rate, all of which have been outstanding for more than a year.
In 2015, the Company’s Venezuela operations contributed $84,662 to Net sales for the Company. Net income included a loss of $24,005, or $0.32 per diluted share from Venezuela. Adjusted net income for 2015 included $3,209, or $0.05 per diluted share, from Venezuela. In 2014, the Company’s Venezuela operations contributed $71,793 to Net sales for the Company. Net income included a loss of $8,238, or $0.10 per diluted share, from Venezuela. Adjusted net income for 2014 included $13,279, or $0.17 per diluted share, from Venezuela. Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $32 at December 31, 2015, which includes $642 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, which includes $2,124 of cash and cash equivalents.
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

In the future, the Company may need to deconsolidate its Venezuelan operations as a result of an inability to exchange bolivar-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. The Company monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan operation’s capital structure, purchasing, product pricing and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of December 31, 2015, the Company continues to consolidate its Venezuelan subsidiary. As of December 31, 2015, the Company's total investment in Venezuela was approximately $35,000, which includes intercompany payables.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings that are not expected to be permanently reinvested were not significant. At December 31, 2015, the Company had approximately $92,537 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2015, a valuation allowance of $51,294 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
Pensions
The Company maintains a number of defined benefit ("Pension") and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans.
A substantial portion of the Company's pension amounts relate to its defined benefit plan in the United States. The fair value of plan assets is determined at December 31 of each year.
A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 6.3% and 7.3% at December 31, 2015 and 2014, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and amortized over the average remaining service period of active employees expected to receive benefits under the plan. The amortization of the net deferral of past losses will increase future pension expense. During 2015, investment returns were 0.9% compared with a return of 11.5% in 2014. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $2,000.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 4.5% at December 31, 2015 and 4.1% at December 31, 2014. A 10 basis point change in the discount rate would increase or decrease pension expense by approximately $1,500.
Pension expense relating to the Company's defined benefit plans was $162,815, $12,395 and $29,908 in 2015, 2014 and 2013, respectively. Pension expense in 2015 includes $142,738 in settlement charges. The Company expects 2016 defined benefit pension expense, excluding the effect of settlements, to decrease by a range of approximately $1,000 to $3,000.
The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $154,756 as of December 31, 2015 and $314,411 as of December 31, 2014. The decrease is primarily the result of pension settlement charges recorded in 2015 related to the purchase of a group annuity contract. Refer to Note 11 to the Consolidated Financial Statements for additional information.

The Company made voluntary contributions to its U.S. defined benefit plans of $47,124, $21,175 and $75,216 in 2015, 2014 and 2013, respectively. The Company expects to voluntarily contribute $20,000 to the U.S. plans in 2016. Based on current pension funding rules, the Company does not anticipate that contributions to the plans would be required in 2016.
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. For most domestic inventories, cost is determined principally by the last-in, first-out ("LIFO") method, and for non-U.S. inventories, cost is determined by the first-in, first-out ("FIFO") method. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $59,765 at December 31, 2015 and $71,311 at December 31, 2014.
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
Due to the presence of impairment indicators during the third quarter of 2015, the Company performed an impairment test of certain long-lived assets of a business unit. The Company determined that for certain long-lived assets the carrying value of the assets exceeded the fair value, resulting in a $3,417 non-cash impairment charge.  This result was considered a possible indication of goodwill impairment, therefore, the Company performed an interim goodwill impairment test, using a combination of income and market valuation approaches, resulting in a $6,315 non-cash impairment charge to the carrying value of goodwill.
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
Fair values are determined using established business valuation techniques and models developed by the Company that incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.
The fair value of goodwill for all of the Company's reporting units exceeded its carrying value by at least 20% as of the testing date during the fourth quarter of 2015. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.

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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2015, a 10% change in commodity prices, and a 100 basis point increase in effective interest rates. The contractual derivative, borrowing and investment arrangements in effect at December 31, 2015 were compared to the hypothetical foreign exchange, commodity price, or interest rates in the sensitivity analysis to determine the effect on income before taxes, interest expense, or accumulated other comprehensive loss. The analysis takes into consideration any offset that would result from changes in the value of the hedged asset or liability.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. At December 31, 2015, the Company hedged certain third-party and inter-company purchases and sales. At December 31, 2015, the Company had foreign exchange contracts with a notional value of approximately $30,388. At December 31, 2015, a hypothetical 10% weakening of the U.S. dollar would not materially affect the Company's financial statements.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. A hypothetical 10% adverse change in commodity prices on the Company's open commodity futures at December 31, 2015 would not materially affect the Company's financial statements.
Interest Rate Risk
The Company's debt portfolio contains variable rate debt, inherently exposing the Company to interest rate risk. A hypothetical 1.0% increase in interest rates would not materially affect the Company's financial statements. The Company uses interest rate derivatives to manage interest rate risk. The Company had no interest rate derivatives outstanding during 2015 or 2014.
The Company's return on cash and cash equivalents are also subject to interest rate risk. As of December 31, 2015, the Company had $304,183 in cash and cash equivalents. A hypothetical change of 1.0% in interest rates would not materially affect the Company's financial statements. The fair value of the Company's Cash and cash equivalents at December 31, 2015 approximated carrying value. The Company's financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2016 proxy statement pursuant to Regulation 14A of the Exchange Act prior to April 29, 2016.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2016 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2016 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2016 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 9 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2016 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2016 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets – December 31, 2015 and 2014
Consolidated Statements of Income – Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity – Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

10.4*
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

10.6*	2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2016) (filed herewith).

Exhibit No.	Description
10.7*
Form of Severance Agreement (as entered into by the Company and its executive officers) (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended June 30, 2009, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.8*
2006 Equity and Performance Incentive Plan (Restated as of March 3, 2011) (filed as Annex A to the Lincoln Electric Holdings, Inc. proxy statement filed on March 18, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.12*
Amendment No. 3 to the 2006 Stock Plan for Non-Employee Directors dated December 15, 2014 (filed as Exhibit 10.20 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2014, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).

10.13*
2015 Equity and Incentive Compensation Plan (filed as Appendix B to the Lincoln Electric Holdings, Inc. definitive proxy statement filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.14*
2015 Stock Plan for Non-Employee Directors (filed as Appendix C to the Lincoln Electric Holdings, Inc. definitive proxy statement filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.15*
Form of Stock Option Agreement for Executive Officers (for awards made before December 2010) (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.16*
Form of Stock Option Agreement for Executive Officers (for awards made on or after December 1, 2010) (filed as Exhibit 10.37 to Form 10-K of the Lincoln Electric Holdings, Inc. for the year ended December 31, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.17*
Form of Restricted Stock Unit Agreement for Executive Officers (for awards made prior to December 2013) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on August 4, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part thereof).

10.18*
Form of Amendment to Restricted Stock Unit Agreement for Executive Officers (for awards made prior to December 2013) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on December 20, 2013, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.19*
Form of Restricted Stock Unit Agreement for Executive Officers (for awards made on or after December 2013 - October 2015) (filed as Exhibit 10.33 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2013, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.20*
Form of Restricted Share Agreement for Non-Employee Directors (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on July 29, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.21*	Form of Restricted Stock Unit Agreement for Executive Officers (for awards made on or after October 2015) (filed herewith)
10.22*	Form of Performance Share Award Agreement for Executive Officers (filed herewith)
10.23*
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

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.

Exhibit No.	Description
31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
By:	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman Senior Vice President, Corporate Controller (principal accounting officer) February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER L. MAPES	/s/ VINCENT K. PETRELLA
Christopher L. Mapes, Chairman, President and Chief Executive Officer (principal executive officer) February 24, 2016	Vincent K. Petrella, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) February 24, 2016

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman, Senior Vice President, Corporate Controller (principal accounting officer) February 24, 2016	Geoffrey P. Allman as Attorney-in-Fact for Curtis E. Espeland, Director February 24, 2016

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for David H. Gunning, Director February 24, 2016	Geoffrey P. Allman as Attorney-in-Fact for Stephen G. Hanks, Director February 24, 2016

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Michael F. Hilton, Director February 24, 2016	Geoffrey P. Allman as Attorney-in-Fact for G. Russell Lincoln, Director February 24, 2016

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 24, 2016	Geoffrey P. Allman as Attorney-in-Fact for William E. MacDonald, III, Director February 24, 2016

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Phillip J. Mason, Director February 24, 2016	Geoffrey P. Allman as Attorney-in-Fact for Hellene S. Runtagh, Director February 24, 2016

/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for George H. Walls, Jr., Director February 24, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2016

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$304,183	$278,379
Accounts receivable (less allowance for doubtful accounts of $7,299 in 2015; $7,858 in 2014)	264,715	337,664
Inventories
Raw materials	87,919	112,408
Work-in-process	39,555	41,156
Finished goods	148,456	187,493
Total inventory	275,930	341,057
Deferred income taxes	—	9,164
Other current assets	91,167	129,938
Total Current Assets	935,995	1,096,202
Property, Plant and Equipment
Land	45,775	46,553
Buildings	362,325	371,400
Machinery and equipment	696,849	711,737
Property, plant and equipment	1,104,949	1,129,690
Less accumulated depreciation	693,626	690,944
Property, Plant and Equipment, Net	411,323	438,746
Other Assets
Prepaid pensions	38,201	1,240
Equity investments in affiliates	27,241	27,481
Intangibles, net	120,719	132,689
Goodwill	187,504	180,127
Long-term investments	32,093	31,119
Deferred income taxes	8,683	2,940
Other non-current assets	22,412	28,671
Total Other Assets	436,853	404,267
TOTAL ASSETS	$1,784,171	$1,939,215
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2015	2014
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks	$2,822	$61,155
Trade accounts payable	152,620	209,745
Accrued employee compensation and benefits	65,571	66,653
Accrued expenses	33,522	30,126
Accrued taxes, including income taxes	16,599	18,947
Accrued pensions	5,026	2,971
Dividends payable	22,622	22,329
Accrued bonuses	29,011	29,973
Customer advances	16,112	26,517
Other current liabilities	24,761	16,968
Current portion of long-term debt	1,456	7,011
Total Current Liabilities	370,122	492,395
Long-Term Liabilities
Long-term debt, less current portion	350,347	2,488
Accrued pensions	15,243	32,803
Deferred income taxes	46,662	40,761
Accrued taxes	19,674	25,571
Other long-term liabilities	49,675	59,416
Total Long-Term Liabilities	481,601	161,039
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2015 and 2014; outstanding – 70,693,389 shares in 2015 and 76,997,161 shares in 2014	9,858	9,858
Additional paid-in capital	272,908	258,816
Retained earnings	2,125,838	2,086,174
Accumulated other comprehensive loss	(296,267)	(288,622)
Treasury shares, at cost – 27,888,045 shares in 2015 and 21,584,273 shares in 2014	(1,180,750)	(783,677)
Total Shareholders' Equity	931,587	1,282,549
Non-controlling interests	861	3,232
Total Equity	932,448	1,285,781
TOTAL LIABILITIES AND EQUITY	$1,784,171	$1,939,215
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$2,535,791	$2,813,324	$2,852,671
Cost of goods sold	1,694,647	1,864,027	1,910,017
Gross profit	841,144	949,297	942,654
Selling, general & administrative expenses	496,748	545,497	527,206
Rationalization and asset impairment charges	19,958	30,053	8,463
Pension settlement charges	142,738	—	—
Operating income	181,700	373,747	406,985
Other income (expense):
Interest income	2,714	3,093	3,320
Equity earnings in affiliates	3,015	5,412	4,806
Other income	4,182	3,995	4,194
Interest expense	(21,824)	(10,434)	(2,864)
Total other income (expense)	(11,913)	2,066	9,456
Income before income taxes	169,787	375,813	416,441
Income taxes	42,375	121,933	124,754
Net income including non-controlling interests	127,412	253,880	291,687
Non-controlling interests in subsidiaries' loss	(66)	(806)	(2,093)
Net income	$127,478	$254,686	$293,780

Basic earnings per share	$1.72	$3.22	$3.58
Diluted earnings per share	$1.70	$3.18	$3.54

Cash dividends declared per share	$1.19	$0.98	$0.83
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income including non-controlling interests	$127,412	$253,880	$291,687
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $336 in 2015; $(121) in 2014; $(141) in 2013	557	(378)	289
Defined pension plan activity, net of tax of $61,538 in 2015; $(20,951) in 2014; $60,556 in 2013	98,117	(37,200)	101,151
Currency translation adjustment	(106,935)	(98,365)	(19,955)
Transactions with non-controlling interests	(7)	(4)	155
Other comprehensive income (loss)	(8,268)	(135,947)	81,640
Comprehensive income	119,144	117,933	373,327
Comprehensive loss attributable to non-controlling interests	(689)	(72)	(3,912)
Comprehensive income attributable to shareholders	$119,833	$118,005	$377,239
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2012	82,945	$9,858	$205,124	$1,682,668	$(235,400)	$(319,877)	$15,948	$1,358,321
Net income				293,780			(2,093)	291,687
Unrecognized amounts from defined benefit pension plans, net of tax					101,151			101,151
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					289			289
Currency translation adjustment					(18,136)		(1,819)	(19,955)
Cash dividends declared – $0.83 per share				(67,986)				(67,986)
Issuance of shares under benefit plans	787		33,693			7,460		41,153
Purchase of shares for treasury	(2,722)					(167,879)		(167,879)
Transactions with non-controlling interests			1,702		155		(7,950)	(6,093)
Balance at December 31, 2013	81,010	9,858	240,519	1,908,462	(151,941)	(480,296)	4,086	1,530,688
Net income				254,686			(806)	253,880
Unrecognized amounts from defined benefit pension plans, net of tax					(37,200)			(37,200)
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(378)			(378)
Currency translation adjustment					(99,099)		734	(98,365)
Cash dividends declared – $0.98 per share				(76,974)				(76,974)
Issuance of shares under benefit plans	385		19,781			3,797		23,578
Purchase of shares for treasury	(4,398)					(307,178)		(307,178)
Transactions with non-controlling interests			(1,484)		(4)		(782)	(2,270)
Balance at December 31, 2014	76,997	9,858	258,816	2,086,174	(288,622)	(783,677)	3,232	1,285,781
Net income				127,478			(66)	127,412
Unrecognized amounts from defined benefit pension plans, net of tax					98,117			98,117
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					557			557
Currency translation adjustment					(106,312)		(623)	(106,935)
Cash dividends declared – $1.19 per share				(87,814)				(87,814)
Issuance of shares under benefit plans	274		14,092			2,421		16,513
Purchase of shares for treasury	(6,578)					(399,494)		(399,494)
Transactions with non-controlling interests					(7)		(1,682)	(1,689)
Balance at December 31, 2015	70,693	$9,858	$272,908	$2,125,838	$(296,267)	$(1,180,750)	$861	$932,448
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,478	$254,686	$293,780
Non-controlling interests in subsidiaries' loss	(66)	(806)	(2,093)
Net income including non-controlling interests	127,412	253,880	291,687
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	6,269	29,574	5,092
Depreciation and amortization	64,007	69,607	68,883
Equity earnings in affiliates, net	(530)	(1,848)	(1,660)
Deferred income taxes	(55,728)	17,887	17,817
Stock-based compensation	7,932	8,416	9,734
Pension expense and settlement charges	162,815	12,395	29,774
Pension contributions and payments	(53,547)	(36,072)	(87,356)
Other, net	958	18,095	1,910
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	56,741	5,876	(5,437)
Decrease (increase) in inventories	56,067	(5,718)	13,310
(Increase) decrease in other current assets	(19,972)	32,081	2,811
(Decrease) increase in accounts payable	(46,911)	2,135	794
Decrease in other current liabilities	(463)	(3,736)	(7,785)
Net change in other long-term assets and liabilities	5,808	(870)	(680)
NET CASH PROVIDED BY OPERATING ACTIVITIES	310,858	401,702	338,894
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(50,507)	(72,990)	(76,015)
Acquisition of businesses, net of cash acquired	(37,076)	(24,230)	(53,161)
Proceeds from sale of property, plant and equipment	2,310	17,457	1,393
Other investing activities	(79)	778	(1,717)
NET CASH USED BY INVESTING ACTIVITIES	(85,352)	(78,985)	(129,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	12,505	11,124	1,230
Payments on short-term borrowings	(9,268)	(12,226)	(2,164)
Amounts due banks, net	(37,466)	48,978	(517)
Proceeds from long-term borrowings	357,780	8,754	61
Payments on long-term borrowings	(6,945)	(3,299)	(450)
Proceeds from exercise of stock options	5,996	9,116	20,297
Excess tax benefit from stock-based compensation	1,974	5,967	10,602
Purchase of shares for treasury	(399,494)	(307,178)	(167,879)
Cash dividends paid to shareholders	(86,968)	(73,261)	(49,277)
Other financing activities	(8,022)	(2,330)	(6,087)
NET CASH USED BY FINANCING ACTIVITIES	(169,908)	(314,355)	(194,184)
Effect of exchange rate changes on cash and cash equivalents	(29,794)	(29,808)	(1,849)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,804	(21,446)	13,361
Cash and cash equivalents at beginning of year	278,379	299,825	286,464
CASH AND CASH EQUIVALENTS AT END OF YEAR	$304,183	$278,379	$299,825
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
General Information
The Company is a manufacturer of welding, cutting and brazing products. Welding products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems, regulators and torches used in oxy-fuel welding, cutting and brazing and consumables used in the brazing and soldering alloys market.
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
Foreign currency transaction losses are included in Selling, general & administrative expenses and were $6,023, $22,351 and $7,759 in 2015, 2014 and 2013, respectively.
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
In January 2014, the Venezuela government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD rate") as opposed to the official rate. Further, in January 2014, the Venezuelan government enacted the "Fair Prices Law" limiting prices and establishing a maximum profit margin on goods and services. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuated daily and was significantly higher than both the official rate and the SICAD rate.
As of March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD rate as future remittances for dividend payments could be transacted at the SICAD rate. As of March 31, 2014, the SICAD rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014 related to the adoption of the SICAD rate.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In February 2015, the Venezuelan government eliminated the SICAD II rate and announced a new exchange market called the Marginal Currency System (“SIMADI”), which allows for trading based on supply and demand. At September 30, 2015, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SIMADI rate as it most appropriately approximates the rates used to transact business in its Venezuelan operations. At September 30, 2015, the SIMADI rate was 199.4 bolivars to the U.S. dollar, resulting in a remeasurement charge on the bolivar-denominated monetary net liability position of $4,334. This foreign exchange loss was recorded in Selling, general & administrative expenses during the three months ended September 30, 2015. Additionally, the Company recorded a lower of cost or net realizable value inventory adjustments of $22,880 within Cost of goods sold, related to the adoption of the SIMADI rate. As of December 31, 2015, the SIMADI rate was 198.7 bolivars to the U.S dollar. If the Company were to convert bolivars at a rate other than the SIMADI rate, the Company may realize additional losses or gains to earnings.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net asset position was $32 at December 31, 2015, including $642 of cash and cash equivalents and the bolivar-denominated monetary net liability position was $1,264 at December 31, 2014, including $2,124 of cash and cash equivalents.
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
Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Historically, the Company's reserves have approximated actual experience.
Equity Investments
Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $19,072 at December 31, 2015 and $18,542 at December 31, 2014.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation and amortization are computed using a straight-line method over useful lives ranging from three to 20 years for machinery, tools and equipment, and up to 40 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur.
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
Fair values are determined using established business valuation techniques and models developed by the Company that incorporate allocations of certain assets and cash flows among reporting units, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Revenue Recognition
Substantially all of the Company's revenues are recognized when the risks and rewards of ownership and title to the product have transferred to the customer, which generally occurs at point of shipment. The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of Sales to arrive at Net sales at the same time the related revenue is recorded.
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
Financial Instruments
The Company uses derivative instruments to manage exposures to interest rates, commodity prices and currency exchange rate fluctuations on certain purchase and sales transactions, balance sheet and net investment exposures. Derivative contracts to hedge currency and commodity exposures are generally written on a short-term basis but may cover exposures for up to two years while interest rate contracts may cover longer periods consistent with the terms of the underlying debt. The Company does not enter into derivatives for trading or speculative purposes.
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
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the fair value unrealized gain or loss on cash flow hedges are reported as a component of Accumulated other comprehensive income ("AOCI") with offsetting amounts recorded as Other current assets, Other non-current assets, Other current liabilities or Other long-term liabilities depending on the position and the duration of the contract. At settlement, the realized gain or loss is recorded in Cost of goods sold or Sales for hedges of purchases and sales, respectively, in the same period or periods during which the hedged transaction affects earnings. The ineffective portion on cash flow hedges is recognized in current earnings.
Net investment hedges
For derivative instruments that qualify as a net investment hedge (i.e., hedging the foreign currency exposure of a net investment in a foreign operation), the effective portion of the fair value gains or losses are recognized in AOCI with offsetting amounts recorded as Other current assets, Other non-current assets, Other current liabilities or Other long-term liabilities depending on the position and the duration of the contract. The gains or losses are subsequently reclassified to Selling, general, and administrative expenses, as the underlying hedged investment is liquidated.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Derivatives not designated as hedging instruments
The Company has certain derivative instruments which are not designated as hedging instruments including foreign exchange forward contracts and commodity price contracts. Foreign exchange forward contracts are held as economic hedges of certain balance sheet exposures and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability). The gains or losses on these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged. Short-term commodity price contracts are not designated as hedges. Realized and unrealized gains and losses on these contracts are recognized in Costs of goods sold.
Research and Development
Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $47,182, $43,256 and $42,126 in 2015, 2014 and 2013, respectively.
Bonus
Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs. Bonus costs were $98,651 in 2015, $128,478 in 2014 and $123,571 in 2013.
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
New Accounting Pronouncements
New Accounting Pronouncements Adopted:
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires deferred tax liabilities and assets to be classified as non-current in a classified statement of financial position. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 was early adopted by the Company effective October 1, 2015 to improve Company disclosures and was applied prospectively. As such, prior periods have not been retrospectively adjusted.
In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 applies to all inventory that is measured using the first-in, first-out and average cost valuation methods. ASU 2015-11 requires entities to measure inventory at lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The amendments should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-11 was early adopted by the Company effective July 1, 2015 and did not have a significant impact on the Company's financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new amendment. The new guidance will be applied on a retrospective basis to each prior reporting period presented. Upon transition, the Company is required to comply with applicable disclosures for a change in accounting principle. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. ASU 2015-03 was early adopted by the Company effective October 1, 2015 resulting in debt issuance costs being presented as a direct deduction to the Company's Long-term debt, less current portion in the Consolidated Balance Sheet as of December 31, 2015. Refer to Note 8 - Debt for additional details. The Company has applied the provisions of ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)" and presents costs associated with its line of credit agreements as an asset in the Consolidated Balance Sheet.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$127,478	$254,686	$293,780
Denominator:
Basic weighted average shares outstanding	74,111	79,185	81,978
Effect of dilutive securities - Stock options and awards	743	911	1,064
Diluted weighted average shares outstanding	74,854	80,096	83,042
Basic earnings per share	$1.72	$3.22	$3.58
Diluted earnings per share	$1.70	$3.18	$3.54
For the years ended December 31, 2015, 2014 and 2013, common shares subject to equity-based awards of 522,471, 260,090 and 45,850, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
Also in August 2015, the Company acquired Rimrock Holdings Corporation ("Rimrock"). Rimrock is a manufacturer of industrial automation products and robotic systems with two divisions, Wolf Robotics LLC, based in Fort Collins, Colorado, and Rimrock Corporation, based in Columbus, Ohio. Wolf Robotics integrates robotic welding and cutting systems predominantly for heavy fabrication and transportation OEMs and suppliers. The acquisition advances the Company's leadership position in automated welding and cutting solutions. Rimrock Corporation designs and manufactures automated spray systems and turnkey robotic systems for the die casting, foundry and forging markets. The Company is currently reviewing strategic options for Rimrock Corporation.
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
During November 2013, the Company completed the acquisition of Robolution GmbH ("Robolution").  Robolution, based outside of Frankfurt, Germany, is a leading European provider of robotic arc welding systems. The acquisition added to the Company's growing automation business and enables the Company to better support automation customers across three continents.
Also in November 2013, the Company acquired an ownership interest in Burlington Automation Corporation ("Burlington"). Burlington, based in Hamilton, Ontario, Canada, is a leader in the design and manufacture of 3D robotic plasma cutting systems whose products are sold under the brand name Python X®. The acquisition broadens the Company's portfolio of automated cutting and welding process solutions.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2015 and 2014 were as follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Consolidated
Balance as of December 31, 2013	$130,439	$24,430	$5,359	$562	$13,925	$174,715
Additions and adjustments	18,014	—	—	—	(381)	17,633
Foreign currency translation	(3,859)	(7,700)	(97)	(106)	(459)	(12,221)
Balance as of December 31, 2014	144,594	16,730	5,262	456	13,085	180,127
Additions and adjustments	19,700	—	3,846	—	(301)	23,245
Impairment charges	(6,315)	—	—	—	—	(6,315)
Foreign currency translation	(5,986)	(2,384)	(109)	(114)	(960)	(9,553)
Balance as of December 31, 2015	$151,993	$14,346	$8,999	$342	$11,824	$187,504
Additions to goodwill primarily reflect goodwill recognized in the acquisitions of Rimrock and SWP in 2015 and Easom in 2014 (see Note 3). During the third quarter of 2015, the Company determined that for certain long-lived assets of a business unit, the carrying value of the assets exceeded the fair value resulting in impairment (see Note 6).  This result was considered a possible indication of goodwill impairment, therefore, the Company performed an interim goodwill impairment test, using a combination of income and market valuation approaches resulting in a $6,315 non-cash impairment charge to the carrying value of goodwill. The reductions to goodwill include the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial reporting purposes.
Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$15,919		$16,273
Intangible assets subject to amortization
Trademarks and trade names	$36,754	$18,243	$34,064	$14,253
Customer relationships	77,590	33,932	77,671	26,935
Patents	24,208	6,884	24,195	6,509
Other	54,586	29,279	54,992	26,809
Total intangible assets subject to amortization	$193,138	$88,338	$190,922	$74,506
Increases in gross intangible assets primarily reflect the acquisitions of Rimrock and SWP in 2015. During the third quarter of 2015, the Company recognized non-cash impairment charges of $3,417 related to trademarks and trade names, customer relationships and other definite lived intangible assets (see Note 6). All impairment charges have been recorded within Rationalization and asset impairment charges.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

During 2015, the Company acquired intangible assets, either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average lives as follows:

	Year Ended December 31, 2015
	Purchase Price Allocation	Weighted Average Life
Acquired intangible assets not subject to amortization
Trademarks and trade names	$615
Acquired intangible assets subject to amortization
Trademarks and trade names	2,155	10
Customer relationships	4,479	10
Patents	2,377	20
Other	2,694	11
Total acquired intangible assets subject to amortization	$11,705
Aggregate amortization expense was $13,296, $13,869 and $13,342 for 2015, 2014 and 2013, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $13,950 in 2016, $12,790 in 2017, $11,928 in 2018, $10,788 in 2019 and $10,360 in 2020.

NOTE 5 – SEGMENT INFORMATION
The Company's primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. The Company also has a leading global position in the brazing and soldering alloys market. As of December 31, 2015, the Company's business units were aligned into five operating segments. The operating segments consists of North America Welding, Europe Welding, Asia Pacific Welding, South America Welding and The Harris Products Group. The North America Welding segment primarily includes welding operations in the United States, Canada and Mexico. The Europe Welding segment includes welding operations in Europe, Russia, Africa and the Middle East. The Asia Pacific Welding segment primarily includes welding operations in China and Australia. The South America Welding segment primarily includes welding operations in Brazil, Colombia and Venezuela. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States.
During the first quarter of 2016, the Company realigned its organizational and leadership structure. The new structure will allow for further integration of operational and product development processes across regions and support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the three months ended March 31, 2016, the Company will report three operating segments as follows: Americas Welding, International Welding, and The Harris Products Group.
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being earnings before interest and income taxes ("EBIT"), as adjusted. EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2015, 2014 and 2013, approximately 40%, 40% and 38%, respectively, of total inventories were valued using the LIFO method. LIFO is used for certain domestic inventories included in North America Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the Year Ended December 31, 2015
Net sales	$1,610,357	$336,824	$186,615	$138,014	$263,981	$—	$2,535,791
Inter-segment sales	100,770	15,922	10,510	174	9,312	(136,688)	$—
Total	$1,711,127	$352,746	$197,125	$138,188	$273,293	$(136,688)	$2,535,791
EBIT, as adjusted	$306,746	$31,317	$7,392	$5,569	$27,882	$(99)	$378,807
Special items charge (gain)	155,757	1,507	5,432	27,214	—	—	$189,910
EBIT	$150,989	$29,810	$1,960	$(21,645)	$27,882	$(99)	$188,897
Interest income							2,714
Interest expense							(21,824)
Income before income taxes							$169,787

Total assets	$1,101,056	$298,825	$239,382	$82,575	$143,905	$(81,572)	$1,784,171
Equity investments in affiliates	—	23,450	—	3,791	—	—	$27,241
Capital expenditures	31,578	6,508	5,480	4,214	2,727	—	$50,507
Depreciation and amortization	44,344	8,296	7,026	1,765	2,596	(20)	$64,007
For the Year Ended December 31, 2014
Net sales	$1,700,924	$425,775	$243,800	$148,595	$294,230	$—	$2,813,324
Inter-segment sales	124,732	19,586	14,820	144	8,210	(167,492)	$—
Total	$1,825,656	$445,361	$258,620	$148,739	$302,440	$(167,492)	$2,813,324
EBIT, as adjusted	$335,465	$48,822	$1,321	$15,953	$28,563	$4,216	$434,340
Special items charge (gain)	(68)	904	28,635	21,715	—	—	$51,186
EBIT	$335,533	$47,918	$(27,314)	$(5,762)	$28,563	$4,216	$383,154
Interest income							3,093
Interest expense							(10,434)
Income before income taxes							$375,813

Total assets	$1,111,065	$359,337	$284,573	$138,114	$147,990	$(101,864)	$1,939,215
Equity investments in affiliates	—	23,902	—	3,579	—	—	$27,481
Capital expenditures	51,691	5,619	3,959	10,896	825	—	$72,990
Depreciation and amortization	43,659	10,823	9,799	2,085	3,512	(271)	$69,607
For the Year Ended December 31, 2013
Net sales	$1,652,769	$429,548	$266,282	$195,895	$308,177	$—	$2,852,671
Inter-segment sales	127,254	19,911	14,906	233	9,605	(171,909)	$—
Total	$1,780,023	$449,459	$281,188	$196,128	$317,782	$(171,909)	$2,852,671
EBIT, as adjusted	$318,507	$36,247	$1,815	$57,306	$27,826	$(4,350)	$437,351
Special items charge (gain)	1,052	2,045	6,071	12,198	—	—	$21,366
EBIT	$317,455	$34,202	$(4,256)	$45,108	$27,826	$(4,350)	$415,985
Interest income							3,320
Interest expense							(2,864)
Income before income taxes							$416,441

Total assets	$1,048,412	$403,094	$325,656	$169,027	$162,496	$43,182	$2,151,867
Equity investments in affiliates	—	23,315	—	3,303	—	—	$26,618
Capital expenditures	41,181	10,305	2,073	20,840	3,931	(2,315)	$76,015
Depreciation and amortization	39,086	10,933	13,559	1,893	3,636	(224)	$68,883

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In 2015, special items in North America Welding, Europe Welding and Asia Pacific Welding include rationalization charges primarily related to employee severance and other related costs. North America Welding special items also include charges of $3,417 related to the impairment of long-lived assets and $6,315 related to the impairment to the carrying value of goodwill. Special items in 2015 also include pension settlement charges of $142,738, primarily related to the purchase of a group annuity contract. South America Welding special items reflect Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.
In 2014, special items include net rationalization charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding special items also include net charges of $32,742 related to the impairment of long-lived assets partially offset by gains of $3,293 related to the sale of assets. South America Welding special items also include Venezuelan foreign exchange remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism.
In 2013, special items in North America Welding, Europe Welding and Asia Pacific Welding reflect rationalization charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Asia Pacific Welding special items also include charges of $4,444 related to the impairment of long-lived assets and a charge of $705 related to a loss on the sale of land. South America Welding special items represent a charge related to the devaluation of the Venezuelan foreign currency.
Export sales (excluding inter-company sales) from the United States were $175,049 in 2015, $210,325 in 2014 and $260,195 in 2013. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2015.
The geographic split of the Company's Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales:
United States	$1,387,882	$1,417,750	$1,350,309
China	137,101	190,035	219,490
Other foreign countries	1,010,808	1,205,539	1,282,872
Total	$2,535,791	$2,813,324	$2,852,671

	December 31,
	2015	2014	2013
Property, plant and equipment, net:
United States	$173,974	$171,746	$162,357
China	53,673	57,783	83,416
Other foreign countries	184,045	209,640	238,685
Eliminations	(369)	(423)	(453)
Total	$411,323	$438,746	$484,005

NOTE 6 – RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization net charges of $19,958, $30,053 and $8,463 for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 net charges include $13,719 primarily related to employee severance and other related costs and $6,239 in asset impairment charges.  A description of each restructuring plan and the related costs follows:
North America Welding Plans:
During 2015, the Company initiated a rationalization plan within North America Welding that includes a voluntary separation incentive program covering certain U.S.-based employees. The Company recorded rationalization charges of $3,298 for the year ended December 31, 2015 related to the program, which represent employee severance and other related costs. The Company does not expect further costs associated with these actions to be material as they were substantially completed and paid during 2015.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Due to the presence of impairment indicators during 2015, the Company performed an impairment test of certain long-lived assets of a business unit. The Company determined that for certain long-lived assets the carrying value of the assets exceeded the fair value, resulting in a $3,417 non-cash impairment charge.  This result was considered a possible indication of goodwill impairment, therefore, the Company performed an interim goodwill impairment test, using a combination of income and market valuation approaches, resulting in a $6,315 non-cash impairment charge to the carrying value of goodwill.
Europe Welding Plans:
During 2015, the Company initiated a rationalization plan within Europe Welding. The plan includes headcount restructuring to better align the cost structures with economic conditions and operating needs. During the year ended December 31, 2015, the Company recorded charges relating to the Europe Welding plans of $1,507, which represent employee severance and other related costs. The Company does not expect further costs associated with these actions to be material as they were substantially completed and paid during 2015.
Asia Pacific Welding Plans:
During 2014, the Company identified net assets within the segment for planned divestiture which were classified as held for sale. During 2015, the Company initiated a rationalization plan to restructure headcount and better align the cost structures with economic conditions and operating needs. As part of this plan, the net assets held for sale were reclassified as held for use as the sale was no longer deemed probable. During the year ended December 31, 2015, the Company recorded net charges relating to these actions of $5,421, which primarily represent employee severance and other related costs partially offset by costs and adjustments to reclassify a potential divestiture that was previously held-for-sale. The Company does not expect additional charges related to the completion of these actions to be material. At December 31, 2015, liabilities relating to the Asia Pacific Welding plan of $7,440 were recognized in Other current liabilities.
The following tables summarize the activity related to the rationalization liabilities by segment for the year ended December 31, 2015:

	North America Welding	Europe Welding	Asia Pacific Welding	South America Welding	Consolidated
Balance at December 31, 2013	$466	$2,435	$375	$—	$3,276
Payments and other adjustments	(398)	(3,041)	(191)	(582)	(4,212)
Charged (credited) to expense	(68)	911	(184)	582	1,241
Balance at December 31, 2014	$—	$305	$—	$—	$305
Payments and other adjustments	(3,231)	(1,654)	(1,474)	—	(6,359)
Charged (credited) to expense	3,298	1,507	8,914	—	13,719
Balance at December 31, 2015	$67	$158	$7,440	$—	$7,665
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the years ended December 31, 2015 and 2014:

	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2013	$369		$(160,693)		$8,383		$(151,941)
Other comprehensive income (loss) before reclassification	(720)		(48,803)	[2]	(99,103)	[3]	(148,626)
Amounts reclassified from AOCI	342	[1]	11,603	[2]	—		11,945
Net current-period other comprehensive income (loss)	(378)		(37,200)		(99,103)		(136,681)
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	979		(1,632)	[2]	(106,319)	[3]	(106,972)
Amounts reclassified from AOCI	(422)	[1]	99,749	[2]	—		99,327
Net current-period other comprehensive income (loss)	557		98,117		(106,319)		(7,645)
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)

_______________________________________________________________________________

1
During 2015, this AOCI reclassification is a component of Net sales of $(1,191) (net of tax of $(547)) and Cost of goods sold of $771 (net of tax of $549); during 2014, the reclassification is a component of Net sales of $(80) (net of tax of $(65)), Cost of goods sold of $422 (net of tax of $205). (See Note 13 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $61,538 and $(20,951) during the years ended December 31, 2015 and 2014, respectively). (See Note 11 - Retirement and Postretirement Benefit Plans for additional details.)

3
The Other comprehensive income before reclassifications excludes $(623) and $734 attributable to Non-controlling interests in the years ended December 31, 2015 and 2014, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. (See Consolidated Statements of Equity for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – DEBT
At December 31, 2015 and 2014, debt consisted of the following:

	December 31,
	2015	2014
Long-term debt
Senior Unsecured Notes due through 2045, interest at 3.2% to 4.0% (net of debt issuance costs of $853 at December 31, 2015)	$349,147	$—
Capital leases due through 2019, interest at 0.3% to 8.0%	111	198
Other borrowings due through 2023, interest up to 18.0%	2,545	9,301
	351,803	9,499
Less current portion	1,456	7,011
Long-term debt, less current portion	350,347	2,488
Short-term debt
Amounts due banks, interest at 24.1% (3.1% in 2014)	2,822	61,155
Current portion long-term debt	1,456	7,011
Total short-term debt	4,278	68,166
Total debt	$354,625	$70,654
At December 31, 2015 and 2014, the fair value of long-term debt, including the current portion, was approximately $342,602 and $9,323, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it agreed to issue Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement. At December 31, 2015, $349,147, net of debt issuance costs of $853, was outstanding and recorded in Long-term debt, less current portion. The proceeds are being used for general corporate purposes. The Notes, as shown in the table below, have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an average tenure of 19 years. Interest is payable semi-annually. The Notes contain certain affirmative and negative covenants. As of December 31, 2015, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2015, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement. The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Short-term Borrowings
The Company's short-term borrowings included in Amounts due banks were $2,822 and $61,155 at December 31, 2015 and 2014, respectively. Amounts due banks included the outstanding borrowings under the Credit Agreement and the borrowings of foreign subsidiaries at weighted average interest rates of 24.1% and 3.1% at December 31, 2015 and 2014, respectively.
Capital Leases
At December 31, 2015 and 2014, $111 and $198 of capital lease indebtedness was secured by property, plant and equipment, respectively.
Other
Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2015 are $4,284 in 2016, $569 in 2017, $105 in 2018, $104 in 2019, $101 in 2020 and $350,315 thereafter. Total interest paid was $5,631 in 2015, $2,190 in 2014 and $2,864 in 2013. The differences between interest expense and interest paid in 2015 and 2014 is due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and the accretion of the related liability, and the accrual of interest associated with the Notes in 2015.

NOTE 9 – STOCK PLANS
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2015, there were 5,600,763 common shares available for future grant under all plans.
Stock Options
The following table summarizes stock option activity for the years ended December 31, 2015, 2014 and 2013, under all Plans:

	Year Ended December 31,
	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	2,087,193	$37.80	2,452,648	$36.52	3,060,944	$30.98
Options granted	323,130	69.14	5,121	69.61	273,105	70.88
Options exercised	(197,582)	30.35	(329,986)	27.63	(774,783)	26.20
Options canceled	(18,092)	66.51	(40,590)	47.21	(106,618)	40.54
Balance at end of year	2,194,649	42.85	2,087,193	37.80	2,452,648	36.52
Exercisable at end of year	1,807,427	37.15	1,818,218	33.89	1,837,014	29.93
Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2015, 2014 and 2013. In 2015, 16,970 options were issued under the Employee Plan, 306,160 options were issued under the EPI Plan and all options issued in 2014 and 2013 were under the EPI Plan.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	30.73%	32.21%	32.97%
Dividend yield	1.48%	1.41%	1.40%
Risk-free interest rate	1.32%	1.61%	1.52%
Expected option life (years)	4.5	4.4	4.4
Weighted average fair value per option granted during the year	$16.35	$17.52	$18.14
The following table summarizes non-vested stock options for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	268,975	$17.48
Granted	323,130	16.35
Vested	(189,681)	17.26
Forfeited	(15,202)	17.15
Balance at end of year	387,222	16.66
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2015 was $30,121 and $30,121, respectively. The total intrinsic value of awards exercised during 2015, 2014 and 2013 was $6,879, $14,647 and $26,288, respectively. The total fair value of options that vested during 2015, 2014 and 2013 was $3,273, $5,104 and $5,131, respectively.
The following table summarizes information about awards outstanding as of December 31, 2015:

	Outstanding			Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $29.99	491,072	$24.56	3.5	491,072	$24.56	3.5
$30.00 - $39.99	825,161	33.18	4.4	825,161	33.18	4.4
Over $40.00	878,416	62.15	8.0	491,194	56.40	7.3
	2,194,649		5.7	1,807,427		5.0

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Restricted Share Awards ("RSAs")
The following table summarizes restricted share award activity for the years ended December 31, 2015, 2014 and 2013, under all Plans:

	Year Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	49,490	$60.14	115,316	$39.55	336,808	$28.49
Shares granted	20,476	53.94	14,927	66.32	14,464	70.88
Shares vested	(20,745)	49.37	(80,753)	31.88	(224,021)	25.68
Shares forfeited	(4,592)	64.61	—	—	(11,935)	25.76
Balance at end of year	44,629	61.84	49,490	60.14	115,316	39.55
RSAs are valued at the quoted market price on the grant date. The majority of RSAs vest over a period of three to five years. The Company issued common shares from treasury upon the granting of RSAs in 2015, 2014 and 2013. Restricted shares issued in 2015 were under the 2015 Director Plan and all restricted shares issued in 2014 and 2013 were under the the 2006 Director Plan. The remaining weighted average vesting period of all non-vested RSAs is 2.1 years as of December 31, 2015.

Restricted Stock Units ("RSUs")
The following table summarizes restricted stock unit activity for the years ended December 31, 2015, 2014 and 2013, under all Plans:

	Year Ended December 31,
	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	241,496	$49.34	283,944	$47.38	288,669	$40.83
Units granted	67,800	68.82	2,861	70.71	69,925	67.17
Units vested	(76,996)	37.21	(40,035)	36.59	(33,698)	39.20
Units forfeited	(10,768)	57.98	(5,274)	52.19	(40,952)	41.70
Balance at end of year	221,532	59.10	241,496	49.34	283,944	47.38
RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of three to five years. The Company will issue shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 18,022 RSUs to common shares in 2015 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2015, 66,024 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2015, 4,915 RSUs were issued under the Employee Plan, 62,885 RSUs were issued under the EPI plan and all RSUs issued in 2014 and 2013 were under the the EPI Plan. The remaining weighted average vesting period of all non-vested RSUs is 3.2 years as of December 31, 2015.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2015, 2014 and 2013 was $7,932, $8,416 and $9,734, respectively. The related tax benefit for 2015, 2014 and 2013 was $3,037, $3,222 and $3,727, respectively. As of December 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $15,371, which is expected to be recognized over a weighted average period of approximately 2.9 years.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 16,012 in 2015, 5,511 in 2014 and 4,653 in 2013.

NOTE 10 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 45 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2015, the Company purchased a total of 6.6 million shares at an average cost per share of $60.70. As of December 31, 2015, 4.7 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

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
Obligations and Funded Status

	December 31,
	2015	2014
Change in benefit obligations
Benefit obligations at beginning of year	$1,045,471	$941,442
Service cost	19,933	19,062
Interest cost	36,002	42,485
Plan participants' contributions	185	215
Plan amendments	—	45
Acquisitions	6,170	—
Actuarial (gain) loss	(42,640)	117,881
Benefits paid	(32,217)	(60,582)
Settlements/curtailments	(463,943)	(7,172)
Currency translation	(10,792)	(7,905)
Benefit obligations at end of year	558,169	1,045,471

Change in plan assets
Fair value of plan assets at beginning of year	1,010,937	939,995
Actual return on plan assets	9,298	108,060
Employer contributions	50,468	27,550
Plan participants' contributions	185	215
Acquisitions	5,995	—
Benefits paid	(30,358)	(59,196)
Settlement	(462,601)	—
Currency translation	(7,823)	(5,687)
Fair value of plan assets at end of year	576,101	1,010,937

Funded status at end of year	17,932	(34,534)
Unrecognized actuarial net loss	156,019	316,296
Unrecognized prior service cost	(1,304)	(1,930)
Unrecognized transition assets, net	41	45
Net amount recognized	$172,688	$279,877
The actuarial gain arising during 2015 was primarily attributable to a higher discount rate. The actuarial loss during 2014 was primarily attributable to a lower discount rate.
In August 2015, the Lincoln Electric Company, plan sponsor of the Lincoln Electric Retirement Annuity Program ("RAP") and subsidiary of the Company, entered into an agreement to purchase a group annuity contract from The Principal Financial Group ("Principal"). Under the agreement, Principal assumed the obligation to pay future pension benefits for specified U.S. retirees and surviving beneficiaries who retired on or before June 1, 2015 and are currently receiving payments from the RAP. The transaction will not change the amount of the monthly pension benefit received by affected retirees and surviving beneficiaries. The purchase was funded by existing plan assets and required no additional cash contribution. The Company recorded pension settlement charges of $142,738 for the year ended December 31, 2015, primarily related to the purchase of the group annuity contract.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2015 were $101,288, $(1,548) and $36, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2016 are $10,367, $(398) and $3, respectively.
Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2015	2014
Prepaid pensions	$38,201	$1,240
Accrued pension liability, current	(5,026)	(2,971)
Accrued pension liability, long-term	(15,243)	(32,803)
Accumulated other comprehensive loss, excluding tax effects	154,756	314,411
Net amount recognized in the balance sheets	$172,688	$279,877
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2015	2014	2013
Service cost	$19,933	$19,062	$23,188
Interest cost	36,002	42,485	37,225
Expected return on plan assets	(54,638)	(67,953)	(61,244)
Amortization of prior service cost	(626)	(616)	(613)
Amortization of net loss	19,406	17,644	30,929
Settlement/curtailment loss	142,738	1,773	423
Pension cost for defined benefit plans	$162,815	$12,395	$29,908
The Company's defined benefit plans costs increased in 2015 primarily as a result of pension settlement charges related to the purchase of the group annuity contract.
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2015	2014
U.S. pension plans
Projected benefit obligation	$16,822	$34,066
Accumulated benefit obligation	15,223	30,202
Fair value of plan assets	—	11,638
Non-U.S. pension plans
Projected benefit obligation	$3,393	$5,573
Accumulated benefit obligation	2,831	3,372
The total accumulated benefit obligation for all plans was $523,728 as of December 31, 2015 and $1,003,296 as of December 31, 2014.
Contributions to Plans
The Company expects to contribute $20,000 to the defined benefit plans in the United States in 2016. The actual amounts to be contributed in 2016 will be determined at the Company's discretion.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Benefit Payments for Plans
Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2016	$31,461
2017	31,195
2018	25,629
2019	30,671
2020	27,385
2021 through 2025	164,307
Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Discount Rate	4.5%	4.1%
Rate of increase in compensation	2.7%	2.8%
Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31, 2015 were as follows:

	December 31,
	2015	2014	2013
Discount rate	4.0%	4.7%	3.8%
Rate of increase in compensation	2.7%	4.1%	4.1%
Expected return on plan assets	6.3%	7.3%	7.4%
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
Pension Plans' Assets
The primary objective of the pension plans' investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans' assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The target allocation for plan assets is 45% to 55% equity securities and 45% to 55% debt securities.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2015:

	Pension Plans' Assets at Fair Value as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5,740	$—	$—	$5,740
Equity securities (1)	3,569	—	—	3,569
Fixed income securities (2)
U.S. government bonds	11,603	—	—	11,603
Corporate debt and other obligations	—	120,470	—	120,470
Common trusts and 103-12 investments (3)
Cash and cash equivalents	—	5,841	—	5,841
Common trusts and 103-12 investments	—	388,477	—	388,477
Private equity funds (4)	—	—	40,401	40,401
Total assets at fair value	$20,912	$514,788	$40,401	$576,101
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2014:

	Pension Plans' Assets at Fair Value as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$4,873	$—	$—	$4,873
Fixed income securities (2)
U.S. government bonds	27,305	—	—	27,305
Corporate debt and other obligations	—	212,326	—	212,326
Common trusts and 103-12 investments (3)
Cash and cash equivalents	—	7,499	—	7,499
Common trusts and 103-12 investments	—	720,919	—	720,919
Private equity funds (4)	—	—	38,015	38,015
Total assets at fair value	$32,178	$940,744	$38,015	$1,010,937
_______________________________________________________________________________

(1)
Equity securities are primarily comprised of corporate stock and mutual funds directly held by the plans. Equity securities are valued using the closing price reported on the active market on which the individual securities are traded.

(2)
Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.

(3)
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The table below sets forth a summary of changes in the fair value of the Level 3 pension plans' assets for the year ended December 31, 2015:

Private Equity Funds
Balance at the beginning of year	$38,015
Purchases, sales, issuances and settlements	(2,253)
Realized and unrealized gains	4,639
Balance at the end of year	$40,401
The amount of total gains during the period attributable to the change in unrealized gains relating to Level 3 net assets still held at the reporting date	$1,111
Supplemental Executive Retirement Plan
The Company maintains a domestic unfunded supplemental executive retirement plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $1,703, $3,012 and $2,329 in 2015, 2014 and 2013, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $14,643, $17,953 and $22,877 at December 31, 2015, 2014 and 2013, respectively.
Defined Contribution Plans
Substantially all U.S. employees are covered under defined contribution plans. The Lincoln Electric Employee Savings Plan, a 401(k) savings plan which represents a majority of defined contribution plan expense, allows employees to invest 1% or more of eligible compensation, limited to maximum amounts as determined by the IRS. For most participants the plan provides for Company matching contributions of 35% of the first 6% of employee compensation contributed to the plan. During the third quarter 2015, the Company suspended the 401(k) match provision as part of the Company's actions to reduce costs in light of existing market conditions.
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
The annual costs recognized for defined contribution plans were $10,082, $11,088 and $10,812 in 2015, 2014 and 2013, respectively.
Multi-Employer Plans
The Company participates in multi-employer plans for several of its operations in Europe. Costs for these plans are recognized as contributions are funded. The Company's risk of participating in these plans is limited to the annual premium as determined by the plan. The annual costs of these programs were $830, $1,068 and $1,048 in 2015, 2014 and 2013, respectively.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12 – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
U.S.	$118,037	$303,933	$281,724
Non-U.S.	51,750	71,880	134,717
Total	$169,787	$375,813	$416,441
The components of income tax expense (benefit) for the three years ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$60,500	$71,601	$58,099
Non-U.S.	28,046	24,210	40,348
State and local	9,557	8,235	8,490
	98,103	104,046	106,937
Deferred:
Federal	(47,902)	15,175	21,946
Non-U.S.	(3,362)	1,370	(5,734)
State and local	(4,464)	1,342	1,605
	(55,728)	17,887	17,817
Total	$42,375	$121,933	$124,754
The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2015 were as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory rate of 35% applied to pre-tax income	$59,426	$131,534	$145,754
Effect of state and local income taxes, net of federal tax benefit	1,868	6,694	7,124
Asset impairments	2,184	11,674	1,735
Taxes less than the U.S. tax rate on non-U.S. earnings, including utilization of tax loss carry-forwards, losses with no benefit and changes in non-U.S. valuation allowance	(8,499)	(16,950)	(20,214)
Venezuela devaluation	11,396	5,603	1,126
Manufacturing deduction	(9,207)	(7,316)	(6,386)
U.S. tax cost (benefit) of foreign source income	(8,754)	(514)	745
Other	(6,039)	(8,792)	(5,130)
Total	$42,375	$121,933	$124,754
Effective tax rate	24.96%	32.45%	29.96%
The 2015 effective tax rate is impacted by impairment charges, the geographic mix of earnings and taxes at lower rates in foreign jurisdictions, including Canada, Mexico, Poland and the United Kingdom, as well as loss utilization in other foreign jurisdictions. Total income tax payments, net of refunds, were $101,939 in 2015, $119,102 in 2014 and $84,567 in 2013.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Tax loss and credit carry-forwards	$44,925	$46,112
Inventory	1,607	1,931
Other accruals	17,874	15,427
Employee benefits	21,859	20,750
Pension obligations	2,477	4,969
Other	3,795	5,608
Deferred tax assets, gross	92,537	94,797
Valuation allowance	(51,294)	(48,840)
Deferred tax assets, net	41,243	45,957
Deferred tax liabilities:
Property, plant and equipment	33,627	37,352
Intangible assets	16,105	18,642
Inventory	10,770	9,623
Pension obligations	9,897	1,731
Other	8,800	10,018
Deferred tax liabilities	79,199	77,366
Total deferred taxes	$(37,956)	$(31,409)
At December 31, 2015, certain subsidiaries had tax loss carry-forwards of approximately $78,237 that will expire in various years from 2016 through 2032, plus $82,049 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2015, a valuation allowance of $51,294 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed permanently reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings that are not expected to be permanently reinvested were not significant.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits are classified as Accrued taxes non-current unless expected to be paid in one year. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included income of $940 for the year ended December 31, 2015 and $1,406 for the year ended December 31, 2014 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $6,080 and $8,019, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to unrecognized tax benefits:

	2015	2014
Balance at beginning of year	$18,389	$25,907
Increase related to current year tax provisions	1,021	700
Increase (decrease) related to prior years' tax positions	317	(848)
Decrease related to settlements with taxing authorities	(157)	(1,216)
Resolution of and other decreases in prior years' tax liabilities	(3,323)	(3,727)
Other	(1,915)	(2,427)
Balance at end of year	$14,332	$18,389
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8,369 at December 31, 2015 and $9,132 at December 31, 2014.
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
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $2,312 in prior years' unrecognized tax benefits in 2016.
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends. The Company appealed the Reassessments to the Tax Court of Canada. As part of the appeals process to the Tax Court of Canada, the Company had elected to deposit the entire amount of the dispute in order to suspend continuing interest charges.
In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor. In vacating the reassessment, this tax litigation is concluded. In December 2014 the Company received a partial refund of the cash deposit. In the first quarter of 2015, the Company received a refund of $24,976 which was substantially all of the remaining cash deposit. The Company also received interest on the deposit of $1,596.

NOTE 13 – DERIVATIVES
The Company uses derivative investments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for the three years ended December 31, 2015.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2015. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $30,388 at December 31, 2015 and $27,265 at December 31, 2014.
Net investment hedges
The Company had foreign currency forward contracts that were qualified and designated as net investment hedges.  The dollar equivalent gross notional amount of these short-term contracts was $60,734 at December 31, 2014.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $267,626 at December 31, 2015 and $280,949 at December 31, 2014.
The Company had short-term silver forward contracts with notional amounts of $2,804 at December 31, 2015. At December 31, 2014, the Company had short-term silver and copper forward contracts with notional amounts of $4,467 and $1,066, respectively.
Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2015		December 31, 2014
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$178	$731	$468	$935
Net investment contracts	—	—	1,091	469
Not designated as hedging instruments:
Foreign exchange contracts	625	2,303	482	3,638
Commodity contracts	40	8	47	69
Total derivatives	$843	$3,042	$2,088	$5,111
The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2015 and 2014 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2015	2014
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$18,875	$(10,427)
Commodity contracts	Cost of goods sold	440	702
The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2015 and 2014 consisted of the following:

	December 31,
Total gain (loss) recognized in AOCI, net of tax	2015	2014
Foreign exchange contracts	$(551)	$(9)
Net investment contracts	$1,099	$—
The Company expects a loss of $551 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2015	2014
Foreign exchange contracts	Sales	$(1,191)	$(80)
	Cost of goods sold	771	422

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 14 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2015 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$803	$—	$803	$—
Commodity contracts	40	—	40	—
Total assets	$843	$—	$843	$—
Liabilities:
Foreign exchange contracts	$3,034	$—	$3,034	$—
Commodity contracts	8	—	8	—
Contingent consideration	9,184	—	—	9,184
Forward contract	26,484	—	—	26,484
Deferred compensation	23,201	—	23,201	—
Total liabilities	$61,911	$—	$26,243	$35,668
The following table provides a summary of fair value assets and liabilities as of December 31, 2014 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$950	$—	$950	$—
Commodity contracts	47	—	47	—
Net investment contracts	1,091	—	$1,091	—
Total assets	$2,088	$—	$2,088	$—
Liabilities:
Foreign exchange contracts	$4,573	$—	$4,573	$—
Commodity contracts	69	—	69	—
Net investment contracts	469	—	469	—
Contingent consideration	6,912	—	—	6,912
Forward contract	25,268	—	—	25,268
Deferred compensation	21,839	—	21,839	—
Total liabilities	$59,130	$—	$26,950	$32,180
The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the year ended December 31, 2015, there were no transfers between Levels 1, 2 or 3.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $9,184 as of December 31, 2015. Under the contingent consideration agreements the amounts to be paid are based upon actual financial results of the acquired entity for specified future periods. The fair value of the contingent considerations are a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the acquired entity. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $26,484 as of December 31, 2015. The change in the liability from December 31, 2014 was primarily the result of a $7,140 payment to acquire an additional financial interest in the entity offset by additional accruals of $12,142 for the twelve months ended December 31, 2015. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecast earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rates of 3.5% reflective of the Company's cost of debt and 14.1% as a risk adjusted cost of capital.
The deferred compensation liability is the Company's obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants' underlying investment fund elections.
The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2015 and December 31, 2014. See Note 8 for the fair value estimate of debt.

NOTE 15 – INVENTORY
The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  At December 31, 2015 and 2014, approximately 40% of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost was $59,765 at December 31, 2015 and $71,311 at December 31, 2014.

NOTE 16 – LEASES
The Company leases sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $16,703 in 2015, $18,103 in 2014 and $18,642 in 2013.
At December 31, 2015, total future minimum lease payments for noncancelable operating leases were $12,160 in 2016, $8,735 in 2017, $6,623 in 2018, $5,025 in 2019, $3,557 in 2020 and $5,584 thereafter. Assets held under capital leases are included in property, plant and equipment and are immaterial.

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
The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure would be provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves.
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

NOTE 18 – PRODUCT WARRANTY COSTS
The changes in product warranty accruals for 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
Balance at beginning of year	$15,579	$15,180	$15,304
Accruals for warranties	19,824	12,368	12,786
Settlements	(15,458)	(11,495)	(12,794)
Foreign currency translation	(476)	(474)	(116)
Balance at end of year	$19,469	$15,579	$15,180

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2015
Net sales	$657,900	$664,740	$645,166	$567,985
Gross profit	220,390	225,781	198,894	196,079
Income (loss) before income taxes	92,707	94,434	(88,526)	71,172
Net income (loss)	68,354	70,898	(60,466)	48,692
Basic earnings (loss) per share	$0.90	$0.95	$(0.82)	$0.68
Diluted earnings (loss) per share	$0.89	$0.94	$(0.82)	$0.68
2014
Net sales	$685,062	$728,531	$715,777	$683,954
Gross profit	226,336	250,267	241,609	231,085
Income before income taxes	82,426	114,866	77,785	100,736
Net income	56,453	77,332	45,689	75,212
Basic earnings per share	$0.70	$0.97	$0.58	$0.97
Diluted earnings per share	$0.69	$0.96	$0.57	$0.96
The quarter ended December 31, 2015 includes net rationalization charges of $434 ($450 after-tax) primarily related to employee severance and other related costs. Special items also include pension settlement charges of $6,407 ($3,969 after-tax) and Venezuelan foreign exchange remeasurement losses of $708 related to the adoption of a new foreign exchange mechanism.
The quarter ended September 30, 2015 includes net rationalization and asset impairment charges of $18,285 ($16,832 after-tax) primarily related to employee severance and other costs. Impairment charges include a non-cash charge to the carrying value of goodwill of $6,315 and non-cash long-lived asset impairment charges of $3,417. Special items also include pension settlement charges of $136,331 ($83,341 after-tax) primarily related to the purchase of a group annuity contract and Venezuelan foreign exchange remeasurement losses of $26,506 related to the adoption of a new foreign exchange mechanism.
The quarter ended June 30, 2015 includes net rationalization charges of $1,239 ($900 after-tax) primarily related to employee severance and other costs.
The quarter ended December 31, 2014 includes net rationalization and asset impairment charges of $166 ($167 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The quarter ended September 30, 2014 includes net rationalization and asset impairment charges of $29,068 ($30,056 after-tax). The net impairment charges during the quarter primarily consist of non-cash asset impairment charges of $32,448 partially offset by a gain of $3,911 related to the sale of real estate at a rationalized operation. Associated with the impairment of long-lived assets is an offsetting special item of $805 attributable to non-controlling interests.
The quarter ended June 30, 2014 includes net rationalization and asset impairment charges of $836 ($698 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and charges of $3,468 related to a Venezuelan remeasurement loss.
The quarter ended March 31, 2014 includes net rationalization and asset impairment charges of $17 ($7 after-tax) primarily related to employee severance and other costs associated with the consolidation of manufacturing operations and charges of $17,665 related to a Venezuelan remeasurement loss.
The quarterly earnings per share ("EPS") amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	(1) Charged (Credited) to Other Accounts	(2) Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2015	$7,858	$1,969	$(1,046)	$1,482	$7,299
Year Ended December 31, 2014	8,398	2,064	(867)	1,737	7,858
Year Ended December 31, 2013	8,654	2,671	49	2,976	8,398

(1)	Currency translation adjustment.

(2)	Uncollectible accounts written-off, net of recoveries.

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