Form 10-Q
period 2016-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2016-04-22
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of March 31, 2016 was 68,807,794.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		18
Item 3. Quantitative and Qualitative Disclosures About Market Risk		24
Item 4. Controls and Procedures		24

PART II. OTHER INFORMATION		25
Item 1. Legal Proceedings		25
Item 1A. Risk Factors		25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		25
Item 4. Mine Safety Disclosures		25
Item 6. Exhibits		26
Signatures		27
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$550,722	$657,900
Cost of goods sold	361,620	437,510
Gross profit	189,102	220,390
Selling, general & administrative expenses	113,810	129,891
Operating income	75,292	90,499

Other income (expense):
Interest income	430	593
Equity earnings in affiliates	626	849
Other income	661	2,610
Interest expense	(3,827)	(1,844)
Total other income (expense)	(2,110)	2,208
Income before income taxes	73,182	92,707
Income taxes	19,558	24,389
Net income including non-controlling interests	53,624	68,318
Non-controlling interests in subsidiaries’ loss	(14)	(36)
Net income	$53,638	$68,354

Basic earnings per share	$0.77	$0.90
Diluted earnings per share	$0.76	$0.89
Cash dividends declared per share	$0.32	$0.29

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income including non-controlling interests	$53,624	$68,318
Other comprehensive income, net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(203) and $58 in the three months ended March 31, 2016 and 2015	836	1,100
Defined benefit pension plan activity, net of tax of $911 and $2,395 in the three months ended March 31, 2016 and 2015	1,618	3,538
Currency translation adjustment	24,249	(56,552)
Other comprehensive income (loss)	26,703	(51,914)
Comprehensive income	80,327	16,404
Comprehensive income (loss) attributable to non-controlling interests	1	(577)
Comprehensive income attributable to shareholders	$80,326	$16,981

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2016	December 31, 2015
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$220,996	$304,183
Accounts receivable (less allowance for doubtful accounts of $7,233 in 2016; $7,299 in 2015)	286,120	264,715
Inventories:
Raw materials	86,314	87,919
Work-in-process	44,355	39,555
Finished goods	162,040	148,456
Total inventory	292,709	275,930
Other current assets	102,522	91,167
Total Current Assets	902,347	935,995

Property, Plant and Equipment
Land	46,821	45,775
Buildings	362,426	362,325
Machinery and equipment	718,062	696,849
Property, plant and equipment	1,127,309	1,104,949
Less accumulated depreciation	713,483	693,626
Property, Plant and Equipment, Net	413,826	411,323
Goodwill	190,596	187,504
Non-current assets	270,326	249,349
TOTAL ASSETS	$1,777,095	$1,784,171

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$24,844	$4,278
Trade accounts payable	159,590	152,620
Other current liabilities	217,021	213,224
Total Current Liabilities	401,455	370,122

Long-Term Liabilities
Long-term debt, less current portion	350,106	350,347
Other long-term liabilities	132,865	131,254
Total Long-Term Liabilities	482,971	481,601

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	276,853	272,908
Retained earnings	2,157,330	2,125,838
Accumulated other comprehensive loss	(269,579)	(296,267)
Treasury shares	(1,282,655)	(1,180,750)
Total Shareholders’ Equity	891,807	931,587
Non-controlling interests	862	861
Total Equity	892,669	932,448

TOTAL LIABILITIES AND EQUITY	$1,777,095	$1,784,171

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,638	$68,354
Non-controlling interests in subsidiaries’ loss	(14)	(36)
Net income including non-controlling interests	53,624	68,318
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	—	30
Depreciation and amortization	15,625	16,032
Equity earnings in affiliates, net	(2)	(216)
Deferred income taxes	(4,238)	(16,886)
Stock-based compensation	2,154	1,957
Pension expense	4,144	5,679
Pension contributions and payments	(20,865)	(21,234)
Other, net	5	(3,633)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(16,592)	(25,377)
Increase in inventories	(10,780)	(16,233)
(Increase) decrease in other current assets	(10,546)	25,657
Increase (decrease) in trade accounts payable	4,657	(12,916)
Increase in other current liabilities	7,635	29,412
Net change in other long-term assets and liabilities	(460)	2,194
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,361	52,784

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,885)	(12,456)
Proceeds from sale of property, plant and equipment	458	1,187
Other investing activities	—	2,024
NET CASH USED BY INVESTING ACTIVITIES	(8,427)	(9,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,295	1,517
Payments on short-term borrowings	(563)	(4,774)
Amounts due banks, net	21,055	104,370
Proceeds from long-term borrowings	224	2,500
Payments on long-term borrowings	(255)	(2,103)
Proceeds from exercise of stock options	2,015	1,733
Excess tax benefits from stock-based compensation	357	537
Purchase of shares for treasury	(102,488)	(102,853)
Cash dividends paid to shareholders	(22,625)	(22,329)
Other financing activities	(3,806)	(20)
NET CASH USED BY FINANCING ACTIVITIES	(104,791)	(21,422)

Effect of exchange rate changes on Cash and cash equivalents	5,670	(11,479)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,187)	10,638

Cash and cash equivalents at beginning of period	304,183	278,379
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220,996	$289,017

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
The accompanying Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
In January 2014, the Venezuelan government announced the formation of the National Center of Foreign Trade (“CENCOEX”) to replace the Commission for the Administration of Currency Exchange (“CADIVI”). Effective January 24, 2014, the exchange rate applicable to the settlement of certain transactions through CENCOEX, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD rate") as opposed to the official rate. In February 2014, the government announced a new market based foreign exchange system, the SICAD II. The exchange rate established through SICAD II fluctuated daily and was significantly higher than both the official rate and the SICAD rate. At March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD rate.
In February 2015, the Venezuelan government eliminated the SICAD II rate and announced a new exchange market called the Marginal Currency System ("SIMADI"), which allows for trading based on supply and demand. At September 30, 2015, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SIMADI rate, as the SIMADI rate most appropriately approximates the rates used to transact business in its Venezuelan operations. At September 30, 2015, the SIMADI rate was 199.4 bolivars to the U.S. dollar, resulting in a remeasurement charge on the bolivar-denominated monetary net asset position of $4,334. This foreign exchange loss was recorded in Selling, general & administrative expenses during the three months ended September 30, 2015. Additionally, the Company recorded lower of cost or net realizable value inventory adjustments of $22,880 within Cost of goods sold, related to the adoption of the SIMADI rate.
In the first quarter of 2016, the Venezuelan government reduced its three-tier system of exchange rates to two tiers by eliminating the SICAD rate and stated that the SIMADI rate, which was renamed DICOM, would be free floating. As of March 31, 2016, the DICOM rate was 272.9 bolivars to the U.S. dollar. If the Company were to convert bolivars at a rate other than the DICOM rate, the Company may realize additional losses or gains to earnings.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net liability position was $748 at March 31, 2016, including $510 of cash and cash equivalents as compared with a bolivar-denominated monetary net asset position of $32 at December 31, 2015, including $642 of cash and cash equivalents.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

New Accounting Pronouncements Adopted:
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires an acquiring entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require an entity to record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity must present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments should be applied prospectively. ASU 2015-16 was adopted by the Company effective January 1, 2016 and did not have an impact on the Company's financial statements.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share." ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments. The amendment should be applied retrospectively. ASU 2015-07 was adopted by the Company effective January 1, 2016 and did not have an impact on the Company's financial statements.
New Accounting Pronouncements Yet to be Adopted:
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on the Company's financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing agreements. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company's financial statements.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$53,638	$68,354
Denominator:
Basic weighted average shares outstanding (in 000's)	69,585	76,242
Effect of dilutive securities - Stock options and awards (in 000's)	661	817
Diluted weighted average shares outstanding (in 000's)	70,246	77,059
Basic earnings per share	$0.77	$0.90
Diluted earnings per share	$0.76	$0.89
For the three months ended March 31, 2016 and 2015, common shares subject to equity-based awards of 776,600 and 407,290, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
Pro forma information related to these acquisitions have not been presented because the impact on the Company’s Consolidated Statements of Operations is not material.  Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

NOTE 4 — SEGMENT INFORMATION
The Company’s primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  Welding products include arc welding power sources, CNC and plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories. The Company's product offering also includes oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
During the first quarter of 2016, the Company realigned its organizational and leadership structure into three operating segments to support growth strategies and enhance the utilization of the Company’s worldwide resources and global sourcing initiatives. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment primarily includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses as well as its retail business in the United States. All prior period results have been revised to reflect the realigned segment structure.

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
Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended March 31, 2016
Net sales	$359,008	$124,305	$67,409	$—	$550,722
Inter-segment sales	23,831	4,426	2,303	(30,560)	—
Total	$382,839	$128,731	$69,712	$(30,560)	$550,722

EBIT, as adjusted	$61,438	$6,233	$7,711	$1,197	$76,579
Special items charge (gain)	—	—	—	—	—
EBIT	$61,438	$6,233	$7,711	$1,197	$76,579
Interest income					430
Interest expense					(3,827)
Income before income taxes					$73,182

Three months ended March 31, 2015
Net sales	$448,837	$139,247	$69,816	$—	$657,900
Inter-segment sales	23,023	5,027	2,011	(30,061)	—
Total	$471,860	$144,274	$71,827	$(30,061)	$657,900

EBIT, as adjusted	$75,415	$10,934	$7,549	$60	$93,958
Special items charge (gain)	—	—	—	—	—
EBIT	$75,415	$10,934	$7,549	$60	$93,958
Interest income					593
Interest expense					(1,844)
Income before income taxes					$92,707

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS
In prior periods, the Company initiated various rationalization plans whose costs were substantially recognized in the prior year. As such, no charges were recorded in the three months ended March 31, 2016. A description of each restructuring plan and the related costs follows:
Americas Welding Plans:
During 2015, the Company initiated a rationalization plan within Americas Welding that included a voluntary separation incentive program covering certain U.S.-based employees. The plan was completed during 2016.
International Welding Plans:
During 2015, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring to better align cost structures with economic conditions and operating needs. The Company does not anticipate any additional charges related to the completion of these plans. At March 31, 2016, liabilities relating to the International Welding plans of $7,173 were recognized in Other current liabilities, which will be substantially paid during 2016.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods. The following tables summarize the activity related to the rationalization liabilities by segment for the three months ended March 31, 2016:

	Americas Welding	International Welding	Consolidated
Balance, December 31, 2015	$67	$7,598	$7,665
Payments and other adjustments	(67)	(425)	(492)
Charged to expense	—	—	—
Balance, March 31, 2016	$—	$7,173	$7,173

NOTE 6 — EQUITY
Changes in equity for the three months ended March 31, 2016 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2015	$931,587	$861	$932,448
Comprehensive income (loss):
Net income (loss)	53,638	(14)	53,624
Other comprehensive income	26,688	15	26,703
Total comprehensive income	80,326	1	80,327

Cash dividends declared - $0.32 per share	(22,145)	—	(22,145)
Issuance of shares under benefit plans	4,527	—	4,527
Purchase of shares for treasury	(102,488)	—	(102,488)
Balance, March 31, 2016	$891,807	$862	$892,669

In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 45 million shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three month period ended March 31, 2016, the Company purchased a total of 1.9 million shares.  As of March 31, 2016, there remained 2.8 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

In April 2016, the Company's Board of Directors authorized a new share repurchase program for up to an additional 10 million of the Company's common shares.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	1,699		(20)		24,234	[3]	25,913
Amounts reclassified from AOCI	(863)	[1]	1,638	[2]	—		775
Net current-period other comprehensive income (loss)	836		1,618		24,234		26,688
Balance at March 31, 2016	$1,384		$(98,158)		$(172,805)		$(269,579)

	Three Months Ended March 31, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	1,322		—		(56,011)	[3]	(54,689)
Amounts reclassified from AOCI	(222)	[1]	3,538	[2]	—		3,316
Net current-period other comprehensive income (loss)	1,100		3,538		(56,011)		(51,373)
Balance at March 31, 2015	$1,091		$(194,355)		$(146,731)		$(339,995)

1
During the 2016 period, this AOCI reclassification is a component of Net sales of $(787) (net of tax of $(278)) and Cost of goods sold of $(76) (net of tax of $22); during the 2015 period, the reclassification is a component of Net sales of $(529) (net of tax of $(249)) and Cost of goods sold of $307 (net of tax of $202). (See Note 14 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $911 and $2,395 during the three months ended March 31, 2016 and 2015, respectively). (See Note 12 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income (loss) before reclassifications excludes $15 and $(541) attributable to Non-controlling interests in the three months ended March 31, 2016 and 2015, respectively.

NOTE 7 — INVENTORY VALUATION
The valuation of last-in, first-out ("LIFO") method inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $59,765 at March 31, 2016 and December 31, 2015.

NOTE 8 — ACCRUED EMPLOYEE BONUS
Other current liabilities at March 31, 2016 and 2015 include accruals for year-end bonuses and related payroll taxes of $26,174 and $32,987, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

NOTE 9 — CONTINGENCIES
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

NOTE 10 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Balance at December 31	$19,469	$15,579
Accruals for warranties	3,035	2,979
Settlements	(3,063)	(3,209)
Foreign currency translation	147	(271)
Balance at March 31	$19,588	$15,078

NOTE 11 — DEBT
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2016, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it agreed to issue Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement. At March 31, 2016, $349,161, net of debt issuance costs of $839 and excluding accretion of original issuance costs, was outstanding and recorded in Long-term debt, less current portion. The proceeds are being used for general corporate purposes. The Notes, as shown in the table below, have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an average tenure of 19 years. Interest is payable semi-annually. The Notes contain certain affirmative and negative covenants. As of March 31, 2016, the Company was in compliance with all of its debt covenants.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The maturity and interest rates of the Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%

NOTE 12 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended March 31,
	2016	2015
Service cost	$4,430	$5,422
Interest cost	6,011	10,331
Expected return on plan assets	(8,864)	(15,738)
Amortization of prior service cost	(99)	(156)
Amortization of net loss	2,666	5,820
Defined benefit plans	4,144	5,679
Multi-employer plans	202	217
Defined contribution plans	1,969	3,016
Total pension cost	$6,315	$8,912
The Company voluntarily contributed $20,000 to its defined benefit plans in the United States during the three months ended March 31, 2016. The decrease in components of total pension cost for the defined benefit plans in 2016 was primarily due to the purchase of a group annuity contract in August 2015.

NOTE 13 — INCOME TAXES
The Company recognized $19,558 of tax expense on pre-tax income of $73,182, resulting in an effective income tax rate of 26.7% for the three months ended March 31, 2016.  The effective income tax rate was 26.3% for the three months ended March 31, 2015. The 2016 effective income tax rate was lower than the Company’s statutory rate primarily due to the utilization of U.S. tax credits and deductions, income earned in lower tax rate jurisdictions and utilization of loss carry-forwards for which valuation allowances had been previously provided. The 2015 effective income tax rate was lower than the Company’s statutory rate due to the utilization of U.S. tax credits, refund interest recognized as a reduction to tax expense and income earned in lower tax rate jurisdictions.
As of March 31, 2016, the Company had $14,526 of unrecognized tax benefits.  If recognized, approximately $8,369 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2011.  The Company is currently subject to various U.S. state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $2,236 in previously unrecognized tax benefits by the end of the first quarter 2017.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DERIVATIVES
The Company uses derivatives to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2016 and 2015.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2016.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges.  The dollar equivalent gross notional amount of these short-term contracts was $46,497 at March 31, 2016 and $30,388 at December 31, 2015.
Net Investment Hedges
The Company has foreign currency forward contracts that were qualified and designated as net investment hedges. No such contracts were outstanding at March 31, 2016 and December 31, 2015.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $290,209 at March 31, 2016 and $267,626 at December 31, 2015.
The Company had short-term silver forward contracts with notional amounts of $3,219 and $2,804 at March 31, 2016 and December 31, 2015.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	March 31, 2016		December 31, 2015
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,268	$708	$178	$731
Not designated as hedging instruments:
Foreign exchange contracts	9,821	2,021	625	2,303
Commodity contracts	3	32	40	8
Total derivatives	$11,092	$2,761	$843	$3,042
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2016	2015
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$3,597	$(9,604)
Commodity contracts	Cost of goods sold	(369)	(144)
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Operations consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2016	December 31, 2015
Foreign exchange contracts	$285	$(551)
Net investment contracts	1,099	1,099

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company expects a gain of $285 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2016	2015
Foreign exchange contracts	Sales	$(787)	$(529)
	Cost of goods sold	(76)	307

NOTE 15 - FAIR VALUE
The following table provides a summary of assets and liabilities as of March 31, 2016, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$11,089	$—	$11,089	$—
Commodity contracts	3	—	3	—
Total assets	$11,092	$—	$11,092	$—

Liabilities:
Foreign exchange contracts	$2,729	$—	$2,729	$—
Commodity contracts	32	—	32	—
Contingent consideration	1,761	—	—	1,761
Forward contract	28,543	—	—	28,543
Deferred compensation	24,127	—	24,127	—
Total liabilities	$57,192	$—	$26,888	$30,304
The following table provides a summary of assets and liabilities as of December 31, 2015, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$803	$—	$803	$—
Commodity contracts	40	—	40	—
Total assets	$843	$—	$843	$—

Liabilities:
Foreign exchange contracts	$3,034	$—	$3,034	$—
Commodity contracts	8	—	8	—
Contingent considerations	9,184	—	—	9,184
Forward contract	26,484	—	—	26,484
Deferred compensation	23,201	—	23,201	—
Total liabilities	$61,911	$—	$26,243	$35,668

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the three months ended March 31, 2016, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration fair valued at $1,761 as of March 31, 2016. Under the contingent consideration agreement the amount to be paid is based upon actual financial results of the acquired entity over the three-year period ending August 2018.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using a probability weighted discounted cash flow analysis.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period through 2016. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $28,543 as of March 31, 2016. The change in liability from December 31, 2015 was primarily the result of foreign exchange translation and additional accruals of $193 for the three months ended March 31, 2016. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecasted earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate of 3.5% reflective of the Company's cost of debt and 14.0% as a risk adjusted cost of capital.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2016 and December 31, 2015.  The fair value of long-term debt at March 31, 2016 and December 31, 2015, including the current portion, was approximately $348,911 and $342,602, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $351,275 and $351,803, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
General
The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  Welding products include arc welding power sources, CNC and plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories. The Company's product offering also includes oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
The Company’s products are sold in both domestic and international markets.  In North America, products are sold principally through industrial distributors, retailers and directly to users of welding products.  Outside of North America, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors and product users.
During the first quarter of 2016, the Company realigned its organizational and leadership structure into three operating segments to support growth strategies and enhance the utilization of the Company’s worldwide resources and global sourcing initiatives. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment primarily includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses as well as its retail business in the United States. All prior period results have been revised to reflect the realigned segment structure.

Results of Operations
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$550,722	100.0%	$657,900	100.0%	$(107,178)	(16.3%)
Cost of goods sold	361,620	65.7%	437,510	66.5%	(75,890)	(17.3%)
Gross profit	189,102	34.3%	220,390	33.5%	(31,288)	(14.2%)
Selling, general & administrative expenses	113,810	20.7%	129,891	19.7%	(16,081)	(12.4%)
Operating income	75,292	13.7%	90,499	13.8%	(15,207)	(16.8%)
Interest income	430	0.1%	593	0.1%	(163)	(27.5%)
Equity earnings in affiliates	626	0.1%	849	0.1%	(223)	(26.3%)
Other income	661	0.1%	2,610	0.4%	(1,949)	(74.7%)
Interest expense	(3,827)	(0.7%)	(1,844)	(0.3%)	(1,983)	(107.5%)
Income before income taxes	73,182	13.3%	92,707	14.1%	(19,525)	(21.1%)
Income taxes	19,558	3.6%	24,389	3.7%	(4,831)	(19.8%)
Net income including non-controlling interests	53,624	9.7%	68,318	10.4%	(14,694)	(21.5%)
Non-controlling interests in subsidiaries’ loss	(14)	—	(36)	—	22	61.1%
Net income	$53,638	9.7%	$68,354	10.4%	$(14,716)	(21.5%)

Net Sales:  Net sales for the three months ended March 31, 2016 decreased 16.3% from the comparable period in 2015.  The sales decrease reflects volume decreases of 14.2%, price increases of 11.4%, increases from acquisitions of 1.6% and unfavorable impacts from foreign exchange of 15.0%.  Sales volumes decreased as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela. Excluding Venezuela, pricing and foreign exchange had 1.0% and 2.2% unfavorable impacts, respectively, on sales in the quarter.
Gross Profit:  Gross profit decreased 14.2% to $189,102 for the three months ended March 31, 2016 compared with $220,390 in the comparable period in 2015.  As a percentage of Net sales, Gross profit increased to 34.3% in the three months ended March 31, 2016 from 33.5% in the comparable period in 2015.
Selling General & Administrative Expenses ("SG&A"):  SG&A expenses were lower by $16,081, or 12.4%, in the three months ended March 31, 2016 compared with the comparable period in 2015.  As a percentage of Net sales, SG&A expenses were 20.7% and 19.7% in the three months ended March 31, 2016 and 2015, respectively.  The decrease in SG&A expenses was primarily due to lower bonus expense of $5,927, lower foreign exchange transaction losses of $5,020 and lower salaries and wages of $2,575.  Foreign currency exchange rates had a $3,154 favorable translation impact on SG&A expenses.
Other Income:  Other income decreased to $661 in the three months ended March 31, 2016 from $2,610 in the comparable period in 2015. The decrease was the result of a gain associated with the liquidation of a foreign subsidiary and the related non-controlling interest in 2015.
Interest Expense:  Interest expense increased to $3,827 in the three months ended March 31, 2016 from $1,844 in the comparable period in 2015. The increase was due to interest accrued on higher borrowings.
Income Taxes:  The Company recognized $19,558 of tax expense on pre-tax income of $73,182, resulting in an effective income tax rate of 26.7% for the three months ended March 31, 2016 compared with an effective income tax rate of 26.3% for the three months ended March 31, 2015.
Net Income:  Net income for the three months ended March 31, 2016 was $53,638 compared with Net income of $68,354 in the three months ended March 31, 2015.  Diluted earnings per share for the three months ended March 31, 2016 was $0.76 compared with $0.89 in the comparable period in 2015.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2016:

		Change in Net Sales due to:
	Net Sales 2015	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2016
Operating Segments
Americas Welding	$448,837	$(85,063)	$6,977	$80,320	$(92,063)	$359,008
International Welding	139,247	(9,822)	3,465	(3,105)	(5,480)	124,305
The Harris Products Group	69,816	1,390	—	(2,404)	(1,393)	67,409
Consolidated	$657,900	$(93,495)	$10,442	$74,811	$(98,936)	$550,722

Consolidated (excluding Venezuela)	$635,021	$(79,236)	$10,442	$(6,490)	$(13,995)	$545,742

% Change
Americas Welding		(19.0%)	1.6%	17.9%	(20.5%)	(20.0%)
International Welding		(7.1%)	2.5%	(2.2%)	(3.9%)	(10.7%)
The Harris Products Group		2.0%	—	(3.4%)	(2.0%)	(3.4%)
Consolidated		(14.2%)	1.6%	11.4%	(15.0%)	(16.3%)

Consolidated (excluding Venezuela)		(12.5%)	1.6%	(1.0%)	(2.2%)	(14.1%)

Net sales volumes for the three months ended March 31, 2016 decreased for Americas Welding and International Welding due to softer demand associated with the current economic environment and weakness in oil & gas markets. Americas Welding sales also decreased due to weakness in U.S. exports. Product pricing increased in Americas Welding primarily due to the highly inflationary environment in Venezuela.  Excluding Venezuela, pricing had a 1.0% unfavorable impact on sales in the quarter. All segments sales decreased due to the translation effect of a stronger U.S. dollar. Excluding Venezuela, foreign exchange had a 2.2% unfavorable impact on sales in the quarter.
Earnings Before Interest and Income Taxes (“EBIT”), as Adjusted:  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being EBIT, as adjusted.  The following table presents EBIT, as adjusted for the three months ended March 31, 2016 by segment compared with the comparable period in 2015:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Americas Welding:
Net sales	$359,008	$448,837	(89,829)	(20.0%)
Inter-segment sales	23,831	23,023	808	3.5%
Total Sales	$382,839	$471,860	(89,021)	(18.9%)

EBIT, as adjusted	$61,438	$75,415	(13,977)	(18.5%)
As a percent of total sales	16.0%	16.0%		—
International Welding:
Net sales	$124,305	$139,247	(14,942)	(10.7%)
Inter-segment sales	4,426	5,027	(601)	(12.0%)
Total Sales	$128,731	$144,274	(15,543)	(10.8%)

EBIT, as adjusted	$6,233	$10,934	(4,701)	(43.0%)
As a percent of total sales	4.8%	7.6%		(2.8%)
The Harris Products Group:
Net sales	$67,409	$69,816	(2,407)	(3.4%)
Inter-segment sales	2,303	2,011	292	14.5%
Total Sales	$69,712	$71,827	(2,115)	(2.9%)

EBIT, as adjusted	$7,711	$7,549	162	2.1%
As a percent of total sales	11.1%	10.5%		0.6%
EBIT, as adjusted decreased for Americas Welding and International Welding in the three months ended March 31, 2016 as compared with the same period of the prior year due to volume decreases and unfavorable foreign exchange translation.

Non-GAAP Financial Measures
Adjusted operating income, Adjusted net income, Adjusted diluted earnings per share and Return on invested capital are non-GAAP financial measures that management believes are important to investors to evaluate and compare the Company’s financial performance from period to period.  Management uses this information in assessing and evaluating the Company’s underlying operating performance.  These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results.  Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

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
The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2016	2015	Change
Cash provided by operating activities	$24,361	$52,784	$(28,423)
Cash used by investing activities	(8,427)	(9,245)	818
Capital expenditures	(8,885)	(12,456)	3,571
Proceeds from sale of property, plant and equipment	458	1,187	(729)
Other investing activities	—	2,024	(2,024)
Cash used by financing activities	(104,791)	(21,422)	(83,369)
Proceeds from short-term borrowings, net	21,787	101,113	(79,326)
(Payments on) proceeds from long-term borrowings, net	(31)	397	(428)
Proceeds from exercise of stock options	2,015	1,733	282
Excess tax benefits from stock-based compensation	357	537	(180)
Purchase of shares for treasury	(102,488)	(102,853)	365
Cash dividends paid to shareholders	(22,625)	(22,329)	(296)
Other financing activities	(3,806)	(20)	(3,786)
(Decrease) increase in Cash and cash equivalents	(83,187)	10,638
Cash and cash equivalents decreased 27.3% or $83,187 during the three months ended March 31, 2016 to $220,996 from $304,183 as of December 31, 2015.  This decrease was predominantly due to the purchase of common shares for treasury and cash dividends paid to shareholders being partially offset by cash provided by operating activities and net proceeds from short-term borrowings. The decrease in Cash and cash equivalents during the three months ended March 31, 2016 compares to an increase of 3.8% or $10,638 to $289,017 during the three months ended March 31, 2015. At March 31, 2016, $216,515 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
Cash provided by operating activities decreased by $28,423 for the three months ended March 31, 2016, compared with the three months ended March 31, 2015.  The decrease was predominantly due to a refund of a Canadian tax deposit of $24,976 in the three months ended March 31, 2015.
Cash used by investing activities decreased by $818 for the three months ended March 31, 2016, compared with the three months ended March 31, 2015.  The decrease was predominantly due to a decrease in capital expenditures. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2016.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company's continued international expansion.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities increased by $83,369 to $104,791 in the three months ended March 31, 2016, compared with the three months ended March 31, 2015.  The increase was predominantly due to decreased proceeds from short-term borrowings in the current period. The Company anticipates share repurchases of approximately $400,000 in 2016.

The Company’s total debt levels increased from $354,625 at December 31, 2015 to $374,950 at March 31, 2016.  The increase was predominantly due to additional short-term borrowings. Total debt to total invested capital increased to 29.6% at March 31, 2016 from 27.6% at December 31, 2015.
In April 2016, the Company paid a cash dividend of $0.32 per share, or $22,018 to shareholders of record on March 31, 2016.
Working Capital Ratios

	March 31, 2016	December 31, 2015	March 31, 2015
Net operating working capital to net sales [1]	19.0%	17.1%	19.1%
Days sales in Total inventory	103.9	89.2	99.8
Days sales in Accounts receivable	51.3	46.9	50.9
Average days in Trade accounts payable	44.8	38.7	44.4
1 Net operating working capital to net sales is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable divided by annualized rolling three months of sales.

Return on Invested Capital
The Company reviews return on invested capital ("ROIC") in assessing and evaluating the Company's underlying operating performance. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. ROIC is defined as rolling 12 months of Adjusted net income excluding tax-effected interest income and expense divided by invested capital. Invested capital is defined as total debt, which includes Short-term debt and Long-term debt, less current portions, plus Total equity.
ROIC for the twelve months ended March 31, 2016 and 2015 were as follows:

	Twelve Months Ended March 31,
Return on Invested Capital	2016	2015
Net income	$112,762	$266,587
Rationalization and asset impairment charges (gains)	18,181	30,920
Venezuela currency devaluation	27,214	3,468
Pension settlement charges	87,310	—
Noncontrolling interests	—	(805)
Adjusted net income	$245,467	$300,170
Plus: Interest expense (after-tax)	14,693	6,608
Less: Interest income (after-tax)	1,574	1,711
Adjusted net income before tax effected interest	$258,586	$305,067

Invested Capital	March 31, 2016	March 31, 2015
Short-term debt	$24,844	$167,985
Long-term debt	350,106	3,882
Total debt	374,950	171,867
Total equity	892,669	1,179,955
Invested capital	$1,267,619	$1,351,822
Return on invested capital	20.4%	22.6%

Venezuela — Highly Inflationary Economy
Refer to Note 1 to the consolidated financial statements for a discussion of the Company's Venezuelan operation's highly inflationary accounting and the foreign exchange mechanisms available for remeasurement of the financial statements.

At March 31, 2016, the amount of bolivar requests awaiting government approval to be paid in U.S. dollars at the DICOM rate include $1,138 for dividend payments, of which $375 have been outstanding for more than a year, and $7,871 for other payments to be paid at the official rate, all of which have been outstanding for more than a year.
In the three months ended March 31, 2016, the Company’s Venezuela operations contributed $4,980 to Net sales, $116 to Net income and had no impact to diluted earnings per share. In the three months ended March 31, 2015, the Company’s Venezuela operations contributed $22,879 to Net sales and $1,811 to Net income, or $0.03 per diluted share.
Future impacts to earnings of applying highly inflationary accounting for Venezuela on the Company’s consolidated financial statements will be dependent upon the applied currency exchange mechanisms, the movements in the applicable exchange rates between the bolivar and the U.S. dollar and the amount of monetary assets and liabilities included in the Company’s Venezuelan operation’s balance sheet.  The bolivar-denominated monetary net liability position was $748 at March 31, 2016, including $510 of cash and cash equivalents as compared with a bolivar-denominated monetary net asset position of $32 at December 31, 2015, including $642 of cash and cash equivalents.
The Company’s ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors.  In addition to those factors previously mentioned, these include the Company’s ability to mitigate the effect of any potential future devaluation and Venezuelan government price or exchange controls.  There is a risk that the new DICOM process will be discontinued or not accessible when needed in the future, which may continue to prevent us from repatriating dividends or obtaining U.S. dollars. The various restrictions on the distribution of foreign currency by the Venezuelan government could also affect the Company’s ability to pay obligations and maintain normal production levels in Venezuela. Additional actions by the Venezuelan government could limit or cause cessation of operations.
A need to deconsolidate the Company’s Venezuelan operations may result from an inability to exchange bolivar-denominated currency coupled with an inability to make key operational decisions due to government regulations in Venezuela. The Company monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan operation’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of March 31, 2016, the Company continues to consolidate its Venezuelan subsidiary. As of March 31, 2016, the Company's total investment in Venezuela was approximately $35,000.

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
Refer to Note 11 to the consolidated financial statements for a discussion of the Company's debt.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations, including in highly inflationary countries such as Venezuela; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2015.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
At March 31, 2016, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 7,274 plaintiffs, which is a net decrease of 1,141 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 50,867 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 752 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2016 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2) (3)
January 1 - 31, 2016	847,109		$49.15	847,109	3,900,812
February 1 - 29, 2016	476,091	(1)	53.34	476,079	3,424,733
March 1 - 31, 2016	622,217		56.99	622,217	2,802,516
Total	1,945,417		52.68	1,945,405
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
In July 2013, the Company's Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 45 million shares.  Total shares purchased through the share repurchase programs were 42,197,484 shares at a total cost of $1.4 billion for a weighted average cost of $33.18 per share through March 31, 2016.

(3)	In April 2016, the Company's Board of Directors authorized a new share repurchase program for up to an additional 10 million of the Company's common shares.

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
April 22, 2016