Form 10-Q
period 2016-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2016-07-26
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

The number of shares outstanding of the registrant’s common shares as of June 30, 2016 was 67,264,898.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$592,418	$664,740	$1,143,140	$1,322,640
Cost of goods sold	389,491	438,959	751,111	876,469
Gross profit	202,927	225,781	392,029	446,171
Selling, general & administrative expenses	120,497	127,755	234,307	257,646
Rationalization and asset impairment charges	—	1,239	—	1,239
Loss on deconsolidation of Venezuelan subsidiary	34,348	—	34,348	—
Operating income	48,082	96,787	123,374	187,286

Other income (expense):
Interest income	435	738	865	1,331
Equity earnings in affiliates	839	979	1,465	1,828
Other income	588	317	1,249	2,927
Interest expense	(4,186)	(4,387)	(8,013)	(6,231)
Total other income (expense)	(2,324)	(2,353)	(4,434)	(145)
Income before income taxes	45,758	94,434	118,940	187,141
Income taxes	14,449	23,558	34,007	47,947
Net income including non-controlling interests	31,309	70,876	84,933	139,194
Non-controlling interests in subsidiaries’ loss	(8)	(22)	(22)	(58)
Net income	$31,317	$70,898	$84,955	$139,252

Basic earnings per share	$0.46	$0.95	$1.23	$1.84
Diluted earnings per share	$0.45	$0.94	$1.22	$1.82
Cash dividends declared per share	$0.32	$0.29	$0.64	$0.58

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income including non-controlling interests	$31,309	$70,876	$84,933	$139,194
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $207 and $4 in the three and six months ended June 30, 2016; $160 and $218 in the three and six months ended June 30, 2015	(645)	(579)	191	521
Defined benefit pension plan activity, net of tax of $1,132 and $2,043 in the three and six months ended June 30, 2016; $1,975 and $4,370 in the three and six months ended June 30, 2015	2,617	3,571	4,235	7,109
Currency translation adjustment	(18,997)	15,150	5,252	(41,402)
Other comprehensive income (loss):	(17,025)	18,142	9,678	(33,772)
Comprehensive income	14,284	89,018	94,611	105,422
Comprehensive income (loss) attributable to non-controlling interests	(58)	5	(57)	(572)
Comprehensive income attributable to shareholders	$14,342	$89,013	$94,668	$105,994

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2016	December 31, 2015
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$237,019	$304,183
Accounts receivable (less allowance for doubtful accounts of $7,363 in 2016; $7,299 in 2015)	291,645	264,715
Inventories:
Raw materials	85,249	87,919
Work-in-process	45,770	39,555
Finished goods	161,568	148,456
Total inventory	292,587	275,930
Other current assets	100,367	91,167
Total Current Assets	921,618	935,995

Property, Plant and Equipment
Land	46,157	45,775
Buildings	340,763	362,325
Machinery and equipment	706,821	696,849
Property, plant and equipment	1,093,741	1,104,949
Less accumulated depreciation	709,874	693,626
Property, Plant and Equipment, Net	383,867	411,323
Goodwill	237,457	187,504
Non-current assets	294,459	249,349
TOTAL ASSETS	$1,837,401	$1,784,171

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$159,908	$4,278
Trade accounts payable	173,037	152,620
Other current liabilities	226,845	213,224
Total Current Liabilities	559,790	370,122

Long-Term Liabilities
Long-term debt, less current portion	360,931	350,347
Other long-term liabilities	124,266	131,254
Total Long-Term Liabilities	485,197	481,601

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	283,166	272,908
Retained earnings	2,167,000	2,125,838
Accumulated other comprehensive loss	(286,554)	(296,267)
Treasury shares	(1,381,860)	(1,180,750)
Total Shareholders’ Equity	791,610	931,587
Non-controlling interests	804	861
Total Equity	792,414	932,448

TOTAL LIABILITIES AND EQUITY	$1,837,401	$1,784,171

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,955	$139,252
Non-controlling interests in subsidiaries’ loss	(22)	(58)
Net income including non-controlling interests	84,933	139,194
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	—	30
Loss on deconsolidation of Venezuelan subsidiary	34,348	—
Depreciation and amortization	32,232	31,718
Equity earnings in affiliates, net	(58)	(488)
Deferred income taxes	(8,163)	(6,337)
Stock-based compensation	4,843	3,889
Pension expense	9,256	10,604
Pension contributions and payments	(21,577)	(47,705)
Other, net	(2,075)	(3,342)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(22,393)	(13,682)
(Increase) decrease in inventories	(15,492)	1,540
(Increase) decrease in other current assets	(1,609)	30,632
Increase (decrease) in trade accounts payable	22,228	(31,217)
Increase in other current liabilities	9,616	13,203
Net change in other long-term assets and liabilities	(732)	2,031
NET CASH PROVIDED BY OPERATING ACTIVITIES	125,357	130,070

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,779)	(29,217)
Acquisition of businesses, net of cash acquired	(71,567)	—
Proceeds from sale of property, plant and equipment	679	1,421
Other investing activities	(283)	2,024
NET CASH USED BY INVESTING ACTIVITIES	(95,950)	(25,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,892	1,729
Payments on short-term borrowings	(1,522)	(6,968)
Amounts due banks, net	159,090	2,451
Proceeds from long-term borrowings	261	152,500
Payments on long-term borrowings	(451)	(5,662)
Proceeds from exercise of stock options	5,715	4,036
Excess tax benefits from stock-based compensation	1,522	1,293
Purchase of shares for treasury	(202,933)	(158,468)
Cash dividends paid to shareholders	(44,647)	(44,248)
Other financing activities	(18,244)	(7,996)
NET CASH USED BY FINANCING ACTIVITIES	(99,317)	(61,333)

Effect of exchange rate changes on Cash and cash equivalents	2,746	(8,607)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,164)	34,358

Cash and cash equivalents at beginning of period	304,183	278,379
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$237,019	$312,737
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share amounts

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
As used in this report, the term “Company,” except as otherwise indicated by the context, means Lincoln Electric Holdings, Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest.
The consolidated financial statements include the accounts of all legal entities in which the Company holds a controlling financial interest. The Company is also considered to have a controlling financial interest in a variable interest entity (“VIE”) if the Company determines it is the primary beneficiary of the VIE. Investments in legal entities in which the Company does not own a majority interest but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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
Venezuela — Deconsolidation
Effective June 30, 2016, the Company determined that deteriorating conditions in Venezuela have led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiary. Therefore, as of June 30, 2016, the Company deconsolidated the financial statements of its subsidiary in Venezuela and began reporting the results under the cost method of accounting. As a result of the deconsolidation, the Company recorded a pretax charge of $34,348 ($33,251 after-tax) in the second quarter of 2016. The pretax charge includes the write-off of the Company’s investment in Venezuela, including all inter-company balances and $283 of Cash and cash equivalents. Additionally, the charge includes foreign currency translation losses and pension losses previously included in Accumulated other comprehensive loss.
The restrictive exchange controls in Venezuela and the lack of access to U.S. dollars through official currency exchange mechanisms have resulted in an other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and have restricted the Venezuela operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. Additionally, other operating restrictions including government controls on pricing, profits, imports and restrictive labor laws have significantly impacted the Company’s ability to make key operational decisions, including the ability to manage its capital structure, purchasing, product pricing and labor relations. The Company expects these conditions will continue for the foreseeable future.
Subsequent to the deconsolidation under the voting interest consolidation model, the Company determined that the Venezuelan subsidiary is considered to be a VIE. As the Company does not have the power to direct the activities that most significantly affect the Venezuela subsidiary's economic performance, the Company is not the primary beneficiary of the VIE and therefore would not consolidate the entity under the VIE consolidation model. Due to the lack of ability to settle U.S. dollar obligations, the Company does not intend to sell into nor purchase inventory from the Venezuela entity at this time. Additionally, the Company has no remaining financial commitments to the Venezuelan subsidiary and therefore believes the exposure to future losses are not material.
Although the Venezuela operations will continue to operate in future periods under the cost method of accounting, the Company will no longer include the results of the Venezuelan subsidiary in its Consolidated Financial Statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Prior to deconsolidation, the financial statements of the Company’s Venezuelan operation had been reported under highly inflationary accounting rules since January 1, 2010.  Under highly inflationary accounting, the financial statements of the Company’s Venezuelan operation had been remeasured into the Company’s reporting currency and exchange gains and losses from the remeasurement of monetary assets and liabilities were reflected in current earnings.
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
In the first quarter of 2016, the Venezuelan government reduced its three-tier system of exchange rates to two tiers and stated that the SIMADI rate, which was renamed DICOM, would be free floating. As of June 30, 2016, the DICOM rate was 628.3 bolivars to the U.S. dollar.
New Accounting Pronouncements Adopted:
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 modifies the evaluation of whether limited partnership and similar legal entities are VIEs or voting interest entities; affects the consolidation analysis of reporting entities that are involved with VIEs; and provides scope exceptions. The amendment may be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective or retrospectively. ASU 2015-02 was adopted by the Company effective January 1, 2016 and did not have an impact on the Company's financial statements.
New Accounting Pronouncements Yet to be Adopted:
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decrease of expected credit losses that have taken place during the period. The amendment should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on the Company's financial statements.
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

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$31,317	$70,898	$84,955	$139,252
Denominator (shares in 000's):
Basic weighted average shares outstanding	68,181	75,000	68,883	75,621
Effect of dilutive securities - Stock options and awards	709	773	686	795
Diluted weighted average shares outstanding	68,890	75,773	69,569	76,416
Basic earnings per share	$0.46	$0.95	$1.23	$1.84
Diluted earnings per share	$0.45	$0.94	$1.22	$1.82
For the three months ended June 30, 2016 and 2015, common shares subject to equity-based awards of 810,200 and 556,371, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2016 and 2015, common shares subject to equity-based awards of 750,209 and 481,831, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — ACQUISITIONS
During May 2016, the Company acquired Vizient Manufacturing Solutions ("Vizient"). Vizient, based in Bettendorf, Iowa, is a robotic integrator specializing in custom engineered tooling and automated arc welding systems for general and heavy fabrication applications. The acquisition will assist in diversifying end-market exposure and broadening global growth opportunities.
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
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being adjusted earnings before interest and income taxes (“Adjusted EBIT”).  EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended June 30, 2016
Net sales	$388,372	$132,815	$71,231	$—	$592,418
Inter-segment sales	23,456	3,841	2,824	(30,121)	—
Total	$411,828	$136,656	$74,055	$(30,121)	$592,418

Adjusted EBIT	$65,201	$9,670	$9,284	$(298)	$83,857
Special items charge	—	—	—	34,348	34,348
EBIT	$65,201	$9,670	$9,284	$(34,646)	$49,509
Interest income					435
Interest expense					(4,186)
Income before income taxes					$45,758

Three Months Ended June 30, 2015
Net sales	$451,001	$141,927	$71,812	$—	$664,740
Inter-segment sales	23,902	5,311	2,716	(31,929)	—
Total	$474,903	$147,238	$74,528	$(31,929)	$664,740

Adjusted EBIT	$79,421	$11,017	$8,250	$634	$99,322
Special items charge	—	1,239	—	—	1,239
EBIT	$79,421	$9,778	$8,250	$634	$98,083
Interest income					738
Interest expense					(4,387)
Income before income taxes					$94,434

Six Months Ended June 30, 2016
Net sales	$747,380	$257,120	$138,640	$—	$1,143,140
Inter-segment sales	47,287	8,267	5,127	(60,681)	—
Total	$794,667	$265,387	$143,767	$(60,681)	$1,143,140

Adjusted EBIT	$126,639	$15,903	$16,995	$899	$160,436
Special items charge	—	—	—	34,348	34,348
EBIT	$126,639	$15,903	$16,995	$(33,449)	$126,088
Interest income					865
Interest expense					(8,013)
Income before income taxes					$118,940

Six months ended June 30, 2015
Net sales	$899,838	$281,174	$141,628	$—	$1,322,640
Inter-segment sales	46,925	10,338	4,727	(61,990)	—
Total	$946,763	$291,512	$146,355	$(61,990)	$1,322,640

Adjusted EBIT	$154,836	$21,951	$15,799	$694	$193,280
Special items charge	—	1,239	—	—	1,239
EBIT	$154,836	$20,712	$15,799	$694	$192,041
Interest income					1,331
Interest expense					(6,231)
Income before income taxes					$187,141

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the three and six months ended June 30, 2016, special items within Corporate/Eliminations reflect a loss on the deconsolidation of the Venezuelan subsidiary.
In the three and six months ended June 30, 2015, special items in International Welding reflect rationalization activity charges.

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS
In prior periods, the Company initiated various rationalization plans whose costs were substantially recognized in the prior year. As such, no charges were recorded in the six months ended June 30, 2016. A description of each restructuring plan and the related costs follows:
Americas Welding Plans:
During 2015, the Company initiated a rationalization plan within Americas Welding that included a voluntary separation incentive program covering certain U.S.-based employees. The plan was completed during 2016.
International Welding Plans:
During 2015, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring to better align cost structures with economic conditions and operating needs. The Company does not anticipate any additional charges related to the completion of these plans. At June 30, 2016, liabilities relating to the International Welding plans of $6,411 were recognized in Other current liabilities.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods. The following tables summarize the activity related to the rationalization liabilities by segment for the six months ended June 30, 2016:

	Americas Welding	International Welding	Consolidated
Balance, December 31, 2015	$67	$7,598	$7,665
Payments and other adjustments	(67)	(1,187)	(1,254)
Charged to expense	—	—	—
Balance, June 30, 2016	$—	$6,411	$6,411

NOTE 6 — EQUITY
Changes in equity for the six months ended June 30, 2016 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$931,587	$861	$932,448
Comprehensive income (loss):
Net income (loss)	84,955	(22)	84,933
Other comprehensive income (loss)	9,713	(35)	9,678
Total comprehensive income (loss)	94,668	(57)	94,611

Cash dividends declared - $0.64 per share	(43,792)	—	(43,792)
Issuance of shares under benefit plans	12,080	—	12,080
Purchase of shares for treasury	(202,933)	—	(202,933)
Balance at June 30, 2016	$791,610	$804	$792,414

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In April 2016, the Company's Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and six month period ended June 30, 2016, the Company purchased a total of 1.7 million and 3.6 million shares, respectively.  As of June 30, 2016, there remained 11.1 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2016	$1,384		$(98,158)		$(172,805)		$(269,579)
Other comprehensive income (loss) before reclassification	(339)		5		(21,790)	[3]	(22,124)
Amounts reclassified from AOCI	(306)	[1]	2,612	[2]	2,843	[4]	5,149
Net current-period other comprehensive income (loss)	(645)		2,617		(18,947)		(16,975)
Balance at June 30, 2016	$739		$(95,541)		$(191,752)		$(286,554)

	Three Months Ended June 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2015	$1,091		$(194,355)		$(146,731)		$(339,995)
Other comprehensive income (loss) before reclassification	(893)		—		15,123	[3]	14,230
Amounts reclassified from AOCI	314	[1]	3,571	[2]	—		3,885
Net current-period other comprehensive income (loss)	(579)		3,571		15,123		18,115
Balance at June 30, 2015	$512		$(190,784)		$(131,608)		$(321,880)

1
During the 2016 period, this AOCI reclassification is a component of Net sales of $(152) (net of tax of $(69)) and Cost of goods sold of $(154) (net of tax of $(16)); during the 2015 period, the reclassification is a component of Net sales of $8 (net of tax of $(75)) and Cost of goods sold of $306 (net of tax of $205). (See Note 14 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,132 and $1,975 during the three months ended June 30, 2016 and 2015, respectively). (See Note 12 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income (loss) before reclassifications excludes $(51) and $27 attributable to Non-controlling interests in the three months ended June 30, 2016 and 2015, respectively.

4
The reclassification from AOCI reflects foreign currency translation losses recognized due to the Company's deconsolidation of its Venezuelan subsidiary. (See Note 1 - Significant Accounting Policies for additional details.)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	1,360		(15)		2,444	[3]	3,789
Amounts reclassified from AOCI	(1,169)	[1]	4,250	[2]	2,843	[4]	5,924
Net current-period other comprehensive income (loss)	191		4,235		5,287		9,713
Balance at June 30, 2016	$739		$(95,541)		$(191,752)		$(286,554)

	Six Months Ended June 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	429		—		(40,888)	[3]	(40,459)
Amounts reclassified from AOCI	92	[1]	7,109	[2]	—		7,201
Net current-period other comprehensive income (loss)	521		7,109		(40,888)		(33,258)
Balance at June 30, 2015	$512		$(190,784)		$(131,608)		$(321,880)

1
During the 2016 period, this AOCI reclassification is a component of Net sales of $(939) (net of tax of $(347)) and Cost of goods sold of $(230) (net of tax of $6); during the 2015 period, the reclassification is a component of Net sales of $(521) (net of tax of $(324)) and Cost of goods sold of $613 (net of tax of $407). (See Note 14 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $2,043 and $4,370 during the six months ended June 30, 2016 and 2015, respectively). (See Note 12 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income (loss) before reclassifications excludes $(36) and $(514) attributable to Non-controlling interests in the six months ended June 30, 2016 and 2015, respectively.

4
The reclassification from AOCI reflects foreign currency translation losses recognized due to the Company's deconsolidation of its Venezuelan subsidiary. (See Note 1 - Significant Accounting Policies for additional details.)

NOTE 7 — INVENTORY VALUATION
The valuation of last-in, first-out ("LIFO") method inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $61,787 at June 30, 2016 and $59,765 at December 31, 2015.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — ACCRUED EMPLOYEE BONUS
Other current liabilities at June 30, 2016 and 2015 include accruals for year-end bonuses and related payroll taxes of $48,506 and $59,402, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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

NOTE 10 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Balance at December 31	$19,469	$15,579
Accruals for warranties	6,444	7,327
Settlements	(6,178)	(6,796)
Foreign currency translation	107	(229)
Balance at June 30	$19,842	$15,881

NOTE 11 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2016, the Company was in compliance with all of its covenants and had $135,000 in outstanding borrowings under the Credit Agreement which was recorded in Short-term debt.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it agreed to issue Senior Unsecured Notes (the "Notes") in the aggregate principal amount of $350,000 through a private placement. At June 30, 2016, $349,175, net of debt issuance costs of $825 and excluding accretion of original issuance costs, was outstanding and recorded in Long-term debt, less current portion. The proceeds are being used for general corporate purposes. The Notes, as shown in the table below, have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an average tenure of 19 years. Interest is payable semi-annually. The Notes contain certain affirmative and negative covenants. As of June 30, 2016, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%

NOTE 12 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Service cost	$4,439		$5,038	$8,869		$10,460
Interest cost	6,018		10,413	12,029		20,744
Expected return on plan assets	(8,894)		(16,242)	(17,758)		(31,980)
Amortization of prior service cost	(99)		(156)	(198)		(312)
Amortization of net loss	3,648	[1]	5,872	6,314	[1]	11,692
Defined benefit plans	5,112		4,925	9,256		10,604
Multi-employer plans	193		211	395		428
Defined contribution plans	2,192		2,945	4,161		5,961
Total pension cost	$7,497		$8,081	$13,812		$16,993

1	The amortization of net loss includes a $959 charge resulting from the deconsolidation of the Venezuelan subsidiary during the three and six months ended June 30, 2016.
The Company voluntarily contributed $20,000 to its defined benefit plans in the United States during the six months ended June 30, 2016. The decrease in the components of total pension cost for the defined benefit plans in 2016 was primarily due to the purchase of a group annuity contract in August 2015.

NOTE 13 — INCOME TAXES
The Company recognized $34,007 of tax expense on pretax income of $118,940, resulting in an effective income tax rate of 28.6% for the six months ended June 30, 2016.  The effective income tax rate was 25.6% for the six months ended June 30, 2015. The 2016 and 2015 effective income tax rates were lower than the Company’s statutory rate primarily due to the utilization of U.S. tax credits, income earned in lower tax rate jurisdictions and the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company’s tax structure. The 2015 effective income tax rate was also lower due to refund interest recognized as a reduction to tax expense.
As of June 30, 2016, the Company had $14,496 of unrecognized tax benefits.  If recognized, approximately $8,880 would be reflected as a component of income tax expense.

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
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $2,384 in previously unrecognized tax benefits by the end of the second quarter 2017.

NOTE 14 — DERIVATIVES
The Company uses derivatives to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the six months ended June 30, 2016 and 2015.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2016.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts and interest rate swap agreements were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $121,144 at June 30, 2016 and $30,388 at December 31, 2015.
Net Investment Hedges
The Company has foreign currency forward contracts that were qualified and designated as net investment hedges. No such contracts were outstanding at June 30, 2016 and December 31, 2015.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $296,373 at June 30, 2016 and $267,626 at December 31, 2015.
The Company had short-term silver forward contracts with notional amounts of $2,804 at December 31, 2015.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	June 30, 2016		December 31, 2015
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$499	$568	$178	$731
Interest rate swap agreements	—	162	—	—
Not designated as hedging instruments:
Foreign exchange contracts	3,982	3,732	625	2,303
Commodity contracts	—	—	40	8
Total derivatives	$4,481	$4,462	$843	$3,042

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2016	2015	2016	2015
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(10,507)	$2,512	$(6,910)	$(7,092)
Commodity contracts	Cost of goods sold	(373)	194	(742)	50
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Operations consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2016	December 31, 2015
Foreign exchange contracts	$(260)	$(551)
Net investment contracts	1,099	1,099
Interest rate swap agreements	(100)	—
The Company expects a loss of $260 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2016	2015	2016	2015
Foreign exchange contracts	Sales	$(152)	$8	$(939)	$(521)
	Cost of goods sold	(154)	306	(230)	613

NOTE 15 - FAIR VALUE
The following table provides a summary of assets and liabilities as of June 30, 2016, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$4,481	$—	$4,481	$—
Total assets	$4,481	$—	$4,481	$—

Liabilities:
Foreign exchange contracts	$4,300	$—	$4,300	$—
Interest rate swap agreements	162	—	162	—
Contingent considerations	9,251	—	—	9,251
Forward contract	14,936	—	—	14,936
Deferred compensation	24,266	—	24,266	—
Total liabilities	$52,915	$—	$28,728	$24,187

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the six months ended June 30, 2016, there were no transfers between Levels 1, 2 or 3.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $9,251 as of June 30, 2016. Under the contingent consideration agreements, the amounts to be paid are based upon actual financial results of the acquired entities for specified future periods.  The fair value of the contingent considerations are a Level 3 valuation and fair valued using probability weighted discounted cash flow analyses.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity through 2016. A liability was recorded for the Canadian dollar denominated forward contract at a fair value of $14,936 as of June 30, 2016. The change in liability from December 31, 2015 was primarily the result of a $14,438 payment to acquire an additional financial interest in the entity offset by foreign exchange translation and additional accruals of $531 for the six months ended June 30, 2016. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecasted earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate of 3.5% reflective of the Company's cost of debt and 13.7% as a risk adjusted cost of capital.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2016 and December 31, 2015.  The fair value of long-term debt at June 30, 2016 and December 31, 2015, including the current portion, was approximately $381,128 and $342,602, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $361,089 and $351,803, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
As further described in Note 1 to the consolidated financial statements, effective June 30, 2016, the Company determined that it no longer had control of its subsidiary in Venezuela as a result of restrictive exchange controls and Venezuelan operating restrictions that have significantly impacted the ability to make key operational decisions.  As a result, the Company has deconsolidated its subsidiary in Venezuela. Operating results through June 30, 2016 include the results of the Venezuelan subsidiary.

Results of Operations
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016		2015		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$592,418	100.0%	$664,740	100.0%	$(72,322)	(10.9%)
Cost of goods sold	389,491	65.7%	438,959	66.0%	(49,468)	(11.3%)
Gross profit	202,927	34.3%	225,781	34.0%	(22,854)	(10.1%)
Selling, general & administrative expenses	120,497	20.3%	127,755	19.2%	(7,258)	(5.7%)
Rationalization and asset impairment charges	—	—	1,239	0.2%	(1,239)	(100.0%)
Loss on deconsolidation of Venezuelan subsidiary	34,348	5.8%	—	—	34,348	100.0%
Operating income	48,082	8.1%	96,787	14.6%	(48,705)	(50.3%)
Interest income	435	0.1%	738	0.1%	(303)	(41.1%)
Equity earnings in affiliates	839	0.1%	979	0.1%	(140)	(14.3%)
Other income	588	0.1%	317	—	271	85.5%
Interest expense	(4,186)	(0.7%)	(4,387)	(0.7%)	201	4.6%
Income before income taxes	45,758	7.7%	94,434	14.2%	(48,676)	(51.5%)
Income taxes	14,449	2.4%	23,558	3.5%	(9,109)	(38.7%)
Net income including non-controlling interests	31,309	5.3%	70,876	10.7%	(39,567)	(55.8%)
Non-controlling interests in subsidiaries’ loss	(8)	—	(22)	—	14	63.6%
Net income	$31,317	5.3%	$70,898	10.7%	$(39,581)	(55.8%)
Net Sales:  Net sales for the second quarter of 2016 decreased 10.9% from the second quarter 2015.  The sales decrease reflects volume decreases of 9.7%, price increases of 28.4%, increases from acquisitions of 3.0% and unfavorable impacts from foreign exchange of 32.6%.  Sales volumes decreased primarily as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels reflecting the highly inflationary environment in Venezuela. Excluding Venezuela, pricing and foreign exchange had unfavorable impacts of 0.9% and 1.5%, respectively.
Gross Profit:  Gross profit decreased 10.1% to $202,927 for the second quarter 2016 compared with $225,781 in the second quarter 2015.  As a percentage of Net sales, Gross profit increased to 34.3% in the second quarter 2016 from 34.0% in the second quarter 2015.  Gross margins increased due to lower raw material costs and the benefit of cost reduction actions. The second quarter 2016 includes a LIFO charge of $2,022 compared with a credit of $2,930 in the prior year period.
Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were lower by $7,258, or 5.7%, in the second quarter 2016 compared with the second quarter of 2015.  As a percentage of Net sales, SG&A expenses were 20.3% and 19.2% in the second quarter 2016 and 2015, respectively.  The decrease in SG&A expenses was predominantly due to lower bonus expense of $6,091, lower salaries and wages of $2,203 and lower foreign exchange transaction losses of $2,264, partially offset by incremental SG&A from acquisitions of $3,986. Foreign currency exchange rates had a $2,749 favorable translation impact on SG&A expenses.
Loss on Deconsolidation of Venezuelan Subsidiary: In the second quarter 2016, the Company recorded a loss of $34,348, $33,251 after-tax, related to the deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional information.
Interest Expense:  Interest expense decreased to $4,186 in the second quarter 2016 from $4,387 in the second quarter of 2015. The decrease is due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary in the prior-year period.

Income Taxes:  The Company recognized $14,449 of tax expense on pretax income of $45,758, resulting in an effective income tax rate of 31.6% for the three months ended June 30, 2016 compared with an effective income tax rate of 24.9% in the second quarter of 2015. The effective income tax rate is higher in the current period as compared to the second quarter of 2015 due to the impact of the deconsolidation of Venezuela partially offset by the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company’s tax structure.
Net Income:  Net income for the second quarter 2016 was $31,317 compared with $70,898 in the second quarter of 2015.  Diluted earnings per share for the second quarter 2016 were $0.45 compared with $0.94 in the second quarter of 2015.  Reported net income includes a loss related to the deconsolidation of the Company's Venezuelan subsidiary partially offset by reduced income tax associated with the reversal of valuation allowances on deferred tax assets more-likely-than-not to be realized.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended June 30, 2016:

		Change in Net Sales due to:
	Net Sales 2015	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2016
Operating Segments
Americas Welding	$451,001	$(59,999)	$16,323	$193,706	$(212,659)	$388,372
International Welding	141,927	(5,112)	3,702	(3,883)	(3,819)	132,815
The Harris Products Group	71,812	736	—	(809)	(508)	71,231
Consolidated	$664,740	$(64,375)	$20,025	$189,014	$(216,986)	$592,418

Americas Welding (excluding Venezuela)	427,649	(55,013)	16,323	(1,071)	(5,349)	382,539
Consolidated (excluding Venezuela)	641,389	(59,389)	20,025	(5,764)	(9,676)	586,585

% Change
Americas Welding		(13.3%)	3.6%	43.0%	(47.2%)	(13.9%)
International Welding		(3.6%)	2.6%	(2.7%)	(2.7%)	(6.4%)
The Harris Products Group		1.0%	—	(1.1%)	(0.7%)	(0.8%)
Consolidated		(9.7%)	3.0%	28.4%	(32.6%)	(10.9%)

Americas Welding (excluding Venezuela)		(12.9%)	3.8%	(0.3%)	(1.3%)	(10.5%)
Consolidated (excluding Venezuela)		(9.3%)	3.1%	(0.9%)	(1.5%)	(8.5%)

Net sales volumes for the second quarter of 2016 decreased for Americas Welding and International Welding due to softer demand associated with the current economic environment and weakness in oil and gas markets. Americas Welding volumes also decreased due to weakness in U.S. exports. Volumes increased for The Harris Products Group primarily from the retail market. The product pricing increase was driven by the Americas Welding due to the highly inflationary environment in Venezuela.  Excluding Venezuela, pricing had a 0.9% unfavorable impact on sales in the quarter. The increase in Net sales from acquisitions was primarily driven by the acquisition of Rimrock Holdings Corporation ("Rimrock") within Americas Welding (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). All segments sales decreased due to a stronger U.S. dollar.

Adjusted Earnings Before Interest and Income Taxes (“Adjusted EBIT”):  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being Adjusted EBIT.  EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The following table presents Adjusted EBIT for the three months ended June 30, 2016 by segment compared with the comparable period in 2015:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Americas Welding:
Net sales	$388,372	$451,001	(62,629)	(13.9%)
Inter-segment sales	23,456	23,902	(446)	(1.9%)
Total Sales	$411,828	$474,903	(63,075)	(13.3%)

Adjusted EBIT	$65,201	$79,421	(14,220)	(17.9%)
As a percent of total sales	15.8%	16.7%		(0.9%)
International Welding:
Net sales	$132,815	$141,927	(9,112)	(6.4%)
Inter-segment sales	3,841	5,311	(1,470)	(27.7%)
Total Sales	$136,656	$147,238	(10,582)	(7.2%)

Adjusted EBIT	$9,670	$11,017	(1,347)	(12.2%)
As a percent of total sales	7.1%	7.5%		(0.4%)
The Harris Products Group:
Net sales	$71,231	$71,812	(581)	(0.8%)
Inter-segment sales	2,824	2,716	108	4.0%
Total Sales	$74,055	$74,528	(473)	(0.6%)

Adjusted EBIT	$9,284	$8,250	1,034	12.5%
As a percent of total sales	12.5%	11.1%		1.4%
Corporate / Eliminations:
Inter-segment sales	$(30,121)	$(31,929)	1,808	(5.7%)
Adjusted EBIT	(298)	634	(932)	(147.0%)
Consolidated:
Net sales	$592,418	$664,740	(72,322)	(10.9%)

Adjusted EBIT	$83,857	$99,322	(15,465)	(15.6%)

As a percent of sales	14.2%	14.9%		(0.7%)

Adjusted EBIT decreased for Americas Welding and International Welding in the three months ended June 30, 2016 as compared with the same period of the prior year primarily due to lower volumes. The increase in The Harris Products Group is primarily due to higher volumes and improved margins from favorable mix.
In the three months ended June 30, 2016, special items include a loss of $34,348 related to the deconsolidation of its Venezuelan subsidiary. The charge includes the write-off of the Company’s investment in Venezuela, including inter-company balances and $283 of Cash and cash equivalents. The charge also includes foreign currency translation losses and pension losses previously included in Accumulated other comprehensive loss.
In the three months ended June 30, 2015, special items include net charges of $1,239 in International Welding primarily related to employee severance and other costs.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016		2015		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,143,140	100.0%	$1,322,640	100.0%	$(179,500)	(13.6%)
Cost of goods sold	751,111	65.7%	876,469	66.3%	(125,358)	(14.3%)
Gross profit	392,029	34.3%	446,171	33.7%	(54,142)	(12.1%)
Selling, general & administrative expenses	234,307	20.5%	257,646	19.5%	(23,339)	(9.1%)
Rationalization and asset impairment charges	—	—	1,239	0.1%	(1,239)	(100.0%)
Loss on deconsolidation of Venezuelan subsidiary	34,348	3.0%	—	—	34,348	100.0%
Operating income	123,374	10.8%	187,286	14.2%	(63,912)	(34.1%)
Interest income	865	0.1%	1,331	0.1%	(466)	(35.0%)
Equity earnings in affiliates	1,465	0.1%	1,828	0.1%	(363)	(19.9%)
Other income	1,249	0.1%	2,927	0.2%	(1,678)	(57.3%)
Interest expense	(8,013)	(0.7%)	(6,231)	(0.5%)	(1,782)	(28.6%)
Income before income taxes	118,940	10.4%	187,141	14.1%	(68,201)	(36.4%)
Income taxes	34,007	3.0%	47,947	3.6%	(13,940)	(29.1%)
Net income including non-controlling interests	84,933	7.4%	139,194	10.5%	(54,261)	(39.0%)
Non-controlling interests in subsidiaries’ loss	(22)	—	(58)	—	36	62.1%
Net income	$84,955	7.4%	$139,252	10.5%	$(54,297)	(39.0%)
Net Sales:  Net sales for the six months ended June 30, 2016 decreased 13.6% from the comparable period in 2015.  The sales decrease reflects volume decreases of 11.9%, price increases of 19.9%, increases from acquisitions of 2.3% and unfavorable impacts from foreign exchange of 23.9%.  Sales volumes decreased as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela. Excluding Venezuela, pricing and foreign exchange had unfavorable impacts of 1.0% and 1.9%, respectively.
Gross Profit:  Gross profit decreased 12.1% to $392,029 for the six months ended June 30, 2016 compared with $446,171 in the comparable period in 2015.  As a percentage of Net sales, Gross profit increased to 34.3% in the six months ended June 30, 2016 from 33.7% in the comparable period in 2015. Gross margins increased due to lower raw material costs and the benefit of cost reduction actions. The six months ended June 30, 2016 includes a LIFO charge of $2,022 compared with a credit of $3,146 in the prior year period.
SG&A:  SG&A expenses were lower by $23,339, or 9.1%, in the six months ended June 30, 2016 compared with the comparable period in 2015.  As a percentage of Net sales, SG&A expenses were 20.5% and 19.5% in the six months ended June 30, 2016 and 2015, respectively.  The decrease in SG&A expenses was primarily due to lower bonus expense of $12,018, lower foreign exchange transaction losses of $7,284 and lower salaries and wages of $4,778 , partially offset by incremental SG&A from acquisitions of $6,720.  Foreign currency exchange rates had a $5,903 favorable translation impact on SG&A expenses.
Loss on Deconsolidation of Venezuelan Subsidiary: In the six months ended June 30, 2016, the Company recorded a loss of $34,348, $33,251 after-tax, related to the deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional information.
Other Income:  Other income decreased to $1,249 in the six months ended June 30, 2016 from $2,927 in the comparable period in 2015. The decrease was the result of a gain associated with the liquidation of a foreign subsidiary and the related non-controlling interest in 2015.
Interest Expense:  Interest expense increased to $8,013 in the six months ended June 30, 2016 from $6,231 in the comparable period in 2015. The increase was due to interest accrued on higher borrowings.

Income Taxes:  The Company recognized $34,007 of tax expense on pretax income of $118,940, resulting in an effective income tax rate of 28.6% for the six months ended June 30, 2016 compared with an effective income tax rate of 25.6% for the six months ended June 30, 2015. The effective income tax rate is higher in the current period as compared with the comparable period in 2015 due to the impact of the deconsolidation of Venezuela partially offset by the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company’s tax structure.
Net Income:  Net income for the six months ended June 30, 2016 was $84,955 compared with Net income of $139,252 in the six months ended June 30, 2015.  Diluted earnings per share for the six months ended June 30, 2016 was $1.22 compared with $1.82 in the comparable period in 2015.  Reported net income includes a loss related to the deconsolidation of the Company's Venezuelan subsidiary partially offset by reduced income tax associated with the reversal of valuation allowances on deferred tax assets more-likely-than-not to be realized.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the six months ended June 30, 2016:

		Change in Net Sales due to:
	Net Sales 2015	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2016
Operating Segments
Americas Welding	$899,838	$(145,062)	$23,300	$274,026	$(304,722)	$747,380
International Welding	281,174	(14,934)	7,168	(6,988)	(9,300)	257,120
The Harris Products Group	141,628	2,126	—	(3,213)	(1,901)	138,640
Consolidated	$1,322,640	$(157,870)	$30,468	$263,825	$(315,923)	$1,143,140

Americas Welding (excluding Venezuela)	$853,607	$(125,817)	$23,300	$(2,052)	$(12,472)	$736,566
Consolidated (excluding Venezuela)	$1,276,410	$(138,626)	$30,468	$(12,253)	$(23,672)	$1,132,327

% Change
Americas Welding		(16.1%)	2.6%	30.5%	(33.9%)	(16.9%)
International Welding		(5.3%)	2.5%	(2.5%)	(3.3%)	(8.6%)
The Harris Products Group		1.5%	—	(2.3%)	(1.3%)	(2.1%)
Consolidated		(11.9%)	2.3%	19.9%	(23.9%)	(13.6%)

Americas Welding (excluding Venezuela)		(14.7%)	2.7%	(0.2%)	(1.5%)	(13.7%)
Consolidated (excluding Venezuela)		(10.9%)	2.4%	(1.0%)	(1.9%)	(11.3%)

Net sales volumes for the six months ended June 30, 2016 decreased for Americas Welding and International Welding due to softer demand associated with the current economic environment and weakness in oil & gas markets. Americas Welding volumes also decreased due to weakness in U.S. exports. Volumes increased for The Harris Products Group primarily from the retail market. The product pricing increase was driven by Americas Welding due to the highly inflationary environment in Venezuela.  Excluding Venezuela, pricing had a 1.0% unfavorable impact on sales in the quarter. The increase in Net sales from acquisitions was primarily driven by the acquisition of Rimrock within Americas Welding (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). All segments sales decreased due to the translation effect of a stronger U.S. dollar. Excluding Venezuela, foreign exchange had a 1.9% unfavorable impact on sales in the six months ended June 30, 2016.

Adjusted EBIT:  The following table presents Adjusted EBIT for the six months ended June 30, 2016 by segment compared with the comparable period in 2015:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Americas Welding:
Net sales	$747,380	$899,838	(152,458)	(16.9%)
Inter-segment sales	47,287	46,925	362	0.8%
Total Sales	$794,667	$946,763	(152,096)	(16.1%)

Adjusted EBIT	$126,639	$154,836	(28,197)	(18.2%)
As a percent of total sales	15.9%	16.4%		(0.5%)
International Welding:
Net sales	$257,120	$281,174	(24,054)	(8.6%)
Inter-segment sales	8,267	10,338	(2,071)	(20.0%)
Total Sales	$265,387	$291,512	(26,125)	(9.0%)

Adjusted EBIT	$15,903	$21,951	(6,048)	(27.6%)
As a percent of total sales	6.0%	7.5%		(1.5%)
The Harris Products Group:
Net sales	$138,640	$141,628	(2,988)	(2.1%)
Inter-segment sales	5,127	4,727	400	8.5%
Total Sales	$143,767	$146,355	(2,588)	(1.8%)

Adjusted EBIT	$16,995	$15,799	1,196	7.6%
As a percent of total sales	11.8%	10.8%		1.0%
Corporate / Eliminations:
Inter-segment sales	$(60,681)	$(61,990)	1,309	(2.1%)
Adjusted EBIT	899	694	205	29.5%
Consolidated:
Net sales	$1,143,140	$1,322,640	(179,500)	(13.6%)

Adjusted EBIT	$160,436	$193,280	(32,844)	(17.0%)

As a percent of sales	14.0%	14.6%		(0.6%)
Adjusted EBIT decreased for Americas Welding and International Welding in the six months ended June 30, 2016 as compared with the same period of the prior year due to volume decreases. The increase in The Harris Products Group is primarily due to favorable product mix associated with volume increases.
In the six months ended June 30, 2016, special items include a loss of $34,348 related to the deconsolidation of its Venezuelan subsidiary. The charge includes the write-off of the Company’s investment in Venezuela, including inter-company balances and $283 of Cash and cash equivalents. The charge also includes foreign currency translation losses and pension losses previously included in Accumulated other comprehensive loss.
In the six months ended June 30, 2015, special items include charges of $1,239 in International Welding primarily related to employee severance and other costs.

Non-GAAP Financial Measures
Adjusted operating income, Adjusted net income, Adjusted diluted earnings per share and Return on invested capital are non-GAAP financial measures. Management uses non-GAAP measures to assess the Company's operating performance by excluding certain disclosed special items that management believes are not representative of the Company's core business. Management believes that excluding these special items enables them to make better period-over-period comparisons and benchmark the Company's operational performance against other companies in its industry more meaningfully. Furthermore, management believe that non-GAAP financial measures provide investors with meaningful information that provides a more complete understanding of Company operating results and enables investors to analyze financial and business trends more thoroughly. Non-GAAP financial measures should not be viewed in isolation, are not a substitute for GAAP measures and have limitations including, but not limited to, their usefulness as comparative measures as other companies may define their non-GAAP measures differently.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income as reported	$48,082	$96,787	$123,374	$187,286
Special items (pre-tax):
Rationalization and asset impairment charges	—	1,239	—	1,239
Loss on deconsolidation of Venezuelan subsidiary	34,348	—	34,348	—
Adjusted operating income	$82,430	$98,026	$157,722	$188,525
Special items included in Operating income during the three and six months ended June 30, 2016 reflect a loss on the deconsolidation of the Venezuelan subsidiary. Special items included in Operating income during the three and six months ended June 30, 2015 represent rationalization charges related to employee severance and other related costs.
The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income as reported	$31,317	$70,898	$84,955	$139,252
Special items (after-tax):
Rationalization and asset impairment charges	—	900	—	900
Loss on deconsolidation of Venezuelan subsidiary	33,251	—	33,251	—
Income tax valuation reversal	(7,196)	—	(7,196)	—
Adjusted net income	$57,372	$71,798	$111,010	$140,152

Diluted earnings per share as reported	$0.45	$0.94	$1.22	$1.82
Special items	0.38	0.01	0.38	0.01
Adjusted diluted earnings per share	$0.83	$0.95	$1.60	$1.83
Special items included in Net income during the three and six months ended June 30, 2016 reflect a loss on the deconsolidation of the Venezuelan subsidiary and the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company’s tax structure. Special items included in Net income during the three and six months ended June 30, 2015 represent rationalization charges related to employee severance and other related costs.

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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2016	2015	Change
Cash provided by operating activities	$125,357	$130,070	$(4,713)
Cash used by investing activities	(95,950)	(25,772)	(70,178)
Capital expenditures	(24,779)	(29,217)	4,438
Acquisition of businesses, net of cash acquired	(71,567)	—	(71,567)
Proceeds from sale of property, plant and equipment	679	1,421	(742)
Other investing activities	(283)	2,024	(2,307)
Cash used by financing activities	(99,317)	(61,333)	(37,984)
Proceeds from (payments on) short-term borrowings, net	159,460	(2,788)	162,248
(Payments on) proceeds from long-term borrowings, net	(190)	146,838	(147,028)
Proceeds from exercise of stock options	5,715	4,036	1,679
Excess tax benefits from stock-based compensation	1,522	1,293	229
Purchase of shares for treasury	(202,933)	(158,468)	(44,465)
Cash dividends paid to shareholders	(44,647)	(44,248)	(399)
Other financing activities	(18,244)	(7,996)	(10,248)
(Decrease) increase in Cash and cash equivalents	(67,164)	34,358
Cash and cash equivalents decreased 22.1% or $67,164 during the six months ended June 30, 2016 to $237,019 from $304,183 as of December 31, 2015.  This decrease was predominantly due to cash used in the acquisition of businesses and the purchase of common shares for treasury. The decrease in Cash and cash equivalents during the six months ended June 30, 2016 compares to an increase of 12.3% or $34,358 to $312,737 during the six months ended June 30, 2015. At June 30, 2016, $227,350 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
Cash provided by operating activities decreased by $4,713 for the six months ended June 30, 2016, compared with the six months ended June 30, 2015.  The decrease was predominantly due to lower earnings in the current period.
Cash used by investing activities increased by $70,178 for the six months ended June 30, 2016, compared with the six months ended June 30, 2015.  The increase was predominantly due to an increase in cash used in the acquisition of businesses. The Company currently anticipates capital expenditures of $55,000 to $65,000 in 2016.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company's continued international expansion.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities increased by $37,984 to $99,317 in the six months ended June 30, 2016, compared with the six months ended June 30, 2015.  The increase was predominantly due to higher purchases of common shares for treasury.
The Company anticipates share repurchases of approximately $400,000 in 2016.
The Company’s total debt levels increased from $354,625 at December 31, 2015 to $520,839 at June 30, 2016.  The increase was predominantly due to additional short-term borrowings. Total debt to total invested capital increased to 39.7% at June 30, 2016 from 27.6% at December 31, 2015.
During July 2016, the Company committed to pricing on private placement debt in the aggregate principal amount of $350,000.  The debt will have maturities ranging from 12 to 25 years and a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs.  The commitment is expected to be finalized and proceeds received during the fourth quarter of 2016.  The proceeds will be used for general corporate purposes.
In July 2016, the Company paid a cash dividend of $0.32 per share, or $21,525 to shareholders of record on June 30, 2016.

Working Capital Ratios

	June 30, 2016	December 31, 2015	June 30, 2015
Operating working capital to net sales [1]	17.4%	17.1%	18.7%
Days sales in Total inventory	97.0	89.2	95.7
Days sales in Accounts receivable	48.4	46.9	49.7
Average days in Trade accounts payable	45.1	38.7	40.4
1 Operating working capital to net sales is defined as the sum of Accounts receivable and Total inventory less Trade accounts payable divided by annualized rolling three months of net sales.

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
ROIC for the twelve months ended June 30, 2016 and 2015 were as follows:

	Twelve Months Ended June 30,
Return on Invested Capital	2016	2015
Net income	$73,181	$260,153
Rationalization and asset impairment charges (gains), net of tax of $1,437 and ($651) in 2016 and 2015, respectively	17,281	31,122
Loss on deconsolidation of Venezuelan subsidiary, net of tax of $1,097	33,251	—
Income tax valuation reversals	(7,196)	—
Pension settlement charges, net of tax of $55,428	87,310	—
Venezuela currency devaluation	27,214	—
Noncontrolling interests	—	(805)
Adjusted net income	$231,041	$290,470
Plus: Interest expense , net of tax of $9,038 and $5,402 in 2016 and 2015, respectively	14,568	8,707
Less: Interest income , net of tax of $861 and $990 in 2016 and 2015, respectively	1,387	1,595
Adjusted net income before tax effected interest	$244,222	$297,582

Invested Capital	June 30, 2016	June 30, 2015
Short-term debt	$159,908	$62,595
Long-term debt	360,931	151,563
Total debt	520,839	214,158
Total equity	792,414	1,196,658
Invested capital	$1,313,253	$1,410,816
Return on invested capital	18.6%	21.1%

Venezuela — Deconsolidation
Effective June 30, 2016, the Company determined that deteriorating conditions in Venezuela have led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiary. Therefore, as of June 30, 2016, the Company deconsolidated the financial statements of its subsidiary in Venezuela and began reporting the results under the cost method of accounting. As a result of the deconsolidation, the Company recorded a pretax charge of $34,348 ($33,251 after-tax or $0.48 per share) in the second quarter of 2016. The pretax charge includes the write-off of the Company’s investment in Venezuela, including all inter-company balances and $283 of Cash and cash equivalents. Additionally, the charge includes foreign currency translation losses and pension losses previously included in Accumulated other comprehensive loss.
Prior to deconsolidation, in the six months ended June 30, 2016, the Company’s Venezuela operations contributed $10,813 to Net sales, losses of $452 to Net income and had no impact to diluted earnings per share. In the six months ended June 30, 2015, the Company’s Venezuela operations contributed $46,230 to Net sales and $3,187 to Net income, or $0.04 per diluted share.
Subsequent to the deconsolidation under the voting interest consolidation model, the Company determined that the Venezuelan subsidiary is considered to be a variable interest entity ("VIE"). As the Company does not have the power to direct the activities that most significantly affect the Venezuela subsidiary's economic performance, the Company is not the primary beneficiary of the VIE and therefore would not consolidate the entity under the VIE consolidation model. Due to the lack of ability to settle U.S. dollar obligations, the Company does not intend to sell into nor purchase inventory from the Venezuela entity at this time. Additionally, the Company has no remaining financial commitments to the Venezuelan subsidiary and therefore believes the exposure to future losses are not material.
Although the Venezuela operations will continue to operate, in future periods under the cost method of accounting, the Company will no longer include the results of the Venezuelan subsidiary in its Consolidated Financial Statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future.
Refer to Note 1 to the consolidated financial statements for further discussion of the deconsolidation of the Company's Venezuelan subsidiary and highly inflationary accounting prior to deconsolidation.

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

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2015.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of June 30, 2016, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 6,480 plaintiffs, which is a net decrease of 794 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 51,692 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 758 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition or future results.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets, the continuation of the European Union and our business.
The June 23, 2016 referendum by British voters to exit the European Union has caused volatility in the markets and uncertainty regarding the continuation of the European Union. These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets. This has resulted in volatility in certain European currencies and the strengthening of the U.S. dollar which may adversely affect our reported operating results. Market conditions and exchange rates could continue to be volatile in the near term as these situations develop over the next couple of years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2016 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2016	390,542	(1)	$59.33	390,100	12,412,416
May 1 - 31, 2016	408,400		60.88	408,400	12,004,016
June 1 - 30, 2016	871,891	(1)	60.11	871,789	11,132,227
Total	1,670,833		60.12	1,670,289
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
In April 2016, the Company's Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 43,867,773 shares at a total cost of $1.5 billion for a weighted average cost of $34.21 per share through June 30, 2016.

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
July 26, 2016