Form 10-Q
period 2016-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2016-10-24
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

The number of shares outstanding of the registrant’s common shares as of September 30, 2016 was 66,029,417.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$567,646	$645,166	$1,710,786	$1,967,806
Cost of goods sold	367,834	446,272	1,118,945	1,322,741
Gross profit	199,812	198,894	591,841	645,065
Selling, general & administrative expenses	117,983	128,299	352,290	385,945
Rationalization and asset impairment charges	—	18,285	—	19,524
Pension settlement charges	—	136,331	—	136,331
Loss on deconsolidation of Venezuelan subsidiary	—	—	34,348	—
Operating income (loss)	81,829	(84,021)	205,203	103,265

Other income (expense):
Interest income	360	692	1,225	2,023
Equity earnings in affiliates	619	310	2,084	2,138
Other income	1,303	296	2,552	3,223
Interest expense	(3,815)	(5,803)	(11,828)	(12,034)
Total other income (expense)	(1,533)	(4,505)	(5,967)	(4,650)
Income (loss) before income taxes	80,296	(88,526)	199,236	98,615
Income taxes	20,257	(28,045)	54,264	19,902
Net income (loss) including non-controlling interests	60,039	(60,481)	144,972	78,713
Non-controlling interests in subsidiaries’ loss	(10)	(15)	(32)	(73)
Net income (loss)	$60,049	$(60,466)	$145,004	$78,786

Basic earnings (loss) per share	$0.90	$(0.82)	$2.13	$1.05
Diluted earnings (loss) per share	$0.89	$(0.82)	$2.11	$1.04
Cash dividends declared per share	$0.32	$0.29	$0.96	$0.87

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) including non-controlling interests	$60,039	$(60,481)	$144,972	$78,713
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $50 and $54 in the three and nine months ended September 30, 2016; $116 and $334 in the three and nine months ended September 30, 2015	(175)	(210)	16	311
Defined benefit pension plan activity, net of tax of $778 and $2,821 in the three and nine months ended September 30, 2016; $50,079 and $54,449 in the three and nine months ended September 30, 2015	1,313	80,766	5,548	87,875
Currency translation adjustment	(3,030)	(47,225)	2,222	(88,627)
Other comprehensive income (loss):	(1,892)	33,331	7,786	(441)
Comprehensive income (loss)	58,147	(27,150)	152,758	78,272
Comprehensive income (loss) attributable to non-controlling interests	(16)	(91)	(73)	(663)
Comprehensive income (loss) attributable to shareholders	$58,163	$(27,059)	$152,831	$78,935

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2016	December 31, 2015
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$256,928	$304,183
Accounts receivable (less allowance for doubtful accounts of $7,115 in 2016; $7,299 in 2015)	281,039	264,715
Inventories:
Raw materials	80,214	87,919
Work-in-process	45,080	39,555
Finished goods	159,905	148,456
Total inventory	285,199	275,930
Other current assets	97,312	91,167
Total Current Assets	920,478	935,995

Property, Plant and Equipment
Land	47,416	45,775
Buildings	343,104	362,325
Machinery and equipment	712,709	696,849
Property, plant and equipment	1,103,229	1,104,949
Less accumulated depreciation	718,412	693,626
Property, Plant and Equipment, Net	384,817	411,323
Goodwill	236,588	187,504
Non-current assets	291,938	249,349
TOTAL ASSETS	$1,833,821	$1,784,171

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$183,827	$4,278
Trade accounts payable	164,783	152,620
Other current liabilities	247,449	213,224
Total Current Liabilities	596,059	370,122

Long-Term Liabilities
Long-term debt, less current portion	359,831	350,347
Other long-term liabilities	125,014	131,254
Total Long-Term Liabilities	484,845	481,601

Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	290,785	272,908
Retained earnings	2,205,798	2,125,838
Accumulated other comprehensive loss	(288,440)	(296,267)
Treasury shares	(1,465,872)	(1,180,750)
Total Shareholders’ Equity	752,129	931,587
Non-controlling interests	788	861
Total Equity	752,917	932,448

TOTAL LIABILITIES AND EQUITY	$1,833,821	$1,784,171

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,004	$78,786
Non-controlling interests in subsidiaries’ loss	(32)	(73)
Net income including non-controlling interests	144,972	78,713
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	—	6,120
Loss on deconsolidation of Venezuelan subsidiary	34,348	—
Depreciation and amortization	48,495	47,897
Equity earnings in affiliates, net	(64)	(252)
Deferred income taxes	(12,813)	(57,690)
Stock-based compensation	7,516	5,942
Pension expense and settlement charges	12,472	151,848
Pension contributions and payments	(22,159)	(52,121)
Other, net	(1,840)	(559)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(11,956)	14,661
(Increase) decrease in inventories	(7,673)	27,824
Decrease (increase) in other current assets	2,481	(4,766)
Increase (decrease) in trade accounts payable	13,922	(34,629)
Increase in other current liabilities	27,943	51,798
Net change in other long-term assets and liabilities	1,122	650
NET CASH PROVIDED BY OPERATING ACTIVITIES	236,766	235,436

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39,377)	(40,187)
Acquisition of businesses, net of cash acquired	(71,567)	(33,882)
Proceeds from sale of property, plant and equipment	936	2,173
Other investing activities	(283)	(79)
NET CASH USED BY INVESTING ACTIVITIES	(110,291)	(71,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,892	10,618
Payments on short-term borrowings	(1,822)	(8,739)
Amounts due banks, net	183,395	(37,089)
Proceeds from long-term borrowings	261	356,369
Payments on long-term borrowings	(467)	(6,739)
Proceeds from exercise of stock options	10,418	4,600
Excess tax benefits from stock-based compensation	3,414	1,487
Purchase of shares for treasury	(288,594)	(297,804)
Cash dividends paid to shareholders	(66,180)	(65,942)
Other financing activities	(18,244)	(8,040)
NET CASH USED BY FINANCING ACTIVITIES	(175,927)	(51,279)

Effect of exchange rate changes on Cash and cash equivalents	2,197	(26,216)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47,255)	85,966

Cash and cash equivalents at beginning of period	304,183	278,379
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$256,928	$364,345
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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
Venezuela — Deconsolidation
Effective June 30, 2016, the Company determined that deteriorating conditions in Venezuela had led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiary. The restrictive exchange controls in Venezuela and the lack of access to U.S. dollars through official currency exchange mechanisms resulted in an other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted the Venezuela operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. Additionally, other operating restrictions including government controls on pricing, profits, imports and restrictive labor laws significantly impacted the Company’s ability to make key operational decisions, including the ability to manage its capital structure, purchasing, product pricing and labor relations. Therefore, as of June 30, 2016, the Company deconsolidated the financial statements of its subsidiary in Venezuela and began reporting the results under the cost method of accounting.
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
Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has had no purchases from or sales to the Venezuela entity since it was deconsolidated. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through September 30, 2016.  The Company expects these conditions to continue for the foreseeable future.
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
In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System ("SIMADI"), which allows for trading based on supply and demand. At September 30, 2015, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SIMADI rate (now known as "DICOM"), as the SIMADI rate most appropriately approximated the rates used to transact business in its Venezuelan operations. At September 30, 2015, the SIMADI rate was 199.4 bolivars to the U.S. dollar, resulting in a remeasurement charge on the bolivar-denominated monetary net asset position of $4,334. This foreign exchange loss was recorded in Selling, general & administrative expenses during the three months ended September 30, 2015. Additionally, the Company recorded lower of cost or net realizable value inventory adjustments of $22,880 within Cost of goods sold, related to the adoption of the SIMADI rate.
New Accounting Pronouncements Yet to be Adopted:
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The objective of ASU 2016-15 is to reduce existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. If early adopted, an entity must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company's financial statements.
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

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$60,049	$(60,466)	$145,004	$78,786
Denominator (shares in 000's):
Basic weighted average shares outstanding	66,477	73,754	68,081	74,999
Effect of dilutive securities - Stock options and awards	705	—	703	765
Diluted weighted average shares outstanding	67,182	73,754	68,784	75,764
Basic earnings (loss) per share	$0.90	$(0.82)	$2.13	$1.05
Diluted earnings (loss) per share	$0.89	$(0.82)	$2.11	$1.04
For the three months ended September 30, 2016 and 2015, common shares subject to equity-based awards of 803,741 and 1,279,664, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2016 and 2015, common shares subject to equity-based awards of 807,763 and 508,070, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended September 30, 2016
Net sales	$377,520	$119,564	$70,562	$—	$567,646
Inter-segment sales	22,386	3,688	1,856	(27,930)	—
Total	$399,906	$123,252	$72,418	$(27,930)	$567,646

Adjusted EBIT	$68,285	$5,796	$8,757	$913	$83,751
Special items charge	—	—	—	—	—
EBIT	$68,285	$5,796	$8,757	$913	$83,751
Interest income					360
Interest expense					(3,815)
Income (loss) before income taxes					$80,296

Three Months Ended September 30, 2015
Net sales	$454,172	$128,072	$62,922	$—	$645,166
Inter-segment sales	25,571	5,400	2,307	(33,278)	—
Total	$479,743	$133,472	$65,229	$(33,278)	$645,166

Adjusted EBIT	$82,765	$9,268	$6,422	$(748)	$97,707
Special items charge	166,178	14,944	—	—	181,122
EBIT	$(83,413)	$(5,676)	$6,422	$(748)	$(83,415)
Interest income					692
Interest expense					(5,803)
Income (loss) before income taxes					$(88,526)

Nine Months Ended September 30, 2016
Net sales	$1,124,900	$376,684	$209,202	$—	$1,710,786
Inter-segment sales	69,673	11,955	6,983	(88,611)	—
Total	$1,194,573	$388,639	$216,185	$(88,611)	$1,710,786

Adjusted EBIT	$194,924	$21,699	$25,752	$1,812	$244,187
Special items charge	—	—	—	34,348	34,348
EBIT	$194,924	$21,699	$25,752	$(32,536)	$209,839
Interest income					1,225
Interest expense					(11,828)
Income (loss) before income taxes					$199,236

Nine months ended September 30, 2015
Net sales	$1,354,010	$409,246	$204,550	$—	$1,967,806
Inter-segment sales	72,496	15,738	7,034	(95,268)	—
Total	$1,426,506	$424,984	$211,584	$(95,268)	$1,967,806

Adjusted EBIT	$237,601	$31,219	$22,221	$(54)	$290,987
Special items charge	166,178	16,183	—	—	182,361
EBIT	$71,423	$15,036	$22,221	$(54)	$108,626
Interest income					2,023
Interest expense					(12,034)
Income (loss) before income taxes					$98,615

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In the nine months ended September 30, 2016, special items within Corporate/Eliminations reflect a loss on the deconsolidation of the Venezuelan subsidiary.
In the three and nine months ended September 30, 2015, special items in International Welding reflect rationalization activity charges and charges related to the impairment of long-lived assets and goodwill. Americas Welding special items include rationalization activity charges, charges related to pension settlements and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.

NOTE 5 — RATIONALIZATION AND ASSET IMPAIRMENTS
In prior periods, the Company initiated various rationalization plans whose costs were substantially recognized in the prior year. As such, no charges were recorded in the nine months ended September 30, 2016. A description of each restructuring plan and the related costs follows:
Americas Welding Plans:
During 2015, the Company initiated a rationalization plan within Americas Welding that included a voluntary separation incentive program covering certain U.S.-based employees. The plan was completed during 2016.
International Welding Plans:
During 2015, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring to better align cost structures with economic conditions and operating needs. The Company does not anticipate any additional charges related to the completion of these plans. At September 30, 2016, liabilities relating to the International Welding plans of $6,199 were recognized in Other current liabilities.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods. The following table summarizes the activity related to the rationalization liabilities by segment for the nine months ended September 30, 2016:

	Americas Welding	International Welding	Consolidated
Balance, December 31, 2015	$67	$7,598	$7,665
Payments and other adjustments	(67)	(1,399)	(1,466)
Charged to expense	—	—	—
Balance, September 30, 2016	$—	$6,199	$6,199

NOTE 6 — EQUITY
Changes in equity for the nine months ended September 30, 2016 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$931,587	$861	$932,448
Comprehensive income (loss):
Net income (loss)	145,004	(32)	144,972
Other comprehensive income (loss)	7,827	(41)	7,786
Total comprehensive income (loss)	152,831	(73)	152,758

Cash dividends declared - $0.96 per share	(65,043)	—	(65,043)
Issuance of shares under benefit plans	21,348	—	21,348
Purchase of shares for treasury	(288,594)	—	(288,594)
Balance at September 30, 2016	$752,129	$788	$752,917

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

In April 2016, the Company's Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three and nine month period ended September 30, 2016, the Company purchased a total of 1.4 million and 5.0 million shares, respectively.  As of September 30, 2016, there remained 9.7 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.
The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2016	$739		$(95,541)		$(191,752)		$(286,554)
Other comprehensive income (loss) before reclassification	170		—		(3,024)	[3]	(2,854)
Amounts reclassified from AOCI	(345)	[1]	1,313	[2]	—		968
Net current-period other comprehensive income (loss)	(175)		1,313		(3,024)		(1,886)
Balance at September 30, 2016	$564		$(94,228)		$(194,776)		$(288,440)

	Three Months Ended September 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2015	$512		$(190,784)		$(131,608)		$(321,880)
Other comprehensive income (loss) before reclassification	(51)		—		(47,149)	[3]	(47,200)
Amounts reclassified from AOCI	(159)	[1]	80,766	[2]	—		80,607
Net current-period other comprehensive income (loss)	(210)		80,766		(47,149)		33,407
Balance at September 30, 2015	$302		$(110,018)		$(178,757)		$(288,473)

1
During the 2016 period, this AOCI reclassification is a component of Net sales of $(174) (net of tax of $(71)) and Cost of goods sold of $(171) (net of tax of $(46)); during the 2015 period, the reclassification is a component of Net sales of $(279) (net of tax of $(105)) and Cost of goods sold of $120 (net of tax of $90). (See Note 14 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $778 and $50,079 during the three months ended September 30, 2016 and 2015, respectively). (See Note 12 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income (loss) before reclassifications excludes $(6) and $(76) attributable to Non-controlling interests in the three months ended September 30, 2016 and 2015, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	1,530		(15)		(580)	[3]	935
Amounts reclassified from AOCI	(1,514)	[1]	5,563	[2]	2,843	[4]	6,892
Net current-period other comprehensive income (loss)	16		5,548		2,263		7,827
Balance at September 30, 2016	$564		$(94,228)		$(194,776)		$(288,440)

	Nine Months Ended September 30, 2015
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	378		—		(88,037)	[3]	(87,659)
Amounts reclassified from AOCI	(67)	[1]	87,875	[2]	—		87,808
Net current-period other comprehensive income (loss)	311		87,875		(88,037)		149
Balance at September 30, 2015	$302		$(110,018)		$(178,757)		$(288,473)

1
During the 2016 period, this AOCI reclassification is a component of Net sales of $(1,113) (net of tax of $(418)) and Cost of goods sold of $(401) (net of tax of $(41)); during the 2015 period, the reclassification is a component of Net sales of $(800) (net of tax of $(429)) and Cost of goods sold of $733 (net of tax of $497). (See Note 14 - Derivatives for additional details.)

2
This AOCI component is included in the computation of net periodic pension costs (net of tax of $2,821 and $54,449 during the nine months ended September 30, 2016 and 2015, respectively). (See Note 12 - Retirement and Postretirement Benefit Plans for additional details.)

3	The Other comprehensive income (loss) before reclassifications excludes $(41) and $(590) attributable to Non-controlling interests in the nine months ended September 30, 2016 and 2015, respectively.

4
The reclassification from AOCI reflects foreign currency translation losses recognized due to the Company's deconsolidation of its Venezuelan subsidiary. (See Note 1 - Significant Accounting Policies for additional details.)

NOTE 7 — INVENTORY VALUATION
The valuation of last-in, first-out ("LIFO") method inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $62,239 at September 30, 2016 and $59,765 at December 31, 2015.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — ACCRUED EMPLOYEE BONUS
Other current liabilities at September 30, 2016 and 2015 include accruals for year-end bonuses and related payroll taxes of $69,433 and $87,542, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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

NOTE 10 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of year	$19,469	$15,579
Accruals for warranties	9,222	14,386
Settlements	(8,529)	(11,101)
Foreign currency translation	111	(414)
Balance at September 30	$20,273	$18,450

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2016, the Company was in compliance with all of its covenants and had $155,000 in outstanding borrowings under the Credit Agreement which was recorded in Short-term debt.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it agreed to issue senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. At September 30, 2016, $349,189, net of debt issuance costs of $811 and excluding accretion of original issuance costs, was outstanding and recorded in Long-term debt, less current portion. The proceeds are being used for general corporate purposes. The 2015 Notes, as shown in the table below, have maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and a weighted average term of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of September 30, 2016, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the 2015 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
On October 20, 2016, the Company issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The 2016 Notes, as shown in the table below, have maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1% and a weighted average term of 18 years. Interest is payable semi-annually. The proceeds will be used for general corporate purposes. The 2016 Notes contain certain affirmative and negative covenants.
The maturity and interest rates of the 2016 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	October 20, 2028	2.75%
Series B	100,000	October 20, 2033	3.03%
Series C	100,000	October 20, 2037	3.27%
Series D	50,000	October 20, 2041	3.52%
The Company's total weighted average effective interest rate and weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 18 years, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 12 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Service cost	$4,116	$4,693	$12,985		$15,153
Interest cost	5,906	6,494	17,935		27,238
Expected return on plan assets	(8,850)	(9,003)	(26,608)		(40,983)
Amortization of prior service cost	(98)	(157)	(296)		(469)
Amortization of net loss	2,142	2,886	8,456	[1]	14,578
Settlement/curtailment loss	—	136,331	—		136,331
Defined benefit plans	3,216	141,244	12,472		151,848
Multi-employer plans	192	196	587		624
Defined contribution plans	2,244	1,904	6,405		7,865
Total pension cost	$5,652	$143,344	$19,464		$160,337

1	The amortization of net loss includes a $959 charge resulting from the deconsolidation of the Venezuelan subsidiary during the nine months ended September 30, 2016.
The Company voluntarily contributed $20,086 to its defined benefit plans in the United States during the nine months ended September 30, 2016. The decrease in the components of total pension cost for the defined benefit plans in 2016 was primarily due to the purchase of a group annuity contract in August 2015, which triggered a settlement loss.
In October 2016, the Company announced an amendment to The Lincoln Electric Company Retirement Annuity Program (“RAP”) to cease all benefit accruals for participants under the RAP effective as of December 31, 2016.  The RAP currently includes approximately 1,500 domestic employees who will fully transition to The Lincoln Electric Company Employee Savings Plan (“Savings Plan”), a defined contribution retirement savings plan.  Additionally, in October 2016, the Company announced an amendment to the Savings Plan to allow eligible employees to receive company contributions through a combination of matching and automatic employer contributions.

NOTE 13 — INCOME TAXES
The Company recognized $54,264 of tax expense on pretax income of $199,236, resulting in an effective income tax rate of 27.2% for the nine months ended September 30, 2016.  The effective income tax rate was 20.2% for the nine months ended September 30, 2015. The 2016 effective income tax rate was lower than the Company’s statutory rate primarily due to the utilization of U.S. tax credits, income earned in lower tax rate jurisdictions, the reversal of an income tax valuation allowance as a result of a legal entity change and an income tax benefit related to a worthless stock deduction of a foreign subsidiary. The 2015 effective income tax rate was lower than the Company’s statutory rate primarily due to the utilization of U.S. tax credits, income earned in lower tax rate jurisdictions, the reversal of an income tax valuation allowance and a pension settlement charge’s deferred tax benefit recorded at the higher U.S. statutory rate.
As of September 30, 2016, the Company had $16,447 of unrecognized tax benefits.  If recognized, approximately $10,860 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012.  The Company is currently subject to various U.S. state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $2,059 in previously unrecognized tax benefits by the end of the third quarter 2017.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — DERIVATIVES
The Company uses derivatives to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the nine months ended September 30, 2016 and 2015.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2016.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $42,501 at September 30, 2016 and $30,388 at December 31, 2015.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. The interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under accounting standards for derivatives and hedging. Accordingly, changes in the fair value of these agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The effective portion of the changes in fair value are recorded in Non-current assets or Other long-term liabilities with offsetting amounts recorded as a fair value adjustment to the carrying value of Long-term debt, less current portion. At September 30, 2016, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $25,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread.
Net Investment Hedges
The Company has foreign currency forward contracts that were qualified and designated as net investment hedges. No such contracts were outstanding at September 30, 2016 and December 31, 2015.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $285,826 at September 30, 2016 and $267,626 at December 31, 2015.
The Company had short-term silver forward contracts with notional amounts of $2,804 at December 31, 2015.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	September 30, 2016			December 31, 2015
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Long-Term Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$199	$670	$—	$178	$731
Interest rate swap agreements	—	—	165	—	—
Not designated as hedging instruments:
Foreign exchange contracts	941	553	—	625	2,303
Commodity contracts	—	—	—	40	8
Total derivatives	$1,140	$1,223	$165	$843	$3,042

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2016	2015	2016	2015
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(2,952)	$(7,993)	$(9,862)	$(15,085)
Commodity contracts	Cost of goods sold	—	182	(742)	232
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Operations consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2016	December 31, 2015
Foreign exchange contracts	$(535)	$(551)
Net investment contracts	1,099	1,099
The Company expects a loss of $535 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2016	2015	2016	2015
Foreign exchange contracts	Sales	$(174)	$(279)	$(1,113)	$(800)
	Cost of goods sold	(171)	120	(401)	733

NOTE 15 - FAIR VALUE
The following table provides a summary of assets and liabilities as of September 30, 2016, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,140	$—	$1,140	$—
Total assets	$1,140	$—	$1,140	$—

Liabilities:
Foreign exchange contracts	$1,223	$—	$1,223	$—
Interest rate swap agreements	165	—	165	—
Contingent considerations	9,377	—	—	9,377
Forward contract	14,489	—	—	14,489
Deferred compensation	24,934	—	24,934	—
Total liabilities	$50,188	$—	$26,322	$23,866

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions.  During the nine months ended September 30, 2016, there were no transfers between Levels 1, 2 or 3.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $9,377 as of September 30, 2016. Under the contingent consideration agreements, the amounts to be paid are based upon actual financial results of the acquired entities for specified future periods.  The fair value of the contingent considerations are a Level 3 valuation and fair valued using probability weighted discounted cash flow analyses.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity through 2016. A liability was recorded for the forward contract at a fair value of $14,489 as of September 30, 2016. The change in liability from December 31, 2015 was primarily the result of a $14,438 payment to acquire an additional financial interest in the entity offset by foreign exchange translation and additional accruals recorded to interest expense of $260 for the nine months ended September 30, 2016. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments are based on a multiple of forecasted earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rate of 3.5% reflective of the Company's cost of debt and 13.6% as a risk adjusted cost of capital.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2016 and December 31, 2015.  The fair value of long-term debt at September 30, 2016 and December 31, 2015, including the current portion, was approximately $375,548 and $342,602, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $359,975 and $351,803, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
As further described in Note 1 to the consolidated financial statements, effective June 30, 2016, the Company determined that it no longer had control of its subsidiary in Venezuela as a result of restrictive exchange controls and Venezuelan operating restrictions that have significantly impacted the ability to make key operational decisions.  As a result, the Company has deconsolidated its subsidiary in Venezuela. The results of the Venezuelan subsidiary are no longer included in the current period consolidated financial statements starting in the third quarter of 2016.

Results of Operations
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016		2015		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$567,646	100.0%	$645,166	100.0%	$(77,520)	(12.0%)
Cost of goods sold	367,834	64.8%	446,272	69.2%	(78,438)	(17.6%)
Gross profit	199,812	35.2%	198,894	30.8%	918	0.5%
Selling, general & administrative expenses	117,983	20.8%	128,299	19.9%	(10,316)	(8.0%)
Rationalization and asset impairment charges	—	—	18,285	2.8%	(18,285)	(100.0%)
Pension settlement charges	—	—	136,331	21.1%	(136,331)	(100.0%)
Operating income (loss)	81,829	14.4%	(84,021)	(13.0%)	165,850	197.4%
Interest income	360	0.1%	692	0.1%	(332)	(48.0%)
Equity earnings in affiliates	619	0.1%	310	—	309	99.7%
Other income	1,303	0.2%	296	—	1,007	340.2%
Interest expense	(3,815)	(0.7%)	(5,803)	(0.9%)	1,988	34.3%
Income (loss) before income taxes	80,296	14.1%	(88,526)	(13.7%)	168,822	190.7%
Income taxes	20,257	3.6%	(28,045)	(4.3%)	48,302	172.2%
Net income (loss) including non-controlling interests	60,039	10.6%	(60,481)	(9.4%)	120,520	199.3%
Non-controlling interests in subsidiaries’ loss	(10)	—	(15)	—	5	33.3%
Net income (loss)	$60,049	10.6%	$(60,466)	(9.4%)	$120,515	199.3%
Net Sales:  Net sales for the third quarter of 2016 decreased 12.0% from the third quarter 2015.  The sales decrease reflects volume decreases of 12.8%, or 7.8% excluding Venezuela, price decreases of 0.7%, and unfavorable impacts from foreign exchange of 0.6% offset by increases from acquisitions of 2.1%.  Sales volumes decreased primarily as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. The increase in Net sales from acquisitions was driven by acquired companies within Americas Welding.
Gross Profit:  Gross profit increased 0.5% to $199,812 for the third quarter 2016 compared with $198,894 in the third quarter 2015.  As a percentage of Net sales, Gross profit increased to 35.2% in the third quarter 2016 from 30.8% in the third quarter 2015.  The third quarter 2016 includes a LIFO charge of $452 compared with a credit of $4,062 in the prior year period. The third quarter 2015 also includes a $22,172 lower of cost or market inventory adjustment in Venezuela related to the adoption of a new foreign exchange mechanism.
Selling, General & Administrative (“SG&A”) Expenses:  SG&A expenses were lower by $10,316, or 8.0%, in the third quarter 2016 compared with the third quarter of 2015.  As a percentage of Net sales, SG&A expenses were 20.8% and 19.9% in the third quarter 2016 and 2015, respectively.  The decrease in SG&A expenses was predominantly due to lower bonus expense of $8,183 and lower foreign exchange transaction losses of $3,685, partially offset by incremental SG&A from acquisitions of $2,320. Foreign currency exchange rates had a $3,998 favorable translation impact on SG&A expenses.
Rationalization and Asset Impairment Charges: In the third quarter 2015, the Company recorded $12,195 in net rationalization charges primarily related to employee severance and other related costs. The Company also recorded non-cash charges of $6,090 primarily related to the impairment of long-lived assets and goodwill. No rationalization or asset impairment charges were recorded in the third quarter of 2016. See Note 5, "Rationalization and Asset Impairments" for additional information.
Pension Settlement Charges: In the third quarter 2015, the Company recorded a non-cash pension settlement charge of $136,331, $83,341 after-tax, primarily related to the purchase of a group annuity contract. No pension settlement charges were recorded in the third quarter of 2016. See Note 12, "Retirement and Postretirement Benefit Plans" for additional information.
Interest Expense:  Interest expense decreased to $3,815 in the third quarter 2016 from $5,803 in the third quarter of 2015. The decrease is due to an adjustment in the prior-year period to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary.

Income Taxes:  The Company recognized $20,257 of tax expense on pretax income of $80,296, resulting in an effective income tax rate of 25.2% for the three months ended September 30, 2016 compared with an effective income tax rate of 31.7% in the third quarter of 2015. The effective income tax rate is lower in the current period as compared to the third quarter of 2015 due to a $4,028 income tax benefit related to a worthless stock deduction of a foreign subsidiary.
Net Income:  Net income for the third quarter 2016 was $60,049 compared with a net loss of $60,466 in the third quarter of 2015.  Diluted earnings per share for the third quarter 2016 were $0.89 compared with a net loss per diluted share of $0.82 in the third quarter of 2015. Reported net income in the third quarter of 2015 includes non-cash pension settlement charges of $83,341, non-cash Venezuelan remeasurement losses of $26,506 related to the adoption of a new foreign exchange mechanism and net rationalization and asset impairment charges of $16,832.
Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended September 30, 2016:

		Change in Net Sales due to:
	Net Sales 2015	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2016
Operating Segments
Americas Welding	$454,172	$(81,338)	$12,300	$(5,645)	$(1,969)	$377,520
International Welding	128,072	(6,322)	1,454	(1,255)	(2,385)	119,564
The Harris Products Group	62,922	5,235	—	2,226	179	70,562
Consolidated	$645,166	$(82,425)	$13,754	$(4,674)	$(4,175)	$567,646

Americas Welding (excluding Venezuela)	419,483	(46,648)	12,300	(5,646)	(1,969)	377,520
Consolidated (excluding Venezuela)	610,476	(47,734)	13,754	(4,674)	(4,176)	567,646

% Change
Americas Welding		(17.9%)	2.7%	(1.2%)	(0.4%)	(16.9%)
International Welding		(4.9%)	1.1%	(1.0%)	(1.9%)	(6.6%)
The Harris Products Group		8.3%	—	3.5%	0.3%	12.1%
Consolidated		(12.8%)	2.1%	(0.7%)	(0.6%)	(12.0%)

Americas Welding (excluding Venezuela)		(11.1%)	2.9%	(1.3%)	(0.5%)	(10.0%)
Consolidated (excluding Venezuela)		(7.8%)	2.3%	(0.8%)	(0.7%)	(7.0%)

Net sales volumes for the third quarter of 2016 decreased for Americas Welding and International Welding due to softer demand associated with the current economic environment and weakness in oil and gas markets. Americas Welding volumes also decreased due to weakness in U.S. exports and the deconsolidation of Venezuela. Volumes increased for The Harris Products Group primarily from the retail market. The pricing decrease in the Americas Welding segment was the result of lower raw material costs and sales mix. The increase in Net sales from acquisitions was driven by the acquisition of Vizient Manufacturing Solutions ("Vizient") and Rimrock Holdings Corporation ("Rimrock") within Americas Welding (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). The Americas Welding and International Welding sales decreased due to a stronger U.S. dollar.

Adjusted Earnings Before Interest and Income Taxes (“Adjusted EBIT”):  Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being Adjusted EBIT.  EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The following table presents Adjusted EBIT for the three months ended September 30, 2016 by segment compared with the comparable period in 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Americas Welding:
Net sales	$377,520	$454,172	(76,652)	(16.9%)
Inter-segment sales	22,386	25,571	(3,185)	(12.5%)
Total Sales	$399,906	$479,743	(79,837)	(16.6%)

Adjusted EBIT	$68,285	$82,765	(14,480)	(17.5%)
As a percent of total sales	17.1%	17.3%		(0.2%)
International Welding:
Net sales	$119,564	$128,072	(8,508)	(6.6%)
Inter-segment sales	3,688	5,400	(1,712)	(31.7%)
Total Sales	$123,252	$133,472	(10,220)	(7.7%)

Adjusted EBIT	$5,796	$9,268	(3,472)	(37.5%)
As a percent of total sales	4.7%	6.9%		(2.2%)
The Harris Products Group:
Net sales	$70,562	$62,922	7,640	12.1%
Inter-segment sales	1,856	2,307	(451)	(19.5%)
Total Sales	$72,418	$65,229	7,189	11.0%

Adjusted EBIT	$8,757	$6,422	2,335	36.4%
As a percent of total sales	12.1%	9.8%		2.3%
Corporate / Eliminations:
Inter-segment sales	$(27,930)	$(33,278)	5,348	(16.1%)
Adjusted EBIT	913	(748)	1,661	222.1%
Consolidated:
Net sales	$567,646	$645,166	(77,520)	(12.0%)

Adjusted EBIT	$83,751	$97,707	(13,956)	(14.3%)

As a percent of sales	14.8%	15.1%		(0.3%)

Adjusted EBIT decreased for Americas Welding and International Welding in the three months ended September 30, 2016 as compared with the same period of the prior year primarily due to lower volumes, offset by lower bonus expense and input costs. The increase in The Harris Products Group is primarily due to higher volumes and improved margins from favorable mix.
There were no special items recorded in the three months ended September 30, 2016.
In the three months ended September 30, 2015, special items include charges of $3,341 and $8,920 in Americas Welding and International Welding, respectively, primarily related to employee severance and other costs. Americas Welding special items also include pension settlement charges of $136,331 and Venezuelan foreign exchange remeasurement losses of $26,506 related to the adoption of a new foreign exchange mechanism. International Welding special items also reflect net charges of $6,024 related to the impairment of long-lived assets and goodwill and adjustments to reclassify a potential divestiture as held for use.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016		2015		Change
	Amount	% of Sales	Amount	% of Sales	Amount	%
Net sales	$1,710,786	100.0%	$1,967,806	100.0%	$(257,020)	(13.1%)
Cost of goods sold	1,118,945	65.4%	1,322,741	67.2%	(203,796)	(15.4%)
Gross profit	591,841	34.6%	645,065	32.8%	(53,224)	(8.3%)
Selling, general & administrative expenses	352,290	20.6%	385,945	19.6%	(33,655)	(8.7%)
Rationalization and asset impairment charges	—	—	19,524	1.0%	(19,524)	(100.0%)
Pension settlement charges	—	—	136,331	6.9%	(136,331)	(100.0%)
Loss on deconsolidation of Venezuelan subsidiary	34,348	2.0%	—	—	34,348	100.0%
Operating income	205,203	12.0%	103,265	5.2%	101,938	98.7%
Interest income	1,225	0.1%	2,023	0.1%	(798)	(39.4%)
Equity earnings in affiliates	2,084	0.1%	2,138	0.1%	(54)	(2.5%)
Other income	2,552	0.1%	3,223	0.2%	(671)	(20.8%)
Interest expense	(11,828)	(0.7%)	(12,034)	(0.6%)	206	1.7%
Income before income taxes	199,236	11.6%	98,615	5.0%	100,621	102.0%
Income taxes	54,264	3.2%	19,902	1.0%	34,362	172.7%
Net income including non-controlling interests	144,972	8.5%	78,713	4.0%	66,259	84.2%
Non-controlling interests in subsidiaries’ loss	(32)	—	(73)	—	41	56.2%
Net income	$145,004	8.5%	$78,786	4.0%	$66,218	84.0%
Net Sales:  Net sales for the nine months ended September 30, 2016 decreased 13.1% from the comparable period in 2015.  The sales decrease reflects volume decreases of 12.2%, or 9.9% excluding Venezuela, and unfavorable impacts from foreign exchange of 16.3% offset by price increases of 13.2% and increases from acquisitions of 2.2%.  Sales volumes decreased as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela impacting results in the first six months of 2016. Excluding Venezuela, pricing and foreign exchange had unfavorable impacts of 0.9% and 1.5%, respectively. The increase in Net sales from acquisitions was driven by acquired companies within Americas Welding.
Gross Profit:  Gross profit decreased 8.3% to $591,841 for the nine months ended September 30, 2016 compared with $645,065 in the comparable period in 2015.  As a percentage of Net sales, Gross profit increased to 34.6% in the nine months ended September 30, 2016 from 32.8% in the comparable period in 2015. The nine months ended September 30, 2016 includes a LIFO charge of $2,474 compared with a credit of $7,208 in the prior year period. The prior year period also includes a $22,172 lower of cost or market inventory adjustment in Venezuela related to the adoption of a new foreign exchange mechanism.
SG&A:  SG&A expenses were lower by $33,655, or 8.7%, in the nine months ended September 30, 2016 compared with the comparable period in 2015.  As a percentage of Net sales, SG&A expenses were 20.6% and 19.6% in the nine months ended September 30, 2016 and 2015, respectively.  The decrease in SG&A expenses was primarily due to lower bonus expense of $20,201, lower foreign exchange transaction losses of $10,970 and lower salaries and wages of $3,510, partially offset by incremental SG&A from acquisitions of $9,040.  Foreign currency exchange rates had a $9,901 favorable translation impact on SG&A expenses.
Rationalization and Asset Impairment Charges: In the nine months ended September 30, 2015, the Company recorded $13,434 in net rationalization charges primarily related to employee severance and other related costs. The Company also recorded noncash charges of $6,090 related to the impairment of long-lived assets and goodwill. See Note 5, "Rationalization and Asset Impairments" for additional information.
Pension Settlement Charges: In the nine months ended September 30, 2015, the Company recorded non-cash pension settlement charges of $136,331, $83,341 after-tax, related to the purchase of a group annuity contract. See Note 12, "Retirement and Post-retirement Benefit Plans" for additional information.

Loss on Deconsolidation of Venezuelan Subsidiary: In the nine months ended September 30, 2016, the Company recorded a loss of $34,348, $33,251 after-tax, related to the deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional information.
Other Income:  Other income decreased to $2,552 in the nine months ended September 30, 2016 from $3,223 in the comparable period in 2015. The decrease was the result of a gain associated with the liquidation of a foreign subsidiary and the related non-controlling interest in 2015.
Interest Expense:  Interest expense decreased to $11,828 in the nine months ended September 30, 2016 from $12,034 in the comparable period in 2015. The decrease is due to an adjustment in the prior-year period to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary.
Income Taxes:  The Company recognized $54,264 of tax expense on pretax income of $199,236, resulting in an effective income tax rate of 27.2% for the nine months ended September 30, 2016 compared with an effective income tax rate of 20.2% for the nine months ended September 30, 2015. The lower effective income tax rate in the prior period is primarily due to a pension settlement charge’s deferred tax benefit recorded at the higher statutory rate. Additionally, the effective income tax rate is higher in the current period due to the impact of the deconsolidation of Venezuela, partially offset by the reversal of an income tax valuation allowance as the result of a legal entity change and an income tax benefit related to a worthless stock deduction of a foreign subsidiary.
Net Income:  Net income for the nine months ended September 30, 2016 was $145,004 compared with Net income of $78,786 in the nine months ended September 30, 2015.  Diluted earnings per share for the nine months ended September 30, 2016 was $2.11 compared with $1.04 in the comparable period in 2015.  Reported net income in 2016 includes a loss related to the deconsolidation of the Company's Venezuelan subsidiary of $33,251 partially offset by reduced income taxes of $7,196 from the reversal of an income tax valuation allowance as a result of a legal entity change. Reported net income in 2015 includes non-cash pension settlement charges of $83,341, non-cash Venezuelan remeasurement losses of $26,506 related to the adoption of a new foreign exchange mechanism and net rationalization and asset impairment charges of $17,732.
Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the nine months ended September 30, 2016:

		Change in Net Sales due to:
	Net Sales 2015	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2016
Operating Segments
Americas Welding	$1,354,010	$(226,400)	$35,600	$268,381	$(306,691)	$1,124,900
International Welding	409,246	(21,256)	8,622	(8,243)	(11,685)	376,684
The Harris Products Group	204,550	7,361	—	(987)	(1,722)	209,202
Consolidated	$1,967,806	$(240,295)	$44,222	$259,151	$(320,098)	$1,710,786

Americas Welding (excluding Venezuela)	$1,273,090	$(172,465)	$35,600	$(7,698)	$(14,441)	$1,114,086
Consolidated (excluding Venezuela)	$1,886,886	$(186,360)	$44,222	$(16,927)	$(27,848)	$1,699,973

% Change
Americas Welding		(16.7%)	2.6%	19.8%	(22.7%)	(16.9%)
International Welding		(5.2%)	2.1%	(2.0%)	(2.9%)	(8.0%)
The Harris Products Group		3.6%	—	(0.5%)	(0.8%)	2.3%
Consolidated		(12.2%)	2.2%	13.2%	(16.3%)	(13.1%)

Americas Welding (excluding Venezuela)		(13.5%)	2.8%	(0.6%)	(1.1%)	(12.5%)
Consolidated (excluding Venezuela)		(9.9%)	2.3%	(0.9%)	(1.5%)	(9.9%)

Net sales volumes for the nine months ended September 30, 2016 decreased for Americas Welding and International Welding due to softer demand associated with the current economic environment and weakness in oil & gas markets. Americas Welding volumes also decreased due to weakness in U.S. exports. Volumes increased for The Harris Products Group primarily from the retail market. The product pricing increase was driven by Americas Welding due to the highly inflationary environment in Venezuela.  Excluding Venezuela, pricing had a 0.9% unfavorable impact on sales in the quarter. The increase in Net sales from acquisitions was driven by the acquisition of Vizient and Rimrock within Americas Welding (see Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions). All segments sales decreased due to the translation effect of a stronger U.S. dollar. Excluding Venezuela, foreign exchange had a 1.5% unfavorable impact on sales in the nine months ended September 30, 2016.
Adjusted EBIT:  The following table presents Adjusted EBIT for the nine months ended September 30, 2016 by segment compared with the comparable period in 2015:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Americas Welding:
Net sales	$1,124,900	$1,354,010	(229,110)	(16.9%)
Inter-segment sales	69,673	72,496	(2,823)	(3.9%)
Total Sales	$1,194,573	$1,426,506	(231,933)	(16.3%)

Adjusted EBIT	$194,924	$237,601	(42,677)	(18.0%)
As a percent of total sales	16.3%	16.7%		(0.4%)
International Welding:
Net sales	$376,684	$409,246	(32,562)	(8.0%)
Inter-segment sales	11,955	15,738	(3,783)	(24.0%)
Total Sales	$388,639	$424,984	(36,345)	(8.6%)

Adjusted EBIT	$21,699	$31,219	(9,520)	(30.5%)
As a percent of total sales	5.6%	7.3%		(1.7%)
The Harris Products Group:
Net sales	$209,202	$204,550	4,652	2.3%
Inter-segment sales	6,983	7,034	(51)	(0.7%)
Total Sales	$216,185	$211,584	4,601	2.2%

Adjusted EBIT	$25,752	$22,221	3,531	15.9%
As a percent of total sales	11.9%	10.5%		1.4%
Corporate / Eliminations:
Inter-segment sales	$(88,611)	$(95,268)	6,657	7.0%
Adjusted EBIT	1,812	(54)	1,866	3,455.6%
Consolidated:
Net sales	$1,710,786	$1,967,806	(257,020)	(13.1%)

Adjusted EBIT	$244,187	$290,987	(46,800)	(16.1%)

As a percent of sales	14.3%	14.8%		(0.5%)
Adjusted EBIT decreased for Americas Welding and International Welding in the nine months ended September 30, 2016 as compared with the same period of the prior year primarily due to volume decreases. The increase in The Harris Products Group is primarily due to favorable sales mix associated with volume increases.
In the nine months ended September 30, 2016, special items within Corporate/Eliminations include a loss of $34,348 related to the deconsolidation of its Venezuelan subsidiary.

In the nine months ended September 30, 2015, special items include charges of $3,341 and $10,159 in Americas Welding and International Welding, respectively, primarily related to employee severance and other costs. Americas Welding special items also include pension settlement charges of $136,331 and Venezuelan foreign exchange remeasurement losses of $26,506 related to the adoption of a new foreign exchange mechanism. International Welding special items also reflect net charges of $6,024 related to the impairment of long-lived assets and goodwill and adjustments to reclassify a potential divestiture as held for use.
Non-GAAP Financial Measures
Adjusted operating income, Adjusted net income, Adjusted diluted earnings per share and Return on invested capital are non-GAAP financial measures. Management uses non-GAAP measures to assess the Company's operating performance by excluding certain disclosed special items that management believes are not representative of the Company's core business. Management believes that excluding these special items enables them to make better period-over-period comparisons and benchmark the Company's operational performance against other companies in its industry more meaningfully. Furthermore, management believes that non-GAAP financial measures provide investors with meaningful information that provides a more complete understanding of Company operating results and enables investors to analyze financial and business trends more thoroughly. Non-GAAP financial measures should not be viewed in isolation, are not a substitute for GAAP measures and have limitations including, but not limited to, their usefulness as comparative measures as other companies may define their non-GAAP measures differently.
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income as reported	$81,829	$(84,021)	$205,203	$103,265
Special items (pre-tax):
Rationalization and asset impairment charges	—	18,285	—	19,524
Loss on deconsolidation of Venezuelan subsidiary	—	—	34,348	—
Venezuela remeasurement losses	—	26,506	—	26,506
Pension settlement charges	—	136,331	—	136,331
Adjusted operating income	$81,829	$97,101	$239,551	$285,626
Special items included in Operating income during the nine months ended September 30, 2016 reflect a loss on the deconsolidation of the Venezuelan subsidiary. Special items included in Operating income during the three and nine months ended September 30, 2015 represent rationalization charges related to employee severance and other related costs, charges related to the impairment of long-lived assets and goodwill, pension settlement charges and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.
The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income as reported	$60,049	$(60,466)	$145,004	$78,786
Special items (after-tax):
Rationalization and asset impairment charges	—	16,832	—	17,732
Loss on deconsolidation of Venezuelan subsidiary	—	—	33,251	—
Venezuela remeasurement losses	—	26,506	—	26,506
Income tax valuation reversal	—	—	(7,196)	—
Pension settlement charges	—	83,341	—	83,341
Adjusted net income	$60,049	$66,213	$171,059	$206,365

Diluted earnings per share as reported	$0.89	$(0.82)	$2.11	$1.04
Special items	—	1.71	0.38	1.68
Adjusted diluted earnings per share	$0.89	$0.89	$2.49	$2.72

Special items included in Net income during the nine months ended September 30, 2016 reflect a loss on the deconsolidation of the Venezuelan subsidiary and the reversal of an income tax valuation allowance as a result of a legal entity change. Special items included in Net income during the three and nine months ended September 30, 2015 represent rationalization charges related to employee severance and other related costs, charges related to the impairment of long-lived assets and goodwill, pension settlement charges and Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism.
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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by operating activities	$236,766	$235,436	$1,330
Cash used by investing activities	(110,291)	(71,975)	(38,316)
Capital expenditures	(39,377)	(40,187)	810
Acquisition of businesses, net of cash acquired	(71,567)	(33,882)	(37,685)
Proceeds from sale of property, plant and equipment	936	2,173	(1,237)
Other investing activities	(283)	(79)	(204)
Cash used by financing activities	(175,927)	(51,279)	(124,648)
Proceeds from (payments on) short-term borrowings, net	183,465	(35,210)	218,675
(Payments on) proceeds from long-term borrowings, net	(206)	349,630	(349,836)
Proceeds from exercise of stock options	10,418	4,600	5,818
Excess tax benefits from stock-based compensation	3,414	1,487	1,927
Purchase of shares for treasury	(288,594)	(297,804)	9,210
Cash dividends paid to shareholders	(66,180)	(65,942)	(238)
Other financing activities	(18,244)	(8,040)	(10,204)
(Decrease) increase in Cash and cash equivalents	(47,255)	85,966
Cash and cash equivalents decreased 15.5% or $47,255 during the nine months ended September 30, 2016 to $256,928 from $304,183 as of December 31, 2015.  This decrease was predominantly due to cash used in the acquisition of businesses, cash dividends paid to shareholders and the purchase of common shares for treasury, offset by cash provided by operating activities and proceeds from short-term borrowings. The decrease in Cash and cash equivalents during the nine months ended September 30, 2016 compares to an increase of 30.9% or $85,966 to $364,345 during the nine months ended September 30, 2015. At September 30, 2016, $249,582 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
Cash provided by operating activities increased by $1,330 for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015.

Cash used by investing activities increased by $38,316 for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015.  The increase was predominantly due to an increase in cash used in the acquisition of businesses. The Company currently anticipates capital expenditures of $55,000 to $60,000 in 2016.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness and the Company's continued international expansion.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth, or improve the overall safety and environmental conditions of the Company’s facilities.
Cash used by financing activities increased by $124,648 to $175,927 in the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015.  The increase was due to proceeds from the 2015 Notes in the prior year, partially offset by proceeds from short-term borrowings in 2016. On October 20, 2016, the Company issued senior unsecured notes in the aggregate principal amount of $350,000 through a private placement. All proceeds were received during October 2016 (see the Note 11 for additional information). The Company's total weighted average effective interest rate and weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 18 years, respectively.
The Company anticipates share repurchases of approximately $400,000 in 2016.
The Company’s total debt levels increased from $354,625 at December 31, 2015 to $543,658 at September 30, 2016.  The increase was due to additional short-term borrowings. Total debt to total invested capital increased to 41.9% at September 30, 2016 from 27.6% at December 31, 2015.
In October 2016, the Company paid a cash dividend of $0.32 per share, or $21,129 to shareholders of record on September 30, 2016.
Working Capital Ratios

	September 30, 2016	December 31, 2015	September 30, 2015
Operating working capital to net sales [1]	17.7%	17.1%	17.5%
Days sales in Total inventory	100.3	89.2	98.3
Days sales in Accounts receivable	48.2	46.9	47.2
Average days in Trade accounts payable	45.3	38.7	40.0
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
ROIC for the twelve months ended September 30, 2016 and 2015 were as follows:

	Twelve Months Ended September 30,
Return on Invested Capital	2016	2015
Net income	$193,696	$153,998
Rationalization and asset impairment charges (gains), net of tax of ($16) and $1,791 in 2016 and 2015, respectively	450	17,899
Loss on deconsolidation of Venezuelan subsidiary, net of tax of $1,097	33,251	—
Income tax valuation reversals	(7,196)	—
Pension settlement charges, net of tax of $2,438 and $52,990 in 2016 and 2015, respectively	3,969	83,341
Venezuela currency devaluation	708	26,506
Adjusted net income	$224,878	$281,744
Plus: Interest expense, net of tax of $6,816 and $7,174 in 2016 and 2015, respectively	13,342	11,564
Less: Interest income, net of tax of $596 and $1,015 in 2016 and 2015, respectively	1,182	1,636
Adjusted net income before tax effected interest	$237,038	$291,672

Invested Capital	September 30, 2016	September 30, 2015
Short-term debt	$183,827	$2,453
Long-term debt, less current portion	359,831	350,899
Total debt	543,658	353,352
Total equity	752,917	1,011,969
Invested capital	$1,296,575	$1,365,321
Return on invested capital	18.3%	21.4%

Venezuela — Deconsolidation
Effective June 30, 2016, the Company determined that deteriorating conditions in Venezuela had led the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiary. The restrictive exchange controls in Venezuela and the lack of access to U.S. dollars through official currency exchange mechanisms resulted in an other-than-temporary lack of exchangeability between the Venezuela bolivar and the U.S. dollar, and restricted the Venezuela operations ability to pay dividends and satisfy other obligations denominated in U.S. dollars. Additionally, other operating restrictions including government controls on pricing, profits, imports and restrictive labor laws significantly impacted the Company’s ability to make key operational decisions, including the ability to manage its capital structure, purchasing, product pricing and labor relations. Therefore, as of June 30, 2016, the Company deconsolidated the financial statements of its subsidiary in Venezuela and began reporting the results under the cost method of accounting.
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
Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has had no purchases from or sales to the Venezuela entity since it was deconsolidated. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through September 30, 2016.  The Company expects these conditions to continue for the foreseeable future.
Prior to deconsolidation, in the three months ended September 30, 2015, the Company’s Venezuela operations contributed $34,689 to Net sales, a $16,841 loss to Gross profit and net losses of $26,316, or a loss of $0.36 per diluted share. In the nine months ended September 30, 2015, the Company’s Venezuela operations contributed $80,919 to Net sales, a $5,258 loss to Gross profit and net losses of $23,130, or a loss of $0.30 per diluted share. The losses in Gross profit for the three and nine months ended September 30, 2015, include a $22,172 lower of cost or market inventory adjustment related to the adoption of a new foreign exchange mechanism. Adjusted net income for the nine months ended September 30, 2015, included earnings of $3,376, or $0.05 per diluted share from the Venezuela operations.
Refer to Note 1 to the consolidated financial statements for a discussion of highly inflationary accounting prior to deconsolidation.
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
Pensions
In October 2016, the Company announced an amendment to The Lincoln Electric Company Retirement Annuity Program (“RAP”) to cease all benefit accruals for participants under the RAP effective as of December 31, 2016.  The RAP currently includes approximately 1,500 domestic employees who will fully transition to The Lincoln Electric Company Employee Savings Plan (“Savings Plan”), a defined contribution retirement savings plan.  Additionally, in October 2016, the Company announced an amendment to the Savings Plan to allow eligible employees to receive company contributions through a combination of matching and automatic employer contributions. These changes will not have a material impact on 2016 or 2017 financial statements.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and on Form 10-Q for the quarter ended June 30, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2015.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of September 30, 2016, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 6,123 plaintiffs, which is a net decrease of 357 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 52,102 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 768 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and on Form 10-Q for the quarter ended June 30, 2016, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2016 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2016	841,193	(1)	$59.90	841,059	10,291,168
August 1 - 31, 2016	187,995		62.57	187,995	10,103,173
September 1 - 30, 2016	382,609	(1)	61.45	382,122	9,721,051
Total	1,411,797		60.67	1,411,176
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
In April 2016, the Company's Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 45.3 million shares at a total cost of $1.6 billion for a weighted average cost of $35.03 per share through September 30, 2016.

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
October 24, 2016