Form 10-K
period 2016-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2017-02-24
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common shares held by non-affiliates as of June 30, 2016 was $3,870,351,360 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of January 31, 2017 was 65,702,072.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the registrant's 2017 Annual Meeting of Shareholders.

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
The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. Welding products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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
As of December 31, 2016, the Company's business units were aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment primarily includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. See Note 5 to the Company's consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.
Customers
The Company's products are sold in both domestic and international markets. In the Americas, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of the Americas, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors and product users.
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
Patents and Trademarks
The Company holds many valuable patents, primarily in arc welding, and actively protects its innovations as research and development has progressed in both the United States and major international jurisdictions.  The Company believes its trademarks are an important asset and aggressively pursues brand management.
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
Employees
The number of persons employed by the Company worldwide at December 31, 2016 was approximately 9,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS
From time to time, information we provide, statements by our employees or information included in our filings with the SEC may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "forecast," "guidance" or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company's operating results. Forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those risks described below. Forward-looking statements made in this report speak only as of the date of the statement, and, except as required by law, we undertake no obligation to update those statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
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
Our operating results are sensitive to changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, higher labor costs, trade barriers in the world markets, financial turmoil related to sovereign debt and changes in tax laws or trade laws or other economic factors affecting the countries and industries in which we do business could adversely affect demand for our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses, which may adversely impact our financial condition and access to capital markets.

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
As of December 31, 2016, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 5,954 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 52,281 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which was vacated on appeal), one was resolved by agreement for an immaterial amount and 768 were decided in favor of the Company following summary judgment motions.
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
Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may expose us to unexpected liabilities and involve the expenditure of significant funds and management time. Further, we may not be able to successfully integrate an acquired business with our existing businesses or recognize the expected benefits from any completed acquisition.
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
As a growing global enterprise, the share of sales and profits we derive from our international operations and exports from the United States is significant. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States. If international economies were to experience significant slowdowns, it could adversely affect our financial condition, results of operations and cash flows. There are a number of risks in doing business internationally, which may impede our ability to achieve our strategic objectives relating to our foreign operations, including:

•	Political and economic uncertainty and social turmoil;

•
Corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings and funds, exchange controls, labor regulations, nationalization, tariffs, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Cooperation and Development Convention);

•	International terrorism and hostilities;

•	Changes in the global regulatory environment, including revised or newly created laws, regulations or standards relating to the Company, our products or the markets in which we operate; and

•
Significant fluctuations in relative currency values; in particular, an increase in the value of the U.S. dollar against foreign currencies could have an adverse effect on our profitability and financial condition, as well as the imposition of exchange controls, currency devaluations and hyperinflation.

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
The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders' equity and cash flows through our annual measurement of plan assets and liabilities. During the fourth quarter 2016, the Company made amendments to freeze all benefit accruals under the Lincoln Electric Retirement Annuity Program and the domestic Supplemental Executive Retirement Plan, effective December 31, 2016 and November 30, 2016, respectively. For further details on the plan freeze and a discussion regarding how the financial statements have been affected, refer to Note 11 to the Company's consolidated financial statements.
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
It is our policy to apply strict standards for environmental protection to all of our operations inside and outside of the United States, even when we are not subject to local government regulations. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, liabilities resulting from third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws, if our products become non-compliant with environmental laws or if we were to undertake environmental protection actions voluntarily.

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
The Company did not implement any new rationalization plans in 2016. For more information regarding prior period rationalization plans, refer to the rationalization and asset impairment related disclosure under Note 6 to the Company's consolidated financial statements. We may take additional actions in the future to further optimize our cost structure and improve the efficiency of our operations, which will reduce our profitability in the periods incurred. As a result of these actions, we will likely continue to incur charges, which may include but are not be limited to asset impairments, employee severance costs, charges for pension and other postretirement contractual benefits and pension settlements, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future rationalization plans in full or in part or within the time periods we expect. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	55
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

Vincent K. Petrella	56	Executive Vice President, Chief Financial Officer and Treasurer since February 19, 2014; Senior Vice President, Chief Financial Officer and Treasurer from October 7, 2005 to February 19, 2014.
Frederick G. Stueber	63	Executive Vice President, General Counsel and Secretary since February 19, 2014; Senior Vice President, General Counsel and Secretary from 1996 to February 19, 2014.
George D. Blankenship	54
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

Gabriel Bruno	49
Executive Vice President, Chief Human Resources Officer since July 1, 2016; Executive Vice President, Chief Human Resources Officer and Chief Information Officer from February 18, 2016 to July 1, 2016; Executive Vice President, Chief Information Officer and Interim Chief Human Resources Officer from March 7, 2015 to February 18, 2016; Executive Vice President, Chief Information Officer since February 19, 2014; Vice President, Chief Information Officer from May 1, 2012 to February 19, 2014; Vice President, Corporate Controller from 2005 to May 1, 2012.

Michele R. Kuhrt	50	Executive Vice President, Chief Information Officer since July 1, 2016; Senior Vice President, Tax from 2006 to July 1, 2016.
Geoffrey P. Allman	46
Senior Vice President, Corporate Controller since January 14, 2014; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to June 30, 2012.

Thomas A. Flohn	56
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

Mathias Hallmann	54
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

Steven B. Hedlund	50
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

David J. Nangle	60	Senior Vice President, President, Harris Products Group since February 19, 2014; Vice President, Group President of Brazing, Cutting and Retail Subsidiaries from January 12, 2006 to February 19, 2014.
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
The Company has 47 manufacturing facilities, including operations and joint ventures in 19 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States	Cleveland and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa.
Brazil	Guarulhos; Indaiatuba.
Canada	Toronto; Mississauga; Hamilton.
Columbia	Bogota.
Mexico	Mexico City; Torreon.
Venezuela	Maracay.
International Welding:
Australia	Newcastle.
China	Shanghai; Nanjing; Zhengzhou; Luan County.
France	Grand-Quevilly.
Germany	Essen.
India	Chennai.
Indonesia	Cikarang.
Italy	Corsalone.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Portugal	Lisbon.
Russia	Mtsensk.
Turkey	Istanbul.
United Kingdom	Sheffield and Chertsey, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia.
Brazil	Sao Paulo.
Poland	Dzierzoniow.
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
As of December 31, 2016, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 5,954 plaintiffs, which is a net decrease of 169 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 52,281 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which was vacated on appeal), one was resolved by agreement for an immaterial amount and 768 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2016 was 1,712.
The total amount of dividends paid in 2016 was $87.3 million. During 2016, dividends were paid on January 15, April 15, July 15 and October 14.
Quarterly high and low stock prices and dividends declared per share for the last two years were:

	2016			2015
	Stock Price		Dividends Declared	Stock Price		Dividends Declared
	High	Low		High	Low
First quarter	$60.24	$45.54	$0.32	$72.50	$63.90	$0.29
Second quarter	64.79	56.02	0.32	71.15	60.85	0.29
Third quarter	65.33	57.40	0.32	62.94	51.74	0.29
Fourth quarter	80.57	61.04	0.35	62.95	49.71	0.32
Issuer purchases of equity securities for the fourth quarter 2016 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2016	500,577		$62.92	500,577	9,220,474
November 1-30, 2016	331,263	(1)	65.68	330,595	8,889,879
December 1-31, 2016	1,958	(1)	78.75	1,404	8,888,475
Total	833,798		64.06	832,576

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 46.1 million shares at a cost of $1.6 billion for a weighted average cost of $35.56 per share through December 31, 2016.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2012 and ending December 31, 2016. This graph assumes that $100 was invested on December 31, 2011 in each of the Company's common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Net sales	$2,274,614	$2,535,791	$2,813,324	$2,852,671	$2,853,367
Net income	198,399	127,478	254,686	293,780	257,411
Basic earnings per share	2.94	1.72	3.22	3.58	3.10
Diluted earnings per share	2.91	1.70	3.18	3.54	3.06
Cash dividends declared per share	1.31	1.19	0.98	0.83	0.71
Total assets	1,943,437	1,784,171	1,939,215	2,151,867	2,089,863
Long-term debt, less current portion	703,704	350,347	2,488	3,791	1,599

(1)
Results for 2016 include a loss of $34,348 ($33,251 after-tax) on the deconsolidation of the Company's Venezuelan subsidiary, partially offset by a $7,196 income tax valuation allowance reversal related to a legal entity change to realign the Company’s tax structure. Long-term debt includes the issuance in 2016 of additional Senior Unsecured Notes in the aggregate principal amount of $350,000 through a private placement.

(2)
Results for 2015 include $13,719 ($11,943 after-tax) of rationalization charges and non-cash net impairment charges of $6,239 ($6,239 after-tax). Results also include pension settlement charges of $142,738 ($87,310 after-tax) and charges of $27,214 ($27,214 after-tax) related to Venezuelan remeasurement losses. Long-term debt includes the issuance of Senior Unsecured Notes in 2015 in the aggregate principal amount of $350,000 through a private placement.

(3)
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

(4)
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

(5)
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
The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. Welding products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
The Company invests in the research and development of arc welding products in order to continue its market leading product offering. The Company continues to invest in technologies that improve the quality and productivity of welding products. In addition, the Company actively protects its innovations as research and development has progressed in both the United States and other major international jurisdictions. The Company believes its significant investment in research and development and its highly trained technical sales force coupled with its extensive distributor network provide a competitive advantage in the marketplace.
The Company's products are sold in both domestic and international markets. In the Americas, products are sold principally through industrial distributors, retailers and also directly to users of welding products. Outside of the Americas, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company's various manufacturing sites to distributors and product users.
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
During the first quarter of 2016, the Company realigned its organizational and leadership structure. The new structure allows for further integration of operational and product development processes across regions and to support growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the three months ended March 31, 2016, the Company reported three operating segments as follows: Americas Welding, International Welding, and The Harris Products Group. All prior period results have been revised to reflect the realigned segment structure. Refer to Note 5 to the Company's consolidated financial statements for segment and geographic area information.
As further described in Note 1 to the consolidated financial statements, effective June 30, 2016, the Company determined that it no longer had control of its subsidiary in Venezuela as a result of restrictive exchange controls and Venezuelan operating restrictions that have significantly impacted the ability to make key operational decisions. As a result, the Company deconsolidated its subsidiary in Venezuela effective June 30, 2016 and began reporting the results under the cost method of accounting. Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements.

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
Key financial measures utilized by the Company's executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; operating income; earnings before interest and taxes; earnings before interest, taxes and bonus; net income; adjusted operating income; adjusted earnings before interest and income taxes, adjusted net income; adjusted diluted earnings per share; operating cash flows; and capital expenditures, as well as applicable ratios such as return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.

Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2016		2015		2014		Increase (Decrease) Actual vs. Prior Year
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	2016 vs. 2015	2015 vs. 2014
Net sales	$2,274,614		$2,535,791		$2,813,324		(10.3%)	(9.9%)
Cost of goods sold	1,485,316		1,694,647		1,864,027		(12.4%)	(9.1%)
Gross profit	789,298	34.7%	841,144	33.2%	949,297	33.7%	(6.2%)	(11.4%)
Selling, general & administrative expenses	466,676	20.5%	496,748	19.6%	545,497	19.4%	(6.1%)	(8.9%)
Rationalization and asset impairment charges	—		19,958		30,053		(100.0%)	(33.6%)
Pension settlement charges	—		142,738		—		(100.0%)	100.0%
Loss on deconsolidation of Venezuelan subsidiary	34,348		—		—		100.0%	—
Operating income	288,274	12.7%	181,700	7.2%	373,747	13.3%	58.7%	(51.4%)
Interest income	2,092		2,714		3,093		(22.9%)	(12.3%)
Equity earnings in affiliates	2,928		3,015		5,412		(2.9%)	(44.3%)
Other income	3,173		4,182		3,995		(24.1%)	4.7%
Interest expense	(19,079)		(21,824)		(10,434)		12.6%	(109.2%)
Income before income taxes	277,388	12.2%	169,787	6.7%	375,813	13.4%	63.4%	(54.8%)
Income taxes	79,015		42,375		121,933		86.5%	(65.2%)
Effective tax rate	28.5%		25.0%		32.4%
Net income including non-controlling interests	198,373		127,412		253,880		55.7%	(49.8%)
Non-controlling interests in subsidiaries' loss	(26)		(66)		(806)		60.6%	91.8%
Net income	$198,399	8.7%	$127,478	5.0%	$254,686	9.1%	55.6%	(49.9%)
Diluted earnings per share	$2.91		$1.70		$3.18
Net Sales:
The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2016 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales 2015	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2016
Lincoln Electric Holdings, Inc.	$2,535,791	$(247,661)	$51,454	$259,692	$(324,662)	$2,274,614
Lincoln Electric Holdings, Inc. (excluding Venezuela)	2,451,129	(189,983)	51,454	(16,386)	(32,413)	2,263,801

% Change
Lincoln Electric Holdings, Inc.		(9.8%)	2.0%	10.2%	(12.8%)	(10.3%)
Lincoln Electric Holdings, Inc. (excluding Venezuela)		(7.8%)	2.1%	(0.7%)	(1.3%)	(7.6%)
Sales volumes decreased as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela impacting results in the first six months of 2016. Net sales for 2016 include $10,813 in sales from the Company's Venezuelan operations compared with $84,662 in sales from the Company's Venezuelan operations in 2015. The increase in net sales from acquisitions was driven by acquired companies within Americas Welding. The decrease in foreign exchange is due to a stronger U.S. dollar, as well as the highly inflationary environment in Venezuela impacting the first six months of 2016.
The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2015 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales 2014	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2015
Lincoln Electric Holdings, Inc.	$2,813,324	$(224,009)	$62,628	$111,167	$(227,319)	$2,535,791
Lincoln Electric Holdings, Inc. (excluding Venezuela)	2,741,531	(211,098)	62,628	(2,598)	(139,334)	2,451,129

% Change
Lincoln Electric Holdings, Inc.		(8.0%)	2.2%	4.0%	(8.1%)	(9.9%)
Lincoln Electric Holdings, Inc. (excluding Venezuela)		(7.7%)	2.3%	(0.1%)	(5.1%)	(10.6%)
Sales volumes decreased as a result of softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela partially offset by pricing declines in The Harris Products Group due to decreases in the costs of silver and copper. Net sales for 2015 include $84,662 in sales from the Company's Venezuelan operations compared with $71,793 in sales from the Company's Venezuelan operations in 2014. The increase in acquisitions was primarily driven by acquired companies within Americas Welding. The decrease in foreign exchange is due to a stronger U.S. dollar, as well as the highly inflationary environment in Venezuela.
Gross Profit:
Gross profit for 2016 increased, as a percent of sales, compared to the prior year due to lower material costs, cost control efforts and strong price management. The year ended December 31, 2016 includes a last-in, first-out ("LIFO") charge of $1,564 compared with a credit of $11,545 in the prior year period.
Gross profit for 2015 decreased, as a percent of sales, compared to the prior period as 2015 included inventory charges reflecting remeasurement losses in Venezuela related to the adoption of a new foreign exchange mechanism and higher warranty costs. The year ended December 31, 2015 also includes a LIFO credit of $11,545 compared with a charge of $429 in the prior year.
Selling, General & Administrative ("SG&A") Expenses:
The decrease in SG&A expense in 2016 as compared to 2015 was due to lower bonus expense of $16,374 and lower foreign exchange transaction losses of $11,662, partially offset by higher legal fees of $5,285 and incremental SG&A expenses from acquisitions of $10,497. Foreign currency exchange rates had an $11,544 favorable translation impact on SG&A expenses in 2016.
The decrease in SG&A expense in 2015 as compared to 2014 was due to lower bonus expense of $28,705 and lower foreign exchange transaction losses of $17,030, partially offset by higher general and administrative spending of $24,720 and incremental SG&A expenses from acquisitions of $8,780. Foreign exchange transaction losses in 2015 include a charge of $4,334, compared with a charge of $17,665 in 2014, relating to Venezuelan foreign exchange remeasurement losses as a result of the adoption of a new foreign exchange mechanism. Foreign currency exchange rates had a $33,229 favorable translation impact on SG&A expenses in 2015.
Rationalization and Asset Impairment Charges:
In 2015, the Company recorded $19,958 in charges primarily related to employee severance and other related costs and non-cash goodwill and asset impairment charges. Comparatively, in 2014, the Company recorded $30,053 in charges primarily related to non-cash long-lived asset impairment charges partially offset by gains on the sale of assets. Refer to Note 6 for additional details.
Pension Settlement Charges:
In 2015, the Company recorded non-cash pension settlement charges of $142,738, $87,310 after-tax, primarily related to the purchase of a group annuity contract. Refer to Note 11 for additional details.

Loss on Deconsolidation of Venezuela:
In 2016, the Company recorded a loss of $34,348, $33,251 after-tax, related to the deconsolidation of its Venezuelan subsidiary. Refer to Note 1 for additional details.
Equity Earnings in Affiliates:
Equity earnings in affiliates has remained relatively flat in the comparable periods.
Interest Expense:
The decrease in 2016 as compared to 2015 was due to prior year charges related to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary, offset by interest accrued on higher borrowings in 2016.
The increase in 2015 as compared to 2014 was due to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary and interest accrued on higher borrowings.
Income Taxes:
The effective income tax rate is higher in 2016 as compared to 2015 primarily due to higher U.S. tax credits in 2015 and changes in the mix of earnings between tax rate jurisdictions, offset by the reversal of an income tax valuation allowance as a result of a legal entity change.
The effective income tax rate is lower in 2015 as compared to 2014 primarily due to higher U.S. tax credits in 2015 and changes in the mix of earnings between tax rate jurisdictions.
Net Income:
As compared to the prior year, reported Net income for 2016 includes a loss related to the deconsolidation of the Company's Venezuelan subsidiary of $33,251, partially offset by reduced income taxes due to a benefit of $7,196 related to the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company's tax structure.
As compared to the prior year, reported Net income for 2015 includes non-cash pension settlement charges of $87,310, non-cash Venezuelan remeasurement losses of $27,214 related to the adoption of a new foreign exchange mechanism and net rationalization and asset impairment charges of $18,182.

Segment Results
Net Sales:
The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2016:

		Change in Net Sales due to:
	Net Sales 2015	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange (4)	Net Sales 2016
Operating Segments
Americas Welding	$1,741,350	$(248,715)	$42,832	$268,205	$(308,690)	$1,494,982
International Welding	530,460	(8,629)	8,622	(8,428)	(14,736)	507,289
The Harris Products Group	263,981	9,683	—	(85)	(1,236)	272,343

% Change
Americas Welding		(14.3%)	2.5%	15.4%	(17.7%)	(14.1%)
International Welding		(1.6%)	1.6%	(1.6%)	(2.8%)	(4.4%)
The Harris Products Group		3.7%	—	—	(0.5%)	3.2%
(1) Decrease for Americas Welding and International Welding due to softer demand associated with the current economic environment, weakness in oil & gas and U.S. export markets. The increase for The Harris Products Group was driven by the retail market.
(2) Increase primarily due to the acquisition of Vizient Manufacturing Solutions and Rimrock Holdings Corporation within Americas Welding (refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions).
(3) Increase driven by Americas Welding, which reflects the highly inflationary environment in Venezuela impacting results in the first six months of 2016.
(4) The decrease in all segments is due to a stronger U.S. dollar. Additionally, Americas Welding reflects the highly inflationary environment in Venezuela impacting the first six months of 2016.
The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2015:

		Change in Net Sales due to:
	Net Sales 2014	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange (4)	Net Sales 2015
Operating Segments
Americas Welding	$1,837,670	$(150,755)	$57,334	$131,708	$(134,607)	$1,741,350
International Welding	681,424	(71,086)	5,294	(4,795)	(80,377)	530,460
The Harris Products Group	294,230	(2,168)	—	(15,746)	(12,335)	263,981

% Change
Americas Welding		(8.2%)	3.1%	7.2%	(7.3%)	(5.2%)
International Welding		(10.4%)	0.8%	(0.7%)	(11.8%)	(22.2%)
The Harris Products Group		(0.7%)	—	(5.4%)	(4.2%)	(10.3%)
(1) Decrease for all operating segments due to softer demand associated with the current economic environment and weakness in oil & gas and U.S. export markets. Additionally, the decrease within the International segment is due to continued strategic repositioning in the Asia Pacific region.
(2) Increase primarily due to the acquisition of Rimrock Holdings Corporation and Easom Automation Systems, Inc. within Americas Welding (refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions).

(3) Increase in the Americas segment reflects a highly inflationary environment, particularly in Venezuela. The decrease for The Harris Products Group is due to decreases in the costs of silver and copper as compared to the prior year period.
(4) The decrease in all segments is due to a stronger U.S. dollar. Additionally, Americas Welding reflects the highly inflationary environment in Venezuela.

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
The following table presents Adjusted EBIT by segment:

	December 31,			Increase (Decrease) 2016 vs. 2015		Increase (Decrease) 2015 vs. 2014

	2016	2015	2014	$	%	$	%
Americas Welding:
Net sales	$1,494,982	$1,741,350	$1,837,670	(246,368)	(14.1%)	(96,320)	(5.2%)
Inter-segment sales	93,612	92,538	110,524	1,074	1.2%	(17,986)	(16.3%)
Total Sales	$1,588,594	$1,833,888	$1,948,194	(245,294)	(13.4%)	(114,306)	(5.9%)

Adjusted EBIT (4)	$266,633	$316,689	$353,255	(50,056)	(15.8%)	(36,566)	(10.4%)
As a percent of total sales (1)	16.8%	17.3%	18.1%		(0.5%)		(0.8%)

International Welding:
Net sales	$507,289	$530,460	$681,424	(23,171)	(4.4%)	(150,964)	(22.2%)
Inter-segment sales	15,975	18,747	21,608	(2,772)	(14.8%)	(2,861)	(13.2%)
Total Sales	$523,264	$549,207	$703,032	(25,943)	(4.7%)	(153,825)	(21.9%)

Adjusted EBIT (5)	$29,146	$34,511	$48,720	(5,365)	(15.5%)	(14,209)	(29.2%)
As a percent of total sales (2)	5.6%	6.3%	6.9%		(0.7%)		(0.6%)

The Harris Products Group:
Net sales	$272,343	$263,981	$294,230	8,362	3.2%	(30,249)	(10.3%)
Inter-segment sales	8,709	9,312	8,210	(603)	(6.5%)	1,102	13.4%
Total Sales	$281,052	$273,293	$302,440	7,759	2.8%	(29,147)	(9.6%)

Adjusted EBIT	$32,380	$27,882	$28,563	4,498	16.1%	(681)	(2.4%)
As a percent of total sales (3)	11.5%	10.2%	9.4%		1.3%		0.8%

Corporate / Eliminations:
Inter-segment sales	$(118,296)	$(120,597)	$(140,342)	2,301	(1.9%)	19,745	14.1%
Adjusted EBIT (6)	564	(275)	3,802	839	305.1%	(4,077)	(107.2%)

Consolidated:
Net sales	$2,274,614	$2,535,791	$2,813,324	(261,177)	(10.3%)	(277,533)	(9.9%)
Adjusted EBIT	$328,723	$378,807	$434,340	(50,084)	(13.2%)	(55,533)	(12.8%)
As a percent of total sales	14.5%	14.9%	15.4%		(0.4%)		(0.5%)

(1)
2016 decrease as compared to 2015 driven by sales volume declines and higher SG&A costs as a percent of sales, partially offset by improved margins on lower input costs.  SG&A costs included increased legal and professional fees.

2015 decrease as compared to 2014 driven by Net sales volume declines, lower margins in Venezuela and unfavorable foreign exchange translation.

(2)	2016 decrease as compared to 2015 driven by Net sales volume declines and higher SG&A costs as a percent of sales. SG&A costs included increased salaries and wages and professional fees.
2015 decrease as compared to 2014 due to unfavorable foreign exchange translation and Net sales volume declines, partially offset by improved margins on lower raw material costs and operational efficiencies.

(3)	2016 increase as compared to 2015 due to favorable sales mix associated with Net sales volume increases in the retail market.

(4)
2015 excludes net charges of $3,298 related to employee severance and other related costs, Venezuelan foreign exchange remeasurement losses of $27,214 related to the adoption of a new foreign exchange mechanism and $142,728 of non-cash pension settlement charges related to the purchase of a group annuity contract.

2014 excludes net charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations, as well as Venezuelan foreign exchange remeasurement losses of $21,133 related to the adoption of a new foreign exchange mechanism.

(5)
2015 excludes special items reflecting net charges of $6,939 primarily related to employee severance and other costs and adjustments to reclassify a potential divestiture that was previously held-for-sale, as well as special items including non-cash charges of $6,315 related to the impairment of goodwill and $3,417 related to the impairment of long-lived assets.

2014 excludes net charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations, as well as charges of $32,742 related to impairment of long-lived assets and a gain of $3,930 related to the sale of assets.

(6)	2016 excludes a loss of $34,348 related to the deconsolidation of the Company's Venezuelan subsidiary.
Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted net income, Adjusted diluted earnings per share and Return on invested capital, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time management evaluates and discloses to investors the non-GAAP measure Free cash flow ("FCF").  FCF is defined as Net cash provided by operating activities less Capital expenditures. The Company considers FCF to be a liquidity measure that provides useful information to management and investors about how the amount of cash generated by our business, after the purchase of property and equipment, can be used for debt service, acquisitions, paying dividends and repurchasing our common shares.
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2016	2015	2014
Operating income as reported	$288,274	$181,700	$373,747
Special items (pre-tax):
Rationalization and asset impairment charges (1)	—	19,958	30,053
Loss on deconsolidation of Venezuelan subsidiary (2)	34,348	—	—
Venezuela remeasurement losses (3)	—	27,214	21,133
Pension settlement charges (4)	—	142,738	—
Adjusted operating income	$322,622	$371,610	$424,933
(1) Charges consist of the following:

•	In 2015, employee severance and other related costs of $13,719, a non-cash goodwill impairment charge of $6,315 and net non-cash asset impairment charges;

•	In 2014, primarily includes non-cash asset impairment charges of $32,742 offset by gains of $3,930 related to the sale of assets.
(2) Loss on deconsolidation of the Venezuelan subsidiary as of June 30, 2016.

(3) Charges in 2015 and 2014 relate to the adoption of a new foreign exchange mechanism in the period.
(4) Related to the purchase of a group annuity contract that settled a portion of the Company's pension obligation in 2015.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
Net income as reported	$198,399	$127,478	$254,686
Special items (after-tax):
Rationalization and asset impairment charges (1)	—	18,182	30,914
Loss on deconsolidation of Venezuelan subsidiary (2)	33,251	—	—
Venezuela remeasurement losses (3)	—	27,214	21,133
Pension settlement charges (4)	—	87,310	—
Income tax valuation reversal (5)	(7,196)	—	—
Special items attributable to non-controlling interests (6)	—	—	(805)
Adjusted net income	$224,454	$260,184	$305,928
Diluted earnings per share as reported	$2.91	$1.70	$3.18
Special items per share	0.38	1.78	0.64
Adjusted diluted earnings per share	$3.29	$3.48	$3.82
(1) Charges consist of the following:

•	In 2015, employee severance and other related costs of $11,943, a non-cash goodwill impairment charge of $6,315 and net non-cash asset impairment charges;

•	In 2014, primarily includes non-cash asset impairment charges of $32,706 partially offset by gains of $2,754 related to the sale of assets.
(2) Loss on deconsolidation of the Venezuelan subsidiary as of June 30, 2016.
(3) Charges in 2015 and 2014 relate to the adoption of a new foreign exchange mechanism in the period.
(4) Related to the purchase of a group annuity contract that settled a portion of the Company's pension obligation in 2015.
(5) Tax benefit related to the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company's tax structure.
(6) Related to the impairment of long-lived assets in 2014 that were attributable to non-controlling interests.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash provided by operating activities	$303,403	$310,858	$401,702	$(7,455)	$(90,844)
Cash used by investing activities:	(159,946)	(85,352)	(78,985)	(74,594)	(6,367)
Capital expenditures	(49,877)	(50,507)	(72,990)	630	22,483
Acquisition of businesses, net of cash acquired	(71,567)	(37,076)	(24,230)	(34,491)	(12,846)
Purchase of marketable securities	(38,920)	—	—	(38,920)	—
Cash used by financing activities:	(62,854)	(169,908)	(314,355)	107,054	144,447
Proceeds from (payments on) short-term borrowings, net	1,539	(34,229)	47,876	35,768	(82,105)
Proceeds from (payments on) long-term borrowings, net	349,780	350,835	5,455	(1,055)	345,380
Purchase of shares for treasury	(342,003)	(399,494)	(307,178)	57,491	(92,316)
Cash dividends paid to shareholders	(87,330)	(86,968)	(73,261)	(362)	(13,707)
Increase (decrease) in Cash and cash equivalents	74,996	25,804	(21,446)
Cash and cash equivalents increased 24.7%, or $74,996, to $379,179 during the twelve months ended December 31, 2016, from $304,183 as of December 31, 2015. This increase was predominantly due to the cash provided from operating activities and proceeds from the issuance of $350,000 aggregate principal amount of Senior Unsecured Notes (the "2016 Notes") (refer to Note 8 for additional information), offset by cash used in the acquisition of a business, purchases of common shares for treasury and cash dividends paid to shareholders. At December 31, 2016, $261,547 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
Cash provided by operating activities decreased $7,455 for the twelve months ended December 31, 2016 compared with the twelve months ended December 31, 2015.
Cash used by investing activities increased by $74,594 in the twelve months ended December 31, 2016 compared with the twelve months ended December 31, 2015. The increase was predominantly due to an increase in cash paid for the acquisition of a business and the purchase of marketable securities. The Company anticipates capital expenditures of $65,000 to $75,000 in 2017. Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company's facilities.
Cash used by financing activities decreased $107,054 in the twelve months ended December 31, 2016 compared with the twelve months ended December 31, 2015. The decrease was predominantly due to higher net payments in 2015 and lower purchases of common shares for treasury in 2016.
The Company's debt levels increased from $354,625 at December 31, 2015 to $705,593 at December 31, 2016 due to the issuance of the 2016 Notes. Total debt to total invested capital increased to 49.8% at December 31, 2016 from 27.6% at December 31, 2015.
The Company paid $87,330 and $86,968 in cash dividends to its shareholders in the twelve months ended December 31, 2016 and 2015, respectively, reflecting a 10.3% increase in the dividend rate. In January 2017, the Company paid a cash dividend of $0.35 per share, or $22,986 to shareholders of record on December 31, 2016.
The Company has a share repurchase program for up to 55 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the twelve months ended December 31, 2016, the Company purchased a total of 5.9 million shares at a cost of $342,003. As of December 31, 2016, 8.9 million shares remained available for repurchase under the share repurchase program.
The Company made voluntary contributions to its U.S. defined benefit plans of $20,086, $47,124 and $21,175 in 2016, 2015 and 2014, respectively. The Company does not expect to contribute to the defined benefit plans in the United States in 2017.

Canada - Notice of Reassessment
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends.  The Company appealed the Reassessments to the Tax Court of Canada.  In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor.  In vacating the reassessment, this tax litigation is concluded.  The Company received a partial refund of a cash deposit in December 2014, with substantially all of the remaining cash deposit received in the first quarter of 2015, including interest.
Working Capital Ratios

	December 31,
	2016	2015	2014
Average operating working capital to net sales (1)	15.6%	17.1%	17.1%
Days sales in Inventories	92.1	89.2	94.7
Days sales in Accounts receivable	47.7	46.9	47.8
Average days in Trade accounts payable	48.9	38.7	46.6
(1) Average operating working capital to net sales is defined as the sum of Accounts receivable and Inventories less Trade accounts payable as of period end divided by annualized rolling three months of Net sales.
Rationalization and Asset Impairments
Refer to Note 6 to the consolidated financial statements for a discussion of the Company's various rationalization plans whose costs were substantially recognized in the prior year. No charges were recorded in the twelve months ended December 31, 2016. The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital.
Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.
Debt
At December 31, 2016 and 2015, the fair value of long-term debt, including the current portion, was approximately $669,209 and $342,602, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes, as shown in the table below, have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of December 31, 2016, the Company was in compliance with all of its debt covenants.
On October 20, 2016 the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes, as shown in the table below, have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2016, the Company was in compliance with all of its debt covenants.
The Company's total weighted average effective interest rate and weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 18 years, respectively.
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2016, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement. The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Short-term Borrowings
The Company had short-term borrowings of $1,758 included in Amounts due banks in 2016 and had a balance of $2,822 at December 31, 2015. Amounts due banks the borrowings of subsidiaries at weighted average interest rates of 29.0% and 24.1% at December 31, 2016 and 2015, respectively.
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

ROIC for the years ended December 31, 2016, 2015 and 2014 were as follows:

Return on Invested Capital	2016	2015	2014
Adjusted net income (1)	$224,454	$260,184	$305,928
Plus: Interest expense (after-tax)	11,775	13,469	6,439
Less: Interest income (after-tax)	1,291	1,675	1,909
Net operating profit after taxes	234,938	271,978	310,458
Invested capital	1,417,799	1,287,073	1,356,435
Return on invested capital	16.6%	21.1%	22.9%

(1)	See “Non-GAAP Financial Measures” section for a tabular reconciliation of Net income to Adjusted net income.

Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2016 are as follows:

	Payments Due By Period
	Total	2017	2018 to 2019	2020 to 2021	2022 and Beyond
Long-term debt, including current portion	$711,208	$95	$196	$204	$710,713
Interest on long-term debt	421,422	23,299	46,591	46,584	304,948
Capital lease obligations	47	36	11	—	—
Short-term debt	1,758	1,758	—	—	—
Interest on short-term debt	465	465	—	—	—
Operating leases	43,685	12,267	17,494	9,036	4,888
Purchase commitments(1)	157,727	157,384	332	11	—
Total	$1,336,312	$195,304	$64,624	$55,835	$1,020,549
_

(1)	Purchase commitments include contractual obligations for raw materials and services.
As of December 31, 2016, there were $14,186 of tax liabilities related to unrecognized tax benefits and a $25,244 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur. Additionally, in connection with prior acquisitions, there were liabilities with fair values as of December 31, 2016 of $8,154 for a contingent consideration arrangement and $15,272 for a forward contract to acquire an additional ownership interest in a majority owned subsidiary. The amount of future cash flows associated with these liabilities will be contingent upon actual results of the acquired entities.  See Notes 12 and 14 of the Company’s consolidated financial statements for further discussion.
Stock-Based Compensation
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2016, there were 4,862,288 common shares available for future grant under all plans.
Under these plans, options, restricted shares and restricted stock units granted were 449,415 in 2016, 411,406 in 2015 and 22,909 in 2014. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2016, 2015 and 2014.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2016, 2015 and 2014 was $10,332, $7,932 and $8,416, respectively, with a related tax benefit of $3,955, $3,037 and $3,222, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $18,839, which is expected to be recognized over a weighted average period of approximately 2.3 years.
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2016 was $40,803 and $34,666, respectively. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $30,967, $6,879 and $14,647 respectively.
Product Liability Costs
Product liability costs incurred can be volatile and are largely related to trial activity. The costs associated with these claims are predominantly defense costs which are recognized in the periods incurred.
The long-term impact of product liability contingencies, in the aggregate, on operating results, operating cash flows and access to capital markets is difficult to assess, particularly since claims are in many different stages of development and the Company benefits significantly from cost sharing with co-defendants and insurance carriers. Moreover, the Company has been largely successful to date in its defense of these claims.

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
Critical Accounting Policies and Estimates
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2016. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

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
The Company maintains liabilities for uncertain income tax positions for many jurisdictions. Liabilities are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Liabilities can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for uncertain income tax positions; however, actual results may materially differ from these estimates. See Note 12 to the Company's consolidated financial statements for further discussion of uncertain income tax positions.
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
Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $3,741 in 2016 and losses of $6,023 and $22,351 in 2015 and 2014, respectively.
Venezuela – Highly Inflationary Economy
The Company deconsolidated its subsidiary in Venezuela effective June 30, 2016 and began reporting the results under the cost method of accounting. Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Refer to Note 1 for additional information.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries, which are deemed indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings that are not expected to be indefinitely reinvested were not significant. At December 31, 2016, the Company had approximately $101,655 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards which may reduce taxable income in future years.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2016, a valuation allowance of $47,849 was recorded against these deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
Pensions
The Company maintains a number of defined benefit ("Pension") and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plan. In October 2016, the Company amended the Lincoln Electric Retirement Annuity Program ("RAP") and the Supplemental Executive Retirement Plan ("SERP") to freeze all benefit accruals for participants under the plans effective as of December 31, 2016. and November 30, 2016, respectively. Refer to Note 11 to the Consolidated Financial Statements for additional information.
A substantial portion of the Company's pension amounts relate to its defined benefit plan in the United States. The fair value of plan assets is determined at December 31 of each year.
A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 6.1% and 6.3% at December 31, 2016 and 2015, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and, for frozen plans, is amortized over the average remaining life expectancy of plan participants expected to receive benefits under the plan. During 2016, investment returns were 6.6% compared with a return of 0.9% in 2015. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,200.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 4.1% at December 31, 2016 and 4.5% at December 31, 2015. A 10 basis point change in the discount rate would increase or decrease pension expense by approximately $800.
The Company's defined benefit plan expense was $13,988, $162,815 and $12,395 in 2016, 2015 and 2014, respectively. Pension expense in 2016 includes net curtailment gains of $1,062, 2015 includes $142,738 in settlement charges and 2014 includes $1,773 in settlement charges. The Company's defined contribution plan expense was $8,361, $10,082 and $11,088 in 2016, 2015 and 2014, respectively. Excluding the net curtailment gains in 2016, the Company expects total 2017 expense related to retirement plans to decrease by a range of approximately $6,000 to $8,000. The decrease is the result of lower amortization of deferred losses related to the defined benefit plan freeze, partially offset by higher defined contribution plan expense because of the new defined contribution plan. Refer to Note 11 for additional information.
The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $146,604 as of December 31, 2016 and $154,756 as of December 31, 2015. The decrease is primarily the result of the amortization of net losses and curtailments in 2016.
The Company made voluntary contributions to its U.S. defined benefit plans of $20,086, $47,124 and $21,175 in 2016, 2015 and 2014, respectively. The Company does not expect to contribute to the defined benefit plans in the United States in 2017.
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 40% of total inventories at both December 31, 2016 and 2015. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $61,329 at December 31, 2016 and $59,765 at December 31, 2015.

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
The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The quantitative goodwill impairment analysis is a two-step process. Goodwill is tested by first comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.
Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.
The fair value of goodwill for all of the Company's reporting units exceeded its carrying value by at least 10% as of the testing date during the fourth quarter of 2016. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.
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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2016 and a 100 basis point increase in effective interest rates at December 31, 2016. The derivative, borrowing and investment arrangements in effect at December 31, 2016 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company's current period consolidated financial statements.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates.
At December 31, 2016, the Company hedged certain third-party and inter-company purchases and sales. The gross notional amount of these foreign exchange contracts at December 31, 2016 was $36,385. At December 31, 2016, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $1,601.
In addition, the Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional amount of these foreign exchange contracts at December 31, 2016 was $261,168. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $19,556 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The Company had no commodity contracts outstanding during 2016 .
Interest Rate Risk
At December 31, 2016, the Company had various floating interest rate swaps used to convert $100,000 of its outstanding fixed-rate, long-term borrowings into short-term variable interest rates. The fixed-rate nature of the remaining long-term borrowings limits the Company's exposure to changes in near-term interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2016 floating rate, would not materially affect the Company’s financial statements. A hypothetical 100 basis point increase to effective interest rates would also impact the fair value of interest rate swap. However, any loss resulting from this hypothetical scenario would be offset by the associated gain on the underlying debt and have no impact on the Company’s consolidated financial statements.
The fair value of the Company's cash and cash equivalents and marketable securities at December 31, 2016 approximated cost due to their short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2017 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2016.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2017 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2017 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2017 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 9 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2017 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2017 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets – December 31, 2016 and 2015
Consolidated Statements of Income – Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity – Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2014, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on September 17, 2014, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.4
Note Purchase Agreement, dated as of October 20, 2016, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Techalloy, Inc. and Wayne Trail Technologies, Inc. and the purchaser party thereto (filed herewith).

10.5*
Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made part hereof).

Exhibit No.	Description
10.6*	Amendment No. 1 to Supplemental Executive Retirement Plan (As Amended and Restated as of December 31, 2008) dated November 29, 2016 (filed herewith).
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

10.9*
2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2016) (filed as Exhibit 10.6 to Form 10-K of Lincoln Electrics Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.10*
The Lincoln Electric Company Restoration Plan (filed as Exhibit 4.3 to Form S-8 of Lincoln Electric Holdings, Inc. filed on December 19, 2016, SEC File No. 333-215168, and incorporated herein by reference and made a part hereof).

10.11*	The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2017 dated December 20, 2016 (filed herewith).
10.12*
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

10.19*
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

10.23*
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

10.26*
Form of Restricted Stock Unit Agreement for Executive Officers (for awards made on or after October 2015) (filed as Exhibit 10.21 to Form 10-K of Lincoln Electrics Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.27*
Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.22 to Form 10-K of Lincoln Electrics Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
Geoffrey P. Allman Senior Vice President, Corporate Controller (principal accounting officer) February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER L. MAPES	/s/ VINCENT K. PETRELLA
Christopher L. Mapes, Chairman, President and Chief Executive Officer (principal executive officer) February 24, 2017	Vincent K. Petrella, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) February 24, 2017

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman, Senior Vice President, Corporate Controller (principal accounting officer) February 24, 2017	Geoffrey P. Allman as Attorney-in-Fact for Curtis E. Espeland, Director February 24, 2017

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for David H. Gunning, Director February 24, 2017	Geoffrey P. Allman as Attorney-in-Fact for Stephen G. Hanks, Director February 24, 2017

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Michael F. Hilton, Director February 24, 2017	Geoffrey P. Allman as Attorney-in-Fact for G. Russell Lincoln, Director February 24, 2017

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 24, 2017	Geoffrey P. Allman as Attorney-in-Fact for William E. MacDonald, III, Director February 24, 2017

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Phillip J. Mason, Director February 24, 2017	Geoffrey P. Allman as Attorney-in-Fact for Hellene S. Runtagh, Director February 24, 2017

/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for George H. Walls, Jr., Director February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index as Item 15 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln Electric Holdings, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
We have audited Lincoln Electric Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lincoln Electric Holdings, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Lincoln Electric Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln Electric Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Lincoln Electric Holdings, Inc. and subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2017

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$379,179	$304,183
Accounts receivable (less allowance for doubtful accounts of $7,768 in 2016; $7,299 in 2015)	273,993	264,715
Inventories (Note 15)	255,406	275,930
Other current assets (Note 1)	135,135	91,167
Total Current Assets	1,043,713	935,995
Property, plant and equipment, net (Note 1)	$372,377	$411,323
Intangibles, net (Note 4)	130,088	120,719
Goodwill (Note 4)	231,919	187,504
Deferred income taxes (Note 12)	8,424	8,683
Other assets	156,916	119,947
TOTAL ASSETS	$1,943,437	$1,784,171
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 8)	$1,758	$2,822
Trade accounts payable	176,757	152,620
Accrued employee compensation and benefits	67,431	65,571
Dividends payable	22,986	22,622
Customer advances	21,238	16,112
Other current liabilities	97,806	108,919
Current portion of long-term debt (Note 8)	131	1,456
Total Current Liabilities	388,107	370,122
Long-term debt, less current portion (Note 8)	703,704	350,347
Deferred income taxes (Note 12)	41,617	46,662
Other liabilities (Note 1)	97,803	84,592
Total Liabilities	1,231,231	851,723
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2016 and 2015; outstanding – 65,674,754 shares in 2016 and 70,693,389 shares in 2015	9,858	9,858
Additional paid-in capital	309,417	272,908
Retained earnings	2,236,071	2,125,838
Accumulated other comprehensive loss	(329,037)	(296,267)
Treasury shares, at cost – 32,906,680 shares in 2016 and 27,888,045 shares in 2015	(1,514,832)	(1,180,750)
Total Shareholders' Equity	711,477	931,587
Non-controlling interests	729	861
Total Equity	712,206	932,448
TOTAL LIABILITIES AND EQUITY	$1,943,437	$1,784,171
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$2,274,614	$2,535,791	$2,813,324
Cost of goods sold	1,485,316	1,694,647	1,864,027
Gross profit	789,298	841,144	949,297
Selling, general & administrative expenses	466,676	496,748	545,497
Rationalization and asset impairment charges (Note 6)	—	19,958	30,053
Pension settlement charges (Note 11)	—	142,738	—
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	34,348	—	—
Operating income	288,274	181,700	373,747
Other income (expense):
Interest income	2,092	2,714	3,093
Equity earnings in affiliates	2,928	3,015	5,412
Other income	3,173	4,182	3,995
Interest expense	(19,079)	(21,824)	(10,434)
Total other income (expense)	(10,886)	(11,913)	2,066
Income before income taxes	277,388	169,787	375,813
Income taxes (Note 12)	79,015	42,375	121,933
Net income including non-controlling interests	198,373	127,412	253,880
Non-controlling interests in subsidiaries' loss	(26)	(66)	(806)
Net income	$198,399	$127,478	$254,686

Basic earnings per share	$2.94	$1.72	$3.22
Diluted earnings per share	$2.91	$1.70	$3.18

Cash dividends declared per share	$1.31	$1.19	$0.98
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income including non-controlling interests	$198,373	$127,412	$253,880
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(21) in 2016; $336 in 2015; $(121) in 2014	39	557	(378)
Defined pension plan activity, net of tax of $4,297 in 2016; $61,538 in 2015; $(20,951) in 2014	3,837	98,117	(37,200)
Currency translation adjustment	(36,752)	(106,935)	(98,365)
Transactions with non-controlling interests	—	(7)	(4)
Other comprehensive loss	(32,876)	(8,268)	(135,947)
Comprehensive income	165,497	119,144	117,933
Comprehensive loss attributable to non-controlling interests	(132)	(689)	(72)
Comprehensive income attributable to shareholders	$165,629	$119,833	$118,005
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2013	81,010	$9,858	$240,519	$1,908,462	$(151,941)	$(480,296)	$4,086	$1,530,688
Net income				254,686			(806)	253,880
Unrecognized amounts from defined benefit pension plans, net of tax					(37,200)			(37,200)
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					(378)			(378)
Currency translation adjustment					(99,099)		734	(98,365)
Cash dividends declared – $0.98 per share				(76,974)				(76,974)
Stock-based compensation activity	385		19,781			3,797		23,578
Purchase of shares for treasury	(4,398)					(307,178)		(307,178)
Transactions with non-controlling interests			(1,484)		(4)		(782)	(2,270)
Balance at December 31, 2014	76,997	9,858	258,816	2,086,174	(288,622)	(783,677)	3,232	1,285,781
Net income				127,478			(66)	127,412
Unrecognized amounts from defined benefit pension plans, net of tax					98,117			98,117
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					557			557
Currency translation adjustment					(106,312)		(623)	(106,935)
Cash dividends declared – $1.19 per share				(87,814)				(87,814)
Stock-based compensation activity	274		14,092			2,421		16,513
Purchase of shares for treasury	(6,578)					(399,494)		(399,494)
Transactions with non-controlling interests					(7)		(1,682)	(1,689)
Balance at December 31, 2015	70,693	9,858	272,908	2,125,838	(296,267)	(1,180,750)	861	932,448
Net income				198,399			(26)	198,373
Unrecognized amounts from defined benefit pension plans, net of tax					3,837			3,837
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					39			39
Currency translation adjustment					(36,646)		(106)	(36,752)
Cash dividends declared – $1.31 per share				(88,166)				(88,166)
Stock-based compensation activity	843		36,509			7,921		44,430
Purchase of shares for treasury	(5,862)					(342,003)		(342,003)
Balance at December 31, 2016	65,674	$9,858	$309,417	$2,236,071	$(329,037)	$(1,514,832)	$729	$712,206
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,399	$127,478	$254,686
Non-controlling interests in subsidiaries' loss	(26)	(66)	(806)
Net income including non-controlling interests	198,373	127,412	253,880
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges	—	6,269	29,574
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	34,348	—	—
Depreciation and amortization	65,073	64,007	69,607
Equity earnings in affiliates, net	(261)	(530)	(1,848)
Deferred income taxes	(9,805)	(55,728)	17,887
Stock-based compensation (Note 9)	10,332	7,932	8,416
Pension expense, settlements and curtailments (Note 11)	13,988	162,815	12,395
Pension contributions and payments	(22,484)	(53,547)	(36,072)
Other, net	(4,076)	958	18,095
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(12,314)	56,741	5,876
Decrease (increase) in inventories	14,601	56,067	(5,718)
Decrease (increase) in other current assets	1,532	(19,972)	32,081
Increase (decrease) in accounts payable	29,627	(46,911)	2,135
Decrease in other current liabilities	(18,440)	(463)	(3,736)
Net change in other assets and liabilities	2,909	5,808	(870)
NET CASH PROVIDED BY OPERATING ACTIVITIES	303,403	310,858	401,702
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49,877)	(50,507)	(72,990)
Acquisition of businesses, net of cash acquired (Note 3)	(71,567)	(37,076)	(24,230)
Proceeds from sale of property, plant and equipment	1,127	2,310	17,457
Purchase of marketable securities (Note 1)	(38,920)	—	—
Other investing activities	(709)	(79)	778
NET CASH USED BY INVESTING ACTIVITIES	(159,946)	(85,352)	(78,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	1,892	12,505	11,124
Payments on short-term borrowings	(1,822)	(9,268)	(12,226)
Amounts due banks, net	1,469	(37,466)	48,978
Proceeds from long-term borrowings	350,261	357,780	8,754
Payments on long-term borrowings	(481)	(6,945)	(3,299)
Proceeds from exercise of stock options	25,049	5,996	9,116
Excess tax benefit from stock-based compensation	9,154	1,974	5,967
Purchase of shares for treasury	(342,003)	(399,494)	(307,178)
Cash dividends paid to shareholders	(87,330)	(86,968)	(73,261)
Other financing activities (Note 14)	(19,043)	(8,022)	(2,330)
NET CASH USED BY FINANCING ACTIVITIES	(62,854)	(169,908)	(314,355)
Effect of exchange rate changes on cash and cash equivalents	(5,607)	(29,794)	(29,808)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,996	25,804	(21,446)
Cash and cash equivalents at beginning of year	304,183	278,379	299,825
CASH AND CASH EQUIVALENTS AT END OF YEAR	$379,179	$304,183	$278,379
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
General Information
The Company is a manufacturer of welding, cutting and brazing products. Welding products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems, regulators and torches used in oxy-fuel welding, cutting and brazing and consumables used in the brazing and soldering alloys market.
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
Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $3,741 in 2016 and losses of $6,023 and $22,351 in 2015 and 2014, respectively.
Venezuela – Deconsolidation
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
Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through December 31, 2016.  The Company expects these conditions to continue for the foreseeable future.
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
In February 2015, the Venezuelan government announced a new exchange market called the Marginal Currency System (“SIMADI”), which allowed for trading based on supply and demand. At September 30, 2015, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SIMADI rate (now known as "DICOM"), as the SIMADI rate most appropriately approximated the rates used to transact business in its Venezuelan operations. At September 30, 2015, the SIMADI rate was 199.4 bolivars to the U.S. dollar, resulting in a remeasurement charge on the bolivar-denominated monetary net asset position of $4,334. This foreign exchange loss was recorded in Selling, general & administrative expenses during the three months ended September 30, 2015. Additionally, the Company recorded a lower of cost or net realizable value inventory adjustments of $22,880 within Cost of goods sold, related to the adoption of the SIMADI rate.
In January 2014, the exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to utilize the Complementary System of Foreign Currency Administration ("SICAD") auction-based exchange rate (the "SICAD rate"). As of March 31, 2014, the Company determined that the rate used in remeasuring the Venezuelan operation's financial statements into U.S. dollars would change to the SICAD rate as future remittances for dividend payments could be transacted at the SICAD rate. As of March 31, 2014, the SICAD rate was 10.7 bolivars to the U.S. dollar, which resulted in a remeasurement loss on the bolivar-denominated monetary net asset position of $17,665 which was recorded in Selling, general & administrative expenses in the three months ended March 31, 2014. Additionally, the Company incurred higher Cost of goods sold of $3,468 during the second quarter of 2014 related to the adoption of the SICAD rate.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“ LIFO”) basis. LIFO was used for 40% of total inventories at both December 31, 2016 and 2015. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 15 for additional details.
Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $19,252 and $19,198 at December 31, 2016 and 2015, respectively.
Marketable Securities
The Company's marketable securities consist of short-term highly liquid investments classified as available-for-sale and recorded at fair value using quoted market prices for similar assets at the end of the reporting period. The marketable securities are included in Other current assets in the accompanying Consolidated Balance Sheets. Refer to Note 14 for fair value information.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Prepaid Expenses
Prepaid expenses include prepaid insurance, prepaid rent, prepaid service contracts and other prepaid items. Prepaid expenses are included in Other current assets in the accompanying Consolidated Balance Sheets and amounted to $12,139 at December 31, 2016 and $11,624 at December 31, 2015.
Equity Investments
Investments in businesses in which the Company does not have a controlling interest and holds between a 20% and 50% ownership interest are accounted for using the equity method of accounting. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $19,333 at December 31, 2016 and $19,072 at December 31, 2015.
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
Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2016	2015
Land	$46,219	$45,775
Buildings	335,885	362,325
Machinery and equipment	706,938	696,849
	1,089,042	1,104,949
Less accumulated depreciation	716,665	693,626
Total	$372,377	$411,323
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
The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The quantitative goodwill impairment analysis is a two-step process. Goodwill is tested by first comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the implied value of goodwill is compared to its carrying value and impairment is recognized to the extent that the carrying value exceeds the implied fair value.
Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods. Refer to Note 4 for additional details.
Long-Lived Assets
The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Refer to Notes 4 and 6 for additional details.
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
Refer to Notes 11 and 14 for additional details.
Product Warranties
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are generally provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Other current liabilities. Refer to Note 18.
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
Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. Refer to Note 9 for additional details.
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
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the fair value unrealized gain or loss on cash flow hedges are reported as a component of Accumulated other comprehensive income ("AOCI") with offsetting amounts recorded as Other current assets, Other assets, Other current liabilities or Other liabilities depending on the position and the duration of the contract. At settlement, the realized gain or loss is recorded in Cost of goods sold or sales for hedges of purchases and sales, respectively, in the same period or periods during which the hedged transaction affects earnings. The ineffective portion on cash flow hedges is recognized in current earnings.
Fair value hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. The interest rate swap agreements designated as fair value hedges meet the shortcut method requirements under accounting standards for derivatives and hedging. Accordingly, changes in the fair value of these agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The effective portion of the changes in fair value are recorded in Other assets or Other liabilities with offsetting amounts recorded as a fair value adjustment to the carrying value of Long-term debt, less current portion.
Net investment hedges
For derivative instruments that qualify as a net investment hedge (i.e., hedging the foreign currency exposure of a net investment in a foreign operation), the effective portion of the fair value gains or losses are recognized in AOCI with offsetting amounts recorded as Other current assets, Other assets, Other current liabilities or Other liabilities depending on the position and the duration of the contract. The gains or losses are subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
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
Refer to Note 13 for additional details.
Research and Development
Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $44,720, $47,182 and $43,256 in 2016, 2015 and 2014, respectively.
Bonus
Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs. Bonus costs were $83,620 in 2016, $98,651 in 2015 and $128,478 in 2014.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. Refer to Note 12 for additional details.
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
New Accounting Pronouncements
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New Accounting Pronouncements Adopted:
The following ASUs were adopted as of January 1, 2016 and did not have a significant financial impact on the Company's financial statements:

Standard	Description
Accounting Standard Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, issued September 2015
ASU 2015-16 requires an acquiring entity to: recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined; record the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts; present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.

ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share, issued May 2015
ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes the requirement to make certain disclosures for these investments.

ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, issued February 2015
ASU 2015-02 modifies the evaluation of whether limited partnership and similar legal entities are VIEs or voting interest entities, affects the consolidation analysis of reporting entities that are involved with VIEs and provides scope exceptions.

New Accounting Pronouncements to be Adopted:
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 amends several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017.
ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. The impact of the tax adjustment will vary depending on the amount and timing of stock options. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares. The Company expects this change to increase the number of diluted shares in subsequent periods, but not have a material impact on diluted earnings per share.
ASU 2016-09 requires that excess tax benefits from share based compensation awards be reported as operating activities in the Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities on the Consolidated Statement of Cash Flows. The Company has elected to apply this change on a retrospective basis. As a result, in subsequent periods, the Company expects 2016 and 2015 Net cash provided by operating activities and Net cash used by financing

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

activities to increase by the amount reported as Excess tax benefits from stock-based compensation on the Consolidated Statements of Cash Flows.
ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the Consolidated Statements of Cash Flows on a retrospective basis. Previously, this activity was included in operating activities. The Company expects the impact of this change to be immaterial to the Consolidated Statements of Cash Flows.
The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. To evaluate the impact of adopting this new guidance on the consolidated financial statements, the Company completed a scoping analysis of revenue streams against the requirements of the standard. In addition, the Company is in the process of reviewing customer contracts, as well as identifying and implementing changes to processes and controls to meet the standard’s reporting and disclosure requirements. ASU 2014-09 will accelerate the timing of when certain transactions are recognized as revenue upon adoption of the guidance’s control model. The Company is currently evaluating the impact of the adoption of ASU 2014-09.
The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, issued January 2017.
ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  Under this ASU, an entity should perform the Step 1 annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective January 1, 2020, early adoption is permitted and the ASU should be applied prospectively.

ASU No. 2016-18, Statement of Cash Flows(Topic 230): Restricted Cash, issued November 2016.
ASU 2016-18 requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be applied retrospectively.

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, issued October 2016.
ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be applied using a modified retrospective approach, through a cumulative-effect adjustment directly to retained earnings, as of the beginning of the period of adoption.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, issued August 2016.
ASU 2016-15 reduces existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be applied retrospectively (or prospectively as of earliest date practicable).

ASU No. 2016-02, Leases (Topic 842), issued February 2016.
ASU 2016-02 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing agreements. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The ASU is effective January 1, 2019, early adoption is permitted and the ASU should be applied using either a modified retrospective or modified retrospective with practical expedients approach.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$198,399	$127,478	$254,686
Denominator:
Basic weighted average shares outstanding	67,462	74,111	79,185
Effect of dilutive securities - Stock options and awards	694	743	911
Diluted weighted average shares outstanding	68,156	74,854	80,096
Basic earnings per share	$2.94	$1.72	$3.22
Diluted earnings per share	$2.91	$1.70	$3.18
For the years ended December 31, 2016, 2015 and 2014, common shares subject to equity-based awards of 774,502, 522,471 and 260,090, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 – ACQUISITIONS
During May 2016, the Company acquired Vizient Manufacturing Solutions ("Vizient"). Vizient, based in Bettendorf, Iowa, is a robotic integrator specializing in custom engineered tooling and automated arc welding systems for general and heavy fabrication applications. The acquisition assisted in diversifying end-market exposure and broadening global growth opportunities.
During August 2015, the Company acquired Specialised Welding Products ("SWP"). SWP, based in Melbourne, Australia, is a provider of specialty welding consumables and fabrication, maintenance and repair services for alloy and wear resistant products commonly used in mining and energy sector applications. The acquisition broadened the Company's presence and specialty alloy offering in Australia and New Zealand.
Also in August 2015, the Company acquired Rimrock Holdings Corporation ("Rimrock"). Rimrock is a manufacturer of industrial automation products and robotic systems with two divisions, Wolf Robotics LLC, based in Fort Collins, Colorado, and Rimrock Corporation, based in Columbus, Ohio. Wolf Robotics integrates robotic welding and cutting systems predominantly for heavy fabrication and transportation OEMs and suppliers. The acquisition advanced the Company's leadership position in automated welding and cutting solutions. Rimrock Corporation designs and manufactures automated spray systems and turnkey robotic systems for the die casting, foundry and forging markets.
During October 2014, the Company acquired substantially all of the assets of Easom Automation Systems, Inc. ("Easom"). Easom, based in Detroit, Michigan, is an integrator and manufacturer of automation and positioning solutions, serving heavy fabrication, aerospace and automotive OEMs and suppliers. The acquisition advanced the Company's leadership position in automated welding and cutting solutions. In addition, during 2014, the Company acquired the remaining interest in its majority-owned joint venture, Harris Soldas Especiais S.A.
Pro forma information related to these acquisitions has not been presented because the impact on the Company's Consolidated Statements of Income is not material. Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2016 and 2015 were as follows:

	Americas Welding	International Welding	The Harris Products Group	Consolidated
Balance as of December 31, 2014	$138,192	$28,850	$13,085	$180,127
Additions and adjustments	19,700	3,846	(301)	23,245
Impairment charges	—	(6,315)	—	(6,315)
Foreign currency translation	(5,557)	(3,036)	(960)	(9,553)
Balance as of December 31, 2015	152,335	23,345	11,824	187,504
Additions and adjustments	43,217	(30)	(301)	42,886
Foreign currency translation	826	349	354	1,529
Balance as of December 31, 2016	$196,378	$23,664	$11,877	$231,919
Additions to goodwill primarily reflect goodwill recognized in the acquisition of Vizient in 2016 and the acquisitions of Rimrock and SWP in 2015 (see Note 3 for additional details). During 2015, the Company determined that for certain long-lived assets of a business unit, the carrying value of the assets exceeded the fair value resulting in impairment (see Note 6 for additional details).  This result was considered a possible indication of goodwill impairment, therefore, the Company performed an interim goodwill impairment test, using a combination of income and market valuation approaches resulting in a $6,315 non-cash impairment charge to the carrying value of goodwill. The adjustments to goodwill include the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial reporting purposes.
Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$17,113		$15,919
Intangible assets subject to amortization
Trademarks and trade names	$44,372	$20,648	$36,754	$18,243
Customer relationships	85,816	39,033	77,590	33,932
Patents	28,073	11,467	24,208	6,884
Other	52,071	26,209	54,586	29,279
Total intangible assets subject to amortization	$210,332	$97,357	$193,138	$88,338
Increases in gross intangible assets primarily reflect the acquisition of Vizient in 2016 and the acquisitions of Rimrock and SWP in 2015. During 2015, the Company recognized non-cash impairment charges of $3,417 related to trademarks and trade names, customer relationships and other definite lived intangible assets (see Note 6 for additional details). All impairment charges have been recorded within Rationalization and asset impairment charges.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

During 2016, the Company acquired intangible assets, either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average lives as follows:

	Year Ended December 31, 2016
	Purchase Price Allocation	Weighted Average Life
Acquired intangible assets not subject to amortization
Trademarks and trade names	$989
Acquired intangible assets subject to amortization
Trademarks and trade names	2,400	15
Customer relationships	14,500	10
Patents	1,458	20
Other	5,920	11
Total acquired intangible assets subject to amortization	$24,278
Aggregate amortization expense was $14,525, $13,296 and $13,869 for 2016, 2015 and 2014, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $14,647 in 2017, $14,129 in 2018, $12,861 in 2019, $12,588 in 2020 and $11,678 in 2021.

NOTE 5 – SEGMENT INFORMATION
The Company's primary business is the design and manufacture of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. Welding products include arc welding power sources, CNC and plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
During the first quarter of 2016, the Company realigned its organizational and leadership structure into three operating segments to support growth strategies and enhance the utilization of the Company's worldwide resources and global sourcing initiatives. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment primarily includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as its retail business in the United States. All prior period results have been revised to reflect the realigned segment structure.
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being adjusted earnings before interest and income taxes ("Adjusted EBIT"). EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2016, 2015 and 2014, approximately 40% of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
For the Year Ended December 31, 2016
Net sales	$1,494,982	$507,289	$272,343	$—	$2,274,614
Inter-segment sales	93,612	15,975	8,709	(118,296)	$—
Total	$1,588,594	$523,264	$281,052	$(118,296)	$2,274,614
Adjusted EBIT	$266,633	$29,146	$32,380	$564	$328,723
Special items charge	—	—	—	34,348	$34,348
EBIT	$266,633	$29,146	$32,380	$(33,784)	$294,375
Interest income					2,092
Interest expense					(19,079)
Income before income taxes					$277,388

Total assets	$1,278,417	$529,223	$161,391	$(25,594)	$1,943,437
Equity investments in affiliates	3,946	23,355	—	—	$27,301
Capital expenditures	35,314	12,354	2,209	—	$49,877
Depreciation and amortization	47,359	15,063	2,860	(209)	$65,073
For the Year Ended December 31, 2015
Net sales	$1,741,350	$530,460	$263,981	$—	$2,535,791
Inter-segment sales	92,538	18,747	9,312	(120,597)	$—
Total	$1,833,888	$549,207	$273,293	$(120,597)	$2,535,791
Adjusted EBIT	$316,689	$34,511	$27,882	$(275)	$378,807
Special items charge	173,239	16,671	—	—	$189,910
EBIT	$143,450	$17,840	$27,882	$(275)	$188,897
Interest income					2,714
Interest expense					(21,824)
Income before income taxes					$169,787

Total assets	$1,165,817	$543,254	$143,905	$(68,805)	$1,784,171
Equity investments in affiliates	3,791	23,450	—	—	$27,241
Capital expenditures	35,721	12,059	2,727	—	$50,507
Depreciation and amortization	45,447	15,776	2,978	(194)	$64,007
For the Year Ended December 31, 2014
Net sales	$1,837,670	$681,424	$294,230	$—	$2,813,324
Inter-segment sales	110,524	21,608	8,210	(140,342)	$—
Total	$1,948,194	$703,032	$302,440	$(140,342)	$2,813,324
Adjusted EBIT	$353,255	$48,720	$28,563	$3,802	$434,340
Special items charge	21,647	29,539	—	—	$51,186
EBIT	$331,608	$19,181	$28,563	$3,802	$383,154
Interest income					3,093
Interest expense					(10,434)
Income before income taxes					$375,813

Total assets	$1,214,988	$663,164	$147,990	$(86,927)	$1,939,215
Equity investments in affiliates	3,579	23,902	—	—	$27,481
Capital expenditures	62,066	10,099	825	—	$72,990
Depreciation and amortization	44,710	21,624	3,512	(239)	$69,607

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In 2016, special items within Corporate /Eliminations reflect a loss on the deconsolidation of the Venezuelan subsidiary.
In 2015, special items in Americas Welding and International Welding include rationalization charges primarily related to employee severance and other related costs. Americas Welding special items also reflect Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism, as well as pension settlement charges primarily related to the purchase of a group annuity contract. International Welding special items also include charges related to the impairment of long-lived assets and charges related to the impairment to the carrying value of goodwill.
In 2014, special items in Americas Welding and International Welding include net rationalization charges primarily related to employee severance and other costs associated with the consolidation of manufacturing operations. Americas Welding special items also include Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism. International Welding special items also include net charges related to the impairment of long-lived assets partially offset by gains related to the sale of assets.
Export sales (excluding inter-company sales) from the United States were $134,216 in 2016, $175,049 in 2015 and $210,325 in 2014. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2016.
The geographic split of the Company's Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2016	2015	2014
Net sales:
United States	$1,308,635	$1,387,882	$1,417,750
Foreign countries	965,979	1,147,909	1,395,574
Total	$2,274,614	$2,535,791	$2,813,324

	December 31,
	2016	2015	2014
Property, plant and equipment, net:
United States	$176,041	$173,974	$171,746
Foreign countries	196,679	237,718	267,423
Eliminations	(343)	(369)	(423)
Total	$372,377	$411,323	$438,746

NOTE 6 – RATIONALIZATION AND ASSET IMPAIRMENTS
In prior periods, the Company initiated various rationalization plans whose costs were substantially recognized in the prior year. As such, no charges were recorded in the twelve months ended December 31, 2016. The Company recorded rationalization net charges of $19,958 and $30,053 for the years ended December 31, 2015 and 2014, respectively. A description of each restructuring plan and the related costs follows:
Americas Welding Plans:
During 2015, the Company initiated a rationalization plan within Americas Welding that included a voluntary separation incentive program covering certain U.S.-based employees. The plan was completed during 2016.
International Welding Plans:
During 2015, the Company initiated rationalization plans within International Welding. The plan included headcount restructuring to better align the cost structures with economic conditions and operating needs. The Company does not anticipate any additional charges related to the completion of these plans. At December 31, 2016, liabilities relating to the International Welding plans of $5,190, were recognized in Other current liabilities.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods. The following table summarizes the activity related to the rationalization liabilities by segment for the year ended December 31, 2016:

	Americas Welding	International Welding	Consolidated
Balance at December 31, 2014	$—	$305	$305
Payments and other adjustments	(3,231)	(3,128)	(6,359)
Charged (credited) to expense	3,298	10,421	13,719
Balance at December 31, 2015	$67	$7,598	$7,665
Payments and other adjustments	(67)	(2,408)	(2,475)
Balance at December 31, 2016	$—	$5,190	$5,190

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the years ended December 31, 2016 and 2015:

	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2014	$(9)		$(197,893)		$(90,720)		$(288,622)
Other comprehensive income (loss) before reclassification	979		(1,632)	(2)	(106,319)	(3)	(106,972)
Amounts reclassified from AOCI	(422)	(1)	99,749	(2)	—		99,327
Net current-period other comprehensive income (loss)	557		98,117		(106,319)		(7,645)
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	2,026		(1,268)	(2)	(36,646)	(3)	(35,888)
Amounts reclassified from AOCI	(1,987)	(1)	5,105	(2)	—		3,118
Net current-period other comprehensive income (loss)	39		3,837		(36,646)		(32,770)
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)

(1)
During 2016, this AOCI reclassification is a component of Net sales of $(1,580) (net of tax of $(577)) and Cost of goods sold of $(407) (net of tax of $(24)); during 2015, the reclassification is a component of Net sales of $(1,191) (net of tax of $(547)) and Cost of goods sold of $771 (net of tax of $549). See Note 13 for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $4,297 and $61,538 during the years ended December 31, 2016 and 2015, respectively). See Note 11 for additional details.

(3)
The Other comprehensive income before reclassifications excludes $(106) and $(623) attributable to Non-controlling interests in the years ended December 31, 2016 and 2015, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. See Consolidated Statements of Equity for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – DEBT
At December 31, 2016 and 2015, debt consisted of the following:

	December 31,
	2016	2015
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,586 and $853 at December 31, 2016 and 2015, respectively), swapped $100,000 to variable interest rates of 1.5% to 2.7%	$692,975	$349,147
Other borrowings due through 2023, interest up to 8.0%	10,860	2,656
	703,835	351,803
Less current portion	131	1,456
Long-term debt, less current portion	703,704	350,347
Short-term debt
Amounts due banks, interest at 29.0% (24.1% in 2015)	1,758	2,822
Current portion long-term debt	131	1,456
Total short-term debt	1,889	4,278
Total debt	$705,593	$354,625
At December 31, 2016 and 2015, the fair value of long-term debt, including the current portion, was approximately $669,209 and $342,602, respectively, which was determined using available market information and methodologies requiring judgment. Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes, as shown in the table below, have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of December 31, 2016, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the 2015 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
On October 20, 2016 the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes, as shown in the table below, have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2016, the Company was in compliance with all of its debt covenants.

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
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2016, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement. The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000.  The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Short-term Borrowings
The Company had short-term borrowings of $1,758 included in Amounts due banks at December 31, 2016 and had a balance of $2,822 at December 31, 2015. Amounts due banks included the borrowings of subsidiaries at weighted average interest rates of 29.0% and 24.1% at December 31, 2016 and 2015, respectively.
Other
Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2016 are $1,889 in 2017, $104 in 2018, $103 in 2019, $101 in 2020, $103 in 2021 and $710,712 thereafter. Total interest paid was $15,332 in 2016, $5,631 in 2015 and $2,190 in 2014. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and adjustments to the forward contract discussed in Note 14.

NOTE 9 – STOCK PLANS
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2016, there were 4,862,288 common shares available for future grant under all plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Stock Options
The following table summarizes stock option activity for the year ended December 31, 2016 under all Plans:

	Year Ended December 31,
	2016
	Options	Weighted Average Exercise Price
Balance at beginning of year	2,194,649	$42.85
Options granted	247,310	58.14
Options exercised	(820,972)	30.51
Options canceled	(11,285)	66.48
Balance at end of year	1,609,702	51.32
Exercisable at end of year	1,151,320	46.56
Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2016. In 2016, all options issued were under the Employee Plan.
The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	28.86%	30.73%	32.21%
Dividend yield	1.70%	1.48%	1.41%
Risk-free interest rate	1.27%	1.32%	1.61%
Expected option life (years)	4.5	4.5	4.4
Weighted average fair value per option granted during the year	$12.55	$16.35	$17.52
The following table summarizes non-vested stock options for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	387,222	$16.66
Granted	247,310	12.55
Vested	(168,050)	17.05
Forfeited	(8,100)	15.43
Balance at end of year	458,382	14.32
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2016 was $40,803 and $34,666, respectively. The total intrinsic value of awards exercised during 2016, 2015 and 2014 was $30,967, $6,879 and $14,647, respectively. The total fair value of options that vested during 2016, 2015 and 2014 was $2,865, $3,273 and $5,104, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes information about awards outstanding as of December 31, 2016:

	Outstanding			Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $49.99	823,040	$37.00	4.5	823,040	$37.00	4.5
$50.00 - $59.99	254,517	58.06	9.1	4,760	53.96	6.8
Over $60.00	532,145	70.25	7.6	323,520	70.76	7.3
	1,609,702		6.3	1,151,320		5.3
Restricted Share Awards ("RSAs")
The following table summarizes restricted share award activity for the year ended December 31, 2016 under all Plans:

	Year Ended December 31,
	2016
	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	44,629	$61.84
Shares granted	13,470	79.43
Shares vested	(11,940)	70.80
Shares forfeited	—	—
Balance at end of year	46,159	64.65
RSAs are valued at the quoted market price on the grant date. The majority of RSAs vest over a period of three to five years. The Company issued common shares from treasury upon the granting of RSAs in 2016. Restricted shares issued in 2016 were under the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSAs is 2.0 years as of December 31, 2016.
Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")
The following table summarizes RSU and PSU activity for the year ended December 31, 2016 under all Plans:

	Year Ended December 31,
	2016
	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	221,532	$59.10
Units granted	188,635	58.33
Units vested	(25,891)	43.83
Units forfeited	(7,492)	60.28
Balance at end of year	376,784	59.75
RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of three to five years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 17,132 RSUs to common shares in 2016 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2016, 84,654 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2016, 142,165 RSUs were issued under the Employee Plan. The remaining weighted average vesting period of all non-vested RSUs is 2.3 years as of December 31, 2016.
PSUs are valued at the quoted market price on the grant date. PSUs vest over a three-year period and are based on the Company's performance relative to pre-established performance goals. The Company issues common stock from treasury upon

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

the vesting of PSUs and any earned dividend equivalents. In 2016, the Company issued and has outstanding 46,470 PSUs under the Employee Plan at a weighted average fair value of $58.14 per share. The remaining weighted average vesting period of all non-vested PSUs is 2.1 years as of December 31, 2016.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2016, 2015 and 2014 was $10,332, $7,932 and $8,416, respectively. The related tax benefit for 2016, 2015 and 2014 was $3,955, $3,037 and $3,222, respectively. As of December 31, 2016, total unrecognized stock-based compensation expense related to non-vested stock options, RSAs, RSUs and PSUs was $18,839, which is expected to be recognized over a weighted average period of approximately 2.3 years.
Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 15,827 in 2016, 16,012 in 2015 and 5,511 in 2014.

NOTE 10 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 55 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2016, the Company purchased a total of 5.9 million shares at an average cost per share of $58.34. As of December 31, 2016, 8.9 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

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
Obligations and Funded Status

	December 31,
	2016	2015
Change in benefit obligations
Benefit obligations at beginning of year	$558,169	$1,045,471
Service cost	17,689	19,933
Interest cost	23,578	36,002
Plan participants' contributions	148	185
Acquisitions	—	6,170
Actuarial loss (gain)	28,004	(42,640)
Benefits paid	(31,308)	(32,217)
Settlements/curtailments	(24,068)	(463,943)
Currency translation	(7,482)	(10,792)
Benefit obligations at end of year	564,730	558,169

Change in plan assets
Fair value of plan assets at beginning of year	576,101	1,010,937
Actual return on plan assets	38,264	9,298
Employer contributions	21,373	50,468
Plan participants' contributions	148	185
Acquisitions	—	5,995
Benefits paid	(30,146)	(30,358)
Settlement	—	(462,601)
Currency translation	(6,655)	(7,823)
Fair value of plan assets at end of year	599,085	576,101

Funded status at end of year	34,355	17,932
Unrecognized actuarial net loss	146,585	156,019
Unrecognized prior service cost	(18)	(1,304)
Unrecognized transition assets, net	37	41
Net amount recognized	$180,959	$172,688
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
In October 2016, The Lincoln Electric Company amended the plan to freeze all benefit accruals for participants under the RAP effective as of December 31, 2016. The RAP includes approximately 1,500 domestic employees who will fully transition to The Lincoln Electric Company Employee Savings Plan (“Savings Plan”), a defined contribution retirement savings plan. The Company recorded pension curtailment gains of $2,206 for the year ended December 31, 2016 related to the amendment. The Company does not expect to contribute to the defined benefit plans in the United States in 2017.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2016 were $95,927, $(21) and $33, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2017 are $3,928, $12 and $2, respectively.
Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2016	2015
Prepaid pensions (1)	$64,397	$38,201
Accrued pension liability, current (2)	(5,347)	(5,026)
Accrued pension liability, long-term (3)	(24,695)	(15,243)
Accumulated other comprehensive loss, excluding tax effects	146,604	154,756
Net amount recognized in the balance sheets	$180,959	$172,688
(1) Included in Other current assets.
(2) Included in Other current liabilities.
(3) Included in Other liabilities.
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2016	2015	2014
Service cost	$17,689	$19,933	$19,062
Interest cost	23,578	36,002	42,485
Expected return on plan assets	(35,716)	(54,638)	(67,953)
Amortization of prior service cost	(394)	(626)	(616)
Amortization of net loss (1)	9,893	19,406	17,644
Settlement/curtailment (gain) loss	(1,062)	142,738	1,773
Pension cost for defined benefit plans	$13,988	$162,815	$12,395
(1) The amortization of net loss includes a $959 charge resulting from the deconsolidation of the Venezuelan subsidiary during the year ended December 31, 2016.
The decrease in the components of total pension cost for the defined benefit plans in 2016 was primarily due to the purchase of a group annuity contract in August 2015, which triggered a settlement loss in the period.
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2016	2015
U.S. pension plans
Projected benefit obligation	$25,731	$16,822
Accumulated benefit obligation	25,460	15,223
Fair value of plan assets	5,548	—
Non-U.S. pension plans
Projected benefit obligation	$47,776	$3,393
Accumulated benefit obligation	45,128	2,831
Fair value of plan assets	38,200	—
The total accumulated benefit obligation for all plans was $560,230 as of December 31, 2016 and $523,728 as of December 31, 2015.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Benefit Payments for Plans
Benefits expected to be paid for the U.S. plans are as follows:

Estimated Payments
2017	$39,820
2018	29,803
2019	29,375
2020	27,869
2021	28,236
2022 through 2026	150,813
Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Discount Rate	4.1%	4.5%
Rate of increase in compensation	2.6%	2.7%
Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31, 2016 were as follows:

	December 31,
	2016	2015	2014
Discount rate	4.5%	4.0%	4.7%
Rate of increase in compensation	2.7%	2.7%	4.1%
Expected return on plan assets	6.1%	6.3%	7.3%
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
Pension Plans' Assets
The primary objective of the pension plans' investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans' assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The target allocation for plan assets is 35% to 45% equity securities and 55% to 65% debt securities.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2016:

	Pension Plans' Assets at Fair Value as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$3,652	$—	$—	$3,652
Equity securities (1)	4,071	—	—	4,071
Fixed income securities (2)
U.S. government bonds	20,036	—	—	20,036
Corporate debt and other obligations	—	134,051	—	134,051
Investments measured at NAV (3)
Common trusts and 103-12 investments (4)				397,924
Private equity funds (5)				39,351
Total investments at fair value	$27,759	$134,051	$—	$599,085
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2015:

	Pension Plans' Assets at Fair Value as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$5,740	$—	$—	$5,740
Equity securities (1)	3,569	—	—	3,569
Fixed income securities (2)
U.S. government bonds	11,603	—	—	11,603
Corporate debt and other obligations	—	120,470	—	120,470
Investments measured at NAV (3)
Common trusts and 103-12 investments (4)				394,318
Private equity funds (5)				40,401
Total investments at fair value	$20,912	$120,470	$—	$576,101

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

(3)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.

(4)
Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes, and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

(5)
Private equity funds consist of four funds seeking capital appreciation by investing in private equity investment partnerships and venture capital companies. Private equity fund valuations are based on the NAV of the underlying assets. Funds are comprised of unrestricted and restricted publicly traded securities and privately held securities. Unrestricted securities are valued at the closing market price on the reporting date. Restricted securities may be valued at a discount from such closing public market price, depending on facts and circumstances. Privately held securities are valued at fair value as determined by the fund directors and general partners.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Supplemental Executive Retirement Plan
The Company maintains a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $2,113, $1,703 and $3,012 in 2016, 2015 and 2014, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $16,738, $14,643 and $17,953 at December 31, 2016, 2015 and 2014, respectively.
In October 2016, the Company announced an amendment to freeze and vest all benefit accruals under the SERP, effective November 30, 2016. The Company recorded a curtailment loss of $1,144 for the year ended December 31, 2016 related to the amendment. The value of the frozen vested benefit was converted into an account balance and deferred. In addition, the Company created The Lincoln Electric Company Restoration Plan (“Restoration Plan”) that will be effective January 1, 2017. The Restoration Plan is a domestic unfunded plan maintained for the purpose of providing certain employees the ability to fully participate in standard employee retirement offerings, effective January 1, 2017, which are limited by IRS regulations on covered compensation.
Defined Contribution Plans
Substantially all U.S. employees are covered under defined contribution plans. In October 2016, the Company announced a plan redesign of the Savings Plan that will be effective January 1, 2017. The Savings Plan will provide that eligible employees receive up to 6% of employees' annual compensation in Company contributions through Company matching contributions of 100% of the first 3% of employee compensation contributed to the plan, and automatic Company contributions equal to 3% of annual compensation. In addition, certain employees affected by the RAP freeze will also be eligible to receive employer contributions equal to 6% of annual compensation for a minimum period of five years or to the end of the year in which they complete thirty years of service.
The annual costs recognized for defined contribution plans were $8,361, $10,082 and $11,088 in 2016, 2015 and 2014, respectively.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12 – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
U.S.	$209,409	$118,037	$303,933
Non-U.S.	67,979	51,750	71,880
Total	$277,388	$169,787	$375,813
The components of income tax expense (benefit) for the three years ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$57,090	$60,500	$71,601
Non-U.S.	23,344	28,046	24,210
State and local	8,386	9,557	8,235
	88,820	98,103	104,046
Deferred:
Federal	(1,716)	(47,902)	15,175
Non-U.S.	(8,261)	(3,362)	1,370
State and local	172	(4,464)	1,342
	(9,805)	(55,728)	17,887
Total	$79,015	$42,375	$121,933
The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2016 were as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory rate of 35% applied to pre-tax income	$97,086	$59,426	$131,534
Effect of state and local income taxes, net of federal tax benefit	5,554	1,868	6,694
Intangible and asset impairments/(write-off)	(4,438)	2,184	11,674
Foreign rate variance	(8,128)	(11,399)	(22,495)
Venezuela deconsolidation/devaluation	5,192	11,396	5,603
Increase/(decrease) of valuation allowances	(8,525)	2,900	5,545
Manufacturing deduction	(5,190)	(9,207)	(7,316)
U.S. tax cost (benefit) of foreign source income	(489)	(8,754)	(514)
Other	(2,047)	(6,039)	(8,792)
Total	$79,015	$42,375	$121,933
Effective tax rate	28.5%	25.0%	32.4%
The 2016 effective tax rate is impacted by the utilization of U.S. tax credits, income earned in lower tax rate jurisdictions, the reversal of an income tax valuation allowance as a result of a legal entity change and an income tax benefit related to a worthless stock deduction of a foreign subsidiary. Total income tax payments, net of refunds, were $72,965 in 2016, $101,939 in 2015 and $119,102 in 2014.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Deferred tax assets:
Tax loss and credit carry-forwards	$52,270	$44,925
Inventory	2,080	1,607
Other accruals	18,186	17,874
Employee benefits	23,596	21,859
Pension obligations	2,503	2,477
Other	3,020	3,795
Deferred tax assets, gross	101,655	92,537
Valuation allowance	(47,849)	(51,294)
Deferred tax assets, net	53,806	41,243
Deferred tax liabilities:
Property, plant and equipment	32,210	33,627
Intangible assets	17,506	16,105
Inventory	10,059	10,770
Pension obligations	17,915	9,897
Other	9,309	8,800
Deferred tax liabilities	86,999	79,199
Total deferred taxes	$(33,193)	$(37,956)
At December 31, 2016, certain subsidiaries had foreign tax credit carry-forwards of approximately $3,186 that expire in 2026, tax loss carry-forwards of approximately $87,519 that expire in various years from 2017 through 2032, plus $103,528 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2016, a valuation allowance of $47,849 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company does not provide deferred income taxes on unremitted earnings of certain non-U.S. subsidiaries which are deemed indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with the remittance of these earnings. Deferred income taxes associated with earnings that are not expected to be indefinitely reinvested were not significant.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits are classified as Other liabilities unless expected to be paid in one year, with a portion recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included expense of $597 for the year ended December 31, 2016 and income of $940 for the year ended December 31, 2015 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $6,431 and $6,080, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to unrecognized tax benefits:

	2016	2015
Balance at beginning of year	$14,332	$18,389
Increase related to current year tax provisions	1,975	1,021
Increase (decrease) related to prior years' tax positions	5,188	317
Decrease related to settlements with taxing authorities	(265)	(157)
Resolution of and other decreases in prior years' tax liabilities	(1,982)	(3,323)
Other	(749)	(1,915)
Balance at end of year	$18,499	$14,332
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9,813 at December 31, 2016 and $8,369 at December 31, 2015.
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
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $2,058 in prior years' unrecognized tax benefits in 2017.
In July 2012, the Company received a Notice of Reassessment (the "Reassessments") from the Canada Revenue Agency in respect to its 2004 to 2010 taxation years to disallow the deductibility of inter-company dividends.  The Company appealed the Reassessments to the Tax Court of Canada.  In September 2014, the Department of Justice Canada consented to a judgment, wholly in the Company's favor.  In vacating the reassessment, this tax litigation is concluded.  The Company received a partial refund of a cash deposit in December 2014, with substantially all of the remaining cash deposit received in the first quarter of 2015, including interest.

NOTE 13 – DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2016.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2016. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $36,385 at December 31, 2016 and $30,388 at December 31, 2015.
Fair value hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At December 31, 2016, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $100,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.6% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net investment hedges
The Company had no foreign currency forward contracts that were qualified and designated as net investment hedges.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $261,168 at December 31, 2016 and $267,626 at December 31, 2015.
The Company had short-term silver forward contracts with notional amounts of $2,804 at December 31, 2015.
Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2016			December 31, 2015
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$439	$923	$—	$178	$731
Interest rate swap agreements	—	—	5,439	—	—
Not designated as hedging instruments:
Foreign exchange contracts	746	1,529	—	625	2,303
Commodity contracts	—	—	—	40	8
Total derivatives	$1,185	$2,452	$5,439	$843	$3,042
The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2016 and 2015 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2016	2015
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(21,096)	$(18,875)
Commodity contracts	Cost of goods sold	(742)	440
The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2016 and 2015 consisted of the following:

	December 31,
Total gain (loss) recognized in AOCI, net of tax	2016	2015
Foreign exchange contracts	$(512)	$(551)
Net investment contracts	1,099	1,099
The Company expects a loss of $512 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2016	2015
Foreign exchange contracts	Sales	$(1,580)	$(1,191)
	Cost of goods sold	(407)	771

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 14 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2016 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,185	$—	$1,185	$—
Marketable securities	38,920	—	38,920	—
Total assets	$40,105	$—	$40,105	$—
Liabilities:
Foreign exchange contracts	$2,452	$—	$2,452	$—
Interest rate swap agreements	5,439	—	5,439	—
Contingent considerations	8,154	—	—	8,154
Forward contract	15,272	—	—	15,272
Deferred compensation	25,244	—	25,244	—
Total liabilities	$56,561	$—	$33,135	$23,426
The following table provides a summary of fair value assets and liabilities as of December 31, 2015 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$803	$—	$803	$—
Commodity contracts	40	—	40	—
Total assets	$843	$—	$843	$—
Liabilities:
Foreign exchange contracts	$3,034	$—	$3,034	$—
Commodity contracts	8	—	8	—
Contingent consideration	9,184	—	—	9,184
Forward contract	26,484	—	—	26,484
Deferred compensation	23,201	—	23,201	—
Total liabilities	$61,911	$—	$26,243	$35,668
The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets. The Company measures the fair value of commodity contracts using Level 2 inputs through observable market transactions in active markets provided by financial institutions. During the year ended December 31, 2016, there were no transfers between Levels 1, 2 or 3.
The Company measures the fair value of marketable securities using Level 2 inputs based on quoted market prices for similar assets in active markets.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $8,154 as of December 31, 2016. Under the contingent consideration agreements the amounts to be paid are based upon actual financial results of the acquired entity for specified future periods. The fair value of the contingent considerations are a Level 3 valuation and fair valued using either a probability weighted discounted cash flow analysis or an option pricing model.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest will be based upon actual financial results of the entity through 2016. A liability was recorded for the forward contract at a fair value of $15,272 as of December 31, 2016. The change in the liability from December 31, 2015 was primarily the result of a $14,438 payment to acquire an additional financial interest in the entity offset by foreign exchange translation and additional accruals of $1,383 for the twelve months ended December 31, 2016. The payment was included in Other financing activities in the accompanying Consolidated Statements of Cash Flows. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments. The expected future payments is based on a multiple of earnings and cash flows over the three-year period ending December 31, 2016, present valued utilizing a risk based discount rates of 3.5% reflective of the Company's cost of debt.
The deferred compensation liability is the Company's obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants' underlying investment fund elections.
The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2016 and December 31, 2015. See Note 8 for the fair value estimate of debt.

NOTE 15 – INVENTORY
Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2016	2015
Raw materials	$76,811	$87,919
Work-in-process	40,556	39,555
Finished goods	138,039	148,456
Total	$255,406	$275,930
The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations.  At December 31, 2016 and 2015, approximately 40% of total inventories were valued using the LIFO method. The excess of current cost over LIFO cost was $61,329 at December 31, 2016 and $59,765 at December 31, 2015.

NOTE 16 – LEASES
The Company leases sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $16,897 in 2016, $16,703 in 2015 and $18,103 in 2014.
At December 31, 2016, total future minimum lease payments for noncancelable operating leases were $12,267 in 2017, $9,824 in 2018, $7,670 in 2019, $5,220 in 2020, $3,816 in 2021 and $4,888 thereafter. Assets held under capital leases are included in property, plant and equipment and are immaterial.

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

NOTE 18 – PRODUCT WARRANTY COSTS
The changes in product warranty accruals for 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
Balance at beginning of year	$19,469	$15,579	$15,180
Accruals for warranties	13,058	19,824	12,368
Settlements	(11,434)	(15,458)	(11,495)
Foreign currency translation	(40)	(476)	(474)
Balance at end of year	$21,053	$19,469	$15,579

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2016
Net sales	$550,722	$592,418	$567,646	$563,828
Gross profit	189,102	202,927	199,812	197,457
Income before income taxes	73,182	45,758	80,296	78,152
Net income	53,638	31,317	60,049	53,395
Basic earnings per share	$0.77	$0.46	$0.90	$0.81
Diluted earnings per share	$0.76	$0.45	$0.89	$0.81
2015
Net sales	$657,900	$664,740	$645,166	$567,985
Gross profit	220,390	225,781	198,894	196,079
Income (loss) before income taxes	92,707	94,434	(88,526)	71,172
Net income (loss)	68,354	70,898	(60,466)	48,692
Basic earnings (loss) per share	$0.90	$0.95	$(0.82)	$0.68
Diluted earnings (loss) per share	$0.89	$0.94	$(0.82)	$0.68
The quarter ended June 30, 2016 includes special items charges of $34,348 ($33,251 after-tax) primarily related to the loss on deconsolidation of Venezuelan subsidiary and a tax benefit of $7,196 related to the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company's tax structure.
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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2016	$7,299	$1,657	$72	$1,260	$7,768
Year Ended December 31, 2015	7,858	1,969	(1,046)	1,482	7,299
Year Ended December 31, 2014	8,398	2,064	(867)	1,737	7,858

Deferred tax asset valuation allowance:
Year Ended December 31, 2016	51,294	3,704	3,923	(11,072)	47,849
Year Ended December 31, 2015	48,840	7,533	(521)	(4,558)	51,294
Year Ended December 31, 2014	49,684	8,006	(5,923)	(2,927)	48,840

(1)	Currency translation adjustment and other adjustments.

(2)
For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

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