Form 10-Q
period 2017-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2017-04-21
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of March 31, 2017 was 65,796,164.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3. Quantitative and Qualitative Disclosures About Market Risk		27
Item 4. Controls and Procedures		27

PART II. OTHER INFORMATION		28
Item 1. Legal Proceedings		28
Item 1A. Risk Factors		28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		28
Item 4. Mine Safety Disclosures		29
Item 6. Exhibits		29
Signatures		30
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$580,897	$550,722
Cost of goods sold	377,041	361,620
Gross profit	203,856	189,102
Selling, general & administrative expenses	122,370	113,810
Operating income	81,486	75,292

Other income (expense):
Interest income	777	430
Equity earnings in affiliates	795	626
Other income	956	661
Interest expense	(6,114)	(3,827)
Total other income (expense)	(3,586)	(2,110)
Income before income taxes	77,900	73,182
Income taxes (Note 12)	22,052	19,558
Net income including non-controlling interests	55,848	53,624
Non-controlling interests in subsidiaries’ income (loss)	4	(14)
Net income	$55,844	$53,638

Basic earnings per share (Note 2)	$0.85	$0.77
Diluted earnings per share (Note 2)	$0.84	$0.76
Cash dividends declared per share	$0.35	$0.32

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income including non-controlling interests	$55,848	$53,624
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(431) and $(203) in the three months ended March 31, 2017 and 2016	1,524	836
Defined benefit pension plan activity, net of tax of $213 and $911 in the three months ended March 31, 2017 and 2016	714	1,618
Currency translation adjustment	28,533	24,249
Other comprehensive income (loss):	30,771	26,703
Comprehensive income (loss)	86,619	80,327
Comprehensive income (loss) attributable to non-controlling interests	26	1
Comprehensive income (loss) attributable to shareholders	$86,593	$80,326

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2017	December 31, 2016
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$401,440	$379,179
Accounts receivable (less allowance for doubtful accounts of $7,597 in 2017; $7,768 in 2016)	302,599	273,993
Inventories (Note 6)	281,250	255,406
Other current assets	162,781	135,135
Total Current Assets	1,148,070	1,043,713
Property, plant and equipment (less accumulated depreciation of $732,499 in 2017; $716,665 in 2016)	376,120	372,377
Goodwill	233,474	231,919
Other assets	295,013	295,428
TOTAL ASSETS	$2,052,677	$1,943,437

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$2,136	$1,889
Trade accounts payable	186,253	176,757
Other current liabilities	233,874	209,461
Total Current Liabilities	422,263	388,107
Long-term debt, less current portion (Note 10)	703,378	703,704
Other liabilities	142,912	139,420
Total Liabilities	1,268,553	1,231,231
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	317,142	309,417
Retained earnings	2,268,707	2,236,071
Accumulated other comprehensive loss	(298,288)	(329,037)
Treasury shares	(1,514,050)	(1,514,832)
Total Shareholders’ Equity	783,369	711,477
Non-controlling interests	755	729
Total Equity (Note 5)	784,124	712,206
TOTAL LIABILITIES AND EQUITY	$2,052,677	$1,943,437

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,844	$53,638
Non-controlling interests in subsidiaries’ income (loss)	4	(14)
Net income including non-controlling interests	55,848	53,624
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Depreciation and amortization	16,166	15,625
Equity earnings in affiliates, net	(270)	(2)
Deferred income taxes	822	(4,238)
Stock-based compensation	3,268	2,154
Pension (income) expense	(1,345)	4,144
Pension contributions and payments	(550)	(20,865)
Other, net	2,451	5
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(24,195)	(16,592)
Increase in inventories	(20,946)	(10,780)
Decrease (increase) in other current assets	4,517	(10,546)
Increase in trade accounts payable	7,164	4,657
Increase in other current liabilities	30,816	7,992
Net change in other assets and liabilities	2,494	(460)
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,240	24,718

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,037)	(8,885)
Proceeds from sale of property, plant and equipment	203	458
Purchase of marketable securities	(34,925)	—
Proceeds from marketable securities	3,800	—
NET CASH USED BY INVESTING ACTIVITIES	(42,959)	(8,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	1,295
Payments on short-term borrowings	—	(563)
Amounts due banks, net	107	21,055
Proceeds from long-term borrowings	15	224
Payments on long-term borrowings	(12)	(255)
Proceeds from exercise of stock options	5,643	2,015
Purchase of shares for treasury (Note 5)	(403)	(102,488)
Cash dividends paid to shareholders	(22,986)	(22,625)
Other financing activities	(7)	(3,806)
NET CASH USED BY FINANCING ACTIVITIES	(17,643)	(105,148)

Effect of exchange rate changes on Cash and cash equivalents	6,623	5,670
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,261	(83,187)

Cash and cash equivalents at beginning of period	379,179	304,183
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$401,440	$220,996
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
The consolidated financial statements include the accounts of all legal entities in which the Company holds a controlling interest. The Company is also considered to have a controlling interest in a variable interest entity (“VIE”) if the Company determines it is the primary beneficiary of the VIE. Investments in legal entities in which the Company does not own a majority interest but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
The accompanying Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
Effective June 30, 2016, the Company concluded that it no longer met the accounting criteria for control over its Venezuelan subsidiary based on deteriorating conditions in Venezuela; therefore, the Company deconsolidated the financial statements of the Venezuelan subsidiary and began reporting the results under the cost method of accounting. As a result, beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through March 31, 2017.  The Company expects these conditions to continue for the foreseeable future. Additionally, the Company has no remaining financial commitments to the Venezuelan subsidiary and therefore believes the exposure to future losses is not material.
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
ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. Net excess tax benefits of $1,272 for the three months ended March 31, 2017 were recognized as a reduction of income tax expense. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the three months ended March 31, 2017 and an immaterial impact on earnings per share.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

ASU 2016-09 requires that excess tax benefits from share based compensation awards be reported as operating activities in the Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities on the Consolidated Statement of Cash Flows. The Company has elected to apply this change on a retrospective basis. As a result, excess tax benefits of $1,272 are reported as Net cash provided by operating activities for the three months ended March 31, 2017, and $357 of excess tax benefits were reclassified from Net cash used by financing activities to Net cash provided by operating activities for the three months ended March 31, 2016.
ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the Consolidated Statements of Cash Flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change was immaterial to the Consolidated Statements of Cash Flows.
The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
New Accounting Pronouncements to be adopted:
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
ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, issued March 2017.
ASU 2017-07 requires an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component.

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

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, issued January 2017.
ASU 2017-01 provides updated guidance for evaluating whether certain transactions should be accounted for as an acquisition (or disposal) of an asset or a business. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be applied prospectively.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$55,844	$53,638
Denominator (shares in 000's):
Basic weighted average shares outstanding	65,688	69,585
Effect of dilutive securities - Stock options and awards	895	661
Diluted weighted average shares outstanding	66,583	70,246
Basic earnings per share	$0.85	$0.77
Diluted earnings per share	$0.84	$0.76
For the three months ended March 31, 2017 and 2016, common shares subject to equity-based awards of 88,220 and 776,600, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — ACQUISITIONS
During May 2016, the Company acquired Vizient Manufacturing Solutions ("Vizient"). Vizient, based in Bettendorf, Iowa, is a robotic integrator specializing in custom engineered tooling and automated arc welding systems for general and heavy fabrication applications. The acquisition assisted in diversifying end-market exposure and broadening global growth opportunities. Pro forma information related to this acquisition has not been presented because the impact on the Company’s Consolidated Statements of Income is not material.  Vizient is included in the Company’s consolidated financial statements as of the date of acquisition.
On March 2, 2017, the Company signed a memorandum of understanding and entered into exclusive negotiations to acquire Air Liquide’s subsidiary, Air Liquide Welding (the “proposed acquisition”). Air Liquide Welding is a key player in the manufacturing of welding and cutting technologies. In 2016, the Air Liquide Welding businesses, which have approximately 2,000 employees across the world, generated sales of approximately $400 million. As of March 31, 2017, the Company has incurred $3.6 million of acquisition transaction costs related to the proposed acquisition. The proposed acquisition is subject to the execution of a definitive agreement between the parties and customary conditions and provisions for a transaction of this type, including the “information-consultation” process with the employee representative bodies and the applicable competition authorities’ approval. As the parties have not yet reached a definitive agreement regarding the proposed acquisition, there can be no assurance that a definitive agreement will be entered into, or that the proposed acquisition will be consummated.

NOTE 4 — SEGMENT INFORMATION
As of March 31, 2017, the Company's business units were aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment primarily includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses as well as its retail business in the United States.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations (1)	Consolidated
Three Months Ended March 31, 2017
Net sales	$383,324	$128,888	$68,685	$—	$580,897
Inter-segment sales	22,460	4,285	2,300	(29,045)	—
Total	$405,784	$133,173	$70,985	$(29,045)	$580,897

Adjusted EBIT	$68,723	$9,605	$8,460	$64	$86,852
Special items charge	—	—	—	3,615	3,615
EBIT	$68,723	$9,605	$8,460	$(3,551)	$83,237
Interest income					777
Interest expense					(6,114)
Income before income taxes					$77,900

Three months ended March 31, 2016
Net sales	$359,008	$124,305	$67,409	$—	$550,722
Inter-segment sales	23,831	4,426	2,303	(30,560)	—
Total	$382,839	$128,731	$69,712	$(30,560)	$550,722

Adjusted EBIT	$61,438	$6,233	$7,711	$1,197	$76,579
Special items charge	—	—	—	—	—
EBIT	$61,438	$6,233	$7,711	$1,197	$76,579
Interest income					430
Interest expense					(3,827)
Income before income taxes					$73,182

(1) In the three months ended March 31, 2017, special items in Corporate / Eliminations reflect transaction costs related to the proposed acquisition as discussed in Note 3.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 5 — EQUITY
Changes in equity for the three months ended March 31, 2017 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$711,477	$729	$712,206
Comprehensive income (loss):
Net income	55,844	4	55,848
Other comprehensive income (loss)	30,749	22	30,771
Total comprehensive income (loss)	86,593	26	86,619

Cash dividends declared - $0.35 per share	(23,208)	—	(23,208)
Issuance of shares under benefit plans	8,910	—	8,910
Purchase of shares for treasury	(403)	—	(403)
Balance at March 31, 2017	$783,369	$755	$784,124

On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors.  During the three month period ended March 31, 2017, the Company purchased a total of 4.7 thousand shares.  As of March 31, 2017, there remained 8.9 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	1,543		—		28,511	[3]	30,054
Amounts reclassified from AOCI	(19)	[1]	714	[2]	—		695
Net current-period other comprehensive income (loss)	1,524		714		28,511		30,749
Balance at March 31, 2017	$2,111		$(95,225)		$(205,174)		$(298,288)

	Three Months Ended March 31, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	1,699		(20)		24,234	[3]	25,913
Amounts reclassified from AOCI	(863)	[1]	1,638	[2]	—		775
Net current-period other comprehensive income (loss)	836		1,618		24,234		26,688
Balance at March 31, 2016	$1,384		$(98,158)		$(172,805)		$(269,579)

(1)
During the 2017 period, the AOCI reclassification is a component of Net sales of $(185) (net of tax of $(87)) and Cost of goods sold of $166 (net of tax of $112); during the 2016 period, the AOCI reclassification is a component of Net sales of $(787) (net of tax of $(278)) and Cost of goods sold of $(76) (net of tax of $22). See Note 13 for additional details.

(2)
The AOCI component is included in the computation of net periodic pension costs (net of tax of $213 and $911 during the three months ended March 31, 2017 and 2016, respectively). See Note 11 for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $22 and $15 attributable to Non-controlling interests in the three months ended March 31, 2017 and 2016, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 6 — INVENTORY
Inventories in the Consolidated Balance Sheet is comprised of the following components:

	March 31, 2017	December 31, 2016
Raw materials	$79,604	$76,811
Work-in-process	54,291	40,556
Finished goods	147,355	138,039
Total	$281,250	$255,406
The valuation of last-in, first-out ("LIFO") method inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $63,011 at March 31, 2017 and $61,329 at December 31, 2016.

NOTE 7 — ACCRUED EMPLOYEE BONUS
Other current liabilities at March 31, 2017 and 2016 include accruals for year-end bonuses and related payroll taxes of $28,234 and $26,174, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

NOTE 8 — CONTINGENCIES
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
The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable and the amount of loss can be reasonably estimated, or if an unfavorable outcome is determined to be probable and the amount of loss cannot be reasonably estimated, disclosure would be provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of year	$21,053	$19,469
Accruals for warranties	2,553	3,035
Settlements	(2,848)	(3,063)
Foreign currency translation	103	147
Balance at March 31	$20,861	$19,588

NOTE 10 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”), which was entered into on September 12, 2014.  The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2017, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes, as shown in the table below, have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of March 31, 2017, the Company was in compliance with all of its debt covenants relating to the 2015 Notes.
The maturity and interest rates of the 2015 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
On October 20, 2016, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes, as shown in the table below, have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of March 31, 2017, the Company was in compliance with all of its debt covenants relating to the 2016 Notes.

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

NOTE 11 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$734	$4,430
Interest cost	5,532	6,011
Expected return on plan assets	(8,615)	(8,864)
Amortization of prior service cost	4	(99)
Amortization of net loss	1,000	2,666
Defined benefit plans	(1,345)	4,144
Multi-employer plans	193	202
Defined contribution plans	6,764	1,969
Total pension cost (1)	$5,612	$6,315

(1) The decrease for the three months ended March 31, 2017 as compared to the prior year period reflects lower service cost and lower amortization of net losses related to the defined benefit plan freeze effective December 31, 2016, partially offset by higher defined contribution plan expense related to the Company's amended U.S. defined contribution plan that was effective January 1, 2017.

NOTE 12 — INCOME TAXES
The Company recognized $22,052 of tax expense on pretax income of $77,900, resulting in an effective income tax rate of 28.3% for the three months ended March 31, 2017.  The effective income tax rate was 26.7% for the three months ended March 31, 2016. The 2017 effective tax rate was lower than the Company's statutory rate primarily due to the utilization of U.S. tax credits and deductions, excess tax benefits resulting from exercising of stock-based compensation awards and income earned in lower tax rate jurisdictions. The 2016 effective tax rate was lower than the Company's statutory rate primarily due to the utilization of U.S. tax credits and deductions, income earned in lower tax rate jurisdictions and utilization of loss carry-forwards for which valuation allowances had been previously provided.
As of March 31, 2017, the Company had $13,934 of unrecognized tax benefits.  If recognized, approximately $10,115 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012.  The Company is currently subject to various U.S. state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $1,431 in previously unrecognized tax benefits by the end of the first quarter 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 13 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2017 and 2016.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2017.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $41,398 at March 31, 2017 and $36,385 at December 31, 2016.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At March 31, 2017, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $100,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.6% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
The Company had foreign currency forward contracts that were qualified and designated as net investment hedges. No such contracts were outstanding at March 31, 2017 and December 31, 2016.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $260,832 at March 31, 2017 and $261,168 at December 31, 2016.
Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	March 31, 2017			December 31, 2016
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,566	$72	$—	$439	$923	$—
Interest rate swap agreements	—	—	5,813	—	—	5,439
Not designated as hedging instruments:
Foreign exchange contracts	1,266	1,064	—	746	1,529	—
Total derivatives	$2,832	$1,136	$5,813	$1,185	$2,452	$5,439
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2017	2016
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$13,702	$3,597
Commodity contracts	Cost of goods sold	—	(369)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Operations consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2017	December 31, 2016
Foreign exchange contracts	$1,012	$(512)
Net investment contracts	1,099	1,099
The Company expects a gain of $1,012 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2017	2016
Foreign exchange contracts	Sales	$(185)	$(787)
	Cost of goods sold	166	(76)

NOTE 14 - FAIR VALUE
The following table provides a summary of assets and liabilities as of March 31, 2017, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,832	$—	$2,832	$—
Marketable securities	70,045	—	70,045	—
Total assets	$72,877	$—	$72,877	$—

Liabilities:
Foreign exchange contracts	$1,136	$—	$1,136	$—
Interest rate swap agreements	5,813	—	5,813	—
Contingent considerations	8,700	—	—	8,700
Forward contract	15,588	—	—	15,588
Deferred compensation	27,600	—	27,600	—
Total liabilities	$58,837	$—	$34,549	$24,288

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2016, measured at fair value on a recurring basis:

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  During the three months ended March 31, 2017, there were no transfers between Levels 1, 2 or 3.
The Company measures the fair value of marketable securities using Level 2 inputs based on quoted market prices for similar assets in active markets and are included in Other current assets.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $8,700 as of March 31, 2017. Under the contingent consideration agreements, the amounts to be paid are based upon actual financial results of the acquired entity for specified future periods.  The fair value of the contingent considerations are a Level 3 valuation and fair valued using either a probability weighted discounted cash flow analysis or an option pricing model.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a forward contract to obtain the remaining financial interest in the entity over a three-year period. The amount to be paid to obtain the remaining financial interest was based upon actual financial results of the entity through 2016. A liability was recorded for the forward contract at a fair value of $15,588 as of March 31, 2017 and will be paid in the second quarter of 2017. The change in liability from December 31, 2016 was primarily the result of foreign exchange translation and accretion of interest expense of $148 for the three months ended March 31, 2017. The fair value of the contract is a Level 3 valuation and is based on the present value of the expected future payments.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2017 and December 31, 2016.  The fair value of long-term debt at March 31, 2017 and December 31, 2016, including the current portion, was approximately $676,164 and $669,209, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $703,502 and $703,835, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
The Company’s products are sold in both domestic and international markets.  In the Americas, products are sold principally through industrial distributors, retailers and directly to users of welding products.  Outside of the Americas, the Company has an international sales organization comprised of Company employees and agents who sell products from the Company’s various manufacturing sites to distributors and product users.
As of March 31, 2017, the Company's business units were aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment primarily includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses as well as its retail business in the United States.
Effective June 30, 2016, the Company concluded that it no longer met the accounting criteria for control over its Venezuelan subsidiary based on deteriorating conditions in Venezuela; therefore, the Company deconsolidated the financial statements of the Venezuelan subsidiary and began reporting the results under the cost method of accounting. As a result, beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements.

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended March 31,
	2017		2016		Increase (Decrease) 2017 vs 2016
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$580,897		$550,722		30,175	5.5%
Cost of goods sold	377,041		361,620		15,421	4.3%
Gross profit	203,856	35.1%	189,102	34.3%	14,754	7.8%
Selling, general & administrative expenses	122,370	21.1%	113,810	20.7%	8,560	7.5%
Operating income	81,486	14.0%	75,292	13.7%	6,194	8.2%
Interest income	777		430		347	80.7%
Equity earnings in affiliates	795		626		169	27.0%
Other income	956		661		295	44.6%
Interest expense	(6,114)		(3,827)		2,287	59.8%
Income before income taxes	77,900	13.4%	73,182	13.3%	4,718	6.4%
Income taxes	22,052		19,558		2,494	12.8%
Effective tax rate	28.3%		26.7%
Net income including non-controlling interests	55,848		53,624		2,224	4.1%
Non-controlling interests in subsidiaries’ income (loss)	4		(14)		18	128.6%
Net income	$55,844	9.6%	$53,638	9.7%	2,206	4.1%
Diluted earnings per share	$0.84		$0.76		0.08	10.5%
Net Sales:
The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2017 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales 2016	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2017
Lincoln Electric Holdings, Inc.	$550,722	$16,124	$3,338	$11,437	$(724)	$580,897
Lincoln Electric Holdings, Inc. (excluding Venezuela)	545,742	21,104	3,338	11,437	(724)	580,897

% Change
Lincoln Electric Holdings, Inc.		2.9%	0.6%	2.1%	(0.1%)	5.5%
Lincoln Electric Holdings, Inc. (excluding Venezuela)		3.9%	0.6%	2.1%	(0.1%)	6.4%
Net sales increased in the three months ended March 31, 2017 primarily as a result of improved volume due to higher demand and increased product pricing. Net sales for the first three months of 2016 include $4,980 in sales from the Company's Venezuelan operations. The increase in net sales from acquisitions was driven by an acquired company within Americas Welding.
Gross Profit:
Gross profit for the three months ended March 31, 2017 increased, as a percent of sales, compared to the prior year due to higher volumes and favorable product mix. The quarter ended March 31, 2017 includes a last-in, first-out ("LIFO") charge of $1,682 compared with no charge or credit taken in the prior year period.

Selling, General & Administrative ("SG&A") Expenses:
The increase in SG&A expenses for the three months ended March 31, 2017 as compared to March 31, 2016 was due to higher bonus expense and salaries and wages, transaction costs related to a potential acquisition and higher incremental SG&A expenses from acquisitions, partially offset by favorable foreign exchange.
Equity Earnings in Affiliates:
Equity earnings in affiliates has remained relatively flat in the comparable periods.
Interest Expense:
The increase for the three months ended March 31, 2017 as compared to March 31, 2016 was due to interest accrued on higher borrowings in 2017.
Income Taxes:
The effective income tax rate is higher for the three months ended March 31, 2017 as compared to March 31, 2016 primarily due to higher U.S. tax deductions in 2016 and changes in the mix of earnings between tax rate jurisdictions.
Net Income:
Net income for three months ended March 31, 2017 increased as compared to the prior year period primarily due to higher volumes and improved margins, offset by transaction costs related to a potential acquisition.

Segment Results
Net Sales:  The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2017:

		Change in Net Sales due to:
	Net Sales 2016	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2017
Operating Segments
Americas Welding	$359,008	$14,761	$3,338	$5,520	$697	$383,324
International Welding	124,305	3,347	—	3,199	(1,963)	128,888
The Harris Products Group	67,409	(1,984)	—	2,718	542	68,685

% Change
Americas Welding		4.1%	0.9%	1.5%	0.2%	6.8%
International Welding		2.7%	—	2.6%	(1.6%)	3.7%
The Harris Products Group		(2.9%)	—	4.0%	0.8%	1.9%
(1) Increase for Americas Welding and International Welding due to improving demand in certain end markets. The decrease for The Harris Products Group was driven by the retail market.
(2) Increase primarily due to the acquisition of Vizient Manufacturing Solutions within Americas Welding (refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions).
(3) Increase in all segments due to increased product pricing as a result of higher input costs.

Adjusted Earnings Before Interest and Income Taxes ("Adjusted EBIT"):
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
The following table presents Adjusted EBIT by segment:

	Three Months Ended March 31,		Increase (Decrease) 2017 vs. 2016
	2017	2016	$	%
Americas Welding:
Net sales	$383,324	$359,008	24,316	6.8%
Inter-segment sales	22,460	23,831	(1,371)	(5.8%)
Total Sales	$405,784	$382,839	22,945	6.0%

Adjusted EBIT	$68,723	$61,438	7,285	11.9%
As a percent of total sales (1)	16.9%	16.0%		0.9%
International Welding:
Net sales	$128,888	$124,305	4,583	3.7%
Inter-segment sales	4,285	4,426	(141)	(3.2%)
Total Sales	$133,173	$128,731	4,442	3.5%

Adjusted EBIT	$9,605	$6,233	3,372	54.1%
As a percent of total sales (2)	7.2%	4.8%		2.4%
The Harris Products Group:
Net sales	$68,685	$67,409	1,276	1.9%
Inter-segment sales	2,300	2,303	(3)	(0.1%)
Total Sales	$70,985	$69,712	1,273	1.8%

Adjusted EBIT	$8,460	$7,711	749	9.7%
As a percent of total sales (3)	11.9%	11.1%		0.8%
Corporate / Eliminations:
Inter-segment sales	$(29,045)	$(30,560)	1,515	5.0%
Adjusted EBIT (4)	64	1,197	(1,133)	(94.7%)
Consolidated:
Net sales	$580,897	$550,722	30,175	5.5%

Adjusted EBIT	$86,852	$76,579	10,273	13.4%

As a percent of sales	15.0%	13.9%		1.1%

(1)	Increase for the three months ended March 31, 2017 as compared to March 31, 2016 driven by higher Net sales volume and improved margins due to favorable mix.

(2)
Increase for the three months ended March 31, 2017 as compared to March 31, 2016 driven by higher Net sales volumes, improved margins due to favorable mix and lower SG&A costs as a percent of sales. SG&A costs included favorable foreign exchange, partially offset by higher bonus expense and salaries and wages.

(3)	Increase for the three months ended March 31, 2017 as compared to March 31, 2016 due to favorable mix, offset by lower Net sales volume in the retail market.

(4)	The three months ended March 31, 2017 excludes transaction costs related to a proposed acquisition as discussed in Note 3.

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
The following table presents a reconciliation of Operating income, Net income and Diluted earnings per share as reported to Adjusted operating income, Adjusted net income and Adjusted earnings per share:

	Three Months Ended March 31,
	2017	2016
Operating income as reported	$81,486	$75,292
Special items (pre-tax):
Acquisition transaction costs (1)	3,615	—
Adjusted operating income	$85,101	$75,292

Net income as reported	$55,844	$53,638
Special items (after-tax):
Acquisition transaction costs (1)	2,734	—
Adjusted net income	$58,578	$53,638

Diluted earnings per share as reported	$0.84	$0.76
Special items (1)	0.04	—
Adjusted diluted earnings per share	$0.88	$0.76
(1) Related to proposed acquisition as discussed in Note 3.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2017	2016	$ Change
Cash provided by operating activities (1)	$76,240	$24,718	51,522
Cash used by investing activities (2)	(42,959)	(8,427)	(34,532)
Capital expenditures	(12,037)	(8,885)	(3,152)
Purchase of marketable securities, net of proceeds	(31,125)	—	(31,125)
Cash used by financing activities (3)	(17,643)	(105,148)	87,505
Proceeds from short-term borrowings, net	107	21,787	(21,680)
Purchase of shares for treasury	(403)	(102,488)	102,085
Cash dividends paid to shareholders	(22,986)	(22,625)	(361)
Increase (decrease) in Cash and cash equivalents (4)	22,261	(83,187)
(1) Cash provided by operating activities increased for the three months ended March 31, 2017, compared with the three months ended March 31, 2016. The increase was primarily due to contributions to the U.S. defined benefit plans in the prior year and improved company performance.
(2) Cash used by investing activities increased for the three months ended March 31, 2017, compared with the three months ended March 31, 2016.  The increase was predominantly due to the purchase of marketable securities. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2017.  Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities decreased in the three months ended March 31, 2017, compared with the three months ended March 31, 2016.  The decrease was due to lower purchases of common shares for treasury.
(4) Cash and cash equivalents increased 5.9%, or $22,261, to $401,440 during the three months ended March 31, 2017, from $379,179 as of December 31, 2016.  This increase was predominantly due to cash provided by operating activities offset by the purchase of marketable securities and cash dividends paid to shareholders. The increase in Cash and cash equivalents during the three months ended March 31, 2017 compares to a decrease of 27.3% during the three months ended March 31, 2016. At March 31, 2017, $294,095 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
The Company's total debt remained consistent as compared to December 31, 2016. Total debt to total invested capital decreased to 47.4% at March 31, 2017 from 49.8% at December 31, 2016.
In April 2017, the Company paid a cash dividend of $0.35 per share, or $23,028, to shareholders of record on March 31, 2017.
Working Capital Ratios

	March 31, 2017	December 31, 2016	March 31, 2016
Average operating working capital to net sales (1)	17.1%	15.6%	19.0%
Days sales in Inventories	97.5	92.1	103.9
Days sales in Accounts receivable	50.1	47.7	51.3
Average days in Trade accounts payable	50.3	48.9	44.8
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
ROIC for the twelve months ended March 31, 2017 and 2016 were as follows:

	Twelve Months Ended March 31,
	2017	2016
Net income	$200,605	$112,762
Rationalization and asset impairment charges, net of tax of $1,776	—	18,181
Loss on deconsolidation of Venezuelan subsidiary, net of tax of $1,097	33,251	—
Income tax valuation reversals	(7,196)	—
Pension settlement charges, net of tax of $55,428	—	87,310
Venezuela currency devaluation	—	27,214
Acquisition transaction costs, net of tax of $880 (1)	2,734	—
Adjusted net income	$229,394	$245,467
Plus: Interest expense, net of tax of $8,180 and $9,114 in 2017 and 2016, respectively	13,186	14,693
Less: Interest income, net of tax of $934 and $977 in 2017 and 2016, respectively	1,505	1,574
Adjusted net income before tax effected interest	$241,075	$258,586

Invested Capital	March 31, 2017	March 31, 2016
Short-term debt	$2,136	$24,844
Long-term debt, less current portion	703,378	350,106
Total debt	705,514	374,950
Total equity	784,124	892,669
Invested capital	$1,489,638	$1,267,619
Return on invested capital	16.2%	20.4%
(1) Related to proposed acquisition as discussed in Note 3.

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
Refer to Note 10 to the consolidated financial statements for a discussion of the Company's debt.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to enter into a definitive agreement for the purchase of Air Liquide’s welding business and the ability to successfully complete such acquisition; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2016.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of March 31, 2017, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 5,120 plaintiffs, which is a net decrease of 834 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 53,160 of those claims were dismissed, 22 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which is being appealed), one was resolved by agreement for an immaterial amount and 771 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2017 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2017	—		$—	—	8,888,475
February 1 - 28, 2017	4,715	(1)	85.41	4,683	8,883,792
March 1 - 31, 2017	—		—	—	8,883,792
Total	4,715		—	4,683
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 46.1 million shares at a total cost of $1.6 billion for a weighted average cost of $35.56 per share through March 31, 2017.

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
April 21, 2017