Form 10-Q
period 2017-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2017-07-26
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2017 was 65,907,156.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$626,858	$592,418	$1,207,755	$1,143,140
Cost of goods sold	409,370	389,491	786,411	751,111
Gross profit	217,488	202,927	421,344	392,029
Selling, general & administrative expenses	129,846	120,497	252,216	234,307
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	34,348	—	34,348
Operating income	87,642	48,082	169,128	123,374

Other income (expense):
Interest income	1,245	435	2,022	865
Equity earnings in affiliates	440	839	1,235	1,465
Other income	936	588	1,892	1,249
Interest expense	(6,297)	(4,186)	(12,411)	(8,013)
Total other income (expense)	(3,676)	(2,324)	(7,262)	(4,434)
Income before income taxes	83,966	45,758	161,866	118,940
Income taxes (Note 12)	22,635	14,449	44,687	34,007
Net income including non-controlling interests	61,331	31,309	117,179	84,933
Non-controlling interests in subsidiaries’ loss	(21)	(8)	(17)	(22)
Net income	$61,352	$31,317	$117,196	$84,955

Basic earnings per share (Note 2)	$0.93	$0.46	$1.78	$1.23
Diluted earnings per share (Note 2)	$0.92	$0.45	$1.76	$1.22
Cash dividends declared per share	$0.35	$0.32	$0.70	$0.64

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income including non-controlling interests	$61,331	$31,309	$117,179	$84,933
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $97 and ($334) in the three and six months ended June 30, 2017; $207 and $4 in the three and six months ended June 30, 2016	(277)	(645)	1,247	191
Defined benefit pension plan activity, net of tax of $149 and $362 in the three and six months ended June 30, 2017; $1,132 and $2,043 in the three and six months ended June 30, 2016	712	2,617	1,426	4,235
Currency translation adjustment	25,356	(18,997)	53,889	5,252
Other comprehensive income (loss):	25,791	(17,025)	56,562	9,678
Comprehensive income	87,122	14,284	173,741	94,611
Comprehensive income (loss) attributable to non-controlling interests	5	(58)	31	(57)
Comprehensive income attributable to shareholders	$87,117	$14,342	$173,710	$94,668

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2017	December 31, 2016
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$395,735	$379,179
Accounts receivable (less allowance for doubtful accounts of $8,368 in 2017; $7,768 in 2016)	323,185	273,993
Inventories (Note 6)	289,635	255,406
Other current assets	199,277	135,135
Total Current Assets	1,207,832	1,043,713
Property, plant and equipment (less accumulated depreciation of $752,567 in 2017; $716,665 in 2016)	384,947	372,377
Goodwill	234,109	231,919
Other assets	294,785	295,428
TOTAL ASSETS	$2,121,673	$1,943,437

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$1,953	$1,889
Trade accounts payable	194,758	176,757
Other current liabilities	218,932	209,461
Total Current Liabilities	415,643	388,107
Long-term debt, less current portion (Note 10)	704,732	703,704
Other liabilities	149,522	139,420
Total Liabilities	1,269,897	1,231,231
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	326,464	309,417
Retained earnings	2,306,814	2,236,071
Accumulated other comprehensive loss	(272,523)	(329,037)
Treasury shares	(1,519,597)	(1,514,832)
Total Shareholders’ Equity	851,016	711,477
Non-controlling interests	760	729
Total Equity (Note 5)	851,776	712,206
TOTAL LIABILITIES AND EQUITY	$2,121,673	$1,943,437

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,196	$84,955
Non-controlling interests in subsidiaries’ loss	(17)	(22)
Net income including non-controlling interests	117,179	84,933
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	34,348
Depreciation and amortization	32,006	32,232
Equity earnings in affiliates, net	(75)	(58)
Deferred income taxes	6,396	(8,163)
Stock-based compensation	6,632	4,843
Pension (income) expense (Note 11)	(2,679)	9,256
Pension contributions and payments	(1,168)	(21,577)
Other, net	2,604	(2,075)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(40,006)	(22,393)
Increase in inventories	(24,757)	(15,492)
Decrease (increase) in other current assets	2,639	(1,609)
Increase in trade accounts payable	12,619	22,228
Increase in other current liabilities	36,230	11,138
Net change in other assets and liabilities	4,067	(732)
NET CASH PROVIDED BY OPERATING ACTIVITIES	151,687	126,879

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,131)	(24,779)
Acquisition of businesses, net of cash acquired (Note 3)	—	(71,567)
Proceeds from sale of property, plant and equipment	1,102	679
Purchase of marketable securities	(69,934)	—
Proceeds from marketable securities	4,990	—
Other investing activities	—	(283)
NET CASH USED BY INVESTING ACTIVITIES	(91,973)	(95,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	1,892
Payments on short-term borrowings	—	(1,522)
Amounts due banks, net	(192)	159,090
Proceeds from long-term borrowings	15	261
Payments on long-term borrowings	(34)	(451)
Proceeds from exercise of stock options	13,397	5,715
Purchase of shares for treasury (Note 5)	(7,748)	(202,933)
Cash dividends paid to shareholders	(46,016)	(44,647)
Other financing activities	(15,189)	(18,244)
NET CASH USED BY FINANCING ACTIVITIES	(55,767)	(100,839)

Effect of exchange rate changes on Cash and cash equivalents	12,609	2,746
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,556	(67,164)

Cash and cash equivalents at beginning of period	379,179	304,183
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$395,735	$237,019
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
Effective June 30, 2016, the Company concluded that it no longer met the accounting criteria for control over its Venezuelan subsidiary based on deteriorating conditions in Venezuela; therefore, the Company deconsolidated the financial statements of the Venezuelan subsidiary and began reporting the results under the cost method of accounting. As a result, beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through June 30, 2017.  The Company expects these conditions to continue for the foreseeable future. Additionally, the Company has no remaining financial commitments to the Venezuelan subsidiary and therefore believes the exposure to future losses is not material.
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
ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation award vesting and exercises as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. Net excess tax benefits of $2,875 and $4,147 for the three and six months ended June 30, 2017, respectively, were recognized as a reduction of income tax expense. Earnings per share increased by $0.04 and $0.06 per share for the three and six months ended June 30, 2017, respectively, as a result of this change. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares. This change results in an insignificant increase in diluted weighted average shares outstanding for the three and six months ended June 30, 2017.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

ASU 2016-09 requires that excess tax benefits from stock-based compensation awards be reported as operating activities in the Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities in the Consolidated Statement of Cash Flows. The Company has elected to apply this change on a retrospective basis. As a result, excess tax benefits of $2,875 and $4,147 are reported as Net cash provided by operating activities for the three and six months ended June 30, 2017, respectively, and $1,165 and $1,522 of excess tax benefits were reclassified from Net cash used by financing activities to Net cash provided by operating activities for the three and six months ended June 30, 2016, respectively.
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
New Accounting Pronouncements to be adopted:
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. To evaluate the impact of adopting this new guidance on the consolidated financial statements, the Company completed a scoping analysis of revenue streams against the requirements of the standard. In addition, the Company is in the process of completing its review of customer contracts, as well as identifying and implementing changes to processes and controls to meet the standard’s reporting and disclosure requirements, in accordance with the Company's implementation plan. ASU 2014-09 will accelerate the timing of when certain transactions are recognized as revenue upon adoption of the guidance’s control model. The Company is currently evaluating the impact of the adoption of ASU 2014-09.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, issued May 2017.
ASU 2017-09 provides updated guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Under this ASU, an entity should account for the effects of an award modification unless the fair value, vesting conditions and equity or liability classification of the modified award are the same as the original award. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be applied prospectively.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$61,352	$31,317	$117,196	$84,955
Denominator (shares in 000's):
Basic weighted average shares outstanding	65,811	68,181	65,750	68,883
Effect of dilutive securities - Stock options and awards	932	709	916	686
Diluted weighted average shares outstanding	66,743	68,890	66,666	69,569
Basic earnings per share	$0.93	$0.46	$1.78	$1.23
Diluted earnings per share	$0.92	$0.45	$1.76	$1.22
For the three months ended June 30, 2017 and 2016, common shares subject to equity-based awards of 179,178 and 810,200, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2017 and 2016, common shares subject to equity-based awards of 133,748 and 750,209, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
On April 27, 2017, the Company entered into a definitive agreement with Air Liquide to acquire its Air Liquide Welding subsidiary (the "proposed acquisition"). Upon completion of the proposed acquisition, the complementary business would enhance the Company's global specialty consumables portfolio and extend its channel reach for equipment systems and the Harris Product Group's solutions in Europe. The combination would also offer European customers more comprehensive welding and cutting solutions, greater technical application expertise and improved service levels.
The definitive agreement reflects an approximately $131 million purchase price for the Air Liquide Welding business, including the assumption of net debt and working capital adjustments. The Company has obtained all required regulatory approvals and met other closing conditions. The proposed acquisition is expected to close on July 31, 2017.
For the three and six months ended June 30, 2017, the Company has incurred $4.5 million and $8.1 million, respectively, of transaction and integration costs related to the proposed acquisition.

NOTE 4 — SEGMENT INFORMATION
The Company's business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses as well as its retail business in the United States.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations (1)	Consolidated
Three Months Ended June 30, 2017
Net sales	$405,147	$141,498	$80,213	$—	$626,858
Inter-segment sales	27,374	5,478	2,399	(35,251)	—
Total	$432,521	$146,976	$82,612	$(35,251)	$626,858

Adjusted EBIT	$74,498	$9,496	$9,787	$(265)	$93,516
Special items charge	—	—	—	4,498	4,498
EBIT	$74,498	$9,496	$9,787	$(4,763)	$89,018
Interest income					1,245
Interest expense					(6,297)
Income before income taxes					$83,966

Three Months Ended June 30, 2016
Net sales	$388,372	$132,815	$71,231	$—	$592,418
Inter-segment sales	23,456	3,841	2,824	(30,121)	—
Total	$411,828	$136,656	$74,055	$(30,121)	$592,418

Adjusted EBIT	$65,201	$9,670	$9,284	$(298)	$83,857
Special items charge	—	—	—	34,348	34,348
EBIT	$65,201	$9,670	$9,284	$(34,646)	$49,509
Interest income					435
Interest expense					(4,186)
Income before income taxes					$45,758

Six Months Ended June 30, 2017
Net sales	$788,471	$270,386	$148,898	$—	$1,207,755
Inter-segment sales	49,834	9,763	4,699	(64,296)	—
Total	$838,305	$280,149	$153,597	$(64,296)	$1,207,755

Adjusted EBIT	$143,221	$19,101	$18,247	$(201)	$180,368
Special items charge	—	—	—	8,113	8,113
EBIT	$143,221	$19,101	$18,247	$(8,314)	$172,255
Interest income					2,022
Interest expense					(12,411)
Income before income taxes					$161,866

Six Months ended June 30, 2016
Net sales	$747,380	$257,120	$138,640	$—	$1,143,140
Inter-segment sales	47,287	8,267	5,127	(60,681)	—
Total	$794,667	$265,387	$143,767	$(60,681)	$1,143,140

Adjusted EBIT	$126,639	$15,903	$16,995	$899	$160,436
Special items charge	—	—	—	34,348	34,348
EBIT	$126,639	$15,903	$16,995	$(33,449)	$126,088
Interest income					865
Interest expense					(8,013)
Income before income taxes					$118,940
(1) In the three and six months ended June 30, 2017, special items in Corporate / Eliminations reflect transaction and integration costs related to the proposed Air Liquide Welding acquisition as discussed in Note 3. In the three and six months ended June 30, 2016 , special items in Corporate / Eliminations reflect costs related to the deconsolidation of the Venezuelan subsidiary.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 5 — EQUITY
Changes in equity for the six months ended June 30, 2017 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$711,477	$729	$712,206
Comprehensive income (loss):
Net income	117,196	(17)	117,179
Other comprehensive income (loss)	56,514	48	56,562
Total comprehensive income (loss)	173,710	31	173,741

Cash dividends declared - $0.70 per share	(46,452)	—	(46,452)
Issuance of shares under benefit plans	20,029	—	20,029
Purchase of shares for treasury	(7,748)	—	(7,748)
Balance at June 30, 2017	$851,016	$760	$851,776
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. As of June 30, 2017, there remained 8.8 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2017	$2,111		$(95,225)		$(205,174)		$(298,288)
Other comprehensive income (loss) before reclassification	(1,276)		—		25,330	[3]	24,054
Amounts reclassified from AOCI	999	[1]	712	[2]	—		1,711
Net current-period other comprehensive income (loss)	(277)		712		25,330		25,765
Balance at June 30, 2017	$1,834		$(94,513)		$(179,844)		$(272,523)

	Three Months Ended June 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2016	$1,384		$(98,158)		$(172,805)		$(269,579)
Other comprehensive income (loss) before reclassification	(339)		5		(21,790)	[3]	(22,124)
Amounts reclassified from AOCI	(306)	[1]	2,612	[2]	2,843	[4]	5,149
Net current-period other comprehensive income (loss)	(645)		2,617		(18,947)		(16,975)
Balance at June 30, 2016	$739		$(95,541)		$(191,752)		$(286,554)

(1)
During the 2017 period, this AOCI reclassification is a component of Net sales of $797 (net of tax of $291) and Cost of goods sold of $202 (net of tax of $70); during the 2016 period, the reclassification is a component of Net sales of $(152) (net of tax of $(69)) and Cost of goods sold of $(154) (net of tax of $(16)). See Note 13 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $149 and $1,132 during the three months ended June 30, 2017 and 2016, respectively). See Note 11 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $26 and $(51) attributable to Non-controlling interests in the three months ended June 30, 2017 and 2016, respectively.

(4)
The reclassification from AOCI reflects foreign currency translation losses recognized due to the Company's deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	267		—		53,841	[3]	54,108
Amounts reclassified from AOCI	980	[1]	1,426	[2]	—		2,406
Net current-period other comprehensive income (loss)	1,247		1,426		53,841		56,514
Balance at June 30, 2017	$1,834		$(94,513)		$(179,844)		$(272,523)

	Six Months Ended June 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	1,360		(15)		2,444	[3]	3,789
Amounts reclassified from AOCI	(1,169)	[1]	4,250	[2]	2,843	[4]	5,924
Net current-period other comprehensive income (loss)	191		4,235		5,287		9,713
Balance at June 30, 2016	$739		$(95,541)		$(191,752)		$(286,554)

(1)
During the 2017 period, the AOCI reclassification is a component of Net sales of $612 (net of tax of $204) and Cost of goods sold of $368 (net of tax of $181); during the 2016 period, the AOCI reclassification is a component of Net sales of $(939) (net of tax of $(347)) and Cost of goods sold of $(230) (net of tax of $6). See Note 13 to the consolidated financial statements for additional details.

(2)
The AOCI component is included in the computation of net periodic pension costs (net of tax of $362 and $2,043 during the six months ended June 30, 2017 and 2016, respectively). See Note 11 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $48 and $(36) attributable to Non-controlling interests in the six months ended June 30, 2017 and 2016, respectively.

(4)
The reclassification from AOCI reflects foreign currency translation losses recognized due to the Company's deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 6 — INVENTORY
Inventories in the Consolidated Balance Sheet is comprised of the following components:

	June 30, 2017	December 31, 2016
Raw materials	$83,480	$76,811
Work-in-process	54,319	40,556
Finished goods	151,836	138,039
Total	$289,635	$255,406
The valuation of last-in, first-out ("LIFO") method inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $64,988 at June 30, 2017 and $61,329 at December 31, 2016.

NOTE 7 — ACCRUED EMPLOYEE BONUS
Other current liabilities at June 30, 2017 and 2016 include accruals for year-end bonuses and related payroll taxes of $52,267 and $48,506, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Six Months Ended June 30,
	2017	2016
Balance at beginning of year	$21,053	$19,469
Accruals for warranties	6,464	6,444
Settlements	(6,369)	(6,178)
Foreign currency translation	191	107
Balance at June 30	$21,339	$19,842

NOTE 10 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2017, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes, as shown in the table below, have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of June 30, 2017, the Company was in compliance with all of its debt covenants relating to the 2015 Notes.
The maturity and interest rates of the 2015 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
On October 20, 2016, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes, as shown in the table below, have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of June 30, 2017, the Company was in compliance with all of its debt covenants relating to the 2016 Notes.

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
The Company's total weighted average effective interest rate and weighted average initial tenure, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 18 years, respectively.

NOTE 11 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$735	$4,439	$1,469	$8,869
Interest cost	5,542	6,018	11,074	12,029
Expected return on plan assets	(8,626)	(8,894)	(17,241)	(17,758)
Amortization of prior service cost	4	(99)	8	(198)
Amortization of net loss (1)	1,011	3,648	2,011	6,314
Defined benefit plans	(1,334)	5,112	(2,679)	9,256
Multi-employer plans	224	193	417	395
Defined contribution plans	5,804	2,192	12,568	4,161
Total pension cost (2)	$4,694	$7,497	$10,306	$13,812

(1) The amortization of net loss includes a $959 charge resulting from the deconsolidation of the Venezuelan subsidiary during the three and six months ended June 30, 2016.
(2) The decrease for the three and six months ended June 30, 2017 as compared to the prior year periods reflect lower service cost and lower amortization of net losses related to the defined benefit plan freeze effective December 31, 2016, partially offset by higher defined contribution plan expense related to the Company's amended U.S. defined contribution plan that was effective January 1, 2017.

NOTE 12 — INCOME TAXES
The Company recognized $44,687 of tax expense on pretax income of $161,866, resulting in an effective income tax rate of 27.6% for the six months ended June 30, 2017.  The effective income tax rate was 28.6% for the six months ended June 30, 2016. The 2017 effective tax rate was lower than the Company's statutory rate primarily due to the utilization of U.S. tax credits and deductions, excess tax benefits resulting from exercising of stock-based compensation awards and income earned in lower tax rate jurisdictions. The 2016 effective tax rate was lower than the Company's statutory rate primarily due to the utilization of U.S. tax credits, income earned in lower tax rate jurisdictions and the reversal of an income tax valuation allowance as a result of a legal entity change.
As of June 30, 2017, the Company had $14,821 of unrecognized tax benefits.  If recognized, approximately $11,123 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2012.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

benefits.  It is reasonably possible there could be a reduction of $1,135 in previously unrecognized tax benefits by the end of the second quarter 2018.

NOTE 13 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the six months ended June 30, 2017 and 2016.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2017.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $27,521 at June 30, 2017 and $36,385 at December 31, 2016.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At June 30, 2017, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $100,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.6% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at June 30, 2017 and December 31, 2016.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $280,812 at June 30, 2017 and $261,168 at December 31, 2016.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2017			December 31, 2016
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,432	$242	$—	$439	$923	$—
Interest rate swap agreements	—	—	4,495	—	—	5,439
Not designated as hedging instruments:
Foreign exchange contracts	1,613	1,020	—	746	1,529	—
Total derivatives	$3,045	$1,262	$4,495	$1,185	$2,452	$5,439

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2017	2016	2017	2016
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$7,541	$(10,507)	$21,243	$(6,910)
Commodity contracts	Cost of goods sold	—	(373)	—	(742)
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Operations consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2017	December 31, 2016
Foreign exchange contracts	$735	$(512)
Net investment contracts	1,099	1,099
The Company expects a gain of $735 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2017	2016	2017	2016
Foreign exchange contracts	Sales	$797	$(152)	$612	$(939)
	Cost of goods sold	202	(154)	368	(230)

NOTE 14 - FAIR VALUE
The following table provides a summary of assets and liabilities as of June 30, 2017, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,045	$—	$3,045	$—
Marketable securities	103,864	—	103,864	—
Total assets	$106,909	$—	$106,909	$—

Liabilities:
Foreign exchange contracts	$1,262	$—	$1,262	$—
Interest rate swap agreements	4,495	—	4,495	—
Contingent considerations	9,186	—	—	9,186
Deferred compensation	27,551	—	27,551	—
Total liabilities	$42,494	$—	$33,308	$9,186

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  During the six months ended June 30, 2017, there were no transfers between Levels 1, 2 or 3.
The Company measures the fair value of marketable securities using Level 2 inputs based on quoted market prices for similar assets in active markets and are included in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $9,186 as of June 30, 2017. Under the contingent consideration agreements, the amounts to be paid are based upon actual financial results of the acquired entity for specified future periods.  The fair value of the contingent considerations are a Level 3 valuation and fair valued using either a probability weighted discounted cash flow analysis or an option pricing model.
In connection with an acquisition, the Company obtained a controlling financial interest in the acquired entity and at the same time entered into a forward contract to obtain the remaining financial interest in the entity over a three-year period. The final payment associated with the forward contract was paid by the Company in the second quarter of 2017.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2017 and December 31, 2016.  The fair value of long-term debt at June 30, 2017 and December 31, 2016, including the current portion, was approximately $679,367 and $669,209, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $704,837 and $703,835, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
The Company's business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses as well as its retail business in the United States.
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

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended June 30,
	2017		2016		Increase (Decrease) 2017 vs 2016
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$626,858		$592,418		34,440	5.8%
Cost of goods sold	409,370		389,491		19,879	5.1%
Gross profit	217,488	34.7%	202,927	34.3%	14,561	7.2%
Selling, general & administrative expenses	129,846	20.7%	120,497	20.3%	9,349	7.8%
Loss on deconsolidation of Venezuelan subsidiary	—		34,348		(34,348)	(100.0%)
Operating income	87,642	14.0%	48,082	8.1%	39,560	82.3%
Interest income	1,245		435		810	186.2%
Equity earnings in affiliates	440		839		(399)	(47.6%)
Other income	936		588		348	59.2%
Interest expense	(6,297)		(4,186)		2,111	50.4%
Income before income taxes	83,966	13.4%	45,758	7.7%	38,208	83.5%
Income taxes	22,635		14,449		8,186	56.7%
Effective tax rate	27.0%		31.6%
Net income including non-controlling interests	61,331		31,309		30,022	95.9%
Non-controlling interests in subsidiaries’ loss	(21)		(8)		(13)	(162.5%)
Net income	$61,352	9.8%	$31,317	5.3%	30,035	95.9%
Diluted earnings per share	$0.92		$0.45

	Six Months Ended June 30,
	2017		2016		Increase (Decrease) 2017 vs 2016
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,207,755		$1,143,140		64,615	5.7%
Cost of goods sold	786,411		751,111		35,300	4.7%
Gross profit	421,344	34.9%	392,029	34.3%	29,315	7.5%
Selling, general & administrative expenses	252,216	20.9%	234,307	20.5%	17,909	7.6%
Loss on deconsolidation of Venezuelan subsidiary	—		34,348		(34,348)	(100.0%)
Operating income	169,128	14.0%	123,374	10.8%	45,754	37.1%
Interest income	2,022		865		1,157	133.8%
Equity earnings in affiliates	1,235		1,465		(230)	(15.7%)
Other income	1,892		1,249		643	51.5%
Interest expense	(12,411)		(8,013)		4,398	54.9%
Income before income taxes	161,866	13.4%	118,940	10.4%	42,926	36.1%
Income taxes	44,687		34,007		10,680	31.4%
Effective tax rate	27.6%		28.6%
Net income including non-controlling interests	117,179		84,933		32,246	38.0%
Non-controlling interests in subsidiaries’ loss	(17)		(22)		5	22.7%
Net income	$117,196	9.7%	$84,955	7.4%	32,241	38.0%
Diluted earnings per share	$1.76		$1.22

Net Sales:
The following tables summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and six months ended June 30, 2017 on a consolidated basis:

Three Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2016	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2017
Lincoln Electric Holdings, Inc.	$592,418	$19,059	$1,354	$15,623	$(1,596)	$626,858
Lincoln Electric Holdings, Inc. (excluding Venezuela)	586,585	24,892	1,354	15,623	(1,596)	626,858

% Change
Lincoln Electric Holdings, Inc.		3.2%	0.2%	2.6%	(0.3%)	5.8%
Lincoln Electric Holdings, Inc. (excluding Venezuela)		4.2%	0.2%	2.7%	(0.3%)	6.9%

Six Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2016	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2017
Lincoln Electric Holdings, Inc.	$1,143,140	$35,183	$4,692	$27,060	$(2,320)	$1,207,755
Lincoln Electric Holdings, Inc. (excluding Venezuela)	1,132,327	45,996	4,692	27,060	(2,320)	1,207,755

% Change
Lincoln Electric Holdings, Inc.		3.1%	0.4%	2.4%	(0.2%)	5.7%
Lincoln Electric Holdings, Inc. (excluding Venezuela)		4.1%	0.4%	2.4%	(0.2%)	6.7%
Net sales increased in the three and six months ended June 30, 2017 primarily as a result of improved volume due to higher demand and increased product pricing. Net sales for the three and six months ended June 30, 2016 include $5,833 and $10,813, respectively, in sales from the Company's Venezuelan operations. The increase in net sales from acquisitions in both periods was driven by an acquired company within Americas Welding.
Gross Profit:
Gross profit for the three and six months ended June 30, 2017 increased, as a percent of sales, compared to the prior year due to higher volumes. The three and six months ended June 30, 2017 includes a last-in, first-out ("LIFO") charge of $1,977 and $3,659, respectively, as compared with a LIFO charge of $2,022 in the three and six months ended June 30, 2016.
Selling, General & Administrative ("SG&A") Expenses:
SG&A expenses increased for the three and six months ended June 30, 2017 as compared to June 30, 2016 due to higher compensation costs, as well as transaction and integration costs related to the Air Liquide Welding proposed acquisition, partially offset by lower legal professional fees.
Loss on Deconsolidation of Venezuelan Subsidiary:
In the three and six months ended June 30, 2016, the Company recorded a loss of $34,348, $33,251 after-tax, related to the deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional information.
Equity Earnings in Affiliates:
Equity earnings in affiliates has remained relatively flat in the comparable periods.
Interest Expense:
The increase for both the three and six months ended June 30, 2017 as compared to June 30, 2016 was due to interest accrued on higher borrowings in 2017.

Income Taxes:
The effective income tax rate is lower for the three and six months ended June 30, 2017 as compared to June 30, 2016 primarily due to the 2017 change in the reporting of excess tax benefits resulting from the exercise of stock based compensation awards. In 2016, the effective income tax was higher due to the impact of the deconsolidation of the Company's Venezuelan subsidiary, partially offset by the reversal of an income tax valuation allowance as a result of a legal entity change.
Net Income:
Net income for three and six months ended June 30, 2017 increased as compared to the prior year period primarily due to higher volumes and improved margins, offset by higher SG&A costs and higher interest expense. Net income for the three and six months ended June 30, 2016 includes a loss related to the deconsolidation of the Company's Venezuelan subsidiary partially offset by the reversal of an income tax valuation allowance as a result of a legal entity change.

Segment Results
Net Sales:  The tables below summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and six months ended June 30, 2017:

Three Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2016	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2017
Operating Segments
Americas Welding	$388,372	$6,766	$1,354	$10,508	$(1,853)	$405,147
International Welding	132,815	4,377	—	4,423	(117)	141,498
The Harris Products Group	71,231	7,916	—	692	374	80,213

% Change
Americas Welding		1.7%	0.3%	2.7%	(0.5%)	4.3%
International Welding		3.3%	—	3.3%	(0.1%)	6.5%
The Harris Products Group		11.1%	—	1.0%	0.5%	12.6%
(1) Increase for Americas Welding and International Welding due to improving demand in a broad range of end markets. The increase for The Harris Products Group was driven by the retail market.
(2) Increase due to the acquisition of Vizient Manufacturing Solutions within Americas Welding (refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions).
(3) Increase in all segments due to increased product pricing as a result of higher input costs.

Six Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2016	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2017
Operating Segments
Americas Welding	$747,380	$21,527	$4,692	$16,028	$(1,156)	$788,471
International Welding	257,120	7,724	—	7,622	(2,080)	270,386
The Harris Products Group	138,640	5,932	—	3,410	916	148,898

% Change
Americas Welding		2.9%	0.6%	2.1%	(0.2%)	5.5%
International Welding		3.0%	—	3.0%	(0.8%)	5.2%
The Harris Products Group		4.3%	—	2.5%	0.7%	7.4%
(1) Increase for Americas Welding and International Welding due to improving demand in a broad range of end markets. The increase for The Harris Products Group was driven by the retail market.
(2) Increase due to the acquisition of Vizient Manufacturing Solutions within Americas Welding (refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions).
(3) Increase in all segments due to increased product pricing as a result of higher input costs.

Adjusted Earnings Before Interest and Income Taxes:
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
The following table presents Adjusted EBIT by segment for the three months ended June 30, 2017:

	Three Months Ended June 30,		Increase (Decrease) 2017 vs. 2016
	2017	2016	$	%
Americas Welding:
Net sales	$405,147	$388,372	16,775	4.3%
Inter-segment sales	27,374	23,456	3,918	16.7%
Total Sales	$432,521	$411,828	20,693	5.0%

Adjusted EBIT	$74,498	$65,201	9,297	14.3%
As a percent of total sales (1)	17.2%	15.8%		1.4%
International Welding:
Net sales	$141,498	$132,815	8,683	6.5%
Inter-segment sales	5,478	3,841	1,637	42.6%
Total Sales	$146,976	$136,656	10,320	7.6%

Adjusted EBIT	$9,496	$9,670	(174)	(1.8%)
As a percent of total sales (2)	6.5%	7.1%		(0.6%)
The Harris Products Group:
Net sales	$80,213	$71,231	8,982	12.6%
Inter-segment sales	2,399	2,824	(425)	(15.0%)
Total Sales	$82,612	$74,055	8,557	11.6%

Adjusted EBIT	$9,787	$9,284	503	5.4%
As a percent of total sales (3)	11.8%	12.5%		(0.7%)
Corporate / Eliminations:
Inter-segment sales	$(35,251)	$(30,121)	5,130	17.0%
Adjusted EBIT (4)	(265)	(298)	(33)	(11.1%)
Consolidated:
Net sales	$626,858	$592,418	34,440	5.8%

Adjusted EBIT	$93,516	$83,857	9,659	11.5%

As a percent of sales	14.9%	14.2%		0.7%

(1)	Increase for the three months ended June 30, 2017 as compared to June 30, 2016 driven by higher Net sales volume.

(2)
Decrease for the three months ended June 30, 2017 as compared to June 30, 2016 driven by lower margins due to higher material costs, offset by higher Net sales volume and lower SG&A costs as a percent of sales.

(3)	Decrease for the three months ended June 30, 2017 as compared to June 30, 2016 driven by lower margins due to unfavorable mix.

(4)
The three months ended June 30, 2017 excludes transaction and integration costs related to the proposed Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements. The three months ended June 30, 2016 excludes the loss related to deconsolidation of the Company's Venezuelan subsidiary as discussed in Note 1 to the consolidated financial statements.

The following table presents Adjusted EBIT by segment for the six months ended June 30, 2017:

	Six Months Ended June 30,		Increase (Decrease) 2017 vs. 2016
	2017	2016	$	%
Americas Welding:
Net sales	$788,471	$747,380	41,091	5.5%
Inter-segment sales	49,834	47,287	2,547	5.4%
Total Sales	$838,305	$794,667	43,638	5.5%

Adjusted EBIT	$143,221	$126,639	16,582	13.1%
As a percent of total sales (1)	17.1%	15.9%		1.2%
International Welding:
Net sales	$270,386	$257,120	13,266	5.2%
Inter-segment sales	9,763	8,267	1,496	18.1%
Total Sales	$280,149	$265,387	14,762	5.6%

Adjusted EBIT	$19,101	$15,903	3,198	20.1%
As a percent of total sales (2)	6.8%	6.0%		0.8%
The Harris Products Group:
Net sales	$148,898	$138,640	10,258	7.4%
Inter-segment sales	4,699	5,127	(428)	(8.3%)
Total Sales	$153,597	$143,767	9,830	6.8%

Adjusted EBIT	$18,247	$16,995	1,252	7.4%
As a percent of total sales (3)	11.9%	11.8%		0.1%
Corporate / Eliminations:
Inter-segment sales	$(64,296)	$(60,681)	3,615	6.0%
Adjusted EBIT (4)	(201)	899	1,100	122.4%
Consolidated:
Net sales	$1,207,755	$1,143,140	64,615	5.7%

Adjusted EBIT	$180,368	$160,436	19,932	12.4%

As a percent of sales	14.9%	14.0%		0.9%

(1)	Increase for the six months ended June 30, 2017 as compared to June 30, 2016 driven by higher Net sales volume.

(2)	Increase for the six months ended June 30, 2017 as compared to June 30, 2016 driven by higher Net sales volumes and lower SG&A costs as a percent of sales.

(3)	Increase for the six months ended June 30, 2017 as compared to June 30, 2016 due to higher Net sales volume in the retail market.

(4)
The six months ended June 30, 2017 excludes transaction and integration costs related to the proposed Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements. The six months ended June 30, 2016 excludes the loss related to deconsolidation of the Company's Venezuelan subsidiary as discussed in Note 1 to the consolidated financial statements.

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
The following table presents a reconciliation of Operating income, Net income and Diluted earnings per share as reported to Adjusted operating income, Adjusted net income and Adjusted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income as reported	$87,642	$48,082	$169,128	$123,374
Special items (pre-tax):
Loss on deconsolidation of Venezuelan subsidiary (1)	—	34,348	—	34,348
Acquisition transaction and integration costs (3)	4,498	—	8,113	—
Adjusted operating income	$92,140	$82,430	$177,241	$157,722

Net income as reported	$61,352	$31,317	$117,196	$84,955
Special items (after-tax):
Loss on deconsolidation of Venezuelan subsidiary (1)	—	33,251	—	33,251
Income tax valuation reversal (2)	—	(7,196)	—	(7,196)
Acquisition transaction and integration costs (3)	3,494	—	6,228	—
Adjusted net income	$64,846	$57,372	$123,424	$111,010

Diluted earnings per share as reported	$0.92	$0.45	$1.76	$1.22
Special items	0.05	0.38	0.09	0.38
Adjusted diluted earnings per share	$0.97	$0.83	$1.85	$1.60
(1) Three and six months ended June 30, 2016 include a loss on the deconsolidation of the Venezuelan subsidiary as discussed in Note 1 to the consolidated financial statements.
(2) Three and six months ended June 30, 2016 include the reversal of an income tax valuation allowance as a result of a legal entity change.
(3) Three and six months ended June 30, 2017 include costs related to the proposed Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2017	2016	$ Change
Cash provided by operating activities (1)	$151,687	$126,879	24,808
Cash used by investing activities (2)	(91,973)	(95,950)	3,977
Capital expenditures	(28,131)	(24,779)	(3,352)
Acquisition of businesses, net of cash acquired	—	(71,567)	71,567
Purchase of marketable securities, net of proceeds	(64,944)	—	(64,944)
Cash used by financing activities (3)	(55,767)	(100,839)	45,072
(Payments on) proceeds from short-term borrowings, net	(192)	159,460	(159,652)
Purchase of shares for treasury	(7,748)	(202,933)	195,185
Cash dividends paid to shareholders	(46,016)	(44,647)	(1,369)
Increase (decrease) in Cash and cash equivalents (4)	16,556	(67,164)
(1) Cash provided by operating activities increased for the six months ended June 30, 2017, compared with the six months ended June 30, 2016. The increase was primarily due to contributions to the U.S. defined benefit plans in the prior year and improved company performance.
(2) Cash used by investing activities decreased for the six months ended June 30, 2017, compared with the six months ended June 30, 2016.  The decrease was predominantly due to cash used in the acquisition of a business in 2016 as discussed in Note 3 to the consolidated financial statements, offset by the purchase of marketable securities in 2017. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2017.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities decreased in the six months ended June 30, 2017, compared with the six months ended June 30, 2016.  The decrease was due to lower purchases of common shares for treasury, partially offset by higher proceeds from short-term borrowings in 2016.
(4) Cash and cash equivalents increased 4.4%, or $16,556, to $395,735 during the six months ended June 30, 2017, from $379,179 as of December 31, 2016.  This increase was predominantly due to cash provided by operating activities offset by the purchase of marketable securities and cash dividends paid to shareholders. The increase in Cash and cash equivalents during the six months ended June 30, 2017 compares to a decrease of 22.1% during the six months ended June 30, 2016. The decrease in 2016 was primarily due to cash used in the acquisition of a business as discussed within Note 3 to the consolidated financial statements and the purchase of common shares for treasury, partially offset by proceeds from short-term borrowings. At June 30, 2017, $308,227 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
The Company's total debt remained consistent as compared to December 31, 2016. Total debt to total invested capital decreased to 45.3% at June 30, 2017 from 49.8% at December 31, 2016.
In July 2017, the Company paid a cash dividend of $0.35 per share, or $23,068, to shareholders of record on July 14, 2017.
Working Capital Ratios

	June 30, 2017	December 31, 2016	June 30, 2016
Average operating working capital to net sales (1)	16.7%	15.6%	17.4%
Days sales in Inventories	93.6	92.1	97.0
Days sales in Accounts receivable	49.6	47.7	48.4
Average days in Trade accounts payable	49.0	48.9	45.1
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
ROIC for the twelve months ended June 30, 2017 and 2016 were as follows:

	Twelve Months Ended June 30,
	2017	2016
Net income	$230,640	$73,181
Rationalization and asset impairment charges, net of tax of $1,437	—	17,281
Loss on deconsolidation of Venezuelan subsidiary, net of tax of $1,097	—	33,251
Income tax valuation reversals	—	(7,196)
Pension settlement charges, net of tax of $55,428	—	87,310
Venezuela currency devaluation	—	27,214
Acquisition transaction and integration costs, net of tax of $1,885 (1)	6,228	—
Adjusted net income	$236,868	$231,041
Plus: Interest expense, net of tax of $8,988 and $9,038 in 2017 and 2016, respectively	14,489	14,568
Less: Interest income, net of tax of $1,244 and $861 in 2017 and 2016, respectively	2,005	1,387
Adjusted net income before tax effected interest	$249,352	$244,222

Invested Capital	June 30, 2017	June 30, 2016
Short-term debt	$1,953	$159,908
Long-term debt, less current portion	704,732	360,931
Total debt	706,685	520,839
Total equity	851,776	792,414
Invested capital	$1,558,461	$1,313,253
Return on invested capital	16.0%	18.6%
(1) Related to proposed Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
Refer to Note 10 to the consolidated financial statements for a discussion of the Company's debt.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully complete the Air Liquide Welding business acquisition; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2016.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of June 30, 2017, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 3,784 plaintiffs, which is a net decrease of 1,336 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 54,518 of those claims were dismissed, 23 were tried to defense verdicts (one of which is on appeal), seven were tried to plaintiff verdicts (one of which was appealed by defendants and has been sent back to the trial court for a new trial), one was resolved by agreement for an immaterial amount and 771 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report and listed below, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2017 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2017	72	(1)	$87.52	—	8,883,792
May 1 - 31, 2017	44,377		89.07	44,377	8,839,415
June 1 - 30, 2017	36,521		92.72	36,521	8,802,894
Total	80,970		90.71	80,898
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 46.2 million shares at a total cost of $1.6 billion for a weighted average cost of $35.66 per share through June 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1
Amended and Restated Credit Agreement, dated as of June 30, 2017, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on July 6, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.2
Amendment No. 1 to the 2015 Stock Plan for Non-Employee Directors (filed as Appendix C to the Lincoln Electric Holdings, Inc. proxy statement dated March 20, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
July 26, 2017