Form 10-Q
period 2017-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2017-10-30
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of September 30, 2017 was 65,755,702.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3. Quantitative and Qualitative Disclosures About Market Risk		32
Item 4. Controls and Procedures		32

PART II. OTHER INFORMATION		33
Item 1. Legal Proceedings		33
Item 1A. Risk Factors		33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		33
Item 4. Mine Safety Disclosures		34
Item 6. Exhibits		34
Signatures		35
EX-10.1	2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) (filed herewith)
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$669,491	$567,646	$1,877,246	$1,710,786
Cost of goods sold	449,975	367,834	1,236,386	1,118,945
Gross profit	219,516	199,812	640,860	591,841
Selling, general & administrative expenses	132,748	117,983	384,964	352,290
Pension settlement charges (Note 11)	5,283	—	5,283	—
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	—	—	34,348
Bargain purchase gain (Note 3)	(51,585)	—	(51,585)	—
Operating income	133,070	81,829	302,198	205,203

Other income (expense):
Interest income	1,327	360	3,349	1,225
Equity earnings in affiliates	766	619	2,001	2,084
Other income	1,401	1,303	3,293	2,552
Interest expense	(5,922)	(3,815)	(18,333)	(11,828)
Total other income (expense)	(2,428)	(1,533)	(9,690)	(5,967)
Income before income taxes	130,642	80,296	292,508	199,236
Income taxes (Note 12)	24,531	20,257	69,218	54,264
Net income including non-controlling interests	106,111	60,039	223,290	144,972
Non-controlling interests in subsidiaries’ loss	(15)	(10)	(32)	(32)
Net income	$106,126	$60,049	$223,322	$145,004

Basic earnings per share (Note 2)	$1.61	$0.90	$3.40	$2.13
Diluted earnings per share (Note 2)	$1.59	$0.89	$3.35	$2.11
Cash dividends declared per share	$0.35	$0.32	$1.05	$0.96

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income including non-controlling interests	$106,111	$60,039	$223,290	$144,972
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $239 and $(95) in the three and nine months ended September 30, 2017; $50 and $54 in the three and nine months ended September 30, 2016	(684)	(175)	563	16
Defined benefit pension plan activity, net of tax of $2,170 and $2,532 in the three and nine months ended September 30, 2017; $778 and $2,821 in the three and nine months ended September 30, 2016	3,958	1,313	5,384	5,548
Currency translation adjustment	18,931	(3,030)	72,820	2,222
Other comprehensive income (loss):	22,205	(1,892)	78,767	7,786
Comprehensive income	128,316	58,147	302,057	152,758
Comprehensive income (loss) attributable to non-controlling interests	16	(16)	47	(73)
Comprehensive income attributable to shareholders	$128,300	$58,163	$302,010	$152,831

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2017	December 31, 2016
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$299,453	$379,179
Accounts receivable (less allowance for doubtful accounts of $16,427 in 2017; $7,768 in 2016)	401,231	273,993
Inventories (Note 6)	389,722	255,406
Marketable securities (Note 14)	179,284	38,922
Other current assets	108,991	96,213
Total Current Assets	1,378,681	1,043,713
Property, plant and equipment (less accumulated depreciation of $772,366 in 2017; $716,665 in 2016)	475,071	372,377
Goodwill	235,899	231,919
Other assets	321,452	295,428
TOTAL ASSETS	$2,411,103	$1,943,437

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 10)	$2,135	$1,889
Trade accounts payable	242,253	176,757
Other current liabilities	295,468	209,461
Total Current Liabilities	539,856	388,107
Long-term debt, less current portion (Note 10)	704,804	703,704
Other liabilities	220,515	139,420
Total Liabilities	1,465,175	1,231,231
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	330,522	309,417
Retained earnings	2,389,771	2,236,071
Accumulated other comprehensive loss	(250,349)	(329,037)
Treasury shares	(1,534,650)	(1,514,832)
Total Shareholders’ Equity	945,152	711,477
Non-controlling interests	776	729
Total Equity (Note 5)	945,928	712,206
TOTAL LIABILITIES AND EQUITY	$2,411,103	$1,943,437

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$223,322	$145,004
Non-controlling interests in subsidiaries’ loss	(32)	(32)
Net income including non-controlling interests	223,290	144,972
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	34,348
Bargain purchase gain (Note 3)	(51,585)	—
Depreciation and amortization	50,457	48,495
Equity earnings in affiliates, net	(216)	(64)
Deferred income taxes	3,129	(12,813)
Stock-based compensation	9,966	7,516
Pension expense and settlement charges (Note 11)	816	12,472
Pension contributions and payments	(2,724)	(22,159)
Other, net	2,394	(1,840)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(24,300)	(11,956)
Increase in inventories	(22,526)	(7,673)
Decrease in other current assets	515	2,481
(Decrease) increase in trade accounts payable	(8,932)	13,922
Increase in other current liabilities	61,332	31,357
Net change in other assets and liabilities	3,738	1,122
NET CASH PROVIDED BY OPERATING ACTIVITIES	245,354	240,180

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,959)	(39,377)
Acquisition of businesses, net of cash acquired (Note 3)	(72,468)	(71,567)
Proceeds from sale of property, plant and equipment	1,994	936
Purchase of marketable securities	(145,553)	—
Proceeds from marketable securities	5,190	—
Other investing activities	—	(283)
NET CASH USED BY INVESTING ACTIVITIES	(249,796)	(110,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	1,892
Payments on short-term borrowings	—	(1,822)
Amounts due banks, net	(602)	183,395
Proceeds from long-term borrowings	34	261
Payments on long-term borrowings	(37)	(467)
Proceeds from exercise of stock options	14,333	10,418
Purchase of shares for treasury (Note 5)	(23,012)	(288,594)
Cash dividends paid to shareholders	(69,083)	(66,180)
Other financing activities	(15,561)	(18,244)
NET CASH USED BY FINANCING ACTIVITIES	(93,928)	(179,341)

Effect of exchange rate changes on Cash and cash equivalents	18,644	2,197
DECREASE IN CASH AND CASH EQUIVALENTS	(79,726)	(47,255)

Cash and cash equivalents at beginning of period	379,179	304,183
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,453	$256,928
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
Effective June 30, 2016, the Company concluded that it no longer met the accounting criteria for control over its Venezuelan subsidiary based on deteriorating conditions in Venezuela; therefore, the Company deconsolidated the financial statements of the Venezuelan subsidiary and began reporting the results under the cost method of accounting. As a result, beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through September 30, 2017.  The Company expects these conditions to continue for the foreseeable future. Additionally, the Company has no remaining financial commitments to the Venezuelan subsidiary and therefore believes the exposure to future losses is not material.
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
ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation award vesting and exercises as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. Net excess tax benefits of $305 and $4,452 for the three and nine months ended September 30, 2017, respectively, were recognized as a reduction of income tax expense. Earnings per share increased by $0.01 and $0.07 per share for the three and nine months ended September 30, 2017, respectively, as a result of this change. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares. This change results in an insignificant increase in diluted weighted average shares outstanding for the three and nine months ended September 30, 2017.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

ASU 2016-09 requires that excess tax benefits from stock-based compensation awards be reported as operating activities in the Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities in the Consolidated Statements of Cash Flows. The Company has elected to apply this change on a retrospective basis. As a result, excess tax benefits of $305 and $4,452 are reported as Net cash provided by operating activities for the three and nine months ended September 30, 2017, respectively, and $1,892 and $3,414 of excess tax benefits were reclassified from Net cash used by financing activities to Net cash provided by operating activities for the three and nine months ended September 30, 2016, respectively.
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
New Accounting Pronouncements to be adopted:
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. An entity can either adopt this amendment retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of initial application. To evaluate the impact of adopting this new guidance on the consolidated financial statements, the Company completed a scoping analysis of revenue streams against the requirements of the standard. In addition, the Company completed a review of customer contracts and is in the process of identifying and implementing changes to processes and controls to meet the standard’s reporting and disclosure requirements, in accordance with the Company's implementation plan. ASU 2014-09 may accelerate the timing of when certain transactions are recognized as revenue upon adoption of the guidance’s control model. The Company intends to adopt ASU 2014-09 as of January 1, 2018, using the modified retrospective transition method applied to those contracts that were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and disclosures.
The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, issued August 2017.
ASU 2017-12 provides updated guidance to more closely align hedge accounting with a company's risk management strategy, to simplify the application of hedge accounting and to better portray the economic results of hedging instruments in the financial statements. The ASU is effective January 1, 2019 and early adoption is permitted. On the date of adoption, the ASU applies to all existing hedging relationships and should be reflected as of the beginning of the respective fiscal year.

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
ASU 2017-07 requires an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The Company estimates the adoption of the ASU in 2018 will reduce Operating income by $9 million for the twelve months ended December 31, 2017. Income before income taxes and Net income will not be affected by the adoption of the ASU.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$106,126	$60,049	$223,322	$145,004
Denominator (shares in 000's):
Basic weighted average shares outstanding	65,806	66,477	65,769	68,081
Effect of dilutive securities - Stock options and awards	896	705	910	703
Diluted weighted average shares outstanding	66,702	67,182	66,679	68,784
Basic earnings per share	$1.61	$0.90	$3.40	$2.13
Diluted earnings per share	$1.59	$0.89	$3.35	$2.11
For the three months ended September 30, 2017 and 2016, common shares subject to equity-based awards of 182,615 and 803,741, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2017 and 2016, common shares subject to equity-based awards of 149,888 and 807,763, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 — ACQUISITIONS
Upon acquisition of a business, the Company uses the income, market, or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.
Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values properties using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method, a form of the income approach supported by observable market data for peer companies. Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.
2017 Acquisitions
On July 31, 2017, the Company completed its acquisition of Air Liquide Welding, a subsidiary of Air Liquide. The agreed upon purchase price was $135,123, which was adjusted for certain debt like obligations, for a net purchase price of $72,468, net of cash acquired. The primary debt like obligation was a pension liability. The acquisition was accounted for as a business combination. The funding of the cash portion of the purchase price and acquisition costs was provided for with available cash.
The complementary business will enhance the Company’s global specialty consumables portfolio and extend its channel reach for equipment systems and cutting, soldering and brazing solutions in Europe. The acquisition will also offer European customers more comprehensive welding solutions, greater technical application expertise and improved service levels.
The preliminary fair value of the net assets acquired exceeded the purchase consideration by $51,585, resulting in a bargain purchase gain at acquisition, which is included in Bargain purchase gain in the Company’s Consolidated Statements of Operations. The Company believes that the bargain purchase gain was primarily the result of the divestiture by Air Liquide of the welding business, which was outside Air Liquide’s core business, as part of an overall repositioning of its core business. The Company anticipates future integration initiatives are necessary in order to achieve commercial and operational synergies. The Company is in the process of reassessing the recognition and measurement of identifiable assets and liabilities acquired, including further redefining the values of certain identifiable assets and liabilities, deferred income taxes and contractual arrangements. As the Company finalizes the fair value of assets acquired, liabilities assumed and purchase price, additional purchase price adjustments may be recorded during the measurement period. This may also result in a corresponding change in the amount of the bargain purchase gain recorded in the Company’s Consolidated Statements of Operations.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table summarizes the preliminary purchase price allocation for the Air Liquide Welding acquisition:

Assets acquired and liabilities assumed	As of July 31, 2017
Accounts receivable	$89,710
Inventory (1)	98,529
Property, plant and equipment (2)	79,619
Intangible assets (3)	11,715
Accounts payable	(66,959)
Pension liability	(67,563)
Bargain purchase gain	(51,585)
Net other assets and liabilities (4)	(20,998)
Total purchase price, net of cash acquired	$72,468

(1)	A portion of inventories acquired were sold in the third quarter of 2017 resulting in a $2,314 increase in cost of sales for the amortization of step up in the value of acquired inventories.

(2)
Property, plant and equipment acquired includes a number of manufacturing and distribution sites, including the related facilities, land and leased sites, and machinery and equipment for use in manufacturing operations.

(3)
$7,099 of the intangible asset balance was assigned to a trade name expected to have an indefinite life. Of the remaining amount, $1,183 was assigned to a finite-lived trade name (10 year weighted average useful life) and $3,433 was assigned to other intangible assets (9 year weighted average life).

(4)	Consists primarily of other accrued liabilities.
In 2017, the Company recognized $11,386 in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Such costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Operations.
In 2016, the Air Liquide Welding businesses generated sales of approximately $400 million. Beginning August 1, 2017, the Company's Consolidated Statements of Operations include the results of the Air Liquide Welding businesses, including sales revenue of $63 million through September 30, 2017. The impact on net income in the third quarter of 2017 from Air Liquide Welding businesses was immaterial. Pro forma information related to this acquisition has not been presented because the impact on the Company’s Consolidated Statements of Operations is not material.
2016 Acquisitions
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding (1)	International Welding (1)	The Harris Products Group	Corporate / Eliminations (1)	Consolidated
Three Months Ended September 30, 2017
Net sales	$398,289	$197,617	$73,585	$—	$669,491
Inter-segment sales	25,546	5,451	2,064	(33,061)	—
Total	$423,835	$203,068	$75,649	$(33,061)	$669,491

Adjusted EBIT	$74,096	$10,612	$9,244	$570	$94,522
Special items charge (gain)	5,283	2,314	—	(48,312)	(40,715)
EBIT	$68,813	$8,298	$9,244	$48,882	$135,237
Interest income					1,327
Interest expense					(5,922)
Income before income taxes					$130,642
Three Months Ended September 30, 2016
Net sales	$377,520	$119,564	$70,562	$—	$567,646
Inter-segment sales	22,386	3,688	1,856	(27,930)	—
Total	$399,906	$123,252	$72,418	$(27,930)	$567,646

Adjusted EBIT	$68,285	$5,796	$8,757	$913	$83,751
Special items charge (gain)	—	—	—	—	—
EBIT	$68,285	$5,796	$8,757	$913	$83,751
Interest income					360
Interest expense					(3,815)
Income before income taxes					$80,296
Nine Months Ended September 30, 2017
Net sales	$1,186,760	$468,003	$222,483	$—	$1,877,246
Inter-segment sales	75,380	15,214	6,763	(97,357)	—
Total	$1,262,140	$483,217	$229,246	$(97,357)	$1,877,246

Adjusted EBIT	$217,317	$29,713	$27,491	$369	$274,890
Special items charge (gain)	5,283	2,314	—	(40,199)	(32,602)
EBIT	$212,034	$27,399	$27,491	$40,568	$307,492
Interest income					3,349
Interest expense					(18,333)
Income before income taxes					$292,508
Nine Months Ended September 30, 2016
Net sales	$1,124,900	$376,684	$209,202	$—	$1,710,786
Inter-segment sales	69,673	11,955	6,983	(88,611)	—
Total	$1,194,573	$388,639	$216,185	$(88,611)	$1,710,786

Adjusted EBIT	$194,924	$21,699	$25,752	$1,812	$244,187
Special items charge (gain)	—	—	—	34,348	34,348
EBIT	$194,924	$21,699	$25,752	$(32,536)	$209,839
Interest income					1,225
Interest expense					(11,828)
Income before income taxes					$199,236

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

(1) In the three and nine months ended September 30, 2017, special items reflect pension settlement charges in Americas Welding, amortization of step up in value of acquired inventories in International Welding and transaction and integration costs offset by a bargain purchase gain in Corporate / Eliminations related to the Air Liquide Welding acquisition as discussed in Note 3. In the nine months ended September 30, 2016, special items in Corporate / Eliminations reflect a loss on the deconsolidation of the Venezuelan subsidiary.
NOTE 5 — EQUITY
Changes in equity for the nine months ended September 30, 2017 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$711,477	$729	$712,206
Comprehensive income (loss):
Net income	223,322	(32)	223,290
Other comprehensive income (loss)	78,688	79	78,767
Total comprehensive income (loss)	302,010	47	302,057

Cash dividends declared - $1.05 per share	(69,622)	—	(69,622)
Issuance of shares under benefit plans	24,299	—	24,299
Purchase of shares for treasury	(23,012)	—	(23,012)
Balance at September 30, 2017	$945,152	$776	$945,928
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. As of September 30, 2017, there remained 8.6 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2017	$1,834		$(94,513)		$(179,844)		$(272,523)
Other comprehensive income (loss) before reclassification	(1,814)		—		18,900	[3]	17,086
Amounts reclassified from AOCI	1,130	[1]	3,958	[2]	—		5,088
Net current-period other comprehensive income (loss)	(684)		3,958		18,900		22,174
Balance at September 30, 2017	$1,150		$(90,555)		$(160,944)		$(250,349)

	Three Months Ended September 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2016	$739		$(95,541)		$(191,752)		$(286,554)
Other comprehensive income (loss) before reclassification	170		—		(3,024)	[3]	(2,854)
Amounts reclassified from AOCI	(345)	[1]	1,313	[2]	—		968
Net current-period other comprehensive income (loss)	(175)		1,313		(3,024)		(1,886)
Balance at September 30, 2016	$564		$(94,228)		$(194,776)		$(288,440)

(1)
During the 2017 period, this AOCI reclassification is a component of Net sales of $968 (net of tax of $398) and Cost of goods sold of $162 (net of tax of $25); during the 2016 period, the reclassification is a component of Net sales of $(174) (net of tax of $(71)) and Cost of goods sold of $(171) (net of tax of $(46)). See Note 13 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $2,170 and $778 during the three months ended September 30, 2017 and 2016, respectively). See Note 11 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $31 and $(6) attributable to Non-controlling interests in the three months ended September 30, 2017 and 2016, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes, for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	(1,547)		—		72,741	[3]	71,194
Amounts reclassified from AOCI	2,110	[1]	5,384	[2]	—		7,494
Net current-period other comprehensive income (loss)	563		5,384		72,741		78,688
Balance at September 30, 2017	$1,150		$(90,555)		$(160,944)		$(250,349)

	Nine Months Ended September 30, 2016
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	1,530		(15)		(580)	[3]	935
Amounts reclassified from AOCI	(1,514)	[1]	5,563	[2]	2,843	[4]	6,892
Net current-period other comprehensive income (loss)	16		5,548		2,263		7,827
Balance at September 30, 2016	$564		$(94,228)		$(194,776)		$(288,440)

(1)
During the 2017 period, the AOCI reclassification is a component of Net sales of $1,580 (net of tax of $602) and Cost of goods sold of $530 (net of tax of $214); during the 2016 period, the AOCI reclassification is a component of Net sales of $(1,113) (net of tax of $(418)) and Cost of goods sold of $(401) (net of tax of $(41)). See Note 13 to the consolidated financial statements for additional details.

(2)
The AOCI component is included in the computation of net periodic pension costs (net of tax of $2,532 and $2,821 during the nine months ended September 30, 2017 and 2016, respectively). See Note 11 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $79 and $(41) attributable to Non-controlling interests in the nine months ended September 30, 2017 and 2016, respectively.

(4)
The reclassification from AOCI reflects foreign currency translation losses recognized due to the Company's deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 6 — INVENTORY
Inventories in the Consolidated Balance Sheet is comprised of the following components:

	September 30, 2017	December 31, 2016
Raw materials	$104,713	$76,811
Work-in-process	62,901	40,556
Finished goods	222,108	138,039
Total	$389,722	$255,406
The valuation of last-in, first-out ("LIFO") method inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end costs and inventory levels may differ from interim LIFO inventory valuations.  The excess of current cost over LIFO cost was $67,185 at September 30, 2017 and $61,329 at December 31, 2016. The increase in total Inventories was primarily the result of the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

NOTE 7 — ACCRUED EMPLOYEE BONUS
Other current liabilities at September 30, 2017 and 2016 include accruals for year-end bonuses and related payroll taxes of $74,816 and $69,433, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of year	$21,053	$19,469
Accruals for warranties	8,118	9,222
Settlements	(8,672)	(8,529)
Foreign currency translation and other adjustments (1)	2,368	111
Balance at September 30	$22,867	$20,273
(1)  At September 30, 2017, Foreign currency translation and other adjustments includes $2,114 in an acquired liability related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

NOTE 10 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2017, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes, as shown in the table below, have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of September 30, 2017, the Company was in compliance with all of its debt covenants relating to the 2015 Notes.
The maturity and interest rates of the 2015 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
On October 20, 2016, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes, as shown in the table below, have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of September 30, 2017, the Company was in compliance with all of its debt covenants relating to the 2016 Notes.

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

NOTE 11 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$925	$4,116	$2,394	$12,985
Interest cost	5,769	5,906	16,843	17,935
Expected return on plan assets	(9,469)	(8,850)	(26,710)	(26,608)
Amortization of prior service cost	4	(98)	12	(296)
Amortization of net loss (1)	983	2,142	2,994	8,456
Settlement charges (2)	5,283	—	5,283	—
Defined benefit plans	3,495	3,216	816	12,472
Multi-employer plans	217	192	634	587
Defined contribution plans	6,179	2,244	18,748	6,405
Total pension cost (3)	$9,891	$5,652	$20,198	$19,464

(1) The amortization of net loss during the nine months ended September 30, 2016 includes a $959 charge resulting from the deconsolidation of the Venezuelan subsidiary.

(2)	Pension settlement charges resulting from lump sum pension payments in the three and nine months ended September 30, 2017.
(3) The increase for the three and nine months ended September 30, 2017 as compared to the prior year periods reflect pension settlement charges and higher defined contribution plan expense related to the Company's amended U.S. defined contribution plan that was effective January 1, 2017, partially offset by lower service cost and lower amortization of net losses related to the defined benefit plan freeze effective December 31, 2016.

NOTE 12 — INCOME TAXES
The Company recognized $69,218 of tax expense on pretax income of $292,508, resulting in an effective income tax rate of 23.7% for the nine months ended September 30, 2017.  The effective income tax rate was 27.2% for the nine months ended September 30, 2016. The 2017 effective tax rate was lower than the Company's statutory rate primarily due to the nontaxable bargain purchase gain recorded during the current period in connection with the acquisition of Air Liquide Welding, excess tax benefits resulting from exercising of stock-based compensation awards and income earned in lower tax rate jurisdictions. The 2016 effective tax rate was lower than the Company's statutory rate primarily due to the utilization of U.S. tax credits, income earned in lower tax rate jurisdictions, the reversal of an income tax valuation allowance as a result of a legal entity change and an income tax benefit related to a worthless stock deduction of a foreign subsidiary.
As of September 30, 2017, the Company had $16,006 of unrecognized tax benefits.  If recognized, approximately $11,876 would be reflected as a component of income tax expense.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $1,379 in previously unrecognized tax benefits by the end of the third quarter 2018.

NOTE 13 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the nine months ended September 30, 2017 and 2016.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2017.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $43,998 at September 30, 2017 and $36,385 at December 31, 2016.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At September 30, 2017, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $100,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.6% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at September 30, 2017 and December 31, 2016.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $381,921 at September 30, 2017 and $261,168 at December 31, 2016.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2017			December 31, 2016
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$598	$323	$—	$439	$923	$—
Interest rate swap agreements	—	—	4,476	—	—	5,439
Not designated as hedging instruments:
Foreign exchange contracts	702	2,573	—	746	1,529	—
Total derivatives	$1,300	$2,896	$4,476	$1,185	$2,452	$5,439

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2017	2016	2017	2016
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$1,788	$(2,952)	$23,031	$(9,862)
Commodity contracts	Cost of goods sold	—	—	—	(742)
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Operations consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2017	December 31, 2016
Foreign exchange contracts	$51	$(512)
Net investment contracts	1,099	1,099
The Company expects a gain of $51 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) reclassified from AOCI to:	2017	2016	2017	2016
Foreign exchange contracts	Sales	$968	$(174)	$1,580	$(1,113)
	Cost of goods sold	162	(171)	530	(401)

NOTE 14 - FAIR VALUE
The following table provides a summary of assets and liabilities as of September 30, 2017, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,300	$—	$1,300	$—
Marketable securities	179,284	—	179,284	—
Total assets	$180,584	$—	$180,584	$—

Liabilities:
Foreign exchange contracts	$2,896	$—	$2,896	$—
Interest rate swap agreements	4,476	—	4,476	—
Contingent considerations	7,067	—	—	7,067
Deferred compensation	28,227	—	28,227	—
Total liabilities	$42,666	$—	$35,599	$7,067

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2016, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,185	$—	$1,185	$—
Marketable securities	38,922	—	38,922	—
Total assets	$40,107	$—	$40,107	$—

Liabilities:
Foreign exchange contracts	$2,452	$—	$2,452	$—
Interest rate swap agreements	5,439	—	5,439	—
Contingent considerations	8,154	—	—	8,154
Forward contract	15,272	—	—	15,272
Deferred compensation	25,244	—	25,244	—
Total liabilities	$56,561	$—	$33,135	$23,426
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  During the nine months ended September 30, 2017, there were no transfers between Levels 1, 2 or 3.
The Company measures the fair value of marketable securities using Level 2 inputs based on quoted market prices for similar assets in active markets.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $7,067 as of September 30, 2017. Under the contingent consideration agreements, the amounts to be paid are based upon actual financial results of the acquired entity for specified future periods.  The fair value of the contingent considerations are a Level 3 valuation and fair valued using either a probability weighted discounted cash flow analysis or an option pricing model.
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
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2017 and December 31, 2016.  The fair value of long-term debt at September 30, 2017 and December 31, 2016, including the current portion, was approximately $676,997 and $669,209, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $704,913 and $703,835, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended September 30,
	2017		2016		Increase (Decrease) 2017 vs 2016
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$669,491		$567,646		101,845	17.9%
Cost of goods sold	449,975		367,834		82,141	22.3%
Gross profit	219,516	32.8%	199,812	35.2%	19,704	9.9%
Selling, general & administrative expenses	132,748	19.8%	117,983	20.8%	14,765	12.5%
Pension settlement charges	5,283		—		5,283	100.0%
Bargain purchase gain	(51,585)		—		51,585	100.0%
Operating income	133,070	19.9%	81,829	14.4%	51,241	62.6%
Interest income	1,327		360		967	268.6%
Equity earnings in affiliates	766		619		147	23.7%
Other income	1,401		1,303		98	7.5%
Interest expense	(5,922)		(3,815)		2,107	55.2%
Income before income taxes	130,642	19.5%	80,296	14.1%	50,346	62.7%
Income taxes	24,531		20,257		4,274	21.1%
Effective tax rate	18.8%		25.2%
Net income including non-controlling interests	106,111		60,039		46,072	76.7%
Non-controlling interests in subsidiaries’ loss	(15)		(10)		5	50.0%
Net income	$106,126	15.9%	$60,049	10.6%	46,077	76.7%
Diluted earnings per share	$1.59		$0.89

	Nine Months Ended September 30,
	2017		2016		Increase (Decrease) 2017 vs 2016
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,877,246		$1,710,786		166,460	9.7%
Cost of goods sold	1,236,386		1,118,945		117,441	10.5%
Gross profit	640,860	34.1%	591,841	34.6%	49,019	8.3%
Selling, general & administrative expenses	384,964	20.5%	352,290	20.6%	32,674	9.3%
Pension settlement charges	5,283		—		5,283	100.0%
Loss on deconsolidation of Venezuelan subsidiary	—		34,348		(34,348)	(100.0%)
Bargain purchase gain	(51,585)		—		51,585	100.0%
Operating income	302,198	16.1%	205,203	12.0%	96,995	47.3%
Interest income	3,349		1,225		2,124	173.4%
Equity earnings in affiliates	2,001		2,084		(83)	(4.0%)
Other income	3,293		2,552		741	29.0%
Interest expense	(18,333)		(11,828)		6,505	55.0%
Income before income taxes	292,508	15.6%	199,236	11.6%	93,272	46.8%
Income taxes	69,218		54,264		14,954	27.6%
Effective tax rate	23.7%		27.2%
Net income including non-controlling interests	223,290		144,972		78,318	54.0%
Non-controlling interests in subsidiaries’ loss	(32)		(32)		—	—
Net income	$223,322	11.9%	$145,004	8.5%	78,318	54.0%
Diluted earnings per share	$3.35		$2.11

Net Sales:
The following tables summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and nine months ended September 30, 2017 on a consolidated basis:

Three Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2016	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2017
Lincoln Electric Holdings, Inc.	$567,646	$21,439	$62,660	$10,039	$7,707	$669,491

% Change
Lincoln Electric Holdings, Inc.		3.8%	11.0%	1.8%	1.4%	17.9%

Nine Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2016	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2017
Lincoln Electric Holdings, Inc.	$1,710,786	$56,622	$67,352	$37,099	$5,387	$1,877,246
Lincoln Electric Holdings, Inc. (excluding Venezuela)	1,699,973	67,435	67,352	37,099	5,387	1,877,246

% Change
Lincoln Electric Holdings, Inc.		3.3%	3.9%	2.2%	0.3%	9.7%
Lincoln Electric Holdings, Inc. (excluding Venezuela)		4.0%	4.0%	2.2%	0.3%	10.4%
Net sales increased in the three and nine months ended September 30, 2017 primarily as a result of acquisitions, improved volume due to higher demand and increased product pricing. Net sales for the nine months ended September 30, 2016 include $10,813 in sales from the Company's Venezuelan operations. The increase in net sales from acquisitions in the three and nine months ended September 30, 2017 was driven by acquired companies within Americas Welding and International Welding.
Gross Profit:
Gross profit for the three and nine months ended September 30, 2017 decreased, as a percent of sales, compared to the prior year due to rising input costs. The three and nine months ended September 30, 2017 includes a last-in, first-out ("LIFO") charge of $2,196 and $5,855, respectively, as compared with a LIFO charge of $452 and $2,474, respectively, in the three and nine months ended September 30, 2016.
Selling, General & Administrative ("SG&A") Expenses:
SG&A expenses increased for the three and nine months ended September 30, 2017 as compared to September 30, 2016 due to SG&A from acquisitions, higher compensation costs, as well as acquisition transaction and integration costs, partially offset by lower legal professional fees.
Pension Settlement Charges
In the three and nine months ended September 30, 2017, the Company recorded pension settlement charges of $5,283, $3,260 after-tax, related to lump sum pension payments.
Loss on Deconsolidation of Venezuelan Subsidiary:
In the nine months ended September 30, 2016, the Company recorded a loss of $34,348, $33,251 after-tax, related to the deconsolidation of its Venezuelan subsidiary. See Note 1 to the consolidated financial statements for additional information.
Bargain Purchase Gain:
In the three and nine months ended September 30, 2017, the Company recorded a bargain purchase gain of $51,585 related to the Air Liquide Welding acquisition. See Note 3 to the consolidated financial statements for additional information.
Equity Earnings in Affiliates:
Equity earnings in affiliates has remained relatively flat in the comparable periods.

Interest Expense:
The increase in interest expense for both the three and nine months ended September 30, 2017 as compared to September 30, 2016 was due to interest accrued on higher borrowings in 2017.
Income Taxes:
The effective income tax rate is lower for the three months ended September 30, 2017 as compared to September 30, 2016 primarily due to the nontaxable bargain purchase gain recorded during the current period in connection with the acquisition of Air Liquide Welding partially offset by the income tax benefit related to a worthless stock deduction of a foreign subsidiary recorded during the prior year.
The effective income tax rate is lower for the nine months ended September 30, 2017 as compared to September 30, 2016 primarily due to the nontaxable bargain purchase gain in connection with the acquisition of Air Liquide Welding and the change in the reporting of excess tax benefits resulting from the exercise of stock based compensation awards recorded in the current year. In 2016, the effective income tax rate was also higher due to the impact of the deconsolidation of the Company’s Venezuelan subsidiary, partially offset by the reversal of a valuation allowance as a result of a legal entity change and an income tax benefit related to a worthless stock deduction of a foreign subsidiary recorded during the prior year.
Net Income:
Net income for three and nine months ended September 30, 2017 increased as compared to the prior year period primarily due to higher volumes and the bargain purchase gain related to the Air Liquide Welding acquisition, offset by rising input costs, higher SG&A costs, pension settlement charges and higher interest expense. Net income for the nine months ended September 30, 2016 includes a loss related to the deconsolidation of the Company's Venezuelan subsidiary partially offset by the reversal of an income tax valuation allowance as a result of a legal entity change.

Segment Results
Net Sales:  The tables below summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and nine months ended September 30, 2017:

Three Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2016	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2017
Operating Segments
Americas Welding	$377,520	$8,401	$1,140	$9,197	$2,031	$398,289
International Welding	119,564	7,988	61,520	3,446	5,099	197,617
The Harris Products Group	70,562	5,050	—	(2,604)	577	73,585

% Change
Americas Welding		2.2%	0.3%	2.4%	0.5%	5.5%
International Welding		6.7%	51.5%	2.9%	4.3%	65.3%
The Harris Products Group		7.2%	—	(3.7%)	0.8%	4.3%
(1) Increase for Americas Welding due to higher consumable volumes. Increase for International Welding due to improving demand in a broad range of end markets. Increase for The Harris Products Group due to higher consumable volumes.
(2) Increase due to the acquisition of Air Liquide Welding within Americas Welding and International Welding (refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions).
(3) Increase for Americas Welding and International Welding segments due to increased product pricing as a result of higher input costs. Decrease for The Harris Products Group due to declines in the cost of silver compared to the prior year period.

Nine Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2016	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2017
Operating Segments
Americas Welding	$1,124,900	$29,928	$5,832	$25,225	$875	$1,186,760
International Welding	376,684	15,712	61,520	11,068	3,019	468,003
The Harris Products Group	209,202	10,982	—	806	1,493	222,483

% Change
Americas Welding		2.7%	0.5%	2.2%	0.1%	5.5%
International Welding		4.2%	16.3%	2.9%	0.8%	24.2%
The Harris Products Group		5.2%	—	0.4%	0.7%	6.3%
(1) Increase in all segments due to improving demand in a broad range of end markets.
(2) Increase due to the acquisitions of Vizient Manufacturing Solutions and Air Liquide Welding within Americas Welding and Air Liquide Welding within International Welding (refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions).
(3) Increase for Americas Welding and International Welding segments due to increased product pricing as a result of higher input costs.

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
The following table presents Adjusted EBIT by segment for the three months ended September 30, 2017:

	Three Months Ended September 30,		Increase (Decrease) 2017 vs. 2016
	2017	2016	$	%
Americas Welding:
Net sales	$398,289	$377,520	20,769	5.5%
Inter-segment sales	25,546	22,386	3,160	14.1%
Total Sales	$423,835	$399,906	23,929	6.0%

Adjusted EBIT (3)	$74,096	$68,285	5,811	8.5%
As a percent of total sales (1)	17.5%	17.1%		0.4%
International Welding:
Net sales	$197,617	$119,564	78,053	65.3%
Inter-segment sales	5,451	3,688	1,763	47.8%
Total Sales	$203,068	$123,252	79,816	64.8%

Adjusted EBIT (4)	$10,612	$5,796	4,816	83.1%
As a percent of total sales (2)	5.2%	4.7%		0.5%
The Harris Products Group:
Net sales	$73,585	$70,562	3,023	4.3%
Inter-segment sales	2,064	1,856	208	11.2%
Total Sales	$75,649	$72,418	3,231	4.5%

Adjusted EBIT	$9,244	$8,757	487	5.6%
As a percent of total sales	12.2%	12.1%		0.1%
Corporate / Eliminations:
Inter-segment sales	$(33,061)	$(27,930)	5,131	18.4%
Adjusted EBIT (5)	570	913	(343)	(37.6%)
Consolidated:
Net sales	$669,491	$567,646	101,845	17.9%

Adjusted EBIT	$94,522	$83,751	10,771	12.9%

As a percent of sales	14.1%	14.8%		(0.7%)

(1)	Increase for the three months ended September 30, 2017 as compared to September 30, 2016 driven by higher Net sales volumes, partially offset by rising input costs.

(2)	Increase for the three months ended September 30, 2017 as compared to September 30, 2016 driven by higher Net sales volumes.

(3)	The three months ended September 30, 2017 excludes pension settlement charges related to lump sum pension payments as discussed in Note 11 to the consolidated financial statements.

(4)
The three months ended September 30, 2017 excludes amortization of step up in value of acquired inventories related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

(5)
The three months ended September 30, 2017 excludes a bargain purchase gain and acquisition transaction and integration costs related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

The following table presents Adjusted EBIT by segment for the nine months ended September 30, 2017:

	Nine Months Ended September 30,		Increase (Decrease) 2017 vs. 2016
	2017	2016	$	%
Americas Welding:
Net sales	$1,186,760	$1,124,900	61,860	5.5%
Inter-segment sales	75,380	69,673	5,707	8.2%
Total Sales	$1,262,140	$1,194,573	67,567	5.7%

Adjusted EBIT (3)	$217,317	$194,924	22,393	11.5%
As a percent of total sales (1)	17.2%	16.3%		0.9%
International Welding:
Net sales	$468,003	$376,684	91,319	24.2%
Inter-segment sales	15,214	11,955	3,259	27.3%
Total Sales	$483,217	$388,639	94,578	24.3%

Adjusted EBIT (4)	$29,713	$21,699	8,014	36.9%
As a percent of total sales (2)	6.1%	5.6%		0.5%
The Harris Products Group:
Net sales	$222,483	$209,202	13,281	6.3%
Inter-segment sales	6,763	6,983	(220)	(3.2%)
Total Sales	$229,246	$216,185	13,061	6.0%

Adjusted EBIT	$27,491	$25,752	1,739	6.8%
As a percent of total sales	12.0%	11.9%		0.1%
Corporate / Eliminations:
Inter-segment sales	$(97,357)	$(88,611)	8,746	9.9%
Adjusted EBIT (5)	369	1,812	(1,443)	(79.6%)
Consolidated:
Net sales	$1,877,246	$1,710,786	166,460	9.7%

Adjusted EBIT	$274,890	$244,187	30,703	12.6%

As a percent of sales	14.6%	14.3%		0.3%

(1)	Increase for the nine months ended September 30, 2017 as compared to September 30, 2016 driven by higher Net sales volumes, partially offset by rising input costs.

(2)
Increase for the nine months ended September 30, 2017 as compared to September 30, 2016 driven by higher Net sales volumes, partially offset by higher SG&A costs as a percent of sales related to acquisitions.

(3)	The nine months ended September 30, 2017 excludes pension settlement charges related to lump sum pension payments as discussed in Note 11 to the consolidated financial statements.

(4)
The nine months ended September 30, 2017 excludes amortization of step up in value of acquired inventories related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

(5)
The nine months ended September 30, 2017 excludes a bargain purchase gain and acquisition transaction and integration costs related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements. The nine months ended September 30, 2016 excludes the loss related to deconsolidation of the Company's Venezuelan subsidiary as discussed in Note 1 to the consolidated financial statements.

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
The following table presents a reconciliation of Operating income, Net income and Diluted earnings per share as reported to Adjusted operating income, Adjusted net income and Adjusted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income as reported	$133,070	$81,829	$302,198	$205,203
Special items (pre-tax):
Pension settlement charges (1)	5,283	—	5,283	—
Loss on deconsolidation of Venezuelan subsidiary (2)	—	—	—	34,348
Acquisition transaction and integration costs (4)	3,273	—	11,386	—
Amortization of step up in value of acquired inventories (4)	2,314	—	2,314	—
Bargain purchase gain (4)	(51,585)	—	(51,585)	—
Adjusted operating income	$92,355	$81,829	$269,596	$239,551

Net income as reported	$106,126	$60,049	$223,322	$145,004
Special items (after-tax):
Pension settlement charges (1)	3,260	—	3,260	—
Loss on deconsolidation of Venezuelan subsidiary (2)	—	—	—	33,251
Income tax valuation reversal (3)	—	—	—	(7,196)
Acquisition transaction and integration costs (4)	2,229	—	8,457	—
Amortization of step up in value of acquired inventories (4)	1,745	—	1,745	—
Bargain purchase gain (4)	(51,585)	—	(51,585)	—
Adjusted net income	$61,775	$60,049	$185,199	$171,059

Diluted earnings per share as reported	$1.59	$0.89	$3.35	$2.11
Special items	(0.66)	—	(0.57)	0.38
Adjusted diluted earnings per share	$0.93	$0.89	$2.78	$2.49
(1) Three and nine months ended September 30, 2017 includes pension settlement charges related to lump sum pension payments.
(2) Nine months ended September 30, 2016 includes a loss on the deconsolidation of the Venezuelan subsidiary as discussed in Note 1 to the consolidated financial statements.
(3) Nine months ended September 30, 2016 includes the reversal of an income tax valuation allowance as a result of a legal entity change.
(4) Three and nine months ended September 30, 2017 include costs and a bargain purchase gain related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2017	2016	$ Change
Cash provided by operating activities (1)	$245,354	$240,180	5,174
Cash used by investing activities (2)	(249,796)	(110,291)	(139,505)
Capital expenditures	(38,959)	(39,377)	418
Acquisition of businesses, net of cash acquired	(72,468)	(71,567)	(901)
Purchase of marketable securities, net of proceeds	(140,363)	—	(140,363)
Cash used by financing activities (3)	(93,928)	(179,341)	85,413
(Payments on) proceeds from short-term borrowings, net	(602)	183,465	(184,067)
Purchase of shares for treasury	(23,012)	(288,594)	265,582
Cash dividends paid to shareholders	(69,083)	(66,180)	(2,903)
Decrease in Cash and cash equivalents (4)	(79,726)	(47,255)
(1) Cash provided by operating activities increased for the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016 primarily due to improved company performance.
(2) Cash used by investing activities increased for the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016 predominantly due to the purchase of marketable securities in 2017. The Company currently anticipates capital expenditures of $55,000 in 2017.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities decreased in the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016.  The decrease was due to lower purchases of common shares for treasury, partially offset by higher proceeds from short-term borrowings in 2016.
(4) Cash and cash equivalents decreased 21.0%, or $79,726, to $299,453 during the nine months ended September 30, 2017, from $379,179 as of December 31, 2016.  This decrease was predominantly due to cash provided by operating activities offset by the purchase of marketable securities, cash paid for acquisition of businesses, net of cash acquired and cash dividends paid to shareholders. The decrease in Cash and cash equivalents during the nine months ended September 30, 2017 compares to a decrease of 15.5% during the nine months ended September 30, 2016. The decrease in 2016 was primarily due to cash paid for the acquisition of a business and the purchase of common shares for treasury, partially offset by proceeds from short-term borrowings. At September 30, 2017, $254,291 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes and foreign withholding taxes if repatriated to the U.S.
The Company's total debt remained consistent as compared to December 31, 2016. Total debt to total invested capital decreased to 42.8% at September 30, 2017 from 49.8% at December 31, 2016.
In October 2017, the Company paid a cash dividend of $0.35 per share, or $23,014, to shareholders of record as of September 29, 2017.

Working Capital Ratios

	September 30, 2017	December 31, 2016	September 30, 2016
Average operating working capital to net sales (1)	20.5%	15.6%	17.7%
Days sales in Inventories	108.8	92.1	100.3
Days sales in Accounts receivable	58.6	47.7	48.2
Average days in Trade accounts payable	54.8	48.9	45.3
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
ROIC for the twelve months ended September 30, 2017 and 2016 were as follows:

	Twelve Months Ended September 30,
	2017	2016
Net income	$276,717	$193,696
Rationalization and asset impairment charges, net of tax of ($16)	—	450
Pension settlement charges, net of tax of $2,023 and $2,438 in 2017 and 2016, respectively	3,260	3,969
Loss on deconsolidation of Venezuelan subsidiary, net of tax of $1,097	—	33,251
Income tax valuation reversals	—	(7,196)
Venezuela currency devaluation	—	708
Acquisition transaction and integration costs, net of tax of $2,929	8,457	—
Amortization of step up in value of acquired inventories, net of tax of $569	1,745	—
Bargain purchase gain	(51,585)	—
Adjusted net income	$238,594	$224,878
Plus: Interest expense, net of tax of $9,795 and $6,816 in 2017 and 2016, respectively	15,789	13,342
Less: Interest income, net of tax of $1,614 and $596 in 2017 and 2016, respectively	2,602	1,182
Adjusted net income before tax effected interest	$251,781	$237,038

Invested Capital	September 30, 2017	September 30, 2016
Short-term debt	$2,135	$183,827
Long-term debt, less current portion	704,804	359,831
Total debt	706,939	543,658
Total equity	945,928	752,917
Invested capital	$1,652,867	$1,296,575
Return on invested capital	15.2%	18.3%

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Accounting Standard Update ("ASU") 2017-07 requires a change in the income statement line item classification of the components of net periodic pension costs. The Company estimates the adoption of ASU 2017-07 in 2018 will reduce Operating income by $9 million for the twelve months ended December 31, 2017. Income before income taxes and Net income will not be affected by the adoption of ASU 2017-07.

Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
Refer to Note 10 to the consolidated financial statements for a discussion of the Company's debt.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate the Air Liquide Welding business acquisition; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2016.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, the Company acquired Air Liquide Welding. The acquired business operated under its own set of systems and internal controls and the Company is currently maintaining those systems and much of that control environment until it is able to incorporate their processes into the Company's own systems and control environment. The Company expects to complete the incorporation of the acquired business' operations into the Company's systems and control environment in fiscal year 2018.
Except for changes in connection with the Company's acquisition of the Air Liquide Welding business noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of September 30, 2017, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 3,751 plaintiffs, which is a net decrease of 33 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 54,573 of those claims were dismissed, 23 were tried to defense verdicts, seven were tried to plaintiff verdicts (one of which was appealed by defendants and was remanded to the trial court for a new trial), one was resolved by agreement for an immaterial amount and 774 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2017 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - 31, 2017	—	$—	—	8,802,894
August 1 - 31, 2017	98,297	86.65	98,297	8,704,597
September 1 - 30, 2017	75,722	89.10	75,722	8,628,875
Total	174,019	87.72	174,019
_______________________________________________________________________________

(1)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 46.4 million shares at a total cost of $1.7 billion for a weighted average cost of $35.85 per share through September 30, 2017.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1	2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) (filed herewith)
31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
October 30, 2017