Form 10-K
period 2017-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2018-02-27
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates as of June 30, 2017 was $5,917,150,492 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of January 31, 2018 was 65,644,512.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the registrant's 2018 Annual Meeting of Shareholders.

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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, Egypt, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Romania, Russia, Slovakia, Spain, Turkey, the United Kingdom and Venezuela.
The Company's business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as the retail business in the United States. Refer to Note 5 to the consolidated financial statements for segment and geographic area information, which is incorporated herein by reference.
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
The Company's major end-user markets include:

•	general fabrication,

•	energy and process industries,

•	heavy industries (heavy fabrication, ship building and maintenance and repair),

•	automotive and transportation, and

•	construction and infrastructure.
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
Raw Materials
The principal raw materials essential to the Company's business are steel, electronic components, engines, brass, copper, silver, aluminum alloys, robotic components and various chemicals all of which are normally available for purchase in the open market.
Patents and Trademarks
The Company holds many valuable patents, primarily in arc welding, and actively protects its innovations as research and development has progressed in both the United States and major international jurisdictions.  The Company believes its trademarks are an important asset and aggressively pursues brand management.
Environmental Regulations
The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 48 facilities worldwide.
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
Employees
The number of persons employed by the Company worldwide at December 31, 2017 was approximately 11,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.

Website Access
The Company's website, www.lincolnelectric.com, is used as a channel for routine dissemination of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company's website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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
In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for energy costs and raw materials, including steel, nonferrous metals and chemicals, are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, government trade practices and regulations and other factors.
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
As of December 31, 2017, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,613 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 54,732 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (one of which was appealed by defendants and was remanded to the trial court for a new trial), 1 was resolved by agreement for an immaterial amount and 776 were decided in favor of the Company following summary judgment motions.
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
Our business exposes us to potential product liability risks that are inherent in the design, manufacture, sale and application of our products and the products of third-party suppliers that we utilize or resell. Our products are used in a variety of applications, including infrastructure projects such as oil and gas pipelines and platforms, buildings, bridges and power generation facilities, the manufacture of transportation and heavy equipment and machinery and various other construction projects. We face risk of exposure to product liability claims in the event that accidents or failures on these projects result, or are alleged to result, in bodily injury or property damage. Further, our products are designed for use in specific applications, and if a product is used inappropriately, personal injury or property damage may result. In certain cases, we design automated welding systems for use in a customer’s production facilities (including automotive production facilities), which could expose us to financial losses or professional liability.

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
Part of our business strategy is to pursue targeted business acquisition opportunities, including foreign investment opportunities. We cannot be certain that we will be successful in pursuing potential acquisition candidates or that the consequences of any acquisition would be beneficial to us. Future acquisitions may expose us to unexpected liabilities and involve the expenditure of significant funds and management time. Further, we may not be able to successfully integrate an acquired business with our existing businesses or recognize the expected benefits from any completed acquisition. Integration efforts may include significant rationalization activities that could be disruptive to the business. Our current operational cash flow is sufficient to fund our acquisition plans, but a significant acquisition could require access to the capital markets.
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
We operate in a highly competitive global environment and compete in each of our businesses with other broad-line manufacturers and numerous smaller competitors specializing in particular products. We compete primarily on the basis of brand, product quality, price, performance, warranty, delivery, service and technical support. We have previously initiated, and may in the future initiate significant rationalization activities to align our business to market conditions and improve our overall competitiveness, including with respect to the integration of acquired businesses. Such rationalization activities could fail to deliver the desired competitive cost structure and could result in disruptions in customer service. If our products, services, support and cost structure do not enable us to compete successfully based on any of the criteria listed above, our operations, results and prospects could suffer.
Further, in the past decade, the arc welding industry in the United States and other developed countries has been subject to increased levels of foreign competition as low cost imports have become more readily available. Our competitive position could be harmed if new or emerging competitors become more active in the arc welding business. For example, while steel manufacturers traditionally have not been significant competitors in the domestic arc welding industry, some foreign integrated steel producers manufacture selected consumable arc welding products and robotic arm manufacturers compete in the automated welding and cutting space. In addition, in certain markets of the world, distributors manufacture and sell arc welding products. Our sales and results of operations, as well as our plans to expand in some foreign countries, could be adversely affected by this practice.
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
Any interruption of our workforce, including rationalization efforts related to the integration of acquired businesses, interruptions due to unionization efforts, changes in labor relations or shortages of appropriately skilled individuals could impact our results of operations and financial condition.

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
The conduct and management of our business relies extensively on information technology systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical corporate infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. If these systems are damaged, cease to function properly or are subject to a significant cyber security breach, we may suffer an interruption in our ability to manage and operate the business and our results of operations and financial condition could be adversely affected. Furthermore, a security breach could result in financial loss, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and fines and other sanctions resulting from any related breaches of data privacy regulations. Any of these could have an adverse effect on our results of operations and financial condition.
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
It is our policy to apply strict standards for environmental protection to all of our operations inside and outside of the United States, even when we are not subject to local government regulations. We may incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, liabilities resulting from third-party property damage or personal injury claims, or our products could be prohibited from entering certain jurisdictions, if we were to violate or become liable under environmental laws, if our products become non-compliant with environmental laws or if we were to undertake environmental protection actions voluntarily.

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
We may take additional actions in the future to further optimize our cost structure and improve the efficiency of our operations, which will reduce our profitability in the periods incurred. As a result of these actions, we will likely continue to incur charges, which may include but are not be limited to asset impairments, employee severance costs, charges for pension and other postretirement contractual benefits and pension settlements, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future rationalization plans in full or in part or within the time periods we expect. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. For more information regarding rationalization plans, refer to the rationalization and asset impairment related disclosure under Note 6 to the Company's consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	56
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

Vincent K. Petrella	57
Executive Vice President, Chief Financial Officer and Treasurer since February 19, 2014; Senior Vice President, Chief Financial Officer and Treasurer from October 7, 2005 to February 19, 2014; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005.

Jennifer I. Ansberry	44	Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from 2004 until April 20, 2017.
George D. Blankenship	55
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

Gabriel Bruno	50
Executive Vice President, Chief Human Resources Officer since July 1, 2016; Executive Vice President, Chief Human Resources Officer and Chief Information Officer from February 18, 2016 to July 1, 2016; Executive Vice President, Chief Information Officer and Interim Chief Human Resources Officer from March 7, 2015 to February 18, 2016; Executive Vice President, Chief Information Officer from February 19, 2014 to March 7, 2015; Vice President, Chief Information Officer from May 1, 2012 to February 19, 2014; Vice President, Corporate Controller from 2005 to May 1, 2012.

Steven B. Hedlund	51
Executive Vice President and President, International Welding since June 1, 2017; Senior Vice President and President, Global Automation from January 22, 2015 to June 1, 2017; Senior Vice President, Strategy & Business Development from February 19, 2014 to January 22, 2015; Vice President, Strategy and Business Development from September 15, 2008 to February 19, 2014. Prior to his service with the Company, Mr. Hedlund was the Vice President, Growth and Innovations with Master Lock, LLC (a security products company) from June 1, 2005 to July 1, 2008.

Michele R. Kuhrt	51	Executive Vice President, Chief Information Officer since July 1, 2016; Senior Vice President, Tax from 2006 to July 1, 2016.
Geoffrey P. Allman	47
Senior Vice President, Corporate Controller since January 14, 2014; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to June 30, 2012.

Thomas A. Flohn	57
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

David J. Nangle	61	Senior Vice President, President, Harris Products Group since February 19, 2014; Vice President, Group President of Brazing, Cutting and Retail Subsidiaries from January 12, 2006 to February 19, 2014.
The Company has been advised that there is no arrangement or understanding among any one of the officers listed and any other persons pursuant to which he or she was elected as an officer. The executive officers are elected by the Board of Directors normally for a term of one year and/or until the election of their successors.

ITEM 2. PROPERTIES
The Company's corporate headquarters and principal United States manufacturing facilities are located in the Cleveland, Ohio area. Total Cleveland area property consists of 244 acres, of which present manufacturing facilities comprise an area of approximately 3,017,090 square feet.
The Company has 63 manufacturing facilities, including operations and joint ventures in 23 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States	Cleveland and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa.
Brazil	Guarulhos; Indaiatuba.
Canada	Toronto; Mississauga; Hamilton; Montreal; Hawkesbury.
Colombia	Bogota.
Mexico	Mexico City; Torreon.
Venezuela	Maracay.
International Welding:
Australia	Newcastle.
China	Shanghai; Nanjing; Zhengzhou; Luan County; Hangzhou.
Egypt	Cairo.
France	Grand-Quevilly; Partheny.
Germany	Essen; Brielow; Wiesenberg; Eisenberg.
India	Chennai.
Indonesia	Cikarang.
Italy	Corsalone; Due Carrere; Ardenno; Verona; Storo.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Portugal	Lisbon.
Romania	Buzau.
Russia	Mtsensk.
Slovakia	Nitra.
Spain	Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield and Chertsey, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia.
Brazil	Sao Paulo.
Poland	Dzierzoniow.
All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company's foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business.
In addition, the Company maintains operating leases for some manufacturing facilities, distribution centers and sales offices throughout the world. Refer to Note 16 to the consolidated financial statements for information regarding the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of December 31, 2017, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,613 plaintiffs, which is a net decrease of 138 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 54,732 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (1 of which was appealed by defendants and was remanded to the trial court for a new trial), 1 was resolved by agreement for an immaterial amount and 776 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2017 was 1,651.
The total amount of dividends paid in 2017 was $92.5 million. During 2017, dividends were paid on January 13, April 14, July 14 and October 13.
Quarterly high and low stock prices and dividends declared per share for the last two years were:

	2017			2016
	Stock Price		Dividends Declared	Stock Price		Dividends Declared
	High	Low		High	Low
First quarter	$88.73	$75.86	$0.35	$60.24	$45.54	$0.32
Second quarter	97.97	81.85	0.35	64.79	56.02	0.32
Third quarter	94.97	84.41	0.35	65.33	57.40	0.32
Fourth quarter	99.59	85.24	0.39	80.57	61.04	0.35
Issuer purchases of equity securities for the fourth quarter 2017 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2017	70,058	(1)	$94.63	69,581	8,559,294
November 1-30, 2017	90,999		87.97	90,999	8,468,295
December 1-31, 2017	60,616	(1)	91.02	39,721	8,428,574
Total	221,673		90.91	200,301

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 47 million shares at a cost of $1.7 billion for a weighted average cost of $36.09 per share through December 31, 2017.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2013 and ending December 31, 2017. This graph assumes that $100 was invested on December 31, 2012 in each of the Company's common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$250
$200
$150
$100
$50
$0

	2012	2013	2014	2015	2016	2017
The Company	100	148	146	112	168	204
S&P 500	100	132	150	152	170	206
S&P 400	100	133	146	143	172	200

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Net sales	$2,624,431	$2,274,614	$2,535,791	$2,813,324	$2,852,671
Net income	247,503	198,399	127,478	254,686	293,780
Basic earnings per share	3.76	2.94	1.72	3.22	3.58
Diluted earnings per share	3.71	2.91	1.70	3.18	3.54
Cash dividends declared per share	1.44	1.31	1.19	0.98	0.83
Total assets	2,406,547	1,943,437	1,784,171	1,939,215	2,151,867
Long-term debt, less current portion	704,136	703,704	350,347	2,488	3,791

(1)
Results for 2017 include charges related to the acquisition of Air Liquide Welding, including $15,002, $11,559 after-tax, of transaction and integration costs, $4,578, $3,453 after-tax, in amortization of step up in value of acquired inventories and a $49,650 bargain purchase gain. Results also include $8,150, $5,030 after-tax, in pension settlement charges, $6,590, $6,198 after-tax, in rationalization and asset impairment charges and charges of $28,616 related to the net impact of the U.S. Tax Act (as defined below).

(2)
Results for 2016 include a loss of $34,348, $33,251 after-tax, on the deconsolidation of the Company's Venezuelan subsidiary, partially offset by a $7,196 income tax valuation allowance reversal related to a legal entity change to realign the Company’s tax structure. Long-term debt includes the issuance in 2016 of additional Senior Unsecured Notes in the aggregate principal amount of $350,000 through a private placement.

(3)
Results for 2015 include $13,719, $11,943 after-tax, of rationalization charges and non-cash net impairment charges of $6,239. Results also include pension settlement charges of $142,738, $87,310 after-tax, and charges of $27,214 related to Venezuelan remeasurement losses. Long-term debt includes the issuance of Senior Unsecured Notes in 2015 in the aggregate principal amount of $350,000 through a private placement.

(4)
Results for 2014 include $32,742, $32,706 after-tax, of non-cash asset impairment charges partially offset by gains of $3,930, $2,754 after-tax, related to the sale of assets. Associated with the impairment of long-lived assets is an offsetting special item of $805 representing portions attributable to non-controlling interests. Results also include charges of $21,133 related to Venezuelan remeasurement losses.

(5)
Results for 2013 include $3,658, $2,965 after-tax, of rationalization charges and impairment charges net of gains on disposals of $4,805, $4,608 after-tax. Results also include a charge of $12,198 related to the devaluation of the Venezuelan currency and a loss of $705 related to the sale of land. Associated with the impairment of long-lived assets and loss on the sale of land is an offsetting special item of $1,068 representing portions attributable to non-controlling interests.

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
The Company's major end-user markets include:

•	general fabrication,

•	energy and process industries,

•	heavy industries (heavy fabrication, ship building and maintenance and repair),

•	automotive and transportation, and

•	construction and infrastructure.
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, Egypt, France, Germany, India, Indonesia, Italy, Mexico, the Netherlands, Poland, Portugal, Romania, Russia, Slovakia, Spain, Turkey, the United Kingdom and Venezuela.
The U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was enacted on December 22, 2017. The U.S. Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides for a one-year measurement period and provides guidance for the application of ASC Topic 740, Income Taxes. In accordance with SAB 118, the Company recognized the income tax effects of U.S. Tax Act to the extent applicable for the year of enactment. The expense primarily relates to taxes on the Company's unremitted foreign earnings and profits, partially offset by the re-measurement of deferred tax assets and liabilities. The Company's financial results reflect provisional amounts for the impact of the U.S. Tax Act for which accounting analysis under ASC 740 is ongoing. Refer to Note 12 to the consolidated financial statements for further information on the financial statement impact of the U.S. Tax Act.
During the first quarter of 2016, the Company realigned its organizational and leadership structure. The new structure allowed for further integration of operational and product development processes across regions and supported growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the three months ended March 31, 2016, the Company reported three operating segments as follows: Americas Welding, International Welding and The Harris Products Group. The 2015 results reflect the realigned segment structure. Refer to Note 5 to the consolidated financial statements for segment and geographic area information.
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
The principal raw materials essential to the Company's business are steel, electronic components, engines, brass, copper, silver, aluminum alloys, robotic components and various chemicals, all of which are normally available for purchase in the open market.
The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 48 facilities worldwide.
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
Key financial measures utilized by the Company's executive management and operating units in order to evaluate the results of its business and in understanding key variables impacting the current and future results of the Company include: sales; gross profit; selling, general and administrative expenses; operating income; earnings before interest and taxes; earnings before interest, taxes and bonus; net income; adjusted operating income; adjusted earnings before interest and income taxes; adjusted earnings before interest, taxes and bonus; adjusted net income; adjusted diluted earnings per share; operating cash flows; and capital expenditures, as well as applicable ratios such as return on invested capital and average operating working capital to sales. These measures are reviewed at monthly, quarterly and annual intervals and compared with historical periods, as well as objectives established by the Board of Directors of the Company.

Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2017		2016		2015		Increase (Decrease) Actual vs. Prior Year
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	2017 vs. 2016	2016 vs. 2015
Net sales	$2,624,431		$2,274,614		$2,535,791		15.4%	(10.3%)
Cost of goods sold	1,744,105		1,485,316		1,694,647		17.4%	(12.4%)
Gross profit	880,326	33.5%	789,298	34.7%	841,144	33.2%	11.5%	(6.2%)
Selling, general & administrative expenses	537,525	20.5%	466,676	20.5%	496,748	19.6%	15.2%	(6.1%)
Rationalization and asset impairment charges	6,590		—		19,958		100.0%	(100.0%)
Pension settlement charges	8,150		—		142,738		100.0%	(100.0%)
Loss on deconsolidation of Venezuelan subsidiary	—		34,348		—		(100.0%)	100.0%
Bargain purchase gain	(49,650)		—		—		100.0%	—
Operating income	377,711	14.4%	288,274	12.7%	181,700	7.2%	31.0%	58.7%
Interest income	4,788		2,092		2,714		128.9%	(22.9%)
Equity earnings in affiliates	2,742		2,928		3,015		(6.4%)	(2.9%)
Other income	5,215		3,173		4,182		64.4%	(24.1%)
Interest expense	(24,220)		(19,079)		(21,824)		26.9%	(12.6%)
Income before income taxes	366,236	14.0%	277,388	12.2%	169,787	6.7%	32.0%	63.4%
Income taxes	118,761		79,015		42,375		50.3%	86.5%
Effective tax rate	32.4%		28.5%		25.0%
Net income including non-controlling interests	247,475		198,373		127,412		24.8%	55.7%
Non-controlling interests in subsidiaries' loss	(28)		(26)		(66)		7.7%	(60.6%)
Net income	$247,503	9.4%	$198,399	8.7%	$127,478	5.0%	24.8%	55.6%
Diluted earnings per share	$3.71		$2.91		$1.70
Net Sales:
The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2017 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales 2016	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2017
Lincoln Electric Holdings, Inc.	$2,274,614	$95,171	$181,900	$55,078	$17,668	$2,624,431

% Change
Lincoln Electric Holdings, Inc.		4.2%	8.0%	2.4%	0.8%	15.4%
Net sales increased primarily as a result of acquisitions, improved volume due to higher demand and increased product pricing. Net sales for 2016 include $10,813 in sales from the Company's Venezuelan operations. The increase in net sales from acquisitions for 2017 was driven by acquired companies within Americas Welding and International Welding.

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
Net sales volumes decreased as a result of softer demand associated with the economic environment and weakness in oil & gas and U.S. export markets. Product pricing increased from prior year levels, reflecting the highly inflationary environment in Venezuela impacting results in the first six months of 2016. Net sales for 2016 include $10,813 in sales from the Company's Venezuelan operations compared with $84,662 in sales from the Company's Venezuelan operations in 2015. The increase in net sales from acquisitions was driven primarily by acquired companies within Americas Welding. The decrease in foreign exchange was due to a stronger U.S. dollar, as well as the highly inflationary environment in Venezuela impacting the first six months of 2016.
Gross Profit:
Gross profit for 2017 decreased, as a percent of sales, compared to the prior year due to the acquisition of Air Liquide Welding and rising input costs. The year ended December 31, 2017 includes a last-in, first-out ("LIFO") charge of $7,312, as compared with a LIFO charge of $1,564 in the prior year.
Gross profit for 2016 increased, as a percent of sales, compared to the prior year due to lower material costs, cost control efforts and strong price management. The year ended December 31, 2016 includes a LIFO charge of $1,564 compared with a credit of $11,545 in the prior year.
Selling, General & Administrative ("SG&A") Expenses:
The increase in SG&A expense in 2017 as compared to 2016 was due to SG&A from acquisitions, higher compensation costs and acquisition transaction and integration costs, partially offset by lower legal professional fees.
The decrease in SG&A expense in 2016 as compared to 2015 was due to lower bonus expense and lower foreign exchange transaction losses, partially offset by higher legal fees and SG&A from acquisitions.
Rationalization and Asset Impairment Charges:
In 2017, the Company recorded $6,590, $6,198 after-tax, in charges primarily related to employee severance and asset impairment charges.
In 2015, the Company recorded $19,958, $18,182 after-tax, in charges primarily related to non-cash goodwill and asset impairment charges, as well as severance and other related costs.
Refer to Note 6 to the consolidated financial statements for additional details.
Pension Settlement Charges:
In 2017, the Company recorded non-cash pension settlement charges of $8,150, $5,030 after-tax, related to lump sum pension payments.
In 2015, the Company recorded non-cash pension settlement charges of $142,738, $87,310 after-tax, primarily related to the purchase of a group annuity contract.
Refer to Note 11 to the consolidated financial statements for additional details.
Loss on Deconsolidation of Venezuela:
In 2016, the Company recorded a loss of $34,348, $33,251 after-tax, related to the deconsolidation of its Venezuelan subsidiary. Refer to Note 1 to the consolidated financial statements for additional details.

Bargain Purchase Gain:
In 2017, the Company recorded a bargain purchase gain of $49,650, which had no tax impact, related to the Air Liquide Welding acquisition. Refer to Note 3 to the consolidated financial statements for additional details.
Equity Earnings in Affiliates:
Equity earnings in affiliates has remained relatively flat in the comparable periods.
Interest Expense:
The increase in 2017 as compared to 2016 was due to higher interest expense on higher borrowings in 2017.
The decrease in 2016 as compared to 2015 was due to prior year charges related to an adjustment to the consideration expected to be paid to acquire additional ownership interests of a majority-owned subsidiary, offset by interest accrued on higher borrowings in 2016.
Income Taxes:
The effective income tax rate is higher in 2017 as compared to 2016 primarily due to the net impact of the U.S. Tax Act. The effective tax rate increase was partially offset by the nontaxable bargain purchase gain recorded in connection with the Air Liquide Welding acquisition and the change in the reporting of excess tax benefits from the exercise of stock based compensation awards. Beginning in 2018, the Company expects the effective tax rate to be in the low- to mid-20% range due to the U.S. Tax Act.

The effective income tax rate was higher in 2016 as compared to 2015 primarily due to higher U.S. tax credits in 2015 and changes in the mix of earnings between tax rate jurisdictions, partially offset by the reversal of an income tax valuation allowance as a result of a legal entity change.
Net Income:
As compared to the prior year, reported Net income for 2017 increased primarily due to higher volumes and the bargain purchase gain related to the Air Liquide Welding acquisition, offset by the net impact of the U.S. Tax Act, rising input costs, higher SG&A costs, pension settlement charges and higher interest expense.
As compared to the prior year, reported Net income for 2016 included a loss related to the deconsolidation of the Company's Venezuelan subsidiary, partially offset by reduced income taxes due to a benefit related to the reversal of an income tax valuation allowance as a result of a legal entity change.

Segment Results
Net Sales:
The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2017:

		Change in Net Sales due to:
	Net Sales 2016	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange (4)	Net Sales 2017
Operating Segments
Americas Welding	$1,494,982	$67,306	$8,470	$36,009	$3,012	$1,609,779
International Welding	507,289	12,503	173,430	18,327	12,475	724,024
The Harris Products Group	272,343	15,362	—	742	2,181	290,628

% Change
Americas Welding		4.5%	0.6%	2.4%	0.2%	7.7%
International Welding		2.5%	34.2%	3.6%	2.5%	42.7%
The Harris Products Group		5.6%	—	0.3%	0.8%	6.7%
(1) Increase for Americas and International Welding due to improving demand in a broad range of end markets. Increase for The Harris Products Group due to higher volumes.
(2) Increase primarily due to the acquisition of Air Liquide Welding within Americas Welding and International Welding. Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.
(3) Increase in all segments due to increased product pricing as a result of higher input costs.
(4) Increase in the International segment due to a weaker U.S. dollar.
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
(2) Increase primarily due to the acquisition of Vizient Manufacturing Solutions and Rimrock Holdings Corporation within Americas Welding. Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.
(3) Increase driven by Americas Welding, which reflects the highly inflationary environment in Venezuela impacting results in the first six months of 2016.
(4) Decrease in all segments due to a stronger U.S. dollar. Additionally, Americas Welding reflects the highly inflationary environment in Venezuela impacting the first six months of 2016.

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
The following table presents Adjusted EBIT by segment:

	December 31,			Increase (Decrease) 2017 vs. 2016		Increase (Decrease) 2016 vs. 2015

	2017	2016	2015	$	%	$	%
Americas Welding:
Net sales	$1,609,779	$1,494,982	$1,741,350	114,797	7.7%	(246,368)	(14.1%)
Inter-segment sales	97,382	93,612	92,538	3,770	4.0%	1,074	1.2%
Total Sales	$1,707,161	$1,588,594	$1,833,888	118,567	7.5%	(245,294)	(13.4%)

Adjusted EBIT (4)	$291,866	$266,633	$316,689	25,233	9.5%	(50,056)	(15.8%)
As a percent of total sales (1)	17.1%	16.8%	17.3%		0.3%		(0.5%)

International Welding:
Net sales	$724,024	$507,289	$530,460	216,735	42.7%	(23,171)	(4.4%)
Inter-segment sales	18,860	15,975	18,747	2,885	18.1%	(2,772)	(14.8%)
Total Sales	$742,884	$523,264	$549,207	219,620	42.0%	(25,943)	(4.7%)

Adjusted EBIT (5)	$41,721	$29,146	$34,511	12,575	43.1%	(5,365)	(15.5%)
As a percent of total sales (2)	5.6%	5.6%	6.3%		—%		(0.7%)

The Harris Products Group:
Net sales	$290,628	$272,343	$263,981	18,285	6.7%	8,362	3.2%
Inter-segment sales	8,190	8,709	9,312	(519)	(6.0%)	(603)	(6.5%)
Total Sales	$298,818	$281,052	$273,293	17,766	6.3%	7,759	2.8%

Adjusted EBIT	$36,442	$32,380	$27,882	4,062	12.5%	4,498	16.1%
As a percent of total sales (3)	12.2%	11.5%	10.2%		0.7%		1.3%

Corporate / Eliminations:
Inter-segment sales	$(124,432)	$(118,296)	$(120,597)	6,136	5.2%	(2,301)	(1.9%)
Adjusted EBIT (6)	309	564	(275)	(255)	(45.2%)	839	305.1%

Consolidated:
Net sales	$2,624,431	$2,274,614	$2,535,791	349,817	15.4%	(261,177)	(10.3%)
Adjusted EBIT	$370,338	$328,723	$378,807	41,615	12.7%	(50,084)	(13.2%)
As a percent of total sales	14.1%	14.5%	14.9%		(0.4%)		(0.4%)

(1)	2017 increase as compared to 2016 driven by higher Net sales volumes, partially offset by rising input costs.
2016 decrease as compared to 2015 driven by sales volume declines and higher SG&A costs as a percent of sales, partially offset by improved margins on lower input costs.

(2)	2017 remained flat as compared to 2016 driven by higher Net sales volumes, offset by higher costs related to acquisitions.
2016 decrease as compared to 2015 driven by Net sales volume declines and higher SG&A costs as a percent of sales.

(3)	2017 increase as compared to 2016 driven by higher Net sales volume.
2016 increase as compared to 2015 due to favorable sales mix associated with Net sales volume increases in the retail market.

(4)	2017 excludes non-cash pension settlement charges of $8,150 related to lump sum pension payments, as well as non-cash charges of $1,091 related to the impairment of goodwill.
2015 excludes net charges of $3,287 related to employee severance and other related costs, Venezuelan foreign exchange remeasurement losses of $27,214 related to the adoption of a new foreign exchange mechanism and $142,728 of non-cash pension settlement charges related to the purchase of a group annuity contract.

(5)
2017 excludes amortization of step up in value of acquired inventories of $4,578 related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements, as well as non-cash charges of $5,499 related to employee severance, asset impairments and other related costs.

2015 excludes net charges of $6,939 related to employee severance and other costs and adjustments to reclassify a potential divestiture that was previously held-for-sale, as well as non-cash charges of $6,315 related to the impairment of goodwill and $3,417 related to the impairment of long-lived assets.

(6)
2017 excludes a bargain purchase gain of $49,650 and acquisition transaction and integration costs of $15,002 related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

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
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2017	2016	2015
Operating income as reported	$377,711	$288,274	$181,700
Special items (pre-tax):
Rationalization and asset impairment charges (1)	6,590	—	19,958
Loss on deconsolidation of Venezuelan subsidiary (2)	—	34,348	—
Venezuela remeasurement losses (3)	—	—	27,214
Pension settlement charges (4)	8,150	—	142,738
Acquisition transaction and integration costs (5)	15,002	—	—
Amortization of step up in value of acquired inventories (5)	4,578	—	—
Bargain purchase gain (5)	(49,650)	—	—
Adjusted operating income	$362,381	$322,622	$371,610
(1) Charges in 2017 and 2015 consist of employee severance and other related costs, non-cash goodwill impairment charges and net non-cash asset impairment charges.
(2) Loss on deconsolidation of the Venezuelan subsidiary as of June 30, 2016.
(3) Charges related to the adoption of a new foreign exchange mechanism in the period.
(4) Charges consist of the following:

•	In 2017, charges related to lump sum pension payments.

•	In 2015, charges related to the purchase of a group annuity contract that settled a portion of the Company's pension obligation in 2015.

(5) Acquisition-related costs and a bargain purchase gain related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

The following table presents reconciliations of Net income and Diluted earnings per share as reported to Adjusted net income and Adjusted diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
Net income as reported	$247,503	$198,399	$127,478
Special items (after-tax):
Rationalization and asset impairment charges (1)	6,198	—	18,182
Loss on deconsolidation of Venezuelan subsidiary (2)	—	33,251	—
Venezuela remeasurement losses (3)	—	—	27,214
Pension settlement charges (4)	5,030	—	87,310
Acquisition transaction and integration costs (5)	11,559	—	—
Amortization of step up in value of acquired inventories (5)	3,453	—	—
Bargain purchase gain (5)	(49,650)	—	—
Income tax valuation reversal (6)	—	(7,196)	—
Net impact of U.S. Tax Act (7)	28,616	—	—
Adjusted net income	$252,709	$224,454	$260,184
Diluted earnings per share as reported	$3.71	$2.91	$1.70
Special items per share	0.08	0.38	1.78
Adjusted diluted earnings per share	$3.79	$3.29	$3.48
(1) Charges in 2017 and 2015 consist of employee severance and other related costs, non-cash goodwill impairment charges and net non-cash asset impairment charges.
(2) Loss on deconsolidation of the Venezuelan subsidiary as of June 30, 2016.
(3) Charges related to the adoption of a new foreign exchange mechanism in the period.
(4) Charges consist of the following:

•	In 2017, charges related to lump sum pension payments.

•	In 2015, charges related to the purchase of a group annuity contract that settled a portion of the Company's pension obligation in 2015.
(5) Acquisition-related costs and a bargain purchase gain related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.
(6) Tax benefit related to the reversal of an income tax valuation allowance as a result of a legal entity change.

(7)	Charges related to the net impact of the U.S. Tax Act and foreign withholding taxes.

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
The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash provided by operating activities(1)	$334,845	$312,557	$312,832	$22,288	$(275)
Cash used by investing activities(2)	(272,027)	(159,946)	(85,352)	(112,081)	(74,594)
Capital expenditures	(61,656)	(49,877)	(50,507)	(11,779)	630
Acquisition of businesses, net of cash acquired	(72,468)	(71,567)	(37,076)	(901)	(34,491)
Purchase of marketable securities	(205,584)	(38,920)	—	(166,664)	(38,920)
Cash used by financing activities(3)	(135,037)	(72,008)	(171,882)	(63,029)	99,874
(Payments on) proceeds from short-term borrowings, net	(491)	1,539	(34,229)	(2,030)	35,768
(Payments on) proceeds from long-term borrowings, net	(5)	349,780	350,835	(349,785)	(1,055)
Purchase of shares for treasury	(43,164)	(342,003)	(399,494)	298,839	57,491
Cash dividends paid to shareholders	(92,452)	(87,330)	(86,968)	(5,122)	(362)
(Decrease) increase in Cash and cash equivalents (4)	(52,478)	74,996	25,804
(1) Cash provided by operating activities increased $22,288 for the twelve months ended December 31, 2017 compared with the twelve months ended December 31, 2016. This was primarily due to improved Company performance.
(2) Cash used by investing activities increased by $112,081 in the twelve months ended December 31, 2017 compared with the twelve months ended December 31, 2016 predominantly due to the purchase of marketable securities in 2017. Cash used by investing activities increased $74,594 in the twelve months ended December 31, 2016 compared with the twelve months ended December 31, 2015 predominantly due to an increase in cash paid for the acquisition of a business and the purchase of marketable securities. The Company anticipates capital expenditures of $60,000 to $70,000 in 2018. Anticipated capital expenditures reflect investments for capital maintenance to improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company's facilities.
(3) Cash used by financing activities increased $63,029 in the twelve months ended December 31, 2017 compared with the twelve months ended December 31, 2016. The increase was due to higher proceeds from long-term borrowings in 2016 partially offset by higher purchases of common shares for treasury in 2016. Cash used by financing activities decreased in the twelve months ended December 31, 2016 compared with the twelve months ended December 31, 2015 predominantly due to higher net borrowings in 2015 and lower purchases of common shares for treasury in 2016.
(4) Cash and cash equivalents decreased 13.8%, or $52,478, to $326,701 during the twelve months ended December 31, 2017, from $379,179 as of December 31, 2016. This decrease was predominantly due to the purchase of marketable securities. Cash and cash equivalents increased 24.7%, or $74,996, to $379,179 during the twelve months ended December 31, 2016, from $304,183 as of December 31, 2015. The increase was predominantly due to cash provided by operating activities and net proceeds from borrowings, offset by cash used in the acquisition of a business, purchase of common shares for treasury and cash dividends paid to shareholders. At December 31, 2017, $272,433 of Cash and cash equivalents was held by international subsidiaries and may be subject to U.S. income taxes, local country taxes and foreign withholding taxes if repatriated to the U.S.
The Company's debt levels remained consistent as compared to December 31, 2016. Total debt to total invested capital decreased to 43.1% at December 31, 2017 from 49.8% at December 31, 2016.
The Company paid $92,452 and $87,330 in cash dividends to its shareholders in the twelve months ended December 31, 2017 and 2016, respectively, reflecting a 11.4% increase in the dividend rate. In January 2018, the Company paid a cash dividend of $0.39 per share, or $25,608 to shareholders of record on December 31, 2017.

Working Capital Ratios

	December 31,
	2017	2016	2015
Average operating working capital to net sales (1)	15.9%	15.6%	17.1%
Days sales in Inventories	89.2	92.1	89.2
Days sales in Accounts receivable	52.4	47.7	46.9
Average days in Trade accounts payable	54.7	48.9	38.7
(1) Average operating working capital to net sales is defined as the sum of Accounts receivable and Inventories less Trade accounts payable as of period end divided by annualized rolling three months of Net sales.
Rationalization and Asset Impairments
Refer to Note 6 to the consolidated financial statements for a discussion of the Company's rationalization plans. The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital.
Acquisitions
Refer to Note 3 to the consolidated financial statements for a discussion of the Company's recent acquisitions.
Debt
At December 31, 2017 and 2016, the fair value of long-term debt, including the current portion, was approximately $687,428 and $669,209, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of December 31, 2017, the Company was in compliance with all of its debt covenants.
On October 20, 2016 the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2017, the Company was in compliance with all of its debt covenants.
The Company's total weighted average effective interest rate and weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 18 years, respectively.
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”).  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2017, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

Short-term Borrowings
The Company had short-term borrowings included in Amounts due banks of $2,020 and $1,758 at December 31, 2017 and 2016, respectively. Amounts due banks included the borrowings of subsidiaries at weighted average interest rates of 31.8% and 29.0% at December 31, 2017 and 2016, respectively.
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

ROIC for the years ended December 31, 2017, 2016 and 2015 were as follows:

Return on Invested Capital	2017	2016	2015
Adjusted net income (1)	$252,709	$224,454	$260,184
Plus: Interest expense (after-tax)	14,947	11,775	13,469
Less: Interest income (after-tax)	2,955	1,291	1,675
Net operating profit after taxes	264,701	234,938	271,978
Invested capital	1,638,720	1,417,799	1,287,073
Return on invested capital	16.2%	16.6%	21.1%

(1)	See “Non-GAAP Financial Measures” section for a tabular reconciliation of Net income to Adjusted net income.
Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2017 are as follows:

	Payments Due By Period
	Total	2018	2019 to 2020	2021 to 2022	2023 and Beyond
Long-term debt, including current portion	$711,112	$97	$200	$208	$710,607
Interest on long-term debt	398,123	23,297	46,588	46,579	281,659
Capital lease obligations	44	16	19	9	—
Short-term debt	2,020	2,020	—	—	—
Interest on short-term debt	500	500	—	—	—
Operating leases	57,308	19,205	22,330	10,144	5,629
Purchase commitments(1)	204,568	204,039	495	34	—
Transition Tax(2)	34,653	5,544	5,545	7,970	15,594
Total	$1,408,328	$254,718	$75,177	$64,944	$1,013,489
_

(1)	Purchase commitments include contractual obligations for raw materials and services.

(2)	Federal income taxes on the Company's unremitted foreign earnings and profits pursuant to the U.S. Tax Act is payable over eight years.
As of December 31, 2017, there were $16,134 of tax liabilities related to unrecognized tax benefits and a $25,397 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur. Additionally, in connection with prior acquisitions, there were liabilities with total fair values as of December 31, 2017 of $7,086 for contingent consideration arrangements. The amount of future cash flows associated with these liabilities will be contingent upon actual results of the acquired entities. Refer to Notes 12 and 14 to the consolidated financial statements for further discussion.

Stock-Based Compensation
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2017, there were 4,324,951 common shares available for future grant under all plans.
Under these plans, options, restricted shares and restricted stock units granted were 341,770 in 2017, 449,415 in 2016 and 411,406 in 2015. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2017, 2016 and 2015.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2017, 2016 and 2015 was $12,698, $10,332 and $7,932, respectively, with a related tax benefit of $4,861, $3,955 and $3,037, respectively. As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $20,022, which is expected to be recognized over a weighted average period of approximately 1.9 years years.
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2017 was $45,139 and $37,169, respectively. The total intrinsic value of awards exercised during 2017, 2016 and 2015 was $19,328, $30,967 and $6,879 respectively.
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
Critical Accounting Policies and Estimates
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2017. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.
Legal and Tax Contingencies
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims, administrative claims, regulatory claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses. The costs associated with these claims are predominantly defense costs, which are recognized in the periods incurred. Insurance reimbursements mitigate these costs and, where reimbursements are probable, they are recognized in the applicable period. With respect to costs other than defense costs (i.e., for liability and/or settlement or other resolution), reserves are recorded when it is probable that the contingencies will have an unfavorable outcome. The Company accrues its best estimate of the probable costs after a review of the facts with management and counsel and taking into account past experience. If an unfavorable outcome is determined to be reasonably possible but not probable, or if the amount of loss cannot be reasonably estimated, disclosure would be provided for material claims or litigation. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves.
The Company is subject to taxation from U.S. federal, state, municipal and international jurisdictions. The calculation of current income tax expense is based on the best information available and involves significant management judgment. The actual income tax liability for each jurisdiction in any year can in some instances be ultimately determined several years after the financial statements are published. In accordance with SAB 118, the Company's financial results reflect provisional amounts for the impact of the U.S. Tax Act for which accounting analysis under ASC 740 is ongoing. The amounts recorded are based on reasonable estimates and may require further adjustments as additional guidance from the U.S. Department of Treasury is provided, the Company's assumptions change or as further information and interpretations become available.
The Company maintains liabilities for uncertain income tax positions for many jurisdictions. Liabilities are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Liabilities can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for uncertain income tax positions; however, actual results may materially differ from these estimates. Refer to Note 12 to the consolidated financial statements for further discussion of uncertain income tax positions.
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
Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $5,654 and $3,741 in 2017 and 2016, respectively, and a loss of $6,023 in 2015.
Venezuela – Highly Inflationary Economy
The Company deconsolidated its subsidiary in Venezuela effective June 30, 2016 and began reporting the results under the cost method of accounting. Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Refer to Note 1 to the consolidated financial statements for additional information.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. During December 2017, the Company remeasured its deferred tax assets and liabilities as a result of passage of the U.S Tax Act. The provisional amount recorded for the remeasurement is a tax benefit of $14,532. The Company is still analyzing certain aspects of the U.S. Tax Act and refining calculations that could potentially affect the measurement of deferred income tax balances, including law changes surrounding deferred compensation.
The Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. As a result of the U.S. Tax Act, the Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $6,667.  The Company considers remaining earnings in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.
At December 31, 2017, the Company had approximately $118,412 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2017, a valuation allowance of $68,694 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
Pensions
The Company maintains a number of defined benefit ("Pension") and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. In October 2016, the Company amended the Lincoln Electric Retirement Annuity Program ("RAP") and the Supplemental Executive Retirement Plan ("SERP") to freeze all benefit accruals for participants under the plans effective as of December 31, 2016 and November 30, 2016, respectively. Refer to Note 11 to the consolidated financial statements for additional information.
A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 5.8% and 6.1% at December 31, 2017 and 2016, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and, for frozen plans, is amortized over the average remaining life expectancy of plan participants expected to receive benefits under the plan. During 2017, investment returns were 14.8% compared with a return of 6.6% in 2016. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,300.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 4.1% at December 31, 2017 and 4.3% at December 31, 2016. A 10 basis point change in the discount rate would increase or decrease pension expense by approximately $100.
The Company's defined benefit plan expense was $2,517, $13,988 and $162,815 in 2017, 2016 and 2015, respectively. Pension expense includes $8,252 and $142,738 in settlement charges in 2017 and 2015, respectively. The Company's defined contribution plan expense was $25,285, $8,361 and $10,082 in 2017, 2016 and 2015, respectively. Excluding the pension settlement charges in 2017, the Company expects total 2018 expense related to retirement plans to increase by a range of approximately $2,000 to $3,000. The increase is the result of lower expected return on assets. Refer to Note 11 to the consolidated financial statements for additional information.
The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $116,690 as of December 31, 2017 and $146,604 as of December 31, 2016. The increase is primarily the result of the amortization of net losses and settlements in 2017.
The Company made contributions to its defined benefit plans of $1,739, $21,373 and $50,468 in 2017, 2016 and 2015, respectively. The Company does not expect to make significant contributions to the defined benefit plans in 2018.
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 32% and 40% of total inventories at December 31, 2017 and 2016, respectively. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $68,641 at December 31, 2017 and $61,329 at December 31, 2016.
The Company reviews the net realizable value of inventory on an on-going basis with consideration given to deterioration, obsolescence and other factors. If actual market conditions differ from those projected by management, and the Company's estimates prove to be inaccurate, write-downs of inventory values and adjustments to Cost of goods sold may be required. Historically, the Company's reserves have approximated actual experience.

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
The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For 2017, the Company early adopted Accounting Standard Update No. 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.". As such, the quantitative goodwill impairment analysis is now a one-step process. The Company compared the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods.
As a result of 2017 testing, the Company recorded an impairment charge of $1,091 to the carrying value of goodwill for one reporting unit. The fair value of goodwill for all other reporting units exceeded its carrying value by at least 10%. Key assumptions in estimating the reporting unit's fair value include assumed market participant assumptions of revenue growth, operating margins and the rate used to discount future cash flows. Actual revenue growth and operating margins below the assumed market participant assumptions or an increase in the discount rate would have a negative impact on the fair value of the reporting unit that could result in a goodwill impairment charge in a future period.
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
Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values properties using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method, a form of the income approach supported by observable market data for peer companies. Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 3 to the consolidated financial statements for additional details.

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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2017 and a 100 basis point increase in effective interest rates at December 31, 2017. The derivative, borrowing and investment arrangements in effect at December 31, 2017 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company's current period consolidated financial statements.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates.
At December 31, 2017, the Company hedged certain third-party and intercompany purchases and sales. The gross notional amount of these foreign exchange contracts at December 31, 2017 was $35,489. At December 31, 2017, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $1,341.
In addition, the Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional amount of these foreign exchange contracts at December 31, 2017 was $340,884. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $9,983 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The Company had no commodity contracts outstanding during 2017 .
Interest Rate Risk
At December 31, 2017, the Company had various floating interest rate swaps used to convert $100,000 of its outstanding fixed-rate, long-term borrowings into short-term variable interest rates. The fixed-rate nature of the remaining long-term borrowings limits the Company's exposure to changes in near-term interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2017 floating rate, would not materially affect the Company’s financial statements. A hypothetical 100 basis point increase to effective interest rates would also impact the fair value of interest rate swap. However, any loss resulting from this hypothetical scenario would be offset by the associated gain on the underlying debt and have no impact on the Company’s consolidated financial statements.

The fair value of the Company's cash and cash equivalents at December 31, 2017 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
During 2017, the Company completed the acquisition of Air Liquide Welding. The results of operations are included in the Company's consolidated financial statements from the date of acquisition and constituted 14% of total assets as of December 31, 2017 and 7% of revenues for the year then ended. As permitted by guidance issued by the Securities and Exchange Commission, the Company has elected to exclude Air Liquide Welding from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
In July 2017, the Company acquired Air Liquide Welding. The acquired business operated under its own set of systems and internal controls and the Company is currently maintaining those systems and much of that control environment until it is able to incorporate its processes into the Company's own systems and control environment. The Company expects to complete the incorporation of the acquired business' operations into the Company's systems and control environment in fiscal year 2018.
Except for changes in connection with the Company's acquisition of the Air Liquide Welding business noted above, there have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2018 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2017.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2018 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2018 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2018 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 9 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2018 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2018 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Income – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Equity – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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
Techalloy, Inc., Wayne Trail Technologies, Inc., Lincoln Global, Inc., the Lenders and KeyBank National
Association (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on July 6, 2017 SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.3
Note Purchase Agreement, dated as of October 20, 2016, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Techalloy, Inc. and Wayne Trail Technologies, Inc. and the purchaser party thereto (filed as Exhibit 10.4 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2016, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.4*
Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made part hereof).

10.5*
Amendment No. 1 to Supplemental Executive Retirement Plan (As Amended and Restated as of December 31, 2008) dated November 29, 2016 (filed as Exhibit 10.6 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2016, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description
10.6*
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

10.9*
2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.10*	2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) (filed herewith).
10.11*
The Lincoln Electric Company Restoration Plan (filed as Exhibit 4.3 to Form S-8 of Lincoln Electric Holdings, Inc. filed on December 19, 2016, SEC File No. 333-215168, and incorporated herein by reference and made a part hereof).

10.12*
The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2017 dated December 20, 2016 (filed as Exhibit 10.11 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2016, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.13*	Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2017 dated July 25, 2017 (filed herewith).
10.14*
Form of Change in Control Severance Agreement (as entered into by the Company and its executive officers) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 21, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.15*
2006 Equity and Performance Incentive Plan (Restated as of March 3, 2011) (filed as Annex A to Lincoln Electric Holdings, Inc. proxy statement filed on March 18, 2011, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.16*
2006 Stock Plan for Non-Employee Directors (filed as Appendix C to Lincoln Electric Holdings, Inc. proxy statement dated March 28, 2006, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.20*
2015 Equity and Incentive Compensation Plan (filed as Appendix B to Lincoln Electric Holdings, Inc. definitive proxy statement filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.21*
2015 Stock Plan for Non-Employee Directors (filed as Appendix C to Lincoln Electric Holdings, Inc. definitive proxy statement filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.22*
Amendment No. 1 to the 2015 Stock Plan for Non-Employee Directors (filed as Appendix C to Lincoln Electric Holdings, Inc. proxy statement dated March 20, 2017, SEC File No. 0-1402 and incorporated by reference and made a part hereof).

10.23*
Form of Restricted Share Agreement for Non-Employee Directors (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on July 29, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.24*	Form of Restricted Share Agreement for Non-Employee Directors (filed herewith).

Exhibit No.	Description
10.25*
Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc. for the three months ended September 30, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.26*
Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.37 to Form 10-K of the Lincoln Electric Holdings, Inc. for the year ended December 31, 2010, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.27*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.28*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.31*
Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.33 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2013, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.32*
Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.21 to Form 10-K of Lincoln Electrics Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.33*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.34*
Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.22 to Form 10-K of Lincoln Electrics Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.35*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
10.36*
Form of Officer Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.37*
Form of Director Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
Geoffrey P. Allman Senior Vice President, Corporate Controller (principal accounting officer) February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER L. MAPES	/s/ VINCENT K. PETRELLA
Christopher L. Mapes, Chairman, President and Chief Executive Officer (principal executive officer) February 27, 2018	Vincent K. Petrella, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) February 27, 2018

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman, Senior Vice President, Corporate Controller (principal accounting officer) February 27, 2018	Geoffrey P. Allman as Attorney-in-Fact for Curtis E. Espeland, Director February 27, 2018

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for David H. Gunning, Director February 27, 2018	Geoffrey P. Allman as Attorney-in-Fact for Stephen G. Hanks, Director February 27, 2018

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Michael F. Hilton, Director February 27, 2018	Geoffrey P. Allman as Attorney-in-Fact for G. Russell Lincoln, Director February 27, 2018

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 27, 2018	Geoffrey P. Allman as Attorney-in-Fact for William E. MacDonald, III, Director February 27, 2018

/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Phillip J. Mason, Director February 27, 2018	Geoffrey P. Allman as Attorney-in-Fact for Ben Patel, Director February 27, 2018

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Hellene S. Runtagh, Director February 27, 2018	Geoffrey P. Allman as Attorney-in-Fact for George H. Walls, Jr., Director February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index as Item 15 (a) (2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations or the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since at least 1923, but we are unable to determine the specific year.
Cleveland, OH
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lincoln Electric Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lincoln Electric Holdings, Inc. internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Air Liquide Welding, which is included in the 2017 consolidated financial statements of the Company and constituted 14% of total assets as of December 31, 2017 and 7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Air Liquide Welding.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index as Item 15(a)(2), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Cleveland, Ohio

February 27, 2018

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$2,624,431	$2,274,614	$2,535,791
Cost of goods sold	1,744,105	1,485,316	1,694,647
Gross profit	880,326	789,298	841,144
Selling, general & administrative expenses	537,525	466,676	496,748
Rationalization and asset impairment charges (Notes 4 and 6)	6,590	—	19,958
Pension settlement charges (Note 11)	8,150	—	142,738
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	34,348	—
Bargain purchase gain (Note 3)	(49,650)	—	—
Operating income	377,711	288,274	181,700
Other income (expense):
Interest income	4,788	2,092	2,714
Equity earnings in affiliates	2,742	2,928	3,015
Other income	5,215	3,173	4,182
Interest expense	(24,220)	(19,079)	(21,824)
Total other income (expense)	(11,475)	(10,886)	(11,913)
Income before income taxes	366,236	277,388	169,787
Income taxes (Note 12)	118,761	79,015	42,375
Net income including non-controlling interests	247,475	198,373	127,412
Non-controlling interests in subsidiaries' loss	(28)	(26)	(66)
Net income	$247,503	$198,399	$127,478

Basic earnings per share	$3.76	$2.94	$1.72
Diluted earnings per share	$3.71	$2.91	$1.70

Cash dividends declared per share	$1.44	$1.31	$1.19
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income including non-controlling interests	$247,475	$198,373	$127,412
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $17 in 2017; $(21) in 2016; $336 in 2015	288	39	557
Defined pension plan activity, net of tax of $19,252 in 2017; $4,297 in 2016; $61,538 in 2015	10,662	3,837	98,117
Currency translation adjustment	71,016	(36,752)	(106,935)
Transactions with non-controlling interests	—	—	(7)
Other comprehensive loss	81,966	(32,876)	(8,268)
Comprehensive income	329,441	165,497	119,144
Comprehensive loss attributable to non-controlling interests	87	(132)	(689)
Comprehensive income attributable to shareholders	$329,354	$165,629	$119,833
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$326,701	$379,179
Accounts receivable (less allowance for doubtful accounts of $15,943 in 2017; $7,768 in 2016)	395,279	273,993
Inventories (Note 15)	348,667	255,406
Marketable securities	179,125	38,922
Other current assets	123,836	96,213
Total Current Assets	1,373,608	1,043,713
Property, plant and equipment, net (Note 1)	$477,031	$372,377
Intangibles, net (Note 4)	127,452	130,088
Goodwill (Note 4)	234,582	231,919
Deferred income taxes (Note 12)	15,937	8,424
Other assets	177,937	156,916
TOTAL ASSETS	$2,406,547	$1,943,437
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 8)	$2,020	$1,758
Trade accounts payable	269,763	176,757
Accrued employee compensation and benefits	91,902	67,431
Dividends payable	25,608	22,986
Customer advances	19,683	21,238
Other current liabilities	119,655	97,806
Current portion of long-term debt (Note 8)	111	131
Total Current Liabilities	528,742	388,107
Long-term debt, less current portion (Note 8)	704,136	703,704
Deferred income taxes (Note 12)	40,716	41,617
Other liabilities	200,500	97,803
Total Liabilities	1,474,094	1,231,231
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2017 and 2016; outstanding – 65,662,546 shares in 2017 and 65,674,754 shares in 2016	9,858	9,858
Additional paid-in capital	334,309	309,417
Retained earnings	2,388,219	2,236,071
Accumulated other comprehensive loss	(247,186)	(329,037)
Treasury shares, at cost – 32,918,888 shares in 2017 and 32,906,680 shares in 2016	(1,553,563)	(1,514,832)
Total Shareholders' Equity	931,637	711,477
Non-controlling interests	816	729
Total Equity	932,453	712,206
TOTAL LIABILITIES AND EQUITY	$2,406,547	$1,943,437
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2014	76,997	$9,858	$258,816	$2,086,174	$(288,622)	$(783,677)	$3,232	$1,285,781
Net income				127,478			(66)	127,412
Unrecognized amounts from defined benefit pension plans, net of tax					98,117			98,117
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					557			557
Currency translation adjustment					(106,312)		(623)	(106,935)
Cash dividends declared – $1.19 per share				(87,814)				(87,814)
Stock-based compensation activity	274		14,092			2,421		16,513
Purchase of shares for treasury	(6,578)					(399,494)		(399,494)
Transactions with non-controlling interests					(7)		(1,682)	(1,689)
Balance at December 31, 2015	70,693	9,858	272,908	2,125,838	(296,267)	(1,180,750)	861	932,448
Net income				198,399			(26)	198,373
Unrecognized amounts from defined benefit pension plans, net of tax					3,837			3,837
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					39			39
Currency translation adjustment					(36,646)		(106)	(36,752)
Cash dividends declared – $1.31 per share				(88,166)				(88,166)
Stock-based compensation activity	843		36,509			7,921		44,430
Purchase of shares for treasury	(5,862)					(342,003)		(342,003)
Balance at December 31, 2016	65,674	9,858	309,417	2,236,071	(329,037)	(1,514,832)	729	712,206
Net income				247,503			(28)	247,475
Unrecognized amounts from defined benefit pension plans, net of tax					10,662			10,662
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax					288			288
Currency translation adjustment					70,901		115	71,016
Cash dividends declared – $1.44 per share				(95,355)				(95,355)
Stock-based compensation activity	470		24,892			4,433		29,325
Purchase of shares for treasury	(481)					(43,164)		(43,164)
Balance at December 31, 2017	65,663	$9,858	$334,309	$2,388,219	$(247,186)	$(1,553,563)	$816	$932,453
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$247,503	$198,399	$127,478
Non-controlling interests in subsidiaries' loss	(28)	(26)	(66)
Net income including non-controlling interests	247,475	198,373	127,412
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges (Notes 4 and 6)	1,441	—	6,269
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	34,348	—
Bargain purchase gain (Note 3)	(49,650)	—	—
Net impact of U.S. Tax Act (Note 12)	28,616	—	—
Depreciation and amortization	68,115	65,073	64,007
Equity earnings in affiliates, net	(337)	(261)	(530)
Deferred income taxes (Note 12)	4,058	(9,805)	(55,728)
Stock-based compensation (Note 9)	12,698	10,332	7,932
Pension expense, settlements and curtailments (Note 11)	2,517	13,988	162,815
Pension contributions and payments	(4,683)	(22,484)	(53,547)
Other, net	6,085	(4,076)	958
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(16,811)	(12,314)	56,741
Decrease in inventories	19,448	14,601	56,067
(Increase) decrease in other current assets	(8,143)	1,532	(19,972)
Increase (decrease) in accounts payable	17,871	29,627	(46,911)
(Decrease) increase in other current liabilities	(13)	(9,286)	1,511
Net change in other assets and liabilities	6,158	2,909	5,808
NET CASH PROVIDED BY OPERATING ACTIVITIES	334,845	312,557	312,832
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(61,656)	(49,877)	(50,507)
Acquisition of businesses, net of cash acquired (Note 3)	(72,468)	(71,567)	(37,076)
Proceeds from sale of property, plant and equipment	2,301	1,127	2,310
Purchase of marketable securities	(205,584)	(38,920)	—
Proceeds from marketable securities	65,380	—	—
Other investing activities	—	(709)	(79)
NET CASH USED BY INVESTING ACTIVITIES	(272,027)	(159,946)	(85,352)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	1,892	12,505
Payments on short-term borrowings	—	(1,822)	(9,268)
Amounts due banks, net	(491)	1,469	(37,466)
Proceeds from long-term borrowings	34	350,261	357,780
Payments on long-term borrowings	(39)	(481)	(6,945)
Proceeds from exercise of stock options	16,627	25,049	5,996
Purchase of shares for treasury	(43,164)	(342,003)	(399,494)
Cash dividends paid to shareholders	(92,452)	(87,330)	(86,968)
Other financing activities	(15,552)	(19,043)	(8,022)
NET CASH USED BY FINANCING ACTIVITIES	(135,037)	(72,008)	(171,882)
Effect of exchange rate changes on cash and cash equivalents	19,741	(5,607)	(29,794)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,478)	74,996	25,804
Cash and cash equivalents at beginning of year	379,179	304,183	278,379
CASH AND CASH EQUIVALENTS AT END OF YEAR	$326,701	$379,179	$304,183
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
Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $5,654 and $3,741 in 2017 and 2016, respectively, and a loss of $6,023 in 2015.
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
Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through December 31, 2017.  The Company expects these conditions to continue for the foreseeable future.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“ LIFO”) basis. At December 31, 2017 and 2016, approximately 32% and 40% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 15 to the consolidated financial statements for additional details.
Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $27,544 and $19,252 at December 31, 2017 and 2016, respectively.
Prepaid Expenses
Prepaid expenses include prepaid insurance, prepaid rent, prepaid service contracts and other prepaid items. Prepaid expenses are included in Other current assets in the accompanying Consolidated Balance Sheets and amounted to $15,599 at December 31, 2017 and $12,139 at December 31, 2016.
Equity Investments
Investments in businesses which the Company does not own a majority interest and does not have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $19,670 at December 31, 2017 and $19,333 at December 31, 2016.

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
Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2017	2016
Land	$66,653	$46,219
Buildings	421,722	335,885
Machinery and equipment	776,436	706,938
	1,264,811	1,089,042
Less accumulated depreciation	787,780	716,665
Total	$477,031	$372,377
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
In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For 2017, the Company early adopted Accounting Standard Update No. 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.". As such, the quantitative goodwill impairment analysis is now a one-step process. The Company compared the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and the applicable discount rates to value estimated cash flows. Changes in economic and operating conditions impacting these assumptions could result in asset impairments in future periods. Refer to Note 4 to the consolidated financial statements for additional details.
Long-Lived Assets
The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Refer to Notes 4 and 6 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Fair Value Measurements
Financial assets and liabilities, such as the Company's defined benefit pension plan assets and derivative contracts, are valued at fair value using the market and income valuation approaches. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy is used to classify the inputs that measure fair value:

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
Refer to Notes 11 and 14 to the consolidated financial statements for additional details.
Product Warranties
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are generally provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Other current liabilities. Refer to Note 18 to the consolidated financial statements for additional details.
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
For contracts accounted for under the percentage of completion method, revenue recognition is typically based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses.
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
Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. Refer to Note 9 to the consolidated financial statements for additional details.
Financial Instruments
The Company uses derivative instruments to manage exposures to interest rates, commodity prices and currency exchange rate fluctuations on certain purchase and sales transactions, balance sheet and net investment exposures. Derivative contracts to hedge currency and commodity exposures are generally written on a short-term basis, but may cover exposures for up to two years while interest rate contracts may cover longer periods consistent with the terms of the underlying debt. The Company does not enter into derivatives for trading or speculative purposes.
All derivatives are recognized at fair value on the Company's Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. The Company manages individual counterparty exposure by monitoring the credit rating of the counterparty and the size of financial commitments and exposures between the Company and the counterparty.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The effective portion of the fair value unrealized gain or loss on cash flow hedges are reported as a component of Accumulated other comprehensive income ("AOCI") with offsetting amounts recorded as Other current assets, Other assets, Other current liabilities or Other liabilities depending on the position and the duration of the contract. At settlement, the realized gain or loss is recorded in Cost of goods sold or Net sales for hedges of purchases and sales, respectively, in the same period or periods during which the hedged transaction affects earnings. The ineffective portion on cash flow hedges is recognized in current earnings.
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
Net investment hedges
For derivative instruments that qualify as a net investment hedge, the effective portion of the fair value gains or losses are recognized in AOCI with offsetting amounts recorded as Other current assets, Other assets, Other current liabilities or Other liabilities depending on the position and the duration of the contract. The gains or losses are subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The gains or losses on these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged.
Refer to Note 13 to the consolidated financial statements for additional details.
Research and Development
Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $47,899, $44,720 and $47,182 in 2017, 2016 and 2015, respectively.
Bonus
Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs. Bonus costs were $97,392 in 2017, $83,620 in 2016 and $98,651 in 2015.
Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. Refer to Note 12 to the consolidated financial statements for additional details.

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
Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method, a form of the income approach supported by observable market data for peer companies. Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 3 to the consolidated financial statements for additional details.
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
ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation award vesting and exercises as a discrete income tax adjustment in the income statement. Previously, these amounts were recognized in Additional paid-in capital. Net excess tax benefits of $6,276 for the twelve months ended December 31, 2017 were recognized as a reduction of income tax expense. Earnings per share increased by $0.09 per share for the twelve months ended December 31, 2017, respectively, as a result of this change. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares. This change results in an insignificant increase in diluted weighted average shares outstanding for the twelve months ended December 31, 2017.
ASU 2016-09 requires that excess tax benefits from stock-based compensation awards be reported as operating activities in the Consolidated Statements of Cash Flows. Previously, this activity was included in financing activities in the Consolidated Statements of Cash Flows. The Company has elected to apply this change on a retrospective basis. As a result, excess tax benefits of $6,276 are reported as Net cash provided by operating activities for the twelve months ended December 31, 2017 and $9,154 of excess tax benefits were reclassified from Net cash used by financing activities to Net cash provided by operating activities for the twelve months ended December 31, 2016.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides updated guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Under this ASU, an entity should account for the effects of an award modification unless the fair value, vesting conditions and equity or liability classification of the modified award are the same as the original award. The ASU is effective January 1, 2018, early adoption is permitted and the ASU should be

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

applied prospectively. The Company elected early adoption and ASU 2017-09 is effective for the Company as of October 1, 2017.
In January 2017, the FASB issued ASU No. 2017-04, "Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test.  Under this ASU, an entity should perform the first step in the annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective January 1, 2020, early adoption is permitted and the ASU should be applied prospectively. The Company elected early adoption and ASU 2017-09 is effective for the Company as of January 1, 2017.
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

To evaluate the impact of adopting this new guidance on the consolidated financial statements, the Company completed a scoping analysis of revenue streams against the requirements of the standard. In addition, the Company completed a review of customer contracts and implemented changes to processes and controls to meet the standard’s reporting and disclosure requirements. Upon adoption of the guidance’s control model, ASU 2014-09 will change the timing of when revenue is recognized for certain customized products and deliverables. The Company adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective transition method applied to those contracts that were not completed as of that date. The adoption will not have a material impact on the Company’s consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following ASUs were adopted as of January 1, 2018. The impact on the Company's consolidated financial statements is described within the table below:

Standard	Description
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, issued August 2017.
Provides updated guidance to more closely align hedge accounting with a company's risk management strategy, to simplify the application of hedge accounting and to better portray the economic results of hedging instruments in the financial statements. The ASU is effective January 1, 2019 and early adoption is permitted. On the date of adoption, the ASU applies to all existing hedging relationships and should be reflected as of the beginning of the respective fiscal year. The Company early adopted the ASU effective January 1, 2018. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, issued March 2017.
Requires an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The adoption primarily results in the reclassification of other components of net periodic benefit cost outside of Operating income in the Consolidated Statements of Income.  Refer to Note 11 of the consolidated financial statements for details.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, issued January 2017.
Provides updated guidance for evaluating whether certain transactions should be accounted for as an acquisition (or disposal) of an asset or a business. The ASU should be applied prospectively. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

ASU No. 2016-18, Statement of Cash Flows(Topic 230): Restricted Cash, issued November 2016.
Requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU should be applied retrospectively. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, issued October 2016.
Requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU should be applied using a modified retrospective approach, through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, issued August 2016.
Reduces existing diversity in practice by addressing eight specific cash flow issues related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU should be applied retrospectively. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), issued February 2018.
Allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Act (as defined within Note 12 to the consolidated financial statements). The ASU only applies to the income tax effects of the U.S. Tax Act, all other existing guidance remains the same. The ASU is effective January 1, 2019, early adoption is permitted and the ASU should be applied retrospectively to each period impacted by the U.S. Tax Act.

ASU No. 2016-02, Leases (Topic 842), issued February 2016.
Increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing agreements. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The ASU is effective January 1, 2019, early adoption is permitted and the ASU should be applied using either a modified retrospective or modified retrospective with practical expedients approach.

NOTE 2 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$247,503	$198,399	$127,478
Denominator:
Basic weighted average shares outstanding	65,739	67,462	74,111
Effect of dilutive securities - Stock options and awards	904	694	743
Diluted weighted average shares outstanding	66,643	68,156	74,854
Basic earnings per share	$3.76	$2.94	$1.72
Diluted earnings per share	$3.71	$2.91	$1.70
For the years ended December 31, 2017, 2016 and 2015, common shares subject to equity-based awards of 157,033, 774,502 and 522,471, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 3 – ACQUISITIONS
During July 2017, the Company completed its acquisition of Air Liquide Welding, a subsidiary of Air Liquide. The agreed upon purchase price was $135,123, which was adjusted for certain debt like obligations, for a net purchase price of $61,953, net of cash acquired. The primary debt like obligation was a pension liability. The acquisition was accounted for as a business combination. The funding of the cash portion of the purchase price and acquisition costs was provided for with available cash.
The complementary business enhanced the Company’s global specialty consumables portfolio and extended its channel reach for equipment systems and cutting, soldering and brazing solutions in Europe. The acquisition also offers European customers more comprehensive welding solutions, greater technical application expertise and improved service levels.
The fair value of the net assets acquired exceeded the purchase consideration by $49,650, resulting in a bargain purchase gain at acquisition, which is included in Bargain purchase gain in the Company’s Consolidated Statements of Income. The Company believes that the bargain purchase gain was primarily the result of the divestiture by Air Liquide of the welding business, which was outside Air Liquide’s core business, as part of an overall repositioning of its core business. The Company anticipates future integration initiatives are necessary in order to achieve commercial and operational synergies. The assets and liabilities assumed and presented in the table below are based on available information and may be revised during the measurement period, not to exceed 12 months, if additional information becomes available.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the purchase price allocation for the Air Liquide Welding acquisition:

Assets acquired and liabilities assumed	As of July 31, 2017
Accounts receivable	$89,442
Inventory (1)	97,803
Property, plant and equipment (2)	73,056
Intangible assets (3)	11,715
Accounts payable	(65,640)
Pension liability	(67,563)
Bargain purchase gain	(49,650)
Net other assets and liabilities (4)	(27,210)
Total purchase price, net of cash acquired(5)	$61,953

(1)	Inventories acquired were sold in 2017 resulting in a $4,578 increase in cost of sales for the amortization of step up in the value of acquired inventories.

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
(5) Reflects a receivable from seller of $10,670 as of December 31, 2017 for an agreed upon purchase price adjustment received in the first quarter of 2018.
In 2017, the Company recognized $15,002 in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Such costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Income.
In 2016, the Air Liquide Welding businesses generated sales of approximately $400 million. Beginning August 1, 2017, the Company's Consolidated Statements of Income include the results of the Air Liquide Welding businesses, including sales revenue of $182 million through December 31, 2017. The impact on net income in the year ended December 31, 2017 from Air Liquide Welding businesses was immaterial.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2017 and 2016 were as follows:

	Americas Welding	International Welding	The Harris Products Group	Consolidated
Balance as of December 31, 2015	$152,335	$23,345	$11,824	$187,504
Additions and adjustments (1)(2)	43,217	(30)	(301)	42,886
Foreign currency translation	826	349	354	1,529
Balance as of December 31, 2016	196,378	23,664	11,877	231,919
Additions and adjustments (2)	(76)	—	(301)	(377)
Impairment charges (3)	(1,091)	—	—	(1,091)
Foreign currency translation	2,048	2,003	80	4,131
Balance as of December 31, 2017	$197,259	$25,667	$11,656	$234,582

(1)	Additions to Americas Welding reflect goodwill recognized in the acquisition of Vizient in 2016.

(2)	Adjustments to Harris Products Group include the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial reporting purposes.

(3)
The Company performed an interim goodwill impairment test, using a combination of income and market valuation approaches, resulting in a non-cash impairment charge to the carrying value of goodwill. The impairment charge is recorded within Rationalization and asset impairment charges in the accompanying Consolidated Statements of Income.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$24,235		$17,113
Intangible assets subject to amortization
Trademarks and trade names	$41,203	$24,147	$38,972	$20,648
Customer relationships	93,139	47,175	91,216	39,033
Patents	27,777	12,978	28,073	11,467
Other	57,351	31,953	52,071	26,209
Total intangible assets subject to amortization	$219,470	$116,253	$210,332	$97,357
Increases in gross intangible assets reflect the acquisition of Air Liquide Welding in 2017.
Aggregate amortization expense was $15,671, $14,525 and $13,296 for 2017, 2016 and 2015, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $14,856 in 2018, $13,233 in 2019, $12,513 in 2020, $11,467 in 2021 and $10,437 in 2022.

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
During the first quarter of 2016, the Company realigned its organizational and leadership structure into three operating segments to support growth strategies and enhance the utilization of the Company's worldwide resources and global sourcing initiatives. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment primarily includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as its retail business in the United States. 2015 results reflect the realigned segment structure.
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being adjusted earnings before interest and income taxes ("Adjusted EBIT"). EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2017 approximately 32% of total inventories were valued using the LIFO method. At December 31, 2016 and 2015 approximately 40% of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	Americas Welding (1)	International Welding (2)	The Harris Products Group	Corporate / Eliminations (3)	Consolidated
For the Year Ended December 31, 2017
Net sales	$1,609,779	$724,024	$290,628	$—	$2,624,431
Inter-segment sales	97,382	18,860	8,190	(124,432)	$—
Total	$1,707,161	$742,884	$298,818	$(124,432)	$2,624,431
Adjusted EBIT	$291,866	$41,721	$36,442	$309	$370,338
Special items charge (gain)	9,242	10,076	—	(34,648)	$(15,330)
EBIT	$282,624	$31,645	$36,442	$34,957	$385,668
Interest income					4,788
Interest expense					(24,220)
Income before income taxes					$366,236

Total assets	$1,253,411	$919,995	$175,151	$57,990	$2,406,547
Equity investments in affiliates	4,037	24,489	—	—	$28,526
Capital expenditures	43,158	14,549	3,949	—	$61,656
Depreciation and amortization	47,038	18,364	2,885	(172)	$68,115
For the Year Ended December 31, 2016
Net sales	$1,494,982	$507,289	$272,343	$—	$2,274,614
Inter-segment sales	93,612	15,975	8,709	(118,296)	$—
Total	$1,588,594	$523,264	$281,052	$(118,296)	$2,274,614
Adjusted EBIT	$266,633	$29,146	$32,380	$564	$328,723
Special items charge	—	—	—	34,348	$34,348
EBIT	$266,633	$29,146	$32,380	$(33,784)	$294,375
Interest income					2,092
Interest expense					(19,079)
Income before income taxes					$277,388

Total assets	$1,278,417	$529,223	$161,391	$(25,594)	$1,943,437
Equity investments in affiliates	3,946	23,355	—	—	$27,301
Capital expenditures	35,314	12,354	2,209	—	$49,877
Depreciation and amortization	47,359	15,063	2,860	(209)	$65,073
For the Year Ended December 31, 2015
Net sales	$1,741,350	$530,460	$263,981	$—	$2,535,791
Inter-segment sales	92,538	18,747	9,312	(120,597)	$—
Total	$1,833,888	$549,207	$273,293	$(120,597)	$2,535,791
Adjusted EBIT	$316,689	$34,511	$27,882	$(275)	$378,807
Special items charge	173,239	16,671	—	—	$189,910
EBIT	$143,450	$17,840	$27,882	$(275)	$188,897
Interest income					2,714
Interest expense					(21,824)
Income before income taxes					$169,787

Total assets	$1,165,817	$543,254	$143,905	$(68,805)	$1,784,171
Equity investments in affiliates	3,791	23,450	—	—	$27,241
Capital expenditures	35,721	12,059	2,727	—	$50,507
Depreciation and amortization	45,447	15,776	2,978	(194)	$64,007

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

(1)	2017 special items reflect non-cash pension settlement charges related to lump sum pension payments, as well as non-cash charges related to the impairment of goodwill.
2015 special items reflect net charges related to employee severance and other related costs, Venezuelan foreign exchange remeasurement losses related to the adoption of a new foreign exchange mechanism and non-cash pension settlement charges related to the purchase of a group annuity contract.

(2)
2017 special items reflect amortization of step up in value of acquired inventories related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements, as well as charges related to employee severance, asset impairments and other related costs.

2015 special items reflect net charges related to employee severance and other costs and adjustments to reclassify a potential divestiture that was previously held-for-sale, as well as non-cash charges related to the impairment of goodwill and long-lived assets.

(3)
2017 special items reflect a bargain purchase gain and acquisition transaction and integration costs related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

2016 special items reflect a loss related to the deconsolidation of the Company's Venezuelan subsidiary.

Export sales (excluding inter-company sales) from the United States were $151,630 in 2017, $134,216 in 2016 and $175,049 in 2015. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2017.
The geographic split of the Company's Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2017	2016	2015
Net sales:
United States	$1,388,816	$1,308,635	$1,387,882
Foreign countries	1,235,615	965,979	1,147,909
Total	$2,624,431	$2,274,614	$2,535,791

	December 31,
	2017	2016	2015
Property, plant and equipment, net:
United States	$194,491	$176,041	$173,974
Foreign countries	282,931	196,679	237,718
Eliminations	(391)	(343)	(369)
Total	$477,031	$372,377	$411,323

NOTE 6 – RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment charges of $6,590 and $19,958 for the years ended December 31, 2017 and 2015. The 2017 charges include $5,149 primarily related to employee severance and $1,441 in asset impairment charges.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

International Welding Plans:
During 2017, the Company initiated rationalization plans within International Welding. The plan includes headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. At December 31, 2017, liabilities relating to the International Welding plans of $3,610 were recognized in Other current liabilities. The Company does not anticipate significant additional charges related to the completion of these plans.
During 2015, the Company initiated rationalization plans within International Welding. The plan included headcount restructuring to better align the cost structures with economic conditions and operating needs. The Company does not anticipate any additional charges related to the completion of these plans.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods. The following table summarizes the activity related to the rationalization liabilities by segment for the year ended December 31, 2017:

	Americas Welding	International Welding	Consolidated
Balance at December 31, 2015	$67	$7,598	$7,665
Payments and other adjustments	(67)	(2,408)	(2,475)
Balance at December 31, 2016	$—	$5,190	$5,190
Payments and other adjustments	—	(3,536)	(3,536)
Charged to expense	—	5,149	5,149
Balance at December 31, 2017	$—	$6,803	$6,803

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the years ended December 31, 2017 and 2016:

	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2015	$548		$(99,776)		$(197,039)		$(296,267)
Other comprehensive income (loss) before reclassification	2,026		(1,268)	(2)	(36,646)	(3)	(35,888)
Amounts reclassified from AOCI	(1,987)	(1)	5,105	(2)	—		3,118
Net current-period other comprehensive income (loss)	39		3,837		(36,646)		(32,770)
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	(2,074)		2,736	(2)	70,901	(3)	71,563
Amounts reclassified from AOCI	2,362	(1)	7,926	(2)	—		10,288
Net current-period other comprehensive income (loss)	288		10,662		70,901		81,851
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)

(1)
During 2017, this AOCI reclassification is a component of Net sales of $1,860 (net of tax of $693) and Cost of goods sold of $502 (net of tax of $93); during 2016, the reclassification is a component of Net sales of $(1,580) (net of tax of $(577)) and Cost of goods sold of $(407) (net of tax of $(24)). Refer to Note 13 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $19,252 and $4,297 during the years ended December 31, 2017 and 2016, respectively). Refer to Note 11 to the consolidated financial statements for additional details.

(3)
The Other comprehensive income before reclassifications excludes $115 and $(106) attributable to Non-controlling interests in the years ended December 31, 2017 and 2016, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. Refer to Consolidated Statements of Equity for additional details.

NOTE 8 – DEBT
At December 31, 2017 and 2016, debt consisted of the following:

	December 31,
	2017	2016
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,491 and $1,586 at December 31, 2017 and 2016, respectively), swapped $100,000 to variable interest rates of 2.0% to 3.2%	$693,424	$692,975
Other borrowings due through 2023, interest up to 8.0%	10,823	10,860
	704,247	703,835
Less current portion	111	131
Long-term debt, less current portion	704,136	703,704
Short-term debt
Amounts due banks, interest at 31.8% (29.0% in 2016)	2,020	1,758
Current portion long-term debt	111	131
Total short-term debt	2,131	1,889
Total debt	$706,267	$705,593
At December 31, 2017 and 2016, the fair value of long-term debt, including the current portion, was approximately $687,428 and $669,209, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes, as shown in the table below, have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of December 31, 2017, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the 2015 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
On October 20, 2016 the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes, as shown in the table below, have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2017, the Company was in compliance with all of its debt covenants.

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
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”).  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2017, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Other
Maturities of long-term debt, including payments under capital leases and amounts due banks, for the five years succeeding December 31, 2017 are $2,132 in 2018, $111 in 2019, $108 in 2020, $110 in 2021, $107 in 2022 and $710,607 thereafter. Total interest paid was $23,820 in 2017, $15,332 in 2016 and $5,631 in 2015. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and adjustments to the forward contract discussed in Note 14.

NOTE 9 – STOCK PLANS
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2017, there were 4,324,951 common shares available for future grant under all plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Stock Options
The following table summarizes stock option activity for the year ended December 31, 2017 under all Plans:

	Year Ended December 31,
	2017
	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	1,609,702	$51.32
Options granted	182,615	85.43
Options exercised	(401,233)	41.44
Options canceled	(28,636)	68.18
Balance at end of year	1,362,448	58.45
Exercisable at end of year	952,889	52.57
Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2017. In 2017, all options issued were under the Employee Plan.
The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company's historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31 were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	25.77%	28.86%	30.73%
Dividend yield	1.62%	1.70%	1.48%
Risk-free interest rate	1.90%	1.27%	1.32%
Expected option life (years)	4.5	4.5	4.5
Weighted average fair value per option granted during the year	$17.50	$12.55	$16.35
The following table summarizes non-vested stock options for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	458,382	$14.32
Granted	182,615	17.50
Vested	(205,066)	14.82
Forfeited	(26,372)	14.58
Balance at end of year	409,559	15.47
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2017 was $45,139 and $37,169, respectively. The total intrinsic value of awards exercised during 2017, 2016 and 2015 was $19,328, $30,967 and $6,879, respectively. The total fair value of options that vested during 2017, 2016 and 2015 was $3,040, $2,865 and $3,273, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes information about awards outstanding as of December 31, 2017:

	Outstanding			Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $49.99	508,257	$38.79	3.9	508,257	$38.79	3.9
$50.00 - $59.99	224,894	58.11	8.1	75,615	58.07	8.1
Over $60.00	629,297	74.45	7.3	369,017	70.43	6.5
	1,362,448		6.2	952,889		5.2
Restricted Share Awards ("RSAs")
The following table summarizes restricted share award activity for the year ended December 31, 2017 under all Plans:

	Year Ended December 31,
	2017
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	46,159	$64.65
Shares granted	13,910	89.82
Shares vested	(12,213)	90.37
Balance at end of year	47,856	71.54
RSAs are valued at the quoted market price on the grant date. The majority of RSAs vest over a period of three to five years. The Company issued common shares from treasury upon the granting of RSAs in 2017. Restricted shares issued in 2017 were under the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSAs is 1.2 years as of December 31, 2017.
Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")
The following table summarizes RSU and PSU activity for the year ended December 31, 2017 under all Plans:

	Year Ended December 31,
	2017
	Number of Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	376,784	$59.75
Units granted	145,245	85.69
Units vested	(71,845)	49.39
Units forfeited	(31,218)	66.68
Balance at end of year	418,966	69.98
RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of three to five years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 10,193 RSUs to common shares in 2017 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2017, 96,180 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2017, 110,585 RSUs were issued under the Employee Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.9 years as of December 31, 2017.
PSUs are valued at the quoted market price on the grant date. PSUs vest over a three-year period and are based on the Company's performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2017, the Company issued 34,660 PSU's and has 75,285 PSUs

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

outstanding under the Employee Plan at a weighted average fair value of $70.09 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.6 years as of December 31, 2017.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2017, 2016 and 2015 was $12,698, $10,332 and $7,932, respectively. The related tax benefit for 2017, 2016 and 2015 was $4,861, $3,955 and $3,037, respectively. As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested stock options, RSAs, RSUs and PSUs was $20,022, which is expected to be recognized over a weighted average period of approximately 1.9 years years.
Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 10,458 in 2017, 15,827 in 2016 and 16,012 in 2015.

NOTE 10 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 55 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2017, the Company purchased a total of 0.5 million shares at an average cost per share of $89.58. As of December 31, 2017, 8.4 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

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
Obligations and Funded Status

	December 31,
	2017		2016
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$484,758	$79,972	$481,345	$76,824
Service cost	608	2,678	15,474	2,215
Interest cost	19,497	3,253	20,676	2,902
Plan participants' contributions	—	176	—	148
Acquisitions (1)	—	100,551	—	—
Actuarial loss (gain)	46,144	4,926	20,333	7,671
Benefits paid	(6,409)	(4,909)	(29,002)	(2,306)
Settlements/curtailments (2)	(37,523)	(700)	(24,068)	—
Currency translation	—	7,576	—	(7,482)
Benefit obligations at end of year	507,075	193,523	484,758	79,972

Change in plan assets
Fair value of plan assets at beginning of year	528,744	70,341	502,184	73,917
Actual return on plan assets	82,732	5,770	34,779	3,485
Employer contributions	55	1,684	20,087	1,286
Plan participants' contributions	—	176	—	148
Acquisitions (1)	—	32,599	—	—
Benefits paid	(5,620)	(3,196)	(28,306)	(1,840)
Settlements (2)	(37,523)	(22)	—	—
Currency translation	—	5,992	—	(6,655)
Fair value of plan assets at end of year	568,388	113,344	528,744	70,341

Funded status at end of year	61,313	(80,179)	43,986	(9,631)
Unrecognized actuarial net loss	90,679	25,987	122,109	24,476
Unrecognized prior service cost	—	(11)	—	(18)
Unrecognized transition assets, net	—	35	—	37
Net amount recognized	$151,992	$(54,168)	$166,095	$14,864

(1)	Acquisitions in 2017 relate to acquisition of Air Liquide Welding as discussed in Note 3 to the consolidated financial statements.

(2)	Settlements in 2017 resulting from lump sum pension payments.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

In October 2016, The Lincoln Electric Company amended the plan to freeze all benefit accruals for participants under the RAP effective as of December 31, 2016. The RAP includes approximately 1,500 domestic employees who fully transitioned to The Lincoln Electric Company Employee Savings Plan (“Savings Plan”), a defined contribution retirement savings plan. The Company recorded pension curtailment gains of $2,206 for the year ended December 31, 2016 related to the amendment. The Company did not make significant contributions to the defined benefit plans in the United States in 2017.
The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2017 were $85,253, $(8) and $32, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2018 are $3,793, $1 and $3, respectively.
Amounts Recognized in Consolidated Balance Sheets

		December 31,
	2017		2016
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Prepaid pensions (1)	$81,485	$368	$64,169	$228
Accrued pension liability, current (2)	(5,332)	(3,483)	(5,064)	(283)
Accrued pension liability, long-term (3)	(14,840)	(77,064)	(15,119)	(9,576)
Accumulated other comprehensive loss, excluding tax effects	90,679	26,011	122,109	24,495
Net amount recognized in the balance sheets	$151,992	$(54,168)	$166,095	$14,864
(1) Included in Other assets.
(2) Included in Other current liabilities.
(3) Included in Other liabilities.
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2017	2016	2015
Service cost	$3,286	$17,689	$19,933
Interest cost	22,750	23,578	36,002
Expected return on plan assets	(35,800)	(35,716)	(54,638)
Amortization of prior service cost	15	(394)	(626)
Amortization of net loss (1)	4,014	9,893	19,406
Settlement/curtailment loss (gain) (2)	8,252	(1,062)	142,738
Pension cost for defined benefit plans (3)	$2,517	$13,988	$162,815
(1) The amortization of net loss includes a $959 charge resulting from the deconsolidation of the Venezuelan subsidiary during the year ended December 31, 2016.

(2)
Pension settlement charges for the year ended December 31, 2017 resulting from lump sum pension payments. For the year ended December 31, 2015, the Company recorded pension settlement charges of $142,738, primarily related to the purchase of the group annuity contract.

(3)	The decrease in pension cost for defined benefit plans for the year ended December 31, 2017 was due to the U.S. plan freeze effective December 31, 2016.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2017		2016
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Projected benefit obligation	$26,149	$182,512	$25,731	$47,776
Accumulated benefit obligation	25,870	174,667	25,460	45,128
Fair value of plan assets	5,977	102,107	5,548	38,200
The total accumulated benefit obligation for all plans was $691,827 as of December 31, 2017 and $560,230 as of December 31, 2016.
Benefit Payments for Plans
Benefits expected to be paid for the plans are as follows:

	U.S. pension plans	Non-U.S. pension plans
Estimated Payments
2018	$38,031	$8,129
2019	29,782	8,633
2020	32,547	8,833
2021	28,542	9,133
2022	28,724	8,756
2023 through 2027	149,468	44,284
Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017		2016
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Discount Rate	3.7%	2.0%	4.2%	3.3%
Rate of increase in compensation	2.5%	2.7%	2.5%	3.7%
Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2017		2016		2015
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Discount rate	4.2%	2.2%	4.5%	3.9%	4.0%	4.0%
Rate of increase in compensation	2.5%	2.5%	2.6%	3.7%	2.5%	3.9%
Expected return on plan assets	6.0%	4.5%	6.2%	5.7%	6.4%	5.4%
To develop the discount rate assumptions, the Company refers to the yield derived from matching projected pension payments with maturities of bonds rated AA or an equivalent quality. The expected long-term rate of return assumption is based on the weighted average expected return of the various asset classes in the plans' portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The rate of compensation increase is determined by the Company based upon annual reviews.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Pension Plans' Assets
The primary objective of the pension plans' investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans' assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The target allocation for plan assets is 15% to 25% equity securities and 75% to 85% debt securities.
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2017:

	Pension Plans' Assets at Fair Value as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$8,922	$—	$—	$8,922
Equity securities (1)	4,566	—	—	4,566
Fixed income securities (2)
U.S. government bonds	33,205	—	—	33,205
Corporate debt and other obligations	—	398,578	—	398,578
Investments measured at NAV (3)
Common trusts and 103-12 investments (4)				199,066
Private equity funds (5)				37,395
Total investments at fair value	$46,693	$398,578	$—	$681,732
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2016:

	Pension Plans' Assets at Fair Value as of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$3,652	$—	$—	$3,652
Equity securities (1)	4,071	—	—	4,071
Fixed income securities (2)
U.S. government bonds	20,036	—	—	20,036
Corporate debt and other obligations	—	134,051	—	134,051
Investments measured at NAV (3)
Common trusts and 103-12 investments (4)				397,924
Private equity funds (5)				39,351
Total investments at fair value	$27,759	$134,051	$—	$599,085

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

(4)
Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.

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

Supplemental Executive Retirement Plan
The Company maintains a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $772, $2,113 and $1,703 in 2017, 2016 and 2015, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $17,047, $16,738 and $14,643 at December 31, 2017, 2016 and 2015, respectively.
In October 2016, the Company announced an amendment to freeze and vest all benefit accruals under the SERP, effective November 30, 2016. The Company recorded a curtailment loss of $1,144 for the year ended December 31, 2016 related to the amendment. The value of the frozen vested benefit was converted into an account balance and deferred. In addition, the Company created The Lincoln Electric Company Restoration Plan (“Restoration Plan”) effective January 1, 2017. The Restoration Plan is a domestic unfunded plan maintained for the purpose of providing certain employees the ability to fully participate in standard employee retirement offerings, which are limited by IRS regulations on covered compensation.
Defined Contribution Plans
Substantially all U.S. employees are covered under defined contribution plans. In October 2016, the Company announced a plan redesign of the Savings Plan that was effective January 1, 2017. The Savings Plan provides that eligible employees receive up to 6% of employees' annual compensation through Company matching contributions of 100% of the first 3% of employee compensation contributed to the plan, and automatic Company contributions equal to 3% of annual compensation. In addition, certain employees affected by the RAP freeze are also eligible to receive employer contributions equal to 6% of annual compensation for a minimum period of five years or to the end of the year in which they complete thirty years of service.
The annual costs recognized for defined contribution plans were $25,285, $8,361 and $10,082 in 2017, 2016 and 2015, respectively.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12 – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2017 were as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$213,171	$209,409	$118,037
Non-U.S.	153,065	67,979	51,750
Total	$366,236	$277,388	$169,787

The components of income tax expense (benefit) for the three years ended December 31, 2017 were as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$89,182	$57,090	$60,500
Non-U.S.	25,746	23,344	28,046
State and local	7,640	8,386	9,557
	122,568	88,820	98,103
Deferred:
Federal	(4,391)	(1,716)	(47,902)
Non-U.S.	(82)	(8,261)	(3,362)
State and local	666	172	(4,464)
	(3,807)	(9,805)	(55,728)
Total	$118,761	$79,015	$42,375
The U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was enacted on December 22, 2017. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides for a one-year measurement period and provides guidance for the application of ASC Topic 740, Income Taxes. In accordance with SAB 118, the Company recognized the income tax effects of the U.S. Tax Act to the extent applicable for the year of enactment. The expense primarily relates to taxes on the Company's unremitted foreign earnings and profits, partially offset by the re-measurement of deferred tax assets and liabilities. The amounts recorded are based on reasonable estimates and may require further adjustments as additional guidance from the U.S. Department of Treasury is provided, the Company's assumptions change or as further information and interpretations become available.
The provisional amount recorded for the remeasurement of the Company's deferred tax assets and liabilities is a tax benefit of $14,532. The Company is still analyzing certain aspects of the U.S. Tax Act and refining calculations that could potentially affect the measurement of deferred income tax balances, including law changes surrounding deferred compensation.
The one-time transition tax is based on total post-1986 earnings and profits for which the Company had previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability of $36,387, resulting in an increase to income tax expense. The transition tax is based partially on the earnings and profits held in cash and partially on the earnings and profits invested in assets.
The provisional amount recorded for taxes on the planned repatriation of certain earnings and profits subject to the transition tax is $6,667. This additional tax pertains to foreign withholding taxes associated with the repatriation of earnings that are not indefinitely reinvested in the foreign operations.
The net impact of the U.S. Tax Act provisional amounts are included in Income taxes in the accompanying Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2017 were as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory rate of 35% applied to pre-tax income	$128,182	$97,086	$59,426
State and local income taxes, net of federal tax benefit	5,671	5,554	1,868
Excess tax benefits resulting from exercises of stock-based compensation	(6,276)	—	—
Net impact of the U.S. Tax Act	21,949	—	—
Foreign withholding taxes	6,667	—	—
Intangible and asset impairments/(write-off)	—	(4,438)	2,184
Foreign rate variance	(13,929)	(8,128)	(11,399)
Venezuela deconsolidation/devaluation	—	5,192	11,396
Bargain purchase gain	(17,556)	—	—
Valuation allowances	102	(8,525)	2,900
Manufacturing deduction	(5,922)	(5,190)	(9,207)
U.S. tax cost (benefit) of foreign source income	294	(489)	(8,754)
Other	(421)	(2,047)	(6,039)
Total	$118,761	$79,015	$42,375
Effective tax rate	32.4%	28.5%	25.0%
The 2017 effective tax rate is impacted by the nontaxable bargain purchase gain recorded in connection with the acquisition of Air Liquide Welding, excess tax benefits from the exercise of stock based compensation awards, the net impact of the U.S. Tax Act and income earned in lower tax rate jurisdictions. Total income tax payments, net of refunds, were $81,691 in 2017, $72,965 in 2016 and $101,939 in 2015.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Tax loss and credit carry-forwards	$65,284	$52,270
Inventory	2,501	2,080
Other accruals	14,873	18,186
Employee benefits	18,468	23,596
Pension obligations	12,363	2,503
Other	4,923	3,020
Deferred tax assets, gross	118,412	101,655
Valuation allowance	(68,694)	(47,849)
Deferred tax assets, net	49,718	53,806
Deferred tax liabilities:
Property, plant and equipment	21,427	32,210
Intangible assets	10,729	17,506
Inventory	5,891	10,059
Pension obligations	16,137	17,915
Other	20,313	9,309
Deferred tax liabilities	74,497	86,999
Total deferred taxes	$(24,779)	$(33,193)
At December 31, 2017, certain subsidiaries had tax loss carry-forwards of approximately $80,961 that expire in various years from 2018 through 2033, plus $177,796 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2017, a valuation allowance of $68,694 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. As a result of the U.S. Tax Act, the Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $6,667.  The Company considers remaining earnings in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits are classified as Other liabilities unless expected to be paid in one year, with a portion recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included expense of $1,079 for the year ended December 31, 2017 and expense of $597 for the year ended December 31, 2016 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $8,135 and $6,431, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to unrecognized tax benefits:

	2017	2016
Balance at beginning of year	$18,499	$14,332
Increase related to current year tax provisions	1,448	1,975
Increase related to prior years' tax positions	1,460	5,188
Increase related to acquisitions	8,223	—
Decrease related to settlements with taxing authorities	(522)	(265)
Resolution of and other decreases in prior years' tax liabilities	(1,734)	(1,982)
Other	1,075	(749)
Balance at end of year	$28,449	$18,499
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12,709 at December 31, 2017 and $9,813 at December 31, 2016.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013. The Company is currently subject to U.S. federal, various state audits and non-U.S. income tax audits. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $2,414 in prior years' unrecognized tax benefits in 2018.

NOTE 13 – DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2017.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2017. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $35,489 at December 31, 2017 and $36,385 at December 31, 2016.
Fair value hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At December 31, 2017, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $100,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.6% and 1.8%. The variable rates reset every three months, and cash flows related to these swaps are settled every three or six months.
Net investment hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at December 31, 2017 and December 31, 2016.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $340,884 at December 31, 2017 and $261,168 at December 31, 2016.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2017			December 31, 2016
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$519	$604	$—	$439	$923	$—
Interest rate swap agreements	—	—	5,085	—	—	5,439
Not designated as hedging instruments:
Foreign exchange contracts	2,257	3,747	—	746	1,529	—
Total derivatives	$2,776	$4,351	$5,085	$1,185	$2,452	$5,439
The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2017 and 2016 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains (losses)	2017	2016
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$17,590	$(21,096)
Commodity contracts	Cost of goods sold	—	(742)
The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2017 and 2016 consisted of the following:

	December 31,
Total gain (loss) recognized in AOCI, net of tax	2017	2016
Foreign exchange contracts	$(224)	$(512)
Net investment contracts	1,099	1,099
The Company expects a loss of $224 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2017	2016
Foreign exchange contracts	Net sales	$1,860	$(1,580)
	Cost of goods sold	502	(407)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 14 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2017 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,776	$—	$2,776	$—
Marketable securities	179,125	—	179,125	—
Total assets	$181,901	$—	$181,901	$—
Liabilities:
Foreign exchange contracts	$4,351	$—	$4,351	$—
Interest rate swap agreements	5,085	—	5,085	—
Contingent considerations	7,086	—	—	7,086
Deferred compensation	25,397	—	25,397	—
Total liabilities	$41,919	$—	$34,833	$7,086
The following table provides a summary of fair value assets and liabilities as of December 31, 2016 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$1,185	$—	$1,185	$—
Marketable securities	38,922	—	38,922	—
Total assets	$40,107	$—	$40,107	$—
Liabilities:
Foreign exchange contracts	$2,452	$—	$2,452	$—
Interest rate swap agreements	5,439	—	5,439	—
Contingent considerations	8,154	—	—	8,154
Forward contract	15,272	—	—	15,272
Deferred compensation	25,244	—	25,244	—
Total liabilities	$56,561	$—	$33,135	$23,426
The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2017, there were no transfers between Levels 1, 2 or 3.
The Company measures the fair value of marketable securities using Level 2 inputs based on quoted market prices for similar assets in active markets.
In connection with acquisitions, the Company recorded contingent considerations fair valued at $7,086 as of December 31, 2017. Under the contingent consideration agreements the amounts to be paid are based upon actual financial results of the acquired entity for specified future periods. The fair value of the contingent considerations are a Level 3 valuation and fair valued using either a probability weighted discounted cash flow analysis or an option pricing model.

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
The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2017 and December 31, 2016. Refer to Note 8 to the consolidated financial statements for the fair value estimate of debt.

NOTE 15 – INVENTORY
Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2017	2016
Raw materials	$97,577	$76,811
Work-in-process	50,695	40,556
Finished goods	200,395	138,039
Total	$348,667	$255,406
The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations.  At December 31, 2017 and 2016, approximately 32% and 40% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $68,641 at December 31, 2017 and $61,329 at December 31, 2016.

NOTE 16 – LEASES
The Company leases sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $20,450 in 2017, $16,897 in 2016 and $16,703 in 2015.
At December 31, 2017, total future minimum lease payments for noncancelable operating leases were $19,205 in 2018, $13,358 in 2019, $8,972 in 2020, $5,252 in 2021, $4,892 in 2022 and $5,629 thereafter. Assets held under capital leases are included in property, plant and equipment and are immaterial.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 17 – CONTINGENCIES
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business. Such claims and litigation include, without limitation, product liability claims, administrative claims, regulatory claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses. The claimants in the asbestos cases seek compensatory and punitive damages, in most cases for unspecified amounts. The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously.
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

NOTE 18 – PRODUCT WARRANTY COSTS
The changes in product warranty accruals for 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
Balance at beginning of year	$21,053	$19,469	$15,579
Accruals for warranties	9,901	13,058	19,824
Settlements	(11,500)	(11,434)	(15,458)
Foreign currency translation and other adjustments (1)	2,575	(40)	(476)
Balance at end of year	$22,029	$21,053	$19,469
(1)  At December 31, 2017, Foreign currency translation and other adjustments includes $2,299 in an acquired liability related to the Air Liquide Welding acquisition as discussed in Note 3 to the consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First (1)	Second (2)	Third (3)	Fourth (4)
2017
Net sales	$580,897	$626,858	$669,491	$747,185
Gross profit	203,856	217,488	219,516	239,466
Income before income taxes	77,900	83,966	130,642	73,728
Net income	55,844	61,352	106,126	24,181
Basic earnings per share (5)	$0.85	$0.93	$1.61	$0.37
Diluted earnings per share (5)	$0.84	$0.92	$1.59	$0.36
2016
Net sales	$550,772	$592,418	$567,646	$563,828
Gross profit	189,102	202,927	199,812	197,457
Income before income taxes	73,182	45,758	80,296	78,152
Net income	53,638	31,317	60,049	53,395
Basic earnings per share (5)	$0.77	$0.46	$0.90	$0.81
Diluted earnings per share (5)	$0.76	$0.45	$0.89	$0.81

(1)	2017 includes special item charges of $3,615 ($2,734 after-tax) related to acquisition transaction costs.

(2)	2017 includes special item charges of $4,498 ($3,494 after-tax) related to acquisition transaction and integration costs.
2016 includes special item charges of $34,348 ($33,251 after-tax) primarily related to the loss on deconsolidation of Venezuelan subsidiary and a tax benefit of $7,196 related to the reversal of an income tax valuation allowance as a result of a legal entity change to realign the Company's tax structure.

(3)
2017 includes special item charges of $5,283 ($3,260 after-tax) for pension settlement charges and acquisition-related items including $2,314 ($1,745 after-tax) in amortization of step up in value of acquired inventories, $3,273 ($2,229 after-tax) for acquisition transaction and integration costs and a $51,585 bargain purchase gain.

(4)
2017 includes special item charges of $2,867 ($1,770 after-tax) for pension settlement charges, $6,590 ($6,198 after-tax) for rationalization and asset impairment charges, $28,616 for the net impact of the U.S. Tax Act and acquisition-related items including $2,264 ($1,708 after-tax) in amortization of step up in value of acquired inventories, $3,616 ($3,102 after-tax) for acquisition transaction and integration costs and a $1,935 adjustment to the bargain purchase gain.

(5)	The quarterly earnings per share ("EPS") amounts are each calculated independently. Therefore, the sum of the quarterly EPS amounts may not equal the annual totals.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2017	$7,768	$1,172	$9,501	$2,498	$15,943
Year Ended December 31, 2016	7,299	1,657	72	1,260	7,768
Year Ended December 31, 2015	7,858	1,969	(1,046)	1,482	7,299

Deferred tax asset valuation allowance:
Year Ended December 31, 2017	47,849	16,222	4,854	(231)	68,694
Year Ended December 31, 2016	51,294	3,704	3,923	(11,072)	47,849
Year Ended December 31, 2015	48,840	7,533	(521)	(4,558)	51,294

(1)	Currency translation adjustment, additions from acquisitions and other adjustments.

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