Form 10-Q
period 2018-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2018-05-09
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of March 31, 2018 was 65,559,005.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22
Item 3. Quantitative and Qualitative Disclosures About Market Risk		29
Item 4. Controls and Procedures		29

PART II. OTHER INFORMATION		30
Item 1. Legal Proceedings		30
Item 1A. Risk Factors		30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30
Item 4. Mine Safety Disclosures		31
Item 6. Exhibits		31
Signatures		32
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales (Note 2)	$757,696	$580,897
Cost of goods sold	501,142	378,234
Gross profit	256,554	202,663
Selling, general & administrative expenses	161,191	123,256
Rationalization and asset impairment charges (Note 6)	10,175	—
Operating income	85,188	79,407
Interest expense, net	4,441	5,337
Other income (expense) (Note 14)	3,451	3,830
Income before income taxes	84,198	77,900
Income taxes (Note 15)	23,378	22,052
Net income including non-controlling interests	60,820	55,848
Non-controlling interests in subsidiaries’ earnings (loss)	(4)	4
Net income	$60,824	$55,844

Basic earnings per share (Note 3)	$0.93	$0.85
Diluted earnings per share (Note 3)	$0.92	$0.84
Cash dividends declared per share	$0.39	$0.35

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income including non-controlling interests	$60,820	$55,848
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $334 and $431 in the three months ended March 31, 2018 and 2017	855	1,524
Defined benefit pension plan activity, net of tax of $431 and $213 in the three months ended March 31, 2018 and 2017	1,287	714
Currency translation adjustment	19,387	28,533
Other comprehensive income (loss):	21,529	30,771
Comprehensive income	82,349	86,619
Comprehensive income (loss) attributable to non-controlling interests	55	26
Comprehensive income attributable to shareholders	$82,294	$86,593

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2018	December 31, 2017
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$369,056	$326,701
Accounts receivable (less allowance for doubtful accounts of $15,559 in 2018; $15,943 in 2017)	442,740	395,279
Inventories (Note 8)	381,530	348,667
Marketable securities	136,704	179,125
Other current assets	115,815	123,836
Total Current Assets	1,445,845	1,373,608
Property, plant and equipment (less accumulated depreciation of $803,461 in 2018; $787,780 in 2017)	482,805	477,031
Goodwill	236,569	234,582
Other assets	323,281	321,326
TOTAL ASSETS	$2,488,500	$2,406,547

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$1,981	$2,131
Trade accounts payable	277,122	269,763
Other current liabilities	271,097	256,848
Total Current Liabilities	550,200	528,742
Long-term debt, less current portion (Note 12)	700,869	704,136
Other liabilities	256,759	241,216
Total Liabilities	1,507,828	1,474,094
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	345,611	334,309
Retained earnings	2,417,773	2,388,219
Accumulated other comprehensive loss	(225,716)	(247,186)
Treasury shares	(1,567,725)	(1,553,563)
Total Shareholders’ Equity	979,801	931,637
Non-controlling interests	871	816
Total Equity (Note 7)	980,672	932,453
TOTAL LIABILITIES AND TOTAL EQUITY	$2,488,500	$2,406,547

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,824	$55,844
Non-controlling interests in subsidiaries’ earnings (loss)	(4)	4
Net income including non-controlling interests	60,820	55,848
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment charges (Note 6)	676	—
Depreciation and amortization	18,134	16,166
Equity earnings in affiliates, net	(538)	(270)
Deferred income taxes	7,955	822
Stock-based compensation	4,419	3,268
Pension (income) expense and settlement charges (Note 13)	(122)	(1,345)
Other, net	(4,950)	1,901
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(40,468)	(24,195)
Increase in inventories	(28,052)	(20,946)
(Increase) decrease in other current assets	(1,458)	4,517
Increase in trade accounts payable	3,191	7,164
Increase in other current liabilities	22,966	30,816
Net change in other assets and liabilities	1,204	2,494
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,777	76,240

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,657)	(12,037)
Acquisition of businesses, net of cash acquired	6,235	—
Proceeds from sale of property, plant and equipment	118	203
Purchase of marketable securities	(89,545)	(34,925)
Proceeds from marketable securities	131,966	3,800
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	34,117	(42,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	(60)	107
Proceeds from long-term borrowings	—	15
Payments on long-term borrowings	(3)	(12)
Proceeds from exercise of stock options	1,962	5,643
Purchase of shares for treasury (Note 7)	(14,724)	(403)
Cash dividends paid to shareholders	(25,661)	(22,986)
Other financing activities	—	(7)
NET CASH USED BY FINANCING ACTIVITIES	(38,486)	(17,643)

Effect of exchange rate changes on Cash and cash equivalents	2,947	6,623
INCREASE IN CASH AND CASH EQUIVALENTS	42,355	22,261

Cash and cash equivalents at beginning of period	326,701	379,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$369,056	$401,440
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
The accompanying Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.
The following section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
New Accounting Pronouncements adopted as of January 1, 2018:
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of that date. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 2 to the consolidated financial statements for further details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following ASUs were adopted as of January 1, 2018 and did not have a significant financial impact on the Company's consolidated financial statements unless otherwise described within the table below:

Standard	Description
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, issued August 2017.
ASU 2017-12 provides updated guidance to more closely align hedge accounting with a company's risk management strategy, to simplify the application of hedge accounting and to better portray the economic results of hedging instruments in the financial statements. The Company early adopted the ASU.

ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, issued March 2017.
ASU 2017-07 requires an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The impact of the adoption resulted in the reclassification of the other components of net periodic benefit cost from Cost of goods sold and Selling, general & administrative expenses to Other periodic pension income. The reclassification resulted in a decrease in Operating income of $2,079 as a result of an increase in Cost of goods sold of $1,193 and an increase in Selling, general & administrative expenses of $886 for the three months ended March 31, 2017. Refer to Note 13 to the consolidated financial statements for details.

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
ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), issued February 2018.
ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Act (as defined within Note 15 to the consolidated financial statements). The ASU only applies to the income tax effects of the U.S. Tax Act, all other existing guidance remains the same. The ASU is effective January 1, 2019, early adoption is permitted and the ASU should be applied retrospectively to each period impacted by the U.S. Tax Act.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — REVENUE RECOGNITION
Adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)"
On January 1, 2018, the Company adopted ASU 2014-09 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. The cumulative impact of adopting Topic 606 as of January 1, 2018 did not have a material impact to the consolidated financial statements. The Company does not expect the impact of the adoption of Topic 606 to be material to the consolidated financial statements on an ongoing basis.
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract are satisfied and control is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for goods or services. The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of sales to arrive at Net sales at the same time the related revenue is recorded. Taxes collected by the Company, including sales tax and value add tax, are excluded from Net sales. The Company recognizes freight billed as a component of Net sales and shipping costs as a component of Cost of goods sold when control transfers to the customer. Sales commissions are expensed when incurred because the amortization period is generally one year or less. These costs are recorded within Selling, general and administrative expenses in the Company's Consolidated Statements of Income.
The Company’s payment terms vary by the type and location of the customer and the products or services offered. The Company does not offer any payment terms that would meet the requirements for consideration as a financing component under Topic 606.
The following table presents the Company's Net sales disaggregated by product line:

Three Months Ended March 31, 2018
Consumables	$441,891
Equipment	315,805
Net sales	$757,696
Consumable sales consist of electrodes, fluxes, specialty welding consumables and brazing and soldering alloys. Equipment sales consist of arc welding power sources, welding accessories, fabrication, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. Consumable and Equipment products are sold within each of the Company’s operating segments.
Substantially all of the Company's sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when control of the product is transferred to the customer based upon shipping terms.
Within the Equipment product line, there are certain customer contracts related to automation products that may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers or using expected cost plus margin. In addition, for certain customized automation deliverables within the Equipment product line, there are contracts accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Less than 10% of the Company's Net sales are recognized over time.
The Company records contract liabilities for advance customer payments and billings in excess of revenue recognized. At March 31, 2018, $21,158 and $15,406, respectively, related to these contract liabilities were included in Other current liabilities in the Condensed Consolidated Balance Sheets. At January 1, 2018, the balances related to these contract liabilities were $19,683 and $11,132, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2018, $27,880 related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. At January 1, 2018, the balance related to contract assets was $22,229. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$60,824	$55,844
Denominator (shares in 000's):
Basic weighted average shares outstanding	65,579	65,688
Effect of dilutive securities - Stock options and awards	864	895
Diluted weighted average shares outstanding	66,443	66,583
Basic earnings per share	$0.93	$0.85
Diluted earnings per share	$0.92	$0.84
For the three months ended March 31, 2018 and 2017, common shares subject to equity-based awards of 174,325 and 88,220, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS
On July 31, 2017, the Company completed its acquisition of Air Liquide Welding, a subsidiary of Air Liquide. The agreed upon purchase price was $135,123, which was adjusted for certain debt like obligations, for a net purchase price of $61,953, net of cash acquired. The primary debt like obligations were pension liabilities. The acquisition was accounted for as a business combination. The funding of the cash portion of the purchase price and acquisition costs was provided for with available cash.
The complementary business enhanced the Company’s global specialty consumables portfolio and extended its channel reach for equipment systems and cutting, soldering and brazing solutions in Europe. The acquisition also offers European customers more comprehensive welding solutions, greater technical application expertise and improved service levels.
The fair value of the net assets acquired exceeded the purchase consideration by $49,650, resulting in a bargain purchase gain at acquisition, which was included in Bargain purchase gain in the Company’s Consolidated Statements of Income for the year ended December 31, 2017. The Company believes that the bargain purchase gain was primarily the result of the divestiture by Air Liquide of the welding business, which was outside Air Liquide’s core business, as part of an overall repositioning of its core business. The Company anticipates future integration initiatives are necessary in order to achieve commercial and operational synergies. The assets and liabilities assumed and presented in the table below are based on available information and may be revised during the measurement period, not to exceed 12 months from the acquisition date, if additional information becomes available.
The following table summarizes the purchase price allocation for the Air Liquide Welding acquisition:

Assets acquired and liabilities assumed	As of July 31, 2017
Accounts receivable	$89,442
Inventory (1)	97,803
Property, plant and equipment (2)	73,056
Intangible assets (3)	11,715
Accounts payable	(65,640)
Pension liability	(67,563)
Bargain purchase gain	(49,650)
Net other assets and liabilities (4)	(27,210)
Total purchase price, net of cash acquired (5)	$61,953

(1)
Inventories acquired were sold in 2017 resulting in a $4,578 increase in Cost of goods sold for the year ended December 31, 2017 related to the amortization of step up in the value of acquired inventories.

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
(5) Reflects a receivable from seller for an agreed upon purchase price adjustment. The payment of $10,983 was received in the first quarter of 2018.
In the three months ended March 31, 2018 and 2017, the Company recognized $1,907 and $3,615, respectively, in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Such costs were expensed as incurred and are included in Selling, general & administrative expenses in the Company's Consolidated Statements of Income.
In 2016, the Air Liquide Welding businesses generated sales of approximately $400 million. Beginning August 1, 2017, the Company's Consolidated Statements of Income include the results of the Air Liquide Welding businesses, including sales revenue of $107 million for the three months ended March 31, 2018.
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
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being adjusted earnings before interest and income taxes (“Adjusted EBIT”).  EBIT is defined as Operating income plus Other income (expense). EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended March 31, 2018
Net sales	$434,772	$247,320	$75,604	$—	$757,696
Inter-segment sales	26,586	4,509	1,907	(33,002)	—
Total	$461,358	$251,829	$77,511	$(33,002)	$757,696

Adjusted EBIT	$77,439	$14,973	$9,225	$(158)	$101,479
Special items charge (gain) (1)	758	10,175	—	1,907	12,840
EBIT	$76,681	$4,798	$9,225	$(2,065)	$88,639
Interest income					1,472
Interest expense					(5,913)
Income before income taxes					$84,198
Three Months Ended March 31, 2017
Net sales	$383,324	$128,888	$68,685	$—	$580,897
Inter-segment sales	22,460	4,285	2,300	(29,045)	—
Total	$405,784	$133,173	$70,985	$(29,045)	$580,897

Adjusted EBIT	$68,723	$9,605	$8,460	$64	$86,852
Special items charge (gain) (1)	—	—	—	3,615	3,615
EBIT	$68,723	$9,605	$8,460	$(3,551)	$83,237
Interest income					777
Interest expense					(6,114)
Income before income taxes					$77,900

(1) In the three months ended March 31, 2018, special items reflect pension settlement charges in Americas Welding, rationalization and asset impairment charges in International Welding and transaction and integration costs in Corporate / Eliminations related to the Air Liquide Welding acquisition as discussed in Note 4. In the three months ended March 31, 2017, special items in Corporate / Eliminations reflect transaction and integration costs related to the Air Liquide Welding acquisition.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment charges of $10,175 in the three months ended March 31, 2018. The 2018 charges include $9,499 primarily related to employee severance and $676 in asset impairment charges. A description of the Company's restructuring plans and the related costs is as follows:
During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. At March 31, 2018, liabilities of $7,613 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2017, the Company initiated rationalization plans within International Welding. The plans includes headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. At March 31, 2018, liabilities of $1,442 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
As of March 31, 2018, the Company expects additional charges in the range of $3,500 to $4,000 to be recorded related to the completion of the International Welding plans.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods. The following table summarizes the activity related to the rationalization liabilities in the International Welding segment:

Three Months Ended March 31, 2018
Balance, December 31, 2017	$6,803
Payments and other adjustments	(3,941)
Charged to expense	9,499
Balance, March 31, 2018	$12,361

NOTE 7 — EQUITY
Changes in equity for the three months ended March 31, 2018 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$931,637	$816	$932,453
Comprehensive income (loss):
Net income	60,824	(4)	60,820
Other comprehensive income (loss)	21,470	59	21,529
Total comprehensive income (loss)	82,294	55	82,349

Cash dividends declared - $0.39 per share	(25,787)	—	(25,787)
Issuance of shares under benefit plans	6,381	—	6,381
Purchase of shares for treasury	(14,724)	—	(14,724)
Balance at March 31, 2018	$979,801	$871	$980,672
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  At management’s discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. As of March 31, 2018, there remained 8.3 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	1,010		—		19,328	[3]	20,338
Amounts reclassified from AOCI	(155)	[1]	1,287	[2]	—		1,132
Net current-period other comprehensive income (loss)	855		1,287		19,328		21,470
Balance at March 31, 2018	$1,730		$(83,990)		$(143,456)		$(225,716)

	Three Months Ended March 31, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	1,543		—		28,511	[3]	30,054
Amounts reclassified from AOCI	(19)	[1]	714	[2]	—		695
Net current-period other comprehensive income (loss)	1,524		714		28,511		30,749
Balance at March 31, 2017	$2,111		$(95,225)		$(205,174)		$(298,288)

(1)
During the 2018 period, the AOCI reclassification is a component of Net sales of $135 (net of tax of $8) and Cost of goods sold of $(20) (net of tax of $(13)); during the 2017 period, the AOCI reclassification is a component of Net sales of $(185) (net of tax of $(87)) and Cost of goods sold of $166 (net of tax of $112). See Note 16 to the consolidated financial statements for additional details.

(2)
The AOCI component is included in the computation of net periodic pension costs (net of tax of $431 and $213 during the three months ended March 31, 2018 and 2017, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $59 and $22 attributable to Non-controlling interests in the three months ended March 31, 2018 and 2017, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — INVENTORY
Inventories in the Condensed Consolidated Balance Sheet is comprised of the following components:

	March 31, 2018	December 31, 2017
Raw materials	$115,278	$97,577
Work-in-process	55,309	50,695
Finished goods	210,943	200,395
Total	$381,530	$348,667
The valuation of last-in, first-out ("LIFO") method inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations.  At March 31, 2018 and December 31, 2017, approximately 33% and 32% of total inventories were valued using the LIFO method, respectively. The excess of current cost over LIFO cost was $69,553 at March 31, 2018 and $68,641 at December 31, 2017.

NOTE 9 — ACCRUED EMPLOYEE BONUS
Other current liabilities at March 31, 2018 and 2017 include accruals for year-end bonuses and related payroll taxes of $35,803 and $28,234, respectively, related to the Company’s employees worldwide.  The payment of bonuses is discretionary and subject to approval by the Board of Directors.  A majority of annual bonuses are paid in December, resulting in an increasing bonus accrual during the Company’s fiscal year.

NOTE 10 — CONTINGENCIES
The Company, like other manufacturers, is subject from time to time to a variety of civil and administrative proceedings arising in the ordinary course of business.  Such claims and litigation include, without limitation, product liability claims, regulatory claims, employment-related claims and health, safety and environmental claims, some of which relate to cases alleging asbestos induced illnesses.  The claimants in the asbestos cases seek compensatory and punitive damages, in most cases for unspecified amounts.  The Company believes it has meritorious defenses to these claims and intends to contest such suits vigorously.
The Company accrues its best estimate of the probable costs, after a review of the facts with management and counsel and taking into account past experience. For claims or litigation that are material, if an unfavorable outcome is determined to be reasonably possible and the amount of loss can be reasonably estimated, or if an unfavorable outcome is determined to be probable and the amount of loss cannot be reasonably estimated, disclosure would be provided. Many of the current cases are in differing procedural stages and information on the circumstances of each claimant, which forms the basis for judgments as to the validity or ultimate disposition of such actions, varies greatly. Therefore, in many situations a range of possible losses cannot be made. Reserves are adjusted as facts and circumstances change and related management assessments of the underlying merits and the likelihood of outcomes change. Moreover, reserves only cover identified and/or asserted claims. Future claims could, therefore, give rise to increases to such reserves.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of year	$22,029	$21,053
Accruals for warranties	1,111	2,553
Settlements	(2,301)	(2,848)
Foreign currency translation and other adjustments	110	103
Balance at March 31	$20,949	$20,861

NOTE 12 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds were used for general corporate purposes. The 2015 Notes, as shown in the table below, have original maturities ranging from 10 to 30 years with a weighted average effective interest rate of 3.5%, excluding accretion of original issuance costs, and an initial average tenure of 19 years. Interest is payable semi-annually. The 2015 Notes contain certain affirmative and negative covenants. As of March 31, 2018, the Company was in compliance with all of its debt covenants relating to the 2015 Notes.
The maturity and interest rates of the 2015 Notes are as follows:

	Amount	Maturity Date	Interest Rate
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2045	4.02%
On October 20, 2016, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. The proceeds are being used for general corporate purposes. The 2016 Notes, as shown in the table below, have original maturities ranging from 12 to 25 years with a weighted average effective interest rate of 3.1%, excluding accretion of original issuance costs, and an initial average tenure of 18 years. Interest is payable semi-annually. The 2016 Notes contain certain affirmative and negative covenants. As of March 31, 2018, the Company was in compliance with all of its debt covenants relating to the 2016 Notes.

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

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended March 31,
	2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$35	$851	$150	$584
Interest cost	4,494	970	4,870	662
Expected return on plan assets	(6,916)	(1,274)	(7,671)	(944)
Amortization of prior service cost	—	1	—	4
Amortization of net loss	384	575	547	453
Settlement charges (1)	758	—	—	—
Defined benefit plans	(1,245)	1,123	(2,104)	759
Multi-employer plans	—	227	—	193
Defined contribution plans	5,894	829	6,398	366
Total pension cost	$4,649	$2,179	$4,294	$1,318

(1)	Pension settlement charges resulting from a lump sum pension payment in the three months ended March 31, 2018.
The defined benefit plan components of Total pension cost, other than service cost, are included Other income (expense) in the Company's Consolidated Statements of Income.

NOTE 14 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended March 31,
	2018	2017
Equity earnings in affiliates	$1,200	$795
Other income	1,243	956
Other components of net periodic pension income	1,008	2,079
Total Other income (expense)	$3,451	$3,830

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 15 — INCOME TAXES
The Company recognized $23,378 of tax expense on pretax income of $84,198, resulting in an effective income tax rate of 27.8% for the three months ended March 31, 2018.  The effective income tax rate was 28.3% for the three months ended March 31, 2017.
The U.S. Tax Cuts and Jobs Act (the “U.S. Tax Act”) was enacted on December 22, 2017. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides for a one-year measurement period and provides guidance for the application of ASC Topic 740, Income Taxes. The Company recognized the income tax effects of the U.S. Tax Act to the extent applicable for 2017, the year of enactment. The provisional expense recognized in 2017 primarily related to taxes on the Company’s unremitted foreign earnings, partially offset by the re-measurement of deferred tax assets and liabilities. The amounts recorded in 2017 were based on reasonable estimates at that time.
In the first quarter of 2018, the Department of Treasury and Internal Revenue Service issued Treasury Notice 2018-13. Notice 2018-13 requires the use of the spot exchange rate, instead of the average annual exchange rate, to value unremitted foreign earnings as of December 31, 2017. Based on this new guidance, the Company increased the amount recorded in 2017 related to taxes on unremitted foreign earnings by $2,500. No other changes to provisional amounts were recorded in the first quarter of 2018. The Company continues to gather additional information and will complete the accounting within the prescribed measurement period.
The decrease in the effective tax rate for the three months ended March 31, 2018, as compared with the same period in 2017, was primarily due to the U.S. Tax Act's reduction of the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The rate decrease was partially offset by the $2,500 adjustment discussed above as well as an incremental tax expense recorded in the first quarter of 2018. The incremental tax expense was the result of the Global Intangible Low-Taxed Income (“GILTI”) provisions of the U.S. Tax Act, partially offset by the Foreign-Derived Intangible Income (“FDII”) provisions. The amount recorded is based on a reasonable estimate as of March 31, 2018. The Company has not determined its accounting policy with respect to GILTI and has therefore included the 2018 estimate as a period cost and included as part of the estimated annual effective tax rate. The Company is continuing to gather additional information to complete its analysis within the prescribed measurement period. The Company is also continuing to analyze applicability of the Base Erosion Anti-Abuse Tax ("BEAT") and the interest expense limitation during the prescribed period.
As of March 31, 2018, the Company had $16,676 of unrecognized tax benefits.  If recognized, approximately $13,080 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $2,397 in previously unrecognized tax benefits by the end of the first quarter 2019.

NOTE 16 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2018 and 2017.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2018.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $52,848 at March 31, 2018 and $35,489 at December 31, 2017.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At March 31, 2018, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $125,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at March 31, 2018 or December 31, 2017.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $356,058 at March 31, 2018 and $340,884 at December 31, 2017.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	March 31, 2018			December 31, 2017
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,023	$229	$—	$519	$604	$—
Interest rate swap agreements	—	—	8,393	—	—	5,085
Not designated as hedging instruments:
Foreign exchange contracts	1,920	3,356	—	2,257	3,747	—
Total derivatives	$2,943	$3,585	$8,393	$2,776	$4,351	$5,085
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2018	2017
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$8,655	$13,702
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2018	December 31, 2017
Foreign exchange contracts	$631	$(224)
Net investment contracts	1,099	1,099
The Company expects a gain of $631 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2018	2017
Foreign exchange contracts	Sales	$143	$(185)
	Cost of goods sold	33	166

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE
The following table provides a summary of assets and liabilities as of March 31, 2018, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,943	$—	$2,943	$—
Marketable securities	136,704	—	136,704	—
Total assets	$139,647	$—	$139,647	$—

Liabilities:
Foreign exchange contracts	$3,585	$—	$3,585	$—
Interest rate swap agreements	8,393	—	8,393	—
Contingent considerations	7,229	—	—	7,229
Deferred compensation	27,048	—	27,048	—
Total liabilities	$46,255	$—	$39,026	$7,229
The following table provides a summary of assets and liabilities as of December 31, 2017, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,776	$—	$2,776	$—
Marketable securities	179,125	—	179,125	—
Total assets	$181,901	$—	$181,901	$—

Liabilities:
Foreign exchange contracts	$4,351	$—	$4,351	$—
Interest rate swap agreements	5,085	—	5,085	—
Contingent considerations	7,086	—	—	7,086
Deferred compensation	25,397	—	25,397	—
Total liabilities	$41,919	$—	$34,833	$7,086
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  During the three months ended March 31, 2018, there were no transfers between Levels 1, 2 or 3.
The Company measures the fair value of marketable securities using Level 2 inputs based on quoted market prices for similar assets in active markets.
In connection with acquisitions, the Company recorded contingent consideration liabilities, which will be paid based upon actual financial results of the acquired entity for specified future periods.  The fair value of the contingent considerations are a Level 3 valuation and fair valued using either a probability weighted discounted cash flow analysis or an option pricing model.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2018 and December 31, 2017.  The fair value of long-term debt at March 31, 2018 and December 31, 2017, including the current portion, was approximately $648,741 and $687,428, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $700,981 and $704,247, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
The U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was enacted on December 22, 2017. The U.S. Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides for a one-year measurement period and provides guidance for the application of ASC Topic 740, Income Taxes. In accordance with SAB 118, the Company recognized the income tax effects of U.S. Tax Act to the extent applicable for 2017, the year of enactment. The Company's financial results reflect provisional amounts for the impact of the U.S. Tax Act for which accounting analysis under ASC Topic 740 is ongoing. Refer to Note 15 to the consolidated financial statements for further information on the financial statement impact of the U.S. Tax Act.

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended March 31,
	2018		2017		Increase (Decrease) 2018 vs 2017
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$757,696		$580,897		176,799	30.4%
Cost of goods sold	501,142		378,234		122,908	32.5%
Gross profit	256,554	33.9%	202,663	34.9%	53,891	26.6%
Selling, general & administrative expenses	161,191	21.3%	123,256	21.2%	37,935	30.8%
Rationalization and asset impairment charges	10,175		—		10,175	100.0%
Operating income	85,188	11.2%	79,407	13.7%	5,781	7.3%
Interest expense, net	4,441		5,337		(896)	(16.8%)
Other income (expense)	3,451		3,830		(379)	(9.9%)
Income before income taxes	84,198	11.1%	77,900	13.4%	6,298	8.1%
Income taxes	23,378		22,052		1,326	6.0%
Effective tax rate	27.8%		28.3%
Net income including non-controlling interests	60,820		55,848		4,972	8.9%
Non-controlling interests in subsidiaries’ earnings (loss)	(4)		4		(8)	(200.0%)
Net income	$60,824	8.0%	$55,844	9.6%	4,980	8.9%
Diluted earnings per share	$0.92		$0.84
Net Sales:
The following tables summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2018 on a consolidated basis:

Three Months Ended March 31st		Change in Net Sales due to:
	Net Sales 2017	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2018
Lincoln Electric Holdings, Inc.	$580,897	$30,205	$106,552	$24,205	$15,837	$757,696

% Change
Lincoln Electric Holdings, Inc.		5.2%	18.3%	4.2%	2.7%	30.4%
Net sales increased in the three months ended March 31, 2018 primarily as a result of acquisitions, improved volume due to higher demand and increased product pricing. The increase in Net sales from acquisitions was driven by the acquisition of Air Liquide Welding within Americas Welding and International Welding.
Gross Profit:
Gross profit for the three months ended March 31, 2018 decreased, as a percent of sales, compared to the prior year due to the acquisition of Air Liquide Welding and rising input costs.
Selling, General & Administrative ("SG&A") Expenses:
The increase in SG&A expenses for the three months ended March 31, 2018 as compared to March 31, 2017 is due to higher expense from acquisitions, higher compensation costs, as well as unfavorable foreign exchange, partially offset by lower acquisition transaction and integration costs.
Rationalization and Asset Impairment Charges:
The Company recorded $10,175, $7,870 after-tax, in charges primarily related to employee severance and asset impairment charges in the three months ended March 31, 2018.
Interest Expense, Net:
The decrease in Interest expense, net for the three months ended March 31, 2018 as compared to March 31, 2017 was due to higher interest income on marketable securities in 2018.

Other Income (Expense):
The decrease in Other income (expense) for the three months March 31, 2018 as compared to March 31, 2017 was due to a pension settlement charge recorded during the current period.
Income Taxes:
The effective income tax rate is lower for the three months ended March 31, 2018 as compared to March 31, 2017 primarily due to the U.S. Tax Act's reduction of the U.S. corporate income tax rate. The rate decrease was offset by an adjustment to the amount recorded in 2017 related to the U.S. Tax Act for taxes on unremitted foreign earnings and provisions of the U.S. Tax Act that were effective beginning January 1, 2018.
Net Income:
Net income for the three months ended March 31, 2018 increased as compared to the prior year period primarily due to higher volumes offset by rising input costs and higher SG&A costs.
Segment Results
Net Sales:  The tables below summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2018:

Three Months Ended March 31		Change in Net Sales due to:
	Net Sales 2017	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2018
Operating Segments
Americas Welding	$383,324	$28,562	$3,606	$17,682	$1,598	$434,772
International Welding	128,888	(4,737)	102,946	7,019	13,204	247,320
The Harris Products Group	68,685	6,380	—	(496)	1,035	75,604

% Change
Americas Welding		7.5%	0.9%	4.6%	0.4%	13.4%
International Welding		(3.7%)	79.9%	5.4%	10.2%	91.9%
The Harris Products Group		9.3%	—	(0.7%)	1.5%	10.1%
(1) Increase for Americas Welding due to improving demand in a broad range of end markets. Decrease for International Welding due to challenging year-over-year comparisons and repositioning of the Company's channel strategy in the European market. Increase for The Harris Products Group due to higher volumes.
(2) Increase due to the acquisition of Air Liquide Welding within Americas Welding and International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3) Increase for Americas Welding and International Welding segments due to increased product pricing as a result of higher input costs.

Adjusted Earnings Before Interest and Income Taxes:
Segment performance is measured and resources are allocated based on a number of factors, the primary profit measure being Adjusted EBIT. EBIT is defined as Operating income plus Other income (expense). EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.
The following table presents Adjusted EBIT by segment for the three months ended March 31, 2018:

	Three Months Ended March 31,		Increase (Decrease) 2018 vs. 2017
	2018	2017	$	%
Americas Welding:
Net sales	$434,772	$383,324	51,448	13.4%
Inter-segment sales	26,586	22,460	4,126	18.4%
Total Sales	$461,358	$405,784	55,574	13.7%

Adjusted EBIT (3)	$77,439	$68,723	8,716	12.7%
As a percent of total sales (1)	16.8%	16.9%		(0.1%)
International Welding:
Net sales	$247,320	$128,888	118,432	91.9%
Inter-segment sales	4,509	4,285	224	5.2%
Total Sales	$251,829	$133,173	118,656	89.1%

Adjusted EBIT (4)	$14,973	$9,605	5,368	55.9%
As a percent of total sales (2)	5.9%	7.2%		(1.3%)
The Harris Products Group:
Net sales	$75,604	$68,685	6,919	10.1%
Inter-segment sales	1,907	2,300	(393)	(17.1%)
Total Sales	$77,511	$70,985	6,526	9.2%

Adjusted EBIT	$9,225	$8,460	765	9.0%
As a percent of total sales	11.9%	11.9%		—
Corporate / Eliminations:
Inter-segment sales	$(33,002)	$(29,045)	3,957	13.6%
Adjusted EBIT (5)	(158)	64	(222)	(346.9%)
Consolidated:
Net sales	$757,696	$580,897	176,799	30.4%

Adjusted EBIT	$101,479	$86,852	14,627	16.8%

As a percent of sales	13.4%	15.0%		(1.6%)

(1)	Decrease for the three months ended March 31, 2018 as compared to March 31, 2017 driven by by rising input costs, offset by higher Net sales volumes.

(2)	Decrease for the three months ended March 31, 2018 as compared to March 31, 2017 driven by lower Net sales volumes and the impact of the Air Liquide Welding acquisition.

(3)	The three months ended March 31, 2018 excludes pension settlement charges related to a lump sum pension payment as discussed in Note 13 to the consolidated financial statements.

(4)	The three months ended March 31, 2018 excludes rationalization charges related to severance, asset impairments and other related costs.

(5)
The three months ended March 31, 2018 and 2017 exclude acquisition transaction and integration costs related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

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
The following table presents a reconciliation of Operating income, Net income and Diluted earnings per share as reported to Adjusted operating income, Adjusted net income and Adjusted earnings per share:

	Three Months Ended March 31,
	2018	2017
Operating income as reported	$85,188	$79,407
Special items (pre-tax):
Rationalization and asset impairment charges (1)	10,175	—
Acquisition transaction and integration costs (2)	1,907	3,615
Adjusted operating income	$97,270	$83,022

Net income as reported	$60,824	$55,844
Special items (after-tax):
Rationalization and asset impairment charges (1)	7,870	—
Acquisition transaction and integration costs (2)	1,520	2,734
Pension settlement charges (3)	569	—
Adjustment related to the U.S. Tax Act (4)	2,500	—
Adjusted net income	$73,283	$58,578

Diluted earnings per share as reported	$0.92	$0.84
Special items	0.18	0.04
Adjusted diluted earnings per share	$1.10	$0.88
(1) Charges primarily related to severance, asset impairments and other related costs, net of tax of $2,305.
(2) Acquisition transaction and integration costs related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements, net of tax of $387 and $881 in the three months ended March 31, 2018 and 2017, respectively.
(3) Pension settlement charges related to a lump sum pension payment, net of tax of $189.
(4) Adjustment to taxes on unremitted foreign earnings related to the U.S. Tax Act. Refer to Note 15 to the consolidated financial statements for details.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2018	2017	$ Change
Cash provided by operating activities (1)	$43,777	$76,240	(32,463)
Cash provided by (used by) investing activities (2)	34,117	(42,959)	77,076
Capital expenditures	(14,657)	(12,037)	(2,620)
Purchase of marketable securities, net of proceeds	42,421	(31,125)	73,546
Cash used by financing activities (3)	(38,486)	(17,643)	(20,843)
Purchase of shares for treasury	(14,724)	(403)	(14,321)
Cash dividends paid to shareholders	(25,661)	(22,986)	(2,675)
Increase in Cash and cash equivalents (4)	42,355	22,261
(1) Cash provided by operating activities decreased for the three months ended March 31, 2018, compared with the three months ended March 31, 2017 primarily due to changes in cash flows from operating working capital.
(2) Cash provided by investing activities increased for the three months ended March 31, 2018, compared with the three months ended March 31, 2017 predominantly due to the proceeds from marketable securities in 2018. The Company currently anticipates capital expenditures of $60,000 to $70,000 in 2018.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the three months ended March 31, 2018, compared with the three months ended March 31, 2017 due to higher purchases of common shares for treasury.
(4) Cash, cash equivalents increased 13.0%, or $42,355, to $369,056 during the three months ended March 31, 2018, from $326,701 as of December 31, 2017.  This increase was predominantly due to cash provided by operating activities and proceeds from marketable securities offset by purchases of common shares for treasury and cash dividends paid to shareholders. The increase in Cash and cash equivalents during the three months ended March 31, 2018 compares to an increase of 5.9% during the three months ended March 31, 2017. The increase in 2017 was primarily due to cash provided by operating activities offset by the purchase of marketable securities and cash dividends paid to shareholders. At March 31, 2018, $306,960 of Cash and cash equivalents was held by international subsidiaries.
The Company's total debt remained consistent as compared to December 31, 2017. Total debt to total invested capital decreased to 41.7% at March 31, 2018 from 43.1% at December 31, 2017.
In April 2018, the Company paid a cash dividend of $0.39 per share, or $25,568, to shareholders of record as of March 29, 2018.
Working Capital Ratios

	March 31, 2018	December 31, 2017	March 31, 2017
Average operating working capital to net sales (1)	18.1%	15.9%	17.1%
Days sales in Inventories	96.8	88.9	97.2
Days sales in Accounts receivable	56.7	52.4	50.1
Average days in Trade accounts payable	56.5	54.5	50.1
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

ROIC for the twelve months ended March 31, 2018 and 2017 were as follows:

	Twelve Months Ended March 31,
	2018	2017
Net income	$252,483	$200,605
Rationalization and asset impairment charges, net of tax of $2,697	14,068	—
Loss on deconsolidation of Venezuelan subsidiary, net of tax of $1,097	—	33,251
Income tax valuation reversals	—	(7,196)
Pension settlement charges, net of tax of $3,309	5,599	—
Acquisition transaction and integration costs, net of tax of $2,949 and $880 in 2018 and 2017, respectively	10,345	2,734
Amortization of step up in value of acquired inventories, net of tax of $1,125	3,453	—
Bargain purchase gain	(49,650)	—
Net impact of U.S. Tax Act	31,116	—
Adjusted net income	$267,414	$229,394
Plus: Interest expense, net of tax of $5,997 and $8,180 in 2018 and 2017, respectively	18,022	13,186
Less: Interest income, net of tax of $1,369 and $937 in 2018 and 2017, respectively	4,114	1,505
Adjusted net income before tax effected interest	$281,322	$241,075

Invested Capital	March 31, 2018	March 31, 2017
Short-term debt	$1,981	$2,136
Long-term debt, less current portion	700,869	703,378
Total debt	702,850	705,514
Total equity	980,672	784,124
Invested capital	$1,683,522	$1,489,638
Return on invested capital	16.7%	16.2%

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Acquisitions
Refer to Note 4 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
Refer to Note 12 to the consolidated financial statements for a discussion of the Company's debt.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate the Air Liquide Welding business acquisition; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2017.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, the Company implemented ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Although the new revenue standard is expected to have an immaterial impact on the consolidated financial statements on an ongoing basis, the Company implemented changes to processes related to revenue recognition and associated control activities.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of March 31, 2018, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 3,526 plaintiffs, which is a net decrease of 87 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 54,823 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (1 of which was appealed by defendants and was remanded to the trial court for a new trial), 1 was resolved by agreement for an immaterial amount and 793 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2018 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2018	41,591	(1)	$97.10	41,023	8,387,551
February 1 - 28, 2018	46,848	(1)	91.83	42,908	8,344,643
March 1 - 31, 2018	70,055		91.12	70,055	8,274,588
Total	158,494		92.90	153,986
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 46.7 million shares at a total cost of $1.7 billion for a weighted average cost of $36.27 per share through March 31, 2018.

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
May 9, 2018