Form 10-Q
period 2018-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2018-07-27
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2018 was 65,172,057.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales (Note 2)	$790,052	$626,858	$1,547,748	$1,207,755
Cost of goods sold	519,936	410,547	1,021,078	788,781
Gross profit	270,116	216,311	526,670	418,974
Selling, general & administrative expenses	163,940	130,738	325,131	253,994
Rationalization and asset impairment charges (Note 6)	11,542	—	21,717	—
Operating income	94,634	85,573	179,822	164,980
Interest expense, net	4,812	5,052	9,253	10,389
Other income (expense) (Note 13)	4,441	3,445	7,892	7,275
Income before income taxes	94,263	83,966	178,461	161,866
Income taxes (Note 14)	25,404	22,635	48,782	44,687
Net income including non-controlling interests	68,859	61,331	129,679	117,179
Non-controlling interests in subsidiaries’ earnings (loss)	(5)	(21)	(9)	(17)
Net income	$68,864	$61,352	$129,688	$117,196

Basic earnings per share (Note 3)	$1.05	$0.93	$1.98	$1.78
Diluted earnings per share (Note 3)	$1.04	$0.92	$1.96	$1.76
Cash dividends declared per share	$0.39	$0.35	$0.78	$0.70

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income including non-controlling interests	$68,859	$61,331	$129,679	$117,179
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(309) and $25 in the three and six months ended June 30, 2018; $97 and $(334) in the three and six months ended June 30, 2017.	(1,232)	(277)	(377)	1,247
Defined benefit pension plan activity, net of tax of $218 and $649 in the three and six months ended June 30, 2018; $149 and $362 in the three months ended June 30, 2017.	721	712	2,008	1,426
Currency translation adjustment	(50,342)	25,356	(30,955)	53,889
Other comprehensive income (loss):	(50,853)	25,791	(29,324)	56,562
Comprehensive income	18,006	87,122	100,355	173,741
Comprehensive income (loss) attributable to non-controlling interests	(95)	5	(40)	31
Comprehensive income attributable to shareholders	$18,101	$87,117	$100,395	$173,710

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2018	December 31, 2017
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$357,094	$326,701
Accounts receivable (less allowance for doubtful accounts of $14,279 in 2018; $15,943 in 2017)	425,806	395,279
Inventories (Note 8)	365,634	348,667
Marketable securities	139,059	179,125
Other current assets	123,974	123,836
Total Current Assets	1,411,567	1,373,608
Property, plant and equipment (less accumulated depreciation of $794,927 in 2018; $787,780 in 2017)	468,205	477,031
Goodwill	233,982	234,582
Other assets	319,977	321,326
TOTAL ASSETS	$2,433,731	$2,406,547

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 11)	$1,889	$2,131
Trade accounts payable	269,824	269,763
Other current liabilities	268,045	256,848
Total Current Liabilities	539,758	528,742
Long-term debt, less current portion (Note 11)	700,194	704,136
Other liabilities	250,271	241,216
Total Liabilities	1,490,223	1,474,094
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	351,632	334,309
Retained earnings	2,461,130	2,388,219
Accumulated other comprehensive loss	(276,479)	(247,186)
Treasury shares	(1,603,409)	(1,553,563)
Total Shareholders’ Equity	942,732	931,637
Non-controlling interests	776	816
Total Equity (Note 7)	943,508	932,453
TOTAL LIABILITIES AND TOTAL EQUITY	$2,433,731	$2,406,547

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,688	$117,196
Non-controlling interests in subsidiaries’ loss	(9)	(17)
Net income including non-controlling interests	129,679	117,179
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	626	—
Depreciation and amortization	36,323	32,006
Equity earnings in affiliates, net	(1,377)	(75)
Deferred income taxes	4,969	6,396
Stock-based compensation	9,821	6,632
Pension (income) expense and settlement charges (Note 12)	(1,067)	(2,679)
Other, net	(7,075)	1,436
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(39,907)	(40,006)
Increase in inventories	(27,899)	(24,757)
(Increase) decrease in other current assets	(13,839)	2,639
Increase in trade accounts payable	4,861	12,619
Increase in other current liabilities	26,223	36,230
Net change in other assets and liabilities	2,220	4,067
NET CASH PROVIDED BY OPERATING ACTIVITIES	123,558	151,687

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,383)	(28,131)
Acquisition of businesses, net of cash acquired	6,235	—
Proceeds from sale of property, plant and equipment	227	1,102
Purchase of marketable securities	(218,667)	(69,934)
Proceeds from marketable securities	258,733	4,990
Other investing activities	356	—
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	15,501	(91,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	216	(192)
Proceeds from long-term borrowings	—	15
Payments on long-term borrowings	(6)	(34)
Proceeds from exercise of stock options	2,599	13,397
Purchase of shares for treasury (Note 7)	(50,232)	(7,748)
Cash dividends paid to shareholders	(51,250)	(46,016)
Other financing activities	—	(15,189)
NET CASH USED BY FINANCING ACTIVITIES	(98,673)	(55,767)

Effect of exchange rate changes on Cash and cash equivalents	(9,993)	12,609
INCREASE IN CASH AND CASH EQUIVALENTS	30,393	16,556

Cash and cash equivalents at beginning of period	326,701	379,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$357,094	$395,735
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
New Accounting Pronouncements:
This section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
The following ASUs were adopted as of January 1, 2018 and did not have a significant financial impact on the Company's consolidated financial statements unless otherwise described within the table below:

Standard	Description
ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, issued August 2017.
ASU 2017-12 provides updated guidance to more closely align hedge accounting with a company's risk management strategy, to simplify the application of hedge accounting and to better portray the economic results of hedging instruments in the financial statements. The Company early adopted the ASU on January 1, 2018.

ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, issued March 2017.
ASU 2017-07 requires an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The impact of the adoption resulted in the reclassification of the other components of net periodic benefit cost from Cost of goods sold and Selling, general & administrative expenses to Other periodic pension income. The reclassification resulted in a decrease in Operating income of $2,069 as a result of an increase in Cost of goods sold of $1,177 and an increase in Selling, general & administrative expenses of $892 for the three months ended June 30, 2017. The reclassification resulted in a decrease in Operating income of $4,148 as a result of an increase in Cost of goods sold of $2,370 and an increase in Selling, general & administrative expenses of $1,778 for the six months ended June 30, 2017. Refer to Note 12 to the consolidated financial statements for details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Standard	Description
ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, issued January 2017.	ASU 2017-01 provides updated guidance for evaluating whether certain transactions should be accounted for as an acquisition (or disposal) of an asset or a business.
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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) issued May 2014 and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued August 2015.
ASU 2014-09 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. ASU 2015-14 deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective transition method applied to those contracts that were not completed as of that date. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 2 to the consolidated financial statements for further details.

The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), issued February 2018.
ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Act (as defined within Note 14 to the consolidated financial statements). The ASU only applies to the income tax effects of the U.S. Tax Act, all other existing guidance remains the same. The ASU is effective January 1, 2019, early adoption is permitted and the ASU should be applied retrospectively to each period impacted by the U.S. Tax Act.

ASU No. 2016-02, Leases (Topic 842), issued February 2016 and ASU 2018-10, Codification Improvements to Topic 842, Leases, issued July 2018.
ASU 2016-02 aims to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing agreements. ASU 2018-10 provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The ASU is effective January 1, 2019 and early adoption is permitted.
The Company has established a cross-functional team to implement the ASU and is in the process of determining the scope of impact and use of practical expedients, gathering data on all leases and designing a new system solution. The Company is also evaluating its processes and internal controls to meet the ASU’s accounting, reporting and disclosure requirements. While the Company has not yet completed its evaluation of the ASU’s impact, the Company expects to recognize a right of use asset and a corresponding liability on the Consolidated Balance Sheets related to substantially all operating lease arrangements.

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
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Consumables	$461,040	$902,931
Equipment	329,012	644,817
Net sales	$790,052	$1,547,748
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
At June 30, 2018, the Company recorded $16,247 related to advance customer payments and $14,418 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At January 1, 2018, the balances related to advance customer payments and billings in excess of revenue recognized were $19,683 and $11,132, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2018 and January 1, 2018, $32,262 and $22,229, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$68,864	$61,352	$129,688	$117,196
Denominator (shares in 000's):
Basic weighted average shares outstanding	65,337	65,811	65,458	65,750
Effect of dilutive securities - Stock options and awards	784	932	799	916
Diluted weighted average shares outstanding	66,121	66,743	66,257	66,666
Basic earnings per share	$1.05	$0.93	$1.98	$1.78
Diluted earnings per share	$1.04	$0.92	$1.96	$1.76
For the three months ended June 30, 2018 and 2017, common shares subject to equity-based awards of 346,168 and 179,178, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2018 and 2017, common shares subject to equity-based awards of 303,207 and 133,748, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
In the three and six months ended June 30, 2018, the Company recognized $788 and $2,695, respectively, in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. In the three and six months ended June 30, 2017, the Company recognized $4,498 and $8,113, respectively, in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Such costs were expensed as incurred and are included in Selling, general & administrative expenses in the Company's Consolidated Statements of Income.
In 2016, the Air Liquide Welding businesses generated sales of approximately $400 million. Beginning August 1, 2017, the Company's Consolidated Statements of Income include the results of the Air Liquide Welding businesses, including sales revenue of $207 million for the six months ended June 30, 2018.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended June 30, 2018
Net sales	$462,515	$243,373	$84,164	$—	$790,052
Inter-segment sales	31,240	5,497	2,003	(38,740)	—
Total	$493,755	$248,870	$86,167	$(38,740)	$790,052

Adjusted EBIT	$88,158	$16,276	$10,157	$(3,186)	$111,405
Special items charge (gain) (1)	—	11,542	—	788	12,330
EBIT	$88,158	$4,734	$10,157	$(3,974)	$99,075
Interest income					1,808
Interest expense					(6,620)
Income before income taxes					$94,263
Three Months Ended June 30, 2017
Net sales	$405,147	$141,498	$80,213	$—	$626,858
Inter-segment sales	27,374	5,478	2,399	(35,251)	—
Total	$432,521	$146,976	$82,612	$(35,251)	$626,858

Adjusted EBIT	$74,498	$9,496	$9,787	$(265)	$93,516
Special items charge (gain) (2)	—	—	—	4,498	4,498
EBIT	$74,498	$9,496	$9,787	$(4,763)	$89,018
Interest income					1,245
Interest expense					(6,297)
Income before income taxes					$83,966
Six Months Ended June 30, 2018
Net sales	$897,287	$490,693	$159,768	$—	$1,547,748
Inter-segment sales	57,826	10,006	3,910	(71,742)	—
Total	$955,113	$500,699	$163,678	$(71,742)	$1,547,748

Adjusted EBIT	$165,597	$31,249	$19,382	$(3,344)	$212,884
Special items charge (gain) (1)	758	21,717	—	2,695	25,170
EBIT	$164,839	$9,532	$19,382	$(6,039)	$187,714
Interest income					3,280
Interest expense					(12,533)
Income before income taxes					$178,461
Six Months Ended June 30, 2017
Net sales	$788,471	$270,386	$148,898	$—	$1,207,755
Inter-segment sales	49,834	9,763	4,699	(64,296)	—
Total	$838,305	$280,149	$153,597	$(64,296)	$1,207,755

Adjusted EBIT	$143,221	$19,101	$18,247	$(201)	$180,368
Special items charge (gain) (2)	—	—	—	8,113	8,113
EBIT	$143,221	$19,101	$18,247	$(8,314)	$172,255
Interest income					2,022
Interest expense					(12,411)
Income before income taxes					$161,866

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

(1)
In the three months ended June 30, 2018, special items reflect rationalization and asset impairment charges of $11,542 in International Welding and transaction and integration costs of $788 in Corporate/Eliminations related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements. In the six months ended June 30, 2018, special items reflect pension settlement charges of $758 in Americas Welding, rationalization and asset impairment charges of $21,717 in International Welding and transaction and integration costs of $2,695 in Corporate / Eliminations related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(2)
In the three and six months ended June 30, 2017, special items in Corporate / Eliminations reflect transaction and integration costs of $4,498 and $8,113, respectively, related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment net charges of $21,717 in the six months ended June 30, 2018. The 2018 charges are primarily related to employee severance, asset impairments and other costs. A description of the Company's restructuring plans and the related costs is as follows:
During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. At June 30, 2018, liabilities of $14,043 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2017, the Company initiated rationalization plans within International Welding. The plans includes headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. At June 30, 2018, liabilities of $246 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
As of June 30, 2018, the Company expects additional charges of approximately $5,000 to be recorded related to the completion of the International Welding plans.
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

Six Months Ended June 30, 2018
Balance, December 31, 2017	$6,803
Payments and other adjustments	(10,477)
Charged to expense	21,091
Balance, June 30, 2018	$17,417

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 — EQUITY
Changes in equity for the six months ended June 30, 2018 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$931,637	$816	$932,453
Comprehensive income (loss):
Net income	129,688	(9)	129,679
Other comprehensive income (loss)	(29,293)	(31)	(29,324)
Total comprehensive income (loss)	100,395	(40)	100,355

Cash dividends declared - $0.78 per share	(51,488)	—	(51,488)
Issuance of shares under benefit plans	12,420	—	12,420
Purchase of shares for treasury (1)	(50,232)	—	(50,232)
Balance at June 30, 2018	$942,732	$776	$943,508

(1)
The Company's total common shares authorized to be repurchased under the current repurchase program is 55 million shares.  As of June 30, 2018, there remained 7.9 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2018	$1,730		$(83,990)		$(143,456)		$(225,716)
Other comprehensive income (loss) before reclassification	(1,241)		—		(50,252)	[3]	(51,493)
Amounts reclassified from AOCI	9	[1]	721	[2]	—		730
Net current-period other comprehensive income (loss)	(1,232)		721		(50,252)		(50,763)
Balance at June 30, 2018	$498		$(83,269)		$(193,708)		$(276,479)

	Three Months Ended June 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2017	$2,111		$(95,225)		$(205,174)		$(298,288)
Other comprehensive income (loss) before reclassification	(1,276)		—		25,330	[3]	24,054
Amounts reclassified from AOCI	999	[1]	712	[2]	—		1,711
Net current-period other comprehensive income (loss)	(277)		712		25,330		25,765
Balance at June 30, 2017	$1,834		$(94,513)		$(179,844)		$(272,523)

(1)
During the 2018 period, this AOCI reclassification is a component of Net sales of $(23) (net of tax of $(14)) and Cost of goods sold of $(14) (net of tax of $(6)); during the 2017 period, the reclassification is a component of Net sales of $797 (net of tax of $291) and Cost of goods sold of $202 (net of tax of $70). See Note 15 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $218 and $149 during the three months ended June 30, 2018 and 2017, respectively). See Note 12 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(90) and $26 attributable to Non-controlling interests in the three months ended June 30, 2018 and 2017, respectively.

The following tables set forth the total changes in AOCI by component, net of taxes, for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	(231)		—		(30,924)	[3]	(31,155)
Amounts reclassified from AOCI	(146)	[1]	2,008	[2]	—		1,862
Net current-period other comprehensive income (loss)	(377)		2,008		(30,924)		(29,293)
Balance at June 30, 2018	$498		$(83,269)		$(193,708)		$(276,479)

	Six Months Ended June 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	267		—		53,841	[3]	54,108
Amounts reclassified from AOCI	980	[1]	1,426	[2]	—		2,406
Net current-period other comprehensive income (loss)	1,247		1,426		53,841		56,514
Balance at June 30, 2017	$1,834		$(94,513)		$(179,844)		$(272,523)

(1)
During the 2018 period, the AOCI reclassification is a component of Net sales of $112 (net of tax of $(6)) and Cost of goods sold of $(34) (net of tax of $(19)); during the 2017 period, the AOCI reclassification is a component of Net sales of $612 (net of tax of $204) and Cost of goods sold of $368 (net of tax of $181). See Note 15 to the consolidated financial statements for additional details.

(2)
The AOCI component is included in the computation of net periodic pension costs (net of tax of $649 and $362 during the six months ended June 30, 2018 and 2017, respectively). See Note 12 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(31) and $48 attributable to Non-controlling interests in the six months ended June 30, 2018 and 2017, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — INVENTORY
Inventories in the Condensed Consolidated Balance Sheet is comprised of the following components:

	June 30, 2018	December 31, 2017
Raw materials	$106,464	$97,577
Work-in-process	52,827	50,695
Finished goods	206,343	200,395
Total	$365,634	$348,667
At June 30, 2018 and December 31, 2017, approximately 37% and 32% of total inventories were valued using the last-in, first out ("LIFO") method, respectively. The excess of current cost over LIFO cost was $74,814 at June 30, 2018 and $68,641 at December 31, 2017.

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

NOTE 10 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Six Months Ended June 30,
	2018	2017
Balance at beginning of year	$22,029	$21,053
Accruals for warranties	4,818	6,464
Settlements	(5,127)	(6,369)
Foreign currency translation and other adjustments	(169)	191
Balance at June 30	$21,551	$21,339

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and weighted average initial tenure of the Notes is 3.3% and 18 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2018, the Company was in compliance with all of its debt covenants relating to the Notes.

NOTE 12 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$35	$832	$146	$589	$70	$1,683	$296	$1,173
Interest cost	4,493	937	4,870	672	8,987	1,907	9,740	1,334
Expected return on plan assets	(6,915)	(1,266)	(7,671)	(955)	(13,831)	(2,540)	(15,342)	(1,899)
Amortization of prior service cost	—	—	—	4	—	1	—	8
Amortization of net loss	384	555	547	464	768	1,130	1,094	917
Settlement charges (1)	—	—	—	—	758	—	—	—
Defined benefit plans	(2,003)	1,058	(2,108)	774	(3,248)	2,181	(4,212)	1,533
Multi-employer plans	—	234	—	224	—	461	—	417
Defined contribution plans	5,610	1,036	5,436	368	11,504	1,865	11,834	734
Total pension cost	$3,607	$2,328	$3,328	$1,366	$8,256	$4,507	$7,622	$2,684

(1) Pension settlement charges resulting from a lump sum pension payment in the six months ended June 30, 2018.
The defined benefit plan components of Total pension cost, other than service cost, are included Other income (expense) in the Company's Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 13 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity earnings in affiliates	$1,559	$440	$2,759	$1,235
Other components of net periodic pension income	1,812	2,069	2,820	4,148
Other income	1,070	936	2,313	1,892
Total Other income (expense)	$4,441	$3,445	$7,892	$7,275

NOTE 14 — INCOME TAXES
The Company recognized $48,782 of tax expense on pretax income of $178,461, resulting in an effective income tax rate of 27.3% for the six months ended June 30, 2018.  The effective income tax rate was 27.6% for the six months ended June 30, 2017.
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
In the first quarter of 2018, the Department of Treasury and Internal Revenue Service issued Treasury Notice 2018-13. Notice 2018-13 requires the use of the spot exchange rate, instead of the average annual exchange rate, to value unremitted foreign earnings as of December 31, 2017. Based on this new guidance, in the first quarter of 2018 the Company increased the amount recorded in 2017 related to taxes on unremitted foreign earnings by $2,500. No other changes to provisional amounts were recorded in the second quarter of 2018. The Company continues to gather additional information and will complete the accounting within the prescribed measurement period.
The decrease in the effective tax rate for the six months ended June 30, 2018, as compared with the same period in 2017, was primarily due to the U.S. Tax Act's reduction of the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The rate decrease was partially offset by 2018 rationalization charges in regions with low or no tax benefit, the $2,500 adjustment recorded in the first quarter 2018 as discussed above, as well as incremental tax expense related to the U.S. Tax Act recorded in 2018. The incremental tax expense is the result of the Global Intangible Low-Taxed Income (“GILTI”) provisions of the U.S. Tax Act, partially offset by the Foreign-Derived Intangible Income (“FDII”) provisions. The amount recorded is based on a reasonable estimate as of June 30, 2018. The Company has not determined its accounting policy with respect to GILTI and has therefore included the 2018 estimate as a period cost and included as part of the estimated annual effective tax rate. The Company is continuing to gather additional information to complete its analysis within the prescribed measurement period. The Company is also continuing to analyze applicability of the Base Erosion Anti-Abuse Tax ("BEAT") and the interest expense limitation during the prescribed period.
As of June 30, 2018, the Company had $15,837 of unrecognized tax benefits.  If recognized, approximately $12,231 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $1,973 in previously unrecognized tax benefits by the end of the second quarter 2019.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 15 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the six months ended June 30, 2018 and 2017.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2018.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $55,468 at June 30, 2018 and $35,489 at December 31, 2017.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At June 30, 2018, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $125,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
The Company has foreign currency forward contracts that qualify and are designated as net investment hedges.  The dollar equivalent gross notional amount of these short-term contracts was $48,686 at June 30, 2018. The effective portions of the fair value gains or losses on these net investment hedges are recognized in AOCI and subsequently reclassified to Selling, general and administrative expenses, as the underlying hedged investment is liquidated.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $317,311 at June 30, 2018 and $340,884 at December 31, 2017.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2018			December 31, 2017
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$416	$1,623	$—	$519	$604	$—
Net investment contracts	608	46	—	—	—	—
Interest rate swap agreements	—	—	9,106	—	—	5,085
Not designated as hedging instruments:
Foreign exchange contracts	3,078	1,578	—	2,257	3,747	—
Total derivatives	$4,102	$3,247	$9,106	$2,776	$4,351	$5,085
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2018	2017	2018	2017
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(4,406)	$7,541	$4,249	$21,243

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2018	December 31, 2017
Foreign exchange contracts	$(1,023)	$(224)
Net investment contracts	1,521	1,099
The Company expects a loss of $1,023 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2018	2017	2018	2017
Foreign exchange contracts	Sales	$(37)	$797	$106	$612
	Cost of goods sold	20	202	53	368

NOTE 16 - FAIR VALUE
The following table provides a summary of assets and liabilities as of June 30, 2018, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,494	$—	$3,494	$—
Net investment contracts	608	—	608	—
Marketable securities	139,059	—	139,059	—
Total assets	$143,161	$—	$143,161	$—

Liabilities:
Foreign exchange contracts	$3,201	$—	$3,201	$—
Net investment contracts	46	—	46	—
Interest rate swap agreements	9,106	—	9,106	—
Contingent considerations	7,294	—	—	7,294
Deferred compensation	26,955	—	26,955	—
Total liabilities	$46,602	$—	$39,308	$7,294

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
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts, net investment contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  During the six months ended June 30, 2018, there were no transfers between Levels 1, 2 or 3.
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
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2018 and December 31, 2017.  The fair value of long-term debt at June 30, 2018 and December 31, 2017, including the current portion, was approximately $638,829 and $687,428, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $700,305 and $704,247, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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
The U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was enacted on December 22, 2017. The U.S. Tax Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides for a one-year measurement period and provides guidance for the application of ASC Topic 740, Income Taxes. In accordance with SAB 118, the Company recognized the income tax effects of U.S. Tax Act to the extent applicable for 2017, the year of enactment. The Company's financial results reflect provisional amounts for the impact of the U.S. Tax Act for which accounting analysis under ASC Topic 740 is ongoing. Refer to Note 14 to the consolidated financial statements for further information on the financial statement impact of the U.S. Tax Act.

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended June 30,
	2018		2017		Increase (Decrease) 2018 vs 2017
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$790,052		$626,858		163,194	26.0%
Cost of goods sold	519,936		410,547		109,389	26.6%
Gross profit	270,116	34.2%	216,311	34.5%	53,805	24.9%
Selling, general & administrative expenses	163,940	20.8%	130,738	20.9%	33,202	25.4%
Rationalization and asset impairment charges	11,542	1.5%	—	—	11,542	100.0%
Operating income	94,634	12.0%	85,573	13.7%	9,061	10.6%
Interest expense, net	4,812		5,052		(240)	(4.8%)
Other income (expense)	4,441		3,445		996	28.9%
Income before income taxes	94,263	11.9%	83,966	13.4%	10,297	12.3%
Income taxes	25,404		22,635		2,769	12.2%
Effective tax rate	27.0%		27.0%
Net income including non-controlling interests	68,859		61,331		7,528	12.3%
Non-controlling interests in subsidiaries’ loss	(5)		(21)		16	76.2%
Net income	$68,864	8.7%	$61,352	9.8%	7,512	12.2%
Diluted earnings per share	$1.04		$0.92

	Six Months Ended June 30,
	2018		2017		Increase (Decrease) 2018 vs 2017
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,547,748		$1,207,755		339,993	28.2%
Cost of goods sold	1,021,078		788,781		232,297	29.5%
Gross profit	526,670	34.0%	418,974	34.7%	107,696	25.7%
Selling, general & administrative expenses	325,131	21.0%	253,994	21.0%	71,137	28.0%
Rationalization and asset impairment charges	21,717	1.4%	—	—	21,717	100.0%
Operating income	179,822	11.6%	164,980	13.7%	14,842	9.0%
Interest expense, net	9,253		10,389		(1,136)	(10.9%)
Other income (expense)	7,892		7,275		617	8.5%
Income before income taxes	178,461	11.5%	161,866	13.4%	16,595	10.3%
Income taxes	48,782		44,687		4,095	9.2%
Effective tax rate	27.3%		27.6%
Net income including non-controlling interests	129,679		117,179		12,500	10.7%
Non-controlling interests in subsidiaries’ loss	(9)		(17)		8	47.1%
Net income	$129,688	8.4%	$117,196	9.7%	12,492	10.7%
Diluted earnings per share	$1.96		$1.76

Net Sales:
The following tables summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and six months ended June 30, 2018 on a consolidated basis:

Three Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2017	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2018
Lincoln Electric Holdings, Inc.	$626,858	$27,477	$100,377	$30,904	$4,436	$790,052
% Change
Lincoln Electric Holdings, Inc.		4.4%	16.0%	4.9%	0.7%	26.0%

Six Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2017	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2018
Lincoln Electric Holdings, Inc.	$1,207,755	$57,682	$206,929	$55,109	$20,273	$1,547,748
% Change
Lincoln Electric Holdings, Inc.		4.8%	17.1%	4.6%	1.7%	28.2%
Net sales increased in the three and six months ended June 30, 2018 primarily as a result of acquisitions, improved volume due to higher demand and increased product pricing. The increase in Net sales from acquisitions was driven by the acquisition of Air Liquide Welding within Americas Welding and International Welding.
Gross Profit:
Gross profit for the three and six months ended June 30, 2018 decreased, as a percent of sales, compared to the prior year due to the acquisition of Air Liquide Welding and rising input costs. The three and six months ended June 30, 2018 includes a last-in, first-out ("LIFO") charge of $5,261 and $6,173, respectively, as compared to with a LIFO charge of $1,977 and $3,659, respectively, in the three and six months ended June 30, 2017.
Selling, General & Administrative ("SG&A") Expenses:
The increase in SG&A expenses for the three months ended June 30, 2018 as compared to June 30, 2017 is due to higher expense from acquisitions and higher compensation costs, partially offset by lower acquisition transaction and integration costs.
The increase in SG&A expenses for the six months ended June 30, 2018 as compared to June 30, 2017 is due to higher expense from acquisitions, higher compensation costs and unfavorable foreign exchange, partially offset by lower acquisition transaction and integration costs.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $11,542, $10,362 after-tax, and $21,717, $18,232 after-tax, in the three and six months ended June 30, 2018, respectively, primarily related to employee severance and asset impairment charges.
Interest Expense, Net:
The decrease in Interest expense, net for the three and six months ended June 30, 2018 as compared to June 30, 2017 was due to higher interest income on marketable securities in 2018.
Other Income (Expense):
The increase in Other income (expense) for the three and six months ended June 30, 2018 as compared to June 30, 2017 was due to higher equity earnings in affiliates.
Income Taxes:
The effective tax rate was lower for the six months ended June 30, 2018 as compared to June 30, 2017 primarily due to the U.S. Tax Act's reduction of the U.S. corporate income tax rate. The rate decrease was partially offset by 2018 rationalization charges in regions with low or no tax benefit, as well as adjustments related to the U.S. Tax Act.
Net Income:
Net income for the three and six months ended June 30, 2018 increased as compared to the prior year periods primarily due to higher volumes partially offset by rising input costs and higher SG&A costs.

Segment Results
Net Sales:  The tables below summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and six months ended June 30, 2018:

Three Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2017	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2018
Operating Segments
Americas Welding	$405,147	$31,023	$4,059	$21,958	$328	$462,515
International Welding	141,498	(6,369)	96,318	7,772	4,154	243,373
The Harris Products Group	80,213	2,823	—	1,174	(46)	84,164

% Change
Americas Welding		7.7%	1.0%	5.4%	0.1%	14.2%
International Welding		(4.5%)	68.1%	5.5%	2.9%	72.0%
The Harris Products Group		3.5%	—	1.5%	(0.1%)	4.9%
(1) Increase for Americas Welding due to improving demand in a broad range of end markets. Decrease for International Welding due repositioning of the Company's channel strategy in the European market. Increase for The Harris Products Group driven primarily by demand in the retail sector.
(2) Increase due to the acquisition of Air Liquide Welding within Americas Welding and International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3) Increase for Americas Welding and International Welding segments due to increased product pricing as a result of higher input costs.

Six Months Ended June 30th		Change in Net Sales due to:
	Net Sales 2017	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2018
Operating Segments
Americas Welding	$788,471	$59,585	$7,665	$39,640	$1,926	$897,287
International Welding	270,386	(11,106)	199,264	14,791	17,358	490,693
The Harris Products Group	148,898	9,203	—	678	989	159,768

% Change
Americas Welding		7.6%	1.0%	5.0%	0.2%	13.8%
International Welding		(4.1%)	73.7%	5.5%	6.4%	81.5%
The Harris Products Group		6.2%	—	0.5%	0.7%	7.3%
(1) Increase for Americas Welding due to improving demand in a broad range of end markets. Decrease for International Welding due to repositioning of the Company's channel strategy in the European market. Increase for The Harris Products Group driven primarily by demand in the retail sector.
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
The following table presents Adjusted EBIT by segment:

	Three Months Ended June 30,		Increase (Decrease) 2018 vs. 2017
	2018	2017	$	%
Americas Welding:
Net sales	$462,515	$405,147	57,368	14.2%
Inter-segment sales	31,240	27,374	3,866	14.1%
Total Sales	$493,755	$432,521	61,234	14.2%

Adjusted EBIT	$88,158	$74,498	13,660	18.3%
As a percent of total sales (1)	17.9%	17.2%		0.7%
International Welding:
Net sales	$243,373	$141,498	101,875	72.0%
Inter-segment sales	5,497	5,478	19	0.3%
Total Sales	$248,870	$146,976	101,894	69.3%

Adjusted EBIT (3)	$16,276	$9,496	6,780	71.4%
As a percent of total sales (2)	6.5%	6.5%		—
The Harris Products Group:
Net sales	$84,164	$80,213	3,951	4.9%
Inter-segment sales	2,003	2,399	(396)	(16.5%)
Total Sales	$86,167	$82,612	3,555	4.3%

Adjusted EBIT	$10,157	$9,787	370	3.8%
As a percent of total sales	11.8%	11.8%		—
Corporate / Eliminations:
Inter-segment sales	$(38,740)	$(35,251)	3,489	9.9%
Adjusted EBIT (4)	(3,186)	(265)	(2,921)	(1,102.3%)
Consolidated:
Net sales	$790,052	$626,858	163,194	26.0%
Net income	$68,864	$61,352	7,512	12.2%
As a percent of total sales	8.7%	9.8%		(1.1%)

Adjusted EBIT (5)	$111,405	$93,516	17,889	19.1%
As a percent of sales	14.1%	14.9%		(0.8%)

(1)	Increase for the three months ended June 30, 2018 as compared to June 30, 2017 driven by higher Net sales volumes.

(2)	The three months ended June 30, 2018 as compared to June 30, 2017 was flat driven by favorable sales mix offset by lower Net sales volumes and the impact of the Air Liquide Welding acquisition.

(3)	The three months ended June 30, 2018 excludes rationalization charges of $11,542 related to severance, asset impairments and other related costs.

(4)
The three months ended June 30, 2018 and 2017 exclude acquisition transaction and integration costs of $788 and $4,498, respectively, related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(5)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

The following table presents Adjusted EBIT by segment for the six months ended June 30, 2018:

	Six Months Ended June 30,		Increase (Decrease) 2018 vs. 2017
	2018	2017	$	%
Americas Welding:
Net sales	$897,287	$788,471	108,816	13.8%
Inter-segment sales	57,826	49,834	7,992	16.0%
Total Sales	$955,113	$838,305	116,808	13.9%

Adjusted EBIT (3)	$165,597	$143,221	22,376	15.6%
As a percent of total sales (1)	17.3%	17.1%		0.2%
International Welding:
Net sales	$490,693	$270,386	220,307	81.5%
Inter-segment sales	10,006	9,763	243	2.5%
Total Sales	$500,699	$280,149	220,550	78.7%

Adjusted EBIT (4)	$31,249	$19,101	12,148	63.6%
As a percent of total sales (2)	6.2%	6.8%		(0.6%)
The Harris Products Group:
Net sales	$159,768	$148,898	10,870	7.3%
Inter-segment sales	3,910	4,699	(789)	(16.8%)
Total Sales	$163,678	$153,597	10,081	6.6%

Adjusted EBIT	$19,382	$18,247	1,135	6.2%
As a percent of total sales	11.8%	11.9%		(0.1%)
Corporate / Eliminations:
Inter-segment sales	$(71,742)	$(64,296)	7,446	11.6%
Adjusted EBIT (5)	(3,344)	(201)	(3,143)	(1,563.7%)
Consolidated:
Net sales	$1,547,748	$1,207,755	339,993	28.2%
Net income	$129,688	$117,196	12,492	10.7%
As a percent of total sales	8.4%	9.7%		(1.3%)

Adjusted EBIT (6)	$212,884	$180,368	32,516	18.0%
As a percent of sales	13.8%	14.9%		(1.1%)

(1)	Increase for the six months ended June 30, 2018 as compared to June 30, 2017 driven by higher Net sales volumes.

(2)	Decrease for the six months ended June 30, 2018 as compared to June 30, 2017 driven by lower Net sales volumes and the impact of the Air Liquide Welding acquisition.

(3)	The six months ended June 30, 2018 excludes pension settlement charges of $758 related to a lump sum pension payment as discussed in Note 12 to the consolidated financial statements.

(4)	The six months ended June 30, 2018 excludes rationalization charges of $21,717 related to severance, asset impairments and other related costs.

(5)
The six months ended June 30, 2018 and 2017 exclude acquisition transaction and integration costs of $2,695 and $8,113, respectively, related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted EBIT, Adjusted net income, Adjusted diluted earnings per share and Return on invested capital, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP financial measures are a supplement to, and not a replacement for, GAAP financial measures.
The following table presents the reconciliation of both Net income as reported to Adjusted operating income and Adjusted EBIT as well as Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income as reported	$94,634	$85,573	$179,822	$164,980
Special items (pre-tax):
Rationalization and asset impairment charges (1)	11,542	—	21,717	—
Acquisition transaction and integration costs (2)	788	4,498	2,695	8,113
Adjusted operating income	$106,964	$90,071	$204,234	$173,093

Net income as reported	$68,864	$61,352	$129,688	$117,196
Special items:
Rationalization and asset impairment charges (1)	11,542	—	21,717	—
Acquisition transaction and integration costs (2)	788	4,498	2,695	8,113
Pension settlement charges (3)	—	—	758	—
Tax effect of Special items (4)	(784)	(1,004)	(1,165)	(1,885)
Adjusted net income	80,410	64,846	153,693	123,424
Non-controlling interests in subsidiaries’ earnings (loss)	(5)	(21)	(9)	(17)
Interest expense, net	4,812	5,052	9,253	10,389
Income taxes as reported	25,404	22,635	48,782	44,687
Tax effect of Special items (4)	784	1,004	1,165	1,885
Adjusted EBIT	$111,405	$93,516	$212,884	$180,368

Diluted earnings per share as reported	$1.04	$0.92	$1.96	$1.76
Special items per share	0.18	0.05	$0.36	0.09
Adjusted diluted earnings per share	$1.22	$0.97	$2.32	$1.85
(1) Charges primarily related to severance, asset impairments and other related costs.
(2) Acquisition transaction and integration costs related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements in the three and six months ended June 30, 2018 and 2017, respectively.
(3) Pension settlement charges related to a lump sum pension payment.
(4) Includes the net tax impact of Special items recorded during the respective periods, including the net impact of the U.S. Tax act of $2,500 in the six months ended June 30, 2018.
The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2018	2017	$ Change
Cash provided by operating activities (1)	$123,558	$151,687	(28,129)
Cash provided by (used by) investing activities (2)	15,501	(91,973)	107,474
Capital expenditures	(31,383)	(28,131)	(3,252)
Purchase of marketable securities, net of proceeds	40,066	(64,944)	105,010
Cash used by financing activities (3)	(98,673)	(55,767)	(42,906)
Purchase of shares for treasury	(50,232)	(7,748)	(42,484)
Cash dividends paid to shareholders	(51,250)	(46,016)	(5,234)
Increase in Cash and cash equivalents (4)	30,393	16,556
(1) Cash provided by operating activities decreased for the six months ended June 30, 2018, compared with the six months ended June 30, 2017 primarily due to changes in cash flows from operating working capital and hedging activities.
(2) Cash provided by investing activities increased for the six months ended June 30, 2018, compared with the six months ended June 30, 2017 predominantly due to the proceeds from marketable securities in 2018. The Company currently anticipates capital expenditures of $60,000 to $70,000 in 2018.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the six months ended June 30, 2018, compared with the six months ended June 30, 2017 due to higher purchases of common shares for treasury.
(4) Cash and cash equivalents increased 9.3%, or $30,393, to $357,094 during the six months ended June 30, 2018, from $326,701 as of December 31, 2017.  This increase was predominantly due to cash provided by operating activities and proceeds from marketable securities offset by purchases of common shares for treasury and cash dividends paid to shareholders. The increase in Cash and cash equivalents during the six months ended June 30, 2018 compares to an increase of 4.4% during the six months ended June 30, 2017. The increase in 2017 was primarily due to cash provided by operating activities offset by the purchase of marketable securities and cash dividends paid to shareholders. At June 30, 2018, $277,992 of Cash and cash equivalents was held by international subsidiaries.
The Company's total debt remained consistent as compared to December 31, 2017. Total debt to total invested capital decreased to 42.7% at June 30, 2018 from 43.1% at December 31, 2017.
In July 2018, the Company paid a cash dividend of $0.39 per share, or $25,417, to shareholders of record as of June 29, 2018.
Working Capital Ratios

	June 30, 2018	December 31, 2017	June 30, 2017
Average operating working capital to net sales (1)	16.5%	15.9%	16.7%
Days sales in Inventories	91.0	88.9	93.3
Days sales in Accounts receivable	52.2	52.4	49.6
Average days in Trade accounts payable	53.4	54.5	48.8
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
ROIC for the twelve months ended June 30, 2018 and 2017 were as follows:

	Twelve Months Ended June 30,
	2018	2017
Net income	$259,995	$230,640
Rationalization and asset impairment charges	28,307	—
Pension settlement charges	8,908	—
Acquisition transaction and integration costs	9,584	8,113
Amortization of step up in value of acquired inventories	4,578	—
Bargain purchase gain	(49,650)	—
Tax effect of Special items (1)	21,256	(1,885)
Adjusted net income	$282,978	$236,868
Plus: Interest expense, net of tax of $6,077 and $8,988 in 2018 and 2017, respectively	18,265	14,489
Less: Interest income, net of tax of $1,509 and $1,244 in 2018 and 2017, respectively	4,537	2,005
Adjusted net income before tax effected interest	$296,706	$249,352

Invested Capital	June 30, 2018	June 30, 2017
Short-term debt	$1,889	$1,953
Long-term debt, less current portion	700,194	704,732
Total debt	702,083	706,685
Total equity	943,508	851,776
Invested capital	$1,645,591	$1,558,461
Return on invested capital	18.0%	16.0%

(1)	Includes the net tax impact of Special items recorded during the respective periods, including the net impact of the U.S. Tax act of $31,116 in the twelve months ended June 30, 2018.
The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

New Accounting Pronouncements
Refer to Note 1 to the consolidated financial statements for a discussion of new accounting pronouncements.

Acquisitions
Refer to Note 4 to the consolidated financial statements for a discussion of the Company's recent acquisitions.

Debt
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and weighted average initial tenure of the Notes is 3.3% and 18 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2018, the Company was in compliance with all of its debt covenants relating to the Notes.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate the Air Liquide Welding business acquisition; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2017.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
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
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of June 30, 2018, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 3,507 plaintiffs, which is a net decrease of 19 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 54,869 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (1 of which was appealed and eventually resolved for an immaterial amount), 1 was resolved by agreement for an immaterial amount and 794 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2018 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2018	96,169	(1)	$89.43	95,925	8,178,663
May 1 - 31, 2018	152,146	(1)	87.46	152,044	8,026,619
June 1 - 30, 2018	149,181		91.17	149,181	7,877,438
Total	397,496		89.33	397,150
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 47.1 million shares at a total cost of $1.7 billion for a weighted average cost of $36.72 per share through June 30, 2018.

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
July 27, 2018