Form 10-Q
period 2018-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2018-10-26
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “small reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares outstanding of the registrant’s common shares as of September 30, 2018 was 64,445,633.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales (Note 2)	$737,099	$669,491	$2,284,847	$1,877,246
Cost of goods sold	485,547	451,610	1,506,625	1,240,391
Gross profit	251,552	217,881	778,222	636,855
Selling, general & administrative expenses	148,129	133,826	473,260	387,820
Rationalization and asset impairment charges (Note 6)	2,636	—	24,353	—
Bargain purchase gain (Note 4)	—	(51,585)	—	(51,585)
Operating income	100,787	135,640	280,609	300,620

Interest expense, net	3,969	4,595	13,222	14,984
Other income (expense) (Note 13)	(1,074)	(403)	6,818	6,872
Income before income taxes	95,744	130,642	274,205	292,508
Income taxes (Note 14)	25,209	24,531	73,991	69,218
Net income including non-controlling interests	70,535	106,111	200,214	223,290
Non-controlling interests in subsidiaries’ earnings (loss)	(4)	(15)	(13)	(32)
Net income	$70,539	$106,126	$200,227	$223,322

Basic earnings per share (Note 3)	$1.09	$1.61	$3.07	$3.40
Diluted earnings per share (Note 3)	$1.07	$1.59	$3.03	$3.35
Cash dividends declared per share	$0.39	$0.35	$1.17	$1.05

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income including non-controlling interests	$70,535	$106,111	$200,214	$223,290
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $390 and $415 in the three and nine months ended September 30, 2018; $239 and $(95) in the three and nine months ended September 30, 2017.	1,416	(684)	1,039	563
Defined benefit pension plan activity, net of tax of $1,278 and $1,927 in the three and nine months ended September 30, 2018; $2,170 and $2,532 in the three and nine months ended September 30, 2017.	3,855	3,958	5,863	5,384
Currency translation adjustment	(467)	18,931	(31,422)	72,820
Other comprehensive income (loss):	4,804	22,205	(24,520)	78,767
Comprehensive income	75,339	128,316	175,694	302,057
Comprehensive income (loss) attributable to non-controlling interests	(65)	16	(105)	47
Comprehensive income attributable to shareholders	$75,404	$128,300	$175,799	$302,010

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2018	December 31, 2017
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$398,200	$326,701
Accounts receivable (less allowance for doubtful accounts of $13,986 in 2018; $15,943 in 2017)	409,594	395,279
Inventories (Note 8)	377,431	348,667
Marketable securities	99,282	179,125
Other current assets	121,065	123,836
Total Current Assets	1,405,572	1,373,608
Property, plant and equipment (less accumulated depreciation of $799,084 in 2018; $787,780 in 2017)	461,828	477,031
Goodwill	233,741	234,582
Other assets	318,504	321,326
TOTAL ASSETS	$2,419,645	$2,406,547

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 11)	$794	$2,131
Trade accounts payable	246,783	269,763
Accrued employee compensation and benefits	138,622	91,902
Other current liabilities	159,352	164,946
Total Current Liabilities	545,551	528,742
Long-term debt, less current portion (Note 11)	698,468	704,136
Other liabilities	247,758	241,216
Total Liabilities	1,491,777	1,474,094
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	357,749	334,309
Retained earnings	2,505,396	2,388,219
Accumulated other comprehensive loss	(271,614)	(247,186)
Treasury shares	(1,674,232)	(1,553,563)
Total Shareholders’ Equity	927,157	931,637
Non-controlling interests	711	816
Total Equity (Note 7)	927,868	932,453
TOTAL LIABILITIES AND TOTAL EQUITY	$2,419,645	$2,406,547

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,227	$223,322
Non-controlling interests in subsidiaries’ loss	(13)	(32)
Net income including non-controlling interests	200,214	223,290
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net gains (Note 6)	(1,408)	—
Bargain purchase gain (Note 4)	—	(51,585)
Depreciation and amortization	53,946	50,457
Equity earnings in affiliates, net	(1,427)	(216)
Deferred income taxes	4,444	3,129
Stock-based compensation	13,583	9,966
Pension expense and settlement charges (Note 12)	2,714	816
Other, net	(8,659)	(330)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(25,492)	(24,300)
Increase in inventories	(41,533)	(22,526)
(Increase) decrease in other current assets	(12,081)	515
Decrease in trade accounts payable	(17,523)	(8,932)
Increase in other current liabilities	58,397	61,332
Net change in other assets and liabilities	4,602	3,738
NET CASH PROVIDED BY OPERATING ACTIVITIES	229,777	245,354

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(48,746)	(38,959)
Acquisition of businesses, net of cash acquired	6,591	(72,468)
Proceeds from sale of property, plant and equipment	10,585	1,994
Purchase of marketable securities	(268,335)	(145,553)
Proceeds from marketable securities	348,178	5,190
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	48,273	(249,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	(639)	(602)
Proceeds from long-term borrowings	—	34
Payments on long-term borrowings	(7)	(37)
Proceeds from exercise of stock options	4,448	14,333
Purchase of shares for treasury (Note 7)	(121,477)	(23,012)
Cash dividends paid to shareholders	(76,674)	(69,083)
Other financing activities	(2,170)	(15,561)
NET CASH USED BY FINANCING ACTIVITIES	(196,519)	(93,928)

Effect of exchange rate changes on Cash and cash equivalents	(10,032)	18,644
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,499	(79,726)

Cash and cash equivalents at beginning of period	326,701	379,179
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$398,200	$299,453
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
ASU 2017-07 requires an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The impact of the adoption resulted in the reclassification of the other components of net periodic benefit cost from Cost of goods sold and Selling, general & administrative expenses to Other income (expense). The reclassification resulted in an increase in Operating income of $2,570 as a result of a decrease in Pension settlement charges of $5,283, partially offset by increases in Cost of goods sold of $1,635 and Selling, general & administrative expenses of $1,078 for the three months ended September 30, 2017. The reclassification resulted in a decrease in Operating income of $1,578 as a result of a decrease in Pension settlement charges of $5,283, partially offset by increases in Cost of goods sold of $4,005 and Selling, general & administrative expenses of $2,856 for the nine months ended September 30, 2017. Refer to Note 12 to the consolidated financial statements for details.

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
ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), issued August 2018.
ASU 2018-14 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU also requires an entity to disclose the weighted-average interest crediting rates for cash balance plans and to explain the reasons for significant gains and losses related to changes in the benefit obligation. The ASU is effective January 1, 2020 and early adoption is permitted.

ASU No. 2018-13, Fair Value Measurement (Topic 944), issued August 2018.
ASU 2018-13 eliminates, amends and adds disclosure requirements related to fair value measurements. The ASU impacts various elements of fair value disclosure, including but not limited to, changes in unrealized gains or losses, significant unobservable inputs and measurement uncertainty. The ASU is effective January 1, 2020 and early adoption is permitted.

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
The Company has established a cross-functional team to implement the ASU and is in the process of gathering data on all leases and designing a new system solution. The Company is also evaluating its processes and internal controls to meet the ASU’s accounting, reporting and disclosure requirements. While the Company has not yet completed its evaluation of the ASU’s impact, the Company expects to recognize a right of use asset and a corresponding liability on the Consolidated Balance Sheets related to substantially all operating lease arrangements. The Company plans to adopt the package of practical expedients for all leases commenced before January 1, 2019.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 2 — REVENUE RECOGNITION
Adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)"
On January 1, 2018, the Company adopted ASU 2014-09 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting. The cumulative impact of adopting Topic 606 as of January 1, 2018 did not have a material impact to the consolidated financial statements. The Company does not expect the impact of the adoption of Topic 606 to be material to the consolidated financial statements on an ongoing basis.
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
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Consumables	$426,837	$1,329,768
Equipment	310,262	955,079
Net sales	$737,099	$2,284,847
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
At September 30, 2018, the Company recorded $18,302 related to advance customer payments and $15,095 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At January 1, 2018, the balances related to advance customer payments and billings in excess of revenue recognized were $19,683 and $11,132, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2018 and January 1, 2018, $33,429 and $22,229, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$70,539	$106,126	$200,227	$223,322
Denominator (shares in 000's):
Basic weighted average shares outstanding	64,821	65,806	65,245	65,769
Effect of dilutive securities - Stock options and awards	831	896	810	910
Diluted weighted average shares outstanding	65,652	66,702	66,055	66,679
Basic earnings per share	$1.09	$1.61	$3.07	$3.40
Diluted earnings per share	$1.07	$1.59	$3.03	$3.35
For the three months ended September 30, 2018 and 2017, common shares subject to equity-based awards of 346,168 and 182,615, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2018 and 2017, common shares subject to equity-based awards of 317,528 and 807,763, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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
The fair value of the net assets acquired exceeded the purchase consideration, resulting in a bargain purchase gain at acquisition, which was included in Bargain purchase gain in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2017. The Company believes that the bargain purchase gain was primarily the result of the divestiture by Air Liquide of the welding business, which was outside Air Liquide’s core business, as part of an overall repositioning of its core business. The Company anticipates future integration initiatives are necessary in order to achieve commercial and operational synergies.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table summarizes the purchase price allocation for the Air Liquide Welding acquisition:

Assets acquired and liabilities assumed	As of July 31, 2017
Accounts receivable	$89,442
Inventory (1)	97,803
Property, plant and equipment (2)	73,056
Intangible assets (3)	11,715
Accounts payable	(65,640)
Pension liability	(67,563)
Bargain purchase gain (6)	(49,650)
Net other assets and liabilities (4)	(27,210)
Total purchase price, net of cash acquired (5)	$61,953

(1)	A portion of inventories acquired were sold in the third quarter of 2017 resulting in a $2,314 increase in Cost of goods sold for the amortization of step up in the value of acquired inventories.

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
(6) An adjustment of $1,935 was recorded to the Bargain purchase gain in the fourth quarter of 2017.
In the three and nine months ended September 30, 2018, the Company recognized $970 and $3,665, respectively, in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. In the three and nine months ended September 30, 2017, the Company recognized $3,273 and $11,386, respectively, in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Such costs were expensed as incurred and are included in Selling, general & administrative expenses in the Company's Consolidated Statements of Income.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Financial information for the reportable segments follows:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended September 30, 2018
Net sales	$454,010	$209,622	$73,467	$—	$737,099
Inter-segment sales	31,845	3,663	1,537	(37,045)	—
Total	$485,855	$213,285	$75,004	$(37,045)	$737,099

Adjusted EBIT	$89,253	$10,721	$8,676	$(1,099)	$107,551
Special items charge (gain) (1)	4,232	2,636	—	970	7,838
EBIT	$85,021	$8,085	$8,676	$(2,069)	$99,713
Interest income					1,993
Interest expense					(5,962)
Income before income taxes					$95,744
Three Months Ended September 30, 2017
Net sales	$398,289	$197,617	$73,585	$—	$669,491
Inter-segment sales	25,546	5,451	2,064	(33,061)	—
Total	$423,835	$203,068	$75,649	$(33,061)	$669,491

Adjusted EBIT	$74,096	$10,612	$9,244	$570	$94,522
Special items charge (gain) (2)	5,283	2,314	—	(48,312)	(40,715)
EBIT	$68,813	$8,298	$9,244	$48,882	$135,237
Interest income					1,327
Interest expense					(5,922)
Income before income taxes					$130,642
Nine Months Ended September 30, 2018
Net sales	$1,351,297	$700,315	$233,235	$—	$2,284,847
Inter-segment sales	89,671	13,669	5,447	(108,787)	—
Total	$1,440,968	$713,984	$238,682	$(108,787)	$2,284,847

Adjusted EBIT	$254,850	$41,970	$28,058	$(4,443)	$320,435
Special items charge (gain) (1)	4,990	24,353	—	3,665	33,008
EBIT	$249,860	$17,617	$28,058	$(8,108)	$287,427
Interest income					5,273
Interest expense					(18,495)
Income before income taxes					$274,205
Nine Months Ended September 30, 2017
Net sales	$1,186,760	$468,003	$222,483	$—	$1,877,246
Inter-segment sales	75,380	15,214	6,763	(97,357)	—
Total	$1,262,140	$483,217	$229,246	$(97,357)	$1,877,246

Adjusted EBIT	$217,317	$29,713	$27,491	$369	$274,890
Special items charge (gain) (2)	5,283	2,314	—	(40,199)	(32,602)
EBIT	$212,034	$27,399	$27,491	$40,568	$307,492
Interest income					3,349
Interest expense					(18,333)
Income before income taxes					$292,508

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

(1)
In the three months ended September 30, 2018, special items reflect pension settlement charges of $4,232 in Americas Welding, rationalization and asset impairment charges of $2,636 in International Welding and transaction and integration costs of $970 in Corporate / Eliminations related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements. In the nine months ended September 30, 2018, special items reflect pension settlement charges of $4,990 in Americas Welding, rationalization and asset impairment charges of $24,353 in International Welding and transaction and integration costs of $3,665 in Corporate / Eliminations related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(2)
In the three and nine months ended September 30, 2017, special items reflect pension settlement charges of $5,283 in Americas Welding, amortization of step up in value of acquired inventories of $2,314 in International Welding and transaction and integration costs of $3,273 and $11,386, respectively, offset by a bargain purchase gain of $51,585 in Corporate / Eliminations related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment net charges of $24,353 in the nine months ended September 30, 2018. The 2018 charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets. A description of the Company's restructuring plans and the related costs is as follows:
During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. At September 30, 2018, liabilities of $9,331 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2017, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. Liabilities related to these plans were substantially paid at September 30, 2018.
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

Nine Months Ended September 30, 2018
Balance, December 31, 2017	$6,803
Payments and other adjustments	(20,053)
Charged to expense	25,761
Balance, September 30, 2018	$12,511

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 — EQUITY
Changes in equity for the nine months ended September 30, 2018 are as follows:

	Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$931,637	$816	$932,453
Comprehensive income (loss):
Net income	200,227	(13)	200,214
Other comprehensive income (loss)	(24,428)	(92)	(24,520)
Total comprehensive income (loss)	175,799	(105)	175,694

Cash dividends declared - $1.17 per share	(76,833)	—	(76,833)
Issuance of shares under benefit plans	18,031	—	18,031
Purchase of shares for treasury (1)	(121,477)	—	(121,477)
Balance at September 30, 2018	$927,157	$711	$927,868

(1)
The Company's total common shares authorized to be repurchased under the current repurchase program is 55 million shares.  As of September 30, 2018, there remained 7.1 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2018	$498		$(83,269)		$(193,708)		$(276,479)
Other comprehensive income (loss) before reclassification	1,218		—		(406)	[3]	812
Amounts reclassified from AOCI	198	[1]	3,855	[2]	—		4,053
Net current-period other comprehensive income (loss)	1,416		3,855		(406)		4,865
Balance at September 30, 2018	$1,914		$(79,414)		$(194,114)		$(271,614)

	Three Months Ended September 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2017	$1,834		$(94,513)		$(179,844)		$(272,523)
Other comprehensive income (loss) before reclassification	(1,814)		—		18,900	[3]	17,086
Amounts reclassified from AOCI	1,130	[1]	3,958	[2]	—		5,088
Net current-period other comprehensive income (loss)	(684)		3,958		18,900		22,174
Balance at September 30, 2017	$1,150		$(90,555)		$(160,944)		$(250,349)

(1)
During the 2018 period, this AOCI reclassification is a component of Net sales of $(124) (net of tax of $(19)) and Cost of goods sold of $74 (net of tax of $(5)); during the 2017 period, the reclassification is a component of Net sales of $968 (net of tax of $398) and Cost of goods sold of $162 (net of tax of $25). See Note 15 to the consolidated financial statements for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,278 and $2,170 during the three months ended September 30, 2018 and 2017, respectively). See Note 12 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(61) and $31 attributable to Non-controlling interests in the three months ended September 30, 2018 and 2017, respectively.

The following tables set forth the total changes in AOCI by component, net of taxes, for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	987		—		(31,330)	[3]	(30,343)
Amounts reclassified from AOCI	52	[1]	5,863	[2]	—		5,915
Net current-period other comprehensive income (loss)	1,039		5,863		(31,330)		(24,428)
Balance at September 30, 2018	$1,914		$(79,414)		$(194,114)		$(271,614)

	Nine Months Ended September 30, 2017
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	(1,547)		—		72,741	[3]	71,194
Amounts reclassified from AOCI	2,110	[1]	5,384	[2]	—		7,494
Net current-period other comprehensive income (loss)	563		5,384		72,741		78,688
Balance at September 30, 2017	$1,150		$(90,555)		$(160,944)		$(250,349)

(1)
During the 2018 period, the AOCI reclassification is a component of Net sales of $(12) (net of tax of $(25)) and Cost of goods sold of $40 (net of tax of $(24)); during the 2017 period, the AOCI reclassification is a component of Net sales of $1,580 (net of tax of $602) and Cost of goods sold of $530 (net of tax of $214). See Note 15 to the consolidated financial statements for additional details.

(2)
The AOCI component is included in the computation of net periodic pension costs (net of tax of $1,927 and $2,532 during the nine months ended September 30, 2018 and 2017, respectively). See Note 12 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(92) and $79 attributable to Non-controlling interests in the nine months ended September 30, 2018 and 2017, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — INVENTORIES
Inventories in the Condensed Consolidated Balance Sheet is comprised of the following components:

	September 30, 2018	December 31, 2017
Raw materials	$104,421	$97,577
Work-in-process	60,465	50,695
Finished goods	212,545	200,395
Total	$377,431	$348,667
At September 30, 2018 and December 31, 2017, approximately 37% and 32% of total inventories were valued using the last-in, first out ("LIFO") method, respectively. The excess of current cost over LIFO cost was $78,312 at September 30, 2018 and $68,641 at December 31, 2017.

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

NOTE 10 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of year	$22,029	$21,053
Accruals for warranties	6,855	8,118
Settlements	(8,064)	(8,672)
Foreign currency translation and other adjustments (1)	349	2,368
Balance at September 30	$21,169	$22,867
(1)  At September 30, 2017, Foreign currency translation and other adjustments includes $2,114 in an acquired liability related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 11 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and weighted average initial tenure of the Notes is 3.3% and 18 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2018, the Company was in compliance with all of its debt covenants relating to the Notes.

NOTE 12 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$35	$796	$164	$761	$105	$2,479	$459	$1,935
Interest cost	4,574	867	4,882	887	13,561	2,774	14,623	2,220
Expected return on plan assets	(6,450)	(1,174)	(8,306)	(1,163)	(20,281)	(3,714)	(23,648)	(3,062)
Amortization of prior service cost	—	—	—	4	—	1	—	12
Amortization of net loss	355	546	506	477	1,123	1,676	1,599	1,395
Settlement charges (1)	4,232	—	5,283	—	4,990	—	5,283	—
Defined benefit plans	2,746	1,035	2,529	966	(502)	3,216	(1,684)	2,500
Multi-employer plans	—	226	—	217	—	687	—	634
Defined contribution plans	5,712	813	5,390	789	17,216	2,678	17,224	1,524
Total pension cost	$8,458	$2,074	$7,919	$1,972	$16,714	$6,581	$15,540	$4,658

(1) Pension settlement charges resulting from lump sum pension payments in the three and nine months ended September 30, 2018 and 2017.
The defined benefit plan components of Total pension cost, other than service cost, are included Other income (expense) in the Company's Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 13 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity earnings in affiliates	$542	$766	$3,301	$2,001
Other components of net periodic pension (cost) income (1)	(2,950)	(2,570)	(130)	1,578
Other income	1,334	1,401	3,647	3,293
Total Other income (expense)	$(1,074)	$(403)	$6,818	$6,872
(1) Other components of net periodic pension (cost) income include pension settlement charges in the three and nine months ended September 30, 2018 of $4,232 and $4,990, respectively, and charges of $5,283 in the three and nine months ended September 30, 2017. Refer to Note 12 to the consolidated financial statements for details.
NOTE 14 — INCOME TAXES
The Company recognized $73,991 of tax expense on pretax income of $274,205, resulting in an effective income tax rate of 27.0% for the nine months ended September 30, 2018.  The effective income tax rate was 23.7% for the nine months ended September 30, 2017.
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
In the first quarter of 2018, the Department of Treasury and Internal Revenue Service issued Treasury Notice 2018-13. Notice 2018-13 requires the use of the spot exchange rate, instead of the average annual exchange rate, to value unremitted foreign earnings as of December 31, 2017. Based on this new guidance, in the first quarter of 2018 the Company increased the amount recorded in 2017 related to taxes on unremitted foreign earnings by $2,500. The Company recorded an additional adjustment of $2,394 in the third quarter of 2018 primarily due to higher foreign earnings. The Company continues to gather additional information and will complete the accounting within the prescribed measurement period.
The increase in the effective tax rate for the nine months ended September 30, 2018, as compared with the same period in 2017, was primarily due to the nontaxable bargain purchase gain recorded in the third quarter of 2017 in connection with the Air Liquide Welding acquisition, 2018 rationalization charges in regions with low or no tax benefit and 2018 adjustments and incremental tax expense related to the U.S. Tax Act. The 2018 incremental tax expense is the result of the Global Intangible Low-Taxed Income (“GILTI”) provisions of the U.S. Tax Act, partially offset by the Foreign-Derived Intangible Income (“FDII”) provisions. The amount recorded is based on a reasonable estimate as of September 30, 2018. The Company has not determined its accounting policy with respect to GILTI and has therefore included the 2018 estimate as a period cost and included as part of the estimated annual effective tax rate. The Company is continuing to gather additional information to complete its analysis within the prescribed measurement period. The Company is also continuing to analyze applicability of the Base Erosion Anti-Abuse Tax ("BEAT") and the interest expense limitation during the prescribed period.
As of September 30, 2018, the Company had $15,683 of unrecognized tax benefits.  If recognized, approximately $12,075 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $2,000 in previously unrecognized tax benefits by the end of the third quarter 2019.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 15 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the nine months ended September 30, 2018 and 2017.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2018.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $52,450 at September 30, 2018 and $35,489 at December 31, 2017.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At September 30, 2018, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $125,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at September 30, 2018 and December 31, 2017.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $334,722 at September 30, 2018 and $340,884 at December 31, 2017.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2018			December 31, 2017
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$940	$399	$—	$519	$604	$—
Interest rate swap agreements	—	—	10,871	—	—	5,085
Not designated as hedging instruments:
Foreign exchange contracts	4,604	405	—	2,257	3,747	—
Total derivatives	$5,544	$804	$10,871	$2,776	$4,351	$5,085
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2018	2017	2018	2017
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$4,894	$968	$9,143	$1,580

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2018	December 31, 2017
Foreign exchange contracts	$392	$(224)
Net investment contracts	1,522	1,099
The Company expects a gain of $392 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2018	2017	2018	2017
Foreign exchange contracts	Sales	$(143)	$968	$(37)	$1,580
	Cost of goods sold	(69)	162	(16)	530

NOTE 16 - FAIR VALUE
The following table provides a summary of assets and liabilities as of September 30, 2018, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$5,544	$—	$5,544	$—
Marketable securities	99,282	—	99,282	—
Total assets	$104,826	$—	$104,826	$—

Liabilities:
Foreign exchange contracts	$804	$—	$804	$—
Interest rate swap agreements	10,871	—	10,871	—
Contingent consideration	2,100	—	—	2,100
Deferred compensation	27,385	—	27,385	—
Total liabilities	$41,160	$—	$39,060	$2,100

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
During the nine months ended September 30, 2018, there were no transfers between Levels 1, 2 or 3.
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
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2018 and December 31, 2017.  The fair value of long-term debt at September 30, 2018 and December 31, 2017, including the current portion, was approximately $631,600 and $687,428, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $698,578 and $704,247, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.

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

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended September 30,
	2018		2017		Increase (Decrease) 2018 vs 2017
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$737,099		$669,491		67,608	10.1%
Cost of goods sold	485,547		451,610		33,937	7.5%
Gross profit	251,552	34.1%	217,881	32.5%	33,671	15.5%
Selling, general & administrative expenses	148,129	20.1%	133,826	20.0%	14,303	10.7%
Rationalization and asset impairment charges	2,636		—		2,636	100.0%
Bargain purchase gain	—		(51,585)		(51,585)	(100.0%)
Operating income	100,787	13.7%	135,640	20.3%	(34,853)	(25.7%)
Interest expense, net	3,969		4,595		(626)	(13.6%)
Other income (expense)	(1,074)		(403)		(671)	(166.5%)
Income before income taxes	95,744	13.0%	130,642	19.5%	(34,898)	(26.7%)
Income taxes	25,209		24,531		678	2.8%
Effective tax rate	26.3%		18.8%
Net income including non-controlling interests	70,535		106,111		(35,576)	(33.5%)
Non-controlling interests in subsidiaries’ loss	(4)		(15)		11	73.3%
Net income	$70,539	9.6%	$106,126	15.9%	(35,587)	(33.5%)
Diluted earnings per share	$1.07		$1.59

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease) 2018 vs 2017
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,284,847		$1,877,246		407,601	21.7%
Cost of goods sold	1,506,625		1,240,391		266,234	21.5%
Gross profit	778,222	34.1%	636,855	33.9%	141,367	22.2%
Selling, general & administrative expenses	473,260	20.7%	387,820	20.7%	85,440	22.0%
Rationalization and asset impairment charges	24,353		—		24,353	100.0%
Bargain purchase gain	—		(51,585)		(51,585)	(100.0%)
Operating income	280,609	12.3%	300,620	16.0%	(20,011)	(6.7%)
Interest expense, net	13,222		14,984		(1,762)	(11.8%)
Other income (expense)	6,818		6,872		(54)	(0.8%)
Income before income taxes	274,205	12.0%	292,508	15.6%	(18,303)	(6.3%)
Income taxes	73,991		69,218		4,773	6.9%
Effective tax rate	27.0%		23.7%
Net income including non-controlling interests	200,214		223,290		(23,076)	(10.3%)
Non-controlling interests in subsidiaries’ loss	(13)		(32)		19	59.4%
Net income	$200,227	8.8%	$223,322	11.9%	(23,095)	(10.3%)
Diluted earnings per share	$3.03		$3.35

Net Sales:
The following tables summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and nine months ended September 30, 2018 on a consolidated basis:

Three Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2017	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2018
Lincoln Electric Holdings, Inc.	$669,491	$2,599	$29,482	$47,241	$(11,714)	$737,099
% Change
Lincoln Electric Holdings, Inc.		0.4%	4.4%	7.1%	(1.7%)	10.1%

Nine Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2017	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2018
Lincoln Electric Holdings, Inc.	$1,877,246	$60,281	$236,411	$102,350	$8,559	$2,284,847
% Change
Lincoln Electric Holdings, Inc.		3.2%	12.6%	5.5%	0.5%	21.7%
Net sales increased in the three and nine months ended September 30, 2018 primarily as a result of acquisitions and stronger organic sales. The increase in Net sales from acquisitions was driven by the acquisition of Air Liquide Welding within Americas Welding and International Welding.
Gross Profit:
Gross profit for the three and nine months ended September 30, 2018 increased, as a percent of sales, compared to the prior year due to price management and segment mix. The three and nine months ended September 30, 2018 includes a last-in, first-out ("LIFO") charge of $3,498 and $9,671, respectively, as compared to with a LIFO charge of $2,196 and $5,855, respectively, in the three and nine months ended September 30, 2017.
Selling, General & Administrative ("SG&A") Expenses:
The increase in SG&A expenses for the three and nine months ended September, 2018 as compared to September 30, 2017 is due to higher expense from acquisitions and higher compensation costs, partially offset by lower acquisition transaction and integration costs.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $2,636, $2,575 after-tax, and $24,353, $20,807 after-tax, in the three and nine months ended September 30, 2018, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets.
Bargain Purchase Gain:
In the three and nine months ended September 30, 2017, the Company recorded a bargain purchase gain of $51,585 related to the Air Liquide Welding acquisition. See Note 4 to the consolidated financial statements for additional information.
Interest Expense, Net:
The decrease in Interest expense, net for the three and nine months ended September 30, 2018 as compared to September 30, 2017 was due to higher interest income on marketable securities in 2018.
Other Income (Expense):
The decrease in Other income (expense) for the three months ended September 30, 2018 as compared to September 30, 2017 was due to lower equity earnings in affiliates and higher net periodic pension cost.
The decrease in Other income (expense) for the nine months ended September 30, 2018 as compared to September 30, 2017 was due to higher net periodic pension cost, partially offset by higher equity earnings in affiliates.
Income Taxes:
The effective tax rate was higher for the three and nine months ended September 30, 2018 as compared to September 30, 2017 primarily due to the nontaxable bargain purchase gain recorded in the third quarter of 2017 in connection with the Air Liquide

Welding acquisition, 2018 rationalization charges in regions with low or no tax benefits and 2018 adjustments related to the U.S. Tax Act. The increase was offset by the U.S. Tax Act’s reduction of the U.S. corporate income tax rate.
Net Income:
Net income for the three and nine months ended September 30, 2018 decreased as compared to the prior year periods primarily due to the bargain purchase gain in 2017 and higher SG&A costs in 2018 partially offset by stronger organic sales.
Segment Results
Net Sales:  The tables below summarize the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and nine months ended September 30, 2018:

Three Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2017	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2018
Operating Segments
Americas Welding	$398,289	$23,084	$1,148	$36,128	$(4,639)	$454,010
International Welding	197,617	(20,659)	28,334	10,360	(6,030)	209,622
The Harris Products Group	73,585	174	—	753	(1,045)	73,467

% Change
Americas Welding		5.8%	0.3%	9.1%	(1.2%)	14.0%
International Welding		(10.5%)	14.3%	5.2%	(3.1%)	6.1%
The Harris Products Group		0.2%	—	1.0%	(1.4%)	(0.2%)
(1) Increase for Americas Welding due to improving demand in a broad range of end markets. Decrease for International Welding due to repositioning of the Company's channel strategy in the European market and restructuring activities.
(2) Increase due to the acquisition of Air Liquide Welding within Americas Welding and International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3) Increase for Americas Welding and International Welding segments due to increased product pricing as a result of higher input costs.

Nine Months Ended September 30th		Change in Net Sales due to:
	Net Sales 2017	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2018
Operating Segments
Americas Welding	$1,186,760	$82,669	$8,813	$75,768	$(2,713)	$1,351,297
International Welding	468,003	(31,765)	227,598	25,151	11,328	700,315
The Harris Products Group	222,483	9,377	—	1,431	(56)	233,235

% Change
Americas Welding		7.0%	0.7%	6.4%	(0.2%)	13.9%
International Welding		(6.8%)	48.6%	5.4%	2.4%	49.6%
The Harris Products Group		4.2%	—	0.6%	—	4.8%
(1) Increase for Americas Welding due to improving demand in a broad range of end markets. Decrease for International Welding due to repositioning of the Company's channel strategy in the European market and restructuring activities. Increase for The Harris Products Group driven primarily by demand in the retail sector.
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
The following table presents Adjusted EBIT by segment:

	Three Months Ended September 30,		Increase (Decrease) 2018 vs. 2017
	2018	2017	$	%
Americas Welding:
Net sales	$454,010	$398,289	55,721	14.0%
Inter-segment sales	31,845	25,546	6,299	24.7%
Total Sales	$485,855	$423,835	62,020	14.6%

Adjusted EBIT (4)	$89,253	$74,096	15,157	20.5%
As a percent of total sales (1)	18.4%	17.5%		0.9%
International Welding:
Net sales	$209,622	$197,617	12,005	6.1%
Inter-segment sales	3,663	5,451	(1,788)	(32.8%)
Total Sales	$213,285	$203,068	10,217	5.0%

Adjusted EBIT (5)	$10,721	$10,612	109	1.0%
As a percent of total sales (2)	5.0%	5.2%		(0.2%)
The Harris Products Group:
Net sales	$73,467	$73,585	(118)	(0.2%)
Inter-segment sales	1,537	2,064	(527)	(25.5%)
Total Sales	$75,004	$75,649	(645)	(0.9%)

Adjusted EBIT	$8,676	$9,244	(568)	(6.1%)
As a percent of total sales (3)	11.6%	12.2%		(0.6%)
Corporate / Eliminations:
Inter-segment sales	$(37,045)	$(33,061)	3,984	12.1%
Adjusted EBIT (6)	(1,099)	570	(1,669)	(292.8%)
Consolidated:
Net sales	$737,099	$669,491	67,608	10.1%
Net income	$70,539	$106,126	(35,587)	(33.5%)
As a percent of total sales	9.6%	15.9%		(6.3%)

Adjusted EBIT (7)	$107,551	$94,522	13,029	13.8%
As a percent of sales	14.6%	14.1%		0.5%

(1)	Increase for the three months ended September 30, 2018 as compared to September 30, 2017 driven by stronger organic sales.

(2)	Decrease for the three months ended September 30, 2018 as compared to September 30, 2017 driven by lower Net sales volumes.

(3)	Decrease for the three months ended September 30, 2018 as compared to September 30, 2017 driven by lower demand in certain end markets and decreased commodity pricing.

(4)
The three months ended September 30, 2018 and 2017 exclude pension settlement charges of $4,232 and $5,283, respectively, related to lump sum pension payments as discussed in Note 12 to the consolidated financial statements.

(5)
The three months ended September 30, 2018 excludes rationalization charges of $2,636 related to severance, asset impairments and gains or losses on the disposal of assets. The three months ended September 30, 2017 excludes amortization of step up in value of acquired inventories of $2,314 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(6)
The three months ended September 30, 2018 and 2017 exclude acquisition transaction and integration costs of $970 and $3,273, respectively, and a bargain purchase gain in 2017 of $51,585 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
The following table presents Adjusted EBIT by segment for the nine months ended September 30, 2018:

	Nine Months Ended September 30,		Increase (Decrease) 2018 vs. 2017
	2018	2017	$	%
Americas Welding:
Net sales	$1,351,297	$1,186,760	164,537	13.9%
Inter-segment sales	89,671	75,380	14,291	19.0%
Total Sales	$1,440,968	$1,262,140	178,828	14.2%

Adjusted EBIT (3)	$254,850	$217,317	37,533	17.3%
As a percent of total sales (1)	17.7%	17.2%		0.5%
International Welding:
Net sales	$700,315	$468,003	232,312	49.6%
Inter-segment sales	13,669	15,214	(1,545)	(10.2%)
Total Sales	$713,984	$483,217	230,767	47.8%

Adjusted EBIT (4)	$41,970	$29,713	12,257	41.3%
As a percent of total sales (2)	5.9%	6.1%		(0.2%)
The Harris Products Group:
Net sales	$233,235	$222,483	10,752	4.8%
Inter-segment sales	5,447	6,763	(1,316)	(19.5%)
Total Sales	$238,682	$229,246	9,436	4.1%

Adjusted EBIT	$28,058	$27,491	567	2.1%
As a percent of total sales	11.8%	12.0%		(0.2%)
Corporate / Eliminations:
Inter-segment sales	$(108,787)	$(97,357)	11,430	11.7%
Adjusted EBIT (5)	(4,443)	369	(4,812)	(1,304.1%)
Consolidated:
Net sales	$2,284,847	$1,877,246	407,601	21.7%
Net income	$200,227	$223,322	(23,095)	(10.3%)
As a percent of total sales	8.8%	11.9%		(3.1%)

Adjusted EBIT (6)	$320,435	$274,890	45,545	16.6%
As a percent of sales	14.0%	14.6%		(0.6%)

(1)	Increase for the nine months ended September 30, 2018 as compared to September 30, 2017 driven by stronger organic sales.

(2)	Decrease for the nine months ended September 30, 2018 as compared to September 30, 2017 driven by lower Net sales volumes and the impact of the Air Liquide Welding acquisition.

(3)
The nine months ended September 30, 2018 and 2017 exclude pension settlement charges of $4,990 and $5,283, respectively, related to lump sum pension payments as discussed in Note 12 to the consolidated financial statements.

(4)
The nine months ended September 30, 2018 excludes rationalization charges of $24,353 related to severance, asset impairments and gains or losses on the disposal of assets. The nine months ended September 30, 2017 excludes amortization of step up in value of acquired inventories of $2,314 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(5)
The nine months ended September 30, 2018 and 2017 exclude acquisition transaction and integration costs of $3,665 and $11,386, respectively, and a bargain purchase gain in 2017 of $51,585 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

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
The following table presents the reconciliation of both Net income as reported to Adjusted operating income and Adjusted EBIT as well as Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income as reported	$100,787	$135,640	$280,609	$300,620
Special items (pre-tax):
Rationalization and asset impairment charges (1)	2,636	—	24,353	—
Acquisition transaction and integration costs (2)	970	3,273	3,665	11,386
Amortization of step up in value of acquired inventories (2)	—	2,314	—	2,314
Bargain purchase gain (2)	—	(51,585)	—	(51,585)
Adjusted operating income	$104,393	$89,642	$308,627	$262,735

Net income as reported	$70,539	$106,126	$200,227	$223,322
Special items:
Rationalization and asset impairment charges (1)	2,636	—	24,353	—
Acquisition transaction and integration costs (2)	970	3,273	3,665	11,386
Pension settlement charges (3)	4,232	5,283	4,990	5,283
Amortization of step up in value of acquired inventories (2)	—	2,314	—	2,314
Bargain purchase gain (2)	—	(51,585)	—	(51,585)
Tax effect of Special items (4)	1,033	(3,636)	(132)	(5,521)
Adjusted net income	79,410	61,775	233,103	185,199
Non-controlling interests in subsidiaries’ earnings (loss)	(4)	(15)	(13)	(32)
Interest expense, net	3,969	4,595	13,222	14,984
Income taxes as reported	25,209	24,531	73,991	69,218
Tax effect of Special items (4)	(1,033)	3,636	132	5,521
Adjusted EBIT	$107,551	$94,522	$320,435	$274,890

Diluted earnings per share as reported	$1.07	$1.59	$3.03	$3.35
Special items per share	0.14	(0.66)	$0.50	(0.57)
Adjusted diluted earnings per share	$1.21	$0.93	$3.53	$2.78
(1) Charges primarily related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.
(2) Costs and a bargain purchase gain related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
(3) Pension settlement charges related to lump sum pension payments as discussed in Note 12 to the consolidated financial statements.

(4) Includes the net tax impact of Special items recorded during the respective periods, including the net impact of the U.S. Tax act of $2,323 and $4,823 in the three and nine months ended September 30, 2018, respectively.
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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2018	2017	$ Change
Cash provided by operating activities (1)	$229,777	$245,354	(15,577)
Cash provided by (used by) investing activities (2)	48,273	(249,796)	298,069
Capital expenditures	(48,746)	(38,959)	(9,787)
Acquisition of businesses, net of cash acquired	6,591	(72,468)	79,059
Proceeds from marketable securities, net of purchases	79,843	(140,363)	220,206
Cash used by financing activities (3)	(196,519)	(93,928)	(102,591)
Purchase of shares for treasury	(121,477)	(23,012)	(98,465)
Cash dividends paid to shareholders	(76,674)	(69,083)	(7,591)
Increase (decrease) in Cash and cash equivalents (4)	71,499	(79,726)
(1) Cash provided by operating activities decreased for the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017 primarily due to changes in cash flows from operating working capital.
(2) Cash provided by investing activities increased for the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017 predominantly due to the proceeds from marketable securities in 2018. The Company currently anticipates capital expenditures of $60,000 to $70,000 in 2018.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017 due to higher purchases of common shares for treasury.
(4) Cash and cash equivalents increased 21.9%, or $71,499, to $398,200 during the nine months ended September 30, 2018, from $326,701 as of December 31, 2017.  This increase was predominantly due to cash provided by operating activities and proceeds from marketable securities partially offset by purchases of common shares for treasury and cash dividends paid to shareholders. The increase in Cash and cash equivalents during the nine months ended September 30, 2018 compares to a decrease of 21.0% during the nine months ended September 30, 2017. The decrease in 2017 was primarily due to cash used for the acquisition of businesses, the purchase of marketable securities and cash dividends paid to shareholders, partially offset by cash provided by operating activities. At September 30, 2018, $360,015 of Cash and cash equivalents was held by international subsidiaries.

The Company's total debt remained consistent as compared to December 31, 2017. Total debt to total invested capital decreased to 43.0% at September 30, 2018 from 43.1% at December 31, 2017.
In October 2018, the Company paid a cash dividend of $0.39 per share, or $25,134, to shareholders of record as of September 28, 2018.
Working Capital Ratios

	September 30, 2018	December 31, 2017	September 30, 2017
Average operating working capital to net sales (1)	18.3%	15.9%	20.5%
Days sales in Inventories	100.8	88.9	108.4
Days sales in Accounts receivable	54.5	52.4	58.6
Average days in Trade accounts payable	52.3	54.5	54.6
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
ROIC for the twelve months ended September 30, 2018 and 2017 were as follows:

	Twelve Months Ended September 30,
	2018	2017
Net income	$224,408	$276,717
Rationalization and asset impairment charges	30,943	—
Pension settlement charges	7,857	5,283
Acquisition transaction and integration costs	7,281	11,386
Amortization of step up in value of acquired inventories	2,264	2,314
Bargain purchase adjustment (gain)	1,935	(51,585)
Tax effect of Special items (1)	25,925	(5,521)
Adjusted net income	$300,613	$238,594
Plus: Interest expense, net of tax of $6,087 and $9,795 in 2018 and 2017, respectively	18,295	15,789
Less: Interest income, net of tax of $1,676 and $1,614 in 2018 and 2017, respectively	5,036	2,602
Adjusted net income before tax effected interest	$313,872	$251,781

Invested Capital	September 30, 2018	September 30, 2017
Short-term debt	$794	$2,135
Long-term debt, less current portion	698,468	704,804
Total debt	699,262	706,939
Total equity	927,868	945,928
Invested capital	$1,627,130	$1,652,867
Return on invested capital	19.3%	15.2%

(1)	Includes the net tax impact of Special items recorded during the respective periods, including the net impact of the U.S. Tax act of $33,439 in the twelve months ended September 30, 2018.
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

Debt
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and weighted average initial tenure of the Notes is 3.3% and 18 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2018, the Company was in compliance with all of its debt covenants relating to the Notes.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
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
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of September 30, 2018, the Company was a co-defendant in cases alleging asbestos-induced illness involving claims by approximately 3,469 plaintiffs, which is a net decrease of 38 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 54,922 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 794 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2018 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2018	131,803	(1)	$89.57	131,560	7,745,878
August 1 - 31, 2018	348,576	(1)	92.94	348,556	7,397,322
September 1 - 30, 2018	287,153		94.17	287,153	7,110,169
Total	767,532		92.82	767,269
_______________________________________________________________________________

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 47.9 million shares at a total cost of $1.8 billion for a weighted average cost of $37.62 per share through September 30, 2018.

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
October 26, 2018