Form 10-K
period 2018-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2019-02-27
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission file number 0-1402
LINCOLN ELECTRIC HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-1860551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22801 St. Clair Avenue, Cleveland, Ohio	44117
(Address of principal executive offices)	(Zip Code)

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Shares, without par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates as of June 29, 2018 was $5,556,447,259 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of January 31, 2019 was 63,238,446.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the registrant's 2019 Annual Meeting of Shareholders.

QuickLinks -- Click here to rapidly navigate through this document

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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, Egypt, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Romania, Russia, Spain, Turkey and the United Kingdom.
The Company's business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses, as well as the retail business in the United States.
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
Environmental Regulations
The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 47 facilities worldwide.
International Operations
The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations.
Employees
The number of persons employed by the Company worldwide at December 31, 2018 was approximately 11,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.

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
In the normal course of business, we are exposed to market risks related to the availability of and price fluctuations in the purchase of energy and commodities used in the manufacture of our products (primarily steel, brass, copper, silver, aluminum alloys, electronic components, electricity and natural gas). The availability and prices for energy costs and raw materials, including steel, nonferrous metals and chemicals, are subject to volatility and are influenced by worldwide economic conditions. They are also influenced by import duties and tariffs (including the Section 232 steel and aluminum tariffs initiated by the U.S. government in 2018), speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, government trade practices and regulations and other factors.
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
As of December 31, 2018, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,336 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 54,977 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 890 were decided in favor of the Company following summary judgment motions.
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
The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders' equity and cash flows through our annual measurement of plan assets and liabilities. During the fourth quarter 2016, the Company made amendments to freeze all benefit accruals under the Lincoln Electric Retirement Annuity Program and the domestic Supplemental Executive Retirement Plan, effective December 31, 2016 and November 30, 2016, respectively. For further details on the plan freeze and a discussion regarding how the financial statements have been affected, refer to Note 12 to the Company's consolidated financial statements.
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
We may take additional actions in the future to further optimize our cost structure and improve the efficiency of our operations, which will reduce our profitability in the periods incurred. As a result of these actions, we will likely continue to incur charges, which may include but are not be limited to asset impairments, employee severance costs, charges for pension and other postretirement contractual benefits and pension settlements, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future rationalization plans in full or in part or within the time periods we expect. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. For more information regarding rationalization plans, refer to the rationalization and asset impairment related disclosure under Note 7 to the Company's consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	57
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

Vincent K. Petrella	58
Executive Vice President, Chief Financial Officer and Treasurer since February 19, 2014; Senior Vice President, Chief Financial Officer and Treasurer from October 7, 2005 to February 19, 2014; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005.

Jennifer I. Ansberry	45	Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from 2004 until April 20, 2017.
George D. Blankenship	56
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

Gabriel Bruno	51
Executive Vice President, Finance since January 1, 2019; Chief Human Resources Officer from July 1, 2016 to December 31, 2018; Executive Vice President, Chief Human Resources Officer and Chief Information Officer from February 18, 2016 to July 1, 2016; Executive Vice President, Chief Information Officer and Interim Chief Human Resources Officer from March 7, 2015 to February 18, 2016; Executive Vice President, Chief Information Officer from February 19, 2014 to March 7, 2015; Vice President, Chief Information Officer from May 1, 2012 to February 19, 2014; Vice President, Corporate Controller from 2005 to May 1, 2012.

Steven B. Hedlund	52
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

Michele R. Kuhrt	52
Executive Vice President, Chief Human Resources Officer since February 25, 2019; Executive Vice President, Chief Information Officer from July 1, 2016 to February 24, 2019; Senior Vice President, Tax from 2006 to July 1, 2016.

Geoffrey P. Allman	48
Senior Vice President, Strategy and Business Development since January 1, 2019; Senior Vice President, Corporate Controller from January 14, 2014 to December 31, 2018; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to June 30, 2012.

Thomas A. Flohn	58
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

David J. Nangle	62
Executive Vice President, President, Harris Products Group since February 19, 2014; Vice President, Group President of Brazing, Cutting and Retail Subsidiaries from January 12, 2006 to February 19, 2014.

Douglas S. Lance	51
Senior Vice President, President, Cleveland Operations, North America since September 1, 2016; Senior Vice President, North American Operations from February 19, 2014 to August 31, 2016; Vice President, Operations from January 1, 2012 to February 18, 2014.

Michael Mintun	56
Senior Vice President, Sales and Marketing, North America since February 19, 2014; Vice President, Sales and Marketing, North America from January 1, 2013 to February 18, 2014; Vice President, Sales, North America from January 1, 2008 to December 31, 2012.

Michael J. Whitehead	45
Senior Vice President, President, Global Automation, Cutting and Additive Business since January 1, 2019; Senior Vice President, Strategy and Business Development from August 1, 2016 to December 31, 2018; President, Lincoln Canada from January 1, 2015 to July 31, 2016;  Director, New Product Development, Consumables R&D from January 1, 2012 to December 31, 2014.

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
The Company has 60 manufacturing facilities, including operations and joint ventures in 19 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States
Cleveland, Coldwater and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Churubusco, Indiana.

Brazil	Guarulhos; Indaiatuba.
Canada	Toronto; Mississauga; Hamilton; Montreal; Hawkesbury; Vankleek Hill.
Colombia	Bogota.
Mexico	Mexico City; Torreon.
International Welding:
Australia	Newcastle; Gladstone.
China	Shanghai; Nanjing; Zhengzhou; Luan County; Hangzhou.
Egypt	Cairo.
France	Grand-Quevilly; Partheny.
Germany	Essen; Eisenberg; Frankfurt.
India	Chennai.
Italy	Corsalone; Due Carrere; Verona; Storo.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
Russia	Mtsensk.
Spain	Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina.
Brazil	Maua.
Poland	Dzierzoniow.
All properties relating to the Company's Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company's foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business.
In addition, the Company maintains operating leases for some manufacturing facilities, distribution centers and sales offices throughout the world. Refer to Note 18 to the consolidated financial statements for information regarding the Company's lease commitments.

ITEM 3. LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of December 31, 2018, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,336 plaintiffs, which is a net decrease of 133 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 54,977 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 890 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2018 was 1,745.
Issuer purchases of equity securities for the fourth quarter 2018 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1-31, 2018	455,734	(1)	$86.10	455,442	6,654,727
November 1-30, 2018	391,845		83.50	391,845	6,262,882
December 1-31, 2018	99,898	(1)	82.26	85,658	6,177,224
Total	947,477		84.62	932,945

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 48.8 million shares at a cost of $1.9 billion for a weighted average cost of $38.52 per share through December 31, 2018.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2014 and ending December 31, 2018. This graph assumes that $100 was invested on December 31, 2013 in each of the Company's common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0

	2013	2014	2015	2016	2017	2018
The Company	100	98	75	113	138	121
S&P 500	100	114	115	129	156	150
S&P 400	100	110	107	129	150	134

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
Net sales	$3,028,674	$2,624,431	$2,274,614	$2,535,791	$2,813,324
Net income	287,066	247,503	198,399	127,478	254,686
Basic earnings per share	4.42	3.76	2.94	1.72	3.22
Diluted earnings per share	4.37	3.71	2.91	1.70	3.18
Cash dividends declared per share	1.64	1.44	1.31	1.19	0.98
Total assets	2,349,825	2,406,547	1,943,437	1,784,171	1,939,215
Long-term debt, less current portion	702,549	704,136	703,704	350,347	2,488

(1)
Results for 2018 include charges of $25,285 ($19,966 after-tax) in rationalization and asset impairment charges and gains or losses on the disposal of assets, $6,686 ($5,017 after-tax) in pension settlement charges and $4,498 ($3,682 after-tax) of transaction and integration costs related to the acquisition of Air Liquide Welding. Results also include charges of $399 related to the net impact of the U.S. Tax Act (as defined in Item 7).

(2)
Results for 2017 include charges related to the acquisition of Air Liquide Welding, including $15,002 ($11,559 after-tax) of transaction and integration costs, $4,578 ($3,453 after-tax) in amortization of step up in value of acquired inventories and a $49,650 bargain purchase gain. Results also include $8,150 ($5,030 after-tax) in pension settlement charges, $6,590 ($6,198 after-tax) in rationalization and asset impairment charges and charges of $28,616 related to the net impact of the U.S. Tax Act.

(3)
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

(4)
Results for 2015 include $13,719 ($11,943 after-tax) of rationalization charges and non-cash net impairment charges of $6,239. Results also include pension settlement charges of $142,738 ($87,310 after-tax) and charges of $27,214 related to Venezuelan remeasurement losses. Long-term debt includes the issuance of Senior Unsecured Notes in 2015 in the aggregate principal amount of $350,000 through a private placement.

(5)
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
The Company has, through wholly-owned subsidiaries or joint ventures, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, Egypt, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Romania, Russia, Spain, Turkey and the United Kingdom.
The U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was enacted on December 22, 2017. The U.S. Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") related to the U.S. Tax Act, which provided for a one-year measurement period and guidance for the application of Accounting Standards Codification ("ASC") Topic 740, Income Taxes. At December 31, 2017, the Company had not completed its accounting related to the U.S. Tax Act. All provisional amounts were based on reasonable estimates using the best information available at the time. At December 31, 2018, the Company has completed its accounting related to the U.S. Tax Act. Refer to Note 14 to the consolidated financial statements for further information on the financial statement impact of the U.S. Tax Act.
During the first quarter of 2016, the Company realigned its organizational and leadership structure. The new structure allowed for further integration of operational and product development processes across regions and supported growth strategies. In accordance with this organizational change, beginning with quarterly reporting for the three months ended March 31, 2016, the Company reported three operating segments as follows: Americas Welding, International Welding and The Harris Products Group. Refer to Note 6 to the consolidated financial statements for segment and geographic area information.
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
The Company's facilities are subject to environmental regulations. To date, compliance with these environmental regulations has not had a material adverse effect on the Company's earnings. The Company is ISO 14001 certified at most significant manufacturing facilities in North America and Europe and is progressing towards certification at its remaining facilities worldwide. In addition, the Company is ISO 9001 certified at 47 facilities worldwide.
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

Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2018		2017		2016		Increase (Decrease) Actual vs. Prior Year
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	2018 vs. 2017	2017 vs. 2016
Net sales	$3,028,674		$2,624,431		$2,274,614		15.4%	15.4%
Cost of goods sold	2,000,153		1,749,324		1,488,055		14.3%	17.6%
Gross profit	1,028,521	34.0%	875,107	33.3%	786,559	34.6%	17.5%	11.3%
Selling, general & administrative expenses	627,697	20.7%	541,225	20.6%	468,597	20.6%	16.0%	15.5%
Rationalization and asset impairment charges	25,285		6,590		—		283.7%	100.0%
Loss on deconsolidation of Venezuelan subsidiary	—		—		34,348		—	(100.0%)
Bargain purchase gain	—		(49,650)		—		(100.0%)	100.0%
Operating income	375,539	12.4%	376,942	14.4%	283,614	12.5%	(0.4%)	32.9%
Interest expense, net	17,565		19,432		16,987		(9.6%)	14.4%
Other income (expense)	10,686		8,726		10,761		22.5%	(18.9%)
Income before income taxes	368,660	12.2%	366,236	14.0%	277,388	12.2%	0.7%	32.0%
Income taxes	81,667		118,761		79,015		(31.2%)	50.3%
Effective tax rate	22.2%		32.4%		28.5%
Net income including non-controlling interests	286,993		247,475		198,373		16.0%	24.8%
Non-controlling interests in subsidiaries' loss	(73)		(28)		(26)		160.7%	7.7%
Net income	$287,066	9.5%	$247,503	9.4%	$198,399	8.7%	16.0%	24.8%
Diluted earnings per share	$4.37		$3.71		$2.91
Net Sales:
The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2018 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales 2017	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2018
Lincoln Electric Holdings, Inc.	$2,624,431	$27,792	$239,242	$146,193	$(8,984)	$3,028,674

% Change
Lincoln Electric Holdings, Inc.		1.1%	9.1%	5.6%	(0.3%)	15.4%
Net sales increased primarily as a result of stronger organic sales and the acquisition of Air Liquide Welding within Americas Welding and International Welding.

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
Net sales increased primarily as a result of acquisitions, improved volume due to higher demand and increased product pricing. Net sales for 2016 include $10,813 in sales from the Company's Venezuelan operations. The increase in Net sales from acquisitions for 2017 was driven by the acquisition of Air Liquide Welding within Americas Welding and International Welding.
Gross Profit:
Gross profit for 2018 increased, as a percent of sales, compared to the prior year due to price management and segment mix. The year ended December 31, 2018 includes a last-in, first-out ("LIFO") charge of $10,990, as compared with a LIFO charge of $7,312 in the prior year.
Gross profit for 2017 decreased, as a percent of sales, compared to the prior year due to the acquisition of Air Liquide Welding and rising input costs. The year ended December 31, 2017 includes a last-in, first-out ("LIFO") charge of $7,312, as compared with a LIFO charge of $1,564 in the prior year.
Selling, General & Administrative ("SG&A") Expenses:
The increase in SG&A expense in 2018 as compared to 2017 was due to SG&A from acquisitions and higher compensation costs and professional fees.
The increase in SG&A expense in 2017 as compared to 2016 was due to SG&A from acquisitions, higher compensation costs and acquisition transaction and integration costs, partially offset by lower professional fees.
Rationalization and Asset Impairment Charges:
In 2018, the Company recorded $25,285 ($19,966 after-tax) in charges primarily related to employee severance, asset impairment charges and gains or losses on the disposal of assets.
In 2017, the Company recorded $6,590 ($6,198 after-tax) in charges primarily related to employee severance and asset impairment charges.
Refer to Note 7 to the consolidated financial statements for additional details.
Loss on Deconsolidation of Venezuela:
In 2016, the Company recorded a loss of $34,348 ($33,251 after-tax) related to the deconsolidation of its Venezuelan subsidiary. Refer to Note 1 to the consolidated financial statements for additional details.
Bargain Purchase Gain:
In 2017, the Company recorded a bargain purchase gain of $49,650, which had no tax impact, related to the Air Liquide Welding acquisition. Refer to Note 4 to the consolidated financial statements for additional details.
Interest Expense, Net:
The decrease in 2018 as compared to 2017 was due to higher interest income on marketable securities in 2018.
The increase in 2017 as compared to 2016 was due to higher interest expense on higher borrowings in 2017.
Other Income (Expense):
The increase in 2018 as compared to 2017 was due to higher equity earnings in affiliates.
The decrease in 2017 as compared to 2016 was primarily due to higher net periodic pension cost.

Income Taxes:
The 2018 effective tax rate was lower than 2017 due to the U.S. Tax Act that reduced the U.S. federal corporate income tax rate to 21%, partially offset by rationalization charges in regions with low or no tax benefit.  The 2017 rate reflects the higher U.S. federal tax rate and the one-time transition tax, offset by the non-taxable bargain purchase gain recorded in 2017 in connection with the Air Liquide Welding acquisition.
The effective income tax rate was higher in 2017 as compared to 2016 primarily due to the net impact of the U.S. Tax Act. The effective tax rate increase was partially offset by the nontaxable bargain purchase gain recorded in connection with the Air Liquide Welding acquisition and the change in the reporting of excess tax benefits from the exercise of stock based compensation awards.
Net Income:
As compared to the prior year, reported Net income for 2018 increased primarily due to higher Net sales and a lower effective tax rate, partially offset by higher SG&A costs, higher rationalization and asset impairment charges and the bargain purchase gain related to the Air Liquide Welding acquisition in the prior year.
As compared to the prior year, reported Net income for 2017 increased primarily due to higher volumes and the bargain purchase gain related to the Air Liquide Welding acquisition, offset by the net impact of the U.S. Tax Act, rising input costs, higher SG&A costs and higher interest expense.

Segment Results
Net Sales:
The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2018:

		Change in Net Sales due to:
	Net Sales 2017	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange (4)	Net Sales 2018
Operating Segments
Americas Welding	$1,609,779	$82,258	$11,644	$111,038	$(8,205)	$1,806,514
International Welding	724,024	(66,963)	227,598	34,777	335	919,771
The Harris Products Group	290,628	12,497	—	378	(1,114)	302,389

% Change
Americas Welding		5.1%	0.7%	6.9%	(0.5%)	12.2%
International Welding		(9.2%)	31.4%	4.8%	—	27.0%
The Harris Products Group		4.3%	—	0.1%	(0.4%)	4.0%
(1) Increase for Americas Welding due to improving demand in a broad range of end markets. Decrease for International Welding due to a repositioning of the Company's channel strategy in the European market and restructuring activities. Increase for The Harris Products Group driven primarily by demand in the retail sector.
(2) Increase primarily due to the acquisition of Air Liquide Welding within Americas Welding and International Welding. Refer to Note 4 to the consolidated financial statements for a discussion of the Company's recent acquisitions.
(3) Increase in all segments due to increased product pricing as a result of higher input costs.
(4) Decrease in the Americas Welding segment due to a stronger U.S. dollar.
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
(4) Increase in the International Welding segment due to a weaker U.S. dollar.

Adjusted Earnings Before Interest and Income Taxes (“Adjusted EBIT”):
Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the Adjusted EBIT profit measure. EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.
The following table presents Adjusted EBIT by segment:

	December 31,			Increase (Decrease) 2018 vs. 2017		Increase (Decrease) 2017 vs. 2016

	2018	2017	2016	$	%	$	%
Americas Welding:
Net sales	$1,806,514	$1,609,779	$1,494,982	196,735	12.2%	114,797	7.7%
Inter-segment sales	118,936	97,382	93,612	21,554	22.1%	3,770	4.0%
Total Sales	$1,925,450	$1,707,161	$1,588,594	218,289	12.8%	118,567	7.5%

Adjusted EBIT (4)	$340,744	$291,866	$266,633	48,878	16.7%	25,233	9.5%
As a percent of total sales (1)	17.7%	17.1%	16.8%		0.6%		0.3%

International Welding:
Net sales	$919,771	$724,024	$507,289	195,747	27.0%	216,735	42.7%
Inter-segment sales	18,576	18,860	15,975	(284)	(1.5%)	2,885	18.1%
Total Sales	$938,347	$742,884	$523,264	195,463	26.3%	219,620	42.0%

Adjusted EBIT (5)	$54,273	$41,721	$29,146	12,552	30.1%	12,575	43.1%
As a percent of total sales (2)	5.8%	5.6%	5.6%		0.2%		—

The Harris Products Group:
Net sales	$302,389	$290,628	$272,343	11,761	4.0%	18,285	6.7%
Inter-segment sales	6,969	8,190	8,709	(1,221)	(14.9%)	(519)	(6.0%)
Total Sales	$309,358	$298,818	$281,052	10,540	3.5%	17,766	6.3%

Adjusted EBIT	$36,564	$36,442	$32,380	122	0.3%	4,062	12.5%
As a percent of total sales (3)	11.8%	12.2%	11.5%		(0.4%)		0.7%

Corporate / Eliminations:
Inter-segment sales	$(144,481)	$(124,432)	$(118,296)	20,049	16.1%	6,136	5.2%
Adjusted EBIT (6)	(8,887)	309	564	(9,196)	(2,976.1%)	(255)	45.2%

Consolidated:
Net sales	$3,028,674	$2,624,431	$2,274,614	404,243	15.4%	349,817	15.4%
Net income	$287,066	$247,503	$198,399	39,563	16.0%	49,104	24.8%
As a percent of total sales	9.5%	9.4%	8.7%		0.1%		0.7%
Adjusted EBIT (7)	$422,694	$370,338	$328,723	52,356	14.1%	41,615	12.7%
As a percent of total sales	14.0%	14.1%	14.5%		(0.1%)		(0.4%)

(1)	2018 increase as compared to 2017 driven by stronger organic sales.
2017 increase as compared to 2016 driven by higher Net sales volumes, partially offset by rising input costs.

(2)	2018 increase as compared to 2017 driven by favorable sales mix.
2017 remained flat as compared to 2016 driven by higher Net sales volumes, offset by higher costs related to acquisitions.

(3)	2018 decrease as compared to 2017 driven by the impact of unfavorable price/cost.
2017 increase as compared to 2016 driven by higher Net sales volume.

(4)	2018 excludes pension settlement charges of $6,686 related to lump sum pension payments.
2017 excludes pension settlement charges of $8,150 related to lump sum pension payments, as well as non-cash charges of $1,091 related to the impairment of goodwill.

(5)	2018 excludes charges of $25,285 related to employee severance, asset impairments and other related costs.
2017 excludes amortization of step up in value of acquired inventories of $4,578 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements, as well as charges of $5,499 related to employee severance, asset impairments and other related costs.

(6)	2018 excludes acquisition transaction and integration costs of $4,498 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
2017 excludes a bargain purchase gain of $49,650 and acquisition transaction and integration costs of $15,002 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
2016 excludes a loss of $34,348 related to the deconsolidation of the Company's Venezuelan subsidiary.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted EBIT, Adjusted net income, Adjusted effective tax rate, Adjusted diluted earnings per share and Return on invested capital, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time, management evaluates and discloses to investors the following non-GAAP measures: Free cash flow ("FCF") defined as Net cash provided by operating activities less Capital expenditures (the Company considers FCF to be a liquidity measure that provides useful information to management and investors about how the amount of cash generated by our business, after the purchase of property and equipment, can be used for debt service, acquisitions, paying dividends and repurchasing our common shares); Cash conversion defined as FCF divided by Adjusted net income; Organic sales defined as sales excluding the effects of foreign currency and acquisitions.
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2018	2017	2016
Operating income as reported	$375,539	$376,942	$283,614
Special items (pre-tax):
Rationalization and asset impairment charges (1)	25,285	6,590	—
Loss on deconsolidation of Venezuelan subsidiary (2)	—	—	34,348
Acquisition transaction and integration costs (3)	4,498	15,002	—
Amortization of step up in value of acquired inventories (3)	—	4,578	—
Bargain purchase gain (3)	—	(49,650)	—
Adjusted operating income	$405,322	$353,462	$317,962
(1) Charges consist of employee severance, gains or losses on the disposal of assets and other related costs, non-cash goodwill impairment charges and net non-cash asset impairment charges.
(2) Loss on deconsolidation of the Venezuelan subsidiary as of June 30, 2016.
(3) Acquisition-related costs and a bargain purchase gain related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

The following table presents the reconciliations of Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
Net income as reported	$287,066	$247,503	$198,399
Special items:
Rationalization and asset impairment charges (1)	25,285	6,590	—
Loss on deconsolidation of Venezuelan subsidiary (2)	—	—	34,348
Pension settlement charges (3)	6,686	8,150	—
Acquisition transaction and integration costs (4)	4,498	15,002	—
Amortization of step up in value of acquired inventories (4)	—	4,578	—
Bargain purchase gain (4)	—	(49,650)	—
Tax effect of Special items (5)	(6,896)	20,536	(8,293)
Adjusted net income	$316,639	$252,709	$224,454
Non-controlling interests in subsidiaries’ earnings (loss)	$(73)	$(28)	$(26)
Interest expense, net	17,565	19,432	16,987
Income taxes as reported	81,667	118,761	79,015
Tax effect of Special items (5)	6,896	(20,536)	8,293
Adjusted EBIT	$422,694	$370,338	$328,723
Effective tax rate as reported	22.2%	32.4%	28.5%
Net special item tax impact	(0.3)%	(4.4)%	(0.5)%
Adjusted effective tax rate	21.9%	28.0%	28.0%
Diluted earnings per share as reported	$4.37	$3.71	$2.91
Special items per share	0.45	0.08	0.38
Adjusted diluted earnings per share	$4.82	$3.79	$3.29
(1) Charges consist of employee severance, gains or losses on the disposal of assets and other related costs, non-cash goodwill impairment charges and non-cash asset impairment charges.
(2) Loss on deconsolidation of the Venezuelan subsidiary as of June 30, 2016.
(3) Charges related to lump sum pension payments.
(4) Acquisition-related costs and a bargain purchase gain related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(5)
Includes the net tax impact of Special items recorded during the respective periods, including the net impact of the U.S. Tax Act of $399 and $28,616 in the years ended December 31, 2018 and 2017, respectively.

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
The following table reflects changes in key cash flow measures:

	Year Ended December 31,			$ Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Cash provided by operating activities(1)	$329,152	$334,845	$312,557	$(5,693)	$22,288
Cash provided by (used by) investing activities(2)	20,841	(272,027)	(159,946)	292,868	(112,081)
Capital expenditures	(71,246)	(61,656)	(49,877)	(9,590)	(11,779)
Acquisition of businesses, net of cash acquired	(101,792)	(72,468)	(71,567)	(29,324)	(901)
Purchase of marketable securities, net of proceeds	179,124	(140,204)	(38,920)	319,328	(101,284)
Cash used by financing activities(3)	(302,130)	(135,037)	(72,008)	(167,093)	(63,029)
(Payments on) proceeds from long-term borrowings, net	(107)	(5)	349,780	(102)	(349,785)
Purchase of shares for treasury	(201,650)	(43,164)	(342,003)	(158,486)	298,839
Cash dividends paid to shareholders	(102,058)	(92,452)	(87,330)	(9,606)	(5,122)
Increase (decrease) in Cash and cash equivalents (4)	32,148	(52,478)	74,996
(1) Cash provided by operating activities decreased for the twelve months ended December 31, 2018 compared with the twelve months ended December 31, 2017 due to increased investment in working capital, partially offset by improved Company performance. Cash provided by operating activities increased for the twelve months ended December 31, 2017 compared with the twelve months ended December 31, 2016 primarily due to improved Company performance.
(2) Cash provided by investing activities increased predominately due to the proceeds from marketable securities in 2018, partially offset by cash used in the acquisition of businesses. Cash used by investing activities increased in the twelve months ended December 31, 2017 compared with the twelve months ended December 31, 2016 predominantly due to the purchase of marketable securities in 2017. The Company currently anticipates capital expenditures of $70,000 to $80,000 in 2019. Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the twelve months ended December 31, 2018 compared with the twelve months ended December 31, 2017 due to higher purchases of common shares for treasury. Cash used by financing activities increased in the twelve months ended December 31, 2017 compared with the twelve months ended December 31, 2016 due to higher proceeds from long-term borrowings in 2016 partially offset by higher purchases of common shares for treasury in 2016.
(4) Cash and cash equivalents increased 9.8%, or $32,148, to $358,849 during the twelve months ended December 31, 2018, from $326,701 as of December 31, 2017. The increase was predominately due to cash provided by operating activities and proceeds from marketable securities, partially offset by purchases of common shares for treasury and cash dividends paid to shareholders. Cash and cash equivalents decreased 13.8%, or $52,478, to $326,701 during the twelve months ended December 31, 2017, from $379,179 as of December 31, 2016. This decrease was predominantly due to the purchase of marketable securities.
The Company paid $102,058 and $92,452 in cash dividends to its shareholders in the twelve months ended December 31, 2018 and 2017, respectively, reflecting a 10.4% increase in dividends paid. In January 2019, the Company paid a cash dividend of $0.47 per share, or $29,867, to shareholders of record on December 31, 2018.

Working Capital Ratios

	December 31,
	2018	2017	2016
Average operating working capital to net sales (1)	16.5%	15.9%	15.6%
Days sales in Inventories	95.1	88.9	92.1
Days sales in Accounts receivable	52.7	52.4	47.7
Average days in Trade accounts payable	55.5	54.5	48.9
(1) Average operating working capital to net sales is defined as the sum of Accounts receivable and Inventories less Trade accounts payable as of period end divided by annualized rolling three months of Net sales.

Rationalization and Asset Impairments
Refer to Note 7 to the consolidated financial statements for a discussion of the Company's rationalization plans. The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital.
Acquisitions
Refer to Note 4 to the consolidated financial statements for a discussion of the Company's recent acquisitions.
Debt
At December 31, 2018 and 2017, the fair value of long-term debt, including the current portion, was approximately $649,714 and $687,428, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. On October 20, 2016, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. Interest on the notes are payable semi-annually. The proceeds were used for general corporate purposes. The 2015 Notes and 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2018, the Company was in compliance with all of its debt covenants.
The Company's total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 15 years, respectively.
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”).  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Short-term Borrowings
The Company had short-term borrowings included in Amounts due banks of $2,020 at December 31, 2017. Amounts due banks included the borrowings of subsidiaries at weighted average interest rates of 31.8% at December 31, 2017.
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

ROIC for the years ended December 31, 2018, 2017 and 2016 were as follows:

Return on Invested Capital	2018	2017	2016
Adjusted net income (1)	$316,639	$252,709	$224,454
Plus: Interest expense (after-tax)	18,386	14,947	11,775
Less: Interest income (after-tax)	5,206	2,955	1,291
Net operating profit after taxes	329,819	264,701	234,938
Invested capital	1,590,252	1,638,720	1,417,799
Return on invested capital	20.7%	16.2%	16.6%

(1)	See “Non-GAAP Financial Measures” section for a tabular reconciliation of Net income to Adjusted net income.
Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2018 are as follows:

	Payments Due By Period
	Total	2019	2020 to 2021	2022 to 2023	2024 and Beyond
Long-term debt, including current portion	$711,015	$99	$204	$10,712	$700,000
Interest on long-term debt	374,828	23,295	46,584	46,501	258,448
Operating leases	54,957	16,920	19,635	8,369	10,033
Purchase commitments(1)	184,202	183,211	991	—	—
Transition Tax(2)	18,697	833	—	852	17,012
Total	$1,343,699	$224,358	$67,414	$66,434	$985,493
_

(1)	Purchase commitments include contractual obligations for raw materials and services.

(2)	Federal income taxes on the Company's transition tax pursuant to the U.S. Tax Act is payable over eight years. Amounts reflect the utilization of 2017 overpayments and foreign tax credits.
As of December 31, 2018, there were $15,562 of tax liabilities related to unrecognized tax benefits and a $26,524 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur. Additionally, in connection with prior acquisitions, there were liabilities with total fair values as of December 31, 2018 of $2,100 for contingent consideration arrangements. The amount of future cash flows associated with these liabilities will be contingent upon actual results of the acquired entities. Refer to Notes 14 and 16 to the consolidated financial statements for further discussion.

Stock-Based Compensation
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2018, there were 3,710,464 common shares available for future grant under all plans.
Under these plans, options, restricted shares and restricted stock units granted were 322,338 in 2018, 341,770 in 2017 and 449,415 in 2016. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2018, 2017 and 2016.
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares or restricted stock units ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2018, 2017 and 2016 was $18,554, $12,698 and $10,332, respectively, with a related tax benefit of $4,632, $4,861 and $3,955, respectively. As of December 31, 2018, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $21,223, which is expected to be recognized over a weighted average period of approximately 2.0 years.
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2018 was $22,411 and $23,714, respectively. The total intrinsic value of awards exercised during 2018, 2017 and 2016 was $4,779, $19,328 and $30,967 respectively.
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
Critical Accounting Policies and Estimates
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2018. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.
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
The Company is subject to taxation from U.S. federal, state, municipal and international jurisdictions. The calculation of current income tax expense is based on the best information available and involves significant management judgment. The actual income tax liability for each jurisdiction in any year can in some instances be ultimately determined several years after the financial statements are published. The Company applied guidance in SAB 118 when accounting for the enactment-date effects of the U.S. Tax Act in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its accounting related to the U.S. Tax Act. All provisional amounts were based on reasonable estimates using the best information available at the time. At December 31, 2018, the Company has now completed its accounting related to the U.S. Tax Act. The Company reports income taxes based upon the application of regulations and guidance around the provisions of the U.S. Tax Act, which could be further modified, clarified or restated by the Department of Treasury and Internal Revenue Service.
The Company maintains liabilities for uncertain income tax positions for many jurisdictions. Liabilities are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Liabilities can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for uncertain income tax positions; however, actual results may materially differ from these estimates. Refer to Note 14 to the consolidated financial statements for further discussion of uncertain income tax positions.
Deferred Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. At December 31, 2017, the Company remeasured its deferred tax assets and liabilities as a result of passage of the U.S Tax Act. The provisional amount recorded for the remeasurement was a tax benefit of $14,532. The Company finalized the remeasurement of deferred tax assets and liabilities during 2018. The result was an increase of $329 to the December 31, 2017 provisional benefit.
The Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. As a result of the U.S. Tax Act, at December 31, 2017 the Company determined that it would repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. At December 31, 2017, the provisional amount recorded for such foreign withholding taxes was $6,667. Based on the Company’s final U.S. Tax Act transition tax calculations, an adjustment of $4,424 was recorded in 2018 to reduce the foreign withholding taxes associated with the planned repatriation set forth in 2017. The Company considers remaining earnings in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.
At December 31, 2018, the Company had approximately $116,296 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2018, a valuation allowance of $69,400 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
Pensions
The Company maintains a number of defined benefit ("Pension") and defined contribution plans to provide retirement benefits for employees. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA"), local statutory law or as determined by the Board of Directors. The plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for a domestic non-qualified pension plan for certain key employees and certain foreign plans. In October 2016, the Company amended the Lincoln Electric Retirement Annuity Program ("RAP") and the Supplemental Executive Retirement Plan ("SERP") to freeze all benefit accruals for participants under the plans effective as of December 31, 2016 and November 30, 2016, respectively. Refer to Note 12 to the consolidated financial statements for additional information.

A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 4.9% and 5.8% at December 31, 2018 and 2017, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and, for frozen plans, is amortized over the average remaining life expectancy of plan participants expected to receive benefits under the plan. During 2018, investment returns were a loss of 3.8% compared with a return of 14.8% in 2017. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,300.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 3.8% at December 31, 2018 and 4.1% at December 31, 2017. A 10 basis point change in the discount rate would not have a significant impact to pension expense.
The Company's defined benefit plan expense was $3,068, $2,517 and $13,988 in 2018, 2017 and 2016, respectively. Pension expense includes $6,289 and $8,252 in settlement charges in 2018 and 2017, respectively. The Company's defined contribution plan expense was $26,477, $25,285 and $8,361 in 2018, 2017 and 2016, respectively. Excluding the pension settlement charges in 2018, the Company expects total 2019 expense related to retirement plans to increase by a range of approximately $2,500 to $3,500. The increase is the result of lower expected return on assets. Refer to Note 12 to the consolidated financial statements for additional information.
The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $111,771 as of December 31, 2018 and $116,690 as of December 31, 2017. The decrease is primarily the result of the amortization of net losses and settlements in 2018.
The Company made contributions to its defined benefit plans of $2,777, $1,739 and $21,373 in 2018, 2017 and 2016, respectively. The Company does not expect to make significant contributions to the defined benefit plans in 2019.
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 37% and 32% of total inventories at December 31, 2018 and 2017, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $79,626 at December 31, 2018 and $68,641 at December 31, 2017.
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
The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and discount rates to value estimated cash flows. Changes in economic and operating conditions, actual growth below the assumed market participant assumptions or an increase in the discount rate could result in an impairment charge in a future period.
Acquisitions
Upon acquisition of a business, the Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.
Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method, a form of the income approach supported by observable market data for peer companies. Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.
Revenue Recognition
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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2018 and a 100 basis point increase in effective interest rates at December 31, 2018. The derivative, borrowing and investment arrangements in effect at December 31, 2018 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company's current period consolidated financial statements.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates.
At December 31, 2018, the Company hedged certain third-party and intercompany purchases and sales. The gross notional amount of these foreign exchange contracts at December 31, 2018 was $45,909. At December 31, 2018, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $1,241.
In addition, the Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional amount of these foreign exchange contracts at December 31, 2018 was $328,534. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $5,751 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The Company had no commodity contracts outstanding during 2018.
Interest Rate Risk
At December 31, 2018, the Company had various floating interest rate swaps used to convert $125,000 of its outstanding fixed-rate, long-term borrowings into short-term variable interest rates. The fixed-rate nature of the remaining long-term borrowings limits the Company's exposure to changes in near-term interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2018 floating rate, would not materially affect the Company’s financial statements. A hypothetical 100 basis point increase to effective interest rates would also impact the fair value of interest rate swaps. However, any loss resulting from this hypothetical scenario would be offset by the associated gain on the underlying debt and have no impact on the Company’s consolidated financial statements.
The fair value of the Company's cash and cash equivalents at December 31, 2018 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2019 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2018.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2019 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2019 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2019 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 10 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2019 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2019 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Income – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Equity – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

3.3
Amended and Restated Articles of Incorporation of Lincoln Electric Holdings, Inc. as amended on February 18, 2019 (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 21, 2019, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).

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
10.4
Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., MetLife Investment Advisors, LLC and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.1, to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.5
Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Voya Retirement Insurance and Annuity Company and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.2, to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.6
Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., State Farm Life Insurance Company and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.3, to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.7
Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., AIG Asset Management (U.S.), LLC and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.4, to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.8
Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., John Hancock Life Insurance Company (U.S.A.) and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.5, to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.9
Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Thrivent Financial for Lutherans and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.6, to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.10
Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Allianz Life Insurance Company of North America and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.7, to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.11*
Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402 and incorporated herein by reference and made part hereof).

10.12*
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

10.15*	Non-Employee Directors' Deferred Compensation Plan (Amended and Restated as of January 1, 2019) (filed herewith).
10.16*
2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) (filed as Exhibit 10.10 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description
10.17*
The Lincoln Electric Company Restoration Plan (filed as Exhibit 4.3 to Form S-8 of Lincoln Electric Holdings, Inc. filed on December 19, 2016, SEC File No. 333-215168, and incorporated herein by reference and made a part hereof).

10.18*
The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2017 dated December 20, 2016 (filed as Exhibit 10.11 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2016, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.19*
Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2017 dated July 25, 2017 (filed as Exhibit 10.13 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.20*	The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2019 (filed herewith).
10.21*
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

10.28*
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

10.30*
Form of Restricted Share Agreement for Non-Employee Directors (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on July 29, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.31*
Form of Restricted Share Agreement for Non-Employee Directors (filed as Exhibit 10.24 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.32*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).
10.33*
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

10.35*
Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.27 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

Exhibit No.	Description
10.36*
Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.28 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.37*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.38*
Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.33 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2013, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.39*
Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.21 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.40*
Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.33 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.41*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.42*
Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.22 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.43*
Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.35 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.44*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
10.45*
Form of Officer Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.46*
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
Geoffrey P. Allman Senior Vice President, Strategy and Business Development (principal accounting officer) February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHRISTOPHER L. MAPES	/s/ VINCENT K. PETRELLA
Christopher L. Mapes, Chairman, President and Chief Executive Officer (principal executive officer) February 27, 2019	Vincent K. Petrella, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) February 27, 2019

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman, Senior Vice President, Strategy and Business Development (principal accounting officer) February 27, 2019	Geoffrey P. Allman as Attorney-in-Fact for Curtis E. Espeland, Director February 27, 2019

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Patrick P. Goris, Director February 27, 2019	Geoffrey P. Allman as Attorney-in-Fact for Stephen G. Hanks, Director February 27, 2019

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Michael F. Hilton, Director February 27, 2019	Geoffrey P. Allman as Attorney-in-Fact for G. Russell Lincoln, Director February 27, 2019

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 27, 2019	Geoffrey P. Allman as Attorney-in-Fact for William E. MacDonald, III, Director February 27, 2019

/s/ GEOFFREY P. ALLMAN	/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Phillip J. Mason, Director February 27, 2019	Geoffrey P. Allman as Attorney-in-Fact for Ben Patel, Director February 27, 2019

/s/ GEOFFREY P. ALLMAN
Geoffrey P. Allman as Attorney-in-Fact for Hellene S. Runtagh, Director February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index as Item 15 (a) (2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since at least 1923, but we are unable to determine the specific year.
Cleveland, OH
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lincoln Electric Holdings, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index as Item 15 (a) (2), and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio

February 27, 2019

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$3,028,674	$2,624,431	$2,274,614
Cost of goods sold	2,000,153	1,749,324	1,488,055
Gross profit	1,028,521	875,107	786,559
Selling, general & administrative expenses	627,697	541,225	468,597
Rationalization and asset impairment charges (Notes 5 and 7)	25,285	6,590	—
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	—	34,348
Bargain purchase gain (Note 4)	—	(49,650)	—
Operating income	375,539	376,942	283,614
Interest expense, net	17,565	19,432	16,987
Other income (expense) (Note 13)	10,686	8,726	10,761
Income before income taxes	368,660	366,236	277,388
Income taxes (Note 14)	81,667	118,761	79,015
Net income including non-controlling interests	286,993	247,475	198,373
Non-controlling interests in subsidiaries' loss	(73)	(28)	(26)
Net income	$287,066	$247,503	$198,399

Basic earnings per share	$4.42	$3.76	$2.94
Diluted earnings per share	$4.37	$3.71	$2.91

Cash dividends declared per share	$1.64	$1.44	$1.31
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income including non-controlling interests	$286,993	$247,475	$198,373
Other comprehensive income (loss), net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $346 in 2018; $17 in 2017; $(21) in 2016	819	288	39
Defined pension plan activity, net of tax of $1,691 in 2018; $19,252 in 2017; $4,297 in 2016	3,228	10,662	3,837
Currency translation adjustment	(50,693)	71,016	(36,752)
Other comprehensive income (loss)	(46,646)	81,966	(32,876)
Comprehensive income	240,347	329,441	165,497
Comprehensive income (loss) attributable to non-controlling interests	(166)	87	(132)
Comprehensive income attributable to shareholders	$240,513	$329,354	$165,629
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$358,849	$326,701
Accounts receivable (less allowance for doubtful accounts of $12,827 in 2018; $15,943 in 2017)	396,885	395,279
Inventories (Note 17)	361,829	348,667
Marketable securities	—	179,125
Other current assets	120,236	123,836
Total Current Assets	1,237,799	1,373,608
Property, plant and equipment, net (Note 1)	478,801	477,031
Intangibles, net (Note 5)	147,946	127,452
Goodwill (Note 5)	281,294	234,582
Deferred income taxes (Note 14)	20,395	15,937
Other assets	183,590	177,937
TOTAL ASSETS	$2,349,825	$2,406,547
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 9)	$—	$2,020
Trade accounts payable	268,600	269,763
Accrued employee compensation and benefits	94,202	91,902
Dividends payable	29,867	25,608
Customer advances	17,023	19,683
Other current liabilities	128,379	119,655
Current portion of long-term debt (Note 9)	111	111
Total Current Liabilities	538,182	528,742
Long-term debt, less current portion (Note 9)	702,549	704,136
Deferred income taxes (Note 14)	45,985	40,716
Other liabilities	175,517	200,500
Total Liabilities	1,462,233	1,474,094
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2018 and 2017; outstanding – 63,545,878 shares in 2018 and 65,662,546 shares in 2017	9,858	9,858
Additional paid-in capital	360,308	334,309
Retained earnings	2,564,440	2,388,219
Accumulated other comprehensive loss	(293,739)	(247,186)
Treasury shares, at cost – 35,035,556 shares in 2018 and 32,918,888 shares in 2017	(1,753,925)	(1,553,563)
Total Shareholders' Equity	886,942	931,637
Non-controlling interests	650	816
Total Equity	887,592	932,453
TOTAL LIABILITIES AND EQUITY	$2,349,825	$2,406,547
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2015	70,693	$9,858	$272,908	$2,125,838	$(296,267)	$(1,180,750)	$861	$932,448
Net income				198,399			(26)	198,373
Unrecognized amounts from defined benefit pension plans, net of tax					3,837			3,837
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					39			39
Currency translation adjustment					(36,646)		(106)	(36,752)
Cash dividends declared – $1.31 per share				(88,166)				(88,166)
Stock-based compensation activity	843		36,509			7,921		44,430
Purchase of shares for treasury	(5,862)					(342,003)		(342,003)
Balance at December 31, 2016	65,674	9,858	309,417	2,236,071	(329,037)	(1,514,832)	729	712,206
Net income				247,503			(28)	247,475
Unrecognized amounts from defined benefit pension plans, net of tax					10,662			10,662
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					288			288
Currency translation adjustment					70,901		115	71,016
Cash dividends declared – $1.44 per share				(95,355)				(95,355)
Stock-based compensation activity	470		24,892			4,433		29,325
Purchase of shares for treasury	(481)					(43,164)		(43,164)
Balance at December 31, 2017	65,663	9,858	334,309	2,388,219	(247,186)	(1,553,563)	816	932,453
Net income				287,066			(73)	286,993
Unrecognized amounts from defined benefit pension plans, net of tax					3,228			3,228
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					819			819
Currency translation adjustment					(50,600)		(93)	(50,693)
Cash dividends declared – $1.64 per share				(106,802)				(106,802)
Stock-based compensation activity	158		21,956			1,288		23,244
Purchase of shares for treasury	(2,275)					(201,650)		(201,650)
Other			4,043	(4,043)				—
Balance at December 31, 2018	63,546	$9,858	$360,308	$2,564,440	$(293,739)	$(1,753,925)	$650	$887,592
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$287,066	$247,503	$198,399
Non-controlling interests in subsidiaries' loss	(73)	(28)	(26)
Net income including non-controlling interests	286,993	247,475	198,373
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net (gains) charges (Notes 5 and 7)	(5,978)	1,441	—
Loss on deconsolidation of Venezuelan subsidiary (Note 1)	—	—	34,348
Bargain purchase gain (Note 4)	—	(49,650)	—
Net impact of U.S. Tax Act (Note 14)	399	28,616	—
Depreciation and amortization	72,346	68,115	65,073
Equity earnings in affiliates, net	(3,034)	(337)	(261)
Deferred income taxes (Note 14)	1,490	4,058	(9,805)
Stock-based compensation (Note 10)	18,554	12,698	10,332
Pension expense, settlements and curtailments (Note 12)	3,068	2,517	13,988
Other, net	(11,002)	1,402	(26,560)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(4,061)	(16,811)	(12,314)
(Increase) decrease in inventories	(23,904)	19,448	14,601
Decrease (increase) in other current assets	1,324	(8,143)	1,532
Increase in trade accounts payable	3,636	17,871	29,627
Decrease in other current liabilities	(13,657)	(13)	(9,286)
Net change in other assets and liabilities	2,978	6,158	2,909
NET CASH PROVIDED BY OPERATING ACTIVITIES	329,152	334,845	312,557
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71,246)	(61,656)	(49,877)
Acquisition of businesses, net of cash acquired (Note 4)	(101,792)	(72,468)	(71,567)
Proceeds from sale of property, plant and equipment	16,755	2,301	1,127
Purchase of marketable securities	(268,335)	(205,584)	(38,920)
Proceeds from marketable securities	447,459	65,380	—
Other investing activities	(2,000)	—	(709)
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	20,841	(272,027)	(159,946)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	—	—	1,892
Payments on short-term borrowings	—	—	(1,822)
Amounts due banks, net	(835)	(491)	1,469
Proceeds from long-term borrowings	—	34	350,261
Payments on long-term borrowings	(107)	(39)	(481)
Proceeds from exercise of stock options	4,690	16,627	25,049
Purchase of shares for treasury	(201,650)	(43,164)	(342,003)
Cash dividends paid to shareholders	(102,058)	(92,452)	(87,330)
Other financing activities	(2,170)	(15,552)	(19,043)
NET CASH USED BY FINANCING ACTIVITIES	(302,130)	(135,037)	(72,008)
Effect of exchange rate changes on cash and cash equivalents	(15,715)	19,741	(5,607)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,148	(52,478)	74,996
Cash and cash equivalents at beginning of year	326,701	379,179	304,183
CASH AND CASH EQUIVALENTS AT END OF YEAR	$358,849	$326,701	$379,179
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
Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $4,885, $5,654 and $3,741 in 2018, 2017 and 2016, respectively.
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
Beginning July 1, 2016, the Company no longer includes the results of the Venezuelan subsidiary in its consolidated financial statements. Under the cost method of accounting, if cash were to be received from the Venezuela entity in future periods from the sale of inventory, dividends or royalties, income would be recognized. The Company does not anticipate dividend or royalty payments being made in the foreseeable future and has no outstanding receivables or payables with the Venezuelan entity. The factors that led to the Company’s conclusion to deconsolidate at June 30, 2016 continued to exist through December 31, 2018.  The Company expects these conditions to continue for the foreseeable future.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“ LIFO”) basis. At December 31, 2018 and 2017, approximately 37% and 32% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 17 to the consolidated financial statements for additional details.
Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $24,502 and $27,544 at December 31, 2018 and 2017, respectively.
Prepaid Expenses
Prepaid expenses include prepaid insurance, prepaid rent, prepaid service contracts and other prepaid items. Prepaid expenses are included in Other current assets in the accompanying Consolidated Balance Sheets and amounted to $17,078 and $15,599 at December 31, 2018 and 2017, respectively.
Equity Investments
Investments in businesses which the Company does not own a majority interest and does not have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile. The amount of retained earnings that represents undistributed earnings of 50% or less owned equity investments was $22,704 and $19,670 at December 31, 2018 and 2017, respectively.

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
Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2018	2017
Land	$61,784	$66,653
Buildings	414,698	421,722
Machinery and equipment	781,136	776,436
	1,257,618	1,264,811
Less accumulated depreciation	778,817	787,780
Total	$478,801	$477,031
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
In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and discount rates to value estimated cash flows. Changes in economic and operating conditions, actual growth below the assumed market participant assumptions or an increase in the discount rate could result in an impairment charge in a future period. Refer to Note 5 to the consolidated financial statements for additional details.
Long-Lived Assets
The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Refer to Notes 5 and 7 to the consolidated financial statements for additional details.

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
Refer to Notes 12 and 16 to the consolidated financial statements for additional details.
Product Warranties
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are generally provided for periods up to three years from the date of sale. The accrual for product warranty claims is included in Other current liabilities. Refer to Note 20 to the consolidated financial statements for additional details.
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting. The cumulative impact of adopting Topic 606 as of January 1, 2018 did not have a material impact to the consolidated financial statements. The Company does not expect the impact of the adoption of Topic 606 to be material to the consolidated financial statements on an ongoing basis.
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
Common stock issuable upon the exercise of employee stock options is excluded from the calculation of diluted earnings per share when the calculation of option equivalent shares is anti-dilutive. Refer to Note 10 to the consolidated financial statements for additional details.

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
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The gains or losses on these contracts are recognized in Selling, general and administrative expenses, offsetting the losses or gains on the exposures being hedged. Refer to Note 15 to the consolidated financial statements for additional details.
Research and Development
Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $54,168, $47,899 and $44,720 in 2018, 2017 and 2016, respectively.
Bonus
Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs. Bonus costs were $123,799, $97,392 and $83,620 in 2018, 2017 and 2016, respectively.

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
Provisions of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act") became effective for the Company in 2018. The Foreign-Derived Intangible Income (“FDII”) provision generates a deduction against the Company’s U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held by the Company in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires the Company to subject to U.S. taxation a portion of its foreign subsidiary earnings that exceed an allowable return. The Company has elected to treat any GILTI inclusion as a period expense in the year incurred. Refer to Note 14 to the consolidated financial statements for additional details.
Acquisitions
Upon acquisition of a business, the Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.
Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method, a form of the income approach supported by observable market data for peer companies. Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

New Accounting Pronouncements
The following section provides a description of new ASUs issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
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
ASU 2017-07 requires an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The impact of the adoption resulted in the reclassification of the other components of net periodic benefit cost from Cost of goods sold and Selling, general and administrative expenses to Other income (expense). The reclassification resulted in a decrease in Operating income of $769 as a result of increases in Cost of goods sold of $5,219 and Selling, general & administrative expenses of $3,700 partially offset by a decrease in Pension settlement charges of $8,150 for the year ended December 31, 2017. The reclassification resulted in a decrease in Operating income of $4,660 as a result of a increases in Cost of goods sold of $2,739 and Selling, general and administrative expenses of $1,921 for the year ended December 31, 2016. Refer to Note 12 to the consolidated financial statements for further details.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, issued January 2017.	ASU 2017-01 provides updated guidance for evaluating whether certain transactions should be accounted for as an acquisition (or disposal) of an asset or a business.
ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, issued November 2016.
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

ASU No. 2016-02, Leases (Topic 842), issued February 2016
ASU 2016-02 ("Topic 842") aims to increase transparency and comparability among organizations by recognizing a right of use asset and lease liability on the balance sheet for all leases with a lease term greater than twelve months. Topic 842 also requires the disclosure of key information about leasing agreements. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective transition option of applying the new standard at the adoption date. The Company also elected  the package of practical expedients, which among other things, allows it to not reassess the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842.

Although the Company is finalizing its review of operating leases as of the adoption date, the Company expects to record a right of use asset and lease liability for its operating leases of less than three percent of Total assets. The Company also expects to provide additional disclosures in the periods subsequent to adoption. The Company does not expect Topic 842 to have a material impact to the Consolidated Statements of Income, Cash Flows or debt covenants.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

Year Ended December 31,
2018
Consumables	$1,755,652
Equipment	1,273,022
Net sales	$3,028,674
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
Substantially all of the Company's sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when the performance obligation is satisfied and control of the product is transferred to the customer based upon shipping terms.
Within the Equipment product line, there are certain customer contracts related to automation products that may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers or using expected cost plus margin. In addition, certain customized automation performance obligations within the Equipment product line, are accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Less than 10% of the Company's Net sales are recognized over time.
At December 31, 2018, the Company recorded $17,023 related to advance customer payments and $17,013 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At January 1, 2018, the balances related to advance customer payments and billings in excess of revenue recognized were $19,683 and $11,132, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2018 and January 1, 2018, $25,032 and $22,229, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$287,066	$247,503	$198,399
Denominator:
Basic weighted average shares outstanding	64,886	65,739	67,462
Effect of dilutive securities - Stock options and awards	796	904	694
Diluted weighted average shares outstanding	65,682	66,643	68,156
Basic earnings per share	$4.42	$3.76	$2.94
Diluted earnings per share	$4.37	$3.71	$2.91
For the years ended December 31, 2018, 2017 and 2016, common shares subject to equity-based awards of 324,688, 157,033 and 774,502, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – ACQUISITIONS
During December 2018, the Company acquired the soldering business of Worthington Industries (“Worthington”). The Worthington business, based in Winston Salem, North Carolina, broadens the Harris Products Group’s portfolio of industry-leading consumables with the addition of premium solders and fluxes.
Also during December 2018, the Company acquired Coldwater Machine Company (“Coldwater”) and Pro Systems. Coldwater, based in Coldwater, Ohio, is a flexible automation integrator and precision machining and assembly manufacturer serving diverse end markets. Pro Systems, based in Churubusco, Indiana, is an automation systems designer and integrator serving automotive, industrial, electrical and medical applications. The acquisitions accelerate growth and expand the Company’s industry-leading portfolio of automated cutting and joining solutions.
Also during December 2018, the Company acquired Inovatech Engineering Corporation (“Inovatech”). Inovatech, based in Ontario, Canada, is a manufacturer of advanced robotic plasma cutting solutions for structural steel applications. The acquisition scales our automated cutting solutions and application expertise and supports long-term growth in that market.
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
The complementary business enhanced the Company’s global specialty consumables portfolio and extended its channel reach for equipment systems and cutting, soldering and brazing solutions in Europe. The acquisition also offered European customers more comprehensive welding solutions, greater technical application expertise and improved service levels.
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
In 2018 and 2017, the Company recognized $4,498 and $15,002, respectively, in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Such costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Income.

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
Pro forma information related to the acquisitions discussed above has not been presented because the impact on the Company's Consolidated Statements of Income is not material. Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.
NOTE 5 – GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2018 and 2017 were as follows:

	Americas Welding	International Welding	The Harris Products Group	Consolidated
Balance as of December 31, 2016	$196,378	$23,664	$11,877	$231,919
Additions and adjustments (1)	(76)	—	(301)	(377)
Impairment charges (2)	(1,091)	—	—	(1,091)
Foreign currency translation	2,048	2,003	80	4,131
Balance as of December 31, 2017	197,259	25,667	11,656	234,582
Additions and adjustments (3)	44,408	1,224	6,525	52,157
Foreign currency translation	(2,452)	(2,643)	(350)	(5,445)
Balance as of December 31, 2018	$239,215	$24,248	$17,831	$281,294

(1)	Adjustments to Harris Products Group include the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial reporting purposes.

(2)
The Company performed an interim goodwill impairment test, using a combination of income and market valuation approaches, resulting in a non-cash impairment charge to the carrying value of goodwill. The impairment charge is recorded within Rationalization and asset impairment charges in the accompanying Consolidated Statements of Income.

(3)
Additions to Americas Welding reflect goodwill recognized in the acquisitions of Coldwater, Pro Systems and Inovatech in 2018. Additions to The Harris Products Group reflect goodwill recognized in the acquisition of Worthington in 2018.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$23,385		$24,235
Intangible assets subject to amortization
Trademarks and trade names	$50,458	$26,357	$41,203	$24,147
Customer relationships	113,837	52,518	93,139	47,175
Patents	26,848	13,307	27,777	12,978
Other	60,373	34,773	57,351	31,953
Total intangible assets subject to amortization	$251,516	$126,955	$219,470	$116,253

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

During 2018, the Company acquired intangible assets either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average lives as follows:

	Year Ended December 31, 2018
	Purchase Price Allocation	Weighted Average Life
Acquired intangible assets subject to amortization
Trademarks and trade names	8,786	10
Customer relationships	21,493	10
Other	5,632	9
Total acquired intangible assets subject to amortization	35,911
Aggregate amortization expense was $15,744, $15,671 and $14,525 for 2018, 2017 and 2016, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $17,316 in 2019, $16,101 in 2020, $15,264 in 2021, $13,801 in 2022 and $12,441 in 2023.

NOTE 6 – SEGMENT INFORMATION
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
Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes ("Adjusted EBIT") profit measure. EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2018, 2017 and 2016 approximately 37%, 32% and 40%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	Americas Welding (1)	International Welding (2)	The Harris Products Group	Corporate / Eliminations (3)	Consolidated
For the Year Ended December 31, 2018
Net sales	$1,806,514	$919,771	$302,389	$—	$3,028,674
Inter-segment sales	118,936	18,576	6,969	(144,481)	$—
Total	$1,925,450	$938,347	$309,358	$(144,481)	$3,028,674
Adjusted EBIT	$340,744	$54,273	$36,564	$(8,887)	$422,694
Special items charge (gain)	6,686	25,285	—	4,498	$36,469
EBIT	$334,058	$28,988	$36,564	$(13,385)	$386,225
Interest income					6,938
Interest expense					(24,503)
Income before income taxes					$368,660

Total assets	$1,418,905	$827,132	$203,095	$(99,307)	$2,349,825
Equity investments in affiliates	4,204	27,024	—	—	$31,228
Capital expenditures	42,053	26,284	2,909	—	$71,246
Depreciation and amortization	47,008	22,384	3,045	(91)	$72,346
For the Year Ended December 31, 2017
Net sales	$1,609,779	$724,024	$290,628	$—	$2,624,431
Inter-segment sales	97,382	18,860	8,190	(124,432)	$—
Total	$1,707,161	$742,884	$298,818	$(124,432)	$2,624,431
Adjusted EBIT	$291,866	$41,721	$36,442	$309	$370,338
Special items charge (gain)	9,242	10,076	—	(34,648)	$(15,330)
EBIT	$282,624	$31,645	$36,442	$34,957	$385,668
Interest income					4,788
Interest expense					(24,220)
Income before income taxes					$366,236

Total assets	$1,253,411	$919,995	$175,151	$57,990	$2,406,547
Equity investments in affiliates	4,037	24,489	—	—	$28,526
Capital expenditures	43,158	14,549	3,949	—	$61,656
Depreciation and amortization	47,038	18,364	2,885	(172)	$68,115
For the Year Ended December 31, 2016
Net sales	$1,494,982	$507,289	$272,343	$—	$2,274,614
Inter-segment sales	93,612	15,975	8,709	(118,296)	$—
Total	$1,588,594	$523,264	$281,052	$(118,296)	$2,274,614
Adjusted EBIT	$266,633	$29,146	$32,380	$564	$328,723
Special items charge	—	—	—	34,348	$34,348
EBIT	$266,633	$29,146	$32,380	$(33,784)	$294,375
Interest income					2,092
Interest expense					(19,079)
Income before income taxes					$277,388

Total assets	$1,278,417	$529,223	$161,391	$(25,594)	$1,943,437
Equity investments in affiliates	3,946	23,355	—	—	$27,301
Capital expenditures	35,314	12,354	2,209	—	$49,877
Depreciation and amortization	47,359	15,063	2,860	(209)	$65,073

(1)	Special items in 2018 reflect pension settlement charges of $6,686 in Americas Welding related to lump sum pension payments.
2017 special items reflect pension settlement charges of $8,150 related to lump sum pension payments, as well as non-cash charges of $1,091 related to the impairment of goodwill.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

(2)	2018 special items reflect charges of $25,285 related to employee severance, asset impairments, gains or losses on disposal of assets and other related costs.
2017 special items reflect amortization of step up in value of acquired inventories of $4,578 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements, as well as charges of $5,498 related to employee severance, asset impairments and other related costs.

(3)
2018 special items reflect acquisition and acquisition transaction and integration costs of $4,498 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

2017 special items reflect a bargain purchase gain of $49,650 and acquisition transaction and integration costs of $15,002 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
2016 special items reflect a loss of $34,348 related to the deconsolidation of the Company's Venezuelan subsidiary.
Export sales (excluding inter-company sales) from the United States were $160,064 in 2018, $151,630 in 2017 and $134,216 in 2016. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2018.
The geographic split of the Company's Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2018	2017	2016
Net sales:
United States	$1,554,688	$1,388,816	$1,308,635
Foreign countries	1,473,986	1,235,615	965,979
Total	$3,028,674	$2,624,431	$2,274,614

	December 31,
	2018	2017	2016
Property, plant and equipment, net:
United States	$214,943	$194,491	$176,041
Foreign countries	264,110	282,931	196,679
Eliminations	(252)	(391)	(343)
Total	$478,801	$477,031	$372,377

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment net charges of $25,285 and $6,590 for the years ended December 31, 2018 and 2017. The charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets. A description of each restructuring plan and the related costs follows:
International Welding Plans:
During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. At December 31, 2018, liabilities relating to the International Welding plans of $10,903 were recognized in Other current liabilities. The Company does not anticipate significant additional charges related to the completion of these plans.
During 2017, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. Liabilities related to these plans were substantially paid at December 31, 2018.

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

Consolidated
Balance at December 31, 2016	$5,190
Payments and other adjustments	(3,536)
Charged to expense	5,149
Balance at December 31, 2017	$6,803
Payments and other adjustments	(26,874)
Charged to expense	31,263
Balance at December 31, 2018	$11,192

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the years ended December 31, 2018 and 2017:

	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2016	$587		$(95,939)		$(233,685)		$(329,037)
Other comprehensive income (loss) before reclassification	(2,074)		2,736	(2)	70,901	(3)	71,563
Amounts reclassified from AOCI	2,362	(1)	7,926	(2)	—		10,288
Net current-period other comprehensive income (loss)	288		10,662		70,901		81,851
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	624		(4,396)	(2)	(50,600)	(3)	(54,372)
Amounts reclassified from AOCI	195	(1)	7,624	(2)	—		7,819
Net current-period other comprehensive income (loss)	819		3,228		(50,600)		(46,553)
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)

(1)
During 2018, this AOCI reclassification is a component of Net sales of $(152) (net of tax of $(73) and Cost of goods sold of $43 (net of tax of $(40)); during 2017, the reclassification is a component of Net sales of $1,860 (net of tax of $693) and Cost of goods sold of $502 (net of tax of $93). Refer to Note 15 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,691 and $19,252 during the years ended December 31, 2018 and 2017, respectively). Refer to Note 12 to the consolidated financial statements for additional details.

(3)
The Other comprehensive income before reclassifications excludes $(93) and $115 attributable to Non-controlling interests in the years ended December 31, 2018 and 2017, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. Refer to the Consolidated Statements of Equity for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 9 – DEBT
At December 31, 2018 and 2017, debt consisted of the following:

	December 31,
	2018	2017
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,392 and $1,491 at December 31, 2018 and 2017, respectively), swapped $125,000 to variable interest rates of 3.1% to 4.4%	$691,877	$693,424
Other borrowings due through 2023, interest up to 8.0%	10,783	10,823
	702,660	704,247
Less current portion	111	111
Long-term debt, less current portion	702,549	704,136
Short-term debt
Amounts due banks, interest at 31.8% in 2017	—	2,020
Current portion long-term debt	111	111
Total short-term debt	111	2,131
Total debt	$702,660	$706,267
At December 31, 2018 and 2017, the fair value of long-term debt, including the current portion, was approximately $649,714 and $687,428, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. On October 20, 2016 the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. Interest on the notes are payable semi-annually. The proceeds were used for general corporate purposes. The 2015 Notes and 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2018, the Company was in compliance with all of its debt covenants.
The maturity and interest rates of the 2015 Notes and 2016 Notes are as follows:

	Amount	Maturity Date	Interest Rate
2015 Notes
Series A	$100,000	August 20, 2025	3.15%
Series B	100,000	August 20, 2030	3.35%
Series C	50,000	April 1, 2035	3.61%
Series D	100,000	April 1, 2035	4.02%
2016 Notes
Series A	$100,000	October 20, 2028	2.75%
Series B	100,000	October 20, 2033	3.03%
Series C	100,000	October 20, 2037	3.27%
Series D	50,000	October 20, 2041	3.52%
The Company's total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 15 years, respectively.
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”).  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2018, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
Other
Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2018 are $111 in 2019, $114 in 2020, $110 in 2021, $107 in 2022, $10,607 in 2023 and $700,000 thereafter. Total interest paid was $23,790 in 2018, $23,820 in 2017 and $15,332 in 2016. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and adjustments to the swap contract discussed in Note 16 to the consolidated financial statements.

NOTE 10 – STOCK PLANS
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"), which replaced the 2006 Equity and Performance Incentive Plan, as amended ("EPI Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"), which replaced the 2006 Stock Plan for Non-Employee Directors ("2006 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2018, there were 3,710,464 common shares available for future grant under all plans.
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2018 under all Plans:

	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	1,362,448	$58.45
Options granted	171,843	90.70
Options exercised	(101,272)	46.20
Options canceled	(1,981)	58.79
Balance at end of year	1,431,038	63.19
Exercisable at end of year	1,070,594	56.70
Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of three years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2018. In 2018, all options issued were under the Employee Plan.
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

	2018	2017	2016
Expected volatility	25.36%	25.77%	28.86%
Dividend yield	1.92%	1.62%	1.70%
Risk-free interest rate	2.69%	1.90%	1.27%
Expected option life (years)	4.6	4.5	4.5
Weighted average fair value per option granted during the year	$18.97	$17.50	$12.55
The following table summarizes non-vested stock options for the year ended December 31, 2018:

	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	409,559	$15.47
Granted	171,843	18.97
Vested	(220,958)	15.75
Balance at end of year	360,444	17.21
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2018 was $22,411 and $23,714, respectively. The total intrinsic value of awards exercised during 2018, 2017 and 2016 was $4,779, $19,328 and $30,967, respectively. The total fair value of options that vested during 2018, 2017 and 2016 was $3,511, $3,040 and $2,865, respectively.
The following table summarizes information about awards outstanding as of December 31, 2018:

	Outstanding			Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $49.99	447,315	$39.78	3.0	447,315	$39.79	3.0
$50.00 - $59.99	217,143	58.12	7.1	144,768	58.11	7.1
Over $60.00	766,580	78.28	7.0	478,511	72.09	5.9
	1,431,038		5.8	1,070,594		4.9
Restricted Share Awards ("RSAs")
The following table summarizes restricted share award activity for the year ended December 31, 2018 under all Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	47,856	$71.54
Shares granted	1,662	91.02
Shares vested	(32,922)	82.48
Shares forfeited	(4,158)	78.65
Balance at end of year	12,438	80.98
RSAs are valued at the quoted market price on the grant date. The majority of RSAs vest over a period of one to three years. The Company issued common shares from treasury upon the granting of RSAs in 2018. Restricted shares issued in 2018 were under the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSAs is 1 year as of December 31, 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")
The following table summarizes RSU and PSU activity for the year ended December 31, 2018 under all Plans:

	Number of Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	418,966	$69.98
Units granted	148,833	89.51
Units vested	(49,653)	69.24
Units forfeited	(12,116)	74.16
Balance at end of year	506,030	75.69
RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of three to five years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 1,980 RSUs to common shares in 2018 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2018, 99,801 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2018, 117,073 RSUs were issued under the Employee Plan and the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.4 years as of December 31, 2018.
PSUs are valued at the quoted market price on the grant date. PSUs vest over a three year period and are based on the Company's performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2018, the Company issued 31,760 PSU's and has 107,045 PSUs outstanding under the Employee Plan at a weighted average fair value of $76.20 per share. The remaining weighted average vesting period of all non-vested PSUs is 1 year as of December 31, 2018.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2018, 2017 and 2016 was $18,554, $12,698 and $10,332, respectively. The related tax benefit for 2018, 2017 and 2016 was $4,632, $4,861 and $3,955, respectively. As of December 31, 2018, total unrecognized stock-based compensation expense related to non-vested stock options, RSAs, RSUs and PSUs was $21,223, which is expected to be recognized over a weighted average period of approximately 2 years.
Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 8,324 in 2018, 10,458 in 2017 and 15,827 in 2016.

NOTE 11 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 55 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2018, the Company purchased a total of 2.3 million shares at an average cost per share of $88.84. As of December 31, 2018, 6.2 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 12 – RETIREMENT ANNUITY AND GUARANTEED CONTINUOUS EMPLOYMENT PLANS
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
Obligations and Funded Status

	December 31,
	2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$507,075	$193,523	$484,758	$79,972
Service cost	139	3,252	608	2,678
Interest cost	18,084	3,703	19,497	3,253
Plan participants' contributions	—	196	—	176
Acquisitions & other adjustments (1)	—	(5,322)	—	100,551
Actuarial (gain) loss	(46,924)	(5,674)	46,144	4,926
Benefits paid	(7,973)	(9,723)	(6,409)	(4,909)
Settlements/curtailments (2)	(31,456)	(1,886)	(37,523)	(700)
Currency translation	—	(9,258)	—	7,576
Benefit obligations at end of year	438,945	168,811	507,075	193,523

Change in plan assets
Fair value of plan assets at beginning of year	568,388	113,344	528,744	70,341
Actual return on plan assets	(23,012)	(2,855)	82,732	5,770
Employer contributions	690	2,087	55	1,684
Plan participants' contributions	—	196	—	176
Acquisitions (1)	—	586	—	32,599
Benefits paid	(7,047)	(5,904)	(5,620)	(3,196)
Settlements (2)	(26,941)	(1,455)	(37,523)	(22)
Currency translation	—	(5,812)	—	5,992
Fair value of plan assets at end of year	512,078	100,187	568,388	113,344

Funded status at end of year	73,133	(68,624)	61,313	(80,179)
Unrecognized actuarial net loss	85,624	25,581	90,679	25,987
Unrecognized prior service cost	—	534	—	(11)
Unrecognized transition assets, net	—	32	—	35
Net amount recognized	$158,757	$(42,477)	$151,992	$(54,168)

(1)	Acquisitions in 2017 relate to acquisition of Air Liquide Welding as discussed in Note 4 to the consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

(2)	Settlements in 2018 and 2017 resulting from lump sum pension payments.
In October 2016, The Lincoln Electric Company amended the plan to freeze all benefit accruals for participants under the Lincoln Electric Retirement Annuity Program ("RAP") effective as of December 31, 2016. The RAP includes approximately 1,500 domestic employees who fully transitioned to The Lincoln Electric Company Employee Savings Plan (“Savings Plan”), a defined contribution retirement savings plan. The Company recorded pension curtailment gains of $2,206 for the year ended December 31, 2016 related to the amendment. The Company did not make significant contributions to the defined benefit plans in the United States in 2018 or 2017.
The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2018 were $81,580, $446 and $23, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2019 are $3,924, $59 and $3, respectively.
Amounts Recognized in Consolidated Balance Sheets

		December 31,
	2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Prepaid pensions (1)	$87,786	$77	$81,485	$368
Accrued pension liability, current (2)	(786)	(2,996)	(5,332)	(3,483)
Accrued pension liability, long-term (3)	(13,867)	(65,705)	(14,840)	(77,064)
Accumulated other comprehensive loss, excluding tax effects	85,624	26,147	90,679	26,011
Net amount recognized in the balance sheets	$158,757	$(42,477)	$151,992	$(54,168)
(1) Included in Other assets.
(2) Included in Other current liabilities.
(3) Included in Other liabilities.
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2018		2017		2016
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$139	$3,252	$608	$2,678	$15,474	$2,215
Interest cost	18,084	3,703	19,497	3,253	20,676	2,902
Expected return on plan assets	(27,052)	(5,057)	(31,530)	(4,270)	(31,682)	(4,034)
Amortization of prior service cost	—	1	—	15	(412)	18
Amortization of net loss (1)	1,498	2,211	2,133	1,881	7,717	2,176
Settlement/curtailment loss (gain) (2)	6,686	(397)	8,150	102	(1,062)	—
Pension cost for defined benefit plans (3)	$(645)	$3,713	$(1,142)	$3,659	$10,711	$3,277
(1) The amortization of net loss includes a $959 charge resulting from the deconsolidation of the Venezuelan subsidiary during the year ended December 31, 2016.

(2)	Pension settlement charges for the years ended December 31, 2018 and 2017 resulting from lump sum pension payments.

(3)	The decrease in pension cost for defined benefit plans for the years ended December 31, 2018 and 2017 was due to the U.S. plan freeze effective December 31, 2016.
The components of Pension cost for defined benefit plans, other than service cost, are included in Other income (expense) in the Company's Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Projected benefit obligation	$14,653	$158,746	$26,149	$182,512
Accumulated benefit obligation	14,406	152,724	25,870	174,667
Fair value of plan assets	—	90,076	5,977	102,107
The total accumulated benefit obligation for all plans was $600,998 as of December 31, 2018 and $691,827 as of December 31, 2017.
Benefit Payments for Plans
Benefits expected to be paid for the plans are as follows:

	U.S. pension plans	Non-U.S. pension plans
Estimated Payments
2019	$28,101	$8,278
2020	31,581	8,243
2021	26,998	8,513
2022	28,754	8,055
2023	30,593	7,966
2024 through 2028	137,369	42,925
Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Discount Rate	4.4%	2.3%	3.7%	2.0%
Rate of increase in compensation	2.5%	2.6%	2.5%	2.7%
Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2018		2017		2016
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Discount rate	3.7%	2.0%	4.2%	2.2%	4.5%	3.9%
Rate of increase in compensation	2.5%	2.7%	2.5%	2.5%	2.6%	3.7%
Expected return on plan assets	5.0%	4.6%	6.0%	4.5%	6.2%	5.7%
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Pension Plans' Assets
The primary objective of the pension plans' investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans' assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The target allocation for plan assets is 10% to 20% equity securities and 80% to 90% debt securities.
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2018:

	Pension Plans' Assets at Fair Value as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$13,029	$—	$—	$13,029
Equity securities (1)	3,851	—	—	3,851
Fixed income securities (2)
U.S. government bonds	16,743	—	—	16,743
Corporate debt and other obligations	—	392,090	—	392,090
Investments measured at NAV (3)
Common trusts and 103-12 investments (4)				151,153
Private equity funds (5)				35,399
Total investments at fair value	$33,623	$392,090	$—	$612,265
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2017:

	Pension Plans' Assets at Fair Value as of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$8,922	$—	$—	$8,922
Equity securities (1)	4,566	—	—	4,566
Fixed income securities (2)
U.S. government bonds	33,205	—	—	33,205
Corporate debt and other obligations	—	398,578	—	398,578
Investments measured at NAV (3)
Common trusts and 103-12 investments (4)				199,066
Private equity funds (5)				37,395
Total investments at fair value	$46,693	$398,578	$—	$681,732

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

Supplemental Executive Retirement Plan
The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $1,268, $772 and $2,113 in 2018, 2017 and 2016, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $12,183, $17,047 and $16,738 at December 31, 2018, 2017 and 2016, respectively.
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
The annual costs recognized for defined contribution plans were $26,477, $25,285 and $8,361 in 2018, 2017 and 2016, respectively.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 13 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Year Ended December 31,
	2018	2017	2016
Equity earnings in affiliates	$5,481	2,742	$2,928
Other components of net periodic pension (cost) income (1)	502	769	4,660
Other income	4,703	5,215	3,173
Total Other income (expense)	$10,686	8,726	$10,761
(1) Other components of net periodic pension (cost) income includes pension settlements and curtailments. Refer to Note 12 to the consolidated financial statements for details.

NOTE 14 – INCOME TAXES
The components of income before income taxes for the three years ended December 31, 2018 were as follows:

	Year Ended December 31,
	2018	2017	2016
U.S.	$255,088	$213,171	$209,409
Non-U.S.	113,572	153,065	67,979
Total	$368,660	$366,236	$277,388

The components of income tax expense (benefit) for the three years ended December 31, 2018 were as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$45,521	$89,182	$57,090
Non-U.S.	28,894	25,746	23,344
State and local	10,515	7,640	8,386
	84,930	122,568	88,820
Deferred:
Federal	(691)	(4,391)	(1,716)
Non-U.S.	(3,121)	(82)	(8,261)
State and local	549	666	172
	(3,263)	(3,807)	(9,805)
Total	$81,667	$118,761	$79,015

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The U.S. Tax Act was enacted on December 22, 2017. The U.S. Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. The SEC staff issued SAB 118 related to the U.S. Tax Act, which provided for a one-year measurement period and guidance for the application of ASC Topic 740, Income Taxes. At December 31, 2017, the Company had not completed its accounting related to the U.S. Tax Act. All provisional amounts were based on reasonable estimates using the best information available at the time. At December 31, 2018, the Company has completed its accounting related to the U.S. Tax Act. In 2018, the Company recognized a net adjustment of $399 to provisional amounts recorded at December 31, 2017, resulting in an increase to income tax expense. As described in more detail below, the net adjustment includes additional transition tax expense, offset by a tax benefit from the remeasurement of deferred tax assets and liabilities and a reduction of foreign withholding taxes.
The one-time transition tax is based on total post-1986 earnings and profits for which the Company had previously deferred from U.S. income taxes. At December 31, 2017, the Company recorded a provisional amount of $36,387 for the one-time transition tax resulting in an increase to income tax expense. The transition tax is based partially on the earnings and profits held in cash and partially on the earnings and profits invested in assets. Considering all additional guidance and regulations proposed and issued during the year, the Company finalized calculations of the transition tax liability during 2018. The result was an increase of $5,152 to the December 31, 2017 provisional amount. The Company has elected to pay the transition tax liability over the eight-year period provided in the U.S. Tax Act.
At December 31, 2017, the Company recorded a provisional tax benefit of $14,532 related to the remeasurement of deferred tax assets and liabilities as a result of the U.S. Tax Act. The Company finalized the remeasurement of deferred tax assets and liabilities during 2018. The result was an increase of $329 to the December 31, 2017 provisional benefit.
At December 31, 2017, the provisional amount recorded for taxes on the planned repatriation of certain earnings and profits subject to the transition tax was $6,667. This additional tax pertains to foreign withholding taxes associated with the repatriation of earnings that are not indefinitely reinvested in the foreign operations. Based on the Company’s final transition tax calculations, an adjustment of $4,424 was recorded in 2018 to reduce the foreign withholding taxes associated with the planned repatriation set forth in 2017.
Other provisions of the U.S. Tax Act became effective for the Company in 2018. The Foreign-Derived Intangible Income (“FDII”) provision generates a deduction against the Company’s U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held by the Company in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires the Company to subject to U.S. taxation a portion of its foreign subsidiary earnings that exceed an allowable return. The Company has elected to treat any GILTI inclusion as a period expense in the year incurred.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2018 were as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory rate applied to pre-tax income	$77,419	$128,182	$97,086
State and local income taxes, net of federal tax benefit	8,844	5,671	5,554
Excess tax benefits resulting from exercises of stock-based compensation	(1,094)	(6,276)	—
Net impact of the U.S. Tax Act	4,823	21,949	—
Foreign withholding taxes	(4,424)	6,667	—
Intangible and asset impairments/(write-off)	—	—	(4,438)
Foreign rate variance	(4,560)	(13,929)	(8,128)
Venezuela deconsolidation/devaluation	—	—	5,192
Bargain purchase gain	—	(17,556)	—
Valuation allowances	5,596	102	(8,525)
Manufacturing deduction	—	(5,922)	(5,190)
Research and development credit	(3,859)	(2,688)	(2,748)
Other	(1,078)	2,561	212
Total	$81,667	$118,761	$79,015
Effective tax rate	22.2%	32.4%	28.5%
The 2018 effective tax rate is impacted by the reduced corporate income tax rate associated with the U.S. Tax Act, rationalization charges in regions with low or no tax benefit, as well as the incremental adjustments recognized in 2018 related to the U.S. Tax Act provisional amounts, as discussed in the paragraphs above. Total income tax payments, net of refunds, were $85,805 in 2018, $81,691 in 2017 and $72,965 in 2016.
Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Tax loss and credit carry-forwards	$60,756	$60,454
Inventory	3,544	2,501
Other accruals	13,172	14,873
Employee benefits	22,963	18,468
Pension obligations	12,122	12,363
Other	3,739	4,923
Deferred tax assets, gross	116,296	113,582
Valuation allowance	(69,400)	(68,694)
Deferred tax assets, net	46,896	44,888
Deferred tax liabilities:
Property, plant and equipment	28,606	21,427
Intangible assets	10,950	10,729
Inventory	4,814	5,891
Pension obligations	19,346	16,137
Other	8,770	15,483
Deferred tax liabilities	72,486	69,667
Total deferred taxes	$(25,590)	$(24,779)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

At December 31, 2018, certain subsidiaries had net operating loss carry-forwards of approximately $61,931 that expire in various years from 2019 through 2034, plus $214,438 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2018, a valuation allowance of $69,400 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more likely than not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company previously considered the earnings in non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. As a result of the U.S. Tax Act, the Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $2,243.  The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits are classified as Other liabilities unless expected to be paid in one year, with a portion recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included benefits of $1,277 for the year ended December 31, 2018 and expense of $1,079 for the year ended December 31, 2017 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $6,655 and $8,135, respectively.
The following table summarizes the activity related to unrecognized tax benefits:

	2018	2017
Balance at beginning of year	$28,449	$18,499
Increase related to current year tax provisions	1,431	1,448
Increase related to prior years' tax positions	4,917	1,460
Increase related to acquisitions	—	8,223
Decrease related to settlements with taxing authorities	(111)	(522)
Resolution of and other decreases in prior years' tax liabilities	(1,501)	(1,734)
Other	(4,381)	1,075
Balance at end of year	$28,804	$28,449
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $25,069 at December 31, 2018 and $25,024 at December 31, 2017.
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
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $1,759 in prior years' unrecognized tax benefits in 2019.

NOTE 15 – DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2018. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $45,909 at December 31, 2018 and $35,489 at December 31, 2017.
Fair value hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At December 31, 2018, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $125,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net investment hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at December 31, 2018 and December 31, 2017.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $328,534 at December 31, 2018 and $340,884 at December 31, 2017.

Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2018				December 31, 2017
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$647	$404	$—	$—	$519	$604	$—
Interest rate swap agreements	—	—	302	7,033	—	—	5,085
Not designated as hedging instruments:
Foreign exchange contracts	6,375	829	—	—	2,257	3,747	—
Total derivatives	$7,022	$1,233	$302	$7,033	$2,776	$4,351	$5,085
The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income for the years ended December 31, 2018 and 2017 consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains	2018	2017
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$7,452	$17,590
The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income for the years ended December 31, 2018 and 2017 consisted of the following:

	December 31,
Total gain (loss) recognized in AOCI, net of tax	2018	2017
Foreign exchange contracts	$173	$(224)
Net investment contracts	1,521	1,099
The Company expects a gain of $173 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2018	2017
Foreign exchange contracts	Net sales	$(225)	$1,860
	Cost of goods sold	(3)	502

NOTE 16 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2018 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$7,022	$—	$7,022	$—
Interest rate swap agreements	302	—	302	—
Total assets	$7,324	$—	$7,324	$—
Liabilities:
Foreign exchange contracts	$1,233	$—	$1,233	$—
Interest rate swap agreements	7,033	—	7,033	—
Contingent considerations	2,100	—	—	2,100
Deferred compensation	26,524	—	26,524	—
Total liabilities	$36,890	$—	$34,790	$2,100
The following table provides a summary of fair value assets and liabilities as of December 31, 2017 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,776	$—	$2,776	$—
Marketable securities	179,125	—	179,125	—
Total assets	$181,901	$—	$181,901	$—
Liabilities:
Foreign exchange contracts	$4,351	$—	$4,351	$—
Interest rate swap agreements	5,085	—	5,085	—
Contingent considerations	7,086	—	—	7,086
Deferred compensation	25,397	—	25,397	—
Total liabilities	$41,919	$—	$34,833	$7,086
The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2018, there were no transfers between Levels 1, 2 or 3.
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
The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2018 and December 31, 2017. Refer to Note 9 to the consolidated financial statements for the fair value estimate of debt.

NOTE 17 – INVENTORY
Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2018	2017
Raw materials	$103,820	$97,577
Work-in-process	53,950	50,695
Finished goods	204,059	200,395
Total	$361,829	$348,667
The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations.  At December 31, 2018 and 2017, approximately 37% and 32% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $79,626 at December 31, 2018 and $68,641 at December 31, 2017.

NOTE 18 – LEASES
The Company leases sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. The Company pays most insurance, maintenance and taxes relating to leased assets. Rental expense was $25,720 in 2018, $20,450 in 2017 and $16,897 in 2016.
At December 31, 2018, total future minimum lease payments for noncancelable operating leases were $16,920 in 2019, $11,915 in 2020, $7,720 in 2021, $4,744 in 2022, $3,625 in 2023 and $10,033 thereafter.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 19 – CONTINGENCIES
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

NOTE 20 – PRODUCT WARRANTY COSTS
The changes in product warranty accruals for 2018, 2017 and 2016 were as follows:

	December 31,
	2018	2017	2016
Balance at beginning of year	$22,029	$21,053	$19,469
Accruals for warranties	8,897	9,901	13,058
Settlements	(11,403)	(11,500)	(11,434)
Foreign currency translation and other adjustments (1)	255	2,575	(40)
Balance at end of year	$19,778	$22,029	$21,053
(1)  At December 31, 2017, Foreign currency translation and other adjustments includes $2,299 for an acquired liability related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First (1)	Second (2)	Third (3)	Fourth (4)
2018
Net sales	$757,696	$790,052	$737,099	$743,827
Gross profit	256,554	270,116	251,552	250,299
Income before income taxes	84,198	94,263	95,744	94,455
Net income	60,824	68,864	70,539	86,839
Basic earnings per share (5)	$0.93	$1.05	$1.09	$1.36
Diluted earnings per share (5)	$0.92	$1.04	$1.07	$1.35
2017
Net sales	$580,897	$626,858	$669,491	$747,185
Gross profit	202,663	216,311	217,881	238,252
Income before income taxes	77,900	83,966	130,642	73,728
Net income	55,844	61,352	106,126	24,181
Basic earnings per share (5)	$0.85	$0.93	$1.61	$0.37
Diluted earnings per share (5)	$0.84	$0.92	$1.59	$0.36

(1)
2018 includes special item charges of $758 ($569 after-tax) for pension settlement charges, $10,175 ($7,870 after-tax) for rationalization and asset impairment charges, an adjustment to taxes on unremitted foreign earnings related to the U.S. Tax Act of $2,500 and $1,907 ($1,520 after-tax) for acquisition transaction and integration costs.

2017 includes special item charges of $3,615 ($2,734 after-tax) related to acquisition transaction costs.

(2)	2018 includes special item charges of $11,542 ($10,362 after-tax) for rationalization and asset impairment charges and $788 ($675 after-tax) for acquisition transaction and integration costs.
2017 includes special item charges of $4,498 ($3,494 after-tax) related to acquisition transaction and integration costs.

(3)
2018 includes special item charges of $4,232 ($3,176 after-tax) for pension settlement charges, $2,636 ($2,575 after-tax) for rationalization and asset impairment charges, an adjustment to taxes on unremitted foreign earnings related to the U.S. Tax Act of $2,323 and acquisition-related items including $970 ($797 after-tax) for acquisition transaction and integration costs.

2017 includes special item charges of $5,283 ($3,260 after-tax) for pension settlement charges and acquisition-related items including $2,314 ($1,745 after-tax) in amortization of step up in value of acquired inventories, $3,273 ($2,229 after-tax) for acquisition transaction and integration costs and a $51,585 bargain purchase gain.

(4)
2018 includes special item charges of $1,696 ($1,272 after-tax) for pension settlement charges, $932 ($841 gain after-tax) for rationalization and asset impairment charges and gains or losses on the disposal of assets, a $4,424 credit related to the U.S. Tax Act and acquisition-related items including $833 ($690 after-tax) for acquisition transaction and integration costs.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2018	$15,943	$1,743	$(1,037)	$3,822	$12,827
Year Ended December 31, 2017	7,768	1,172	9,501	2,498	15,943
Year Ended December 31, 2016	7,299	1,657	72	1,260	7,768

Deferred tax asset valuation allowance:
Year Ended December 31, 2018	$68,694	$1,891	$2,437	$(3,622)	$69,400
Year Ended December 31, 2017	47,849	16,222	4,854	(231)	68,694
Year Ended December 31, 2016	51,294	3,704	3,923	(11,072)	47,849

(1)	Currency translation adjustment, additions from acquisitions and other adjustments.

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