Form 10-Q
period 2019-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2019-04-26
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of March 31, 2019 was 62,799,738.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3. Quantitative and Qualitative Disclosures About Market Risk		27
Item 4. Controls and Procedures		28

PART II. OTHER INFORMATION		29
Item 1. Legal Proceedings		29
Item 1A. Risk Factors		29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		29
Item 4. Mine Safety Disclosures		30
Item 6. Exhibits		30
Signatures		31
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales (Note 2)	$759,174	$757,696
Cost of goods sold	500,753	501,142
Gross profit	258,421	256,554
Selling, general & administrative expenses	160,408	161,191
Rationalization and asset impairment charges (Note 6)	3,535	10,175
Operating income	94,478	85,188
Interest expense, net	5,323	4,441
Other income (expense) (Note 14)	3,763	3,451
Income before income taxes	92,918	84,198
Income taxes (Note 15)	21,452	23,378
Net income including non-controlling interests	71,466	60,820
Non-controlling interests in subsidiaries’ earnings (loss)	(14)	(4)
Net income	$71,480	$60,824

Basic earnings per share (Note 3)	$1.13	$0.93
Diluted earnings per share (Note 3)	$1.12	$0.92
Cash dividends declared per share	$0.47	$0.39

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income including non-controlling interests	$71,466	$60,820
Other comprehensive income, net of tax:
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax of $122 and $334 in the three months ended March 31, 2019 and 2018	329	855
Defined benefit pension plan activity, net of tax of $227 and $431 in the three months ended March 31, 2019 and 2018	787	1,287
Currency translation adjustment	5,136	19,387
Other comprehensive income:	6,252	21,529
Comprehensive income	77,718	82,349
Comprehensive income attributable to non-controlling interests	23	55
Comprehensive income attributable to shareholders	$77,695	$82,294

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2019	December 31, 2018
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$267,134	$358,849
Accounts receivable (less allowance for doubtful accounts of $13,501 in 2019; $12,827 in 2018)	423,187	396,885
Inventories (Note 9)	375,737	361,829
Other current assets	127,112	120,236
Total Current Assets	1,193,170	1,237,799
Property, plant and equipment (less accumulated depreciation of $792,447 in 2019; $778,817 in 2018)	476,876	478,801
Goodwill	282,512	281,294
Other assets	402,293	351,931
TOTAL ASSETS	$2,354,851	$2,349,825

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$110	$111
Trade accounts payable	252,840	268,600
Accrued employee compensation and benefits	87,126	94,202
Other current liabilities	185,451	175,269
Total Current Liabilities	525,527	538,182
Long-term debt, less current portion (Note 12)	705,725	702,549
Other liabilities	258,934	221,502
Total Liabilities	1,490,186	1,462,233
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	364,418	360,308
Retained earnings	2,605,265	2,564,440
Accumulated other comprehensive loss	(287,524)	(293,739)
Treasury shares	(1,828,025)	(1,753,925)
Total Shareholders’ Equity	863,992	886,942
Non-controlling interests	673	650
Total Equity	864,665	887,592
TOTAL LIABILITIES AND TOTAL EQUITY	$2,354,851	$2,349,825

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2018	63,546	$9,858	$360,308	$2,564,440	$(293,739)	$(1,753,925)	$650	$887,592
Net income				71,480			(14)	71,466
Unrecognized amounts from defined benefit pension plans, net of tax					787			787
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					329			329
Currency translation adjustment					5,099		37	5,136
Cash dividends declared – $0.47 per share				(29,847)				(29,847)
Stock-based compensation activity	148		3,302			1,484		4,786
Purchase of shares for treasury	(894)					(75,584)		(75,584)
Other			808	(808)				—
Balance at March 31, 2019	62,800	$9,858	$364,418	$2,605,265	$(287,524)	$(1,828,025)	$673	$864,665

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2017	65,663	$9,858	$334,309	$2,388,219	$(247,186)	$(1,553,563)	$816	$932,453
Net income				60,824			(4)	60,820
Unrecognized amounts from defined benefit pension plans, net of tax					1,287			1,287
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					855			855
Currency translation adjustment					19,328		59	19,387
Cash dividends declared – $0.39 per share				(25,787)				(25,787)
Stock-based compensation activity	55		5,819			562		6,381
Purchase of shares for treasury	(159)					(14,724)		(14,724)
Other			5,483	(5,483)				—
Balance at March 31, 2018	65,559	$9,858	$345,611	$2,417,773	$(225,716)	$(1,567,725)	$871	$980,672

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,480	$60,824
Non-controlling interests in subsidiaries’ loss	(14)	(4)
Net income including non-controlling interests	71,466	60,820
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	1,424	676
Depreciation and amortization	18,901	18,134
Equity earnings in affiliates, net	(448)	(538)
Deferred income taxes	1,317	7,955
Stock-based compensation	4,149	4,419
Other, net	(1,072)	(5,072)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(26,900)	(40,468)
Increase in inventories	(14,638)	(28,052)
Increase in other current assets	(8,701)	(1,458)
(Decrease) increase in trade accounts payable	(15,107)	3,191
(Decrease) increase in other current liabilities	(5,947)	22,966
Net change in other assets and liabilities	1,434	1,204
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,878	43,777

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,251)	(14,657)
Acquisition of businesses, net of cash acquired	—	6,235
Proceeds from sale of property, plant and equipment	302	118
Purchase of marketable securities	—	(89,545)
Proceeds from marketable securities	—	131,966
Other investing activities	2,000	—
NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES	(13,949)	34,117

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	—	(60)
Payments on long-term borrowings	(3)	(3)
Proceeds from exercise of stock options	637	1,962
Purchase of shares for treasury (Note 8)	(75,584)	(14,724)
Cash dividends paid to shareholders	(30,560)	(25,661)
NET CASH USED BY FINANCING ACTIVITIES	(105,510)	(38,486)

Effect of exchange rate changes on Cash and cash equivalents	1,866	2,947
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(91,715)	42,355

Cash and cash equivalents at beginning of period	358,849	326,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267,134	$369,056
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
The accompanying Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements:
This section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
The following ASUs were adopted as of January 1, 2019:

Standard	Description
ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), issued February 2018.
ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act"). The ASU only applies to the income tax effects of the U.S. Tax Act; all other existing guidance remains the same. The Company has elected not to reclassify the income tax effects of the U.S. Tax Act from Accumulated other comprehensive loss to Retained earnings.

ASU No. 2016-02, Leases (Topic 842), issued February 2016
ASU 2016-02 ("Topic 842") aims to increase transparency and comparability among organizations by recognizing a right of use asset and lease liability on the balance sheet for all leases with a lease term greater than twelve months. Topic 842 also requires the disclosure of key information about leasing agreements. The Company adopted Topic 842 using the modified retrospective transition option of applying the new standard at the adoption date. The Company also elected the package of practical expedients, which among other things, allows it to not reassess the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842. Refer to Note 10 to the consolidated financial statements for further details.

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

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended March 31,
	2019	2018
Consumables	$442,958	$441,891
Equipment	316,216	315,805
Net sales	$759,174	$757,696
Consumable sales consist of electrodes, fluxes, specialty welding consumables and brazing and soldering alloys. Equipment sales consist of arc welding power sources, welding accessories, fabrication, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, automation components, fume extraction equipment, CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. Consumable and Equipment products are sold within each of the Company’s operating segments.
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
At March 31, 2019, the Company recorded $15,929 related to advance customer payments and $12,244 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2018, the balances related to advance customer payments and billings in excess of revenue recognized were $17,023 and $17,013, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2019 and December 31, 2018, $35,378 and $25,032, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$71,480	$60,824
Denominator (shares in 000's):
Basic weighted average shares outstanding	63,160	65,579
Effect of dilutive securities - Stock options and awards	739	864
Diluted weighted average shares outstanding	63,899	66,443
Basic earnings per share	$1.13	$0.93
Diluted earnings per share	$1.12	$0.92
For the three months ended March 31, 2019 and 2018, common shares subject to equity-based awards of 498,694 and 174,325, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS
During April 2019, the Company acquired Baker Industries, Inc. ("Baker"). Baker, based in Detroit, Michigan, is a provider of custom tooling, parts and fixtures primarily serving automotive and aerospace markets. The acquisition will complement the Company's automation portfolio and its metal additive manufacturing service business.
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
Also during December 2018, the Company acquired Inovatech Engineering Corporation (“Inovatech”). Inovatech, based in Ontario, Canada, is a manufacturer of advanced robotic plasma cutting solutions for structural steel applications. The acquisition scales the Company's automated cutting solutions and application expertise and supports long-term growth in that market.
Pro forma information related to the acquisitions discussed above has not been presented because the impact on the Company’s Consolidated Statements of Income is not material. Acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

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
Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes (“Adjusted EBIT”) profit measure.  EBIT is defined as Operating income plus Other income (expense). EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended March 31, 2019
Net sales	$457,719	$218,086	$83,369	$—	$759,174
Inter-segment sales	29,388	4,209	1,867	(35,464)	—
Total	$487,107	$222,295	$85,236	$(35,464)	$759,174

Adjusted EBIT	$81,752	$13,337	$10,519	$(3,042)	$102,566
Special items charge (1)	1,336	2,199	—	790	4,325
EBIT	$80,416	$11,138	$10,519	$(3,832)	$98,241
Interest income					964
Interest expense					(6,287)
Income before income taxes					$92,918
Three Months Ended March 31, 2018
Net sales	$434,772	$247,320	$75,604	$—	$757,696
Inter-segment sales	26,586	4,509	1,907	(33,002)	—
Total	$461,358	$251,829	$77,511	$(33,002)	$757,696

Adjusted EBIT	$77,439	$14,973	$9,225	$(158)	$101,479
Special items charge (2)	758	10,175	—	1,907	12,840
EBIT	$76,681	$4,798	$9,225	$(2,065)	$88,639
Interest income					1,472
Interest expense					(5,913)
Income before income taxes					$84,198

(1)
In the three months ended March 31, 2019, special items reflect Rationalization and asset impairment charges of $1,336 in Americas Welding and $2,199 in International Welding and transaction and integration costs of $790 in Corporate / Eliminations related to the Air Liquide Welding acquisition.

(2)
In the three months ended March 31, 2018, special items reflect pension settlement charges of $758 in Americas Welding, Rationalization and asset impairment charges of $10,175 in International Welding and transaction and integration costs of $1,907 in Corporate / Eliminations related to the Air Liquide Welding acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment net charges of $3,535 in the three months ended March 31, 2019. The 2019 charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets.
During 2019, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At March 31, 2019, liabilities of $927 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At March 31, 2019, liabilities of $4,802 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table summarizes the activity related to rationalization liabilities:

Three Months Ended March 31, 2019
Balance at December 31, 2018	$11,192
Payments and other adjustments	(6,769)
Charged to expense	2,111
Balance at March 31, 2019	$6,534

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	682		—		5,099	[3]	5,781
Amounts reclassified from AOCI	(353)	[1]	787	[2]	—		434
Net current-period other comprehensive income (loss)	329		787		5,099		6,215
Balance at March 31, 2019	$2,023		$(81,262)		$(208,285)		$(287,524)

	Three Months Ended March 31, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	1,010		—		19,328	[3]	20,338
Amounts reclassified from AOCI	(155)	[1]	1,287	[2]	—		1,132
Net current-period other comprehensive income (loss)	855		1,287		19,328		21,470
Balance at March 31, 2018	$1,730		$(83,990)		$(143,456)		$(225,716)

(1)
During the 2019 period, this AOCI reclassification is a component of Net sales of $286 (net of tax of $102) and Cost of goods sold of $(67) (net of tax of $(30)); during the 2018 period, the reclassification is a component of Net sales of $135 (net of tax of $8) and Cost of goods sold of $(20) (net of tax of $(13)). See Note 16 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $227 and $431 during the three months ended March 31, 2019 and 2018, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $37 and $59 attributable to Non-controlling interests in the three months ended March 31, 2019 and 2018, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up 55 million shares of the Company's common shares. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors.  During the quarter ended March 31, 2019, the Company purchased a total of 0.8 million shares at an average cost per share of $84.34. As of March 31, 2019, there remained 5.3 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

NOTE 9 — INVENTORIES
Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2019	December 31, 2018
Raw materials	$100,283	$103,820
Work-in-process	59,108	53,950
Finished goods	216,346	204,059
Total	$375,737	$361,829
At March 31, 2019 and December 31, 2018, approximately 38% and 37%, respectively, of total inventories were valued using the last-in, first out ("LIFO") method. The excess of current cost over LIFO cost was $79,647 and $79,626 at March 31, 2019 and December 31, 2018, respectively.

NOTE 10 — LEASES
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition option. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities for the Company's operating leases as detailed below:

Operating Leases	Balance Sheet Classification	March 31, 2019
Right-of-use assets	Other assets	$53,159

Current liabilities	Other current liabilities	$14,410
Noncurrent liabilities	Other liabilities	39,187
Total lease liabilities		$53,597
Topic 842 did not materially impact our consolidated net earnings, cash flows or debt covenants.
The Company determines if an agreement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses a discount rate based on information available at commencement date to present value the lease payments.
The Company has operating leases for sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Some of these leases are noncancelable. Most leases include one or more options to renew, which can extend the lease term from one to 15 years or more. The exercise of lease renewal options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Consolidated Balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company's Consolidated Statements of Income, was $5,888 in the three months ended March 31, 2019. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $4,684 and is included in Net cash

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

provided by operating activities in the Company's Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities for the three months ended March 31, 2019 was $4,956.
The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2019
2019	$13,770
2020	12,578
2021	9,105
2022	6,669
2023	5,153
After 2023	14,766
Total lease payments	$62,041
Less: Imputed interest	(8,444)
Operating lease liabilities	$53,597
As of March 31, 2019, the weighted average remaining lease term is 6.6 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of year	$19,778	$22,029
Accruals for warranties	2,847	1,111
Settlements	(2,663)	(2,301)
Foreign currency translation and other adjustments	(19)	110
Balance at March 31	$19,943	$20,949

NOTE 12 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 15 years, respectively. The proceeds of the Notes were used for general corporate purposes.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The Notes contain certain affirmative and negative covenants. As of March 31, 2019, the Company was in compliance with all of its debt covenants relating to the Notes.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes.  As of March 31, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended March 31,
	2019		2018
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$35	$728	$35	$851
Interest cost	4,653	936	4,494	970
Expected return on plan assets	(6,245)	(1,124)	(6,916)	(1,274)
Amortization of prior service cost	—	16	—	1
Amortization of net loss	413	585	384	575
Settlement charges (1)	—	—	758	—
Defined benefit plans	(1,144)	1,141	(1,245)	1,123
Multi-employer plans	—	247	—	227
Defined contribution plans	5,908	499	5,894	829
Total pension cost	$4,764	$1,887	$4,649	$2,179

(1) Pension settlement charges resulting from lump sum pension payments in the three months ended March 31, 2018.
The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company's Consolidated Statements of Income.

NOTE 14 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended March 31,
	2019	2018
Equity earnings in affiliates	$1,006	$1,200
Other components of net periodic pension (cost) income (1)	766	1,008
Other income	1,991	1,243
Total Other income (expense)	$3,763	$3,451
(1) Includes pension settlement charges in the three months ended March 31, 2018 of $758. Refer to Note 13 to the consolidated financial statements for details.

NOTE 15 — INCOME TAXES
The Company recognized $21,452 of tax expense on pretax income of $92,918, resulting in an effective income tax rate of 23.1% for the three months ended March 31, 2019.  The effective income tax rate was 27.8% for the three months ended March 31, 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The decrease in the effective tax rate for the three months ended March 31, 2019, as compared with the same period in 2018, was primarily due to an increase in the tax benefit related to the vesting of stock based compensation in 2019, rationalization charges in regions with low or no tax benefit recorded in 2018 and adjustments and incremental tax expense recorded in 2018 related to the U.S. Tax Act.
As of March 31, 2019, the Company had $27,866 of unrecognized tax benefits.  If recognized, approximately $24,328 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $1,753 in previously unrecognized tax benefits by the end of the first quarter 2020.

NOTE 16 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2019 and 2018.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2019.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $57,049 at March 31, 2019 and $45,909 at December 31, 2018.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At March 31, 2019, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $125,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at March 31, 2019 and December 31, 2018.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $326,836 and $328,534 at March 31, 2019 and December 31, 2018, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	March 31, 2019				December 31, 2018
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$738	$131	$—	$—	$647	$404	$—	$—
Interest rate swap agreements	—	—	1,063	4,657	—	—	302	7,033
Not designated as hedging instruments:
Foreign exchange contracts	5,546	1,931	—	—	6,375	829	—	—
Total derivatives	$6,284	$2,062	$1,063	$4,657	$7,022	$1,233	$302	$7,033
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2019	2018
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$5,407	$8,655
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2019	December 31, 2018
Foreign exchange contracts	$502	$173
Net investment contracts	1,521	1,521
The Company expects a gain of $502 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2019	2018
Foreign exchange contracts	Sales	$388	$143
	Cost of goods sold	97	33

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE
The following table provides a summary of assets and liabilities as of March 31, 2019, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$6,284	$—	$6,284	$—
Interest rate swap agreements	1,063	—	1,063	—
Total assets	$7,347	$—	$7,347	$—

Liabilities:
Foreign exchange contracts	$2,062	$—	$2,062	$—
Interest rate swap agreements	4,657	—	4,657	—
Contingent consideration	1,000	—	—	1,000
Deferred compensation	28,174	—	28,174	—
Total liabilities	$35,893	$—	$34,893	$1,000
The following table provides a summary of assets and liabilities as of December 31, 2018, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$7,022	$—	$7,022	$—
Interest rate swap agreements	302	—	302	—
Total assets	$7,324	$—	$7,324	$—

Liabilities:
Foreign exchange contracts	$1,233	$—	$1,233	$—
Interest rate swap agreements	7,033	—	7,033	—
Contingent considerations	2,100	—	—	2,100
Deferred compensation	26,524	—	26,524	—
Total liabilities	$36,890	$—	$34,790	$2,100
The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.  During the three months ended March 31, 2019, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded a contingent consideration liability, which will be paid based upon actual financial results of the acquired entity for a specified future period.  The fair value of the contingent consideration is a Level 3 valuation and fair valued using an option pricing model.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31,

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

2019 and December 31, 2018.  The fair value of long-term debt at March 31, 2019 and December 31, 2018, including the current portion, was approximately $688,190 and $649,714, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $705,835 and $702,660, respectively.  Since considerable judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.
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
General
The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  Welding products include arc welding power sources, computer numerical control and plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, automation components, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended March 31,
	2019		2018		Favorable (Unfavorable) 2019 vs 2018
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$759,174		$757,696		$1,478	0.2%
Cost of goods sold	500,753		501,142		389	0.1%
Gross profit	258,421	34.0%	256,554	33.9%	1,867	0.7%
Selling, general & administrative expenses	160,408	21.1%	161,191	21.3%	783	0.5%
Rationalization and asset impairment charges	3,535		10,175		6,640	65.3%
Operating income	94,478	12.4%	85,188	11.2%	9,290	10.9%
Interest expense, net	5,323		4,441		(882)	(19.9%)
Other income (expense)	3,763		3,451		312	9.0%
Income before income taxes	92,918	12.2%	84,198	11.1%	8,720	10.4%
Income taxes	21,452		23,378		1,926	8.2%
Effective tax rate	23.1%		27.8%		4.7%
Net income including non-controlling interests	71,466		60,820		10,646	17.5%
Non-controlling interests in subsidiaries’ loss	(14)		(4)		(10)	(250.0%)
Net income	$71,480	9.4%	$60,824	8.0%	10,656	17.5%
Diluted earnings per share	$1.12		$0.92		$0.20	21.7%
Net Sales:
The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2019 on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales 2018	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2019
Lincoln Electric Holdings, Inc.	$757,696	$(27,351)	$18,494	$34,353	$(24,018)	$759,174
% Change
Lincoln Electric Holdings, Inc.		(3.6%)	2.4%	4.5%	(3.2%)	0.2%
Net sales increased in the three months ended March 31, 2019 primarily as a result of acquisitions and stronger organic sales, partially offset by unfavorable foreign exchange. The increase in Net sales from acquisitions was driven by the acquisitions of Coldwater, Pro Systems and Inovatech within Americas Welding and Worthington within The Harris Products Group.
Gross Profit:
Gross profit for the three months ended March 31, 2019 increased, as a percent of sales, compared to the prior year due to price management and segment mix.
Selling, General & Administrative ("SG&A") Expenses:
The decrease in SG&A expenses for the three months ended March 31, 2019 as compared to March 31, 2018 is due to favorable foreign exchange, partially offset by higher expense from acquisitions.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $3,535, $2,814 after-tax, and $10,175, $7,870 after-tax, in the three months ended March 31, 2019 and 2018, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets.
Interest Expense, Net:
The increase in Interest expense, net for the three months ended March 31, 2019 as compared to March 31, 2018 was due to lower interest income on marketable securities.

Income Taxes:
The effective tax rate was lower for the three months ended March 31, 2019 as compared to March 31, 2018 primarily due to an increase in the tax benefit related to the vesting of stock based compensation in 2019, rationalization charges in regions with low or no tax benefit recorded in 2018 and adjustments and incremental tax expense recorded in 2018 related to the U.S. Tax Cuts and Job Act (the "U.S. Tax Act").
Net Income:
The increase in Net income for the three months ended March 31, 2019 as compared to March 31, 2018 was primarily due to higher Net sales, a lower effective tax rate and lower rationalization and asset impairment charges.
Segment Results
Net Sales:  The table below summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2019:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales 2018	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2019
Operating Segments
Americas Welding	$434,772	$(12,395)	$12,720	$27,428	$(4,806)	$457,719
International Welding	247,320	(17,917)	—	6,475	(17,792)	218,086
The Harris Products Group	75,604	2,961	5,774	450	(1,420)	83,369

% Change
Americas Welding		(2.9%)	2.9%	6.3%	(1.1%)	5.3%
International Welding		(7.2%)	—	2.6%	(7.2%)	(11.8%)
The Harris Products Group		3.9%	7.6%	0.6%	(1.9%)	10.3%
(1) Decrease for Americas Welding due to softer demand associated with the current economic environment. Decrease for International Welding due to integration activities and softer demand in the European market. Increase for The Harris Products Group driven primarily by higher consumables volume.
(2) Increase due to the acquisition of Coldwater, Pro Systems and Inovatech within Americas Welding and Worthington within The Harris Products Group. Refer to Note 4 to the consolidated financial statements for details.
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

The following table presents Adjusted EBIT by segment:

	Three Months Ended March 31,		Favorable (Unfavorable) 2019 vs. 2018
	2019	2018	$	%
Americas Welding:
Net sales	$457,719	$434,772	$22,947	5.3%
Inter-segment sales	29,388	26,586	2,802	10.5%
Total Sales	$487,107	$461,358	25,749	5.6%

Adjusted EBIT (4)	$81,752	$77,439	4,313	5.6%
As a percent of total sales (1)	16.8%	16.8%		—
International Welding:
Net sales	$218,086	$247,320	(29,234)	(11.8%)
Inter-segment sales	4,209	4,509	(300)	(6.7%)
Total Sales	$222,295	$251,829	(29,534)	(11.7%)

Adjusted EBIT (5)	$13,337	$14,973	(1,636)	(10.9%)
As a percent of total sales (2)	6.0%	5.9%		0.1%
The Harris Products Group:
Net sales	$83,369	$75,604	7,765	10.3%
Inter-segment sales	1,867	1,907	(40)	(2.1%)
Total Sales	$85,236	$77,511	7,725	10.0%

Adjusted EBIT	$10,519	$9,225	1,294	14.0%
As a percent of total sales (3)	12.3%	11.9%		0.4%
Corporate / Eliminations:
Inter-segment sales	$(35,464)	$(33,002)	2,462	7.5%
Adjusted EBIT (6)	(3,042)	(158)	(2,884)	(1,825.3%)
Consolidated:
Net sales	$759,174	$757,696	1,478	0.2%
Net income	$71,480	$60,824	10,656	17.5%
As a percent of total sales	9.4%	8.0%		1.4%

Adjusted EBIT (7)	$102,566	$101,479	1,087	1.1%
As a percent of sales	13.5%	13.4%		0.1%

(1)	Margins were flat for the three months ended March 31, 2019 as compared to March 31, 2018.

(2)	Increase for the three months ended March 31, 2019 as compared to March 31, 2018 driven by favorable product mix, partially offset by lower Net sales volumes.

(3)	Increase for the three months ended March 31, 2019 as compared to March 31, 2018 driven by favorable sales mix associated with consumables volume increases.

(4)
The three months ended March 31, 2019 exclude Rationalization and asset impairment charges of $1,336 as discussed in Note 6 to the consolidated financial statements. The three months ended March 31, 2018 exclude pension settlement charges of $758 related to lump sum pension payments as discussed in Note 13 to the consolidated financial statements.

(5)
The three months ended March 31, 2019 and 2018 exclude Rationalization and asset impairment charges of $2,199 and $10,175, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.

(6)	The three months ended March 31, 2019 and 2018 exclude acquisition transaction and integration costs of $790 and $1,907, respectively, related to the Air Liquide Welding acquisition.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
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
The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Operating income as reported	$94,478	$85,188
Special items (pre-tax):
Rationalization and asset impairment charges (1)	3,535	10,175
Acquisition transaction and integration costs (2)	790	1,907
Adjusted operating income	$98,803	$97,270

Net income as reported	$71,480	$60,824
Special items:
Rationalization and asset impairment charges (1)	3,535	10,175
Acquisition transaction and integration costs (2)	790	1,907
Pension settlement charges (3)	—	758
Tax effect of Special items (4)	(813)	(381)
Adjusted net income	74,992	73,283
Non-controlling interests in subsidiaries’ earnings (loss)	(14)	(4)
Interest expense, net	5,323	4,441
Income taxes as reported	21,452	23,378
Tax effect of Special items (4)	813	381
Adjusted EBIT	$102,566	$101,479
Effective tax rate as reported	23.1%	27.8%
Net special item tax impact	(0.2%)	(3.3%)
Adjusted effective tax rate	22.9%	24.5%

Diluted earnings per share as reported	$1.12	$0.92
Special items per share	$0.05	0.18
Adjusted diluted earnings per share	$1.17	$1.10
(1) Charges primarily related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.
(2) Costs related to the Air Liquide Welding acquisition.
(3) Pension settlement charges related to lump sum pension payments as discussed in Note 13 to the consolidated financial statements.
(4) Includes the net tax impact of Special items recorded during the respective periods.

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
The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2019	2018	$ Change
Cash provided by operating activities (1)	$25,878	$43,777	(17,899)
Cash (used by) provided by investing activities (2)	(13,949)	34,117	(48,066)
Capital expenditures	(16,251)	(14,657)	(1,594)
Proceeds from marketable securities, net of purchases	—	42,421	(42,421)
Cash used by financing activities (3)	(105,510)	(38,486)	(67,024)
Purchase of shares for treasury	(75,584)	(14,724)	(60,860)
Cash dividends paid to shareholders	(30,560)	(25,661)	(4,899)
(Decrease) increase in Cash and cash equivalents (4)	(91,715)	42,355
(1) Cash provided by operating activities decreased for the three months ended March 31, 2019, compared with the three months ended March 31, 2018 primarily due to the timing of tax payments.
(2) Cash used by investing activities increased for the three months ended March 31, 2019, compared with the three months ended March 31, 2018 predominantly due to the proceeds from marketable securities in 2018. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2019.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the three months ended March 31, 2019, compared with the three months ended March 31, 2018 due to higher purchases of common shares for treasury.
(4) Cash and cash equivalents decreased 25.6%, or $91,715, to $267,134 during the three months ended March 31, 2019, from $358,849 as of December 31, 2018.  This decrease was predominantly due to purchases of common shares for treasury and cash dividends paid to shareholders partially offset by cash provided by operating activities. The decrease in Cash and cash equivalents during the three months ended March 31, 2019 compares to an increase of 13.0% during the three months ended March 31, 2018. The increase in 2018 was primarily due to cash provided by operating activities and proceeds from marketable securities, partially offset by cash dividends paid to shareholders. At March 31, 2019, $193,138 of Cash and cash equivalents was held by international subsidiaries.
The Company's total debt remained consistent as compared to December 31, 2018. Total debt to total invested capital increased to 44.9% at March 31, 2019 from 44.2% at December 31, 2018.
In April 2019, the Company paid a cash dividend of $0.47 per share, or $29,516, to shareholders of record as of March 29, 2019.

Working Capital Ratios

	March 31, 2019	December 31, 2018	March 31, 2018
Average operating working capital to net sales (1)	18.0%	16.5%	18.1%
Days sales in Inventories	96.2	95.1	96.8
Days sales in Accounts receivable	54.3	52.7	56.7
Average days in Trade accounts payable	51.3	55.5	56.5
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
ROIC for the twelve months ended March 31, 2019 and 2018 were as follows:

	Twelve Months Ended March 31,
	2019	2018
Net income	$297,722	$252,483
Rationalization and asset impairment charges	18,645	16,765
Pension settlement charges	5,928	8,908
Acquisition transaction and integration costs	3,381	13,294
Amortization of step up in value of acquired inventories	—	4,578
Bargain purchase gain	—	(49,650)
Tax effect of Special items (1)	(7,328)	21,036
Adjusted net income	$318,348	$267,414
Plus: Interest expense, net of tax of $6,211 and $5,997 in 2019 and 2018, respectively	18,666	18,022
Less: Interest income, net of tax of $1,605 and $1,369 in 2019 and 2018, respectively	4,825	4,114
Adjusted net income before tax effected interest	$332,189	$281,322

Invested Capital	March 31, 2019	March 31, 2018
Short-term debt	$110	$1,981
Long-term debt, less current portion	705,725	700,869
Total debt	705,835	702,850
Total equity	864,665	980,672
Invested capital	$1,570,500	$1,683,522
Return on invested capital	21.2%	16.7%

(1)	Includes the net tax impact of Special items recorded during the respective periods, including net charges of $31,116 related to the U.S. Tax Act in the twelve months ended March 31, 2018.
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

Debt
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 15 years, respectively.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as political unrest, acts of terror and natural disasters, on the Company or its customers, suppliers and the economy in general.  For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2018.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company implemented ASU 2016-02, Leases ("Topic 824"). The adoption of Topic 842 resulted in changes to processes and control activities related to lease accounting, including the implementation of a supporting information technology application.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of March 31, 2019, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,288 plaintiffs, which is a net decrease of 48 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,032 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 893 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2019 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - 31, 2019	309,211		$81.26	309,211	5,868,013
February 1 - 28, 2019	236,200	(1)	87.94	208,454	5,659,559
March 1 - 31, 2019	348,746	(1)	85.12	328,329	5,331,230
Total	894,157			845,994

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 49.7 million shares at a total cost of $2.0 billion for a weighted average cost of $39.30 per share through March 31, 2019.

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

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Gabriel Bruno
Gabriel Bruno
Executive Vice President, Finance
(principal accounting officer)
April 26, 2019