Form 10-Q
period 2019-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2019-07-26
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, without par value	LECO	The NASDAQ Stock Market LLC

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2019 was 61,779,153.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24
Item 3. Quantitative and Qualitative Disclosures About Market Risk		34
Item 4. Controls and Procedures		34

PART II. OTHER INFORMATION		35
Item 1. Legal Proceedings		35
Item 1A. Risk Factors		35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		35
Item 4. Mine Safety Disclosures		36
Item 6. Exhibits		36
Signatures		37
EX-10.1	Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2019, effective July 1, 2019 (filed herewith).
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales (Note 2)	$777,008	$790,052	$1,536,182	$1,547,748
Cost of goods sold	507,127	519,936	1,007,880	1,021,078
Gross profit	269,881	270,116	528,302	526,670
Selling, general & administrative expenses	163,388	163,940	323,796	325,131
Rationalization and asset impairment charges (Note 6)	1,307	11,542	4,842	21,717
Operating income	105,186	94,634	199,664	179,822
Interest expense, net	5,898	4,812	11,221	9,253
Other income (expense) (Note 14)	4,196	4,441	7,959	7,892
Income before income taxes	103,484	94,263	196,402	178,461
Income taxes (Note 15)	18,040	25,404	39,492	48,782
Net income including non-controlling interests	85,444	68,859	156,910	129,679
Non-controlling interests in subsidiaries’ earnings (loss)	(8)	(5)	(22)	(9)
Net income	$85,452	$68,864	$156,932	$129,688

Basic earnings per share (Note 3)	$1.37	$1.05	$2.50	$1.98
Diluted earnings per share (Note 3)	$1.36	$1.04	$2.47	$1.96
Cash dividends declared per share	$0.47	$0.39	$0.94	$0.78

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income including non-controlling interests	$85,444	$68,859	$156,910	$129,679
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(117) and $(60) in the three and six months ended June 30, 2019; $(309) and $25 in the three and six months ended June 30, 2018.	(301)	(1,232)	28	(377)
Defined benefit pension plan activity, net of tax of $(90) and $137 in the three and six months ended June 30, 2019; $218 and $649 in the three and six months ended June 30, 2018.	1,091	721	1,878	2,008
Currency translation adjustment	4,849	(50,342)	9,985	(30,955)
Other comprehensive income (loss):	5,639	(50,853)	11,891	(29,324)
Comprehensive income	91,083	18,006	168,801	100,355
Comprehensive income (loss) attributable to non-controlling interests	(43)	(95)	(20)	(40)
Comprehensive income attributable to shareholders	$91,126	$18,101	$168,821	$100,395

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2019	December 31, 2018
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$189,861	$358,849
Accounts receivable (less allowance for doubtful accounts of $12,678 in 2019; $12,827 in 2018)	428,353	396,885
Inventories (Note 9)	397,752	361,829
Other current assets	111,897	120,236
Total Current Assets	1,127,863	1,237,799
Property, plant and equipment (less accumulated depreciation of $800,287 in 2019; $778,817 in 2018)	512,364	478,801
Goodwill	323,016	281,294
Other assets	431,090	351,931
TOTAL ASSETS	$2,394,333	$2,349,825

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$30,110	$111
Trade accounts payable	254,814	268,600
Accrued employee compensation and benefits	115,891	94,202
Other current liabilities	170,196	175,269
Total Current Liabilities	571,011	538,182
Long-term debt, less current portion (Note 12)	710,458	702,549
Other liabilities	266,806	221,502
Total Liabilities	1,548,275	1,462,233
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	368,919	360,308
Retained earnings	2,661,720	2,564,440
Accumulated other comprehensive loss	(281,850)	(293,739)
Treasury shares	(1,913,219)	(1,753,925)
Total Shareholders’ Equity	845,428	886,942
Non-controlling interests	630	650
Total Equity	846,058	887,592
TOTAL LIABILITIES AND TOTAL EQUITY	$2,394,333	$2,349,825

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2018	63,546	$9,858	$360,308	$2,564,440	$(293,739)	$(1,753,925)	$650	$887,592
Net income				71,480			(14)	71,466
Unrecognized amounts from defined benefit pension plans, net of tax					787			787
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					329			329
Currency translation adjustment					5,099		37	5,136
Cash dividends declared – $0.47 per share				(29,847)				(29,847)
Stock-based compensation activity	148		3,302			1,484		4,786
Purchase of shares for treasury	(894)					(75,584)		(75,584)
Other			808	(808)				—
Balance at March 31, 2019	62,800	$9,858	$364,418	$2,605,265	$(287,524)	$(1,828,025)	$673	$864,665
Net income				85,452			(8)	85,444
Unrecognized amounts from defined benefit pension plans, net of tax					1,091			1,091
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(301)			(301)
Currency translation adjustment					4,884		(35)	4,849
Cash dividends declared – $0.47 per share				(29,279)				(29,279)
Stock-based compensation activity	13		4,783			136		4,919
Purchase of shares for treasury	(1,034)					(85,330)		(85,330)
Other			(282)	282				—
Balance at June 30, 2019	61,779	$9,858	$368,919	$2,661,720	$(281,850)	$(1,913,219)	$630	$846,058

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2017	65,663	$9,858	$334,309	$2,388,219	$(247,186)	$(1,553,563)	$816	$932,453
Net income				60,824			(4)	60,820
Unrecognized amounts from defined benefit pension plans, net of tax					1,287			1,287
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					855			855
Currency translation adjustment					19,328		59	19,387
Cash dividends declared – $0.39 per share				(25,787)				(25,787)
Stock-based compensation activity	55		5,819			562		6,381
Purchase of shares for treasury	(159)					(14,724)		(14,724)
Other			5,483	(5,483)				—
Balance at March 31, 2018	65,559	$9,858	$345,611	$2,417,773	$(225,716)	$(1,567,725)	$871	$980,672
Net income				68,864			(5)	68,859
Unrecognized amounts from defined benefit pension plans, net of tax					721			721
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(1,232)			(1,232)
Currency translation adjustment					(50,252)		(90)	(50,342)
Cash dividends declared – $0.39 per share				(25,701)				(25,701)
Stock-based compensation activity	15		6,215			(176)		6,039
Purchase of shares for treasury	(402)					(35,508)		(35,508)
Other			(194)	194				—
Balance at June 30, 2018	65,172	$9,858	$351,632	$2,461,130	$(276,479)	$(1,603,409)	$776	$943,508

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$156,932	$129,688
Non-controlling interests in subsidiaries’ loss	(22)	(9)
Net income including non-controlling interests	156,910	129,679
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	1,069	626
Depreciation and amortization	39,252	36,323
Equity earnings in affiliates, net	(1,217)	(1,377)
Deferred income taxes	2,674	4,969
Stock-based compensation	8,745	9,821
Other, net	(5,700)	(8,142)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(21,271)	(39,907)
Increase in inventories	(27,767)	(27,899)
Decrease (increase) in other current assets	11,135	(13,839)
(Decrease) increase in trade accounts payable	(15,469)	4,861
Increase in other current liabilities	2,812	26,223
Net change in other assets and liabilities	812	2,220
NET CASH PROVIDED BY OPERATING ACTIVITIES	151,985	123,558

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(36,513)	(31,383)
Acquisition of businesses, net of cash acquired	(107,843)	6,591
Proceeds from sale of property, plant and equipment	8,712	227
Purchase of marketable securities	—	(218,667)
Proceeds from marketable securities	—	258,733
Other investing activities	2,000	—
NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES	(133,644)	15,501

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	29,982	216
Payments on long-term borrowings	(5)	(6)
Proceeds from exercise of stock options	960	2,599
Purchase of shares for treasury (Note 8)	(160,914)	(50,232)
Cash dividends paid to shareholders	(60,101)	(51,250)
NET CASH USED BY FINANCING ACTIVITIES	(190,078)	(98,673)

Effect of exchange rate changes on Cash and cash equivalents	2,749	(9,993)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(168,988)	30,393

Cash and cash equivalents at beginning of period	358,849	326,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,861	$357,094
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
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

ASU No. 2016-02, Leases (Topic 842), issued February 2016
ASU 2016-02 ("Topic 842") aims to increase transparency and comparability among organizations by recognizing a right-of-use asset and lease liability on the balance sheet for all leases with a lease term greater than twelve months. Topic 842 also requires the disclosure of key information about leasing agreements. The Company adopted Topic 842 using the modified retrospective transition option of applying the new standard at the adoption date. The Company also elected the package of practical expedients, which among other things, allows it to not reassess the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842. Refer to Note 10 to the consolidated financial statements for further details.

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

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), issued June 2016.
ASU 2016-13 requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The ASU is effective January 1, 2020 and early adoption is permitted.

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consumables	$444,850	$461,040	$887,808	$902,931
Equipment	332,158	329,012	648,374	644,817
Net sales	$777,008	$790,052	$1,536,182	$1,547,748

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
At June 30, 2019, the Company recorded $20,730 related to advance customer payments and $8,752 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2018, the balances related to advance customer payments and billings in excess of revenue recognized were $17,023 and $17,013, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2019 and December 31, 2018, $32,705 and $25,032, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$85,452	$68,864	$156,932	$129,688
Denominator (shares in 000's):
Basic weighted average shares outstanding	62,305	65,337	62,733	65,458
Effect of dilutive securities - Stock options and awards	665	784	686	799
Diluted weighted average shares outstanding	62,970	66,121	63,419	66,257
Basic earnings per share	$1.37	$1.05	$2.50	$1.98
Diluted earnings per share	$1.36	$1.04	$2.47	$1.96

For the three months ended June 30, 2019 and 2018, common shares subject to equity-based awards of 548,049 and 346,168, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2019 and 2018, common shares subject to equity-based awards of 346,168 and 303,207, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS
During July 2019, the Company acquired the controlling stake of Kaynak Tekniği Sanayi ve Ticaret A.Ş. (“Askaynak”). Askaynak is a supplier and manufacturer of welding consumables, arc welding equipment, including plasma and oxy-fuel cutting equipment, and robotic welding systems located in Turkey. The acquisition advances the Company's regional growth strategy in Europe, the Middle East and Africa.
During April 2019, the Company acquired Baker Industries, Inc. ("Baker"). Baker, based in Detroit, Michigan, is a provider of custom tooling, parts and fixtures primarily serving automotive and aerospace markets. The acquisition compliments the Company's automation portfolio and its metal additive manufacturing service business.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended June 30, 2019
Net sales	$476,607	$212,306	$88,095	$—	$777,008
Inter-segment sales	34,811	4,188	2,113	(41,112)	—
Total	$511,418	$216,494	$90,208	$(41,112)	$777,008

Adjusted EBIT	$84,851	$15,178	$13,488	$(3,969)	$109,548
Special items charge (gain) (1)	1,779	(2,627)	—	1,014	166
EBIT	$83,072	$17,805	$13,488	$(4,983)	$109,382
Interest income					592
Interest expense					(6,490)
Income before income taxes					$103,484
Three Months Ended June 30, 2018
Net sales	$462,515	$243,373	$84,164	$—	$790,052
Inter-segment sales	31,240	5,497	2,003	(38,740)	—
Total	$493,755	$248,870	$86,167	$(38,740)	$790,052

Adjusted EBIT	$88,158	$16,276	$10,157	$(3,186)	$111,405
Special items charge (gain) (2)	—	11,542	—	788	12,330
EBIT	$88,158	$4,734	$10,157	$(3,974)	$99,075
Interest income					1,808
Interest expense					(6,620)
Income before income taxes					$94,263
Six Months Ended June 30, 2019
Net sales	$934,326	$430,392	$171,464	$—	$1,536,182
Inter-segment sales	64,199	8,397	3,980	(76,576)	—
Total	$998,525	$438,789	$175,444	$(76,576)	$1,536,182

Adjusted EBIT	$166,603	$28,515	$24,007	$(7,011)	$212,114
Special items charge (gain) (1)	3,115	(428)	—	1,804	4,491
EBIT	$163,488	$28,943	$24,007	$(8,815)	$207,623
Interest income					1,556
Interest expense					(12,777)
Income before income taxes					$196,402
Six Months Ended June 30, 2018
Net sales	$897,287	$490,693	$159,768	$—	$1,547,748
Inter-segment sales	57,826	10,006	3,910	(71,742)	—
Total	$955,113	$500,699	$163,678	$(71,742)	$1,547,748

Adjusted EBIT	$165,597	$31,249	$19,382	$(3,344)	$212,884
Special items charge (gain) (2)	758	21,717	—	2,695	25,170
EBIT	$164,839	$9,532	$19,382	$(6,039)	$187,714
Interest income					3,280
Interest expense					(12,533)
Income before income taxes					$178,461

(1)
In the three months ended June 30, 2019, special items reflect Rationalization and asset impairment charges of $380 in Americas Welding and $927 in International Welding, amortization of step up in value of acquired inventories of $1,399

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

in Americas Welding, gains on disposal of assets of $3,554 in International Welding and transaction and integration costs of $1,014 in Corporate / Eliminations related to the Air Liquide Welding acquisition. In the six months ended June 30, 2019, special items reflect Rationalization and asset impairment charges of $1,716 in Americas Welding and $3,126 in International Welding, amortization of step up in value of acquired inventories of $1,399 in Americas Welding, gains on disposals of assets of $3,554 in International Welding and transaction and integration costs of $1,804 in Corporate / Eliminations related to the Air Liquide Welding acquisition.

(2)
In the three months ended June 30, 2018, special items reflect rationalization and asset impairment charges of $11,542 in International Welding and transaction and integration costs of $788 in Corporate / Eliminations related to the Air Liquide Welding acquisition. In the six months ended June 30, 2018, special items reflect pension settlement charges of $758 in Americas Welding, Rationalization and asset impairment charges of $21,717 in International Welding and transaction and integration costs of $2,695 in Corporate / Eliminations related to the Air Liquide Welding acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment net charges of $4,842 in the six months ended June 30, 2019. The 2019 charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets.
During 2019, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At June 30, 2019, liabilities of $1,583 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At June 30, 2019, liabilities of $1,553 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.
The following table summarizes the activity related to rationalization liabilities:

Six Months Ended June 30, 2019
Balance, December 31, 2018	$11,192
Payments and other adjustments	(10,769)
Charged to expense	3,773
Balance, June 30, 2019	$4,196

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2019	$2,023		$(81,262)		$(208,285)		$(287,524)
Other comprehensive income (loss) before reclassification	107		—		4,884	[3]	4,991
Amounts reclassified from AOCI	(408)	[1]	1,091	[2]	—		683
Net current-period other comprehensive income (loss)	(301)		1,091		4,884		5,674
Balance at June 30, 2019	$1,722		$(80,171)		$(203,401)		$(281,850)

	Three Months Ended June 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2018	$1,730		$(83,990)		$(143,456)		$(225,716)
Other comprehensive income (loss) before reclassification	(1,241)		—		(50,252)	[3]	(51,493)
Amounts reclassified from AOCI	9	[1]	721	[2]	—		730
Net current-period other comprehensive income (loss)	(1,232)		721		(50,252)		(50,763)
Balance at June 30, 2018	$498		$(83,269)		$(193,708)		$(276,479)

(1)
During the 2019 period, this AOCI reclassification is a component of Net sales of $286 (net of tax of $101) and Cost of goods sold of $(122) (net of tax of $(30)); during the 2018 period, the reclassification is a component of Net sales of $(23) (net of tax of $(14)) and Cost of goods sold of $(14) (net of tax of $(6)). See Note 16 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $(90) and $218 during the three months ended June 30, 2019 and 2018, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(35) and $(90) attributable to Non-controlling interests in the three months ended June 30, 2019 and 2018, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	789		—		9,983	[3]	10,772
Amounts reclassified from AOCI	(761)	[1]	1,878	[2]	—		1,117
Net current-period other comprehensive income (loss)	28		1,878		9,983		11,889
Balance at June 30, 2019	$1,722		$(80,171)		$(203,401)		$(281,850)

	Six Months Ended June 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	(231)		—		(30,924)	[3]	(31,155)
Amounts reclassified from AOCI	(146)	[1]	2,008	[2]	—		1,862
Net current-period other comprehensive income (loss)	(377)		2,008		(30,924)		(29,293)
Balance at June 30, 2018	$498		$(83,269)		$(193,708)		$(276,479)

(1)
During the 2019 period, this AOCI reclassification is a component of Net sales of $572 (net of tax of $203) and Cost of goods sold of $(189) (net of tax of $(60)); during the 2018 period, the reclassification is a component of Net sales of $112 (net of tax of $(6)) and Cost of goods sold of $(34) (net of tax of $(19)). See Note 16 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $137 and $649 during the six months ended June 30, 2019 and 2018, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $2 and $(31) attributable to Non-controlling interests in the six months ended June 30, 2019 and 2018, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up 55 million shares of the Company's common shares. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors.  During the three months ended June 30, 2019, the Company purchased a total of 1.0 million shares at an average cost per share of $82.51. During the six months ended June 30, 2019, the Company purchased a total of 1.9 million shares at an average cost per share of $83.33. As of June 30, 2019, there remained 4.3 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES
Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2019	December 31, 2018
Raw materials	$99,219	$103,820
Work-in-process	70,066	53,950
Finished goods	228,467	204,059
Total	$397,752	$361,829

At June 30, 2019 and December 31, 2018, approximately 36% and 37%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $78,760 and $79,626 at June 30, 2019 and December 31, 2018, respectively.

NOTE 10 — LEASES
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition option. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities for the Company's operating leases. The table below summarizes the right-of-use assets and lease liabilities in the Company's Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	June 30, 2019
Right-of-use assets	Other assets	$58,363

Current liabilities	Other current liabilities	$14,362
Noncurrent liabilities	Other liabilities	44,326
Total lease liabilities		$58,688

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
The Company has operating leases for sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Some of these leases are noncancelable. Variable or short term lease costs contained within the Company’s operating leases are not material. Most leases include one or more options to renew, which can extend the lease term from 1 year to 11 years or more. The exercise of lease renewal options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Consolidated Balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company's Consolidated Statements of Income, was $6,546 and $12,435 in the three and six months ended June 30, 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 respectively was $4,549 and $9,233 and is included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the three and six months ended June 30, 2019 were $9,717 and $14,673, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2019
2019	$8,330
2020	14,777
2021	11,441
2022	8,760
2023	7,128
After 2023	16,632
Total lease payments	$67,068
Less: Imputed interest	(8,380)
Operating lease liabilities	$58,688

As of June 30, 2019, the weighted average remaining lease term is 6.4 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Six Months Ended June 30,
	2019	2018
Balance at beginning of year	$19,778	$22,029
Accruals for warranties	5,121	4,818
Settlements	(5,720)	(5,127)
Foreign currency translation and other adjustments	33	(169)
Balance at June 30	$19,212	$21,551

NOTE 12 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2019, the Company was in compliance with all of its covenants and had $30,000 of outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 15 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2019, the Company was in compliance with all of its debt covenants relating to the Notes.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes.  As of June 30, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$35	$701	$35	$832	$70	$1,429	$70	$1,683
Interest cost	4,653	922	4,493	937	9,306	1,858	8,987	1,907
Expected return on plan assets	(6,245)	(1,106)	(6,915)	(1,266)	(12,490)	(2,230)	(13,831)	(2,540)
Amortization of prior service cost	—	15	—	—	—	31	—	1
Amortization of net loss	414	572	384	555	827	1,157	768	1,130
Settlement charges (1)	—	—	—	—	—	—	758	—
Defined benefit plans	(1,143)	1,104	(2,003)	1,058	(2,287)	2,245	(3,248)	2,181
Multi-employer plans	—	243	—	234	—	490	—	461
Defined contribution plans	5,791	424	5,610	1,036	11,699	923	11,504	1,865
Total pension cost	$4,648	$1,771	$3,607	$2,328	$9,412	$3,658	$8,256	$4,507

(1) Pension settlement charges resulting from lump sum pension payments in the six months ended June 30, 2018.
The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company's Consolidated Statements of Income.

NOTE 14 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity earnings in affiliates	$1,790	$1,559	$2,796	$2,759
Other components of net periodic pension (cost) income (1)	775	1,812	1,541	2,820
Other income	1,631	1,070	3,622	2,313
Total Other income (expense)	$4,196	$4,441	$7,959	$7,892
(1) Includes pension settlement charges in the six months ended June 30, 2018 of $758. Refer to Note 13 to the consolidated financial statements for details.

NOTE 15 — INCOME TAXES
The Company recognized $39,492 of tax expense on pretax income of $196,402, resulting in an effective income tax rate of 20.1% for the six months ended June 30, 2019.  The effective income tax rate was 27.3% for the six months ended June 30, 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The decrease in the effective tax rate for the six months ended June 30, 2019, as compared with the same period in 2018, was primarily due to income tax benefits for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in 2019, rationalization charges in regions with low or no tax benefit recorded in 2018 and adjustments and incremental tax expense recorded in 2018 related to the U.S. Tax Act.
As of June 30, 2019, the Company had $26,157 of unrecognized tax benefits.  If recognized, approximately $22,597 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $5,379 in previously unrecognized tax benefits by the end of the second quarter 2020.

NOTE 16 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the six months ended June 30, 2019 and 2018.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2019.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $66,873 at June 30, 2019 and $45,909 at December 31, 2018.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At June 30, 2019, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $125,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 1.8%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net Investment Hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at June 30, 2019 and December 31, 2018.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $335,048 and $328,534 at June 30, 2019 and December 31, 2018, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2019				December 31, 2018
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$676	$514	$—	$—	$647	$404	$—	$—
Interest rate swap agreements	—	—	2,682	1,584	—	—	302	7,033
Not designated as hedging instruments:
Foreign exchange contracts	5,471	558	—	—	6,375	829	—	—
Total derivatives	$6,147	$1,072	$2,682	$1,584	$7,022	$1,233	$302	$7,033

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2019	2018	2019	2018
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$1,010	$(4,406)	$6,417	$4,249

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2019	December 31, 2018
Foreign exchange contracts	$201	$173
Net investment contracts	1,521	1,521
The Company expects a gain of $201 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2019	2018	2019	2018
Foreign exchange contracts	Sales	$387	$(37)	$775	$106
	Cost of goods sold	152	20	249	53

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE
The following table provides a summary of assets and liabilities as of June 30, 2019, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$6,147	$—	$6,147	$—
Interest rate swap agreements	2,682	—	2,682	—
Total assets	$8,829	$—	$8,829	$—

Liabilities:
Foreign exchange contracts	1,072	—	1,072	—
Interest rate swap agreements	1,584	—	1,584	—
Contingent consideration	850	—	—	850
Deferred compensation	28,272	—	28,272	—
Total liabilities	$31,778	$—	$30,928	$850
The following table provides a summary of assets and liabilities as of December 31, 2018, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$7,022	$—	$7,022	$—
Interest rate swap agreements	302	—	302	—
Total assets	$7,324	$—	$7,324	$—

Liabilities:
Foreign exchange contracts	$1,233	$—	$1,233	$—
Interest rate swap agreements	7,033	—	7,033	—
Contingent considerations	2,100	—	—	2,100
Deferred compensation	26,524	—	26,524	—
Total liabilities	$36,890	$—	$34,790	$2,100

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets. During the six months ended June 30, 2019, there were no transfers between Levels 1, 2 or 3.
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
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30,

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

2019 and December 31, 2018.  The fair value of long-term debt at June 30, 2019 and December 31, 2018, including the current portion, was approximately $704,319 and $649,714, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $710,568 and $702,660, respectively.  Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.
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
General
The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  Welding products include arc welding power sources, computer numerical control and plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, automation components, fume extraction equipment, consumable electrodes, fluxes, welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended June 30,
	2019		2018		Favorable (Unfavorable) 2019 vs. 2018
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$777,008		$790,052		$(13,044)	(1.7%)
Cost of goods sold	507,127		519,936		12,809	2.5%
Gross profit	269,881	34.7%	270,116	34.2%	(235)	(0.1%)
Selling, general & administrative expenses	163,388	21.0%	163,940	20.8%	552	0.3%
Rationalization and asset impairment charges	1,307	0.2%	11,542	1.5%	10,235	88.7%
Operating income	105,186	13.5%	94,634	12.0%	10,552	11.2%
Interest expense, net	5,898		4,812		(1,086)	(22.6%)
Other income (expense)	4,196		4,441		(245)	(5.5%)
Income before income taxes	103,484	13.3%	94,263	11.9%	9,221	9.8%
Income taxes	18,040		25,404		7,364	29.0%
Effective tax rate	17.4%		27.0%		9.6%
Net income including non-controlling interests	85,444		68,859		16,585	24.1%
Non-controlling interests in subsidiaries’ loss	(8)		(5)		(3)	(60.0%)
Net income	$85,452	11.0%	$68,864	8.7%	$16,588	24.1%
Diluted earnings per share	$1.36		$1.04		$0.32	30.8%

	Six Months Ended June 30,
	2019		2018		Favorable (Unfavorable) 2019 vs. 2018
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,536,182		$1,547,748		$(11,566)	(0.7%)
Cost of goods sold	1,007,880		1,021,078		13,198	1.3%
Gross profit	528,302	34.4%	526,670	34.0%	1,632	0.3%
Selling, general & administrative expenses	323,796	21.1%	325,131	21.0%	1,335	0.4%
Rationalization and asset impairment charges	4,842	0.3%	21,717	1.4%	16,875	77.7%
Operating income	199,664	13.0%	179,822	11.6%	19,842	11.0%
Interest expense, net	11,221		9,253		(1,968)	(21.3%)
Other income (expense)	7,959		7,892		67	0.8%
Income before income taxes	196,402	12.8%	178,461	11.5%	17,941	10.1%
Income taxes	39,492		48,782		9,290	19.0%
Effective tax rate	20.1%		27.3%		7.2%
Net income including non-controlling interests	156,910		129,679		27,231	21.0%
Non-controlling interests in subsidiaries’ loss	(22)		(9)		(13)	(144.4%)
Net income	$156,932	10.2%	$129,688	8.4%	$27,244	21.0%
Diluted earnings per share	$2.47		$1.96		$0.51	26.0%

Net Sales:
The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and six months ended June 30, 2019 on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales 2018	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2019
Lincoln Electric Holdings, Inc.	$790,052	$(40,723)	$27,168	$13,801	$(13,290)	$777,008
% Change
Lincoln Electric Holdings, Inc.		(5.2%)	3.4%	1.7%	(1.7%)	(1.7%)

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales 2018	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2019
Lincoln Electric Holdings, Inc.	$1,547,748	$(68,074)	$45,662	$48,154	$(37,308)	$1,536,182
% Change
Lincoln Electric Holdings, Inc.		(4.4%)	3.0%	3.1%	(2.4%)	(0.7%)
Net sales were flat in the three and six months ended June 30, 2019 primarily as a result of acquisitions, offset by lower organic sales and unfavorable foreign exchange. The increase in Net sales from acquisitions was driven by the acquisitions of Coldwater, Pro Systems, Inovatech and Baker within Americas Welding and Worthington within The Harris Products Group.
Gross Profit:
Gross profit for the three and six months ended June 30, 2019 increased, as a percent of sales, compared to the prior year due to price management and segment mix. The three and six months ended June 30, 2019 includes a last-in, first-out ("LIFO") credit of $886 and $865, respectively, as compared to a LIFO charge of $5,261 and $6,173, respectively, in the three and six months ended June 30, 2018.
Selling, General & Administrative ("SG&A") Expenses:
The decrease in SG&A expenses for the three and six months ended June 30, 2019 as compared to June 30, 2018 is due to favorable foreign exchange and lower compensation costs, partially offset by higher expense from acquisitions.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $1,307, $937 after-tax, and $4,842, $3,751 after-tax, in the three and six months ended June 30, 2019, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets. The Company recorded net charges of $11,542, $10,362 after-tax, and $21,717, $18,232 after-tax, in the three and six months ended June 30, 2018, respectively, primarily related to employee severance and asset impairment charges.
Interest Expense, Net:
The increase in Interest expense, net for the three and six months ended June 30, 2019 as compared to June 30, 2018 was due to lower interest income on marketable securities.
Income Taxes:
The effective tax rate was lower for the three and six months ended June 30, 2019 as compared to June 30, 2018 primarily due to income tax benefits for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in 2019, rationalization charges in regions with low or no tax benefit recorded in 2018 and adjustments and incremental tax expense recorded in 2018 related to the U.S. Tax Cuts and Job Act (the "U.S. Tax Act").
Net Income:
The increase in Net income for the three and six months ended June 30, 2019 as compared to June 30, 2018 was primarily due to a lower effective tax rate and lower rationalization and asset impairment charges.

Segment Results
Net Sales:  The table below summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and six months ended June 30, 2019:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales 2018	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2019
Operating Segments
Americas Welding	$462,515	$(16,756)	$21,512	$11,599	$(2,263)	$476,607
International Welding	243,373	(23,550)	—	2,837	(10,354)	212,306
The Harris Products Group	84,164	(417)	5,656	(635)	(673)	88,095
% Change
Americas Welding		(3.6%)	4.7%	2.5%	(0.5%)	3.0%
International Welding		(9.7%)	—	1.2%	(4.3%)	(12.8%)
The Harris Products Group		(0.5%)	6.7%	(0.8%)	(0.8%)	4.7%
(1) Decrease for Americas Welding due to softer demand associated with the current economic environment. Decrease for International Welding due to integration activities and softer demand in the European and Asian markets. Decrease for The Harris Products Group driven primarily by lower demand in the retail sector.
(2) Increase due to the acquisition of Coldwater, Pro Systems, Inovatech and Baker within Americas Welding and Worthington within The Harris Products Group. Refer to Note 4 to the consolidated financial statements for details.
(3) Increase for Americas Welding and International Welding segments due to increased product pricing as a result of higher input costs.

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales 2018	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2019
Operating Segments
Americas Welding	$897,287	$(29,151)	$34,232	$39,027	$(7,069)	$934,326
International Welding	490,693	(41,467)	—	9,312	(28,146)	430,392
The Harris Products Group	159,768	2,544	11,430	(185)	(2,093)	171,464
% Change
Americas Welding		(3.2%)	3.8%	4.3%	(0.8%)	4.1%
International Welding		(8.5%)	—	1.9%	(5.7%)	(12.3%)
The Harris Products Group		1.6%	7.2%	(0.1%)	(1.3%)	7.3%
(1) Decrease for Americas Welding due to softer demand associated with the current economic environment. Decrease for International Welding due to integration activities and softer demand in the European and Asian markets. Increase for The Harris Products Group driven primarily by higher consumables volume.
(2) Increase due to the acquisition of Coldwater, Pro Systems, Inovatech and Baker within Americas Welding and Worthington within The Harris Products Group. Refer to Note 4 to the consolidated financial statements for details.
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

	Three Months Ended June 30,		Favorable (Unfavorable) 2019 vs. 2018
	2019	2018	$	%
Americas Welding:
Net sales	$476,607	$462,515	$14,092	3.0%
Inter-segment sales	34,811	31,240	3,571	11.4%
Total Sales	$511,418	$493,755	17,663	3.6%

Adjusted EBIT (4)	$84,851	$88,158	(3,307)	(3.8%)
As a percent of total sales (1)	16.6%	17.9%		(1.3%)
International Welding:
Net sales	$212,306	$243,373	(31,067)	(12.8%)
Inter-segment sales	4,188	5,497	(1,309)	(23.8%)
Total Sales	$216,494	$248,870	(32,376)	(13.0%)

Adjusted EBIT (5)	$15,178	$16,276	(1,098)	(6.7%)
As a percent of total sales (2)	7.0%	6.5%		0.5%
The Harris Products Group:
Net sales	$88,095	$84,164	3,931	4.7%
Inter-segment sales	2,113	2,003	110	5.5%
Total Sales	$90,208	$86,167	4,041	4.7%

Adjusted EBIT	$13,488	$10,157	3,331	32.8%
As a percent of total sales (3)	15.0%	11.8%		3.2%
Corporate / Eliminations:
Inter-segment sales	$(41,112)	$(38,740)	2,372	6.1%
Adjusted EBIT (6)	(3,969)	(3,186)	783	24.6%
Consolidated:
Net sales	$777,008	$790,052	(13,044)	(1.7%)
Net income	$85,452	$68,864	16,588	24.1%
As a percent of total sales	11.0%	8.7%		2.3%

Adjusted EBIT (7)	$109,548	$111,405	(1,857)	(1.7%)
As a percent of sales	14.1%	14.1%		—

(1)	Decrease for the three months ended June 30, 2019 as compared to June 30, 2018 driven by acquisitions, lower Net sales volumes and higher compensation costs, partially offset by lower LIFO charges.

(2)	Increase for the three months ended June 30, 2019 as compared to June 30, 2018 driven by lower compensation costs, partially offset by lower Net sales volumes.

(3)	Increase for the three months ended June 30, 2019 as compared to June 30, 2018 driven by favorable sales mix associated with consumables volume increases.

(4)
The three months ended June 30, 2019 exclude Rationalization and asset impairment charges of $380, as discussed in Note 6 to the consolidated financial statements, and the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition.

(5)
The three months ended June 30, 2019 and 2018 exclude Rationalization and asset impairment charges of $927 and $11,542, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2019 also exclude gains on disposal of assets of $3,554.

(6)	The three months ended June 30, 2019 and 2018 exclude acquisition transaction and integration costs of $1,014 and $788, respectively, related to the Air Liquide Welding acquisition.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
The following table presents Adjusted EBIT by segment:

	Six Months Ended June 30,		Favorable (Unfavorable) 2019 vs. 2018
	2019	2018	$	%
Americas Welding:
Net sales	$934,326	$897,287	$37,039	4.1%
Inter-segment sales	64,199	57,826	6,373	11.0%
Total Sales	$998,525	$955,113	43,412	4.5%

Adjusted EBIT (4)	$166,603	$165,597	1,006	0.6%
As a percent of total sales (1)	16.7%	17.3%		(0.6%)
International Welding:
Net sales	$430,392	$490,693	(60,301)	(12.3%)
Inter-segment sales	8,397	10,006	(1,609)	(16.1%)
Total Sales	$438,789	$500,699	(61,910)	(12.4%)

Adjusted EBIT (5)	$28,515	$31,249	(2,734)	(8.7%)
As a percent of total sales (2)	6.5%	6.2%		0.3%
The Harris Products Group:
Net sales	$171,464	$159,768	11,696	7.3%
Inter-segment sales	3,980	3,910	70	1.8%
Total Sales	$175,444	$163,678	11,766	7.2%

Adjusted EBIT	$24,007	$19,382	4,625	23.9%
As a percent of total sales (3)	13.7%	11.8%		1.9%
Corporate / Eliminations:
Inter-segment sales	$(76,576)	$(71,742)	4,834	6.7%
Adjusted EBIT (6)	(7,011)	(3,344)	3,667	109.7%
Consolidated:
Net sales	$1,536,182	$1,547,748	(11,566)	(0.7%)
Net income	$156,932	$129,688	27,244	21.0%
As a percent of total sales	10.2%	8.4%		1.8%

Adjusted EBIT (7)	$212,114	$212,884	(770)	(0.4%)
As a percent of sales	13.8%	13.8%		—

(1)	Decrease for the six months ended June 30, 2019 as compared to June 30, 2018 driven by acquisitions, lower Net sales volumes and higher compensation costs, partially offset by lower LIFO charges.

(2)	Increase for the six months ended June 30, 2019 as compared to June 30, 2018 driven by lower compensation costs, partially offset by lower Net sales volumes.

(3)	Increase for the six months ended June 30, 2019 as compared to June 30, 2018 driven by favorable sales mix associated with consumables volume increases.

(4)
The six months ended June 30, 2019 exclude Rationalization and asset impairment charges of $1,716, as discussed in Note 6 to the consolidated financial statements, and the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition. The six months ended June 30, 2018 exclude pension settlement charges of $758 related to lump sum pension payments as discussed in Note 13 to the consolidated financial statements.

(5)
The six months ended June 30, 2019 and 2018 exclude Rationalization and asset impairment charges of $3,126 and $21,717, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2019 also exclude gains on disposal of assets of $3,554.

(6)	The six months ended June 30, 2019 and 2018 exclude acquisition transaction and integration costs of $1,804 and $2,695, respectively, related to the Air Liquide Welding acquisition.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share and Return on invested capital, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.
The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income as reported	$105,186	$94,634	$199,664	$179,822
Special items (pre-tax):
Rationalization and asset impairment charges (1)	1,307	11,542	4,842	21,717
Acquisition transaction and integration costs (2)	1,014	788	1,804	2,695
Amortization of step up in value of acquired inventories (3)	1,399	—	1,399	—
Gains on asset disposals (4)	(3,045)	—	(3,045)	—
Adjusted operating income	$105,861	$106,964	$204,664	$204,234

Net income as reported	$85,452	$68,864	$156,932	$129,688
Special items:
Rationalization and asset impairment charges (1)	1,307	11,542	4,842	21,717
Acquisition transaction and integration costs (2)	1,014	788	1,804	2,695
Pension settlement charges (5)	—	—	—	758
Amortization of step up in value of acquired inventories (3)	1,399	—	1,399	—
Gains on asset disposals (4)	(3,554)	—	(3,554)	—
Tax effect of Special items (6)	(4,751)	(784)	(5,564)	(1,165)
Adjusted net income	80,867	80,410	155,859	153,693
Non-controlling interests in subsidiaries’ earnings (loss)	(8)	(5)	(22)	(9)
Interest expense, net	5,898	4,812	11,221	9,253
Income taxes as reported	18,040	25,404	39,492	48,782
Tax effect of Special items (6)	4,751	784	5,564	1,165
Adjusted EBIT	$109,548	$111,405	$212,114	$212,884
Effective tax rate as reported	17.4%	27.0%	20.1%	27.3%
Net special item tax impact	4.6%	(2.4%)	2.3%	(2.8%)
Adjusted effective tax rate	22.0%	24.6%	22.4%	24.5%

Diluted earnings per share as reported	$1.36	$1.04	$2.47	$1.96
Special items per share	(0.08)	0.18	(0.01)	0.36
Adjusted diluted earnings per share	$1.28	$1.22	$2.46	$2.32
(1) Charges primarily related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.

(2) Costs related to the Air Liquide Welding acquisition and are included in Selling, general & administrative expenses.
(3) Charges related to the acquisition of Baker and are included in Cost of goods sold.
(4) Gains primarily included in Cost of goods sold.
(5) Pension settlement charges related to lump sum pension payments as discussed in Note 13 to the consolidated financial statements and are included in Other income (expense).
(6) Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the three and six months ended June 30, 2019.
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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2019	2018	$ Change
Cash provided by operating activities (1)	$151,985	$123,558	$28,427
Cash (used by) provided by investing activities (2)	(133,644)	15,501	(149,145)
Capital expenditures	(36,513)	(31,383)	(5,130)
Acquisition of businesses, net of cash acquired	(107,843)	6,591	(114,434)
Proceeds from marketable securities, net of purchases	—	40,066	(40,066)
Cash used by financing activities (3)	(190,078)	(98,673)	(91,405)
Purchase of shares for treasury	(160,914)	(50,232)	(110,682)
Cash dividends paid to shareholders	(60,101)	(51,250)	(8,851)
(Decrease) increase in Cash and cash equivalents (4)	(168,988)	30,393
(1) Cash provided by operating activities increased for the six months ended June 30, 2019, compared with the six months ended June 30, 2018 primarily due to improved Company performance and cash flows from tax payments and receipts.
(2) Cash used by investing activities increased for the six months ended June 30, 2019, compared with the six months ended June 30, 2018 predominantly due to cash used in the acquisition of businesses in 2019 and net proceeds from marketable securities in 2018. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2019.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the six months ended June 30, 2019, compared with the six months ended June 30, 2018 due to higher purchases of common shares for treasury.
(4) Cash and cash equivalents decreased 47.1%, or $168,988, to $189,861 during the six months ended June 30, 2019, from $358,849 as of December 31, 2018.  This decrease was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. The decrease in Cash and cash equivalents during the six months ended June 30, 2019 compares to an increase of 9.3% during the six months ended June 30, 2018. The increase in 2018 was primarily due to cash provided by operating activities and proceeds from marketable securities, partially offset by cash dividends paid to shareholders. At June 30, 2019, $173,350 of Cash and cash equivalents was held by international subsidiaries.
The Company's total debt levels increased compared to December 31, 2018 predominately due to additional short term borrowings. Total debt to total invested capital increased to 46.7% at June 30, 2019 from 44.2% at December 31, 2018.
In July 2019, the Company paid a cash dividend of $0.47 per share, or $29,036, to shareholders of record as of June 28, 2019.
Working Capital Ratios

	June 30, 2019	December 31, 2018	June 30, 2018
Average operating working capital to net sales (1)	18.4%	16.5%	16.5%
Days sales in Inventories	98.4	95.1	91.0
Days sales in Accounts receivable	53.6	52.7	52.2
Average days in Trade accounts payable	50.6	55.5	53.4
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
ROIC for the twelve months ended June 30, 2019 and 2018 were as follows:

	Twelve Months Ended June 30,
	2019	2018
Net income	$314,310	$259,995
Rationalization and asset impairment charges	8,410	28,307
Pension settlement charges	5,928	8,908
Acquisition transaction and integration costs	3,607	9,584
Amortization of step up in value of acquired inventories	1,399	4,578
Gains on disposal of assets	(3,554)	—
Bargain purchase gain	—	(49,650)
Tax effect of Special items (1)	(11,295)	21,256
Adjusted net income	$318,805	$282,978
Plus: Interest expense, net of tax of $6,178 and $6,077 in 2019 and 2018, respectively	18,569	18,265
Less: Interest income, net of tax of $1,302 and $1,509 in 2019 and 2018, respectively	3,912	4,537
Adjusted net income before tax effected interest	$333,462	$296,706

Invested Capital	June 30, 2019	June 30, 2018
Short-term debt	$30,110	$1,889
Long-term debt, less current portion	710,458	700,194
Total debt	740,568	702,083
Total equity	846,058	943,508
Invested capital	$1,586,626	$1,645,591
Return on invested capital	21.0%	18.0%

(1)
Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the twelve months ended June 30, 2019 and net charges of $31,116 related to the U.S. Tax Act in the twelve months ended June 30, 2018.

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

Debt
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2019, the Company was in compliance with all of its covenants and had $30,000 of outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 15 years, respectively. The Notes contain certain affirmative and negative covenants. As of June 30, 2019, the Company was in compliance with all of its debt covenants relating to the Notes.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company implemented ASU 2016-02, Leases ("Topic 842"). The adoption of Topic 842 resulted in changes to processes and control activities related to lease accounting, including the implementation of a supporting information technology application.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of June 30, 2019, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,279 plaintiffs, which is a net decrease of 9 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,047 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 894 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2019 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - 30, 2019	254,018	(1)	$87.82	252,870	5,078,360
May 1 - 31, 2019	433,048	(1)	82.19	433,009	4,645,351
June 1 - 30, 2019	346,969	(1)	79.06	346,461	4,298,890
Total	1,034,035			1,032,340

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 50.7 million shares at a total cost of $2.0 billion for a weighted average cost of $40.18 per share through June 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1	Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2019, effective July 1, 2019 (filed herewith).
31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
July 26, 2019