Form 10-Q
period 2019-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2019-10-30
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of September 30, 2019 was 61,148,658.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24
Item 3. Quantitative and Qualitative Disclosures About Market Risk		35
Item 4. Controls and Procedures		35

PART II. OTHER INFORMATION		36
Item 1. Legal Proceedings		36
Item 1A. Risk Factors		36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		36
Item 4. Mine Safety Disclosures		37
Item 6. Exhibits		37
Signatures		38
EX-10.1
First Amendment, dated as of July 30, 2019, to the Note Purchase Agreement dated as of April 1, 2015, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc. and the purchasers party thereto (filed herewith).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales (Note 2)	$730,783	$737,099	$2,266,965	$2,284,847
Cost of goods sold	492,432	485,547	1,500,312	1,506,625
Gross profit	238,351	251,552	766,653	778,222
Selling, general & administrative expenses	148,312	148,129	472,108	473,260
Rationalization and asset impairment charges (Note 6)	1,495	2,636	6,337	24,353
Operating income	88,544	100,787	288,208	280,609
Interest expense, net	6,400	3,969	17,621	13,222
Other income (expense) (Note 14)	9,653	(1,074)	17,612	6,818
Income before income taxes	91,797	95,744	288,199	274,205
Income taxes (Note 15)	19,340	25,209	58,832	73,991
Net income including non-controlling interests	72,457	70,535	229,367	200,214
Non-controlling interests in subsidiaries’ earnings (loss)	(4)	(4)	(26)	(13)
Net income	$72,461	$70,539	$229,393	$200,227

Basic earnings per share (Note 3)	$1.18	$1.09	$3.68	$3.07
Diluted earnings per share (Note 3)	$1.17	$1.07	$3.64	$3.03
Cash dividends declared per share	$0.47	$0.39	$1.41	$1.17

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income including non-controlling interests	$72,457	$70,535	$229,367	$200,214
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of ($66) and ($121) in the three and nine months ended September 30, 2019; $390 and $415 in the three and nine months ended September 30, 2018.	(348)	1,416	(320)	1,039
Defined benefit pension plan activity, net of tax of $536 and $673 in the three and nine months ended September 30, 2019; $1,278 and $1,927 in the three and nine months ended September 30, 2018.	613	3,855	2,491	5,863
Currency translation adjustment	(24,025)	(467)	(14,040)	(31,422)
Other comprehensive income (loss):	(23,760)	4,804	(11,869)	(24,520)
Comprehensive income	48,697	75,339	217,498	175,694
Comprehensive income (loss) attributable to non-controlling interests	254	(65)	234	(105)
Comprehensive income attributable to shareholders	$48,443	$75,404	$217,264	$175,799

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2019	December 31, 2018
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$156,612	$358,849
Accounts receivable (less allowance for doubtful accounts of $16,893 in 2019; $12,827 in 2018)	395,355	396,885
Inventories (Note 9)	411,120	361,829
Other current assets	119,347	120,236
Total Current Assets	1,082,434	1,237,799
Property, plant and equipment (less accumulated depreciation of $803,332 in 2019; $778,817 in 2018)	523,229	478,801
Goodwill	331,311	281,294
Other assets	424,186	351,931
TOTAL ASSETS	$2,361,160	$2,349,825

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$13,293	$111
Trade accounts payable	243,837	268,600
Accrued employee compensation and benefits	133,361	94,202
Other current liabilities	181,946	175,269
Total Current Liabilities	572,437	538,182
Long-term debt, less current portion (Note 12)	713,884	702,549
Other liabilities	261,031	221,502
Total Liabilities	1,547,352	1,462,233
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	377,584	360,308
Retained earnings	2,704,486	2,564,440
Accumulated other comprehensive loss	(305,868)	(293,739)
Treasury shares	(1,973,136)	(1,753,925)
Total Shareholders’ Equity	812,924	886,942
Non-controlling interests	884	650
Total Equity	813,808	887,592
TOTAL LIABILITIES AND TOTAL EQUITY	$2,361,160	$2,349,825

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2018	63,546	$9,858	$360,308	$2,564,440	$(293,739)	$(1,753,925)	$650	$887,592
Net income				71,480			(14)	71,466
Unrecognized amounts from defined benefit pension plans, net of tax					787			787
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					329			329
Currency translation adjustment					5,099		37	5,136
Cash dividends declared – $0.47 per share				(29,847)				(29,847)
Stock-based compensation activity	148		3,302			1,484		4,786
Purchase of shares for treasury	(894)					(75,584)		(75,584)
Other			808	(808)				—
Balance at March 31, 2019	62,800	$9,858	$364,418	$2,605,265	$(287,524)	$(1,828,025)	$673	$864,665
Net income				85,452			(8)	85,444
Unrecognized amounts from defined benefit pension plans, net of tax					1,091			1,091
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(301)			(301)
Currency translation adjustment					4,884		(35)	4,849
Cash dividends declared – $0.47 per share				(29,279)				(29,279)
Stock-based compensation activity	13		4,783			136		4,919
Purchase of shares for treasury	(1,034)					(85,330)		(85,330)
Other			(282)	282				—
Balance at June 30, 2019	61,779	$9,858	$368,919	$2,661,720	$(281,850)	$(1,913,219)	$630	$846,058
Net income				72,461			(4)	72,457
Unrecognized amounts from defined benefit pension plans, net of tax					613			613
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					(348)			(348)
Currency translation adjustment					(24,283)		258	(24,025)
Cash dividends declared – $0.47 per share				(28,931)				(28,931)
Stock-based compensation activity	107		7,996			1,111		9,107
Purchase of shares for treasury	(737)					(61,028)		(61,028)
Other			669	(764)				(95)
Balance at September 30, 2019	61,149	$9,858	$377,584	$2,704,486	$(305,868)	$(1,973,136)	$884	$813,808

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2017	65,663	$9,858	$334,309	$2,388,219	$(247,186)	$(1,553,563)	$816	$932,453
Net income				60,824			(4)	60,820
Unrecognized amounts from defined benefit pension plans, net of tax					1,287			1,287
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					855			855
Currency translation adjustment					19,328		59	19,387
Cash dividends declared – $0.39 per share				(25,787)				(25,787)
Stock-based compensation activity	55		5,819			562		6,381
Purchase of shares for treasury	(159)					(14,724)		(14,724)
Other			5,483	(5,483)				—
Balance at March 31, 2018	65,559	$9,858	$345,611	$2,417,773	$(225,716)	$(1,567,725)	$871	$980,672
Net income				68,864			(5)	68,859
Unrecognized amounts from defined benefit pension plans, net of tax					721			721
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(1,232)			(1,232)
Currency translation adjustment					(50,252)		(90)	(50,342)
Cash dividends declared – $0.39 per share				(25,701)				(25,701)
Stock-based compensation activity	15		6,215			(176)		6,039
Purchase of shares for treasury	(402)					(35,508)		(35,508)
Other			(194)	194				—
Balance at June 30, 2018	65,172	$9,858	$351,632	$2,461,130	$(276,479)	$(1,603,409)	$776	$943,508
Net income				70,539			(4)	70,535
Unrecognized amounts from defined benefit pension plans, net of tax					3,855			3,855
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					1,416			1,416
Currency translation adjustment					(406)		(61)	(467)
Cash dividends declared – $0.39 per share				(25,346)				(25,346)
Stock-based compensation activity	41		5,190			422		5,612
Purchase of shares for treasury	(767)					(71,245)		(71,245)
Other			927	(927)				—
Balance at September 30, 2018	64,446	$9,858	$357,749	$2,505,396	$(271,614)	$(1,674,232)	$711	$927,868

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,393	$200,227
Non-controlling interests in subsidiaries’ loss	(26)	(13)
Net income including non-controlling interests	229,367	200,214
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (gains) (Note 6)	1,069	(1,408)
Depreciation and amortization	60,400	53,946
Equity earnings in affiliates, net	(1,266)	(1,427)
Deferred income taxes	4,045	4,444
Stock-based compensation	12,602	13,583
Gain on change in control	(7,601)	—
Other, net	(7,362)	(5,945)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	24,103	(25,492)
Increase in inventories	(36,476)	(41,533)
Decrease (increase) in other current assets	3,227	(12,081)
Decrease in trade accounts payable	(34,202)	(17,523)
Increase in other current liabilities	31,113	58,397
Net change in other assets and liabilities	1,647	4,602
NET CASH PROVIDED BY OPERATING ACTIVITIES	280,666	229,777

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(53,551)	(48,746)
Acquisition of businesses, net of cash acquired	(136,735)	6,591
Proceeds from sale of property, plant and equipment	9,491	10,585
Purchase of marketable securities	—	(268,335)
Proceeds from marketable securities	—	348,178
Other investing activities	2,000	—
NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES	(178,795)	48,273

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	2,439	(639)
Payments on long-term borrowings	(6)	(7)
Proceeds from exercise of stock options	6,210	4,448
Purchase of shares for treasury (Note 8)	(221,942)	(121,477)
Cash dividends paid to shareholders	(89,162)	(76,674)
Other financing activities	—	(2,170)
NET CASH USED BY FINANCING ACTIVITIES	(302,461)	(196,519)

Effect of exchange rate changes on Cash and cash equivalents	(1,647)	(10,032)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(202,237)	71,499

Cash and cash equivalents at beginning of period	358,849	326,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,612	$398,200
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
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

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), issued June 2016.
ASU 2016-13 modifies disclosure and measurement requirements related to credit losses. The ASU impacts various financial instruments, including but not limited to, trade receivables. Topic 326 requires that an entity estimate impairment of trade receivables based on expected losses rather than incurred losses. The ASU is effective January 1, 2020 and early adoption is permitted.

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consumables	$420,980	$426,837	$1,308,788	$1,329,768
Equipment	309,803	310,262	958,177	955,079
Net sales	$730,783	$737,099	$2,266,965	$2,284,847

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
At September 30, 2019, the Company recorded $21,544 related to advance customer payments and $12,854 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2018, the balances related to advance customer payments and billings in excess of revenue recognized were $17,023 and $17,013, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2019 and December 31, 2018, $36,568 and $25,032, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$72,461	$70,539	$229,393	$200,227
Denominator (shares in 000's):
Basic weighted average shares outstanding	61,380	64,821	62,282	65,245
Effect of dilutive securities - Stock options and awards	681	831	690	810
Diluted weighted average shares outstanding	62,061	65,652	62,972	66,055
Basic earnings per share	$1.18	$1.09	$3.68	$3.07
Diluted earnings per share	$1.17	$1.07	$3.64	$3.03

For the three months ended September 30, 2019 and 2018, common shares subject to equity-based awards of 548,049 and 346,168, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2019 and 2018, common shares subject to equity-based awards of 514,402 and 317,528, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS
During July 2019, the Company acquired the controlling stake of Kaynak Tekniği Sanayi ve Ticaret A.Ş. (“Askaynak”). Askaynak, based in Turkey, is a supplier and manufacturer of welding consumables, arc welding equipment, including plasma and oxy-fuel cutting equipment and robotic welding systems. The acquisition advances the Company's regional growth strategy in Europe, the Middle East and Africa.
During April 2019, the Company acquired Baker Industries, Inc. ("Baker"). Baker, based in Detroit, Michigan, is a provider of custom tooling, parts and fixtures primarily serving automotive and aerospace markets. The acquisition compliments the Company's automation portfolio and its metal additive manufacturing service business.
During December 2018, the Company acquired the soldering business of Worthington Industries (“Worthington”). The Worthington business, based in Winston Salem, North Carolina, broadened The Harris Products Group’s portfolio of industry-leading consumables with the addition of premium solders and fluxes.
Also during December 2018, the Company acquired Coldwater Machine Company (“Coldwater”) and Pro Systems. Coldwater, based in Coldwater, Ohio, is a flexible automation integrator and precision machining and assembly manufacturer serving diverse end markets. Pro Systems, based in Churubusco, Indiana, is an automation systems designer and integrator serving automotive, industrial, electrical and medical applications. The acquisitions accelerated growth and expand the Company’s industry-leading portfolio of automated cutting and joining solutions.
Also during December 2018, the Company acquired Inovatech Engineering Corporation (“Inovatech”). Inovatech, based in Ontario, Canada, is a manufacturer of advanced robotic plasma cutting solutions for structural steel applications. The acquisition scaled the Company's automated cutting solutions and application expertise and supports long-term growth in that market.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended September 30, 2019
Net sales	$443,521	$205,378	$81,884	$—	$730,783
Inter-segment sales	31,101	4,441	1,857	(37,399)	—
Total	$474,622	$209,819	$83,741	$(37,399)	$730,783

Adjusted EBIT	$74,110	$10,184	$11,038	$(1,632)	$93,700
Special items charge (gain) (1)	—	(4,497)	—	—	(4,497)
EBIT	$74,110	$14,681	$11,038	$(1,632)	$98,197
Interest income					491
Interest expense					(6,891)
Income before income taxes					$91,797
Three Months Ended September 30, 2018
Net sales	$454,010	$209,622	$73,467	$—	$737,099
Inter-segment sales	31,845	3,663	1,537	(37,045)	—
Total	$485,855	$213,285	$75,004	$(37,045)	$737,099

Adjusted EBIT	$89,253	$10,721	$8,676	$(1,099)	$107,551
Special items charge (gain) (2)	4,232	2,636	—	970	7,838
EBIT	$85,021	$8,085	$8,676	$(2,069)	$99,713
Interest income					1,993
Interest expense					(5,962)
Income before income taxes					$95,744
Nine Months Ended September 30, 2019
Net sales	$1,377,847	$635,770	$253,348	$—	$2,266,965
Inter-segment sales	95,300	12,838	5,837	(113,975)	—
Total	$1,473,147	$648,608	$259,185	$(113,975)	$2,266,965

Adjusted EBIT	$240,713	$38,699	$35,045	$(8,643)	$305,814
Special items charge (gain) (1)	3,115	(4,925)	—	1,804	(6)
EBIT	$237,598	$43,624	$35,045	$(10,447)	$305,820
Interest income					2,047
Interest expense					(19,668)
Income before income taxes					$288,199
Nine Months Ended September 30, 2018
Net sales	$1,351,297	$700,315	$233,235	$—	$2,284,847
Inter-segment sales	89,671	13,669	5,447	(108,787)	—
Total	$1,440,968	$713,984	$238,682	$(108,787)	$2,284,847

Adjusted EBIT	$254,850	$41,970	$28,058	$(4,443)	$320,435
Special items charge (gain) (2)	4,990	24,353	—	3,665	33,008
EBIT	$249,860	$17,617	$28,058	$(8,108)	$287,427
Interest income					5,273
Interest expense					(18,495)
Income before income taxes					$274,205

(1)
In the three months ended September 30, 2019, special items reflect Rationalization and asset impairment charges of $1,495, amortization of step up in value of acquired inventories of $1,609 related to the acquisition of Askaynak and

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

gain on change in control of $7,601 related to the acquisition of Askaynak in International Welding. In the nine months ended September 30, 2019, special items reflect Rationalization and asset impairment charges of $1,716 in Americas Welding and $4,621 in International Welding, amortization of step up in value of acquired inventories of $1,399 related to the acquisition of Baker Industries in Americas Welding and $1,609 related to the acquisition of Askaynak in International Welding, gains on disposals of assets of $3,554 in International Welding and acquisition transaction and integration costs of $1,804 in Corporate / Eliminations related to the Air Liquide Welding acquisition and a gain on change in control of $7,601 related to the acquisition of Askaynak.

(2)
In the three months ended September 30, 2018, special items reflect pension settlement charges of $4,232 in Americas Welding, rationalization and asset impairment charges of $2,636 in International Welding and transaction and integration costs of $970 in Corporate / Eliminations related to the Air Liquide Welding acquisition. In the nine months ended September 30, 2018, special items reflect pension settlement charges of $4,990 in Americas Welding, Rationalization and asset impairment charges of $24,353 in International Welding and acquisition transaction and integration costs of $3,665 in Corporate / Eliminations related to the Air Liquide Welding acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment net charges of $6,337 in the nine months ended September 30, 2019. The 2019 charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets.
During 2019, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At September 30, 2019, liabilities of $1,903 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At September 30, 2019, liabilities of $528 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.
The following table summarizes the activity related to rationalization liabilities:

Nine Months Ended September 30, 2019
Balance, December 31, 2018	$11,192
Payments and other adjustments	(14,029)
Charged to expense	5,268
Balance, September 30, 2019	$2,431

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2019	$1,722		$(80,171)		$(203,401)		$(281,850)
Other comprehensive income (loss) before reclassification	(268)		—		(24,283)	[3]	(24,551)
Amounts reclassified from AOCI	(80)	[1]	613	[2]	—		533
Net current-period other comprehensive income (loss)	(348)		613		(24,283)		(24,018)
Balance at September 30, 2019	$1,374		$(79,558)		$(227,684)		$(305,868)

	Three Months Ended September 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2018	$498		$(83,269)		$(193,708)		$(276,479)
Other comprehensive income (loss) before reclassification	1,218		—		(406)	[3]	812
Amounts reclassified from AOCI	198	[1]	3,855	[2]	—		4,053
Net current-period other comprehensive income (loss)	1,416		3,855		(406)		4,865
Balance at September 30, 2018	$1,914		$(79,414)		$(194,114)		$(271,614)

(1)
During the 2019 period, this AOCI reclassification is a component of Net sales of $(15) and Cost of goods sold of $(95) (net of tax of $(22)); during the 2018 period, the reclassification is a component of Net sales of $(124) (net of tax of $(19)) and Cost of goods sold of $74 (net of tax of $(5)). See Note 16 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $536 and $1,278 during the three months ended September 30, 2019 and 2018, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $258 and $(61) attributable to Non-controlling interests in the three months ended September 30, 2019 and 2018, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	521		—		(14,300)	[3]	(13,779)
Amounts reclassified from AOCI	(841)	[1]	2,491	[2]	—		1,650
Net current-period other comprehensive income (loss)	(320)		2,491		(14,300)		(12,129)
Balance at September 30, 2019	$1,374		$(79,558)		$(227,684)		$(305,868)

	Nine Months Ended September 30, 2018
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	987		—		(31,330)	[3]	(30,343)
Amounts reclassified from AOCI	52	[1]	5,863	[2]	—		5,915
Net current-period other comprehensive income (loss)	1,039		5,863		(31,330)		(24,428)
Balance at September 30, 2018	$1,914		$(79,414)		$(194,114)		$(271,614)

(1)
During the 2019 period, this AOCI reclassification is a component of Net sales of $557 (net of tax of $203) and Cost of goods sold of $(284) (net of tax of $(82)); during the 2018 period, the reclassification is a component of Net sales of $(12) (net of tax of $(25)) and Cost of goods sold of $40 (net of tax of $(24)). See Note 16 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $673 and $1,927 during the nine months ended September 30, 2019 and 2018, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $260 and $(92) attributable to Non-controlling interests in the nine months ended September 30, 2019 and 2018, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up 55 million shares of the Company's common shares. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors.  During the three months ended September 30, 2019, the Company purchased a total of 0.7 million shares at an average cost per share of $82.80. During the nine months ended September 30, 2019, the Company purchased a total of 2.6 million shares at an average cost per share of $83.18. As of September 30, 2019, there remained 3.6 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES
Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2019	December 31, 2018
Raw materials	$107,278	$103,820
Work-in-process	69,671	53,950
Finished goods	234,171	204,059
Total	$411,120	$361,829

At September 30, 2019 and December 31, 2018, approximately 36% and 37%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $77,112 and $79,626 at September 30, 2019 and December 31, 2018, respectively.

NOTE 10 — LEASES
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition option. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities for the Company's operating leases. The table below summarizes the right-of-use assets and lease liabilities in the Company's Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	September 30, 2019
Right-of-use assets	Other assets	$53,732

Current liabilities	Other current liabilities	$13,958
Noncurrent liabilities	Other liabilities	40,285
Total lease liabilities		$54,243

Topic 842 did not materially impact our consolidated net earnings, cash flows or debt covenants.
The Company determines if an agreement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date to present value the lease payments.
The Company has operating leases for sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Some of these leases are noncancelable. Variable or short-term lease costs contained within the Company’s operating leases are not material. Most leases include one or more options to renew, which can extend the lease term from 1 year to 11 years or more. The exercise of lease renewal options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the Company's Condensed Consolidated Balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company's Consolidated Statements of Income, was $6,290 and $18,725 in the three and nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 respectively was $4,528 and $13,761 and is included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the three and nine months ended September 30, 2019 were $1,550 and $16,223, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2019
2019	$4,014
2020	14,680
2021	11,169
2022	8,473
2023	6,902
After 2023	16,016
Total lease payments	$61,254
Less: Imputed interest	(7,011)
Operating lease liabilities	$54,243

As of September 30, 2019, the weighted average remaining lease term is 6.3 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of year	$19,778	$22,029
Accruals for warranties	12,494	6,855
Settlements	(11,787)	(8,064)
Foreign currency translation and other adjustments	(125)	349
Balance at September 30	$20,360	$21,169

NOTE 12 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 15 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2019, the Company was in compliance with all of its debt covenants relating to the Notes.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes.  As of September 30, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$35	$697	$35	$796	$105	$2,126	$105	$2,479
Interest cost	4,652	903	4,574	867	13,958	2,761	13,561	2,774
Expected return on plan assets	(6,245)	(1,087)	(6,450)	(1,174)	(18,735)	(3,317)	(20,281)	(3,714)
Amortization of prior service cost	—	16	—	—	—	47	—	1
Amortization of net loss	413	720	355	546	1,240	1,877	1,123	1,676
Settlement charges (1)	—	—	4,232	—	—	—	4,990	—
Defined benefit plans	(1,145)	1,249	2,746	1,035	(3,432)	3,494	(502)	3,216
Multi-employer plans	—	227	—	226	—	717	—	687
Defined contribution plans	5,506	692	5,712	813	17,205	1,615	17,216	2,678
Total pension cost	$4,361	$2,168	$8,458	$2,074	$13,773	$5,826	$16,714	$6,581

(1) Pension settlement charges resulting from lump sum pension payments in the three and nine months ended September 30, 2018.
The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company's Consolidated Statements of Income.

NOTE 14 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity earnings in affiliates	$206	$542	$3,002	$3,301
Other components of net periodic pension (cost) income (1)	628	(2,950)	2,169	(130)
Other income (2)	8,819	1,334	12,441	3,647
Total Other income (expense)	$9,653	$(1,074)	$17,612	$6,818
(1) Includes pension settlement charges in the three and nine months ended September 30, 2018 of $4,232 and $4,990. Refer to Note 13 to the consolidated financial statements for details.

(2)
Includes a gain on change in control related to the acquisition of Askaynak in the three and nine months ended September 30, 2019 of $7,601. Refer to Note 4 to the consolidated financial statements for details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 15 — INCOME TAXES
The Company recognized $58,832 of tax expense on pretax income of $288,199, resulting in an effective income tax rate of 20.4% for the nine months ended September 30, 2019.  The effective income tax rate was 27.0% for the nine months ended September 30, 2018.
The decrease in the effective tax rate for the nine months ended September 30, 2019, as compared with the same period in 2018, was primarily due to income tax benefits for the settlement of tax items as well as tax deductions associated with an investment in a subsidiary in 2019, rationalization charges in regions with low or no tax benefit recorded in 2018 and adjustments and incremental tax expense recorded in 2018 related to the U.S. Tax Act.
As of September 30, 2019, the Company had $22,083 of unrecognized tax benefits.  If recognized, approximately $18,590 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $1,470 in previously unrecognized tax benefits by the end of the third quarter 2020.

NOTE 16 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the nine months ended September 30, 2019 and 2018.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2019.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $64,675 at September 30, 2019 and $45,909 at December 31, 2018.
Fair Value Hedges
Certain interest rate swap agreements were qualified and designated as fair value hedges. At September 30, 2019, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $50,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 0.6%. The variable rates reset every three months, at which time payment or receipt of interest will be settled. The Company terminated $75,000 of interest rate swaps in the three months ended September 30, 2019.
Net Investment Hedges
From time to time, the Company executes foreign currency forward contracts that qualify and are designated as net investment hedges. No such contracts were outstanding at September 30, 2019 and December 31, 2018.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $378,147 and $328,534 at September 30, 2019 and December 31, 2018, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2019			December 31, 2018
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$641	$863	$—	$647	$404	$—	$—
Interest rate swap agreements	—	—	4,493	—	—	302	7,033
Not designated as hedging instruments:
Foreign exchange contracts	8,287	2,417	—	6,375	829	—	—
Total derivatives	$8,928	$3,280	$4,493	$7,022	$1,233	$302	$7,033

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2019	2018	2019	2018
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(710)	$4,894	$5,707	$9,143

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2019	December 31, 2018
Foreign exchange contracts	$(147)	$173
Net investment contracts	1,521	1,521
The Company expects a loss of $147 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2019	2018	2019	2018
Foreign exchange contracts	Sales	$(15)	$(143)	$760	$(37)
	Cost of goods sold	117	(69)	366	(16)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE
The following table provides a summary of assets and liabilities as of September 30, 2019, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$8,928	$—	$8,928	$—
Interest rate swap agreements	4,493	—	4,493	—
Total assets	$13,421	$—	$13,421	$—

Liabilities:
Foreign exchange contracts	3,280	—	3,280	—
Contingent consideration	470	—	—	470
Deferred compensation	28,616	—	28,616	—
Total liabilities	$32,366	$—	$31,896	$470
The following table provides a summary of assets and liabilities as of December 31, 2018, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$7,022	$—	$7,022	$—
Interest rate swap agreements	302	—	302	—
Total assets	$7,324	$—	$7,324	$—

Liabilities:
Foreign exchange contracts	$1,233	$—	$1,233	$—
Interest rate swap agreements	7,033	—	7,033	—
Contingent considerations	2,100	—	—	2,100
Deferred compensation	26,524	—	26,524	—
Total liabilities	$36,890	$—	$34,790	$2,100

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and interest rate swap agreements using Level 2 inputs based on observable spot and forward rates in active markets. During the nine months ended September 30, 2019, there were no transfers between Levels 1, 2 or 3.
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
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2019 and December 31, 2018.  The fair value of long-term debt at September 30, 2019 and December 31, 2018,

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

including the current portion, was approximately $732,531 and $649,714, respectively, which was determined using available market information and methodologies requiring judgment.  The carrying value of this debt at such dates was $713,994 and $702,660, respectively.  Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount that could be realized in a current market exchange.
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

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended September 30,
	2019		2018		Favorable (Unfavorable) 2019 vs. 2018
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$730,783		$737,099		$(6,316)	(0.9%)
Cost of goods sold	492,432		485,547		(6,885)	(1.4%)
Gross profit	238,351	32.6%	251,552	34.1%	(13,201)	(5.2%)
Selling, general & administrative expenses	148,312	20.3%	148,129	20.1%	(183)	(0.1%)
Rationalization and asset impairment charges	1,495	0.2%	2,636	0.4%	1,141	43.3%
Operating income	88,544	12.1%	100,787	13.7%	(12,243)	(12.1%)
Interest expense, net	6,400		3,969		(2,431)	(61.2%)
Other income (expense)	9,653		(1,074)		10,727	998.8%
Income before income taxes	91,797	12.6%	95,744	13.0%	(3,947)	(4.1%)
Income taxes	19,340		25,209		5,869	23.3%
Effective tax rate	21.1%		26.3%		5.2%
Net income including non-controlling interests	72,457		70,535		1,922	2.7%
Non-controlling interests in subsidiaries’ loss	(4)		(4)		—	—
Net income	$72,461	9.9%	$70,539	9.6%	$1,922	2.7%
Diluted earnings per share	$1.17		$1.07		$0.10	9.3%

	Nine Months Ended September 30,
	2019		2018		Favorable (Unfavorable) 2019 vs. 2018
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,266,965		$2,284,847		$(17,882)	(0.8%)
Cost of goods sold	1,500,312		1,506,625		6,313	0.4%
Gross profit	766,653	33.8%	778,222	34.1%	(11,569)	(1.5%)
Selling, general & administrative expenses	472,108	20.8%	473,260	20.7%	1,152	0.2%
Rationalization and asset impairment charges	6,337	0.3%	24,353	1.1%	18,016	74.0%
Operating income	288,208	12.7%	280,609	12.3%	7,599	2.7%
Interest expense, net	17,621		13,222		(4,399)	(33.3%)
Other income (expense)	17,612		6,818		10,794	158.3%
Income before income taxes	288,199	12.7%	274,205	12.0%	13,994	5.1%
Income taxes	58,832		73,991		15,159	20.5%
Effective tax rate	20.4%		27.0%		6.6%
Net income including non-controlling interests	229,367		200,214		29,153	14.6%
Non-controlling interests in subsidiaries’ loss	(26)		(13)		(13)	(100.0%)
Net income	$229,393	10.1%	$200,227	8.8%	$29,166	14.6%
Diluted earnings per share	$3.64		$3.03		$0.61	20.1%

Net Sales:
The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and nine months ended September 30, 2019 on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2018	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2019
Lincoln Electric Holdings, Inc.	$737,099	$(30,142)	$39,559	$(4,235)	$(11,498)	$730,783
% Change
Lincoln Electric Holdings, Inc.		(4.1%)	5.4%	(0.6%)	(1.6%)	(0.9%)

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2018	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2019
Lincoln Electric Holdings, Inc.	$2,284,847	$(98,216)	$85,221	$43,919	$(48,806)	$2,266,965
% Change
Lincoln Electric Holdings, Inc.		(4.3%)	3.7%	1.9%	(2.1%)	(0.8%)
Net sales decreased in the three and nine months ended September 30, 2019 primarily as a result of lower organic sales and unfavorable foreign exchange, offset by acquisitions. The increase in Net sales from acquisitions was driven by the acquisitions of Coldwater, Pro Systems, Inovatech and Baker within Americas Welding, Worthington within The Harris Products Group and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
Gross Profit:
Gross profit for the three and nine months ended September 30, 2019 decreased, as a percent of sales, compared to the prior year due to product mix, lower volumes and acquisitions. The three and nine months ended September 30, 2019 includes a last-in, first-out ("LIFO") credit of $1,649 and $2,514, respectively, as compared to a LIFO charge of $3,498 and $9,671, respectively, in the three and nine months ended September 30, 2018.
Selling, General & Administrative ("SG&A") Expenses:
SG&A expenses were flat for the three and nine months ended September 30, 2019 as compared to September 30, 2018 due to higher expense from acquisitions, offset by lower compensation costs and favorable foreign exchange.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $1,495, $1,240 after-tax, and $6,337, $4,991 after-tax, in the three and nine months ended September 30, 2019, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets. The Company recorded net charges of $2,636, $2,575 after-tax, and $24,353, $20,807 after-tax, in the three and nine months ended September 30, 2018, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets.
Interest Expense, Net:
The increase in Interest expense, net for the three and nine months ended September 30, 2019 as compared to September 30, 2018 was due to lower interest income on marketable securities.
Other Income (Expense):
The increase in Other income (expense) for the three and nine months ended September 30, 2019 as compared to September 30, 2018 was primarily due to the gain on change in control of $7,601 related to the acquisition of Askaynak and lower net periodic pension cost.
Income Taxes:
The effective tax rate was lower for the three months ended September 30, 2019 as compared to September 30, 2018 primarily due to higher favorable discrete tax adjustments in 2019, rationalization charges in regions with low or no tax benefit recorded in 2018 and adjustments and incremental tax expense recorded in 2018 related to the U.S. Tax Cuts and Job Act (the "U.S. Tax Act").
The effective tax rate was lower for the nine months ended September 30, 2019 as compared to September 30, 2018 primarily due to income tax benefits for the settlement of tax items as well as tax deductions associated with an investment in a subsidiary in 2019, rationalization charges in regions with low or no tax benefit recorded in 2018 and adjustments and incremental tax expense recorded in 2018 related to the U.S. Tax Act.
Net Income:
The increase in Net income for the three and nine months ended September 30, 2019 as compared to September 30, 2018 was primarily due to a lower effective tax rate, lower rationalization and asset impairment charges and a gain on change in control related to the acquisition of Askaynak.
Segment Results
Net Sales:  The table below summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three and nine months ended September 30, 2019:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2018	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2019
Operating Segments
Americas Welding	$454,010	$(20,605)	$17,380	$(5,603)	$(1,661)	$443,521
International Welding	209,622	(12,966)	17,413	607	(9,298)	205,378
The Harris Products Group	73,467	3,429	4,766	761	(539)	81,884
% Change
Americas Welding		(4.5%)	3.8%	(1.2%)	(0.4%)	(2.3%)
International Welding		(6.2%)	8.3%	0.3%	(4.4%)	(2.0%)
The Harris Products Group		4.7%	6.5%	1.0%	(0.7%)	11.5%
(1) Decrease for Americas Welding due to softer demand associated with the current economic environment. Decrease for International Welding due to integration activities and softer demand in the European and Asian markets. Increase for The Harris Products Group driven primarily by higher consumables volumes.
(2) Increase due to the acquisition of Coldwater, Pro Systems, Inovatech and Baker within Americas Welding, Worthington within The Harris Products Group and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3) Decrease for Americas Welding due to decreased product pricing as a result of lower input costs.

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2018	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2019
Operating Segments
Americas Welding	$1,351,297	$(49,756)	$51,612	$33,424	$(8,730)	$1,377,847
International Welding	700,315	(54,433)	17,413	9,919	(37,444)	635,770
The Harris Products Group	233,235	5,973	16,196	576	(2,632)	253,348
% Change
Americas Welding		(3.7%)	3.8%	2.5%	(0.6%)	2.0%
International Welding		(7.8%)	2.5%	1.4%	(5.3%)	(9.2%)
The Harris Products Group		2.6%	6.9%	0.2%	(1.1%)	8.6%
(1) Decrease for Americas Welding due to softer demand associated with the current economic environment. Decrease for International Welding due to integration activities and softer demand in the European and Asian markets. Increase for The Harris Products Group driven primarily by higher consumables volume.
(2) Increase due to the acquisition of Coldwater, Pro Systems, Inovatech and Baker within Americas Welding, Worthington within The Harris Products Group and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
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

	Three Months Ended September 30,		Favorable (Unfavorable) 2019 vs. 2018
	2019	2018	$	%
Americas Welding:
Net sales	$443,521	$454,010	$(10,489)	(2.3%)
Inter-segment sales	31,101	31,845	(744)	(2.3%)
Total Sales	$474,622	$485,855	(11,233)	(2.3%)

Adjusted EBIT (4)	$74,110	$89,253	(15,143)	(17.0%)
As a percent of total sales (1)	15.6%	18.4%		(2.8%)
International Welding:
Net sales	$205,378	$209,622	(4,244)	(2.0%)
Inter-segment sales	4,441	3,663	778	21.2%
Total Sales	$209,819	$213,285	(3,466)	(1.6%)

Adjusted EBIT (5)	$10,184	$10,721	(537)	(5.0%)
As a percent of total sales (2)	4.9%	5.0%		(0.1%)
The Harris Products Group:
Net sales	$81,884	$73,467	8,417	11.5%
Inter-segment sales	1,857	1,537	320	20.8%
Total Sales	$83,741	$75,004	8,737	11.6%

Adjusted EBIT	$11,038	$8,676	2,362	27.2%
As a percent of total sales (3)	13.2%	11.6%		1.6%
Corporate / Eliminations:
Inter-segment sales	$(37,399)	$(37,045)	354	1.0%
Adjusted EBIT (6)	(1,632)	(1,099)	533	48.5%
Consolidated:
Net sales	$730,783	$737,099	(6,316)	(0.9%)
Net income	$72,461	$70,539	1,922	2.7%
As a percent of total sales	9.9%	9.6%		0.3%

Adjusted EBIT (7)	$93,700	$107,551	(13,851)	(12.9%)
As a percent of sales	12.8%	14.6%		(1.8%)

(1)	Decrease for the three months ended September 30, 2019 as compared to September 30, 2018 primarily driven by the dilutive impact of recent acquisitions and lower Net sales volumes.

(2)	Decrease for the three months ended September 30, 2019 as compared to September 30, 2018 driven by lower Net sales volumes and product mix.

(3)	Increase for the three months ended September 30, 2019 as compared to September 30, 2018 driven by consumables volume increases.

(4)	The three months ended September 30, 2018 exclude pension settlement charges of $4,232 related to lump sum pension payments as discussed in Note 13 to the consolidated financial statements.

(5)
The three months ended September 30, 2019 and 2018 exclude Rationalization and asset impairment charges of $1,495 and $2,636, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended September 30, 2019 also excludes the amortization of step up in value of acquired inventories of $1,609 and a gain on change in control of $7,601 related to the Askaynak acquisition.

(6)	The three months ended September 30, 2018 exclude acquisition transaction and integration costs of $970 related to the Air Liquide Welding acquisition.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
The following table presents Adjusted EBIT by segment:

	Nine Months Ended September 30,		Favorable (Unfavorable) 2019 vs. 2018
	2019	2018	$	%
Americas Welding:
Net sales	$1,377,847	$1,351,297	$26,550	2.0%
Inter-segment sales	95,300	89,671	5,629	6.3%
Total Sales	$1,473,147	$1,440,968	32,179	2.2%

Adjusted EBIT (4)	$240,713	$254,850	(14,137)	(5.5%)
As a percent of total sales (1)	16.3%	17.7%		(1.4%)
International Welding:
Net sales	$635,770	$700,315	(64,545)	(9.2%)
Inter-segment sales	12,838	13,669	(831)	(6.1%)
Total Sales	$648,608	$713,984	(65,376)	(9.2%)

Adjusted EBIT (5)	$38,699	$41,970	(3,271)	(7.8%)
As a percent of total sales (2)	6.0%	5.9%		0.1%
The Harris Products Group:
Net sales	$253,348	$233,235	20,113	8.6%
Inter-segment sales	5,837	5,447	390	7.2%
Total Sales	$259,185	$238,682	20,503	8.6%

Adjusted EBIT	$35,045	$28,058	6,987	24.9%
As a percent of total sales (3)	13.5%	11.8%		1.7%
Corporate / Eliminations:
Inter-segment sales	$(113,975)	$(108,787)	5,188	4.8%
Adjusted EBIT (6)	(8,643)	(4,443)	4,200	94.5%
Consolidated:
Net sales	$2,266,965	$2,284,847	(17,882)	(0.8%)
Net income	$229,393	$200,227	29,166	14.6%
As a percent of total sales	10.1%	8.8%		1.3%

Adjusted EBIT (7)	$305,814	$320,435	(14,621)	(4.6%)
As a percent of sales	13.5%	14.0%		(0.5%)

(1)	Decrease for the nine months ended September 30, 2019 as compared to September 30, 2018 primarily driven by the dilutive impact of recent acquisitions and lower Net sales volumes.

(2)	Increase for the nine months ended September 30, 2019 as compared to September 30, 2018 driven by lower compensation costs, partially offset by lower Net sales volumes.

(3)	Increase for the nine months ended September 30, 2019 as compared to September 30, 2018 driven by consumables volume increases.

(4)
The nine months ended September 30, 2019 exclude Rationalization and asset impairment charges of $1,716, as discussed in Note 6 to the consolidated financial statements, and the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition. The nine months ended September 30, 2018 exclude pension settlement charges of $4,990 related to lump sum pension payments as discussed in Note 13 to the consolidated financial statements.

(5)
The nine months ended September 30, 2019 and 2018 exclude Rationalization and asset impairment charges of $4,621 and $24,353, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements, the amortization of step up in value of acquired inventories of $1,609 and a gain on change in control of $7,601 related to the Askaynak acquisition. The nine months ended September 30, 2019 also exclude gains on disposal of assets of $3,554.

(6)	The nine months ended September 30, 2019 and 2018 exclude acquisition transaction and integration costs of $1,804 and $3,665, respectively, related to the Air Liquide Welding acquisition.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income as reported	$88,544	$100,787	$288,208	$280,609
Special items (pre-tax):
Rationalization and asset impairment charges (1)	1,495	2,636	6,337	24,353
Acquisition transaction and integration costs (2)	—	970	1,804	3,665
Amortization of step up in value of acquired inventories (3)	1,609	—	3,008	—
Gains on asset disposals (4)	—	—	(3,045)	—
Adjusted operating income	$91,648	$104,393	$296,312	$308,627

Net income as reported	$72,461	$70,539	$229,393	$200,227
Special items:
Rationalization and asset impairment charges (1)	1,495	2,636	6,337	24,353
Acquisition transaction and integration costs (2)	—	970	1,804	3,665
Pension settlement charges (5)	—	4,232	—	4,990
Amortization of step up in value of acquired inventories (3)	1,609	—	3,008	—
Gains on asset disposals (4)	—	—	(3,554)	—
Gain on change in control (6)	(7,601)	—	(7,601)	—
Tax effect of Special items (7)	(255)	1,033	(5,819)	(132)
Adjusted net income	67,709	79,410	223,568	233,103
Non-controlling interests in subsidiaries’ earnings (loss)	(4)	(4)	(26)	(13)
Interest expense, net	6,400	3,969	17,621	13,222
Income taxes as reported	19,340	25,209	58,832	73,991
Tax effect of Special items (7)	255	(1,033)	5,819	132
Adjusted EBIT	$93,700	$107,551	$305,814	$320,435
Effective tax rate as reported	21.1%	26.3%	20.4%	27.0%
Net special item tax impact	1.3%	(3.0%)	2.0%	(2.9%)
Adjusted effective tax rate	22.4%	23.3%	22.4%	24.1%

Diluted earnings per share as reported	$1.17	$1.07	$3.64	$3.03
Special items per share	(0.08)	0.14	(0.09)	0.50
Adjusted diluted earnings per share	$1.09	$1.21	$3.55	$3.53
(1) Charges primarily related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.
(2) Costs related to the Air Liquide Welding acquisition and are included in Selling, general & administrative expenses.
(3) Charges related to the acquisitions of Baker and Askaynak and are included in Cost of goods sold.
(4) Gains primarily included in Cost of goods sold.
(5) Pension settlement charges related to lump sum pension payments as discussed in Note 13 to the consolidated financial statements and are included in Other income (expense).
(6) Gain on change in control related to the acquisition of Askaynak and is included in Other income (expense).
(7) Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the nine months ended September 30, 2019. The prior year includes an adjustment to taxes on unremitted foreign earnings related to the U.S. Tax Act of $2,323 and $4,823 in the three and nine months ended September 30, 2018, respectively.
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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2019	2018	$ Change
Cash provided by operating activities (1)	$280,666	$229,777	$50,889
Cash (used by) provided by investing activities (2)	(178,795)	48,273	(227,068)
Capital expenditures	(53,551)	(48,746)	(4,805)
Acquisition of businesses, net of cash acquired	(136,735)	6,591	(143,326)
Proceeds from marketable securities, net of purchases	—	79,843	(79,843)
Cash used by financing activities (3)	(302,461)	(196,519)	(105,942)
Purchase of shares for treasury	(221,942)	(121,477)	(100,465)
Cash dividends paid to shareholders	(89,162)	(76,674)	(12,488)
(Decrease) increase in Cash and cash equivalents (4)	(202,237)	71,499
(1) Cash provided by operating activities increased for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018 primarily due to favorable changes in working capital and cash flows from tax payments and receipts.
(2) Cash used by investing activities increased for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018 predominantly due to cash used in the acquisition of businesses in 2019 and net proceeds from marketable securities in 2018. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2019.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018 due to higher purchases of common shares for treasury.
(4) Cash and cash equivalents decreased 56.4%, or $202,237, to $156,612 during the nine months ended September 30, 2019, from $358,849 as of December 31, 2018.  This decrease was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. The decrease in Cash and cash equivalents during the nine months ended September 30, 2019 compares to an increase of 21.9% during the nine months ended September 30, 2018. The increase in 2018 was primarily due to cash provided by operating activities and proceeds from marketable securities, partially offset by purchases of common shares for treasury and cash dividends paid to shareholders. At September 30, 2019, $144,324 of Cash and cash equivalents was held by international subsidiaries.

The Company's total debt levels increased compared to December 31, 2018 predominately due to additional short-term borrowings. Total debt to total invested capital increased to 47.2% at September 30, 2019 from 44.2% at December 31, 2018.
In October 2019, the Company paid a cash dividend of $0.47 per share, or $28,740, to shareholders of record as of September 30, 2019.
Working Capital Ratios

	September 30, 2019	December 31, 2018	September 30, 2018
Average operating working capital to net sales (1)	19.2%	16.5%	18.3%
Days sales in Inventories	106.2	95.1	100.8
Days sales in Accounts receivable	53.9	52.7	54.5
Average days in Trade accounts payable	51.1	55.5	52.3
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
ROIC for the twelve months ended September 30, 2019 and 2018 were as follows:

	Twelve Months Ended September 30,
	2019	2018
Net income	$316,232	$224,408
Rationalization and asset impairment charges	7,269	30,943
Acquisition transaction and integration costs	2,637	7,281
Pension settlement charges	1,696	7,857
Amortization of step up in value of acquired inventories	3,008	2,264
Gains on disposal of assets	(3,554)	—
Bargain purchase adjustment	—	1,935
Gain on change in control	(7,601)	—
Tax effect of Special items (1)	(12,583)	25,925
Adjusted net income	$307,104	$300,613
Plus: Interest expense, net of tax of $6,410 and $6,087 in 2019 and 2018, respectively	19,265	18,295
Less: Interest income, net of tax of $926 and $1,676 in 2019 and 2018, respectively	2,785	5,036
Adjusted net income before tax effected interest	$323,584	$313,872

Invested Capital	September 30, 2019	September 30, 2018
Short-term debt	$13,293	$794
Long-term debt, less current portion	713,884	698,468
Total debt	727,177	699,262
Total equity	813,808	927,868
Invested capital	$1,540,985	$1,627,130
Return on invested capital	21.0%	19.3%

(1)
Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the twelve months ended September 30, 2019 and net charges of $33,439 related to the U.S. Tax Act in the twelve months ended September 30, 2018.
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

Debt
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 15 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2019, the Company was in compliance with all of its debt covenants relating to the Notes.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company implemented ASU 2016-02, Leases ("Topic 842"). The adoption of Topic 842 resulted in changes to processes and control activities related to lease accounting, including the implementation of a supporting information technology application.
There have been no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of September 30, 2019, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,283 plaintiffs, which is a net increase of 4 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,061 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 896 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2019 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - 31, 2019	269,054	(1)	$83.17	267,872	4,031,018
August 1 - 31, 2019	355,236		82.47	355,236	3,675,782
September 1 - 30, 2019	112,756	(1)	82.95	112,147	3,563,635
Total	737,046			735,255

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company's common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 51.4 million shares at a total cost of $2.1 billion for a weighted average cost of $40.79 per share through September 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1
First Amendment, dated as of July 30, 2019, to the Note Purchase Agreement dated as of April 1, 2015, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc. and the purchasers party thereto (filed herewith).

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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Gabriel Bruno
Gabriel Bruno
Executive Vice President, Finance
(principal accounting officer)
October 30, 2019