Form 10-K
period 2019-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2020-02-27
CIK 59527

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

(216) 481-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, without par value	LECO	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates as of June 28, 2019 was $5,236,546,343 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).
The number of shares outstanding of the registrant's common shares as of January 31, 2020 was 60,364,079.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement with respect to the registrant's 2020 Annual Meeting of Shareholders.

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
The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. The Company is the world leader in the design, development and manufacture of arc welding products, automated joining, assembly and cutting systems, plasma and oxy-fuel cutting equipment. The Company also has a leading global position in brazing and soldering alloys.
The Company's products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.
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
The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Romania, Russia, Spain, Turkey and the United Kingdom.
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
Employees
The number of persons employed by the Company worldwide at December 31, 2019 was approximately 11,000. See "Part I, Item 1C" for information regarding the Company's executive officers, which is incorporated herein by reference.

Website Access
The Company's website, www.lincolnelectric.com, is used as a channel for routine dissemination of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"), including annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company's website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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
General economic, financial and market conditions may adversely affect our financial condition, results of operations and access to capital markets.
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
In July 2017, the United Kingdom Financial Conduct Authority, which regulates The London Interbank Offered Rate (“LIBOR”), has announced that it intends to phase out LIBOR by the end of 2021.  We may need to amend our revolving line of credit and interest rate swap agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties.  As a result, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR could have adverse impacts on our financial condition.

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
As of December 31, 2019, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,233 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.
Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 55,114 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 900 were decided in favor of the Company following summary judgment motions.
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
We may incur material losses and costs as a result of product liability claims that may be brought against us or failure to meet contractual performance commitments.
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
We may incur losses if we do not achieve contractual commitments, including project performance requirements or project schedules. Project performance can be affected by a number of factors, including but not limited to, availability of materials, changes in the project scope of services, environmental conditions or labor disruptions. In addition, our backlog consists of the expected revenue from projects for which we have an executed contract or commitment with a customer. Project cancellations, scope adjustments, deferrals or changes in cost estimates may reduce the dollar amount of revenue and profits that we actually earn.
The cyclical nature and maturity of the arc welding and cutting industry in developed markets may adversely affect our performance.
The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is cyclical in nature. Overall demand for arc welding and cutting products is largely determined by the level of capital spending in manufacturing and other industrial sectors, and the welding industry has historically experienced contraction during periods of slowing industrial activity. If economic, business and industry conditions deteriorate, capital spending in those sectors may be substantially decreased, which could reduce demand for our products and have an adverse impact on our revenues and results of operations.
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

•
Corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings and funds, exchange controls, labor regulations, nationalization, tariffs, data protection and privacy requirements, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Cooperation and Development Convention);

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
The conduct and management of our business relies extensively on information technology systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical corporate infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. Like many multinational companies, our systems are subject to regular cyber attacks and other malicious efforts to cause cyber security incidents. To date, these attacks have not had a material impact on our business or operations. However, if as a result of future attacks, our systems are significantly damaged, cease to function properly or are subject to a significant cyber security breach, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition could be adversely affected. The Company continues to invest in cyber security, including maintaining and improving cyber security resilience, and the Company’s cyber security risks are monitored by the Audit Committee of our Board of Directors. Nevertheless, due to the nature of cyber threats, there can be no assurance that our preventive efforts can fully mitigate the risks of all cyber incidents, and a significant a security breach could result in financial loss, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and fines and other sanctions resulting from any related breaches of data privacy regulations. Any of these could have an adverse effect on our results of operations and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	58
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

Vincent K. Petrella	59
Executive Vice President, Chief Financial Officer and Treasurer since February 19, 2014; Senior Vice President, Chief Financial Officer and Treasurer from October 7, 2005 to February 19, 2014; Vice President, Chief Financial Officer and Treasurer from February 4, 2004 to October 7, 2005.

Jennifer I. Ansberry	46
Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from August 1, 2014 to April 20, 2017; Deputy General Counsel from 2004 to August 1, 2014.

George D. Blankenship	57
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

Gabriel Bruno	52
Executive Vice President, Finance since January 1, 2019; Executive Vice President, Chief Human Resources Officer from July 1, 2016 to January 1, 2019; Executive Vice President, Chief Human Resources Officer and Chief Information Officer from February 18, 2016 to July 1, 2016; Executive Vice President, Chief Information Officer and Interim Chief Human Resources Officer from March 7, 2015 to February 18, 2016; Executive Vice President, Chief Information Officer from February 19, 2014 to March 7, 2015; Vice President, Chief Information Officer from May 1, 2012 to February 19, 2014; Vice President, Corporate Controller from 2005 to May 1, 2012.

Steven B. Hedlund	53
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

Michele R. Kuhrt	53
Executive Vice President, Chief Human Resources Officer since February 25, 2019; Executive Vice President, Chief Information Officer from July 1, 2016 to February 24, 2019; Senior Vice President, Tax from 2006 to July 1, 2016.

David J. Nangle	63
Executive Vice President, President, Harris Products Group since July 27, 2018; Senior Vice President, President, Harris Products Group from February 19, 2014 to July 27, 2018; Vice President, Group President of Brazing, Cutting and Retail Subsidiaries from January 12, 2006 to February 19, 2014.

Geoffrey P. Allman	49
Senior Vice President, Strategy and Business Development since January 1, 2019; Senior Vice President, Corporate Controller from January 14, 2014 to December 31, 2018; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to June 30, 2012.

Thomas A. Flohn	59
Senior Vice President, President, Asia Pacific Region since February 19, 2014; Vice President, Regional President, Lincoln Electric Asia Pacific Region from November 4, 2013 to February 19, 2014. Vice President; President, Lincoln Electric Europe, Middle East & Africa (EMEA) from July 1, 2010 to November 4, 2013; Vice President; President, Lincoln Asia Pacific from January 1, 2005 to June 30, 2010.

Douglas S. Lance	52
Senior Vice President, President, Cleveland Operations since September 1, 2016; Senior Vice President, North American Operations from February 19, 2014 to September 1, 2016; Vice President, Operations from January 1, 2012 to February 19, 2014.

Michael Mintun	57
Senior Vice President, Sales and Marketing, North America since February 19, 2014; Vice President, Sales and Marketing, North America from January 1, 2013 to February 19, 2014; Vice President, Sales, North America from January 1, 2008 to January 1, 2013.

Michael J. Whitehead	46
Senior Vice President, President, Global Automation, Cutting and Additive Businesses since January 1, 2019; Senior Vice President, Strategy and Business Development from August 1, 2016 to January 1, 2019; President, Lincoln Canada from January 1, 2015 to August 1, 2016; Director, New Product Development, Consumables R&D from January 1, 2012 to January 1, 2015.

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
The Company has 59 manufacturing facilities, including operations and joint ventures in 18 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States
Cleveland, Columbus, Coldwater and Fort Loramie, Ohio; San Diego and Anaheim, California; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Churubusco, Indiana.

Brazil	Guarulhos; Indaiatuba.
Canada	Toronto; Mississauga; Hamilton; Montreal; Hawkesbury; Vankleek Hill.
Colombia	Bogota.
Mexico	Mexico City; Torreon.
International Welding:
Australia	Newcastle; Gladstone.
China	Shanghai; Nanjing; Zhengzhou; Luan County.
France	Grand-Quevilly; Partheny.
Germany	Essen; Eisenberg; Frankfurt.
India	Chennai.
Italy	Corsalone; Due Carrere; Verona; Storo.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
Russia	Mtsensk.
Spain	Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina.
Brazil	Maua.
Poland	Dzierzoniow.
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
As of December 31, 2019, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,233 plaintiffs, which is a net decrease of 50 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,114 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 900 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2019 was 1,957.
Issuer purchases of equity securities for the fourth quarter 2019 were:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2) (3)
October 1-31, 2019	255	(1)	$86.83	—	3,563,635
November 1-30, 2019	298,353		91.93	298,353	3,265,282
December 1-31, 2019	457,429	(1)	94.66	457,389	2,807,893
Total	756,037		93.58	755,742

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 52.2 million shares at a cost of $2.2 billion for a weighted average cost of $41.55 per share through December 31, 2019.

(3)	On February 12, 2020, the Company's Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company's common stock.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2015 and ending December 31, 2019. This graph assumes that $100 was invested on December 31, 2014 in each of the Company's common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0

	2014	2015	2016	2017	2018	2019
The Company	100	77	115	140	123	154
S&P 500	100	101	113	138	132	173
S&P 400	100	98	118	137	122	154

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Net sales	$3,003,272	$3,028,674	$2,624,431	$2,274,614	$2,535,791
Net income	293,109	287,066	247,503	198,399	127,478
Basic earnings per share	4.73	4.42	3.76	2.94	1.72
Diluted earnings per share	4.68	4.37	3.71	2.91	1.70
Cash dividends declared per share	1.90	1.64	1.44	1.31	1.19
Total assets	2,371,213	2,349,825	2,406,547	1,943,437	1,784,171
Long-term debt, less current portion	712,302	702,549	704,136	703,704	350,347

(1)
Results for 2019 include $15,188 ($12,275 after-tax) in Rationalization and asset impairment charges, $1,804 ($1,565 after-tax) of acquisition transaction and integration costs related to the acquisition of Air Liquide Welding, $1,399 ($1,049 after-tax) of amortization of step up in value of acquired inventories in Cost of goods sold related to the acquisition of Baker Industries and $1,609 of amortization of step up in value of acquired inventories in Cost of goods sold related to the acquisition of Askaynak. Results also include gains of $7,601 on change in control related to the acquisition of Askaynak and $3,554 ($2,586 after-tax) on disposal of assets related to the sale of properties. Results also include $4,852 in tax benefits in Income taxes for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary.

(2)
Results for 2018 include $25,285 ($19,966 after-tax) in Rationalization and asset impairment charges and gains or losses on the disposal of assets, $6,686 ($5,017 after-tax) in pension settlement charges and $4,498 ($3,682 after-tax) of acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Results also include charges of $399 related to the net impact of the U.S. Tax Act (as defined in Item 7).

(3)
Results for 2017 include charges related to the acquisition of Air Liquide Welding, including $15,002 ($11,559 after-tax) of acquisition transaction and integration costs, $4,578 ($3,453 after-tax) in amortization of step up in value of acquired inventories and a $49,650 bargain purchase gain. Results also include $8,150 ($5,030 after-tax) in pension settlement charges, $6,590 ($6,198 after-tax) in Rationalization and asset impairment charges and charges of $28,616 related to the net impact of the U.S. Tax Act.

(4)
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

(5)
Results for 2015 include $13,719 ($11,943 after-tax) of rationalizaton charges and non-cash net impairment charges of $6,239. Results also include pension settlement charges of $142,738 ($87,310 after-tax) and charges of $27,214 related to Venezuelan remeasurement losses. Long-term debt includes the issuance of Senior Unsecured Notes in 2015 in the aggregate principal amount of $350,000 through a private placement.

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
The Company is one of only a few worldwide broad-line manufacturers of welding, cutting and brazing products. The Company is the world leader in the design, development and manufacture of arc welding products, automated joining, assembly and cutting systems, plasma and oxy-fuel cutting equipment. The Company also has a leading global position in brazing and soldering alloys.
The Company's products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.
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
The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Romania, Russia, Spain, Turkey and the United Kingdom.
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

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for fiscal years ended December 31, 2019 and 2018. For a comparison of the Company's results of operations, liquidity and capital resources for the fiscal years ended December 31, 2018 and 2017, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.
Results of Operations
The following table shows the Company's results of operations:

	Year Ended December 31,
	2019		2018		Favorable (Unfavorable) 2019 vs. 2018
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$3,003,272		$3,028,674		$(25,402)	(0.8%)
Cost of goods sold	1,995,685		2,000,153		4,468	0.2%
Gross profit	1,007,587	33.5%	1,028,521	34.0%	(20,934)	(2.0%)
Selling, general & administrative expenses	621,489	20.7%	627,697	20.7%	6,208	1.0%
Rationalization and asset impairment charges	15,188		25,285		10,097	39.9%
Operating income	370,910	12.4%	375,539	12.4%	(4,629)	(1.2%)
Interest expense, net	23,415		17,565		(5,850)	(33.3%)
Other income (expense)	20,998		10,686		10,312	96.5%
Income before income taxes	368,493	12.3%	368,660	12.2%	(167)	—
Income taxes	75,410		81,667		6,257	7.7%
Effective tax rate	20.5%		22.2%		1.7%
Net income including non-controlling interests	293,083		286,993		6,090	2.1%
Non-controlling interests in subsidiaries' loss	(26)		(73)		47	64.4%
Net income	$293,109	9.8%	$287,066	9.5%	$6,043	2.1%
Diluted earnings per share	$4.68		$4.37		$0.31
Net Sales:
The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2019 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales 2018	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2019
Lincoln Electric Holdings, Inc.	$3,028,674	$(140,896)	$129,155	$37,716	$(51,377)	$3,003,272

% Change
Lincoln Electric Holdings, Inc.		(4.7%)	4.3%	1.2%	(1.7%)	(0.8%)
Net sales decreased primarily as a result of lower organic sales and unfavorable foreign exchange, offset by acquisitions. The increase in Net sales from acquisitions was driven by the acquisitions of Coldwater, Pro Systems, Inovatech and Baker within Americas Welding, Worthington within The Harris Products Group and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
Gross Profit:
Gross profit for 2019 decreased, as a percent of sales, compared to the prior year due to product mix, lower volumes and acquisitions. The year ended December 31, 2019 includes a last-in, first-out ("LIFO") credit of $4,340, as compared with a LIFO charge of $10,990 in the prior year.
Selling, General & Administrative ("SG&A") Expenses:
The decrease in SG&A expense in 2019 as compared to 2018 was due to lower compensation costs and favorable foreign exchange, offset by higher expense from acquisitions.

Rationalization and Asset Impairment Charges:
In 2019, the Company recorded $15,188 ($12,275 after-tax) in charges primarily related to employee severance, asset impairment charges and gains or losses on the disposal of assets.
In 2018, the Company recorded $25,285 ($19,966 after-tax) in charges primarily related to employee severance, asset impairment charges and gains or losses on the disposal of assets.
Refer to Note 7 to the consolidated financial statements for additional details.
Interest Expense, Net:
The increase in 2019 as compared to 2018 was due to lower interest income in 2019.
Other Income (Expense):
The increase in 2019 as compared to 2018 was primarily due to the gain on change in control of $7,601 related to the acquisition of Askaynak and lower net periodic pension cost.
Income Taxes:
The 2019 effective tax rate was lower than 2018 primarily due to income tax benefits for the settlement of tax items as well as tax deductions associated with excess tax benefits resulting from exercises of stock based compensation, offset by the geographic mix of earnings and taxes at higher rates in foreign jurisdictions.
Net Income:
As compared to the prior year, reported Net income for 2019 increased primarily due to lower rationalization and asset impairment charges and a gain on change in control related to the acquisition of Askaynak.

Segment Results
Net Sales:
The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2019:

		Change in Net Sales due to:
	Net Sales 2018	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange (4)	Net Sales 2019
Operating Segments
Americas Welding	$1,806,514	$(79,285)	$71,062	$25,705	$(8,250)	$1,815,746
International Welding	919,771	(71,509)	37,061	9,159	(40,106)	854,376
The Harris Products Group	302,389	9,898	21,032	2,852	(3,021)	333,150

% Change
Americas Welding		(4.4%)	3.9%	1.4%	(0.5%)	0.5%
International Welding		(7.8%)	4.0%	1.0%	(4.4%)	(7.1%)
The Harris Products Group		3.3%	7.0%	0.9%	(1.0%)	10.2%
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
(4) Decrease in the International Welding segment due to a stronger U.S. dollar.

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
The following table presents Adjusted EBIT by segment:

	December 31,		Favorable (Unfavorable) 2019 vs. 2018

	2019	2018	$	%
Americas Welding:
Net sales	$1,815,746	$1,806,514	$9,232	0.5%
Inter-segment sales	123,342	118,936	4,406	3.7%
Total Sales	$1,939,088	$1,925,450	$13,638	0.7%

Adjusted EBIT (4)	$315,719	$340,744	$(25,025)	(7.3%)
As a percent of total sales (1)	16.3%	17.7%		(1.4%)

International Welding:
Net sales	$854,376	$919,771	$(65,395)	(7.1%)
Inter-segment sales	17,691	18,576	(885)	(4.8%)
Total Sales	$872,067	$938,347	$(66,280)	(7.1%)

Adjusted EBIT (5)	$50,281	$54,273	$(3,992)	(7.4%)
As a percent of total sales (2)	5.8%	5.8%		—

The Harris Products Group:
Net sales	$333,150	$302,389	$30,761	10.2%
Inter-segment sales	7,487	6,969	518	7.4%
Total Sales	$340,637	$309,358	$31,279	10.1%

Adjusted EBIT (6)	$45,701	$36,564	$9,137	25.0%
As a percent of total sales (3)	13.4%	11.8%		1.6%

Corporate / Eliminations:
Inter-segment sales	$(148,520)	$(144,481)	$4,039	2.8%
Adjusted EBIT (7)	(10,948)	(8,887)	(2,061)	(23.2%)

Consolidated:
Net sales	$3,003,272	$3,028,674	$(25,402)	(0.8%)
Net income	$293,109	$287,066	$6,043	2.1%
As a percent of total sales	9.8%	9.5%		0.3%
Adjusted EBIT (8)	$400,753	$422,694	$(21,941)	(5.2%)
As a percent of total sales	13.3%	14.0%		(0.7%)

(1)	2019 decrease as compared to 2018 driven by the dilutive impact of recent acquisitions and lower Net sales volumes.

(2)	2019 was flat as compared to 2018 driven by lower compensation costs, partially offset by lower Net sales volumes.

(3)	2019 increase as compared to 2018 driven by consumables volume increases.

(4)
2019 excludes Rationalization and asset impairment charges of $1,716, as discussed in Note 7 to the consolidated financial statements and the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition.

2018 excludes pension settlement charges of $6,686 related to lump sum pension payments.

(5)
2019 excludes Rationalization and asset impairment charges of $11,702, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 7 to the consolidated financial statements, the amortization of step up in value of acquired inventories of $1,609, gains on disposals of assets of $3,554 and a gain on change in control of $7,601 related to the Askaynak acquisition.

2018 excludes charges of $25,285 related to employee severance, asset impairments and other related costs.

(6)	2019 excludes Rationalization and asset impairment charges of $1,770, as discussed in Note 7 to the consolidated financial statements.

(7)
2019 and 2018 exclude acquisition transaction and integration costs of $1,804 and $4,498, respectively, related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

(8)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted EBIT, Adjusted net income, Adjusted effective tax rate, Adjusted diluted earnings per share and Return on invested capital, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time, management evaluates and discloses to investors the following non-GAAP measures: Free cash flow ("FCF"), defined as Net cash provided by operating activities less Capital expenditures (the Company considers FCF to be a liquidity measure that provides useful information to management and investors about how the amount of cash generated by our business, after the purchase of property and equipment, can be used for debt service, acquisitions, paying dividends and repurchasing our common shares); Cash conversion, defined as FCF divided by Adjusted net income; Organic sales, defined as sales excluding the effects of foreign currency and acquisitions.
The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2019	2018
Operating income as reported	$370,910	$375,539
Special items (pre-tax):
Rationalization and asset impairment charges (1)	15,188	25,285
Acquisition transaction and integration costs (2)	1,804	4,498
Amortization of step up in value of acquired inventories (3)	3,008	—
Gains on asset disposals (4)	(3,045)	—
Adjusted operating income	$387,865	$405,322
(1) Charges primarily consist of employee severance, gains or losses on the disposal of assets and non-cash asset impairment charges.
(2) Acquisition-related costs included in Selling, general & administrative expenses related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
(3) Charges represent the step up in value of acquired inventories related to the acquisitions of Baker and Askaynak and are included in Cost of goods sold.
(4) Gains related to the sale of properties and are primarily included in Cost of goods sold.

The following table presents the reconciliations of Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2019	2018
Net income as reported	$293,109	$287,066
Special items:
Rationalization and asset impairment charges (1)	15,188	25,285
Acquisition transaction and integration costs (2)	1,804	4,498
Pension settlement charges (3)	—	6,686
Amortization of step up in value of acquired inventories (4)	3,008	—
Gains on asset disposals (5)	(3,554)	—
Gain on change in control (6)	(7,601)	—
Tax effect of Special items (7)	(7,386)	(6,896)
Adjusted net income	$294,568	$316,639
Non-controlling interests in subsidiaries’ earnings (loss)	$(26)	$(73)
Interest expense, net	23,415	17,565
Income taxes as reported	75,410	81,667
Tax effect of Special items (7)	7,386	6,896
Adjusted EBIT	$400,753	$422,694
Effective tax rate as reported	20.5%	22.2%
Net special item tax impact	1.4%	(0.3%)
Adjusted effective tax rate	21.9%	21.9%
Diluted earnings per share as reported	$4.68	$4.37
Special items per share	0.02	0.45
Adjusted diluted earnings per share	$4.70	$4.82
(1) Charges consist of employee severance, gains or losses on the disposal of assets and other related costs, non-cash goodwill impairment charges and non-cash asset impairment charges.
(2) Acquisition-related costs related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
(3) Charges related to lump sum pension payments.
(4) Charges represent the step up in value of acquired inventories related to the acquisitions of Baker and Askaynak and are included in Cost of goods sold.
(5) Gains related to the sale of properties and are primarily included in Cost of goods sold.
(6) Gain on change in control related to the acquisition of Askaynak and is included in Other income (expense).

(7)
Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the year ended December 31, 2019. The prior year includes the net tax impact of Special items recorded during the period, including the net impact of the U.S. Tax Act of $399.

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
The following table reflects changes in key cash flow measures:

	Year Ended December 31,		$ Change
	2019	2018	2019 vs. 2018
Cash provided by operating activities(1)	$403,185	$329,152	$74,033
Cash provided by (used by) investing activities(2)	(192,823)	20,841	(213,664)
Capital expenditures	(69,615)	(71,246)	1,631
Acquisition of businesses, net of cash acquired	(134,717)	(101,792)	(32,925)
Purchase of marketable securities, net of proceeds	—	179,124	(179,124)
Cash used by financing activities(3)	(371,944)	(302,130)	(69,814)
Purchase of shares for treasury	(292,693)	(201,650)	(91,043)
Cash dividends paid to shareholders	(117,920)	(102,058)	(15,862)
Increase (decrease) in Cash and cash equivalents (4)	(159,286)	32,148
(1) Cash provided by operating activities increased for the twelve months ended December 31, 2019 compared with the twelve months ended December 31, 2018 primarily due to favorable changes in working capital and cash flows from tax payments and receipts.
(2) Cash used by investing activities increased predominantly due to cash used in the acquisition of businesses in 2019 and net proceeds from marketable securities in 2018. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2020. Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities increased in the twelve months ended December 31, 2019 compared with the twelve months ended December 31, 2018 due to higher purchases of common shares for treasury.
(4) Cash and cash equivalents decreased 44.4%, or $159,286, to $199,563 during the twelve months ended December 31, 2019, from $358,849 as of December 31, 2018. The decrease was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities.
The Company paid $117,920 and $102,058 in cash dividends to its shareholders in the twelve months ended December 31, 2019 and 2018, respectively, reflecting a 15.5% increase in dividends paid. In January 2020, the Company paid a cash dividend of $0.49 per share, or $29,690, to shareholders of record on December 31, 2019.
Working Capital Ratios

	December 31,
	2019	2018
Average operating working capital to net sales (1)	16.8%	16.5%
Days sales in Inventories	99.9	95.1
Days sales in Accounts receivable	51.4	52.7
Average days in Trade accounts payable	56.0	55.5

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
Debt
At December 31, 2019 and 2018, the fair value of long-term debt, including the current portion, was approximately $721,494 and $649,714, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. On October 20, 2016, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. Interest on the notes are payable semi-annually. The proceeds were used for general corporate purposes. The 2015 Notes and 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2019, the Company was in compliance with all of its debt covenants.
The Company's total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 14 years, respectively.
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”).  The Credit Agreement has a five-year term and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2019, the Company was in compliance with all of its covenants and had $23,000 of outstanding borrowings under the Credit Agreement.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
Short-term Borrowings
The Company had short-term borrowings included in Amounts due banks of $34,969 at December 31, 2019. Amounts due banks included borrowings on the Credit Agreement and borrowings of subsidiaries at weighted average interest rates of 4.9% at December 31, 2019.

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

ROIC as of December 31, were as follows:

Return on Invested Capital	2019	2018
Adjusted net income (1)	$294,568	$316,639
Plus: Interest expense (after-tax)	19,465	18,386
Less: Interest income (after-tax)	1,896	5,206
Net operating profit after taxes	312,137	329,819
Invested capital	1,566,348	1,590,252
Return on invested capital	19.9%	20.7%

(1)	See “Non-GAAP Financial Measures” section for a tabular reconciliation of Net income to Adjusted net income.
Contractual Obligations and Commercial Commitments
The Company's contractual obligations and commercial commitments as of December 31, 2019 are as follows:

	Payments Due By Period
	Total	2020	2021 to 2022	2023 to 2024	2025 and Beyond
Long-term debt, including current portion	$710,916	$101	$208	$10,607	$700,000
Interest on long-term debt (Note 9)	351,432	23,293	46,580	46,347	235,212
Operating leases (Note 18)	59,446	15,235	20,275	13,007	10,929
Purchase commitments (1)	194,553	191,446	2,996	111	—
Transition Tax (2) (Note 14)	20,532	3,024	3,024	5,032	9,452
Total	$1,336,879	$233,099	$73,083	$75,104	$955,593
_

(1)	Purchase commitments include contractual obligations for raw materials and services.

(2)	Federal income taxes on the Company's transition tax pursuant to the U.S. Tax Act is payable over eight years. Amounts reflect the utilization of 2017 overpayments and foreign tax credits.
As of December 31, 2019, there were $14,263 of tax liabilities related to unrecognized tax benefits and a $29,170 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur. Additionally, in connection with prior acquisitions, there were liabilities with total fair values as of December 31, 2019 of $470 for contingent consideration arrangements. The amount of future cash flows associated with these liabilities will be contingent upon actual results of the acquired entities.
Stock-Based Compensation
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2019, there were 3,017,391 common shares available for future grant under all plans.
Under these plans, options, restricted shares and restricted stock units granted were 372,738 in 2019 and 322,338 in 2018. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2019 and 2018.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2019 and 2018 was $16,624 and $18,554, respectively, with a related tax benefit of $4,151 and $4,632, respectively. As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock options, restricted shares and restricted stock units was $19,817, which is expected to be recognized over a weighted average period of approximately 2 years.
The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2019 was $34,138 and $30,960, respectively. The total intrinsic value of awards exercised during 2019 and 2018 was $13,964 and $4,779, respectively.
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
Critical Accounting Policies and Estimates
The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company's estimates have been determined to be reasonable. No material changes to the Company's accounting policies were made during 2019. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.
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
The Company maintains liabilities for unrecognized tax benefits related to uncertain income tax positions in various jurisdictions. The Company uses judgment in determining whether the technical merits of tax positions are more-likely-than-not to be sustained. Judgment is also used in measuring the related amount of tax benefit that qualifies for recognition, including the interpretation of applicable tax law, regulation and tax ruling.

Liabilities are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Liabilities can be affected by changes in applicable tax law, regulation, tax ruling or such other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for uncertain income tax positions; however, actual results may materially differ from these estimates. Refer to Note 14 to the consolidated financial statements for further discussion of uncertain income tax positions.
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
At December 31, 2019, the Company had approximately $120,696 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards, which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2019, a valuation allowance of $71,546 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
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
A significant element in determining the Company's pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan's portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 4.9% at December 31, 2019 and 2018, respectively. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and, for frozen plans, is amortized over the average remaining life expectancy of plan participants expected to receive benefits under the plan. During 2019, investment returns were a gain of 18.0% compared with a loss of 3.8% in 2018. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,200.
Another significant element in determining the Company's pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 3.0% at December 31, 2019 and 3.8% at December 31, 2018. A 10 basis point change in the discount rate would not have a significant impact to pension expense.
The Company's defined benefit plan expense was $261 and $3,068 in 2019 and 2018, respectively. Pension expense includes $266 and $6,289 in settlement charges in 2019 and 2018, respectively. The Company's defined contribution plan expense was $24,835 and $26,477 in 2019 and 2018, respectively. The Company expects total 2020 expense related to retirement plans to decrease by a range of approximately $1,000 to $2,000. The decrease is the result of lower interest cost. Refer to Note 12 to the consolidated financial statements for additional information.
The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $96,080 as of December 31, 2019 and $111,771 as of December 31, 2018. The decrease is primarily the result of higher investment returns and the amortization of net losses.
The Company does not expect to make significant contributions to the defined benefit plans in 2020.

Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 36% and 37% of total inventories at December 31, 2019 and 2018, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $75,292 at December 31, 2019 and $79,626 at December 31, 2018.
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
The fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.
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
Revenue is recognized when obligations under the terms of a contract are satisfied and control is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for goods or services. Substantially all of the Company's sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when the performance obligation is satisfied and control of the product is transferred to the customer based upon shipping terms. In addition, certain customized automation performance obligations are accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Less than 10% of the Company's Net sales are recognized over time.
The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of sales to arrive at Net sales at the same time the related revenue is recorded. Taxes collected by the Company, including sales tax and value added tax, are excluded from Net sales. The Company recognizes freight billed as a component of Net sales and shipping costs as a component of Cost of goods sold when control transfers to the customer. Sales commissions are expensed when incurred because the amortization period is generally one year or less. These costs are recorded within Selling, general and administrative expenses in the Company's Consolidated Statements of Income.
Refer to Note 2 to the consolidated financial statements for additional details.

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
Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2019 and a 100 basis point increase in effective interest rates at December 31, 2019. The derivative, borrowing and investment arrangements in effect at December 31, 2019 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company's current period consolidated financial statements.
Foreign Currency Exchange Risk
The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates.
At December 31, 2019, the Company hedged certain third-party and intercompany purchases and sales. The gross notional dollar amount of these foreign exchange contracts at December 31, 2019 was $59,982. At December 31, 2019, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $1,082.
The Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional dollar amount of these foreign exchange contracts at December 31, 2019 was $363,820. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $11,379 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements.
In addition, the Company has cross currency swaps to hedge the Company's net investment in European subsidiaries against adverse changes in exchange rates. The gross notional dollar value of these contracts is $50,000 as of December 31, 2019. At December 31, 2019, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $5,714.
Commodity Price Risk
From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The Company had no commodity contracts outstanding during 2019.
Interest Rate Risk
At December 31, 2019, the Company had various floating interest rate swaps used to convert $50,000 of its outstanding fixed-rate, long-term borrowings into short-term variable interest rates. The fixed-rate nature of the remaining long-term borrowings limits the Company's exposure to changes in near-term interest rates. An increase in interest expense resulting from a hypothetical increase of 100 basis points in the December 31, 2019 floating rate, would not materially affect the Company’s financial statements. A hypothetical 100 basis point increase to effective interest rates would also impact the fair value of interest rate swaps. However, any loss resulting from this hypothetical scenario would be offset by the associated gain on the underlying debt and have no impact on the Company’s consolidated financial statements.
The fair value of the Company's cash and cash equivalents at December 31, 2019 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under such framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
During 2019, the Company completed the acquisitions of Baker Industries Inc. ("Baker") and and Kaynak Tekniği Sanayi ve Ticaret A.Ş. ("Askaynak"). The results of operations are included in the Company's consolidated financial statements from the dates of acquisition and constituted 8.8% of consolidated total assets as of December 31, 2019 and 2.2% of consolidated net revenue for the year then ended. As permitted by guidance issued by the Securities and Exchange Commission, the Company has elected to exclude Baker and Askaynak from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2019, the Company implemented ASU 2016-02, Leases ("Topic 842"). The adoption of Topic 842 resulted in changes to processes and control activities related to lease accounting, including the implementation of a supporting information technology application.
In April 2019 and July 2019, the Company acquired Baker and Askaynak, respectively. The acquired businesses operated under their own set of systems and internal controls and the Company is currently maintaining those systems and much of that control environment until it is able to incorporate its processes into the Company's own systems and control environment. The Company expects to complete the incorporation of the acquired businesses operations into the Company's systems and control environment in fiscal year 2020.
There have been no other changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company is expected to file its 2020 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2019.
Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2020 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the 2020 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the 2020 proxy statement.
For further information on the Company's equity compensation plans, see Note 1 and Note 10 to the Company's consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the 2020 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the 2020 proxy statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Income – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets – December 31, 2019 and 2018
Consolidated Statements of Equity – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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

3.3
Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc., as amended on February 18, 2019 (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 21, 2019, SEC file No. 0-1402 and incorporated herein by reference and made a part hereof).

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, (filed herewith).
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

10.3
Amendment No. 1 to Note Purchase Agreement, dated as of April 1, 2015, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc. and the purchasers party thereto, dated July 30, 2019 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2019, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.11
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

10.13*
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

10.15*
Non-Employee Directors' Deferred Compensation Plan (Amended and Restated as of January 1, 2019) (filed as Exhibit 10.15 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof)).

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
10.18*
The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2019 (filed as Exhibit 10.20 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof)).

10.19*
Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2019, dated July 1, 2019 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended June 30, 2019, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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

10.27*
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

10.29*
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

10.31*
Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed as Exhibit 10.32 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

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
10.37*
Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.37 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof)).

10.38*	Form of Stock Option Agreement for Executive Officers (filed herewith).
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

10.42*
Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.41 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof)).

10.43*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.44*
Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.22 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.45*
Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.35 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.46*
Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.44 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof)).

10.47*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
10.48*
Form of Officer Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.49*
Form of Director Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (filed herewith).
31.1	Certification by the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification by the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.
By:	/s/ Gabriel Bruno
Gabriel Bruno Executive Vice President, Finance (principal accounting officer) February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher L. Mapes	/s/ Vincent K. Petrella
Christopher L. Mapes, Chairman, President and Chief Executive Officer (principal executive officer) February 27, 2020	Vincent K. Petrella, Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer) February 27, 2020

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno, Executive Vice President, Finance (principal accounting officer) February 27, 2020	Gabriel Bruno as Attorney-in-Fact for Curtis E. Espeland, Director February 27, 2020

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as Attorney-in-Fact for Patrick P. Goris, Director February 27, 2020	Gabriel Bruno as Attorney-in-Fact for Stephen G. Hanks, Director February 27, 2020

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as Attorney-in-Fact for Michael F. Hilton, Director February 27, 2020	Gabriel Bruno as Attorney-in-Fact for G. Russell Lincoln, Director February 27, 2020

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as Attorney-in-Fact for Kathryn Jo Lincoln, Director February 27, 2020	Gabriel Bruno as Attorney-in-Fact for William E. MacDonald, III, Director February 27, 2020

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as Attorney-in-Fact for Phillip J. Mason, Director February 27, 2020	Gabriel Bruno as Attorney-in-Fact for Ben Patel, Director February 27, 2020

/s/ Gabriel Bruno
Gabriel Bruno as Attorney-in-Fact for Hellene S. Runtagh, Director February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of acquired intangible assets
Description of the Matter
As described in Note 4 to the consolidated financial statements, the Company completed the acquisitions of Baker Industries, Inc. (Baker) and the controlling stake of Kaynak Tekniği Sanayi ve Ticaret A.Ş. (Askaynak) during the year ended December 31, 2019. The Company’s accounting for the acquisitions included determining the fair value of the intangible assets acquired, which primarily included trademarks and trade names, and customer relationships.

Auditing the Company's valuation of acquired intangible assets of Baker and Askaynak was complex due to the significant estimation required by management to determine the fair value of intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions utilized in the measurement of the fair value. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for acquired intangible assets. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of these acquired intangible assets, we performed audit procedures that included, among others, assessing the methodologies, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired businesses and to other relevant factors. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements regarding the acquisitions.

Uncertain tax positions
Description of the Matter
As disclosed in Note 14 to the consolidated financial statements, the Company operates in a multinational tax environment and is subject to laws and regulations in various jurisdictions, including U.S. federal, various U.S. state and non-U.S. jurisdictions. Uncertain tax positions may arise from interpretations and judgments made by the Company in the application of the relevant laws, regulations and tax rulings. The Company uses judgment in (1) determining whether the technical merits of tax positions in certain jurisdictions are more-likely-than-not to be sustained and (2) measuring the related amount of tax benefit that qualifies for recognition.
Auditing the tax positions related to certain jurisdictions was complex because the recognition and measurement of the tax positions is judgmental and is based on interpretations of laws, regulations and tax rulings.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess the technical merits of certain tax positions and controls over the Company’s process for accounting for uncertain tax positions. For example, our procedures included testing the Company’s controls to determine the application of the relevant laws, regulations and tax rulings, including management’s process to recognize and measure the related tax positions.
In testing the recognition and measurement of income tax positions, we involved tax professionals to assist in assessing the technical merits of the Company’s tax positions. In addition, we used our knowledge of and experience with the application of domestic and international income tax laws by the relevant tax authorities to evaluate the Company’s accounting for those tax positions. We also assessed the Company’s assumptions and data used to support the measurement of the related tax positions and tested the accuracy of the calculations. Lastly, we evaluated the Company’s income tax disclosures related to the Company’s uncertain tax positions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1923, but we are unable to determine the specific year.
Cleveland, OH
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from Baker Industries, Inc. (Baker) and Kaynak Tekniği Sanayi ve Ticaret A.Ş. (Askaynak), which are included in the 2019 consolidated financial statements of the Company and constituted 8.8% of consolidated total assets as of December 31, 2019 and 2.2% of consolidated net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the operations acquired from Baker and Askaynak.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Cleveland, Ohio

February 27, 2020

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$3,003,272	$3,028,674	$2,624,431
Cost of goods sold	1,995,685	2,000,153	1,749,324
Gross profit	1,007,587	1,028,521	875,107
Selling, general & administrative expenses	621,489	627,697	541,225
Rationalization and asset impairment charges (Notes 5 and 7)	15,188	25,285	6,590
Bargain purchase gain (Note 4)	—	—	(49,650)
Operating income	370,910	375,539	376,942
Interest expense, net	23,415	17,565	19,432
Other income (expense) (Note 13)	20,998	10,686	8,726
Income before income taxes	368,493	368,660	366,236
Income taxes (Note 14)	75,410	81,667	118,761
Net income including non-controlling interests	293,083	286,993	247,475
Non-controlling interests in subsidiaries' loss	(26)	(73)	(28)
Net income	$293,109	$287,066	$247,503

Basic earnings per share (Note 3)	$4.73	$4.42	$3.76
Diluted earnings per share (Note 3)	$4.68	$4.37	$3.71

Cash dividends declared per share	$1.90	$1.64	$1.44
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income including non-controlling interests	$293,083	$286,993	$247,475
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of $(58) in 2019; $346 in 2018; $17 in 2017	(68)	819	288
Defined pension plan activity, net of tax of $4,188 in 2019; $1,691 in 2018; $19,252 in 2017	11,503	3,228	10,662
Currency translation adjustment	6,735	(50,693)	71,016
Other comprehensive income (loss)	18,170	(46,646)	81,966
Comprehensive income	311,253	240,347	329,441
Comprehensive income (loss) attributable to non-controlling interests	255	(166)	87
Comprehensive income attributable to shareholders	$310,998	$240,513	$329,354
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$199,563	$358,849
Accounts receivable (less allowance for doubtful accounts of $16,002 in 2019; $12,827 in 2018)	374,649	396,885
Inventories, net (Note 17)	393,748	361,829
Other current assets	107,621	120,236
Total Current Assets	1,075,581	1,237,799
Property, plant and equipment, net (Note 1)	529,344	478,801
Intangibles, net (Note 5)	177,798	147,946
Goodwill (Note 5)	337,107	281,294
Deferred income taxes (Note 14)	14,275	20,395
Other assets	237,108	183,590
TOTAL ASSETS	$2,371,213	$2,349,825
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 9)	$34,857	$—
Trade accounts payable	273,002	268,600
Accrued employee compensation and benefits	83,033	94,202
Dividends payable	29,690	29,867
Other current liabilities	142,441	145,402
Current portion of long-term debt (Note 9)	112	111
Total Current Liabilities	563,135	538,182
Long-term debt, less current portion (Note 9)	712,302	702,549
Deferred income taxes (Note 14)	64,286	45,985
Other liabilities	212,413	175,517
Total Liabilities	1,552,136	1,462,233
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2019 and 2018; outstanding – 60,592,096 shares in 2019 and 63,545,878 shares in 2018	9,858	9,858
Additional paid-in capital	389,446	360,308
Retained earnings	2,736,481	2,564,440
Accumulated other comprehensive loss	(275,850)	(293,739)
Treasury shares, at cost – 37,989,338 shares in 2019 and 35,035,556 shares in 2018	(2,041,763)	(1,753,925)
Total Shareholders' Equity	818,172	886,942
Non-controlling interests	905	650
Total Equity	819,077	887,592
TOTAL LIABILITIES AND EQUITY	$2,371,213	$2,349,825
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2016	65,674	$9,858	$309,417	$2,236,071	$(329,037)	$(1,514,832)	$729	$712,206
Net income				247,503			(28)	247,475
Unrecognized amounts from defined benefit pension plans, net of tax					10,662			10,662
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					288			288
Currency translation adjustment					70,901		115	71,016
Cash dividends declared – $1.44 per share				(95,355)				(95,355)
Stock-based compensation activity	470		24,892			4,433		29,325
Purchase of shares for treasury	(481)					(43,164)		(43,164)
Balance at December 31, 2017	65,663	9,858	334,309	2,388,219	(247,186)	(1,553,563)	816	932,453
Net income				287,066			(73)	286,993
Unrecognized amounts from defined benefit pension plans, net of tax					3,228			3,228
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					819			819
Currency translation adjustment					(50,600)		(93)	(50,693)
Cash dividends declared – $1.64 per share				(106,802)				(106,802)
Stock-based compensation activity	158		21,956			1,288		23,244
Purchase of shares for treasury	(2,275)					(201,650)		(201,650)
Other			4,043	(4,043)				—
Balance at December 31, 2018	63,546	9,858	360,308	2,564,440	(293,739)	(1,753,925)	650	887,592
Net income				293,109			(26)	293,083
Unrecognized amounts from defined benefit pension plans, net of tax					11,503			11,503
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(68)			(68)
Currency translation adjustment					6,454		281	6,735
Cash dividends declared – $1.90 per share				(117,950)				(117,950)
Stock-based compensation activity	467		26,116			4,855		30,971
Purchase of shares for treasury	(3,421)					(292,693)		(292,693)
Other			3,022	(3,118)				(96)
Balance at December 31, 2019	60,592	$9,858	$389,446	$2,736,481	$(275,850)	$(2,041,763)	$905	$819,077
See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$293,109	$287,066	$247,503
Non-controlling interests in subsidiaries' loss	(26)	(73)	(28)
Net income including non-controlling interests	293,083	286,993	247,475
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (gains) (Notes 5 and 7)	3,500	(5,978)	1,441
Bargain purchase gain (Note 4)	—	—	(49,650)
Net impact of U.S. Tax Act (Note 14)	—	399	28,616
Depreciation and amortization	81,487	72,346	68,115
Equity earnings in affiliates, net	(1,427)	(3,034)	(337)
Deferred income taxes (Note 14)	13,019	1,490	4,058
Stock-based compensation (Note 10)	16,624	18,554	12,698
Pension expense, settlements and curtailments (Note 12)	261	3,068	2,517
Gain on change in control	(7,601)	—	—
Other, net	(8,416)	(11,002)	1,402
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	50,394	(4,061)	(16,811)
(Increase) decrease in inventories	(12,023)	(23,904)	19,448
Decrease (increase) in other current assets	14,269	1,324	(8,143)
(Decrease) increase in trade accounts payable	(8,339)	3,636	17,871
Decrease in other current liabilities	(31,223)	(13,657)	(13)
Net change in other assets and liabilities	(423)	2,978	6,158
NET CASH PROVIDED BY OPERATING ACTIVITIES	403,185	329,152	334,845
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(69,615)	(71,246)	(61,656)
Acquisition of businesses, net of cash acquired (Note 4)	(134,717)	(101,792)	(72,468)
Proceeds from sale of property, plant and equipment	9,509	16,755	2,301
Purchase of marketable securities	—	(268,335)	(205,584)
Proceeds from marketable securities	—	447,459	65,380
Other investing activities	2,000	(2,000)	—
NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES	(192,823)	20,841	(272,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	24,429	(835)	(491)
Proceeds from long-term borrowings	—	—	34
Payments on long-term borrowings	(107)	(107)	(39)
Proceeds from exercise of stock options	14,347	4,690	16,627
Purchase of shares for treasury	(292,693)	(201,650)	(43,164)
Cash dividends paid to shareholders	(117,920)	(102,058)	(92,452)
Other financing activities	—	(2,170)	(15,552)
NET CASH USED BY FINANCING ACTIVITIES	(371,944)	(302,130)	(135,037)
Effect of exchange rate changes on cash and cash equivalents	2,296	(15,715)	19,741
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(159,286)	32,148	(52,478)
Cash and cash equivalents at beginning of year	358,849	326,701	379,179
CASH AND CASH EQUIVALENTS AT END OF YEAR	$199,563	$358,849	$326,701
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
General Information
The Company is the world leader in the design, development and manufacture of arc welding products, automated joining, assembly and cutting systems, plasma and oxy-fuel cutting equipment. The Company also has a leading global position in brazing and soldering alloys.
The Company's products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.
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
Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $5,291, $4,885 and $5,654 in 2019, 2018 and 2017, respectively.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“ LIFO”) basis. At December 31, 2019 and 2018, approximately 36% and 37% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 17 to the consolidated financial statements for additional details.
Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $24,088 and $24,502 at December 31, 2019 and 2018, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Prepaid Expenses
Prepaid expenses include prepaid insurance, prepaid rent, prepaid service contracts and other prepaid items. Prepaid expenses are included in Other current assets in the accompanying Consolidated Balance Sheets and amounted to $17,437 and $17,078 at December 31, 2019 and 2018, respectively.
Equity Investments
Investments in businesses which the Company does not own a majority interest and does not have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company's 50% ownership interest in equity investments includes investments in Turkey and Chile at December 31, 2018. During July 2019, the Company acquired the controlling stake of its equity investment in Kaynak Tekniği Sanayi ve Ticaret A.Ş. (“Askaynak”), located in Turkey. The financial statements of Askaynak were consolidated into the Company at that time. The amount of retained earnings that represents undistributed earnings of the Company's equity investments was $2,581 and $22,704 at December 31, 2019 and 2018, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation and amortization are computed using a straight-line method over useful lives ranging from 3 years to 20 years for machinery, tools and equipment, and up to 40 years for buildings. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur.
Routine maintenance, repairs and replacements are expensed as incurred. The Company capitalizes interest costs associated with long-term construction in progress.
Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2019	2018
Land	$71,676	$61,784
Buildings	427,165	414,698
Machinery and equipment	856,272	781,136
	1,355,113	1,257,618
Less accumulated depreciation	825,769	778,817
Total	$529,344	$478,801

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
In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
Product Warranties
The Company accrues for product warranty claims based on historical experience and the expected material and labor costs to provide warranty service. Warranty services are generally provided for periods up to 3 years from the date of sale. The accrual for product warranty claims is included in Other current liabilities. Refer to Note 20 to the consolidated financial statements for additional details.
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
Revenue is recognized when obligations under the terms of a contract are satisfied and control is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for goods or services. Substantially all of the Company's sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when the performance obligation is satisfied and control of the product is transferred to the customer based upon shipping terms. In addition, certain customized automation performance obligations are accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Less than 10% of the Company's Net sales are recognized over time.
The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of sales to arrive at Net sales at the same time the related revenue is recorded. Taxes collected by the Company, including sales tax and value added tax, are excluded from Net sales. The Company recognizes freight billed as a component of Net sales and shipping costs as a component of Cost of goods sold when control transfers to the customer. Sales commissions

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

are expensed when incurred because the amortization period is generally one year or less. These costs are recorded within Selling, general and administrative expenses in the Company's Consolidated Statements of Income.
The Company’s payment terms vary by the type and location of the customer and the products or services offered. The Company does not offer any payment terms that would meet the requirements for consideration as a financing component under Topic 606.
Refer to Note 2 to the consolidated financial statements for additional details.
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
Financial Instruments
The Company uses derivative instruments to manage exposures to interest rates, commodity prices and currency exchange rate fluctuations on certain purchase and sales transactions, balance sheet and net investment exposures. Derivative contracts to hedge currency and commodity exposures are generally written on a short-term basis, but may cover exposures for up to 3 years while interest rate contracts may cover longer periods consistent with the terms of the underlying debt. The Company does not enter into derivatives for trading or speculative purposes.
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
Research and Development
Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $56,845, $54,168 and $47,899 in 2019, 2018 and 2017, respectively.
Bonus
Included in Selling, general & administrative expenses are the costs related to the Company's discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs. Bonus costs were $100,381, $123,799 and $97,392 in 2019, 2018 and 2017, respectively.
Income Taxes
Deferred income taxes are recognized at currently enacted tax rates for temporary differences between the GAAP and income tax basis of assets and liabilities and operating loss and tax credit carry-forwards. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized.
The Company maintains liabilities for unrecognized tax benefits related to uncertain income tax positions in various jurisdictions. The Company uses judgment in determining whether the technical merits of tax positions are more-likely-than-not to be sustained. Judgment is also used in measuring the related amount of tax benefit that qualifies for recognition, including the interpretation of applicable tax law, regulation and tax ruling.
Provisions of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act") became effective for the Company in 2018. The Foreign-Derived Intangible Income (“FDII”) provision generates a deduction against the Company’s U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held by the Company in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires the Company to subject to U.S. taxation a portion of its foreign subsidiary earnings that exceed an allowable return. The Company elects to treat any Global Intangible Low-Taxed Income (“GILTI”) inclusion as a period expense in the year incurred. Refer to Note 14 to the consolidated financial statements for additional details.
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
Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company. Refer to Note 4 to the consolidated financial statements for additional details.
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
The following ASUs were adopted as of January 1, 2019 and did not have a significant financial impact on the Company's consolidated financial statements unless otherwise described within the table below:

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

ASU No. 2016-02, Leases (Topic 842), issued February 2016
ASU 2016-02 ("Topic 842") aims to increase transparency and comparability among organizations by recognizing a right-of-use asset and lease liability on the balance sheet for all leases with a lease term greater than twelve months. Topic 842 also requires the disclosure of key information about leasing agreements. The Company adopted Topic 842 using the modified retrospective transition option of applying the new standard at the adoption date. The Company also elected the package of practical expedients, which among other things, allows it to not reassess the identification, classification and initial direct costs of leases commencing before the effective date of Topic 842. Refer to Note 18 to the consolidated financial statements for further details.

The Company is currently evaluating the impact on its financial statements of the following ASUs:

Standard	Description
ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), issued August 2018.
ASU 2018-14 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU also requires an entity to disclose the weighted-average interest crediting rates for cash balance plans and to explain the reasons for significant gains and losses related to changes in the benefit obligation. The ASU is effective January 1, 2020.

ASU No. 2018-13, Fair Value Measurement (Topic 944), issued August 2018.
ASU 2018-13 eliminates, amends and adds disclosure requirements related to fair value measurements. The ASU impacts various elements of fair value disclosure, including but not limited to, changes in unrealized gains or losses, significant unobservable inputs and measurement uncertainty. The ASU is effective January 1, 2020.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), issued June 2016.
ASU 2016-13 modifies disclosure and measurement requirements related to credit losses. The ASU impacts various financial instruments, including but not limited to, trade receivables. Topic 326 requires that an entity estimate impairment of trade receivables based on expected losses rather than incurred losses. The ASU is effective January 1, 2020.

ASU No. 2019-12, Income Taxes (Topic 740), issued December 2019.
ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective January 1, 2021 and early adoption is permitted.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

	Year Ended December 31,
	2019	2018
Consumables	$1,715,002	$1,755,652
Equipment	1,288,270	1,273,022
Net sales	$3,003,272	$3,028,674

Consumable sales consist of electrodes, fluxes, specialty welding consumables and brazing and soldering alloys. Equipment sales consist of arc welding power sources, welding accessories, fabrication, plasma cutters, wire feeding systems, automated joining, assembly and cutting systems, fume extraction equipment, CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. Consumable and Equipment products are sold within each of the Company’s operating segments.
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
At December 31, 2019, the Company recorded $16,040 related to advance customer payments and $16,274 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Consolidated Balance Sheets. At December 31, 2018, the balances related to advance customer payments and billings in excess of revenue recognized were $17,023 and $17,013, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2019 and 2018, $33,566 and $25,032, respectively, related to these future customer receivables was included in Other current assets in the Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$293,109	$287,066	$247,503
Denominator:
Basic weighted average shares outstanding	61,960	64,886	65,739
Effect of dilutive securities - Stock options and awards	698	796	904
Diluted weighted average shares outstanding	62,658	65,682	66,643
Basic earnings per share	$4.73	$4.42	$3.76
Diluted earnings per share	$4.68	$4.37	$3.71

For the years ended December 31, 2019, 2018 and 2017, common shares subject to equity-based awards of 524,110, 324,688 and 157,033, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – ACQUISITIONS

During July 2019, the Company acquired the controlling stake in Askaynak. Askaynak, based in Turkey, is a supplier and manufacturer of welding consumables, arc welding equipment, including plasma and oxy-fuel cutting equipment and robotic welding systems. The acquisition advances the Company's regional growth strategy in Europe, the Middle East and Africa.
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
Also during December 2018, the Company acquired Coldwater Machine Company (“Coldwater”) and Pro Systems. Coldwater, based in Coldwater, Ohio, is a flexible automation integrator and precision machining and assembly manufacturer serving diverse end markets. Pro Systems, based in Churubusco, Indiana, is an automation systems designer and integrator serving automotive, industrial, electrical and medical applications. The acquisitions accelerated growth and expanded the Company’s industry-leading portfolio of automated cutting and joining solutions.
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

(3)
$7,099 of the intangible asset balance was assigned to a trade name. Of the remaining amount, $1,183 was assigned to a finite-lived trade name (10 year weighted average useful life) and $3,433 was assigned to other intangible assets (9 year weighted average life).

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

(4)	Consists primarily of other accrued liabilities.
(5) Reflects a receivable from seller for an agreed upon purchase price adjustment. The payment of $10,983 was received in the first quarter of 2018.
In 2019, 2018 and 2017, the Company recognized $1,804, $4,498 and $15,002, respectively, in acquisition transaction and integration costs related to the acquisition of Air Liquide Welding. Such costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Income.
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
NOTE 5 – GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2019 and 2018 were as follows:

	Americas Welding	International Welding	The Harris Products Group	Consolidated
Balance as of December 31, 2017	$197,259	$25,667	$11,656	$234,582
Additions and adjustments (1)	44,408	1,224	6,525	52,157
Foreign currency translation	(2,452)	(2,643)	(350)	(5,445)
Balance as of December 31, 2018	239,215	24,248	17,831	281,294
Additions and adjustments (2)	37,346	17,254	(613)	53,987
Foreign currency translation	1,935	(28)	(81)	1,826
Balance as of December 31, 2019	$278,496	$41,474	$17,137	$337,107

(1)
Additions to Americas Welding reflect goodwill recognized in the acquisitions of Coldwater, Pro Systems and Inovatech in 2018. Additions to The Harris Products Group reflect goodwill recognized in the acquisition of Worthington in 2018.

(2) Additions to Americas Welding reflect goodwill recognized in the acquisition of Baker in 2019. Additions to International Welding reflect goodwill recognized in the acquisition of Askaynak in 2019.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$22,020		$23,385
Intangible assets subject to amortization
Trademarks and trade names	$65,957	$31,284	$50,458	$26,357
Customer relationships	140,198	62,242	113,837	52,518
Patents	25,931	13,633	26,848	13,307
Other	70,463	39,612	60,373	34,773
Total intangible assets subject to amortization	$302,549	$146,771	$251,516	$126,955

During 2019, the Company acquired intangible assets either individually or as part of a group of assets, with an initial purchase price allocation and weighted-average lives as follows:

	Year Ended December 31, 2019
	Purchase Price Allocation	Weighted Average Life
Acquired intangible assets subject to amortization
Trademarks and trade names	14,500	9
Customer relationships	27,600	10
Other	7,970	9
Total acquired intangible assets subject to amortization	50,070

Aggregate amortization expense was $20,755, $15,744 and $15,671 for 2019, 2018 and 2017, respectively. Estimated annual amortization expense for intangible assets for each of the next five years is $22,002 in 2020, $21,191 in 2021, $20,267 in 2022, $18,247 in 2023 and $15,740 in 2024.

NOTE 6 – SEGMENT INFORMATION
The Company's primary business is the design, development and manufacture of arc welding products, automated joining, assembly and cutting systems, plasma and oxy-fuel cutting equipment. The Company also has a leading global position in brazing and soldering alloys.
The Company's products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.
The Company has aligned its organizational and leadership structure into three operating segments to support growth strategies and enhance the utilization of the Company's worldwide resources and global sourcing initiatives. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company's global cutting, soldering and brazing businesses as well as its retail business in the United States.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes ("Adjusted EBIT") profit measure. EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2019, 2018 and 2017 approximately 36%, 37% and 32%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm's length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Financial information for the reportable segments follows:

	Americas Welding (1)	International Welding (2)	The Harris Products Group (3)	Corporate / Eliminations (4)	Consolidated
For the Year Ended December 31, 2019
Net sales	$1,815,746	$854,376	$333,150	$—	$3,003,272
Inter-segment sales	123,342	17,691	7,487	(148,520)	$—
Total	$1,939,088	$872,067	$340,637	$(148,520)	$3,003,272
Adjusted EBIT	$315,719	$50,281	$45,701	$(10,948)	$400,753
Special items charge (gain)	3,115	2,156	1,770	1,804	$8,845
EBIT	$312,604	$48,125	$43,931	$(12,752)	$391,908
Interest income					2,527
Interest expense					(25,942)
Income before income taxes					$368,493

Total assets	$1,490,395	$831,759	$203,602	$(154,543)	$2,371,213
Equity investments in affiliates	4,274	—	—	—	$4,274
Capital expenditures	39,106	23,126	7,383	—	$69,615
Depreciation and amortization	55,300	22,013	4,636	(462)	$81,487
For the Year Ended December 31, 2018
Net sales	$1,806,514	$919,771	$302,389	$—	$3,028,674
Inter-segment sales	118,936	18,576	6,969	(144,481)	$—
Total	$1,925,450	$938,347	$309,358	$(144,481)	$3,028,674
Adjusted EBIT	$340,744	$54,273	$36,564	$(8,887)	$422,694
Special items charge (gain)	6,686	25,285	—	4,498	$36,469
EBIT	$334,058	$28,988	$36,564	$(13,385)	$386,225
Interest income					6,938
Interest expense					(24,503)
Income before income taxes					$368,660

Total assets	$1,418,905	$827,132	$203,095	$(99,307)	$2,349,825
Equity investments in affiliates	4,204	27,024	—	—	$31,228
Capital expenditures	42,053	26,284	2,909	—	$71,246
Depreciation and amortization	47,008	22,384	3,045	(91)	$72,346
For the Year Ended December 31, 2017
Net sales	$1,609,779	$724,024	$290,628	$—	$2,624,431
Inter-segment sales	97,382	18,860	8,190	(124,432)	$—
Total	$1,707,161	$742,884	$298,818	$(124,432)	$2,624,431
Adjusted EBIT	$291,866	$41,721	$36,442	$309	$370,338
Special items charge	9,242	10,076	—	(34,648)	$(15,330)
EBIT	$282,624	$31,645	$36,442	$34,957	$385,668
Interest income					4,788
Interest expense					(24,220)
Income before income taxes					$366,236

Total assets	$1,253,411	$919,995	$175,151	$57,990	$2,406,547
Equity investments in affiliates	4,037	24,489	—	—	$28,526
Capital expenditures	43,158	14,549	3,949	—	$61,656
Depreciation and amortization	47,038	18,364	2,885	(172)	$68,115

(1)	2019 special items reflect Rationalization and asset impairment charges of $1,716 and amortization of step up in value of acquired inventories of $1,399 related to the acquisition of Baker.
2018 special items reflect pension settlement charges of $6,686 in Americas Welding related to lump sum pension payments.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

2017 special items reflect pension settlement charges of $8,150 related to lump sum pension payments, as well as non-cash charges of $1,091 related to the impairment of goodwill.

(2)
2019 special items reflect Rationalization and asset impairment charges of $11,702, amortization of step up in value of acquired inventories of $1,609 related to the acquisition of Askaynak, gains on disposals of assets of $3,554 and a gain on change in control of $7,601 related to the acquisition of Askaynak.

2018 special items reflect Rationalization and asset impairment charges of $25,285 related to employee severance, asset impairments, gains or losses on disposal of assets and other related costs.
2017 special items reflect amortization of step up in value of acquired inventories of $4,578 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements, as well as Rationalization and asset impairment charges of $5,498 related to employee severance, asset impairments and other related costs.

(3)	2019 special items reflect Rationalization and asset impairment charges of $1,770.

(4)	2019 special items reflect acquisition transaction and integration costs of $1,804 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
2018 special items reflect acquisition transaction and integration costs of $4,498 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
2017 special items reflect a bargain purchase gain of $49,650 and acquisition transaction and integration costs of $15,002 related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
Export sales (excluding inter-company sales) from the United States were $147,145 in 2019, $160,064 in 2018 and $151,630 in 2017. No individual customer comprised more than 10% of the Company's total revenues for any of the three years ended December 31, 2019.
The geographic split of the Company's Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2019	2018	2017
Net sales:
United States	$1,615,483	$1,554,688	$1,388,816
Foreign countries	1,387,789	1,473,986	1,235,615
Total	$3,003,272	$3,028,674	$2,624,431

	December 31,
	2019	2018	2017
Property, plant and equipment, net:
United States	$250,923	$214,943	$194,491
Foreign countries	278,566	264,110	282,931
Eliminations	(145)	(252)	(391)
Total	$529,344	$478,801	$477,031

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded rationalization and asset impairment net charges of $15,188, $25,285 and $6,590 for the years ended December 31, 2019, 2018 and 2017, respectively. The charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets. A description of each restructuring plan and the related costs follows:
International Welding Plans:
During 2019, the Company initiated rationalization plans within International Welding. The plans primarily include headcount restructuring to better align the cost structures with economic conditions and operating needs. At December 31, 2019, liabilities relating to the International Welding plans of $7,905 were recognized in Other current liabilities. The Company does not anticipate significant additional charges related to the completion of these plans.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. Liabilities related to these plans were substantially paid at December 31, 2019.
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

Consolidated
Balance at December 31, 2017	$6,803
Payments and other adjustments	(26,874)
Charged to expense	31,263
Balance at December 31, 2018	$11,192
Payments and other adjustments	(14,678)
Charged to expense	11,688
Balance at December 31, 2019	$8,202

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in AOCI by component, net of taxes, for the years ended December 31, 2019 and 2018:

	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2017	$875		$(85,277)		$(162,784)		$(247,186)
Other comprehensive income (loss) before reclassification	624		(4,396)	(2)	(50,600)	(3)	(54,372)
Amounts reclassified from AOCI	195	(1)	7,624	(2)	—		7,819
Net current-period other comprehensive income (loss)	819		3,228		(50,600)		(46,553)
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	1,007		8,213	(2)	6,454	(3)	15,674
Amounts reclassified from AOCI	(1,075)	(1)	3,290	(2)	—		2,215
Net current-period other comprehensive income (loss)	(68)		11,503		6,454		17,889
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)

(1)
During 2019, this AOCI reclassification is a component of Net sales of $719 (net of tax of $256 and Cost of goods sold of $(356) (net of tax of $(98)); during 2018, the reclassification is a component of Net sales of $(152) (net of tax of $(73)) and Cost of goods sold of $43 (net of tax of $(40)). Refer to Note 15 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $4,188 and $1,691 during the years ended December 31, 2019 and 2018, respectively). Refer to Note 12 to the consolidated financial statements for additional details.

(3)
The Other comprehensive income before reclassifications excludes $281 and $(93) attributable to Non-controlling interests in the years ended December 31, 2019 and 2018, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. Refer to the Consolidated Statements of Equity for additional details.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 9 – DEBT
At December 31, 2019 and 2018, debt consisted of the following:

	December 31,
	2019	2018
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,282 and $1,392 at December 31, 2019 and 2018, respectively), swapped $50,000 to variable interest rates of 2.4% to 2.6%	$701,681	$691,877
Other borrowings due through 2023, interest up to 2.0%	10,733	10,783
	712,414	702,660
Less current portion	112	111
Long-term debt, less current portion	712,302	702,549
Short-term debt
Amounts due banks, weighted average interest at 4.9% in 2019	34,857	—
Current portion long-term debt	112	111
Total short-term debt	34,969	111
Total debt	$747,271	$702,660

At December 31, 2019 and 2018, the fair value of long-term debt, including the current portion, was approximately $721,494 and $649,714, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.
Senior Unsecured Notes
On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. On October 20, 2016 the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. Interest on the notes are payable semi-annually. The proceeds were used for general corporate purposes. The 2015 Notes and 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2019, the Company was in compliance with all of its debt covenants.
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

The Company's total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 14 years, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”).  The Credit Agreement has a term of 5 years and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Company amended and restated the Credit Agreement on June 30, 2017, extending the maturity of the line of credit to June 30, 2022. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio.  As of December 31, 2019, the Company was in compliance with all of its covenants and had $23,000 of outstanding borrowings under the Credit Agreement.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2019, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
Other
Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2019 are $34,969 in 2020, $119 in 2021, $105 in 2022, $10,607 in 2023, $0 in 2024 and $700,000 thereafter. Total interest paid was $24,950 in 2019, $23,790 in 2018 and $23,820 in 2017. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and adjustments to the swap contract discussed in Note 16 to the consolidated financial statements.

NOTE 10 – STOCK PLANS
On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company's common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company's common shares. At December 31, 2019, there were 3,017,391 common shares available for future grant under all plans.
Stock Options
The following table summarizes stock option activity for the year ended December 31, 2019 under all Plans:

	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	1,431,038	$63.19
Options granted	201,881	88.44
Options exercised	(314,629)	45.60
Balance at end of year	1,318,290	71.25
Exercisable at end of year	943,715	64.34

Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of 3 years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company's common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2019. In 2019, all options issued were under the Employee Plan.
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

	2019	2018	2017
Expected volatility	25.98%	25.36%	25.77%
Dividend yield	2.42%	1.92%	1.62%
Risk-free interest rate	2.49%	2.69%	1.90%
Expected option life (years)	4.6	4.6	4.5
Weighted average fair value per option granted during the year	$17.46	$18.97	$17.50

The following table summarizes non-vested stock options for the year ended December 31, 2019:

	Number of Options	Weighted Average Fair Value at Grant Date
Balance at beginning of year	360,444	$17.21
Granted	201,881	17.46
Vested	(187,750)	16.04
Balance at end of year	374,575	17.93

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2019 was $34,138 and $30,960, respectively. The total intrinsic value of awards exercised during 2019, 2018 and 2017 was $13,964, $4,779 and $19,328, respectively. The total fair value of options that vested during 2019, 2018 and 2017 was $3,012, $3,511 and $3,040, respectively.
The following table summarizes information about awards outstanding as of December 31, 2019:

	Outstanding			Exercisable
Exercise Price Range	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Under $49.99	219,050	$42.31	2.3	219,050	$42.31	2.3
$50.00 - $59.99	192,609	58.11	6.1	192,609	58.11	6.1
Over $60.00	906,631	81.04	6.8	532,056	75.67	5.5
	1,318,290		5.9	943,715		4.9

Restricted Share Awards ("RSAs")
The following table summarizes restricted share award activity for the year ended December 31, 2019 under all Plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	12,438	$80.98
Shares vested	(12,438)	94.71
Balance at end of year	—	—

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")
The following table summarizes RSU and PSU activity for the year ended December 31, 2019 under all Plans:

	Number of Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	506,030	$75.69
Units granted	170,857	87.55
Units vested	(186,224)	60.69
Units forfeited	(9,534)	82.30
Balance at end of year	481,129	85.58

RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of 3 years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 30,955 RSUs to common shares in 2019 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2019, 129,621 RSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2019, 128,715 RSUs were issued under the Employee Plan and the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.3 years as of December 31, 2019.
PSUs are valued at the quoted market price on the grant date. PSUs vest over a period of 3 years and are based on the Company's performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2019, the Company issued 42,142 PSU's and has 98,065 PSUs outstanding under the Employee Plan at a weighted average fair value of $88.19 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.2 years as of December 31, 2019.
Stock-Based Compensation Expense
Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2019, 2018 and 2017 was $16,624, $18,554 and $12,698, respectively. The related tax benefit for 2019, 2018 and 2017 was $4,151, $4,632 and $4,861, respectively. As of December 31, 2019, total unrecognized stock-based compensation expense related to non-vested stock options, RSAs, RSUs and PSUs was $19,817, which is expected to be recognized over a weighted average period of approximately 2 years.
Lincoln Stock Purchase Plan
The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 13,300 in 2019, 8,324 in 2018 and 10,458 in 2017.

NOTE 11 – COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to $55 million of the Company's common shares. At management's discretion, the Company repurchases its common shares from time to time in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2019, the Company purchased a total of 3.4 million shares for $288,134 at an average cost per share of $85.52. As of December 31, 2019, there remained 2.8 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.
On February 12, 2020, the Company's Board of Director's approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to $10 million shares of its outstanding common stock.

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
Obligations and Funded Status

	December 31,
	2019		2018
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$438,945	$168,811	$507,075	$193,523
Service cost	140	2,908	139	3,252
Interest cost	18,610	3,739	18,084	3,703
Plan participants' contributions	—	153	—	196
Acquisitions & other adjustments	—	(1,864)	—	(5,322)
Actuarial (gain) loss	58,842	10,653	(46,924)	(5,674)
Benefits paid	(24,026)	(8,961)	(7,973)	(9,723)
Settlements/curtailments (1)	—	(1,256)	(31,456)	(1,886)
Currency translation	—	2,675	—	(9,258)
Benefit obligations at end of year	492,511	176,858	438,945	168,811

Change in plan assets
Fair value of plan assets at beginning of year	512,078	100,187	568,388	113,344
Actual return on plan assets	100,744	9,743	(23,012)	(2,855)
Employer contributions	—	2,210	690	2,087
Plan participants' contributions	—	153	—	196
Acquisitions & other adjustments	—	(2,651)	—	586
Benefits paid	(23,271)	(6,120)	(7,047)	(5,904)
Settlements (1)	—	(920)	(26,941)	(1,455)
Currency translation	—	3,071	—	(5,812)
Fair value of plan assets at end of year	589,551	105,673	512,078	100,187

Funded status at end of year	97,040	(71,185)	73,133	(68,624)
Unrecognized actuarial net loss	67,050	28,543	85,624	25,581
Unrecognized prior service cost	—	457	—	534
Unrecognized transition assets, net	—	30	—	32
Net amount recognized	$164,090	$(42,155)	$158,757	$(42,477)

(1)	Settlements in 2018 resulting from lump sum pension payments.
The Company did not make significant contributions to the defined benefit plans in the United States in 2019 or 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2019 were $70,205, $320 and $21, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement. The pre-tax amounts of unrecognized actuarial net loss, prior service credits and transition obligations expected to be recognized as components of net periodic benefit cost during 2020 are $3,105, $60 and $3, respectively.
Amounts Recognized in Consolidated Balance Sheets

		December 31,
	2019		2018
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Prepaid pensions (1)	$111,879	$—	$87,786	$77
Accrued pension liability, current (2)	(739)	(2,847)	(786)	(2,996)
Accrued pension liability, long-term (3)	(14,100)	(68,338)	(13,867)	(65,705)
Accumulated other comprehensive loss, excluding tax effects	67,050	29,030	85,624	26,147
Net amount recognized in the balance sheets	$164,090	$(42,155)	$158,757	$(42,477)

(1) Included in Other assets.
(2) Included in Other current liabilities.
(3) Included in Other liabilities.
Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2019		2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$140	$2,908	$139	$3,252	$608	$2,678
Interest cost	18,610	3,739	18,084	3,703	19,497	3,253
Expected return on plan assets	(24,980)	(4,430)	(27,052)	(5,057)	(31,530)	(4,270)
Amortization of prior service cost	—	58	—	1	—	15
Amortization of net loss	1,654	2,296	1,498	2,211	2,133	1,881
Settlement/curtailment loss (gain) (1)	—	266	6,686	(397)	8,150	102
Pension cost for defined benefit plans	$(4,576)	$4,837	$(645)	$3,713	$(1,142)	$3,659

(1)	Pension settlement charges resulting from lump sum pension payments.
The components of Pension cost for defined benefit plans, other than service cost, are included in Other income (expense) in the Company's Consolidated Statements of Income.
Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2019		2018
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Projected benefit obligation	$14,794	$169,455	$14,653	$158,746
Accumulated benefit obligation	14,521	164,203	14,406	152,724
Fair value of plan assets	—	98,434	—	90,076

The total accumulated benefit obligation for all plans was $663,163 as of December 31, 2019 and $600,998 as of December 31, 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Benefit Payments for Plans
Benefits expected to be paid for the plans are as follows:

	U.S. pension plans	Non-U.S. pension plans
Estimated Payments
2020	$36,785	$8,282
2021	31,465	8,348
2022	32,045	7,793
2023	34,763	7,589
2024	33,550	8,550
2025 through 2029	140,878	39,551

Assumptions
Weighted average assumptions used to measure the benefit obligation for the Company's significant defined benefit plans as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019		2018
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Discount Rate	3.4%	1.7%	4.4%	2.3%
Rate of increase in compensation	2.5%	2.6%	2.5%	2.6%

Weighted average assumptions used to measure the net periodic benefit cost for the Company's significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2019		2018		2017
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Discount rate	4.4%	2.3%	3.7%	2.0%	4.2%	2.2%
Rate of increase in compensation	2.5%	2.8%	2.5%	2.7%	2.5%	2.5%
Expected return on plan assets	5.0%	4.5%	5.0%	4.6%	6.0%	4.5%

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
Pension Plans' Assets
The primary objective of the pension plans' investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans' assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. The target allocation for plan assets is 5% to 15% equity securities and 85% to 95% debt securities.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2019:

	Pension Plans' Assets at Fair Value as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$11,263	$—	$—	$11,263
Fixed income securities (1)
U.S. government bonds	46,048	—	—	46,048
Corporate debt and other obligations	—	482,203	—	482,203
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)				124,389
Private equity funds (4)				31,321
Total investments at fair value	$57,311	$482,203	$—	$695,224
The following table sets forth, by level within the fair value hierarchy, the pension plans' assets as of December 31, 2018:

	Pension Plans' Assets at Fair Value as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$13,029	$—	$—	$13,029
Equity securities (5)	3,851	—	—	3,851
Fixed income securities (1)
U.S. government bonds	16,743	—	—	16,743
Corporate debt and other obligations	—	392,090	—	392,090
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)				151,153
Private equity funds (4)				35,399
Total investments at fair value	$33,623	$392,090	$—	$612,265

(1)
Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.

(2)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Supplemental Executive Retirement Plan
The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company's qualified retirement plan which is subject to Internal Revenue Service ("IRS") limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $576, $1,268 and $772 in 2019, 2018 and 2017, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $12,202, $12,183 and $17,047 at December 31, 2019, 2018 and 2017, respectively.
Defined Contribution Plans
Substantially all U.S. employees are covered under defined contribution plans. In October 2016, the Company announced a plan redesign of the Savings Plan that was effective January 1, 2017. The Savings Plan provides that eligible employees receive up to 6% of employees' annual compensation through Company matching contributions of 100% of the first 3% of employee compensation contributed to the plan, and automatic Company contributions equal to 3% of annual compensation. In addition, certain employees affected by the RAP freeze in 2016 are also eligible to receive employer contributions equal to 6% of annual compensation for a minimum period of five years or to the end of the year in which they complete thirty years of service.
Effective January 1, 2017, the Company created The Lincoln Electric Company Restoration Plan (“Restoration Plan”). The Restoration Plan is a domestic unfunded plan maintained for the purpose of providing certain employees the ability to fully participate in standard employee retirement offerings, which are limited by IRS regulations on covered compensation.
The annual costs recognized for defined contribution plans were $24,835, $26,477 and $25,285 in 2019, 2018 and 2017, respectively.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 13 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Year Ended December 31,
	2019	2018	2017
Equity earnings in affiliates	$3,163	5,481	$2,742
Other components of net periodic pension (cost) income (1)	2,787	502	769
Other income (2)	15,048	4,703	5,215
Total Other income (expense)	$20,998	10,686	$8,726
(1) Other components of net periodic pension (cost) income includes pension settlements and curtailments. Refer to Note 12 to the consolidated financial statements for details.
(2) Includes a gain on change in control related to the acquisition of Askaynak in the year ended December 31, 2019. Refer to Note 4 to the consolidated financial statements for details.

NOTE 14 – INCOME TAXES
The components of income before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
U.S.	$237,296	$255,088	$213,171
Non-U.S.	131,197	113,572	153,065
Total	$368,493	$368,660	$366,236

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$25,063	$45,521	$89,182
Non-U.S.	26,540	28,894	25,746
State and local	9,064	10,515	7,640
	60,667	84,930	122,568
Deferred:
Federal	6,971	(691)	(4,391)
Non-U.S.	6,513	(3,121)	(82)
State and local	1,259	549	666
	14,743	(3,263)	(3,807)
Total	$75,410	$81,667	$118,761

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2019 were as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory rate applied to pre-tax income	$77,384	$77,419	$128,182
State and local income taxes, net of federal tax benefit	8,830	8,844	5,671
Excess tax benefits resulting from exercises of stock-based compensation	(3,451)	(1,094)	(6,276)
Net impact of the U.S. Tax Act	—	4,823	21,949
Foreign withholding taxes	—	(4,424)	6,667
Resolution and settlements to uncertain tax positions	(9,432)	(457)	2,216
Foreign Derived Intangible Income Deduction	(4,315)	(2,647)	—
Foreign rate variance	7,023	(4,560)	(13,929)
Bargain purchase gain	—	—	(17,556)
Valuation allowances	3,198	5,596	102
Manufacturing deduction	—	—	(5,922)
Research and development credit	(4,786)	(3,859)	(2,688)
Other	959	2,026	345
Total	$75,410	$81,667	$118,761
Effective tax rate	20.5%	22.2%	32.4%

The 2019 effective tax rate is impacted by the reduced corporate income tax rate associated with the U.S. Tax Act beginning in 2018. The 2019 effective tax rate was lower than 2018 primarily due to income tax benefits for the settlement of tax items as well as tax deductions associated with excess tax benefits resulting from exercises of stock based compensation, offset by the geographic mix of earnings and taxes at higher rates in foreign jurisdictions.
Total income tax payments, net of refunds, were $42,880 in 2019, $85,805 in 2018 and $81,691 in 2017.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Deferred Taxes
Significant components of deferred tax assets and liabilities at December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Deferred tax assets:
Tax loss and credit carry-forwards	$64,712	$60,756
Inventory	3,442	3,544
Other accruals	13,048	13,172
Employee benefits	24,532	22,963
Pension obligations	11,561	12,122
Other	3,401	3,739
Deferred tax assets, gross	120,696	116,296
Valuation allowance	(71,546)	(69,400)
Deferred tax assets, net	49,150	46,896
Deferred tax liabilities:
Property, plant and equipment	39,583	28,606
Intangible assets	16,695	10,950
Inventory	6,427	4,814
Pension obligations	25,171	19,346
Other	11,285	8,770
Deferred tax liabilities	99,161	72,486
Total deferred taxes	$(50,011)	$(25,590)

At December 31, 2019, certain subsidiaries had net operating loss carry-forwards of approximately $51,129 that expire in various years from 2020 through 2034, plus $213,724 for which there is no expiration date.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2019, a valuation allowance of $71,546 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company's assessment of future taxable income or tax planning strategies changes.
The Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $1,697.  The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.
Unrecognized Tax Benefits
Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as Other liabilities unless expected to be paid in one year. Additionally, to the extent a position would not result in a cash tax liability, those amounts are generally recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included benefits of $1,957 for the year ended December 31, 2019 and benefits of $1,277 for the year ended December 31, 2018 for interest and penalties. For those same years, the Company's accrual for interest and penalties related to unrecognized tax benefits totaled $4,512 and $6,655, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The following table summarizes the activity related to unrecognized tax benefits:

	2019	2018
Balance at beginning of year	$28,804	$28,449
Increase related to current year tax provisions	1,204	1,431
Increase/(decrease) related to prior years' tax positions	(101)	4,917
Decrease related to settlements with taxing authorities	(3,567)	(111)
Resolution of and other decreases in prior years' tax liabilities	(5,692)	(1,501)
Other	(63)	(4,381)
Balance at end of year	$20,585	$28,804

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $17,552 at December 31, 2019 and $25,069 at December 31, 2018.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015. The Company is currently subject to various state audits and non-U.S. income tax audits. The Company is generally not able to precisely estimate the ultimate settlement amounts or timing until after the close of an audit. The Company evaluates its tax positions and establishes liabilities for unrecognized tax benefits related to uncertain tax positions that may be challenged by local authorities and may not be fully sustained.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including management’s judgment in the interpretation of applicable tax law, regulation or tax ruling, the progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $2,971 in prior years' unrecognized tax benefits in 2020.

NOTE 15 – DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2019.
The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2019. The Company does not expect any counterparties to fail to meet their obligations.
Cash flow hedges
Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $59,982 at December 31, 2019 and $45,909 at December 31, 2018.
Fair value hedges
Certain interest rate swap agreements are qualified and designated as fair value hedges. At December 31, 2019, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $50,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 0.6%. The variable rates reset every three months, at which time payment or receipt of interest will be settled.
Net investment hedges
The Company has cross currency swaps that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of December 31, 2019.
Derivatives not designated as hedging instruments
The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $363,820 at December 31, 2019 and $328,534 at December 31, 2018.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

Fair values of derivative instruments in the Company's Consolidated Balance Sheets follow:

	December 31, 2019				December 31, 2018
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,288	$522	$—	$—	$647	$404	$—	$—
Interest rate swap agreements	—	—	2,964	—	—	—	302	7,033
Cross currency swap agreements	—	—	—	653	—	—	—	—
Not designated as hedging instruments:
Foreign exchange contracts	2,397	973	—	—	6,375	829	—	—
Total derivatives	$3,685	$1,495	$2,964	$653	$7,022	$1,233	$302	$7,033

The effects of undesignated derivative instruments on the Company's Consolidated Statements of Income consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gains	2019	2018
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$13,154	$7,452

The effects of designated cash flow hedges on AOCI and the Company's Consolidated Statements of Income consisted of the following:

	December 31,
Total gain (loss) recognized in AOCI, net of tax	2019	2018
Foreign exchange contracts	$620	$173
Net investment hedges	1,006	1,521
The Company expects a gain of $620 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
Derivative type	Gain (loss) reclassified from AOCI to:	2019	2018
Foreign exchange contracts	Net sales	$975	$(225)
	Cost of goods sold	454	(3)

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 16 – FAIR VALUE
The following table provides a summary of fair value assets and liabilities as of December 31, 2019 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,685	$—	$3,685	$—
Interest rate swap agreements	2,964	—	2,964	—
Total assets	$6,649	$—	$6,649	$—
Liabilities:
Foreign exchange contracts	$1,495	$—	$1,495	$—
Cross currency swap agreements	653	—	653	—
Contingent considerations	470	—	—	470
Deferred compensation	29,170	—	29,170	—
Total liabilities	$31,788	$—	$31,318	$470
The following table provides a summary of fair value assets and liabilities as of December 31, 2018 measured at fair value on a recurring basis:

Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$7,022	$—	$7,022	$—
Interest rate swap agreements	302	—	302	—
Total assets	$7,324	$—	$7,324	$—
Liabilities:
Foreign exchange contracts	$1,233	$—	$1,233	$—
Interest rate swap agreements	7,033	—	7,033	—
Contingent considerations	2,100	—	—	2,100
Deferred compensation	26,524	—	26,524	—
Total liabilities	$36,890	$—	$34,790	$2,100

The Company's derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, interest rate swap agreements and cross currency swaps using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2019, there were no transfers between Levels 1, 2 or 3.
In connection with an acquisition, the Company recorded contingent consideration liability, which will be paid based upon actual financial results of the acquired entity for specified future periods. The fair value of the contingent consideration is a Level 3 valuation and fair valued using an option pricing model.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2019 and December 31, 2018. Refer to Note 9 to the consolidated financial statements for the fair value estimate of debt.

NOTE 17 – INVENTORY
Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2019	2018
Raw materials	$116,716	$103,820
Work-in-process	63,744	53,950
Finished goods	213,288	204,059
Total	$393,748	$361,829

The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations.  At December 31, 2019 and 2018, approximately 36% and 37% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $75,292 at December 31, 2019 and $79,626 at December 31, 2018.

NOTE 18 – LEASES
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition option. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities for the Company's operating leases. The table below summarizes the right-of-use assets and lease liabilities in the Company's Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	December 31, 2019
Right-of-use assets	Other assets	$51,533

Current liabilities	Other current liabilities	$13,572
Noncurrent liabilities	Other liabilities	39,076
Total lease liabilities		$52,648

Topic 842 did not materially impact the Company's consolidated net earnings, cash flows or debt covenants.
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
The Company has operating leases for sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Some of these leases are noncancelable. Variable or short-term lease costs contained within the Company’s operating leases are not material. Most leases include one or more options to renew, which can extend the lease term from 1 to 11 years or more. The exercise of lease renewal options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the Company's Consolidated Balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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
Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company's Consolidated Statements of Income, was $25,389, $25,720 and $20,450 in the years ended December 31, 2019, 2018 and 2017, respectively. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $17,800 and is included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the year ended December 31, 2019 was $19,216, respectively.
The total future minimum lease payments for noncancelable operating leases were as follows:

December 31, 2019
2020	$15,235
2021	11,509
2022	8,766
2023	7,220
2024	5,787
After 2024	10,929
Total lease payments	$59,446
Less: Imputed interest	(6,798)
Operating lease liabilities	$52,648

As of December 31, 2019, the weighted average remaining lease term is 6.3 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

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

NOTE 20 – PRODUCT WARRANTY COSTS
The changes in product warranty accruals were as follows:

	December 31,
	2019	2018	2017
Balance at beginning of year	$19,778	$22,029	$21,053
Accruals for warranties	17,094	8,897	9,901
Settlements	(16,211)	(11,403)	(11,500)
Foreign currency translation and other adjustments (1)	(11)	255	2,575
Balance at end of year	$20,650	$19,778	$22,029

(1)  At December 31, 2017, Foreign currency translation and other adjustments includes $2,299 for an acquired liability related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share amounts)

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	First (1)	Second (2)	Third (3)	Fourth (4)
2019
Net sales	$759,174	$777,008	$730,783	$736,307
Gross profit	258,421	269,881	238,351	240,934
Income before income taxes	92,918	103,484	91,797	80,294
Net income	71,480	85,452	72,461	63,716
Basic earnings per share (5)	$1.13	$1.37	$1.18	$1.04
Diluted earnings per share (5)	$1.12	$1.36	$1.17	$1.03
2018
Net sales	$757,696	$790,052	$737,099	$743,827
Gross profit	256,554	270,116	251,552	250,299
Income before income taxes	84,198	94,263	95,744	94,455
Net income	60,824	68,864	70,539	86,839
Basic earnings per share (5)	$0.93	$1.05	$1.09	$1.36
Diluted earnings per share (5)	$0.92	$1.04	$1.07	$1.35

(1)	2019 includes special item charges of $3,535 ($2,814 after-tax) for Rationalization and asset impairment charges and $790 ($698 after-tax) for acquisition transaction and integration costs.
2018 includes special item charges of $758 ($569 after-tax) for pension settlement charges, $10,175 ($7,870 after-tax) for Rationalization and asset impairment charges, an adjustment to taxes on unremitted foreign earnings related to the U.S. Tax Act of $2,500 and $1,907 ($1,520 after-tax) for acquisition transaction and integration costs.

(2)
2019 includes special item charges of $3,554 ($2,586 after-tax) for gains on the disposal of assets, $1,399 ($1,049 after-tax) for amortization of step up in value of acquired inventories, $1,014 ($867 after-tax) for acquisition transaction and integration costs, $1,307 ($937 after-tax) for Rationalization and asset impairment charges and $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary.

2018 includes special item charges of $11,542 ($10,362 after-tax) for Rationalization and asset impairment charges and $788 ($675 after-tax) for acquisition transaction and integration costs.

(3)
2019 includes special item charges of $1,495 ($1,240 after-tax) for Rationalization and asset impairment charges, $1,609 for amortization of step up in value of acquired inventories and $7,601 for a gain on change in control related to the acquisition of Askaynak.

2018 includes special item charges of $4,232 ($3,176 after-tax) for pension settlement charges, $2,636 ($2,575 after-tax) for Rationalization and asset impairment charges, an adjustment to taxes on unremitted foreign earnings related to the U.S. Tax Act of $2,323 and acquisition-related items including $970 ($797 after-tax) for acquisition transaction and integration costs.

(4)	2019 includes special item charges of $8,851 ($7,284 after-tax) for Rationalization and asset impairment charges.
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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
LINCOLN ELECTRIC HOLDINGS, INC.
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2019	$12,827	$1,227	$3,792	$1,844	$16,002
Year Ended December 31, 2018	15,943	1,743	(1,037)	3,822	12,827
Year Ended December 31, 2017	7,768	1,172	9,501	2,498	15,943

Deferred tax asset valuation allowance:
Year Ended December 31, 2019	$69,400	$3,691	$(481)	$1,064	$71,546
Year Ended December 31, 2018	68,694	1,891	2,437	3,622	69,400
Year Ended December 31, 2017	47,849	16,222	4,854	231	68,694

(1)	Currency translation adjustment, additions from acquisitions and other adjustments.

(2)
For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

QuickLinks

ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 1C. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. MINE SAFETY DISCLOSURES
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share amounts)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands, except per share amounts)
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
ITEM 16. FORM 10-K SUMMARY

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