Form 10-Q
period 2020-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2020-04-27
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of March 31, 2020 was 59,386,965.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
Item 3. Quantitative and Qualitative Disclosures About Market Risk		29
Item 4. Controls and Procedures		29

PART II. OTHER INFORMATION		30
Item 1. Legal Proceedings		30
Item 1A. Risk Factors		30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30
Item 4. Mine Safety Disclosures		31
Item 5: Other Information		31
Item 6. Exhibits		32
Signatures		33
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales (Note 2)	$701,991	$759,174
Cost of goods sold	464,669	500,753
Gross profit	237,322	258,421
Selling, general & administrative expenses	149,727	160,408
Rationalization and asset impairment charges (Note 6)	6,521	3,535
Operating income	81,074	94,478
Interest expense, net	5,458	5,323
Other income (expense) (Note 14)	309	3,763
Income before income taxes	75,925	92,918
Income taxes (Note 15)	20,370	21,452
Net income including non-controlling interests	55,555	71,466
Non-controlling interests in subsidiaries’ earnings (loss)	(7)	(14)
Net income	$55,562	$71,480

Basic earnings per share (Note 3)	$0.92	$1.13
Diluted earnings per share (Note 3)	$0.91	$1.12
Cash dividends declared per share	$0.49	$0.47

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income including non-controlling interests	$55,555	$71,466
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(716) and $122 in the three months ended March 31, 2020 and 2019	(2,369)	329
Defined benefit pension plan activity, net of tax of $164 and $227 in the three months ended March 31, 2020 and 2019	609	787
Currency translation adjustment	(70,608)	5,136
Other comprehensive income (loss):	(72,368)	6,252
Comprehensive income (loss)	(16,813)	77,718
Comprehensive income (loss) attributable to non-controlling interests	(48)	23
Comprehensive income (loss) attributable to shareholders	$(16,765)	$77,695

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2020	December 31, 2019
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$163,375	$199,563
Accounts receivable (less allowance for doubtful accounts of $16,169 in 2020; $16,002 in 2019)	385,673	374,649
Inventories (Note 9)	398,248	393,748
Other current assets	112,048	107,621
Total Current Assets	1,059,344	1,075,581
Property, plant and equipment (less accumulated depreciation of $816,947 in 2020; $825,769 in 2019)	503,179	529,344
Goodwill	326,584	337,107
Other assets	416,793	429,181
TOTAL ASSETS	$2,305,900	$2,371,213

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$132,378	$34,969
Trade accounts payable	248,335	273,002
Accrued employee compensation and benefits	82,630	83,033
Other current liabilities	191,479	172,131
Total Current Liabilities	654,822	563,135
Long-term debt, less current portion (Note 12)	715,950	712,302
Other liabilities	267,168	276,699
Total Liabilities	1,637,940	1,552,136
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	387,096	389,446
Retained earnings	2,767,939	2,736,481
Accumulated other comprehensive loss	(348,177)	(275,850)
Treasury shares	(2,149,613)	(2,041,763)
Total Shareholders’ Equity	667,103	818,172
Non-controlling interests	857	905
Total Equity	667,960	819,077
TOTAL LIABILITIES AND TOTAL EQUITY	$2,305,900	$2,371,213

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2019	60,592	$9,858	$389,446	$2,736,481	$(275,850)	$(2,041,763)	$905	$819,077
Net income				55,562			(7)	55,555
Unrecognized amounts from defined benefit pension plans, net of tax					609			609
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(2,369)			(2,369)
Currency translation adjustment					(70,567)		(41)	(70,608)
Cash dividends declared – $0.49 per share				(29,280)				(29,280)
Stock-based compensation activity	152		2,826			1,912		4,738
Purchase of shares for treasury	(1,357)					(109,762)		(109,762)
Other			(5,176)	5,176				—
Balance at March 31, 2020	59,387	$9,858	$387,096	$2,767,939	$(348,177)	$(2,149,613)	$857	$667,960

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2018	63,546	$9,858	$360,308	$2,564,440	$(293,739)	$(1,753,925)	$650	$887,592
Net income				71,480			(14)	71,466
Unrecognized amounts from defined benefit pension plans, net of tax					787			787
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					329			329
Currency translation adjustment					5,099		37	5,136
Cash dividends declared – $0.47 per share				(29,847)				(29,847)
Stock-based compensation activity	148		3,302			1,484		4,786
Purchase of shares for treasury	(894)					(75,584)		(75,584)
Other			808	(808)				—
Balance at March 31, 2019	62,800	$9,858	$364,418	$2,605,265	$(287,524)	$(1,828,025)	$673	$864,665

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,562	$71,480
Non-controlling interests in subsidiaries’ loss	(7)	(14)
Net income including non-controlling interests	55,555	71,466
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net (gains) charges (Note 6)	(236)	1,424
Depreciation and amortization	21,028	18,901
Equity earnings in affiliates, net	(162)	(448)
Deferred income taxes	(3,685)	1,317
Stock-based compensation	3,691	4,149
Other, net	(4,188)	(1,072)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(25,698)	(26,900)
Increase in inventories	(17,401)	(14,638)
Increase in other current assets	(1,789)	(8,701)
Decrease in trade accounts payable	(16,676)	(15,107)
Increase (decrease) in other current liabilities	13,482	(5,947)
Net change in other assets and liabilities	(1,949)	1,434
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,972	25,878

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,828)	(16,251)
Proceeds from sale of property, plant and equipment	6,100	302
Other investing activities	—	2,000
NET CASH USED BY INVESTING ACTIVITIES	(5,728)	(13,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	126	—
Payments on short-term borrowings	(1,747)	—
Amounts due banks, net	99,400	—
Payments on long-term borrowings	(2)	(3)
Proceeds from exercise of stock options	1,047	637
Purchase of shares for treasury (Note 8)	(109,762)	(75,584)
Cash dividends paid to shareholders	(30,675)	(30,560)
NET CASH USED BY FINANCING ACTIVITIES	(41,613)	(105,510)

Effect of exchange rate changes on Cash and cash equivalents	(10,819)	1,866
DECREASE IN CASH AND CASH EQUIVALENTS	(36,188)	(91,715)

Cash and cash equivalents at beginning of period	199,563	358,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163,375	$267,134
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
The accompanying Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19 Assessment
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. While the Company expects the effects of the pandemic to negatively impact its results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; measurement of compensation cost for certain share-based awards and cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

New Accounting Pronouncements:
This section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.
The following ASUs were adopted as of January 1, 2020, unless otherwise noted below:

Standard	Description
ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), issued August 2018.
ASU 2018-14 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU also requires an entity to disclose the weighted-average interest crediting rates for cash balance plans and to explain the reasons for significant gains and losses related to changes in the benefit obligation. These disclosure requirements will be reflected in the Notes to the consolidated financial statements in the Company's year ended December 31, 2020 Form 10-K.

ASU No. 2018-13, Fair Value Measurement (Topic 944), issued August 2018.
ASU 2018-13 eliminates, amends and adds disclosure requirements related to fair value measurements. The ASU removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Refer to Note 17 to the consolidated financial statements for further details.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), issued June 2016.
ASU 2016-13 modifies disclosure and measurement requirements related to credit losses. Topic 326 requires that an entity estimate impairment of trade receivables based on expected losses rather than incurred losses. The adoption did not have a material impact on the Company's consolidated financial statements.

ASU No. 2020-04, Reference Rate Reform (Topic 848), issued March 2020.
ASU 2020-04 provides temporary optional guidance to ease the financial reporting burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates.  The Company adopted the ASU on March 12, 2020 and it is effective through December 31, 2022.  As of March 31, 2020, the Company has not utilized any of the optional guidance, however, it will continue to assess the potential impact on the Company’s debt contracts and hedging relationships through the effective period.

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

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended March 31,
	2020	2019
Consumables	$405,840	$442,958
Equipment	296,151	316,216
Net sales	$701,991	$759,174

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
At March 31, 2020, the Company recorded $17,914 related to advance customer payments and $15,377 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2019, the balances related to advance customer payments and billings in excess of revenue recognized were $16,040 and $16,274, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2020 and December 31, 2019, $32,223 and $33,566, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$55,562	$71,480
Denominator (shares in 000's):
Basic weighted average shares outstanding	60,184	63,160
Effect of dilutive securities - Stock options and awards	615	739
Diluted weighted average shares outstanding	60,799	63,899
Basic earnings per share	$0.92	$1.13
Diluted earnings per share	$0.91	$1.12

For the three months ended March 31, 2020 and 2019, common shares subject to equity-based awards of 655,764 and 498,694, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 5 — SEGMENT INFORMATION
The Company's business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global oxy-fuel cutting, soldering and brazing businesses as well as its retail business in the United States.
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
The following table presents Adjusted EBIT by segment:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended March 31, 2020
Net sales	$418,535	$197,923	$85,533	$—	$701,991
Inter-segment sales	24,783	4,483	1,725	(30,991)	—
Total	$443,318	$202,406	$87,258	$(30,991)	$701,991

Adjusted EBIT	$70,702	$6,615	$12,492	$(1,099)	$88,710
Special items charge (gain) (1)	1,190	6,137	—	—	7,327
EBIT	$69,512	$478	$12,492	$(1,099)	$81,383
Interest income					860
Interest expense					(6,318)
Income before income taxes					$75,925
Three Months Ended March 31, 2019
Net sales	$457,719	$218,086	$83,369	$—	$759,174
Inter-segment sales	29,388	4,209	1,867	(35,464)	—
Total	$487,107	$222,295	$85,236	$(35,464)	$759,174

Adjusted EBIT	$81,752	$13,337	$10,519	$(3,042)	$102,566
Special items charge (gain) (2)	1,336	2,199	—	790	4,325
EBIT	$80,416	$11,138	$10,519	$(3,832)	$98,241
Interest income					964
Interest expense					(6,287)
Income before income taxes					$92,918

(1)
In the three months ended March 31, 2020, special items reflect Rationalization and asset impairment charges of $1,190 and $5,331 in Americas Welding and International Welding, respectively, and amortization of step up in value of acquired inventories of $806 related to an acquisition.

(2)
In the three months ended March 31, 2019, special items reflect Rationalization and asset impairment charges of $1,336 and $2,199 in Americas Welding and International Welding, respectively, and acquisition transaction and integration costs of $790 in Corporate / Eliminations related to the Air Liquide Welding acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded Rationalization and asset impairment net charges of $6,521 and $3,535 in the three months ended March 31, 2020 and 2019, respectively. The charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

During 2020, the Company initiated rationalization plans within Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing facilities to better align the cost structure with economic conditions and operating needs. At March 31, 2020, liabilities of $854 and $6,168 for Americas Welding and International Welding, respectively, were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2019, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At March 31, 2020, liabilities of $6,616 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.
The following table summarizes the activity related to rationalization liabilities for the three months ended March 31, 2020:

	Americas Welding	International Welding	Consolidated
Balance, December 31, 2019	$—	$8,202	$8,202
Payments and other adjustments	—	(1,321)	(1,321)
Charged to expense	854	5,903	6,757
Balance, March 31, 2020	$854	$12,784	$13,638

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended March 31, 2020
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(2,312)		—		(70,567)	[3]	(72,879)
Amounts reclassified from AOCI	(57)	[1]	609	[2]	—		552
Net current-period other comprehensive income (loss)	(2,369)		609		(70,567)		(72,327)
Balance at March 31, 2020	$(743)		$(69,937)		$(277,497)		$(348,177)

	Three Months Ended March 31, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	682		—		5,099	[3]	5,781
Amounts reclassified from AOCI	(353)	[1]	787	[2]	—		434
Net current-period other comprehensive income (loss)	329		787		5,099		6,215
Balance at March 31, 2019	$2,023		$(81,262)		$(208,285)		$(287,524)

(1)
During the 2020 period, this AOCI reclassification is a component of Net sales of $(41) (net of tax of $(21)) and Cost of goods sold of $(98) (net of tax of $(24)); during the 2019 period, the reclassification is a component of Net sales of $286 (net of tax of $102) and Cost of goods sold of $(67) (net of tax of $(30)). See Note 16 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $164 and $227 during the three months ended March 31, 2020 and 2019, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(41) and $37 attributable to Non-controlling interests in the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM
The Company has a total share repurchase program for up 55 million shares of the Company's common shares. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended March 31, 2020, the Company purchased a total of 1.3 million shares at an average cost per share of $80.57. As of March 31, 2020, there remained 1.5 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.
On February 12, 2020, the Company's Board of Director's approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to 10 million shares of its outstanding common stock.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES
Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2020	December 31, 2019
Raw materials	$110,641	$116,716
Work-in-process	63,077	63,744
Finished goods	224,530	213,288
Total	$398,248	$393,748

At March 31, 2020 and December 31, 2019, approximately 37% and 36%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $75,504 and $75,292 at March 31, 2020 and December 31, 2019, respectively.

NOTE 10 — LEASES
The table below summarizes the right-of-use assets and lease liabilities in the Company's Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	March 31, 2020	December 31, 2019
Right-of-use assets	Other assets	$48,893	$51,533

Current liabilities	Other current liabilities	$12,839	$13,572
Noncurrent liabilities	Other liabilities	38,001	39,076
Total lease liabilities		$50,840	$52,648

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
Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company's Consolidated Statements of Income, was $5,219 and $5,888 in the three months ended March 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities at March 31, 2020 and 2019, respectively, were $4,097 and $4,684 and are included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the three months ended March 31, 2020 and 2019 were $2,035 and $4,956, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2020
2020	$11,695
2021	11,801
2022	9,150
2023	7,718
2024	6,314
After 2025	11,096
Total lease payments	$57,774
Less: Imputed interest	(6,934)
Operating lease liabilities	$50,840

As of March 31, 2020, the weighted average remaining lease term is 6.3 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of year	$20,650	$19,778
Accruals for warranties	4,117	2,847
Settlements	(3,591)	(2,663)
Foreign currency translation and other adjustments	(318)	(19)
Balance at March 31	$20,858	$19,943

NOTE 12 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2020, the Company was in compliance with all of its covenants and had $115,000 of outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 14.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with all of its debt covenants relating to the Notes.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes.  As of March 31, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
Fair Value of Debt
At March 31, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, was approximately $710,599 and $721,494, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $716,062 and $712,414, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended March 31,
	2020		2019
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$39	$756	$35	$728
Interest cost	4,050	696	4,653	936
Expected return on plan assets	(5,711)	(1,007)	(6,245)	(1,124)
Amortization of prior service cost	—	15	—	16
Amortization of net loss	203	555	413	585
Defined benefit plans	(1,419)	1,015	(1,144)	1,141
Multi-employer plans	—	269	—	247
Defined contribution plans	5,626	702	5,908	499
Total pension cost	$4,207	$1,986	$4,764	$1,887

The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company's Consolidated Statements of Income.
In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. Upon settlement of the pension obligations, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in AOCI, to the Company's Consolidated Statements of Income as settlement gains or charges in the second half of 2021. The Company anticipates the termination process will take approximately two years to complete.

NOTE 14 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended March 31,
	2020	2019
Equity earnings in affiliates	$162	$1,006
Other components of net periodic pension (cost) income	1,199	766
Other income (expense)	(1,052)	1,991
Total Other income (expense)	$309	$3,763

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 15 — INCOME TAXES
The Company recognized $20,370 of tax expense on pretax income of $75,925, resulting in an effective income tax rate of 26.8% for the three months ended March 31, 2020.  The effective income tax rate was 23.1% for the three months ended March 31, 2019.
The increase in the effective tax rate for the three months ended March 31, 2020, as compared with the same period in 2019, was primarily due to recording the tax expense associated with a valuation allowance in 2020, smaller tax benefits related to the vesting of stock based compensation in 2020 and income tax benefits for the settlement of tax items recorded in 2019.
As of March 31, 2020, the Company had $20,256 of unrecognized tax benefits.  If recognized, approximately $17,235 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $2,769 in previously unrecognized tax benefits by the end of the first quarter 2021.

NOTE 16 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2020 and 2019.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2020.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $76,358 at March 31, 2020 and $59,982 at December 31, 2019.
During March 2020, in anticipation of future debt issuance associated with the Notes, as discussed in Note 12, the Company entered into an interest rate forward starting swap agreement, which was qualified and designated as a cash flow hedge, to hedge the variability of future changes in interest rates. The change in fair value is recorded as part of AOCI, and upon completion of debt issuance and termination of the swap, is amortized to interest expense over the life of the underlying debt. The dollar equivalent gross notional amount of the long-term contract was $50,000 at March 31, 2020 and has a termination date of August 2025.
Fair Value Hedges
From time to time the company will enter into certain interest rate swap agreements that are qualified and designated as fair value hedges. At March 31, 2020, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the three months ended March 31, 2020 which resulted in a gain of $6,629 that will be amortized to interest expense over the remaining life of the underlying debt.
Net Investment Hedges
The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of March 31, 2020 and December 31, 2019.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $363,772 and $363,820 at March 31, 2020 and December 31, 2019, respectively.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	March 31, 2020				December 31, 2019
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,184	$5,267	$—	$—	$1,288	$522	$—	$—
Interest rate swap agreements	—	—	—	—	—	—	2,964	—
Forward starting swap agreement	—	—	—	352	—	—	—	—
Cross currency swap agreements	—	—	1,398	—	—	—	—	653
Not designated as hedging instruments:
Foreign exchange contracts	9,284	1,043	—	—	2,397	973	—	—
Total derivatives	$10,468	$6,310	$1,398	$352	$3,685	$1,495	$2,964	$653

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2020	2019
Foreign exchange contracts	Selling, general & administrative expenses	$(22,133)	$5,407

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2020	December 31, 2019
Foreign exchange contracts	$(3,084)	$620
Forward starting swap agreement	(264)	—
Net investment contracts	2,605	1,006
The Company expects a loss of $3,084 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2020	2019
Foreign exchange contracts	Sales	$(62)	$388
	Cost of goods sold	122	97

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE
The following table provides a summary of assets and liabilities as of March 31, 2020, measured at fair value on a recurring basis:

Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$10,468	$—	$10,468	$—
Cross currency swap agreements	1,398	—	1,398	—
Total assets	$11,866	$—	$11,866	$—

Liabilities:
Foreign exchange contracts	6,310	—	6,310	—
Forward starting swap agreement	352	—	352	—
Deferred compensation	27,717	—	27,717	—
Total liabilities	$34,379	$—	$34,379	$—
The following table provides a summary of assets and liabilities as of December 31, 2019, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,685	$—	$3,685	$—
Interest rate swap agreements	2,964	—	2,964	—
Total assets	$6,649	$—	$6,649	$—

Liabilities:
Foreign exchange contracts	$1,495	$—	$1,495	$—
Cross currency swap agreements	653	—	653	—
Contingent considerations	470	—	—	470
Deferred compensation	29,170	—	29,170	—
Total liabilities	$31,788	$—	$31,318	$470

The Company’s derivative contracts are valued at fair value using the market approach.  The Company measures the fair value of foreign exchange contracts and swap agreements using Level 2 inputs based on observable spot and forward rates in active markets.
The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan.  The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2020 and December 31, 2019.
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
General
The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products.  Welding products include arc welding power sources, computer numerical control and plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes, welding accessories and specialty welding consumables and fabrication. The Company's product offering also includes oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.
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
The Company's business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group.  The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global oxy-fuel cutting, soldering and brazing businesses as well as its retail business in the United States.
COVID-19 Assessment
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
The Company has begun to see the impacts of COVID-19 on its markets and operations including softening demand, supply chain disruptions, and other logistics constraints. The Company notes that global demand trends weakened significantly in April, declining in the low 40% range versus the prior year. The full extent to which COVID-19 will adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While this matter will negatively impact the Company's results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the full financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of March 31, 2020. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
During the COVID-19 pandemic, substantially all of the Company’s global businesses have continued to operate within a critical infrastructure sector (as established by the Cybersecurity & Infrastructure Security Agency of the U.S. Department of Homeland Security, as well as other governments worldwide), and as a result, the Company has been able to meet the demand of its customers in the various markets it serves. Notwithstanding its continued operations, COVID-19 has begun to have and will have further negative impacts on the Company’s operations, supply chain, transportation networks and customers, which will compress margins, including as a result of preventative and precautionary measures that the Company, its customers and suppliers and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries. Any resulting economic downturn would adversely affect demand for the Company’s products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for the Company’s products and services. The progression of this matter will also negatively impact the Company’s business or results of operations through the temporary closure of the Company’s operating locations or those of its customers or suppliers.
Additionally, the ability of the Company’s employees and its suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper the Company’s production throughout the supply chain and constrict sales channels. The Company’s customers may be directly impacted by business curtailments or weak market conditions and may not be willing or able to fulfill their contractual obligations.
During March 2020, the Coronavirus Aid, Relief and Economic Security Act, the Families First Coronavirus Response Act and several other state and local legislative acts were signed and enacted into law. The Company continues to evaluate the impact of the new laws on its business, but at this time it does not expect a material impact to its consolidated financial statements.
For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended March 31,
	2020		2019		Favorable (Unfavorable) 2020 vs. 2019
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$701,991		$759,174		$(57,183)	(7.5%)
Cost of goods sold	464,669		500,753		36,084	7.2%
Gross profit	237,322	33.8%	258,421	34.0%	(21,099)	(8.2%)
Selling, general & administrative expenses	149,727	21.3%	160,408	21.1%	10,681	6.7%
Rationalization and asset impairment charges	6,521	0.9%	3,535	0.5%	(2,986)	(84.5%)
Operating income	81,074	11.5%	94,478	12.4%	(13,404)	(14.2%)
Interest expense, net	5,458		5,323		(135)	(2.5%)
Other income (expense)	309		3,763		(3,454)	(91.8%)
Income before income taxes	75,925	10.8%	92,918	12.2%	(16,993)	(18.3%)
Income taxes	20,370		21,452		1,082	5.0%
Effective tax rate	26.8%		23.1%		(3.7%)
Net income including non-controlling interests	55,555		71,466		(15,911)	(22.3%)
Non-controlling interests in subsidiaries’ loss	(7)		(14)		7	50.0%
Net income	$55,562	7.9%	$71,480	9.4%	$(15,918)	(22.3%)
Diluted earnings per share	$0.91		$1.12		$(0.21)	(18.8%)
Net Sales:
The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales for the three months ended March 31, 2020 on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales 2019	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2020
Lincoln Electric Holdings, Inc.	$759,174	$(65,399)	$24,492	$(6,760)	$(9,516)	$701,991
% Change
Lincoln Electric Holdings, Inc.		(8.6%)	3.2%	(0.9%)	(1.3%)	(7.5%)
Net sales decreased in the three months ended March 31, 2020 primarily as a result of lower organic sales and unfavorable foreign exchange, offset by acquisitions. The increase in Net sales from acquisitions was driven by the acquisitions of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
Gross Profit:
Gross profit for the three months ended March 31, 2020 decreased, as a percent of sales, compared to the prior year primarily due to lower volumes and product mix.

Selling, General & Administrative ("SG&A") Expenses:
SG&A expenses decreased for the three months ended March 31, 2020 as compared to March 31, 2019 due to lower employee costs, lower discretionary spending and favorable foreign exchange, offset by higher expense from acquisitions.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $6,521, $4,545 after-tax, and $3,535, $2,814 after-tax, in the three months ended March 31, 2020 and 2019, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets.
Income Taxes:
The increase in the effective tax rate for the three months ended March 31, 2020 as compared to March 31, 2019 was primarily due to recording the tax expense associated with a valuation allowance in 2020, smaller tax benefits related to the vesting of stock based compensation in 2020 and income tax benefits for the settlement of tax items recorded in 2019.
Net Income:
The decrease in Net income for the three months ended March 31, 2020 as compared to March 31, 2019 was primarily due to lower sales volumes.
Segment Results

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales 2019	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2020
Operating Segments
Americas Welding	$457,719	$(37,692)	$6,190	$(5,392)	$(2,290)	$418,535
International Welding	218,086	(30,507)	18,302	(1,691)	(6,267)	197,923
The Harris Products Group	83,369	2,800	—	323	(959)	85,533
% Change
Americas Welding		(8.2%)	1.4%	(1.2%)	(0.5%)	(8.6%)
International Welding		(14.0%)	8.4%	(0.8%)	(2.9%)	(9.2%)
The Harris Products Group		3.4%	—	0.4%	(1.2%)	2.6%
(1) Decrease for Americas Welding due to softer demand associated with the current economic environment. Decrease for International Welding due to softer demand in the European and Asian markets. Increase for The Harris Products Group driven primarily by higher retail volumes.
(2) Increase due to the acquisition of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3) Decrease for Americas Welding due to the pricing effects of tariffs implemented in the prior year and the reduction of tariff surcharges in the current year.

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

The following table presents Adjusted EBIT by segment:

	Three Months Ended March 31,		Favorable (Unfavorable) 2020 vs. 2019
	2020	2019	$	%
Americas Welding:
Net sales	$418,535	$457,719	$(39,184)	(8.6%)
Inter-segment sales	24,783	29,388	(4,605)	(15.7%)
Total Sales	$443,318	$487,107	(43,789)	(9.0%)

Adjusted EBIT (4)	$70,702	$81,752	(11,050)	(13.5%)
As a percent of total sales (1)	15.9%	16.8%		(0.9%)
International Welding:
Net sales	$197,923	$218,086	(20,163)	(9.2%)
Inter-segment sales	4,483	4,209	274	6.5%
Total Sales	$202,406	$222,295	(19,889)	(8.9%)

Adjusted EBIT (5)	$6,615	$13,337	(6,722)	(50.4%)
As a percent of total sales (2)	3.3%	6.0%		(2.7%)
The Harris Products Group:
Net sales	$85,533	$83,369	2,164	2.6%
Inter-segment sales	1,725	1,867	(142)	(7.6%)
Total Sales	$87,258	$85,236	2,022	2.4%

Adjusted EBIT	$12,492	$10,519	1,973	18.8%
As a percent of total sales (3)	14.3%	12.3%		2.0%
Corporate / Eliminations:
Inter-segment sales	$(30,991)	$(35,464)	(4,473)	(12.6%)
Adjusted EBIT (6)	(1,099)	(3,042)	(1,943)	(63.9%)
Consolidated:
Net sales	$701,991	$759,174	(57,183)	(7.5%)
Net income	$55,562	$71,480	(15,918)	(22.3%)
As a percent of total sales	7.9%	9.4%		(1.5%)

Adjusted EBIT (7)	$88,710	$102,566	(13,856)	(13.5%)
As a percent of sales	12.6%	13.5%		(0.9%)

(1)	Decrease for the three months ended March 31, 2020 as compared to March 31, 2019 primarily driven lower Net sales volumes from softer demand in current economic environment.

(2)	Decrease for the three months ended March 31, 2020 as compared to March 31, 2019 driven by lower Net sales volumes from softer demand in current economic environment.

(3)	Increase for the three months ended March 31, 2020 as compared to March 31, 2019 driven by retail volume increases.

(4)
The three months ended March 31, 2020 and 2019 exclude Rationalization and asset impairment charges of $1,190, and $1,336, respectively related to severance and asset impairments as discussed in Note 6 to the consolidated financial statements.

(5)
The three months ended March 31, 2020 and 2019 exclude Rationalization and asset impairment charges of $5,331 and $2,199, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended March 31, 2020 also exclude amortization of step up in value of acquired inventories of $806 related an acquisition.

(6)	The three months ended March 31, 2019 exclude acquisition transaction and integration costs of $790 related to the Air Liquide Welding acquisition.

(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share, Return on invested capital, Cash conversion, Organic sales, Earnings before interest, taxes, depreciation and amortization, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.
The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Operating income as reported	$81,074	$94,478
Special items (pre-tax):
Rationalization and asset impairment charges (1)	6,521	3,535
Acquisition transaction and integration costs (2)	—	790
Amortization of step up in value of acquired inventories (3)	806	—
Adjusted operating income	$88,401	$98,803

Net income as reported	$55,562	$71,480
Special items:
Rationalization and asset impairment charges (1)	6,521	3,535
Acquisition transaction and integration costs (2)	—	790
Amortization of step up in value of acquired inventories (3)	806	—
Tax effect of Special items (4)	(1,976)	(813)
Adjusted net income	60,913	74,992
Non-controlling interests in subsidiaries’ earnings (loss)	(7)	(14)
Interest expense, net	5,458	5,323
Income taxes as reported	20,370	21,452
Tax effect of Special items (4)	1,976	813
Adjusted EBIT	$88,710	$102,566
Effective tax rate as reported	26.8%	23.1%
Net special item tax impact	—	(0.2%)
Adjusted effective tax rate	26.8%	22.9%

Diluted earnings per share as reported	$0.91	$1.12
Special items per share	0.09	0.05
Adjusted diluted earnings per share	$1.00	$1.17
(1) Charges primarily related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.
(2) Costs related to the Air Liquide Welding acquisition and are included in Selling, general & administrative expenses.

(3)	Costs related to an acquisition and are included in Cost of goods sold.

(4) Includes the net tax impact of Special items recorded during the respective periods.
The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources
The Company’s cash flow from operations can be cyclical.  Operational cash flow is a key driver of liquidity, providing cash and access to capital markets.  In assessing liquidity, the Company reviews working capital measurements to define areas for improvement.  Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances, borrowings under its existing credit facilities and raising debt in capital markets. However, as the impact of the COVID-19 pandemic on the economy and the Company’s operations evolves, it will continue to assess liquidity needs. A continued worldwide disruption could materially affect the Company’s future access to its sources of liquidity, particularly cash flows from operations, financial condition, capitalization and capital investments. In the event of a sustained market deterioration, the Company may need additional liquidity, which would require it to evaluate available alternatives and take appropriate actions.
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
The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2020	2019	$ Change
Cash provided by operating activities (1)	$21,972	$25,878	$(3,906)
Cash used by investing activities (2)	(5,728)	(13,949)	8,221
Capital expenditures	(11,828)	(16,251)	4,423
Cash used by financing activities (3)	(41,613)	(105,510)	63,897
Proceeds from short-term borrowings, net	97,779	—	97,779
Purchase of shares for treasury	(109,762)	(75,584)	(34,178)
Cash dividends paid to shareholders	(30,675)	(30,560)	(115)
Decrease in Cash and cash equivalents (4)	(36,188)	(91,715)
(1) Cash provided by operating activities decreased for the three months ended March 31, 2020, compared with the three months ended March 31, 2019 primarily due to lower company earnings and unfavorable changes in working capital.
(2) Cash used by investing activities decreased for the three months ended March 31, 2020, compared with the three months ended March 31, 2019 predominantly due to increased capital expenditures in 2019. The Company currently anticipates capital expenditures of $55,000 to $65,000 in 2020.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities decreased in the three months ended March 31, 2020, compared with the three months ended March 31, 2019 due to higher borrowings.
(4) Cash and cash equivalents decreased 18.1%, or $36,188, to $163,375 during the three months ended March 31, 2020, from $199,563 as of December 31, 2019.  This decrease was predominantly due to cash used in the purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by proceeds from short-term borrowings and cash provided by operating activities. The decrease in Cash and cash equivalents during the three months ended March 31, 2020 compares to a decrease of 25.6% during the three months ended March 31, 2019. At March 31, 2020, $151,875 of Cash and cash equivalents was held by international subsidiaries.
The Company's total debt levels increased compared to December 31, 2019 predominately due to additional short-term borrowings. Total debt to total invested capital increased to 55.9% at March 31, 2020 from 47.7% at December 31, 2019.

In April 2020, the Company paid a cash dividend of $0.49 per share, or $29,100, to shareholders of record as of March 31, 2020.
Working Capital Ratios

	March 31, 2020	December 31, 2019	March 31, 2019
Average operating working capital to net sales (1)	19.1%	16.8%	18.0%
Days sales in Inventories	108.7	99.9	96.2
Days sales in Accounts receivable	53.1	51.4	54.3
Average days in Trade accounts payable	54.8	56.0	51.3
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
ROIC for the twelve months ended March 31, 2020 and 2019 were as follows:

	Twelve Months Ended March 31,
	2020	2019
Net income	$277,191	$297,722
Rationalization and asset impairment charges	18,174	18,645
Acquisition transaction and integration costs	1,014	3,381
Pension settlement charges	—	5,928
Amortization of step up in value of acquired inventories	3,814	—
Gains on disposal of assets	(3,554)	—
Gain on change in control	(7,601)	—
Tax effect of Special items (1)	(8,549)	(7,328)
Adjusted net income	$280,489	$318,348
Plus: Interest expense, net of tax of $6,484 and $6,211 in 2020 and 2019, respectively	19,489	18,666
Less: Interest income, net of tax of $605 and $1,605 in 2020 and 2019, respectively	1,818	4,825
Adjusted net income before tax effected interest	$298,160	$332,189

Invested Capital	March 31, 2020	March 31, 2019
Short-term debt	$132,378	$110
Long-term debt, less current portion	715,950	705,725
Total debt	848,328	705,835
Total equity	667,960	864,665
Invested capital	$1,516,288	$1,570,500
Return on invested capital	19.7%	21.2%

(1)
Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the twelve months ended March 31, 2020.

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

Debt
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of March 31, 2020, the Company was in compliance with all of its covenants and had outstanding borrowings of $115,000 under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 14.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with all of its debt covenants relating to the Notes.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
As discussed above, the Company’s debt agreements require that it maintain certain financial and other covenants. Although the Company currently expects continued compliance with debt covenants for the next twelve months and believes it has adequate liquidity, events resulting from the effects of COVID-19 may negatively impact the Company’s ability to comply with these covenants or require the Company to pursue alternative financing. The Company has no assurance that any such alternative financing, if required, could be obtained at acceptable terms or at all.

Pensions
In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. Upon settlement of the pension obligations, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in AOCI, to the Company's Consolidated Statements of Income as settlement gains or charges in the second half of 2021. The Company anticipates the termination process will take approximately two years to complete.

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the current coronavirus disease ("COVID-19") outbreak, on the Company or its customers, suppliers and the economy in general.  The Company has begun to see the impacts of COVID-19 on its markets and operations including softening demand, supply chain disruptions, and other logistics constraints. The full extent to which COVID-19 will adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While this matter will negatively impact the Company’s results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the full financial impact cannot be reasonably estimated at this time. For additional discussion, see “Item 1A. Risk Factors” presented herein, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2019.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of March 31, 2020, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 3,124 plaintiffs, which is a net decrease of 109 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,122 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,005 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.
The COVID-19 pandemic could have a material adverse effect our ability to operate, results of operations, financial condition, liquidity and capital investments.
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. In addition, preventive measures we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain, as well as decreased customer demand for our products and services. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring and other charges, cannot be reasonably estimated at this time due to the uncertainty of future developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the first quarter of 2020 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2) (3)
January 1 - 31, 2020	241,080		$95.73	241,080	12,566,813
February 1 - 29, 2020	335,024	(1)	90.55	303,439	12,263,374
March 1 - 31, 2020	781,422	(1)	72.11	767,083	11,496,291
Total	1,357,526		80.85	1,311,602

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 53.5 million shares at a total cost of $2.3 billion for a weighted average cost of $42.51 per share through March 31, 2020.

(3)	On February 12, 2020, the Company's Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company's common stock.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5: OTHER INFORMATION
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain officers.
As previously announced, on April 22, 2020, Gabriel Bruno succeeded Vincent K. Petrella as Chief Financial Officer and Treasurer of the Company.
In connection with his appointment, on April 21, 2020, the Compensation and Executive Development Committee of the Board of Directors of the Company approved an award of 4,027 restricted stock units, in an amount equal to approximately $300,000, and an increase to his target bonus amount by $96,000, such that his total target bonus on an annualized basis is equal to $360,000. In general, the restricted stock units will vest in full after three years, subject to the terms of the Company’s standard award agreement for restricted stock units.
Submission of Matters to a Vote of Security Holders.
The 2020 Annual Meeting of the Company was held on Wednesday, April 22, 2020 as a virtual meeting and shareholders were able to participate in the 2020 Annual Meeting and vote via live webcast, and submit questions prior to the meeting. 53,420,153 shares, of the 60,156,998 shares that were outstanding and entitled to vote (89%), were represented in person or by proxy, constituting a quorum.
The final results of voting on each of the matters submitted for a vote of security holders at the 2020 Annual Meeting are as follows:
Proposal 1 - Shareholders elected eleven directors, each to hold office until the 2021 Annual Meeting of Shareholders and until their successors are duly elected and qualified, as set forth below.

Name	Votes For	Votes Withheld	Broker Non-Votes
Curtis E. Espeland	47,420,212	215,404	5,784,537
Patrick P. Goris	46,888,927	746,689	5,784,537
Stephen G. Hanks	47,122,105	513,511	5,784,537
Michael F. Hilton	46,820,200	815,416	5,784,537
G. Russell Lincoln	47,126,600	509,016	5,784,537
Kathryn Jo Lincoln	45,767,865	1,867,751	5,784,537
William E. MacDonald, III	47,016,277	619,339	5,784,537
Christopher L. Mapes	46,257,766	1,377,850	5,784,537
Phillip J. Mason	47,345,061	290,555	5,784,537
Ben P. Patel	46,895,167	740,449	5,784,537
Hellene S. Runtagh	46,592,400	1,043,216	5,784,537
Proposal 2 - Shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2020, as set forth below.

Votes For	Votes Against	Abstentions	Broker Non-Votes
52,451,029	867,740	101,384	0

Proposal 3 - Shareholders approved, on an advisory basis, the compensation of the Company’s named executive officers, as set forth below.

Votes For	Votes Against	Abstentions	Broker Non-Votes
44,978,519	999,794	1,657,303	5,784,537

ITEM 6.  EXHIBITS
(a) Exhibits

31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
April 27, 2020