Form 10-Q
period 2020-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2020-07-27
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of June 30, 2020 was 59,366,551.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24
Item 3. Quantitative and Qualitative Disclosures About Market Risk		35
Item 4. Controls and Procedures		35

PART II. OTHER INFORMATION		36
Item 1. Legal Proceedings		36
Item 1A. Risk Factors		36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		37
Item 4. Mine Safety Disclosures		37
Item 6. Exhibits		37
Signatures		38
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales (Note 2)	$590,727	$777,008	$1,292,718	$1,536,182
Cost of goods sold	401,349	507,127	866,018	1,007,880
Gross profit	189,378	269,881	426,700	528,302
Selling, general & administrative expenses	126,376	163,388	276,103	323,796
Rationalization and asset impairment charges (Note 6)	23,238	1,307	29,759	4,842
Operating income	39,764	105,186	120,838	199,664
Interest expense, net	5,881	5,898	11,339	11,221
Other income (expense) (Note 14)	(203)	4,196	106	7,959
Income before income taxes	33,680	103,484	109,605	196,402
Income taxes (Note 15)	6,667	18,040	27,037	39,492
Net income including non-controlling interests	27,013	85,444	82,568	156,910
Non-controlling interests in subsidiaries’ income (loss)	17	(8)	10	(22)
Net income	$26,996	$85,452	$82,558	$156,932

Basic earnings per share (Note 3)	$0.45	$1.37	$1.38	$2.50
Diluted earnings per share (Note 3)	$0.45	$1.36	$1.37	$2.47
Cash dividends declared per share	$0.49	$0.47	$0.98	$0.94

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income including non-controlling interests	$27,013	$85,444	$82,568	$156,910
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $317 and $(399) in the three and six months ended June 30, 2020; $(117) and $(60) in the three and six months ended June 30, 2019.	1,108	(301)	(1,261)	28
Defined benefit pension plan activity, net of tax of $(7,691) and $(7,527) in the three and six months ended June 30, 2020; $(90) and $137 in the three and six months ended June 30, 2019.	(23,036)	1,091	(22,427)	1,878
Currency translation adjustment	14,468	4,849	(56,140)	9,985
Other comprehensive income (loss):	(7,460)	5,639	(79,828)	11,891
Comprehensive income	19,553	91,083	2,740	168,801
Comprehensive income (loss) attributable to non-controlling interests	—	(43)	(48)	(20)
Comprehensive income attributable to shareholders	$19,553	$91,126	$2,788	$168,821

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2020	December 31, 2019
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$143,055	$199,563
Accounts receivable (less allowance for doubtful accounts of $16,428 in 2020; $16,002 in 2019)	339,102	374,649
Inventories (Note 9)	417,525	393,748
Other current assets	108,097	107,621
Total Current Assets	1,007,779	1,075,581
Property, plant and equipment (less accumulated depreciation of $837,077 in 2020; $825,769 in 2019)	502,249	529,344
Goodwill	328,622	337,107
Other assets	360,389	429,181
TOTAL ASSETS	$2,199,039	$2,371,213

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$49,597	$34,969
Trade accounts payable	226,799	273,002
Accrued employee compensation and benefits	99,543	83,033
Other current liabilities	192,632	172,131
Total Current Liabilities	568,571	563,135
Long-term debt, less current portion (Note 12)	715,817	712,302
Other liabilities	254,540	276,699
Total Liabilities	1,538,928	1,552,136
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	394,692	389,446
Retained earnings	2,762,833	2,736,481
Accumulated other comprehensive loss	(355,620)	(275,850)
Treasury shares	(2,152,509)	(2,041,763)
Total Shareholders’ Equity	659,254	818,172
Non-controlling interests	857	905
Total Equity	660,111	819,077
TOTAL LIABILITIES AND TOTAL EQUITY	$2,199,039	$2,371,213

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2019	60,592	$9,858	$389,446	$2,736,481	$(275,850)	$(2,041,763)	$905	$819,077
Net income				55,562			(7)	55,555
Unrecognized amounts from defined benefit pension plans, net of tax					609			609
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(2,369)			(2,369)
Currency translation adjustment					(70,567)		(41)	(70,608)
Cash dividends declared – $0.49 per share				(29,280)				(29,280)
Stock-based compensation activity	152		2,826			1,912		4,738
Purchase of shares for treasury	(1,357)					(109,762)		(109,762)
Other			(5,176)	5,176				—
Balance at March 31, 2020	59,387	$9,858	$387,096	$2,767,939	$(348,177)	$(2,149,613)	$857	$667,960
Net income				26,996			17	27,013
Unrecognized amounts from defined benefit pension plans, net of tax					(23,036)			(23,036)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					1,108			1,108
Currency translation adjustment					14,485		(17)	14,468
Cash dividends declared – $0.49 per share				(29,260)				(29,260)
Stock-based compensation activity	25		4,754			317		5,071
Purchase of shares for treasury	(45)					(3,213)		(3,213)
Other			2,842	(2,842)				—
Balance at June 30, 2020	59,367	$9,858	$394,692	$2,762,833	$(355,620)	$(2,152,509)	$857	$660,111

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

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,558	$156,932
Non-controlling interests in subsidiaries’ income (loss)	10	(22)
Net income including non-controlling interests	82,568	156,910
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	21,905	1,069
Depreciation and amortization	41,078	39,252
Equity earnings in affiliates, net	(243)	(1,217)
Deferred income taxes	(10,636)	2,674
Stock-based compensation	7,807	8,745
Other, net	(2,459)	(5,700)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	23,666	(21,271)
Increase in inventories	(30,378)	(27,767)
Decrease in other current assets	3,241	11,135
Decrease in trade accounts payable	(40,115)	(15,469)
Increase in other current liabilities	29,169	2,812
Net change in other assets and liabilities	410	812
NET CASH PROVIDED BY OPERATING ACTIVITIES	126,013	151,985

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25,011)	(36,513)
Acquisition of businesses, net of cash acquired	—	(107,843)
Proceeds from sale of property, plant and equipment	6,218	8,712
Other investing activities	—	2,000
NET CASH USED BY INVESTING ACTIVITIES	(18,793)	(133,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	40	—
Payments on short-term borrowings	(1,752)	—
Amounts due banks, net	16,818	29,982
Payments on long-term borrowings	(11)	(5)
Proceeds from exercise of stock options	2,002	960
Purchase of shares for treasury (Note 8)	(112,975)	(160,914)
Cash dividends paid to shareholders	(59,814)	(60,101)
NET CASH USED BY FINANCING ACTIVITIES	(155,692)	(190,078)

Effect of exchange rate changes on Cash and cash equivalents	(8,036)	2,749
DECREASE IN CASH AND CASH EQUIVALENTS	(56,508)	(168,988)

Cash and cash equivalents at beginning of period	199,563	358,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143,055	$189,861
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
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
COVID-19 Assessment
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the ultimate duration and severity on the Company's business remains unknown. New and changing government actions to address the COVID-19 pandemic continue to occur on a regular basis. As a result, the countries in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although many of the Company’s customers have begun to re-open or increase operating levels, such customers may be forced to close or limit operations as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies gradually reopen, the shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; measurement of compensation cost for certain share-based awards and cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after June 30, 2020, including those resulting from the continued impacts of COVID-19, will be reflected in management’s estimates for future periods.
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

ASU No. 2020-04, Reference Rate Reform (Topic 848), issued March 2020.
ASU 2020-04 provides temporary optional guidance to ease the financial reporting burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates.  The Company adopted the ASU on March 12, 2020 and it is effective through December 31, 2022.  As of June 30, 2020, the Company has not utilized any of the optional guidance, however, it will continue to assess the potential impact on the Company’s debt contracts and hedging relationships through the effective period.

The Company is currently evaluating the impact on its financial statements of the following ASU:

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

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consumables	$333,671	$444,850	$739,511	$887,808
Equipment	257,056	332,158	553,207	648,374
Net sales	$590,727	$777,008	$1,292,718	$1,536,182

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

At June 30, 2020, the Company recorded $14,136 related to advance customer payments and $12,754 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2019, the balances related to advance customer payments and billings in excess of revenue recognized were $16,040 and $16,274, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2020 and December 31, 2019, $34,817 and $33,566, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$26,996	$85,452	$82,558	$156,932
Denominator (shares in 000's):
Basic weighted average shares outstanding	59,354	62,305	59,769	62,733
Effect of dilutive securities - Stock options and awards	477	665	531	686
Diluted weighted average shares outstanding	59,831	62,970	60,300	63,419
Basic earnings per share	$0.45	$1.37	$1.38	$2.50
Diluted earnings per share	$0.45	$1.36	$1.37	$2.47

For the three months ended June 30, 2020 and 2019, common shares subject to equity-based awards of 852,159 and 548,049, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the six months ended June 30, 2020 and 2019, common shares subject to equity-based awards of 779,404 and 346,168, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended June 30, 2020
Net sales	$333,229	$177,167	$80,331	$—	$590,727
Inter-segment sales	27,493	4,286	1,753	(33,532)	—
Total	$360,722	$181,453	$82,084	$(33,532)	$590,727

Adjusted EBIT	$46,702	$9,682	$11,713	$(1,964)	$66,133
Special items charge (gain) (1)	26,007	565	—	—	26,572
EBIT	$20,695	$9,117	$11,713	$(1,964)	$39,561
Interest income					424
Interest expense					(6,305)
Income before income taxes					$33,680
Three Months Ended June 30, 2019
Net sales	$476,607	$212,306	$88,095	$—	$777,008
Inter-segment sales	34,811	4,188	2,113	(41,112)	—
Total	$511,418	$216,494	$90,208	$(41,112)	$777,008

Adjusted EBIT	$84,851	$15,178	$13,488	$(3,969)	$109,548
Special items charge (gain) (2)	1,779	(2,627)	—	1,014	166
EBIT	$83,072	$17,805	$13,488	$(4,983)	$109,382
Interest income					592
Interest expense					(6,490)
Income before income taxes					$103,484
Six Months Ended June 30, 2020
Net sales	$751,764	$375,090	$165,864	$—	$1,292,718
Inter-segment sales	52,276	8,769	3,478	(64,523)	—
Total	$804,040	$383,859	$169,342	$(64,523)	$1,292,718

Adjusted EBIT	$117,404	$16,297	$24,205	$(3,063)	$154,843
Special items charge (gain) (1)	27,197	6,702	—	—	33,899
EBIT	$90,207	$9,595	$24,205	$(3,063)	$120,944
Interest income					1,284
Interest expense					(12,623)
Income before income taxes					$109,605
Six Months Ended June 30, 2019
Net sales	$934,326	$430,392	$171,464	$—	$1,536,182
Inter-segment sales	64,199	8,397	3,980	(76,576)	—
Total	$998,525	$438,789	$175,444	$(76,576)	$1,536,182

Adjusted EBIT	$166,603	$28,515	$24,007	$(7,011)	$212,114
Special items charge (gain) (2)	3,115	(428)	—	1,804	4,491
EBIT	$163,488	$28,943	$24,007	$(8,815)	$207,623
Interest income					1,556
Interest expense					(12,777)
Income before income taxes					$196,402

(1)
In the three months ended June 30, 2020, special items reflect Rationalization and asset impairment charges of $22,673 and $565 in Americas Welding and International Welding, respectively, and pension settlement charges of $3,334 in

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Americas Welding. In the six months ended June 30, 2020, special items reflect Rationalization and asset impairment charges of $23,863 and $5,896 in Americas Welding and International Welding, respectively, amortization of step up in value of acquired inventories of $806 related to an acquisition in International Welding and pension settlement charges of $3,334 in Americas Welding.

(2)
In the three months ended June 30, 2019, special items reflect Rationalization and asset impairment charges of $380 in Americas Welding and $927 in International Welding, amortization of step up in value of acquired inventories of $1,399 in Americas Welding, gains on disposal of assets of $3,554 in International Welding and transaction and integration costs of $1,014 in Corporate / Eliminations related to the Air Liquide Welding acquisition. In the six months ended June 30, 2019, special items reflect Rationalization and asset impairment charges of $1,716 and $3,126 in Americas Welding and International Welding, respectively, amortization of step up in value of acquired inventories of $1,399 in Americas Welding, gains on disposals of assets of $3,554 in International Welding and acquisition transaction and integration costs of $1,804 in Corporate / Eliminations related to the Air Liquide Welding acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded Rationalization and asset impairment net charges of $29,759 and $4,842 in the six months ended June 30, 2020 and 2019, respectively. The charges are primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.
During 2020, the Company initiated rationalization plans within Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing facilities to better align the cost structure with economic conditions and operating needs. At June 30, 2020, liabilities of $510 and $7,833 for Americas Welding and International Welding, respectively, were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2019, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At June 30, 2020, liabilities of $3,563 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.
The following table summarizes the activity related to rationalization liabilities for the six months ended June 30, 2020:

	Americas Welding	International Welding	Consolidated
Balance, December 31, 2019	$—	$8,202	$8,202
Payments and other adjustments	(1,219)	(2,931)	(4,150)
Charged to expense	1,729	6,125	7,854
Balance, June 30, 2020	$510	$11,396	$11,906

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended June 30, 2020
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2020	$(743)		$(69,937)		$(277,497)		$(348,177)
Other comprehensive income (loss) before reclassification	112		(26,127)	[2]	14,485	[3]	(11,530)
Amounts reclassified from AOCI	996	[1]	3,091	[2]	—		4,087
Net current-period other comprehensive income (loss)	1,108		(23,036)		14,485		(7,443)
Balance at June 30, 2020	$365		$(92,973)		$(263,012)		$(355,620)

	Three Months Ended June 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at March 31, 2019	$2,023		$(81,262)		$(208,285)		$(287,524)
Other comprehensive income (loss) before reclassification	107		—		4,884	[3]	4,991
Amounts reclassified from AOCI	(408)	[1]	1,091	[2]	—		683
Net current-period other comprehensive income (loss)	(301)		1,091		4,884		5,674
Balance at June 30, 2019	$1,722		$(80,171)		$(203,401)		$(281,850)

(1)
During the 2020 period, this AOCI reclassification is a component of Net sales of $(1,065) (net of tax of $(398)) and Cost of goods sold of $(69) (net of tax of $(77)); during the 2019 period, the reclassification is a component of Net sales of $286 (net of tax of $101) and Cost of goods sold of $(122) (net of tax of $(30)). See Note 16 to the consolidated financial statements for additional details.

(2)
This AOCI component is included in the computation of net periodic pension costs (net of tax of $(7,691) and $(90) during the three months ended June 30, 2020 and 2019, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(17) and $(35) attributable to Non-controlling interests in the three months ended June 30, 2020 and 2019, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes, for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(2,200)		(26,127)	[2]	(56,082)	[3]	(84,409)
Amounts reclassified from AOCI	939	[1]	3,700	[2]	—		4,639
Net current-period other comprehensive income (loss)	(1,261)		(22,427)		(56,082)		(79,770)
Balance at June 30, 2020	$365		$(92,973)		$(263,012)		$(355,620)

	Six Months Ended June 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	789		—		9,983	[3]	10,772
Amounts reclassified from AOCI	(761)	[1]	1,878	[2]	—		1,117
Net current-period other comprehensive income (loss)	28		1,878		9,983		11,889
Balance at June 30, 2019	$1,722		$(80,171)		$(203,401)		$(281,850)

(1)
During the 2020 period, the AOCI reclassification is a component of Net sales of $(1,106) (net of tax of $(419)) and Cost of goods sold of $(167) (net of tax of $(101)); during the 2019 period, the AOCI reclassification is a component of Net sales of $572 (net of tax of $203) and Cost of goods sold of $(189) (net of tax of $(60)). See Note 16 to the consolidated financial statements for additional details.

(2)
The AOCI component is included in the computation of net periodic pension costs (net of tax of $(7,527) and $137 during the six months ended June 30, 2020 and 2019, respectively). See Note 13 to the consolidated financial statements for additional details.

(3)	The Other comprehensive income (loss) before reclassifications excludes $(58) and $2 attributable to Non-controlling interests in the six months ended June 30, 2020 and 2019, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM
The Company has a total share repurchase program for up 55 million shares of the Company's common shares. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended June 30, 2020, the Company purchased a total of 43.1 thousand shares at an average cost per share of $69.62. During the six months ended June 30, 2020, the Company purchased a total of 1.4 million shares at an average cost per share of $80.22. As of June 30, 2020, there remained 1.5 million common shares available for repurchase under this program.  The repurchased common shares remain in treasury and have not been retired.
On February 12, 2020, the Company's Board of Director's approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to 10 million shares of its outstanding common stock.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES
Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2020	December 31, 2019
Raw materials	$121,108	$116,716
Work-in-process	67,122	63,744
Finished goods	229,295	213,288
Total	$417,525	$393,748

At June 30, 2020 and December 31, 2019, approximately 38% and 36%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $75,428 and $75,292 at June 30, 2020 and December 31, 2019, respectively.

NOTE 10 — LEASES
The table below summarizes the right-of-use assets and lease liabilities in the Company's Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	June 30, 2020	December 31, 2019
Right-of-use assets	Other assets	$45,689	$51,533

Current liabilities	Other current liabilities	$12,905	$13,572
Noncurrent liabilities	Other liabilities	36,347	39,076
Total lease liabilities		$49,252	$52,648

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
Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company's Consolidated Statements of Income, was $5,990 and $11,209 in the three and six months ended June 30, 2020 and $6,546 and $12,435 in the three and six months ended June 30, 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2020, respectively, were $3,897 and $7,994 and are included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019, respectively, were $4,549 and $9,233 and are included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $0 and $2,035 during the three and six months ended June 30, 2020 and $9,717 and $14,673 for the three and six months ended June 30, 2019, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2020
2020	$7,459
2021	13,051
2022	9,474
2023	7,808
2024	6,355
After 2025	11,127
Total lease payments	$55,274
Less: Imputed interest	(6,022)
Operating lease liabilities	$49,252

As of June 30, 2020, the weighted average remaining lease term is 6.3 years and the weighted average discount rate used to determine the operating lease liability is 3.6%.

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Six Months Ended June 30,
	2020	2019
Balance at beginning of year	$20,650	$19,778
Accruals for warranties	7,835	5,121
Settlements	(6,940)	(5,720)
Foreign currency translation and other adjustments	(206)	33
Balance at June 30	$21,339	$19,212

NOTE 12 — DEBT
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2020, the Company was in compliance with all of its covenants and had $40,000 of outstanding borrowings under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 13.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2020, the Company was in compliance with all of its debt covenants relating to the Notes.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes.  As of June 30, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
Fair Value of Debt
At June 30, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, was approximately $777,171 and $721,494, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $715,925 and $712,414, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$39	$742	$35	$701	$78	$1,498	$70	$1,429
Interest cost	4,051	683	4,653	922	8,101	1,379	9,306	1,858
Expected return on plan assets	(5,711)	(1,014)	(6,245)	(1,106)	(11,422)	(2,021)	(12,490)	(2,230)
Amortization of prior service cost	—	16	—	15	—	31	—	31
Amortization of net loss	203	540	414	572	406	1,095	827	1,157
Settlement charges (1)	3,334	—	—	—	3,334	—	—	—
Defined benefit plans	1,916	967	(1,143)	1,104	497	1,982	(2,287)	2,245
Multi-employer plans	—	257	—	243	—	526	—	490
Defined contribution plans	4,751	773	5,791	424	10,377	1,475	11,699	923
Total pension cost	$6,667	$1,997	$4,648	$1,771	$10,874	$3,983	$9,412	$3,658

(1) Pension settlement charges resulting from lump sum pension payments in the three and six months ended June 30, 2020.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity earnings in affiliates	$81	$1,790	$243	$2,796
Other components of net periodic pension (cost) income	(2,102)	775	(903)	1,541
Other income (expense)	1,818	1,631	766	3,622
Total Other income (expense)	$(203)	$4,196	$106	$7,959

NOTE 15 — INCOME TAXES
The Company recognized $27,037 of tax expense on pretax income of $109,605, resulting in an effective income tax rate of 24.7% for the six months ended June 30, 2020.  The effective income tax rate was 20.1% for the six months ended June 30, 2019.
The increase in the effective tax rate for the six months ended June 30, 2020, as compared with the same period in 2019, was primarily due to recording the tax expense associated with a valuation allowance in 2020, smaller tax benefits related to the vesting of stock based compensation in 2020 and income tax benefits for the settlement of tax items recorded in 2019.
As of June 30, 2020, the Company had $20,235 of unrecognized tax benefits.  If recognized, approximately $17,259 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $2,165 in previously unrecognized tax benefits by the end of the second quarter 2021.

NOTE 16 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the six months ended June 30, 2020 and 2019.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2020.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $66,201 at June 30, 2020 and $59,982 at December 31, 2019.
During March and April 2020, in anticipation of future debt issuance associated with the Notes, referenced in Note 12, the Company entered into interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The forward starting swap agreements were qualified and designated as a cash flow hedge. The changes in fair value are recorded as part of AOCI, and upon completion of debt issuance and termination of the swaps, are amortized to interest expense over the life of the underlying debt. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at June 30, 2020 and have a termination date of August 2025.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Fair Value Hedges
From time to time the company will enter into certain interest rate swap agreements that are qualified and designated as fair value hedges. At June 30, 2020, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the six months ended June 30, 2020 which resulted in a gain of $6,629 that will be amortized to interest expense over the remaining life of the underlying debt.
Net Investment Hedges
The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of June 30, 2020 and December 31, 2019, respectively.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $375,396 and $363,820 at June 30, 2020 and December 31, 2019, respectively.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2020				December 31, 2019
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$567	$2,886	$—	$—	$1,288	$522	$—	$—
Interest rate swap agreements	—	—	—	—	—	—	2,964	—
Forward starting swap agreements	—	—	312	87	—	—	—	—
Cross currency swap agreements	—	—	469	—	—	—	—	653
Not designated as hedging instruments:
Foreign exchange contracts	1,541	3,236	—	—	2,397	973	—	—
Total derivatives	$2,108	$6,122	$781	$87	$3,685	$1,495	$2,964	$653

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2020	2019	2020	2019
Foreign exchange contracts	Selling, general & administrative expenses	$3,624	$1,010	$(18,509)	$6,417

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2020	December 31, 2019
Foreign exchange contracts	$(1,778)	$620
Forward starting swap agreements	257	—
Net investment contracts	1,886	1,006
The Company expects a loss of $1,778 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2020	2019	2020	2019
Foreign exchange contracts	Sales	$(1,463)	$387	$(1,525)	$775
	Cost of goods sold	146	152	268	249

NOTE 17 - FAIR VALUE
The following table provides a summary of assets and liabilities as of June 30, 2020, measured at fair value on a recurring basis:

Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,108	$—	$2,108	$—
Cross currency swap agreements	469	—	469	—
Forward-starting swap agreements	312	—	312	—
Total assets	$2,889	$—	$2,889	$—

Liabilities:
Foreign exchange contracts	6,122	—	6,122	—
Forward starting swap agreements	87	—	87	—
Deferred compensation	28,859	—	28,859	—
Total liabilities	$35,068	$—	$35,068	$—
The following table provides a summary of assets and liabilities as of December 31, 2019, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,685	$—	$3,685	$—
Interest rate swap agreements	2,964	—	2,964	—
Total assets	$6,649	$—	$6,649	$—

Liabilities:
Foreign exchange contracts	$1,495	$—	$1,495	$—
Cross currency swap agreements	653	—	653	—
Contingent considerations	470	—	—	470
Deferred compensation	29,170	—	29,170	—
Total liabilities	$31,788	$—	$31,318	$470

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
The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2020 and December 31, 2019.
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
COVID-19 Assessment
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the ultimate duration and severity on the Company's business remains unknown. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
During the COVID-19 pandemic, substantially all of the Company’s global businesses have continued to operate within a critical infrastructure sector (as established by the Cybersecurity & Infrastructure Security Agency of the U.S. Department of Homeland Security, as well as other governments worldwide) and as a result, the Company has been able to meet the demand of its customers in the various markets it serves. For the three months ended June 30, 2020, the Company experienced weakened global demand trends resulting in a decrease in Net sales and Net income primarily related to COVID-19. The Company has taken actions to protect the health and well-being of employees, while maintaining its workforce to serve customer requirements.  These actions did not and are not expected to have a material negative impact on the Company’s profitability.
New and changing government actions to address the COVID-19 pandemic continue to occur on a regular basis. As a result, the countries in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although many of the Company’s customers have begun to re-open or increase operating levels, such customers may be forced to close or limit operations as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies gradually reopen, the shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of June 30, 2020. Events and changes in circumstances arising after June 30, 2020, including those resulting from the continued impacts of COVID-19, will be reflected in management’s estimates for future periods.
During March 2020, the Coronavirus Aid, Relief and Economic Security Act, the Families First Coronavirus Response Act and several other state and local legislative acts were signed and enacted into law. The Company continues to evaluate the impact of the new laws on its business, and does not expect a material impact to its consolidated financial statements.

For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended June 30,
	2020		2019		Favorable (Unfavorable) 2020 vs. 2019
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$590,727		$777,008		$(186,281)	(24.0%)
Cost of goods sold	401,349		507,127		105,778	20.9%
Gross profit	189,378	32.1%	269,881	34.7%	(80,503)	(29.8%)
Selling, general & administrative expenses	126,376	21.4%	163,388	21.0%	37,012	22.7%
Rationalization and asset impairment charges	23,238	3.9%	1,307	0.2%	(21,931)	(1,678.0%)
Operating income	39,764	6.7%	105,186	13.5%	(65,422)	(62.2%)
Interest expense, net	5,881		5,898		17	0.3%
Other income (expense)	(203)		4,196		(4,399)	(104.8%)
Income before income taxes	33,680	5.7%	103,484	13.3%	(69,804)	(67.5%)
Income taxes	6,667		18,040		11,373	63.0%
Effective tax rate	19.8%		17.4%		(2.4)%
Net income including non-controlling interests	27,013		85,444		(58,431)	(68.4%)
Non-controlling interests in subsidiaries’ loss	17		(8)		25	312.5%
Net income	$26,996	4.6%	$85,452	11.0%	$(58,456)	(68.4%)
Diluted earnings per share	$0.45		$1.36		$(0.91)	(66.9%)

	Six Months Ended June 30,
	2020		2019		Favorable (Unfavorable) 2020 vs. 2019
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,292,718		$1,536,182		$(243,464)	(15.8%)
Cost of goods sold	866,018		1,007,880		141,862	14.1%
Gross profit	426,700	33.0%	528,302	34.4%	(101,602)	(19.2%)
Selling, general & administrative expenses	276,103	21.4%	323,796	21.1%	47,693	14.7%
Rationalization and asset impairment charges	29,759	2.3%	4,842	0.3%	(24,917)	(514.6%)
Operating income	120,838	9.3%	199,664	13.0%	(78,826)	(39.5%)
Interest expense, net	11,339		11,221		(118)	(1.1%)
Other income (expense)	106		7,959		(7,853)	(98.7%)
Income before income taxes	109,605	8.5%	196,402	12.8%	(86,797)	(44.2%)
Income taxes	27,037		39,492		12,455	31.5%
Effective tax rate	24.7%		20.1%		(4.6%)
Net income including non-controlling interests	82,568		156,910		(74,342)	(47.4%)
Non-controlling interests in subsidiaries’ loss	10		(22)		32	145.5%
Net income	$82,558	6.4%	$156,932	10.2%	$(74,374)	(47.4%)
Diluted earnings per share	$1.37		$2.47		$(1.10)	(44.5%)

Net Sales:
The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales 2019	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2020
Lincoln Electric Holdings, Inc.	$777,008	$(190,378)	$15,219	$(2,407)	$(8,715)	$590,727
% Change
Lincoln Electric Holdings, Inc.		(24.5%)	2.0%	(0.3%)	(1.1%)	(24.0%)

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales 2019	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2020
Lincoln Electric Holdings, Inc.	$1,536,182	$(255,777)	$39,711	$(9,167)	$(18,231)	$1,292,718
% Change
Lincoln Electric Holdings, Inc.		(16.7%)	2.6%	(0.6%)	(1.2%)	(15.8%)
Net sales decreased in the three and six months ended June 30, 2020 as a result of lower organic sales driven by the impact of COVID-19 on global demand and unfavorable foreign exchange, partially offset by acquisitions. The increase in Net sales from acquisitions in the three months ended June 30, 2020 was driven by the acquisition of Askaynak within International Welding. The increase in Net sales from acquisitions in the six months ended June 30, 2020 was driven by the acquisitions of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
Gross Profit:
Gross profit for the three and six months ended June 30, 2020 decreased, as a percent of sales, compared to the prior year primarily due to lower volumes and product mix, including the impact of COVID-19 on global demand.
Selling, General & Administrative ("SG&A") Expenses:
SG&A expenses decreased for the three and six months ended June 30, 2020 as compared to June 30, 2019 due to lower employee costs and discretionary spending, partially offset by higher expense from acquisitions.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $23,238, $18,494 after-tax, and $29,759, $23,039 after-tax, in the three and six months ended June 30, 2020, respectively, primarily related to severance charges, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets. The Company recorded net charges of $1,307, $937 after-tax, and $4,842, $3,751 after-tax, in the three and six months ended June 30, 2019, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets.
Income Taxes:
The increase in the effective tax rate for the three and six months ended June 30, 2020 as compared to June 30, 2019 was primarily due to recording the tax expense associated with a valuation allowance in 2020, smaller tax benefits related to the vesting of stock-based compensation in 2020 and income tax benefits for the settlement of tax items recorded in 2019.
Net Income:
The decrease in Net income for the three and six months ended June 30, 2020 as compared to June 30, 2019 was primarily due to lower sales volumes, including the impact of COVID-19 on global demand, and higher Rationalization and asset impairment charges.

Segment Results

Three months ended June 30,		Change in Net Sales due to:
	Net Sales 2019	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2020
Operating Segments
Americas Welding	$476,607	$(139,035)	$—	$(1,405)	$(2,938)	$333,229
International Welding	212,306	(44,452)	15,219	(1,280)	(4,626)	177,167
The Harris Products Group	88,095	(6,891)	—	278	(1,151)	80,331
% Change
Americas Welding		(29.2%)	—	(0.3%)	(0.6%)	(30.1%)
International Welding		(20.9%)	7.2%	(0.6%)	(2.2%)	(16.6%)
The Harris Products Group		(7.8%)	—	0.3%	(1.3%)	(8.8%)

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales 2019	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2020
Operating Segments
Americas Welding	$934,326	$(176,727)	$6,190	$(6,797)	$(5,228)	$751,764
International Welding	430,392	(74,959)	33,521	(2,971)	(10,893)	375,090
The Harris Products Group	171,464	(4,091)	—	601	(2,110)	165,864
% Change
Americas Welding		(18.9%)	0.7%	(0.7%)	(0.6%)	(19.5%)
International Welding		(17.4%)	7.8%	(0.7%)	(2.5%)	(12.8%)
The Harris Products Group		(2.4%)	—	0.4%	(1.2%)	(3.3%)
(1) Decrease for three and six months ended June 30, 2020 for all segments due to softer demand associated with the current economic environment and the impacts of COVID-19 on global demand. The Harris Products Group volume declines were partially offset by higher retail volumes.
(2) Increase for the three months ended June 30, 2020 due to the acquisition of Askaynak within International Welding. Increase for the six months ended June 30, 2020 due to the acquisition of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3) Decrease for Americas Welding reflects lower tariff-related surcharges in 2020 compared to 2019.

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

The following table presents Adjusted EBIT by segment:

	Three months ended June 30,		Favorable (Unfavorable) 2020 vs. 2019
	2020	2019	$	%
Americas Welding:
Net sales	$333,229	$476,607	$(143,378)	(30.1%)
Inter-segment sales	27,493	34,811	(7,318)	(21.0%)
Total Sales	$360,722	$511,418	(150,696)	(29.5%)

Adjusted EBIT (3)	$46,702	$84,851	(38,149)	(45.0%)
As a percent of total sales (1)	12.9%	16.6%		(3.7%)
International Welding:
Net sales	$177,167	$212,306	(35,139)	(16.6%)
Inter-segment sales	4,286	4,188	98	2.3%
Total Sales	$181,453	$216,494	(35,041)	(16.2%)

Adjusted EBIT (4)	$9,682	$15,178	(5,496)	(36.2%)
As a percent of total sales (1)	5.3%	7.0%		(1.7%)
The Harris Products Group:
Net sales	$80,331	$88,095	(7,764)	(8.8%)
Inter-segment sales	1,753	2,113	(360)	(17.0%)
Total Sales	$82,084	$90,208	(8,124)	(9.0%)

Adjusted EBIT	$11,713	$13,488	(1,775)	(13.2%)
As a percent of total sales (2)	14.3%	15.0%		(0.7%)
Corporate / Eliminations:
Inter-segment sales	$(33,532)	$(41,112)	(7,580)	(18.4%)
Adjusted EBIT (5)	(1,964)	(3,969)	(2,005)	(50.5%)
Consolidated:
Net sales	$590,727	$777,008	(186,281)	(24.0%)
Net income	$26,996	$85,452	(58,456)	(68.4%)
As a percent of total sales	4.6%	11.0%		(6.4%)

Adjusted EBIT (6)	$66,133	$109,548	(43,415)	(39.6%)
As a percent of sales	11.2%	14.1%		(2.9%)

(1)	Decrease for the three months ended June 30, 2020 as compared to June 30, 2019 primarily driven by lower Net sales volumes driven by the COVID-19 impact on global demand.

(2)
Decrease for the three months ended June 30, 2020 as compared to June 30, 2019 driven by lower Net sales volumes driven by the COVID-19 impact on global demand, partially offset by retail volume increases.

(3)
The three months ended June 30, 2020 and 2019 exclude Rationalization and asset impairment charges of $22,673, and $380, respectively, related to severance charges and non-cash asset impairments of long-lived assets as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2020 also exclude pension settlement charges of $3,334. The three months ended June 30, 2019 also exclude the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition.

(4)
The three months ended June 30, 2020 and 2019 exclude Rationalization and asset impairment charges of $565 and $927, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2019 also exclude gains on disposal of assets of $3,554.

(5)	The three months ended June 30, 2019 exclude acquisition transaction and integration costs of $1,014 related to the Air Liquide Welding acquisition.

(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

The following table presents Adjusted EBIT by segment:

	Six Months Ended June 30,		Favorable (Unfavorable) 2020 vs. 2019
	2020	2019	$	%
Americas Welding:
Net sales	$751,764	$934,326	$(182,562)	(19.5%)
Inter-segment sales	52,276	64,199	(11,923)	(18.6%)
Total Sales	$804,040	$998,525	(194,485)	(19.5%)

Adjusted EBIT (3)	$117,404	$166,603	(49,199)	(29.5%)
As a percent of total sales (1)	14.6%	16.7%		(2.1%)
International Welding:
Net sales	$375,090	$430,392	(55,302)	(12.8%)
Inter-segment sales	8,769	8,397	372	4.4%
Total Sales	$383,859	$438,789	(54,930)	(12.5%)

Adjusted EBIT (4)	$16,297	$28,515	(12,218)	(42.8%)
As a percent of total sales (1)	4.2%	6.5%		(2.3%)
The Harris Products Group:
Net sales	$165,864	$171,464	(5,600)	(3.3%)
Inter-segment sales	3,478	3,980	(502)	(12.6%)
Total Sales	$169,342	$175,444	(6,102)	(3.5%)

Adjusted EBIT	$24,205	$24,007	198	0.8%
As a percent of total sales (2)	14.3%	13.7%		0.6%
Corporate / Eliminations:
Inter-segment sales	$(64,523)	$(76,576)	(12,053)	(15.7%)
Adjusted EBIT (5)	(3,063)	(7,011)	(3,948)	(56.3%)
Consolidated:
Net sales	$1,292,718	$1,536,182	(243,464)	(15.8%)
Net income	$82,558	$156,932	(74,374)	(47.4%)
As a percent of total sales	6.4%	10.2%		(3.8%)

Adjusted EBIT (6)	$154,843	$212,114	(57,271)	(27.0%)
As a percent of sales	12.0%	13.8%		(1.8%)

(1)
Decrease for the six months ended June 30, 2020 as compared to June 30, 2019 primarily driven lower Net sales volumes from softer demand in current economic environment, including the impact of COVID-19 on global demand.

(2)	Increase for the six months ended June 30, 2020 as compared to June 30, 2019 driven by retail volume increases.

(3)
The six months ended June 30, 2020 and 2019 exclude Rationalization and asset impairment charges of $23,863, and $1,716, respectively, related to severance charges and non-cash asset impairments of long-lived assets as discussed in Note 6 to the consolidated financial statements. The six months ended June 30, 2020 also exclude pension settlement charges of $3,334. The six months ended June 30, 2019 also exclude the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition.

(4)
The six months ended June 30, 2020 and 2019 exclude Rationalization and asset impairment charges of $5,896 and $3,126, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The six months ended June 30, 2020 also excludes the amortization of step up in value of acquired inventories of $806 related to an acquisition and the six months ended June 30, 2019 exclude gains on disposal of assets of $3,554.

(5)	The six months ended June 30, 2019 exclude acquisition transaction and integration costs of $1,804 related to the Air Liquide Welding acquisition.

(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.
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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income as reported	$39,764	$105,186	$120,838	$199,664
Special items (pre-tax):
Rationalization and asset impairment charges (1)	23,238	1,307	29,759	4,842
Acquisition transaction and integration costs (2)	—	1,014	—	1,804
Amortization of step up in value of acquired inventories (3)	—	1,399	806	1,399
Gains on asset disposals (4)	—	(3,045)	—	(3,045)
Adjusted operating income	$63,002	$105,861	$151,403	$204,664

Net income as reported	$26,996	$85,452	$82,558	$156,932
Special items:
Rationalization and asset impairment charges (1)	23,238	1,307	29,759	4,842
Acquisition transaction and integration costs (2)	—	1,014	—	1,804
Pension settlement charges (5)	3,334	—	3,334	—
Amortization of step up in value of acquired inventories (3)	—	1,399	806	1,399
Gains on asset disposals (4)	—	(3,554)	—	(3,554)
Tax effect of Special items (6)	(5,576)	(4,751)	(7,552)	(5,564)
Adjusted net income	47,992	80,867	108,905	155,859
Non-controlling interests in subsidiaries’ income (loss)	17	(8)	10	(22)
Interest expense, net	5,881	5,898	11,339	11,221
Income taxes as reported	6,667	18,040	27,037	39,492
Tax effect of Special items (6)	5,576	4,751	7,552	5,564
Adjusted EBIT	$66,133	$109,548	$154,843	$212,114
Effective tax rate as reported	19.8%	17.4%	24.7%	20.1%
Net special item tax impact	0.5%	4.6%	(0.6%)	2.3%
Adjusted effective tax rate	20.3%	22.0%	24.1%	22.4%

Diluted earnings per share as reported	$0.45	$1.36	$1.37	$2.47
Special items per share	0.35	(0.08)	0.44	(0.01)
Adjusted diluted earnings per share	$0.80	$1.28	$1.81	$2.46
(1) Charges primarily related to severance, impairments of long-lived assets and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.
(2) Costs related to the Air Liquide Welding acquisition and are included in Selling, general & administrative expenses.

(3)	Costs related to an acquisition and are included in Cost of goods sold.
(4) Gains primarily included in Cost of goods sold.
(5) Related to lump sum pension payments and are included in Other income (expense).
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
The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2020	2019	$ Change
Cash provided by operating activities (1)	$126,013	$151,985	$(25,972)
Cash used by investing activities (2)	(18,793)	(133,644)	114,851
Capital expenditures	(25,011)	(36,513)	11,502
Acquisition of businesses, net of cash acquired	—	(107,843)	107,843
Cash used by financing activities (3)	(155,692)	(190,078)	34,386
Proceeds from short-term borrowings, net	15,106	29,982	(14,876)
Purchase of shares for treasury	(112,975)	(160,914)	47,939
Cash dividends paid to shareholders	(59,814)	(60,101)	287
Decrease in Cash and cash equivalents (4)	(56,508)	(168,988)
(1) Cash provided by operating activities decreased for the six months ended June 30, 2020, compared with the six months ended June 30, 2019 primarily due to lower company earnings.
(2) Cash used by investing activities decreased for the six months ended June 30, 2020, compared with the six months ended June 30, 2019 predominantly due to cash used in the acquisition of businesses in 2019. The Company currently anticipates capital expenditures of $55,000 to $65,000 in 2020.  Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness.  Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities decreased in the six months ended June 30, 2020, compared with the six months ended June 30, 2019 due lower purchases of shares for treasury in 2020.
(4) Cash and cash equivalents decreased 28.3%, or $56,508, to $143,055 during the six months ended June 30, 2020, from $199,563 as of December 31, 2019.  This decrease was predominantly due to cash used in the purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by proceeds from short-term borrowings and cash provided by operating activities. The decrease in Cash and cash equivalents during the six months ended June 30, 2020 compares to a decrease of 47.1% during the six months ended June 30, 2019. The decrease in 2019 was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. At June 30, 2020, $139,302 of Cash and cash equivalents was held by international subsidiaries.
The Company's total debt levels increased compared to December 31, 2019 predominately due to additional short-term borrowings. Total debt to total invested capital increased to 53.7% at June 30, 2020 from 47.7% at December 31, 2019.
In July 2020, the Company paid a cash dividend of $0.49 per share, or $29,090, to shareholders of record as of June 30, 2020.

Working Capital Ratios

	June 30, 2020	December 31, 2019	June 30, 2019
Average operating working capital to Net sales (1) (2)	22.4%	16.8%	18.4%
Days sales in Inventories (2)	131.4	99.9	98.4
Days sales in Accounts receivable	56.8	51.4	53.6
Average days in Trade accounts payable	58.1	56.0	50.6
(1) Average operating working capital to net sales is defined as the sum of Accounts receivable and Inventories less Trade accounts payable as of period end divided by annualized rolling three months of Net sales.
(2) In order to minimize potential supply chain disruptions in serving customers due to the COVID-19 crisis, the Company increased inventories resulting in higher Days sales in Inventories and higher Average operating working capital to Net sales.

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
The following table presents ROIC:

	Twelve Months Ended June 30,
	2020	2019
Net income	$218,735	$314,310
Rationalization and asset impairment charges	40,105	8,410
Acquisition transaction and integration costs	—	3,607
Pension settlement charges	3,334	5,928
Amortization of step up in value of acquired inventories	2,415	1,399
Gains on disposal of assets	—	(3,554)
Gain on change in control	(7,601)	—
Tax effect of Special items (1)	(9,374)	(11,295)
Adjusted net income	$247,614	$318,805
Plus: Interest expense, net of tax of $6,439 and $6,178 in 2020 and 2019, respectively	19,348	18,569
Less: Interest income, net of tax of $563 and $1,302 in 2020 and 2019, respectively	1,691	3,912
Adjusted net income before tax effected interest	$265,271	$333,462

Invested Capital	June 30, 2020	June 30, 2019
Short-term debt	$49,597	$30,110
Long-term debt, less current portion	715,817	710,458
Total debt	765,414	740,568
Total equity	660,111	846,058
Invested capital	$1,425,525	$1,586,626
Return on invested capital	18.6%	21.0%

(1)
Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the twelve months ended June 30, 2019.

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
Debt
Revolving Credit Agreement
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of June 30, 2020, the Company was in compliance with all of its covenants and had outstanding borrowings of $40,000 under the Credit Agreement.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 13.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2020, the Company was in compliance with all of its debt covenants relating to the Notes.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
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

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the COVID-19 outbreak, on the Company or its customers, suppliers and the economy in general.  The Company has experienced the negative impacts of COVID-19 on its markets and operations; however, the ultimate duration and severity on the Company's business remains unknown. New and changing government actions to address the COVID-19 pandemic continue to occur on a regular basis. As a result, the countries in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although many of the Company’s customers have begun to re-open or increase operating levels, such customers may be forced to close or limit operations as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies gradually reopen, the shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time. For additional discussion, see “Item 1A. Risk Factors” presented herein, as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and on Form 10-Q for the quarter ended March 31, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2019.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of June 30, 2020, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,790 plaintiffs, which is a net decrease of 334 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,457 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,006 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, on Form 10-Q for the quarter ended March 31, 2020 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.
The COVID-19 pandemic could have a material adverse effect our ability to operate, results of operations, financial condition, liquidity and capital investments.
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the ultimate duration and severity on the Company's business remains unknown. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
New and changing government actions to address the COVID-19 pandemic continue to occur on a regular basis. As a result, the countries in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions have had to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although many of the Company’s customers have begun to re-open or increase operating levels, such customers may be forced to close or limit operations as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies gradually reopen, the shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.
The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. In addition, preventive measures we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, disruptions to the businesses of our channel partners and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain, as well as decreased customer demand for our products and services. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization and capital investments. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of such issues, including, but not limited to, possible impairment, restructuring and other charges, may not be reasonably estimated due to the uncertainty of future developments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the second quarter of 2020 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2) (3)
April 1 - 30, 2020	43,597	(1)	$69.73	43,098	11,453,193
May 1 - 31, 2020	835	(1)	79.09	—	11,453,193
June 1 - 30, 2020	1,312	(1)	82.02	—	11,453,193
Total	45,744		70.25	43,098

(1)	The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.

(2)
On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 53.5 million shares at a total cost of $2.3 billion for a weighted average cost of $42.53 per share through June 30, 2020.

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
July 27, 2020