Form 10-Q
period 2020-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2020-10-27
CIK 59527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common shares as of September 30, 2020 was 59,470,712.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24
Item 3. Quantitative and Qualitative Disclosures About Market Risk		35
Item 4. Controls and Procedures		35

PART II. OTHER INFORMATION		36
Item 1. Legal Proceedings		36
Item 1A. Risk Factors		36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		36
Item 4. Mine Safety Disclosures		36
Item 6. Exhibits		36
Signatures		38
EX-10.1	Amendment No. 1 to 2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) dated August 1, 2020 (filed herewith).
EX-10.2	Amendment No. 1 to Non-Employee Directors' Deferred Compensation Plan (Amended and Restated as of January 1, 2019) dated August 1, 2020 (filed herewith).
EX-10.3	Amendment No. 1 to The Lincoln Electric Company Restoration Plan dated August 1, 2020 (filed herewith).
EX-10.4	Amendment No. 2 to Supplemental Executive Retirement Plan (As Amended and Restated as of December 31, 2008) dated August 1, 2020 (filed herewith).
EX-10.5	Amendment No. 1 to Form of Change in Control Severance Agreement (as entered into by the Company and its executive officers) dated August 1, 2020 (filed herewith).
EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales (Note 2)	$668,888	$730,783	$1,961,606	$2,266,965
Cost of goods sold	453,501	492,432	1,319,519	1,500,312
Gross profit	215,387	238,351	642,087	766,653
Selling, general & administrative expenses	131,337	148,312	407,440	472,108
Rationalization and asset impairment charges (Note 6)	6,257	1,495	36,016	6,337
Operating income	77,793	88,544	198,631	288,208
Interest expense, net	5,552	6,400	16,891	17,621
Other income (expense) (Note 14)	1,062	9,653	1,168	17,612
Income before income taxes	73,303	91,797	182,908	288,199
Income taxes (Note 15)	14,797	19,340	41,834	58,832
Net income including non-controlling interests	58,506	72,457	141,074	229,367
Non-controlling interests in subsidiaries’ income (loss)	27	(4)	37	(26)
Net income	$58,479	$72,461	$141,037	$229,393

Basic earnings per share (Note 3)	$0.98	$1.18	$2.36	$3.68
Diluted earnings per share (Note 3)	$0.97	$1.17	$2.34	$3.64
Cash dividends declared per share	$0.49	$0.47	$1.47	$1.41

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income including non-controlling interests	$58,506	$72,457	$141,074	$229,367
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $337 and $(62) in the three and nine months ended September 30, 2020; $(66) and $(121) in the three and nine months ended September 30, 2019.	639	(348)	(622)	(320)
Defined benefit pension plan activity, net of tax of $(776) and $(8,303) in the three and nine months ended September 30, 2020; $536 and $673 in the three and nine months ended September 30, 2019.	(1,304)	613	(23,731)	2,491
Currency translation adjustment	13,039	(24,025)	(43,101)	(14,040)
Other comprehensive income (loss):	12,374	(23,760)	(67,454)	(11,869)
Comprehensive income	70,880	48,697	73,620	217,498
Comprehensive income (loss) attributable to non-controlling interests	62	254	14	234
Comprehensive income attributable to shareholders	$70,818	$48,443	$73,606	$217,264

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2020	December 31, 2019
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$152,479	$199,563
Accounts receivable (less allowance for doubtful accounts of $15,657 in 2020; $16,002 in 2019)	373,044	374,649
Inventories (Note 9)	396,214	393,748
Other current assets	104,474	107,621
Total Current Assets	1,026,211	1,075,581
Property, plant and equipment (less accumulated depreciation of $858,288 in 2020; $825,769 in 2019)	504,520	529,344
Goodwill	331,473	337,107
Other assets	355,295	429,181
TOTAL ASSETS	$2,217,499	$2,371,213

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$1,147	$34,969
Trade accounts payable	226,494	273,002
Accrued employee compensation and benefits	121,967	83,033
Other current liabilities	183,553	172,131
Total Current Liabilities	533,161	563,135
Long-term debt, less current portion (Note 12)	715,687	712,302
Other liabilities	257,907	276,699
Total Liabilities	1,506,755	1,552,136
Shareholders’ Equity
Common shares	9,858	9,858
Additional paid-in capital	404,086	389,446
Retained earnings	2,790,579	2,736,481
Accumulated other comprehensive loss	(343,281)	(275,850)
Treasury shares	(2,151,417)	(2,041,763)
Total Shareholders’ Equity	709,825	818,172
Non-controlling interests	919	905
Total Equity	710,744	819,077
TOTAL LIABILITIES AND TOTAL EQUITY	$2,217,499	$2,371,213

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands, except per share amounts)

	Common Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non-controlling Interests	Total
Balance at December 31, 2019	60,592	$9,858	$389,446	$2,736,481	$(275,850)	$(2,041,763)	$905	$819,077
Net income				55,562			(7)	55,555
Unrecognized amounts from defined benefit pension plans, net of tax					609			609
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(2,369)			(2,369)
Currency translation adjustment					(70,567)		(41)	(70,608)
Cash dividends declared – $0.49 per share				(29,280)				(29,280)
Stock-based compensation activity	152		2,826			1,912		4,738
Purchase of shares for treasury	(1,357)					(109,762)		(109,762)
Other			(5,176)	5,176				—
Balance at March 31, 2020	59,387	$9,858	$387,096	$2,767,939	$(348,177)	$(2,149,613)	$857	$667,960
Net income				26,996			17	27,013
Unrecognized amounts from defined benefit pension plans, net of tax					(23,036)			(23,036)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					1,108			1,108
Currency translation adjustment					14,485		(17)	14,468
Cash dividends declared – $0.49 per share				(29,260)				(29,260)
Stock-based compensation activity	25		4,754			317		5,071
Purchase of shares for treasury	(45)					(3,213)		(3,213)
Other			2,842	(2,842)				—
Balance at June 30, 2020	59,367	$9,858	$394,692	$2,762,833	$(355,620)	$(2,152,509)	$857	$660,111
Net income				58,479			27	58,506
Unrecognized amounts from defined benefit pension plans, net of tax					(1,304)			(1,304)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					639			639
Currency translation adjustment					13,004		35	13,039
Cash dividends declared – $0.49 per share				(29,326)				(29,326)
Stock-based compensation activity	106		8,493			1,315		9,808
Purchase of shares for treasury	(2)					(223)		(223)
Other			901	(1,407)				(506)
Balance at September 30, 2020	59,471	$9,858	$404,086	$2,790,579	$(343,281)	$(2,151,417)	$919	$710,744

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

LINCOLN ELECTRIC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$141,037	$229,393
Non-controlling interests in subsidiaries’ income (loss)	37	(26)
Net income including non-controlling interests	141,074	229,367
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	21,927	1,069
Depreciation and amortization	60,566	60,400
Equity earnings in affiliates, net	(323)	(1,266)
Deferred income taxes	(10,143)	4,045
Stock-based compensation	11,656	12,602
Gain on change in control	—	(7,601)
Other, net	(4,283)	(7,362)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(6,851)	24,103
Increase in inventories	(3,430)	(36,476)
Decrease in other current assets	8,027	3,227
Decrease in trade accounts payable	(42,333)	(34,202)
Increase in other current liabilities	38,615	31,113
Net change in other assets and liabilities	1,059	1,647
NET CASH PROVIDED BY OPERATING ACTIVITIES	215,561	280,666

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(37,116)	(53,551)
Acquisition of businesses, net of cash acquired	—	(136,735)
Proceeds from sale of property, plant and equipment	6,957	9,491
Other investing activities	—	2,000
NET CASH USED BY INVESTING ACTIVITIES	(30,159)	(178,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	(3,504)	—
Amounts due banks, net	(29,619)	2,439
Payments on long-term borrowings	(12)	(6)
Proceeds from exercise of stock options	7,961	6,210
Purchase of shares for treasury (Note 8)	(113,198)	(221,942)
Cash dividends paid to shareholders	(88,945)	(89,162)
NET CASH USED BY FINANCING ACTIVITIES	(227,317)	(302,461)

Effect of exchange rate changes on Cash and cash equivalents	(5,169)	(1,647)
DECREASE IN CASH AND CASH EQUIVALENTS	(47,084)	(202,237)

Cash and cash equivalents at beginning of period	199,563	358,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,479	$156,612
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements.  However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods.  Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
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
COVID-19 Assessment
In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the ultimate duration and severity on the Company's business remains unknown. New and changing government actions to address the COVID-19 pandemic continue to occur. As a result, the countries in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions may have to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although most of the Company’s customers have re-opened and increased operating levels, such customers may be forced to close or limit operations as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies reopen, the ultimate shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; measurement of compensation cost for certain share-based awards and cash bonus plans; and pension plan assumptions. Events and changes in circumstances arising after September 30, 2020, including those resulting from the continued impacts of COVID-19, will be reflected in management’s estimates for future periods.
New Accounting Pronouncements:
This section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following ASUs were adopted as of January 1, 2020, unless otherwise noted below:

Standard	Description
ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), issued August 2018.	ASU 2018-14 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU also requires an entity to disclose the weighted-average interest crediting rates for cash balance plans and to explain the reasons for significant gains and losses related to changes in the benefit obligation. These disclosure requirements will be reflected in the Notes to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2020.
ASU No. 2018-13, Fair Value Measurement (Topic 944), issued August 2018.	ASU 2018-13 eliminates, amends and adds disclosure requirements related to fair value measurements. The ASU removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Refer to Note 17 to the consolidated financial statements for further details.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), issued June 2016.	ASU 2016-13 modifies disclosure and measurement requirements related to credit losses. Topic 326 requires that an entity estimate impairment of trade receivables based on expected losses rather than incurred losses. The adoption did not have a material impact on the Company's consolidated financial statements.
ASU No. 2020-04, Reference Rate Reform (Topic 848), issued March 2020.	ASU 2020-04 provides temporary optional guidance to ease the financial reporting burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates. The Company adopted the ASU on March 12, 2020 and it is effective through December 31, 2022. As of September 30, 2020, the Company has not utilized any of the optional guidance; however, it will continue to assess the potential impact on the Company’s debt contracts and hedging relationships through the effective period.
The Company is currently evaluating the impact on its financial statements of the following ASU:

Standard	Description
ASU No. 2019-12, Income Taxes (Topic 740), issued December 2019.	ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective January 1, 2021 and early adoption is permitted.

NOTE 2 — REVENUE RECOGNITION
The following table presents the Company's Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consumables	$379,177	$420,980	$1,118,688	$1,308,788
Equipment	289,711	309,803	842,918	958,177
Net sales	$668,888	$730,783	$1,961,606	$2,266,965
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

At September 30, 2020, the Company recorded $15,749 related to advance customer payments and $14,090 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2019, the balances related to advance customer payments and billings in excess of revenue recognized were $16,040 and $16,274, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2020 and December 31, 2019, $29,688 and $33,566, respectively, related to these future customer receivables was included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$58,479	$72,461	$141,037	$229,393
Denominator (shares in 000's):
Basic weighted average shares outstanding	59,426	61,380	59,655	62,282
Effect of dilutive securities - Stock options and awards	592	681	547	690
Diluted weighted average shares outstanding	60,018	62,061	60,202	62,972
Basic earnings per share	$0.98	$1.18	$2.36	$3.68
Diluted earnings per share	$0.97	$1.17	$2.34	$3.64
For the three months ended September 30, 2020 and 2019, common shares subject to equity-based awards of 557,198 and 548,049, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive. For the nine months ended September 30, 2020 and 2019, common shares subject to equity-based awards of 547,329 and 514,402, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS
During July 2019, the Company acquired the controlling stake of Kaynak Tekniği Sanayi ve Ticaret A.Ş. (“Askaynak”). Askaynak, based in Turkey, is a supplier and manufacturer of welding consumables, arc welding equipment, including plasma and oxy-fuel cutting equipment and robotic welding systems. The acquisition advanced the Company's regional growth strategy in Europe, the Middle East and Africa.
During April 2019, the Company acquired Baker Industries, Inc. ("Baker"). Baker, based in Detroit, Michigan, is a provider of custom tooling, parts and fixtures primarily serving automotive and aerospace markets. The acquisition complimented the Company's automation portfolio and its metal additive manufacturing service business.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

	Americas Welding	International Welding	The Harris Products Group	Corporate / Eliminations	Consolidated
Three Months Ended September 30, 2020
Net sales	$371,535	$196,937	$100,416	$—	$668,888
Inter-segment sales	29,368	4,898	1,898	(36,164)	—
Total	$400,903	$201,835	$102,314	$(36,164)	$668,888

Adjusted EBIT	$59,120	$13,432	$17,587	$(1,839)	$88,300
Special items charge (gain) (1)	7,044	2,401	—	—	9,445
EBIT	$52,076	$11,031	$17,587	$(1,839)	$78,855
Interest income					293
Interest expense					(5,845)
Income before income taxes					$73,303
Three Months Ended September 30, 2019
Net sales	$443,521	$205,378	$81,884	$—	$730,783
Inter-segment sales	31,101	4,441	1,857	(37,399)	—
Total	$474,622	$209,819	$83,741	$(37,399)	$730,783

Adjusted EBIT	$74,110	$10,184	$11,038	$(1,632)	$93,700
Special items charge (gain) (2)	—	(4,497)	—	—	(4,497)
EBIT	$74,110	$14,681	$11,038	$(1,632)	$98,197
Interest income					491
Interest expense					(6,891)
Income before income taxes					$91,797
Nine Months Ended September 30, 2020
Net sales	$1,123,299	$572,027	$266,280	$—	$1,961,606
Inter-segment sales	81,644	13,667	5,376	(100,687)	—
Total	$1,204,943	$585,694	$271,656	$(100,687)	$1,961,606

Adjusted EBIT	$176,524	$29,729	$41,792	$(4,902)	$243,143
Special items charge (gain) (1)	34,241	9,103	—	—	43,344
EBIT	$142,283	$20,626	$41,792	$(4,902)	$199,799
Interest income					1,576
Interest expense					(18,467)
Income before income taxes					$182,908
Nine Months Ended September 30, 2019
Net sales	$1,377,847	$635,770	$253,348	$—	$2,266,965
Inter-segment sales	95,300	12,838	5,837	(113,975)	—
Total	$1,473,147	$648,608	$259,185	$(113,975)	$2,266,965

Adjusted EBIT	$240,713	$38,699	$35,045	$(8,643)	$305,814
Special items charge (gain) (2)	3,115	(4,925)	—	1,804	(6)
EBIT	$237,598	$43,624	$35,045	$(10,447)	$305,820
Interest income					2,047
Interest expense					(19,668)
Income before income taxes					$288,199

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

(1)In the three months ended September 30, 2020, special items reflect Rationalization and asset impairment charges of $3,856 and $2,401 in Americas Welding and International Welding, respectively, and pension settlement charges of $3,188 in Americas Welding. In the nine months ended September 30, 2020, special items reflect Rationalization and asset impairment charges of $27,719 and $8,297 in Americas Welding and International Welding, respectively, amortization of step up in value of acquired inventories of $806 related to an acquisition in International Welding and pension settlement charges of $6,522 in Americas Welding.
(2)In the three months ended September 30, 2019, special items reflect Rationalization and asset impairment charges $1,495, amortization of step up in value of acquired inventories of $1,609 related to the acquisition of Askaynak and a gain on change in control of $7,601 related to the acquisition of Askaynak in International Welding. In the nine months ended September 30, 2019, special items reflect Rationalization and asset impairment charges of $1,716 and $4,621 in Americas Welding and International Welding, respectively, amortization of step up in value of acquired inventories of $1,399 in Americas Welding and $1,609 related to the acquisition of Askaynak in International Welding, gains on disposals of assets of $3,554 in International Welding and acquisition transaction and integration costs of $1,804 in Corporate / Eliminations related to the Air Liquide Welding acquisition and a gain on change in control of $7,601 related to the acquisition of Askaynak in International Welding.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS
The Company recorded Rationalization and asset impairment net charges of $36,016 and $6,337 in the nine months ended September 30, 2020 and 2019, respectively. The charges are primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.
During 2020, the Company initiated rationalization plans within Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing facilities to better align the cost structure with economic conditions and operating needs. At September 30, 2020, liabilities of $218 and $6,592 for Americas Welding and International Welding, respectively, were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
During 2019, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structure with economic conditions and operating needs. At September 30, 2020, liabilities of $4,934 were recognized in Other current liabilities in the Company's Condensed Consolidated Balance Sheet.
The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.
The following table summarizes the activity related to rationalization liabilities for the nine months ended September 30, 2020:

	Americas Welding	International Welding	Consolidated
Balance, December 31, 2019	$—	$8,202	$8,202
Payments and other adjustments	(5,367)	(5,180)	(10,547)
Charged to expense	5,585	8,504	14,089
Balance, September 30, 2020	$218	$11,526	$11,744

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")
The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended September 30, 2020
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2020	$365		$(92,973)		$(263,012)		$(355,620)
Other comprehensive income (loss) before reclassification	(104)		(4,411)	[2]	13,004	[3]	8,489
Amounts reclassified from AOCI	743	[1]	3,107	[2]	—		3,850
Net current-period other comprehensive income (loss)	639		(1,304)		13,004		12,339
Balance at September 30, 2020	$1,004		$(94,277)		$(250,008)		$(343,281)

	Three Months Ended September 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at June 30, 2019	$1,722		$(80,171)		$(203,401)		$(281,850)
Other comprehensive income (loss) before reclassification	(268)		—		(24,283)	[3]	(24,551)
Amounts reclassified from AOCI	(80)	[1]	613	[2]	—		533
Net current-period other comprehensive income (loss)	(348)		613		(24,283)		(24,018)
Balance at September 30, 2019	$1,374		$(79,558)		$(227,684)		$(305,868)
(1)During the 2020 period, this AOCI reclassification is a component of Net sales of $(551) (net of tax of $(205)) and Cost of goods sold of $192 (net of tax of $8); during the 2019 period, the reclassification is a component of Net sales of $(15) and Cost of goods sold of $(95) (net of tax of $(22)). See Note 16 to the consolidated financial statements for additional details.
(2)This AOCI component is included in the computation of net periodic pension costs (net of tax of $(776) and $536 during the three months ended September 30, 2020 and 2019, respectively). See Note 13 to the consolidated financial statements for additional details.
(3)The Other comprehensive income (loss) before reclassifications excludes $35 and $258 attributable to Non-controlling interests in the three months ended September 30, 2020 and 2019, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The following tables set forth the total changes in AOCI by component, net of taxes:

	Nine Months Ended September 30, 2020
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(2,304)		(30,538)	[2]	(43,078)	[3]	(75,920)
Amounts reclassified from AOCI	1,682	[1]	6,807	[2]	—		8,489
Net current-period other comprehensive income (loss)	(622)		(23,731)		(43,078)		(67,431)
Balance at September 30, 2020	$1,004		$(94,277)		$(250,008)		$(343,281)

	Nine Months Ended September 30, 2019
	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges		Defined benefit pension plan activity		Currency translation adjustment		Total
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	521		—		(14,300)	[3]	(13,779)
Amounts reclassified from AOCI	(841)	[1]	2,491	[2]	—		1,650
Net current-period other comprehensive income (loss)	(320)		2,491		(14,300)		(12,129)
Balance at September 30, 2019	$1,374		$(79,558)		$(227,684)		$(305,868)

(1)During the 2020 period, this AOCI reclassification is a component of Net sales of $(1,657) (net of tax of $(624)) and Cost of goods sold of $25 (net of tax of $(92)); during the 2019 period, this AOCI reclassification is a component of Net sales of $557 (net of tax of $203) and Cost of goods sold of $(284) (net of tax of $(82)). See Note 16 to the consolidated financial statements for additional details.
(2)This AOCI component is included in the computation of net periodic pension costs (net of tax of $(8,303) and $673 during the nine months ended September 30, 2020 and 2019, respectively). See Note 13 to the consolidated financial statements for additional details.
(3)The Other comprehensive income (loss) before reclassifications excludes $(23) and $260 attributable to Non-controlling interests in the nine months ended September 30, 2020 and 2019, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM
The Company has a share repurchase program for up to 55 million shares of the Company's common shares. On February 12, 2020, the Company's Board of Director's approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to an additional 10 million shares of its outstanding common shares under this program. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the nine months ended September 30, 2020, the Company purchased a total of 1.4 million shares at an average cost per share of $80.22. As of September 30, 2020, there remained 11.5 million common shares available for repurchase under these programs.  The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES
Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2020	December 31, 2019
Raw materials	$110,590	$116,716
Work-in-process	69,501	63,744
Finished goods	216,123	213,288
Total	$396,214	$393,748
At September 30, 2020 and December 31, 2019, approximately 35% and 36%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $76,204 and $75,292 at September 30, 2020 and December 31, 2019, respectively.

NOTE 10 — LEASES
The table below summarizes the right-of-use assets and lease liabilities in the Company's Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	September 30, 2020	December 31, 2019
Right-of-use assets	Other assets	$46,626	$51,533

Current liabilities	Other current liabilities	$12,821	$13,572
Noncurrent liabilities	Other liabilities	36,949	39,076
Total lease liabilities		$49,770	$52,648
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
Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company's Consolidated Statements of Income, was $5,655 and $17,665 in the three and nine months ended September 30, 2020 and $6,290 and $18,725 in the three and nine months ended September 30, 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2020, respectively, were $3,733 and $11,727 and are included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019, respectively, were $4,528 and $13,761 and are included in Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $214 and $2,249 during the three and nine months ended September 30, 2020 and $1,550 and $16,223 for the three and nine months ended September 30, 2019, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2020
2020	$3,218
2021	13,619
2022	9,962
2023	8,233
2024	6,754
After 2025	14,544
Total lease payments	$56,330
Less: Imputed interest	(6,560)
Operating lease liabilities	$49,770
As of September 30, 2020, the weighted average remaining lease term is 7.1 years and the weighted average discount rate used to determine the operating lease liability is 3.5%.

NOTE 11 — PRODUCT WARRANTY COSTS
The changes in the carrying amount of product warranty accruals are as follows:

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of year	$20,650	$19,778
Accruals for warranties	13,629	12,494
Settlements	(10,699)	(11,787)
Foreign currency translation and other adjustments	(126)	(125)
Balance at September 30	$23,454	$20,360

NOTE 12 — DEBT
Revolving Credit Agreements
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
The Company has other lines of credit totaling $50,000. As of September 30, 2020 the Company was in compliance with all of its covenants and had $1,039 outstanding at September 30, 2020.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 13.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2020, the Company was in compliance with all of its debt covenants relating to the Notes.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes.  As of September 30, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
Fair Value of Debt
At September 30, 2020 and December 31, 2019, the fair value of long-term debt, including the current portion, was approximately $785,579 and $721,494, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $715,795 and $712,414, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
The components of total pension cost were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans	U.S. pension plans	Non-U.S. pension plans
Service cost	$39	$718	$35	$697	$117	$2,216	$105	$2,126
Interest cost	3,346	673	4,652	903	11,447	2,052	13,958	2,761
Expected return on plan assets	(6,009)	(1,076)	(6,245)	(1,087)	(17,431)	(3,097)	(18,735)	(3,317)
Amortization of prior service cost	—	15	—	16	—	46	—	47
Amortization of net loss	459	468	413	720	865	1,563	1,240	1,877
Settlement charges (1)	3,188	—	—	—	6,522	—	—	—
Defined benefit plans	1,023	798	(1,145)	1,249	1,520	2,780	(3,432)	3,494
Multi-employer plans	—	274	—	227	—	800	—	717
Defined contribution plans	4,945	931	5,506	692	15,322	2,406	17,205	1,615
Total pension cost	$5,968	$2,003	$4,361	$2,168	$16,842	$5,986	$13,773	$5,826
(1) Pension settlement charges resulting from lump sum pension payments in the three and nine months ended September 30, 2020.
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

NOTE 14 — OTHER INCOME (EXPENSE)
The components of Other income (expense) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity earnings in affiliates	$81	$206	$323	$3,002
Other components of net periodic pension (cost) income	(1,064)	628	(1,967)	2,169
Other income (expense) (1)	2,045	8,819	2,812	12,441
Total Other income (expense)	$1,062	$9,653	$1,168	$17,612
(1) Includes a gain on change in control related to the acquisition of Askaynak in the three and nine months ended September 30, 2019 of $7,601. Refer to Note 4 to the consolidated financial statements for details.

NOTE 15 — INCOME TAXES
The Company recognized $41,834 of tax expense on pretax income of $182,908, resulting in an effective income tax rate of 22.9% for the nine months ended September 30, 2020.  The effective income tax rate was 20.4% for the nine months ended September 30, 2019.
The increase in the effective tax rate for the nine months ended September 30, 2020, as compared with the same period in 2019, was primarily due to recording the tax expense associated with a valuation allowance in 2020, smaller tax benefits related to the vesting of stock based compensation in 2020 and income tax benefits for the settlement of tax items recorded in 2019.
The U.S. Department of Treasury and the Internal Revenue Service released proposed and final regulations on July 20, 2020 pertaining to the Global Intangible Low-Taxed Income and other provisions of the Internal Revenue Code. The Company is assessing the impact of the regulations and potential for early election of the regulations for prior years.
As of September 30, 2020, the Company had $20,481 of unrecognized tax benefits.  If recognized, approximately $17,043 would be reflected as a component of income tax expense.
The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016.  The Company is currently subject to U.S., various state and non-U.S. income tax audits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations.  Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits.  It is reasonably possible there could be a reduction of $865 in previously unrecognized tax benefits by the end of the third quarter 2021.

NOTE 16 — DERIVATIVES
The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business.  Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the nine months ended September 30, 2020 and 2019.
The Company is subject to the credit risk of the counterparties to derivative instruments.  Counterparties include a number of major banks and financial institutions.  None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2020.  The Company does not expect any counterparties to fail to meet their obligations.
Cash Flow Hedges
Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $66,566 at September 30, 2020 and $59,982 at December 31, 2019.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

During March and April 2020, in anticipation of future debt issuance associated with the Notes referenced in Note 12, the Company entered into interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The forward starting swap agreements were qualified and designated as a cash flow hedge. The changes in fair value are recorded as part of AOCI, and upon completion of debt issuance and termination of the swaps, are amortized to interest expense over the life of the underlying debt. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at September 30, 2020 and have a termination date of August 2025.
Fair Value Hedges
From time to time the company will enter into certain interest rate swap agreements that are qualified and designated as fair value hedges. At September 30, 2020, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the nine months ended September 30, 2020, which resulted in a gain of $6,629 that will be amortized to interest expense over the remaining life of the underlying debt.
Net Investment Hedges
The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of September 30, 2020 and December 31, 2019, respectively.
Derivatives Not Designated as Hedging Instruments
The Company has certain foreign exchange forward contracts that are not designated as hedges.  These derivatives are held as economic hedges of certain balance sheet exposures.  The dollar equivalent gross notional amount of these contracts was $390,926 and $363,820 at September 30, 2020 and December 31, 2019, respectively.
Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2020				December 31, 2019
Derivatives by hedge designation	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities	Other Current Assets	Other Current Liabilities	Other Assets	Other Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,034	$1,476	$—	$—	$1,288	$522	$—	$—
Interest rate swap agreements	—	—	—	—	—	—	2,964	—
Forward starting swap agreements	—	—	1,876	—	—	—	—	—
Cross currency swap agreements	—	—	—	1,877	—	—	—	653
Not designated as hedging instruments:
Foreign exchange contracts	3,067	2,872	—	—	2,397	973	—	—
Total derivatives	$4,101	$4,348	$1,876	$1,877	$3,685	$1,495	$2,964	$653
The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2020	2019	2020	2019
Foreign exchange contracts	Selling, general & administrative expenses	$6,381	$(710)	$(12,141)	$5,707
The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2020	December 31, 2019
Foreign exchange contracts	$(468)	$620
Forward starting swap agreements	1,407	—
Net investment contracts	65	1,006
The Company expects a loss of $468 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative type	Gain (loss) recognized in the Consolidated Statements of Income:	2020	2019	2020	2019
Foreign exchange contracts	Sales	$(756)	$(15)	$(2,281)	$760
	Cost of goods sold	(200)	117	67	366
NOTE 17 - FAIR VALUE
The following table provides a summary of assets and liabilities as of September 30, 2020, measured at fair value on a recurring basis:

Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$4,101	$—	$4,101	$—
Forward starting swap agreements	1,876	—	1,876	—
Total assets	$5,977	$—	$5,977	$—

Liabilities:
Foreign exchange contracts	4,348	—	4,348	—
Cross currency swap agreements	1,877	—	1,877	—
Deferred compensation	29,728	—	29,728	—
Total liabilities	$35,953	$—	$35,953	$—
The following table provides a summary of assets and liabilities as of December 31, 2019, measured at fair value on a recurring basis:

Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,685	$—	$3,685	$—
Interest rate swap agreements	2,964	—	2,964	—
Total assets	$6,649	$—	$6,649	$—

Liabilities:
Foreign exchange contracts	$1,495	$—	$1,495	$—
Cross currency swap agreements	653	—	653	—
Contingent considerations	470	—	—	470
Deferred compensation	29,170	—	29,170	—
Total liabilities	$31,788	$—	$31,318	$470
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

LINCOLN ELECTRIC HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Dollars in thousands, except per share amounts

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2020 and December 31, 2019.
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
During the COVID-19 pandemic, substantially all of the Company’s global businesses have continued to operate within a critical infrastructure sector (as established by the Cybersecurity & Infrastructure Security Agency of the U.S. Department of Homeland Security, as well as other governments worldwide) and as a result, the Company has been able to meet the demand of its customers in the various markets it serves. For the nine months ended September 30, 2020, the Company continued to experience weakened global demand trends resulting in a decrease in Net sales and Net income primarily related to COVID-19. To date, the trough in demand occurred in April 2020 with negative impacts continuing to ease through the end of the third quarter. The Company has taken actions to protect the health and well-being of employees, while maintaining its workforce to serve customer requirements.  These actions did not and are not expected to have a material negative impact on the Company’s profitability.
New and changing government actions to address the COVID-19 pandemic continue to occur. As a result, the countries in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions may have to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although most of the Company’s customers have re-opened and increased operating levels, such customers may be forced to close or limit operations as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies reopen, the ultimate shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time. The Company’s consolidated financial statements and discussion and analysis of financial condition and results of operations reflect estimates and assumptions made by management as of September 30, 2020. Events and changes in circumstances arising after September 30, 2020, including those resulting from the continued impacts of COVID-19, will be reflected in management’s estimates for future periods.
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

Results of Operations
The following table shows the Company's results of operations:

	Three Months Ended September 30,
	2020		2019		Favorable (Unfavorable) 2020 vs. 2019
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$668,888		$730,783		$(61,895)	(8.5%)
Cost of goods sold	453,501		492,432		38,931	7.9%
Gross profit	215,387	32.2%	238,351	32.6%	(22,964)	(9.6%)
Selling, general & administrative expenses	131,337	19.6%	148,312	20.3%	16,975	11.4%
Rationalization and asset impairment charges	6,257	0.9%	1,495	0.2%	(4,762)	(318.5%)
Operating income	77,793	11.6%	88,544	12.1%	(10,751)	(12.1%)
Interest expense, net	5,552		6,400		848	13.3%
Other income (expense)	1,062		9,653		(8,591)	(89.0%)
Income before income taxes	73,303	11.0%	91,797	12.6%	(18,494)	(20.1%)
Income taxes	14,797		19,340		4,543	23.5%
Effective tax rate	20.2%		21.1%		0.9%
Net income including non-controlling interests	58,506		72,457		(13,951)	(19.3%)
Non-controlling interests in subsidiaries’ loss	27		(4)		31	775.0%
Net income	$58,479	8.7%	$72,461	9.9%	$(13,982)	(19.3%)
Diluted earnings per share	$0.97		$1.17		$(0.20)	(17.1%)

	Nine Months Ended September 30,
	2020		2019		Favorable (Unfavorable) 2020 vs. 2019
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,961,606		$2,266,965		$(305,359)	(13.5%)
Cost of goods sold	1,319,519		1,500,312		180,793	12.1%
Gross profit	642,087	32.7%	766,653	33.8%	(124,566)	(16.2%)
Selling, general & administrative expenses	407,440	20.8%	472,108	20.8%	64,668	13.7%
Rationalization and asset impairment charges	36,016	1.8%	6,337	0.3%	(29,679)	(468.3%)
Operating income	198,631	10.1%	288,208	12.7%	(89,577)	(31.1%)
Interest expense, net	16,891		17,621		730	4.1%
Other income (expense)	1,168		17,612		(16,444)	(93.4%)
Income before income taxes	182,908	9.3%	288,199	12.7%	(105,291)	(36.5%)
Income taxes	41,834		58,832		16,998	28.9%
Effective tax rate	22.9%		20.4%		(2.5%)
Net income including non-controlling interests	141,074		229,367		(88,293)	(38.5%)
Non-controlling interests in subsidiaries’ loss	37		(26)		63	242.3%
Net income	$141,037	7.2%	$229,393	10.1%	$(88,356)	(38.5%)
Diluted earnings per share	$2.34		$3.64		$(1.30)	(35.7%)

Net Sales:
The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2019	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2020
Lincoln Electric Holdings, Inc.	$730,783	$(69,531)	$—	$8,860	$(1,224)	$668,888
% Change
Lincoln Electric Holdings, Inc.		(9.5%)	—	1.2%	(0.2%)	(8.5%)

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2019	Volume	Acquisitions	Price	Foreign Exchange	Net Sales 2020
Lincoln Electric Holdings, Inc.	$2,266,965	$(325,308)	$39,711	$(307)	$(19,455)	$1,961,606
% Change
Lincoln Electric Holdings, Inc.		(14.3%)	1.8%	—	(0.9%)	(13.5%)
Net sales decreased in the three and nine months ended September 30, 2020 as a result of lower organic sales driven by the impact of COVID-19 on global demand and unfavorable foreign exchange. The decrease in Net sales for the nine months ended September 30, 2020 were partially offset by the acquisitions of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
Gross Profit:
Gross profit for the three and nine months ended September 30, 2020 decreased, as a percent of sales, compared to the prior year primarily due to lower volumes, including the impact of COVID-19 on global demand.
Selling, General & Administrative ("SG&A") Expenses:
SG&A expenses decreased for the three and nine months ended September 30, 2020 as compared to September 30, 2019 due to lower employee costs and discretionary spending. The decrease in SG&A expenses for the nine months ended September 30, 2020 was partially offset by higher expense from acquisitions.
Rationalization and Asset Impairment Charges:
The Company recorded net charges of $6,257, $5,142 after-tax, and $36,016, $28,181 after-tax, in the three and nine months ended September 30, 2020, respectively, primarily related to severance charges, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets. The Company recorded net charges of $1,495, $1,240 after-tax, and $6,337, $4,991 after-tax, in the three and nine months ended September 30, 2019, respectively, primarily related to severance, asset impairments and gains or losses on the disposal of assets.
Income Taxes:
The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to September 30, 2019 was primarily due to tax benefits from the settlement of tax items in the third quarter of 2020.
The increase in the effective tax rate for the nine months ended September 30, 2020 as compared to September 30, 2019 was primarily due to recording tax expense associated with a valuation allowance in 2020, smaller tax benefits related to the vesting of stock based compensation in 2020 and income tax benefits for the settlement of tax items recorded in 2019.
Net Income:
The decrease in Net income for the three and nine months ended September 30, 2020 as compared to September 30, 2019 was primarily due to lower sales volumes, including the impact of COVID-19 on global demand, higher Rationalization and asset impairment charges and higher pension settlement charges.

Segment Results

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2019	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2020
Operating Segments
Americas Welding	$443,521	$(69,028)	$—	$(682)	$(2,276)	$371,535
International Welding	205,378	(10,964)	—	70	2,453	196,937
The Harris Products Group	81,884	10,461	—	9,472	(1,401)	100,416
% Change
Americas Welding		(15.6%)	—	(0.2%)	(0.5%)	(16.2%)
International Welding		(5.3%)	—	—	1.2%	(4.1%)
The Harris Products Group		12.8%	—	11.6%	(1.7%)	22.6%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales 2019	Volume (1)	Acquisitions (2)	Price (3)	Foreign Exchange	Net Sales 2020
Operating Segments
Americas Welding	$1,377,847	$(245,755)	$6,190	$(7,479)	$(7,504)	$1,123,299
International Welding	635,770	(85,923)	33,521	(2,901)	(8,440)	572,027
The Harris Products Group	253,348	6,370	—	10,073	(3,511)	266,280
% Change
Americas Welding		(17.8%)	0.4%	(0.5%)	(0.5%)	(18.5%)
International Welding		(13.5%)	5.3%	(0.5%)	(1.3%)	(10.0%)
The Harris Products Group		2.5%	—	4.0%	(1.4%)	5.1%
(1) Decrease for three and nine months ended September 30, 2020 for Americas Welding and International Welding due to softer demand associated with the current economic environment and the impacts of COVID-19 on global demand. The Harris Products Group volume increases were primarily due to higher retail volumes.
(2) Increase for the nine months ended September 30, 2020 due to the acquisition of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3) Decrease for Americas Welding in the nine months ended September 30, 2020 reflects lower tariff-related surcharges in 2020 compared to 2019. Increase for The Harris Products Group in the three and nine months ended September 30, 2020 were due to increases in commodity costs.

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

The following table presents Adjusted EBIT by segment:

	Three Months Ended September 30,		Favorable (Unfavorable) 2020 vs. 2019
	2020	2019	$	%
Americas Welding:
Net sales	$371,535	$443,521	$(71,986)	(16.2%)
Inter-segment sales	29,368	31,101	(1,733)	(5.6%)
Total Sales	$400,903	$474,622	(73,719)	(15.5%)

Adjusted EBIT (4)	$59,120	$74,110	(14,990)	(20.2%)
As a percent of total sales (1)	14.7%	15.6%		(0.9%)
International Welding:
Net sales	$196,937	$205,378	(8,441)	(4.1%)
Inter-segment sales	4,898	4,441	457	10.3%
Total Sales	$201,835	$209,819	(7,984)	(3.8%)

Adjusted EBIT (5)	$13,432	$10,184	3,248	31.9%
As a percent of total sales (2)	6.7%	4.9%		1.8%
The Harris Products Group:
Net sales	$100,416	$81,884	18,532	22.6%
Inter-segment sales	1,898	1,857	41	2.2%
Total Sales	$102,314	$83,741	18,573	22.2%

Adjusted EBIT	$17,587	$11,038	6,549	59.3%
As a percent of total sales (3)	17.2%	13.2%		4.0%
Corporate / Eliminations:
Inter-segment sales	$(36,164)	$(37,399)	(1,235)	(3.3%)
Adjusted EBIT	(1,839)	(1,632)	207	12.7%
Consolidated:
Net sales	$668,888	$730,783	(61,895)	(8.5%)
Net income	$58,479	$72,461	(13,982)	(19.3%)
As a percent of total sales	8.7%	9.9%		(1.2%)

Adjusted EBIT (6)	$88,300	$93,700	(5,400)	(5.8%)
As a percent of sales	13.2%	12.8%		0.4%
(1)Decrease for the three months ended September 30, 2020 as compared to September 30, 2019 primarily driven by lower Net sales volumes driven by the COVID-19 impact on global demand, partially offset by cost reduction actions.
(2)Increase for the three months ended September 30, 2020 as compared to September 30, 2019 driven by cost reduction actions.
(3)Increase for the three months ended September 30, 2020 as compared to September 30, 2019 driven by retail volume increases.
(4)The three months ended September 30, 2020 exclude Rationalization and asset impairment charges of $3,856 related to severance charges as discussed in Note 6 to the consolidated financial statements. The three months ended September 30, 2020 also exclude pension settlement charges of $3,188 related to lump sum payments.

(5)The three months ended September 30, 2020 and 2019 exclude Rationalization and asset impairment charges of $2,401 and $1,495, respectively, related to severance as discussed in Note 6 to the consolidated financial statements. The three months ended September 30, 2019 also excludes the amortization of step up in value of acquired inventories of $1,609 and a gain on change in control of $7,601 related to the Askaynak acquisition.
(6)See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

The following table presents Adjusted EBIT by segment:

	Nine Months Ended September 30,		Favorable (Unfavorable) 2020 vs. 2019
	2020	2019	$	%
Americas Welding:
Net sales	$1,123,299	$1,377,847	$(254,548)	(18.5%)
Inter-segment sales	81,644	95,300	(13,656)	(14.3%)
Total Sales	$1,204,943	$1,473,147	(268,204)	(18.2%)

Adjusted EBIT (3)	$176,524	$240,713	(64,189)	(26.7%)
As a percent of total sales (1)	14.6%	16.3%		(1.7%)
International Welding:
Net sales	$572,027	$635,770	(63,743)	(10.0%)
Inter-segment sales	13,667	12,838	829	6.5%
Total Sales	$585,694	$648,608	(62,914)	(9.7%)

Adjusted EBIT (4)	$29,729	$38,699	(8,970)	(23.2%)
As a percent of total sales (1)	5.1%	6.0%		(0.9%)
The Harris Products Group:
Net sales	$266,280	$253,348	12,932	5.1%
Inter-segment sales	5,376	5,837	(461)	(7.9%)
Total Sales	$271,656	$259,185	12,471	4.8%

Adjusted EBIT	$41,792	$35,045	6,747	19.3%
As a percent of total sales (2)	15.4%	13.5%		1.9%
Corporate / Eliminations:
Inter-segment sales	$(100,687)	$(113,975)	(13,288)	(11.7%)
Adjusted EBIT (5)	(4,902)	(8,643)	(3,741)	(43.3%)
Consolidated:
Net sales	$1,961,606	$2,266,965	(305,359)	(13.5%)
Net income	$141,037	$229,393	(88,356)	(38.5%)
As a percent of total sales	7.2%	10.1%		(2.9%)

Adjusted EBIT (6)	$243,143	$305,814	(62,671)	(20.5%)
As a percent of sales	12.4%	13.5%		(1.1%)
(1)Decrease for the nine months ended September 30, 2020 as compared to September 30, 2019 primarily driven by lower Net sales volumes from softer demand in the current economic environment, including the impact of COVID-19 on global demand, partially offset by cost reduction actions.
(2)Increase for the nine months ended September 30, 2020 as compared to September 30, 2019 driven by retail volume increases.
(3)The nine months ended September 30, 2020 and 2019 exclude Rationalization and asset impairment charges of $27,719 and $1,716, respectively, related to severance charges and non-cash asset impairments of long-lived assets as discussed in Note 6 to the consolidated financial statements. The nine months ended September 30, 2020 also exclude pension settlement charges of $6,522. The nine months ended September 30, 2019 exclude the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition.

(4)The nine months ended September 30, 2020 and 2019 exclude Rationalization and asset impairment charges of $8,297 and $4,621, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The nine months ended September 30, 2020 also excludes the amortization of step up in value of acquired inventories of $806 related to an acquisition. The nine months ended September 30, 2019 exclude the amortization of step up in value of acquired inventories of $1,609 and a gain on change in control of $7,601 related to the Askaynak acquisition and gains on disposal of assets of $3,554.
(5)The nine months ended September 30, 2019 exclude acquisition transaction and integration costs of $1,804 related to the Air Liquide Welding acquisition.
(6)See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures
The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share, Return on invested capital, Cash conversion, Organic sales, and Earnings before interest, taxes, depreciation and amortization, all non-GAAP financial measures, in assessing and evaluating the Company's underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company's reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income as reported	$77,793	$88,544	$198,631	$288,208
Special items (pre-tax):
Rationalization and asset impairment charges (1)	6,257	1,495	36,016	6,337
Acquisition transaction and integration costs (2)	—	—	—	1,804
Amortization of step up in value of acquired inventories (3)	—	1,609	806	3,008
Gains on asset disposals (4)	—	—	—	(3,045)
Adjusted operating income	$84,050	$91,648	$235,453	$296,312

Net income as reported	$58,479	$72,461	$141,037	$229,393
Special items:
Rationalization and asset impairment charges (1)	6,257	1,495	36,016	6,337
Acquisition transaction and integration costs (2)	—	—	—	1,804
Pension settlement charges (5)	3,188	—	6,522	—
Amortization of step up in value of acquired inventories (3)	—	1,609	806	3,008
Gains on asset disposals (4)	—	—	—	(3,554)
Gain on change in control (6)	—	(7,601)	—	(7,601)
Tax effect of Special items (7)	(1,911)	(255)	(9,463)	(5,819)
Adjusted net income	66,013	67,709	174,918	223,568
Non-controlling interests in subsidiaries’ income (loss)	27	(4)	37	(26)
Interest expense, net	5,552	6,400	16,891	17,621
Income taxes as reported	14,797	19,340	41,834	58,832
Tax effect of Special items (7)	1,911	255	9,463	5,819
Adjusted EBIT	$88,300	$93,700	$243,143	$305,814
Effective tax rate as reported	20.2%	21.1%	22.9%	20.4%
Net special item tax impact	—	1.3%	(0.2%)	2.0%
Adjusted effective tax rate	20.2%	22.4%	22.7%	22.4%

Diluted earnings per share as reported	$0.97	$1.17	$2.34	$3.64
Special items per share	0.13	(0.08)	0.57	(0.09)
Adjusted diluted earnings per share	$1.10	$1.09	$2.91	$3.55
(1) Charges primarily related to severance, impairment of long-lived assets and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.
(2) Costs related to the Air Liquide Welding acquisition and are included in SG&A.
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
The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2020	2019	$ Change
Cash provided by operating activities (1)	$215,561	$280,666	$(65,105)
Cash used by investing activities (2)	(30,159)	(178,795)	148,636
Capital expenditures	(37,116)	(53,551)	16,435
Acquisition of businesses, net of cash acquired	—	(136,735)	136,735
Cash used by financing activities (3)	(227,317)	(302,461)	75,144
(Payments on) proceeds from short-term borrowings, net	(33,123)	2,439	(35,562)
Purchase of shares for treasury	(113,198)	(221,942)	108,744
Cash dividends paid to shareholders	(88,945)	(89,162)	217
Decrease in Cash and cash equivalents (4)	(47,084)	(202,237)
(1) Cash provided by operating activities decreased for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019 primarily due to lower company earnings.
(2) Cash used by investing activities decreased for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019 predominantly due to cash used in the acquisition of businesses in 2019. The Company currently anticipates capital expenditures of $50,000 to $60,000 in 2020.  Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3) Cash used by financing activities decreased in the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019 due to lower purchases of shares for treasury in 2020.
(4) Cash and cash equivalents decreased 23.6%, or $47,084, to $152,479 during the nine months ended September 30, 2020, from $199,563 as of December 31, 2019.  This decrease was predominantly due to payments on short-term borrowings, cash used in the purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. The decrease in Cash and cash equivalents during the nine months ended September 30, 2020 compares to a decrease of 56.4% during the nine months ended September 30, 2019. The decrease in 2019 was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. At September 30, 2020, $130,267 of Cash and cash equivalents was held by international subsidiaries.
The Company's total debt levels decreased compared to December 31, 2019 predominately due to lower short-term borrowings. Total debt to total invested capital increased to 50.2% at September 30, 2020 from 47.7% at December 31, 2019.

In October 2020, the Company paid a cash dividend of $0.49 per share, or $29,141, to shareholders of record as of September 30, 2020.
Working Capital Ratios

	September 30, 2020	December 31, 2019	September 30, 2019
Average operating working capital to Net sales (1) (2)	20.3%	16.8%	19.2%
Days sales in Inventories (2)	111.6	99.9	106.2
Days sales in Accounts receivable	55.2	51.4	53.9
Average days in Trade accounts payable	51.3	56.0	51.1
(1) Average operating working capital to net sales is defined as the sum of Accounts receivable and Inventories less Trade accounts payable as of period end divided by annualized rolling three months of Net sales.
(2) In order to minimize potential supply chain disruptions in serving customers due to the COVID-19 crisis, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and higher Average operating working capital to Net sales.

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
The following table presents ROIC:

	Twelve Months Ended September 30,
	2020	2019
Net income	$204,753	$316,232
Rationalization and asset impairment charges	44,867	7,269
Acquisition transaction and integration costs	—	2,637
Pension settlement charges	6,522	1,696
Amortization of step up in value of acquired inventories	806	3,008
Gains on disposal of assets	—	(3,554)
Gain on change in control	—	(7,601)
Tax effect of Special items (1)	(11,030)	(12,583)
Adjusted net income	$245,918	$307,104
Plus: Interest expense, net of tax of $6,177 and $6,410 in 2020 and 2019, respectively	18,564	19,265
Less: Interest income, net of tax of $513 and $926 in 2020 and 2019, respectively	1,543	2,785
Adjusted net income before tax effected interest	$262,939	$323,584

Invested Capital	September 30, 2020	September 30, 2019
Short-term debt	$1,147	$13,293
Long-term debt, less current portion	715,687	713,884
Total debt	716,834	727,177
Total equity	710,744	813,808
Invested capital	$1,427,578	$1,540,985
Return on invested capital	18.4%	21.0%
(1)Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the twelve months ended September 30, 2019.

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
Debt
Revolving Credit Agreements
The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio.  As of September 30, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.
The Company has other lines of credit totaling $50,000. As of September 30, 2020 the Company was in compliance with all of its covenants and had $1,039 outstanding at September 30, 2020.
Senior Unsecured Notes
On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company's total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 13.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2020, the Company was in compliance with all of its debt covenants relating to the Notes.
Shelf Agreements
On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.
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

Forward-looking Statements
The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements reflect management’s current expectations and involve a number of risks and uncertainties.  Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning.  Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results.  The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the COVID-19 outbreak, on the Company or its customers, suppliers and the economy in general.  The Company has experienced the negative impacts of COVID-19 on its markets and operations; however, the ultimate duration and severity on the Company's business remains unknown. New and changing government actions to address the COVID-19 pandemic continue to occur. As a result, the countries in which the Company’s products are manufactured and distributed are in varying stages of restrictions. Certain jurisdictions may have to re-establish restrictions due to a resurgence in COVID-19 cases. Additionally, although most of the Company’s customers have re-opened and increased operating levels, such customers may be forced to close or limit operations as any new COVID-19 outbreaks occur. Even as government restrictions are lifted and economies reopen, the ultimate shape of the economic recovery is uncertain and may continue to negatively impact the Company's results of operations, cash flows and financial position in subsequent quarters. Given this current level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s exposure to market risk since December 31, 2019.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.
As of September 30, 2020, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,774 plaintiffs, which is a net decrease of 16 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,481 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,007 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of its common shares during the third quarter of 2020 were as follows:

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2) (3)
July 1 - 31, 2020	123	(1)	$89.85	—	11,453,193
August 1 - 31, 2020	391	(1)	95.42	—	11,453,193
September 1 - 30, 2020	1,786	(1)	97.58	—	11,453,193
Total	2,300		96.80	—
(1)The above share repurchases include the surrender of the Company's common shares in connection with the vesting of restricted awards.
(2)On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares.  Total shares purchased through the share repurchase programs were 53.5 million shares at a total cost of $2.3 billion for a weighted average cost of $42.53 per share through September 30, 2020.
(3)On February 12, 2020, the Company's Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company's common stock.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.  EXHIBITS
(a) Exhibits

10.1*	Amendment No. 1 to 2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) dated August 1, 2020 (filed herewith).
10.2*	Amendment No. 1 to Non-Employee Directors' Deferred Compensation Plan (Amended and Restated as of January 1, 2019) dated August 1, 2020 (filed herewith).
10.3*	Amendment No. 1 to The Lincoln Electric Company Restoration Plan dated August 1, 2020 (filed herewith).
10.4*	Amendment No. 2 to Supplemental Executive Retirement Plan (As Amended and Restated as of December 31, 2008) dated August 1, 2020 (filed herewith).
10.5*	Amendment No. 1 to Form of Change in Control Severance Agreement (as entered into by the Company and its executive officers) dated August 1, 2020 (filed herewith).
31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in the Exhibit 101 attachments)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN ELECTRIC HOLDINGS, INC.

/s/ Gabriel Bruno
Gabriel Bruno
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
October 27, 2020