Form 10-K
period 2020-12-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2021-02-19
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(c)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common shares held by non-affiliates as of June 30, 2020 was $4,865,968,514 (affiliates, for this purpose, have been deemed to be Directors and Executive Officers of the Company and certain significant shareholders).

The number of shares outstanding of the registrant’s common shares as of January 31, 2021 was 59,662,036.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement with respect to the registrant’s 2021 Annual Meeting of Shareholders.

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

The Company’s products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company’s product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.

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

The Company’s business units are aligned into three operating segments. The operating segments consist of Americas Welding, International Welding and The Harris Products Group. The Americas Welding segment includes welding operations in North and South America. The International Welding segment includes welding operations in Europe, Africa, Asia and Australia. The Harris Products Group includes the Company’s global cutting, soldering and brazing businesses, as well as the retail business in the United States.

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

The Company’s major end-user markets include:

●	general fabrication,
●	energy and process industries,
●	heavy industries (heavy fabrication, ship building and maintenance and repair),
●	automotive and transportation, and
●	construction and infrastructure.

The Company is not dependent on a single customer or a few customers and no individual customer currently accounts for more than ten percent of total Net sales. However, the loss of a large customer could have an adverse effect on the Company’s business. The Company’s operating results are sensitive to changes in general economic conditions. The arc welding and cutting industry is generally a mature industry in developed markets such as North America and Western Europe and is cyclical in nature. Overall demand for arc welding and cutting products is largely determined by economic cycles and the level of capital spending in manufacturing and other industrial sectors. The Company experiences some variability in reported period-to-period results as demand for the Company’s products are mildly seasonal with generally higher demand in the second and third quarters. See "Item 1A. Risk Factors" for further discussion regarding risks associated with customers, general economic conditions and demand.

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

Raw Materials

The principal raw materials essential to the Company’s business are steel, electronic components, engines, brass, copper, silver, aluminum alloys, robotic components and various chemicals, all of which are normally available for purchase in the open market.

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

The Company ensures compliance and the continuous improvement of the environmental performance of its products and operations through its global Environmental, Health, Safety and Quality (“EHS&Q”) systems. The Company’s systems are guided by the Corporate EHS&Q Policy, global directives and corporate standards that establish consistent guidelines for the management, measurement and reporting of environmental, health and safety activities, as well as quality across the Company’s global platform. The Company’s products support our customers' sustainable operations through enhanced worker safety, reduced emissions, improved energy efficiency, reduced waste and regulatory compliance.

International Operations

The Company conducts a significant amount of its business and has a number of operating facilities in countries outside the United States. As a result, the Company is subject to business risks inherent to non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations.

Human Capital Management

Employee Profile

The Company’s employees are its most valuable asset as they represent the foundation of the Company and its future success. The number of persons employed by the Company worldwide at December 31, 2020 was approximately 10,700.

Employee Engagement

The Company strongly believes that employee engagement drives better business results and that a highly engaged workforce can increase innovation, productivity and bottom-line performance while reducing costs. The Company engages employees through individual, small group and town hall meetings, its Advisory Board, global intranet, employee surveys, resource groups, health and safety communications and initiatives, training and development, employee wellness programs, and an ethics hotline, among other vehicles.

Talent Management and Development

In order to ensure the competitiveness of our workforce as well as a strong succession pipeline, the Company provides development opportunities to advance skills, knowledge and expertise. The Company’s programs include formal leadership, management and professional development programs, tuition reimbursement for external accredited programs, mentoring, self-guided online courses, instructor-led programs and special project and rotational assignments that can lead to extensive global exposure.

Diversity and Inclusion

The Company has a longstanding commitment to equal opportunity in all aspects of employment—including employee compensation, job placement and promotion regardless of gender, race or other personal characteristics. The Company’s culture is underpinned by its core values, including the guiding principles championed by James F. and John C. Lincoln when they founded Lincoln Electric over 125 years ago – The Golden Rule: Treat Others How You Would Like to Be Treated. The Company has implemented several measures that focus on ensuring accountability exists for making progress in diversity. The CEO and other senior leaders have diversity and inclusion objectives as part of their annual performance goals. The Company focuses on diverse talent sourcing strategies and partners with external organizations that develop and supply diverse talent. The Company reviews and updates it human resources processes and benchmarks roles and compensation externally on a regular basis to help prevent bias and promote a diverse and inclusive workplace.

Compensation

The Company’s compensation program is designed to attract and retain exceptional employees and to maintain a strong pay for performance culture. The Company has designed its compensation system to reflect current best practices, including setting base pay below the competitive market for each position, targeting incentive-based cash compensation above the competitive market and promoting quality corporate governance in compensation decisions.

The Company’s annual talent and succession planning process reviews 100% of its global professional staff worldwide to support the development of a talent pipeline for critical roles in general management, engineering and operations. This evaluation includes the Company’s CEO as well as segment business and functional leaders, focusing on high potential talent, diverse talent and succession within the Company’s most critical roles.

The Company believes that the practices outlined above result in sustained increases in shareholder value and reflects its compensation philosophy of aligning long-term pay and performance.

Health and Safety

Health and safety is a priority for the Company, its vision is an accident-free workplace with zero safety incidents. The Company follows a rigorous health and safety program that adheres to stringent safety standards and best practices to ensure its manufacturing operations, related processes and products do not negatively impact the health and welfare of its employees, customers and neighbors.

In addition to Company-led programs and employee engagement in behavior-based safety and wellness committees, the Company is actively engaged in health and safety standard development committees at key industry organizations such as the American Welding Society, the International Institute of Welding and across various International Standards Organization committees to ensure best practices for its employees and end users.

In 2020, the Company achieved its best safety performance while operating as an “essential business” globally. The Company maintained the health and safety of its employees by implementing best-practice CDC and WHO safety and hygiene protocols, mandated social distancing and face mask use, required daily symptom assessments, restricted travel, maximized flexible and remote work arrangements, and performed regular audits to ensure compliance. These measures were in addition to the Company’s standard health and safety program that adheres to stringent safety standards and best practices to ensure that its operations, related processes and products do not negatively impact the health and welfare of its employees, customers or community.

Community Engagement

The Company is an active member in the communities where it lives and works. The Company participates in community meetings, local business associations, offers plant visits, provides grants to nonprofit organizations and donates resources and time through in-kind gifts, employee volunteerism and non-profit board service. The Company’s partnership with academia includes executive-led lectures and donations of equipment and engineering expertise to support lab and research initiatives. In addition, the Company supports community educational / career programming among secondary and high school students in order to address skills gaps in industry and maintain awareness of attractive career pathways in manufacturing.

Increased outreach was critical in 2020 to safeguard local communities facing the health and economic impact of the coronavirus disease (“COVID-19”) pandemic. Internally, the Company minimized the impact on wages, benefits and bonus programs, with the objective of maintaining its workforce through the pandemic. In addition, the Company’s employee assistance program supported eligible employees who required extra financial support. Key 2020 initiatives included emergency grants to foodbank programs, participation in a COVID-19 rapid response fund for the Company’s Cleveland location and personal protection equipment donations to first responders.

See "Part I, Item 1C" for information regarding the Company’s executive officers, which is incorporated herein by reference.

Website Access

The Company’s website, www.lincolnelectric.com, is used as a channel for routine dissemination of important information, including news releases and financial information. The Company posts its filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"), including annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; proxy statements; and any amendments to those reports or statements. The Company also posts its Code of Corporate Conduct and Ethics on its website. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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

Our goal is to pro-actively manage risks in a structured approach and in conjunction with the strategic planning process, with the intent to preserve and enhance shareholder value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results. The risk factors and uncertainties described below, together with information incorporated by reference or otherwise included elsewhere in this Annual

Report on Form 10-K, should be carefully considered. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to the COVID-19 pandemic

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and capital investments.

In March 2020, the World Health Organization categorized the current COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the ultimate duration and severity on the Company's business remains unknown. The outbreak resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. Although the Company’s customers have re-opened and increased operating levels, such customers may be forced to close or limit operations should a resurgence of COVID-19 cases occur. Given this continued level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.

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

Risks Related to Economic Conditions

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

In July 2017, the United Kingdom Financial Conduct Authority, which regulates The London Interbank Offered Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021. We may need to amend our revolving line of credit and interest rate swap agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR could have adverse impacts on our financial condition.

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

As a growing global enterprise, the share of sales and profits we derive from our international operations and exports from the United States is significant. This trend increases our exposure to the performance of many developing economies in addition to the developed economies outside of the United States. If international economies were to experience significant slowdowns, it could adversely affect our financial condition, results of operations and cash flows. There are a number of risks in doing business internationally, which may impede our ability to achieve our strategic objectives relating to our foreign operations, including:

●	Political and economic uncertainty and social turmoil;
●	Corporate governance and management challenges in consideration of the numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, repatriation of earnings and funds, exchange controls, labor regulations, nationalization, tariffs, data protection and privacy requirements, anti-boycott provisions and anti-bribery laws (such as the Foreign Corrupt Practices Act and the Organization for Economic Cooperation and Development Convention);
●	International terrorism and hostilities;
●	Changes in the global regulatory environment, including revised or newly created laws, regulations or standards relating to the Company, our products or the markets in which we operate; and
●	Significant fluctuations in relative currency values; in particular, an increase in the value of the U.S. dollar against foreign currencies could have an adverse effect on our profitability and financial condition, as well as the imposition of exchange controls, currency devaluations and hyperinflation.

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

Risks Related to Manufacturing and Operations

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

The conduct and management of our business relies extensively on information technology systems, which contain confidential information related to our customers, suppliers and employees and other proprietary business information. We maintain some of these systems and are also dependent on a number of critical corporate infrastructure services provided by third parties relating to, among other things, human resources, electronic communication services and finance functions. Like many multinational companies, our systems are subject to regular cyber attacks and other malicious efforts to cause cyber security incidents. To date, these attacks have not had a material impact on our business or operations. However, if as a result of future attacks, our systems are significantly damaged, cease to function properly or are subject to a significant cyber security breach, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition could be adversely affected. The Company continues to invest in cyber security, including maintaining and improving cyber security resilience, and the Company’s cyber security risks are monitored by the Audit Committee of our Board of Directors. Nevertheless, due to the nature of cyber threats, there can be no assurance that our preventive efforts can fully mitigate the risks of all cyber incidents, and a significant security breach could result in financial loss, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and fines and other sanctions resulting from any related breaches of data privacy regulations. Any of these could have an adverse effect on our results of operations and financial condition.

Risks Related to Human Capital

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

The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in discount rates, decreases in the fair value of plan assets and investment losses on plan assets may increase our benefit obligations and adversely impact our results of operations, shareholders’ equity and cash flows through our annual measurement of plan assets and liabilities.

Risks Related to Business Strategy

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

Our continued success depends, in part, on our ability to continue to meet our customers’ needs for welding and cutting products through the introduction of innovative new products and the enhancement of existing product design and performance characteristics. We must remain committed to product research and development and customer service in order to remain competitive. We cannot be assured that new products or product improvements, once developed, will meet with customer acceptance and contribute positively to our operating results, or that we will be able to continue our product development efforts at a pace to sustain future growth. Further, we may lose customers to our competitors if they demonstrate product design, development or manufacturing capabilities superior to ours.

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

We may take additional actions in the future to further optimize our cost structure and improve the efficiency of our operations, which will reduce our profitability in the periods incurred. As a result of these actions, we will likely continue to incur charges, which may include but are not be limited to asset impairments, employee severance costs, charges for pension and other postretirement contractual benefits and pension settlements, any of which could be significant, and could adversely affect our financial condition and results of operations. In addition, we may not realize anticipated savings or benefits from past or future rationalization plans in full or in part or within the time periods we expect. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. For more information regarding rationalization plans, refer to the rationalization and asset impairment related disclosure under Note 7 to the Company’s consolidated financial statements.

Risks Related to Legal, Compliance and Regulatory Matters

We are a co-defendant in litigation alleging asbestos induced illness. Liabilities relating to such litigation could reduce our profitability and impair our financial condition.

As of December 31, 2020, we were a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,769 plaintiffs. In each instance, we are one of a large number of defendants. The asbestos claimants allege that exposure to asbestos contained in welding consumables caused the plaintiffs to develop adverse pulmonary diseases, including mesothelioma and other lung cancers.

Since January 1, 1995, we have been a co-defendant in asbestos cases that have been resolved as follows: 55,493 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,008 were decided in favor of the Company following summary judgment motions.

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

The amount of income taxes paid is subject to ongoing audits by the United States federal, state and local tax authorities and by foreign tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments which could have a material adverse effect on our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Christopher L. Mapes	59

Chairman of the Board effective December 21, 2013; President and Chief Executive Officer effective December 31, 2012; Chief Operating Officer from September 1, 2011 to December 31, 2012; Director since February 2010.

Gabriel Bruno	53

Executive Vice President, Chief Financial Officer and Treasurer since April 22, 2020; Executive Vice President, Finance from January 1, 2019 to April 22, 2020; Executive Vice President, Chief Human Resources Officer from July 1, 2016 to January 1, 2019; Executive Vice President, Chief Human Resources Officer and Chief Information Officer from February 18, 2016 to July 1, 2016; Executive Vice President, Chief Information Officer and Interim Chief Human Resources Officer from March 7, 2015 to February 18, 2016; Executive Vice President, Chief Information Officer from February 19, 2014 to March 7, 2015; Vice President, Chief Information Officer from May 1, 2012 to February 19, 2014; Vice President, Corporate Controller from 2005 to May 1, 2012.

Jennifer I. Ansberry	47

Executive Vice President, General Counsel and Secretary since April 20, 2017; Vice President, Deputy General Counsel from August 1, 2014 to April 20, 2017; Deputy General Counsel from 2004 to August 1, 2014.

Steven B. Hedlund	54

Executive Vice President and President, Americas and International Welding since October 21, 2020; Executive Vice President and President, International Welding from June 1, 2017 to October 21, 2020; Senior Vice President and President, Global Automation from January 22, 2015 to June 1, 2017; Senior Vice President, Strategy & Business Development from February 19, 2014 to January 22, 2015; Vice President, Strategy and Business Development from September 15, 2008 to February 19, 2014.

Michele R. Kuhrt	54

Executive Vice President, Chief Human Resources Officer since February 25, 2019; Executive Vice President, Chief Information Officer from July 1, 2016 to February 25, 2019; Senior Vice President, Tax from 2006 to July 1, 2016.

David J. Nangle	64

Executive Vice President, President, Harris Products Group since July 27, 2018; Senior Vice President, President, Harris Products Group from February 19, 2014 to July 27, 2018; Vice President, Group President of Brazing, Cutting and Retail Subsidiaries from January 12, 2006 to February 19, 2014.

Geoffrey P. Allman	50

Senior Vice President, Strategy and Business Development since January 1, 2019; Senior Vice President, Corporate Controller from January 14, 2014 to January 1, 2019; Corporate Controller from July 1, 2012 to January 14, 2014; Director, Regional Finance North America from October 1, 2009 to July 1, 2012.

Thomas A. Flohn	60

Senior Vice President, President, International Welding since December 10, 2020; Senior Vice President, President, Asia Pacific Region from February 19, 2014 to December 10, 2020; Vice President, Regional President, Lincoln Electric Asia Pacific Region from November 4, 2013 to February 19, 2014. Vice President; President, Lincoln Electric Europe, Middle East & Africa (EMEA) from July 1, 2010 to November 4, 2013; Vice President; President, Lincoln Asia Pacific from January 1, 2005 to July 1, 2010.

Douglas S. Lance	53

Senior Vice President, President, North America Welding since February 17, 2021; Senior Vice President, President, Cleveland Operations from September 1, 2016 to February 17, 2021; Senior Vice President, North American Operations from February 19, 2014 to September 1, 2016; Vice President, Operations from January 1, 2012 to February 19, 2014.

Michael Mintun	58

Senior Vice President, Sales, Americas Welding since February 17, 2021; Senior Vice President, Sales and Marketing, North America from February 19, 2014 to February 17, 2021; Vice President, Sales and Marketing, North America from January 1, 2013 to February 19, 2014; Vice President, Sales, North America from January 1, 2008 to January 1, 2013.

Michael J. Whitehead	47

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

The Company has 55 manufacturing facilities, including operations and joint ventures in 18 countries, the significant locations (grouped by operating segment) of which are as follows:

Americas Welding:
United States

Cleveland, Columbus, Coldwater and Fort Loramie, Ohio; San Diego, California; Reno, Nevada; Ladson, South Carolina; Chattanooga, Tennessee; Detroit, Michigan; Fort Collins, Colorado; Bettendorf, Iowa; Churubusco, Indiana.

Brazil	Guarulhos; Indaiatuba.
Canada	Toronto; Mississauga; Hamilton; Montreal; Vankleek Hill.
Colombia	Bogota.
Mexico	Mexico City; Torreon.
International Welding:
Australia	Newcastle; Gladstone.
China	Tangshan; Shanghai; Nanjing; Zhengzhou.
France	Grand-Quevilly; Partheny.
Germany	Essen; Eisenberg; Frankfurt.
India	Chennai.
Italy	Corsalone; Due Carrare; Verona.
Netherlands	Nijmegen.
Poland	Bielawa; Dzierzoniow.
Romania	Buzau.
Russia	Mtsensk.
Spain	Zaragoza.
Turkey	Istanbul.
United Kingdom	Sheffield, England; Port Talbot, Wales.
The Harris Products Group:
United States	Mason, Ohio; Gainesville, Georgia; Winston Salem, North Carolina.
Brazil	Maua.
Poland	Dzierzoniow.

All properties relating to the Company’s Cleveland, Ohio headquarters and manufacturing facilities are owned by the Company. Most of the Company’s foreign subsidiaries own manufacturing facilities in the country where they are located. The Company believes that its existing properties are in good condition and are suitable for the conduct of its business.

In addition, the Company maintains operating leases for some manufacturing facilities, distribution centers and sales offices throughout the world. Refer to Note 18 to the consolidated financial statements for information regarding the Company’s lease commitments.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of December 31, 2020, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,769 plaintiffs, which is a net decrease of 5 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,493 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,008 were decided in favor of the Company following summary judgment motions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are traded on The NASDAQ Global Select Market under the symbol "LECO." The number of record holders of common shares at December 31, 2020 was 2,192.

Issuer purchases of equity securities for the fourth quarter 2020 were:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2) (3)
October 1-31, 2020	1,301	(1)	$100.41	—	11,453,193
November 1-30, 2020	5	(1)	102.79	—	11,453,193
December 1-31, 2020	1,066	(1)	117.63	—	11,453,193
Total	2,372		108.15	—

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase program were 53.5 million shares at a cost of $2.3 billion for a weighted average cost of $42.53 per share through December 31, 2020.
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite 500 Stock Index ("S&P 500") and the S&P 400 MidCap Index ("S&P 400") for the five-year calendar period commencing January 1, 2016 and ending December 31, 2020. This graph assumes that $100 was invested on December 31, 2015 in each of the Company’s common shares, the S&P 500 and the S&P 400. A peer-group index for the welding industry, in general, is not readily available because the industry is comprised of a large number of privately held competitors and competitors that are smaller parts of large publicly traded companies.

Five Year Performance Comparison
The Company's Common Shares, S&P 500 and S&P 400 Composite Indices

$300
$250
$200
$150
$100
$50
$0

	2015	2016	2017	2018	2019	2020
The Company	100	150	182	160	200	245
S&P 500	100	112	136	130	171	202
S&P 400	100	121	140	125	157	178

ITEM 6. SELECTED FINANCIA DATA

Omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with "Selected Financial Data," the Company’s consolidated financial statements and other financial information included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements. See "Item 1A. Risk Factors" for more information regarding forward-looking statements.

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

The Company’s products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company’s product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.

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

The Company’s major end-user markets include:

●	general fabrication,
●	energy and process industries,
●	heavy industries (heavy fabrication, ship building and maintenance and repair),
●	automotive and transportation, and
●	construction and infrastructure.

The Company has, through wholly-owned subsidiaries, manufacturing facilities located in the United States, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Romania, Russia, Spain, Turkey and the United Kingdom.

The principal raw materials essential to the Company’s business are steel, electronic components, engines, brass, copper, silver, aluminum alloys, robotic components and various chemicals, all of which are normally available for purchase in the open market.

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

The Company ensures compliance and the continuous improvement of the environmental performance of its products and operations through its global Environmental, Health, Safety and Quality (“EHS&Q”) systems. The Company’s systems are guided by the Corporate EHS&Q Policy, global directives and corporate standards that establish consistent guidelines for the management, measurement and reporting of environmental, health and safety activities, as well as quality across the Company’s global platform. The Company’s products support our customers' sustainable operations through enhanced worker safety, reduced emissions, improved energy efficiency, reduced waste and regulatory compliance.

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the ultimate duration and severity on the Company's business remains unknown. The outbreak resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

During the COVID-19 pandemic, substantially all of the Company’s global businesses have continued to operate within a critical infrastructure sector (as established by the Cybersecurity & Infrastructure Security Agency of the U.S. Department of Homeland Security, as well as other governments worldwide) and as a result, the Company has been able to meet the demand of its customers in the various markets it serves. The Company has taken actions to protect the health and well-being of employees, while maintaining its workforce to serve customer requirements. These actions did not and are not expected to have a material negative impact on the Company’s profitability. Although the Company’s customers have re-opened and increased operating levels, such customers may be forced to close or limit operations should a resurgence of COVID-19 cases occur. Given this continued level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.

During March 2020, the Coronavirus Aid, Relief and Economic Security Act, the Families First Coronavirus Response Act and several other state and local legislative acts were signed and enacted into law. A second legislative act under the Coronavirus Aid, Relief and Economic Security Act occurred on December 27, 2020. The Company continues to evaluate the impact of the new laws on its business, and does not expect a material impact to its consolidated financial statements.

For further discussion of this matter, refer “Item 1A. Risk Factors”.

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

The discussion that follows includes a comparison of our results of operations, liquidity and capital resources for fiscal years ended December 31, 2020 and 2019. For a comparison of the Company’s results of operations, liquidity and capital resources for the fiscal years ended December 31, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020.

Results of Operations

The following table shows the Company’s results of operations:

	Year Ended December 31,
					Favorable (Unfavorable)
	2020		2019		2020 vs. 2019
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,655,400		$3,003,272		$(347,872)	(11.6)%
Cost of goods sold	1,784,059		1,995,685		211,626	10.6%
Gross profit	871,341	32.8%	1,007,587	33.5%	(136,246)	(13.5)%
Selling, general & administrative expenses	543,802	20.5%	621,489	20.7%	77,687	12.5%
Rationalization and asset impairment charges	45,468		15,188		(30,280)	(199.4)%
Operating income	282,071	10.6%	370,910	12.4%	(88,839)	(24.0)%
Interest expense, net	21,973		23,415		1,442	6.2%
Other income (expense)	3,942		20,998		(17,056)	(81.2)%
Income before income taxes	264,040	9.9%	368,493	12.3%	(104,453)	(28.3)%
Income taxes	57,896		75,410		17,514	23.2%
Effective tax rate	21.9%		20.5%		(1.5)%
Net income including non-controlling interests	206,144		293,083		(86,939)	(29.7)%
Non-controlling interests in subsidiaries' loss	29		(26)		55	211.5%
Net income	$206,115	7.8%	$293,109	9.8%	$(86,994)	(29.7)%
Diluted earnings per share	$3.42		$4.68		$(1.26)	(26.9)%

Net Sales:

The following table summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2020 on a consolidated basis:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2019	Volume	Acquisitions	Price	Exchange	2020
Lincoln Electric Holdings, Inc.	$3,003,272	$(381,189)	$39,711	$14,456	$(20,850)	$2,655,400

% Change
Lincoln Electric Holdings, Inc.		(12.7)%	1.3%	0.5%	(0.7)%	(11.6)%

Net sales decreased primarily as a result of lower organic sales, including the impact of COVID-19 on global demand, and unfavorable foreign exchange, partially offset by acquisitions. The increase in Net sales from acquisitions was driven by the acquisition of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.

Gross Profit:

Gross profit for 2020 decreased, as a percent of sales, compared to the prior year primarily due to lower volumes, including the impact of COVID-19 on global demand.

Selling, General & Administrative ("SG&A") Expenses:

The decrease in SG&A expense in 2020 as compared to 2019 was due to lower employee costs and discretionary spending, partially offset by higher expense from acquisitions.

Rationalization and Asset Impairment Charges:

In 2020, the Company recorded $45,468 ($36,904 after-tax) in charges primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.

In 2019, the Company recorded $15,188 ($12,275 after-tax) in charges primarily related to employee severance, asset impairment charges and gains or losses on the disposal of assets.

Refer to Note 7 to the consolidated financial statements for additional details.

Other Income (Expense):

The decrease in 2020 as compared to 2019 was primarily due to pension settlement charges of $8,119 ($6,089 after-tax) in 2020 and the gain on change in control of $7,601 in 2019 related to the acquisition of Askaynak.

Income Taxes:

The 2020 effective tax rate was higher than 2019 primarily due to the impact of lower income tax benefits for the settlement of tax items.

Net Income:

As compared to the prior year, reported Net income for 2020 decreased primarily due to lower sales volumes, including the impact of COVID-19 on global demand, higher Rationalization and asset impairment charges and higher pension settlement charges.

Segment Results

Net Sales:

The table below summarizes the impacts of volume, acquisitions, price and foreign currency exchange rates on Net sales for the twelve months ended December 31, 2020:

		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2019	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2020
Operating Segments
Americas Welding	$1,815,746	$(300,167)	$6,190	$(2,315)	$(9,584)	$1,509,870
International Welding	854,376	(93,264)	33,521	(1,800)	(6,024)	786,809
The Harris Products Group	333,150	12,242	—	18,571	(5,242)	358,721

% Change
Americas Welding		(16.5)%	0.3%	(0.1)%	(0.5)%	(16.8)%
International Welding		(10.9)%	3.9%	(0.2)%	(0.7)%	(7.9)%
The Harris Products Group		3.7%	—	5.6%	(1.6)%	7.7%

(1)	Decrease for Americas Welding and International Welding due to lower demand associated with the current economic environment and the impact of COVID-19 on global demand. Increase for The Harris Products Group driven primarily by higher retail volumes.
(2)	Increase due to the acquisition of Baker within Americas Welding and Askaynak within International Welding. Refer to Note 4 to the consolidated financial statements for details.
(3)	Decrease for Americas Welding due to lower tariff-related surcharges in 2020 compared to 2019. Increase for The Harris Products Group due to increases in commodity costs.

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

The following table presents Adjusted EBIT by segment:

			Favorable
			(Unfavorable)
	December 31,		2020 vs. 2019
	2020	2019	$	%
Americas Welding:
Net sales	$1,509,870	$1,815,746	$(305,876)	(16.8)%
Inter-segment sales	109,378	123,342	(13,964)	(11.3)%
Total Sales	$1,619,248	$1,939,088	$(319,840)	(16.5)%
Adjusted EBIT (3)	$245,728	$315,719	$(69,991)	(22.2)%
As a percent of total sales (1)	15.2%	16.3%		(1.1)%
International Welding:
Net sales	$786,809	$854,376	$(67,567)	(7.9)%
Inter-segment sales	18,494	17,691	803	4.5%
Total Sales	$805,303	$872,067	$(66,764)	(7.7)%
Adjusted EBIT (4)	$44,979	$50,281	$(5,302)	(10.5)%
As a percent of total sales (1)	5.6%	5.8%		(0.2)%
The Harris Products Group:
Net sales	$358,721	$333,150	$25,571	7.7%
Inter-segment sales	7,034	7,487	(453)	(6.1)%
Total Sales	$365,755	$340,637	$25,118	7.4%
Adjusted EBIT	$55,154	$45,701	$9,453	20.7%
As a percent of total sales (2)	15.1%	13.4%		1.7%
Corporate / Eliminations:
Inter-segment sales	$(134,906)	$(148,520)	$13,614	(9.2)%
Adjusted EBIT (5)	(5,455)	(10,948)	5,493	(50.2)%
Consolidated:
Net sales	$2,655,400	$3,003,272	$(347,872)	(11.6)%
Net income	$206,115	$293,109	$(86,994)	(29.7)%
As a percent of total sales	7.8%	9.8%		(2.0)%
Adjusted EBIT (6)	$340,406	$400,753	$(60,347)	(15.1)%
As a percent of sales	12.8%	13.3%		(0.5)%

(1)	2020 decrease as compared to 2019 primarily driven by lower Net sales volumes from lower demand in the current economic environment, including the impact of COVID-19 on global demand, partially offset by cost reduction actions.
(2)	2020 increase as compared to 2019 driven by retail volume increases.
(3)	2020 excludes Rationalization and asset impairment charges of $26,870 as discussed in Note 7 to the consolidated financial statements and pension settlement charges of $8,119.

2019 excludes Rationalization and asset impairment charges of $1,716 as discussed in Note 7 to the consolidated financial statements and the amortization of step up in value of acquired inventories of $1,399 related to the Baker acquisition.

(4)	2020 excludes Rationalization and asset impairment charges of $18,598, respectively, related to severance, asset impairments and gains or losses on the disposal of assets as discussed in Note 7 to the consolidated financial statements and the amortization of step up in value of acquired inventories of $806 related to an acquisition.

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

(5)	2019 excludes Rationalization and asset impairment charges of $1,770, as discussed in Note 7 to the consolidated financial statements.
(6)	2019 excludes acquisition transaction and integration costs of $1,804, respectively, related to the Air Liquide Welding acquisition as discussed in Note 4 to the consolidated financial statements.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted EBIT, Adjusted net income, Adjusted effective tax rate, Adjusted diluted earnings per share and Return on invested capital, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures. From time to time, management evaluates and discloses to investors the following non-GAAP measures: Free cash flow ("FCF"), defined as Net cash provided by operating activities less Capital expenditures (the Company considers FCF to be a liquidity measure that provides useful information to management and investors about how the amount of cash generated by our business, after the purchase of property and equipment, can be used for debt service, acquisitions, paying dividends and repurchasing our common shares); Cash conversion, defined as FCF divided by Adjusted net income; Organic sales, defined as sales excluding the effects of foreign currency and acquisitions.

The following table presents a reconciliation of Operating income as reported to Adjusted operating income:

	Year Ended December 31,
	2020	2019
Operating income as reported	$282,071	$370,910
Special items (pre-tax):
Rationalization and asset impairment charges (1)	45,468	15,188
Acquisition transaction and integration costs (2)	—	1,804
Amortization of step up in value of acquired inventories (3)	806	3,008
Gains on asset disposals (4)	—	(3,045)
Adjusted operating income	$328,345	$387,865

(1)	Charges primarily consist of employee severance, gains or losses on the disposal of assets and non-cash asset impairment charges.
(2)	Acquisition-related costs included in Selling, general & administrative expenses related to the Air Liquide Welding acquisition.

(3)	Charges represent the step up in value of acquired inventories related to the acquisitions of Baker and Askaynak and are included in Cost of goods sold.
(4)	Gains related to the sale of properties and are primarily included in Cost of goods sold.

The following table presents the reconciliations of Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Year Ended December 31,
	2020	2019
Net income as reported	$206,115	$293,109
Special items:
Rationalization and asset impairment charges (1)	45,468	15,188
Acquisition transaction and integration costs (2)	—	1,804
Pension settlement charges (3)	8,119	—
Amortization of step up in value of acquired inventories (4)	806	3,008
Gains on asset disposals (5)	—	(3,554)
Gain on change in control (6)	—	(7,601)
Tax effect of Special items (7)	(10,594)	(7,386)
Adjusted net income	$249,914	$294,568
Non-controlling interests in subsidiaries’ earnings (loss)	29	(26)
Interest expense, net	21,973	23,415
Income taxes as reported	57,896	75,410
Tax effect of Special items (7)	10,594	7,386
Adjusted EBIT	$340,406	$400,753
Effective tax rate as reported	21.9%	20.5%
Net special item tax impact	(0.4)%	1.4%
Adjusted effective tax rate	21.5%	21.9%
Diluted earnings per share as reported	$3.42	$4.68
Special items per share	0.73	0.02
Adjusted diluted earnings per share	$4.15	$4.70

(1)	Charges consist of employee severance, gains or losses on the disposal of assets and other related costs, non-cash goodwill impairment charges and non-cash asset impairment charges.
(2)	Acquisition-related costs related to the Air Liquide Welding acquisition.
(3)	Charges related to lump sum pension payments as discussed in Note 12 to the consolidated financial statements.
(4)	Charges represent the step up in value of acquired inventories related to the acquisitions of Baker and Askaynak and are included in Cost of goods sold.
(5)	Gains related to the sale of properties and are primarily included in Cost of goods sold.
(6)	Gain on change in control related to the acquisition of Askaynak and is included in Other income (expense).
(7)	Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the year ended December 31, 2019.

The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

Liquidity and Capital Resources

The Company’s cash flow from operations can be cyclical. Operational cash flow is a key driver of liquidity. In assessing liquidity, the Company reviews working capital measurements to define areas for improvement. Management anticipates the Company will be able to satisfy cash requirements for its ongoing businesses for the foreseeable future primarily with cash generated by operations, existing cash balances, borrowings under its existing credit facilities and raising debt in capital markets.

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

The following table reflects changes in key cash flow measures:

	Year Ended December 31,		$ Change
	2020	2019	2020 vs. 2019
Cash provided by operating activities (1)	$351,362	$403,185	$(51,823)
Cash used by investing activities (2)	(49,213)	(192,823)	143,610
Capital expenditures	(59,201)	(69,615)	10,414
Acquisition of businesses, net of cash acquired	—	(134,717)	134,717
Cash used by financing activities (3)	(246,141)	(371,944)	125,803
(Payments on) proceeds from short-term borrowings, net	(31,746)	24,429	(56,175)
Purchase of shares for treasury	(113,455)	(292,693)	179,238
Cash dividends paid to shareholders	(118,118)	(117,920)	(198)
Increase (decrease) in Cash and cash equivalents (4)	57,716	(159,286)	217,002

(1)	Cash provided by operating activities decreased for the twelve months ended December 31, 2020 compared with the twelve months ended December 31, 2019 primarily due to lower company earnings.
(2)	Cash used by investing activities decreased for the twelve months ended December 31, 2020 compared with the twelve months ended December 31, 2019 due to cash used in the acquisition of businesses in 2019. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2021. Anticipated capital expenditures include investments for capital maintenance to improve operational effectiveness. Management critically evaluates all proposed capital expenditures and expects each project to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities decreased in the twelve months ended December 31, 2020 compared with the twelve months ended December 31, 2019 due to lower purchases of shares for treasury in 2020, partially offset by higher payments on short-term borrowings in 2020.
(4)	Cash and cash equivalents increased 28.9%, or $57,716, to $257,279 during the twelve months ended December 31, 2020, from $199,563 as of December 31, 2019. The increase was predominantly due to a decrease in cash used in the purchase of common shares for treasury and cash used for the acquisition of businesses in 2019, partially offset by lower cash provided by operating activities.

The Company paid $118,118 and $117,920 in cash dividends to its shareholders in the twelve months ended December 31, 2020 and 2019, respectively. In January 2021, the Company paid a cash dividend of $0.51 per share, or $30,417, to shareholders of record on December 31, 2020, which reflects a 4.1% increase in the Company’s dividend payout rate.

Working Capital Ratios

	2020	2019
Average operating working capital to Net sales (1) (2)	18.0%	16.8%
Days sales in Inventories (2)	104.7	99.9
Days sales in Accounts receivable	53.5	51.4
Average days in Trade accounts payable	56.5	56.0

(1)	Average operating working capital to Net sales is defined as the sum of Accounts receivable and Inventories less Trade accounts payable as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers due to the COVID-19 pandemic, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and higher Average operating working capital to Net sales.

Rationalization and Asset Impairments

Refer to Note 7 to the consolidated financial statements for a discussion of the Company’s rationalization plans. The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital.

Acquisitions

Refer to Note 4 to the consolidated financial statements for a discussion of the Company’s recent acquisitions.

Debt

At December 31, 2020 and 2019, the fair value of long-term debt, including the current portion, was approximately $793,591 and $721,494, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. On October 20, 2016, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. Interest on the notes are payable semi-annually. The proceeds were used for general corporate purposes. The 2015 Notes and 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2020, the Company was in compliance with all of its debt covenants.

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 13.4 years, respectively.

Revolving Credit Agreement

The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of December 31, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $81,785. As of December 31, 2020, the Company was in compliance with all of its covenants and had $2,623 outstanding at December 31, 2020.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a five-year term and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Return on Invested Capital

The Company reviews return on invested capital ("ROIC") in assessing and evaluating the Company’s underlying operating performance. ROIC is a non-GAAP financial measure that the Company believes is a meaningful metric to investors in evaluating the Company’s financial performance and may be different than the method used by other companies to calculate ROIC. ROIC is defined as rolling 12 months of Adjusted net income excluding tax-effected interest income and expense divided by invested capital. Invested capital is defined as total debt, which includes Amounts due banks, Current portion of long-term debt and Long-term debt, less current portions, plus Total equity.

ROIC as of December 31, were as follows:

Return on Invested Capital	2020	2019
Adjusted net income (1)	$249,914	$294,568
Plus: Interest expense (after-tax)	17,933	19,465
Less: Interest income (after-tax)	1,486	1,896
Net operating profit after taxes	266,361	312,137
Invested capital	1,508,440	1,566,348
Return on invested capital	17.7%	19.9%

(1)	See “Non-GAAP Financial Measures” section for a tabular reconciliation of Net income to Adjusted net income.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments as of December 31, 2020 are as follows:

	Payments Due By Period
			2022 to	2024 to	2026 and
	Total	2021	2023	2025	Beyond
Long-term debt, including current portion (Note 9)	$710,829	$111	$10,718	$200,000	$500,000
Interest on long-term debt (Note 9)	328,240	23,291	46,501	46,270	212,178
Operating leases (Note 18)	51,421	12,702	17,309	9,469	11,941
Purchase commitments (1)	132,133	131,239	738	29	127
Transition Tax (2) (Note 14)	17,507	3,024	—	14,483	—
Total	$1,240,130	$170,367	$75,266	$270,251	$724,246

(1)	Purchase commitments include contractual obligations for raw materials and services.
(2)	Federal income taxes on the Company’s transition tax pursuant to the U.S. Tax Act is payable over eight years. Amounts reflect the utilization of 2017 overpayments and foreign tax credits.

As of December 31, 2020, there were $14,179 of tax liabilities related to unrecognized tax benefits and a $41,539 liability for deferred compensation. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur.

Stock-Based Compensation

On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company’s common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2020, there were 2,450,999 common shares available for future grant under all plans.

Under these plans, options, restricted shares and restricted stock units granted were 407,525 in 2020 and 372,738 in 2019. The Company issued common shares from treasury upon all exercises of stock options, vesting of restricted stock units and the granting of restricted stock awards in 2020 and 2019.

Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2020 and 2019 was $15,388 and $16,624, respectively, with a related tax benefit of $3,874 and $4,151, respectively. As of December 31, 2020, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock units was $19,755, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The aggregate intrinsic value of options outstanding and exercisable, which would have been received by the optionees, had all awards been exercised at December 31, 2020 was $45,946 and $36,926, respectively. The total intrinsic value of awards exercised during 2020 and 2019 was $13,269 and $13,964, respectively.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. These estimates and assumptions are reviewed periodically by management and compared to historical trends to determine the accuracy of estimates and assumptions used. If warranted, these estimates and assumptions may be changed as current trends are assessed and updated. Historically, the Company’s estimates have been determined to be reasonable. No material changes to the Company’s accounting policies were made during 2020. The Company believes the following accounting policies are some of the more critical judgment areas affecting its financial condition and results of operations.

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

Liabilities are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Liabilities can be affected by changes in applicable tax law, regulations, tax rulings or such other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for uncertain income tax positions; however, actual results may materially differ from these estimates. Refer to Note 14 to the consolidated financial statements for further discussion of uncertain income tax positions.

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

At December 31, 2020, the Company had approximately $117,685 of gross deferred tax assets related to deductible temporary differences and tax loss and credit carry-forwards, which may reduce taxable income in future years. In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2020, a valuation allowance of $65,413 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

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

A significant element in determining the Company’s pension expense is the expected return on plan assets. At the end of each year, the expected return on plan assets is determined based on the weighted average expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance. The Company determined this rate to be 4.0% at December 31, 2020 and 4.9% at December 31, 2019. The assumed long-term rate of return on assets is applied to the market value of plan assets. This produces the expected return on plan assets included in pension expense. The difference between this expected return and the actual return on plan assets is deferred and, for frozen plans, is amortized over the average remaining life expectancy of plan participants expected to receive benefits under the plan. During 2020, investment returns were a gain of 11.7% compared with a gain of 18.0% in 2019. A 25 basis point change in the expected return on plan assets would increase or decrease pension expense by approximately $1,800.

Another significant element in determining the Company’s pension expense is the discount rate for plan liabilities. To develop the discount rate assumption, the Company refers to the yield derived from matching projected pension payments with maturities of a portfolio of available non-callable bonds rated AA or an equivalent quality. The Company determined this rate to be 2.0% at December 31, 2020 and 3.0% at December 31, 2019. A 10 basis point change in the discount rate would not have a significant impact to pension expense.

The Company’s defined benefit plan expense was $4,871 and $261 in 2020 and 2019, respectively. Pension expense includes $8,355 and $266 in settlement charges in 2020 and 2019, respectively. The Company’s defined contribution plan expense was $22,593 and $24,835 in 2020 and 2019, respectively. The Company expects total 2021 expense related to retirement plans to increase by a range of approximately $2,500 to $3,500, excluding settlement charges. This is primarily due to a lower expected return on assets associated with the Lincoln Electric Retirement Annuity Program (“RAP”) plan termination described below. Refer to Note 12 to the consolidated financial statements for additional information.

The Accumulated other comprehensive loss, excluding tax effects, recognized on the Consolidated Balance Sheet was $137,926 as of December 31, 2020 and $96,080 as of December 31, 2019. The increase is primarily the result of increased actuarial losses resulting from a decrease in discount rates.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. During the year ended December 31, 2020 the asset allocation for RAP plan assets were adjusted in anticipation of the plan termination. Upon settlement of the pension obligations in the second half of 2021, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in AOCI to the Company's Consolidated Statements of Income as settlement gains or charges. As of December 31, 2020, the Company had unrecognized losses related to the plan of $106,377. The Company anticipates the termination process will be substantially complete by the end of 2021.

The Company does not expect to make significant contributions to the defined benefit plans in 2020.

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a LIFO basis. LIFO was used for 35% and 36% of total inventories at December 31, 2020 and 2019, respectively. Cost of other inventories is determined by costing methods that approximate a FIFO basis. The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. The excess of current cost over LIFO cost was $75,581 at December 31, 2020 and $75,292 at December 31, 2019.

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

Long-Lived Assets

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets, including leases, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting.

Revenue is recognized when obligations under the terms of a contract are satisfied and control is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for goods or services. Substantially all of the Company’s sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when the performance obligation is satisfied and control of the product is transferred to the customer based upon shipping terms. In addition, certain customized automation performance obligations are accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Less than 10% of the Company’s Net sales are recognized over time.

The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of sales to arrive at Net sales at the same time the related revenue is recorded. Taxes collected by the Company, including sales tax and value added tax, are excluded from Net sales. The Company recognizes freight billed as a component of Net sales and shipping costs as a component of Cost of goods sold when control transfers to the customer. Sales commissions are expensed when incurred because the amortization period is generally one year or less. These costs are recorded within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income.

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

Included below is a sensitivity analysis based upon a hypothetical 10% weakening or strengthening in the U.S. dollar compared to foreign currency exchange rates at December 31, 2020 and a 100 basis point increase in effective interest rates at December 31, 2020. The derivative, borrowing and investment arrangements in effect at December 31, 2020 were compared to the hypothetical foreign exchange or interest rates in the sensitivity analysis to determine the effect on the Company’s current period consolidated financial statements.

Foreign Currency Exchange Risk

The Company enters into forward foreign exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates.

At December 31, 2020, the Company hedged certain third-party and intercompany purchases and sales. The gross notional dollar amount of these foreign exchange contracts at December 31, 2020 was $69,051. At December 31, 2020, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $1,395.

The Company enters into forward foreign exchange contracts to hedge transaction exposures or significant cross-border intercompany loans by either purchasing or selling specified amounts of foreign currency at a specified date. The gross notional dollar amount of these foreign exchange contracts at December 31, 2020 was $391,112. A hypothetical 10% change in the year-end exchange rates would have resulted in an increase or decrease to Income before income taxes of $18,372 related to these positions. However, any loss (or gain) resulting from a hypothetical 10% change would be offset by the associated gain (or loss) on the underlying balance sheet exposure and would ultimately not materially affect the Company’s financial statements.

In addition, the Company has cross currency swaps to hedge the Company’s net investment in European subsidiaries against adverse changes in exchange rates. The gross notional dollar value of these contracts is $50,000 as of December 31, 2020. At December 31, 2020, a hypothetical 10% strengthening or weakening in the U.S. dollar would have changed Accumulated other comprehensive income (loss) by $5,981.

Commodity Price Risk

From time to time, the Company uses various hedging arrangements to manage exposures to price risk from commodity purchases. These hedging arrangements have the effect of fixing for specified periods the prices the Company will pay for the volume to which the hedge relates. The Company had no commodity contracts outstanding during 2020.

Interest Rate Risk

At December 31, 2020, in anticipation of future debt issuance the Company had interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The gross notional dollar value of these contracts was $100,000 at December 31, 2020. At December 31, 2020, a hypothetical 100 basis point increase to effective interest rates would have changed Accumulated other comprehensive income (loss) by $9,309.

The fair value of the Company’s cash and cash equivalents at December 31, 2020 approximated cost due to the short-term duration. These financial instruments are subject to concentrations of credit risk. The Company has minimized this risk by entering into investments with a number of major banks and financial institutions and investing in high-quality instruments. The Company does not expect any counter-parties to fail to meet their obligations.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under such framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is expected to file its 2021 proxy statement pursuant to Regulation 14A of the Exchange Act within 120 days after December 31, 2020.

Except for the information set forth within Part I, Item 1C section of this Annual Report on Form 10-K concerning our Executive Officers, the information required by this item is incorporated by reference from the 2021 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the 2021 proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the 2021 proxy statement.

For further information on the Company’s equity compensation plans, see Note 1 and Note 10 to the Company’s consolidated financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the 2021 proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the 2021 proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page and certifications:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Income – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets – December 31, 2020 and 2019

Consolidated Statements of Equity – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange.

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

3.2

Amended and Restated Code of Regulations of Lincoln Electric Holdings, Inc., as amended on February 18, 2019 (filed as Exhibit 3.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 21, 2019, SEC File No.-0-1402, and incorporated herein by reference and made a part hereof).

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2019, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.5

Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., MetLife Investment Advisors, LLC and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.6

Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Voya Retirement Insurance and Annuity Company and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.2 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.7

Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., State Farm Life Insurance Company and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.3 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.8

Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., AIG Asset Management (U.S.), LLC and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.4 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.9

Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., John Hancock Life Insurance Company (U.S.A.) and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.5 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.10

Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Thrivent Financial for Lutherans and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.6 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.11

Uncommitted Master Note Facility, dated as of November 27, 2018, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Global, Inc., Techalloy, Inc., Wayne Trail Technologies, Inc., Allianz Life Insurance Company of North America and/or one or more of its affiliates or related funds, as purchasers thereunder (filed as Exhibit 10.7 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 29, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.12*

Supplemental Executive Retirement Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on January 7, 2009, SEC File No. 0-1402, and incorporated herein by reference and made part hereof).

10.13*

Amendment No. 1 to Supplemental Executive Retirement Plan (As Amended and Restated as of December 31, 2008) (filed as Exhibit 10.6 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2016, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.14*

Amendment No. 2 to Supplemental Executive Retirement Plan (As Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to Form10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.15*

Deferred Compensation Plan for Certain Retention Agreements and Other Contractual Arrangements (Amended and Restated as of January 1, 2004) (filed as Exhibit 10(i) to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2003, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.16*

Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2019) (filed as Exhibit 10.15 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.17*

Amendment No. 1 to Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2019) (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.18*	Non-Employee Directors’ Deferred Compensation Plan (Amended and Restated as of January 1, 2021) (filed herewith).
10.19*

2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) (filed as Exhibit 10.10 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.20*

Amendment No. 1 to 2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2018) (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.21*	2005 Deferred Compensation Plan for Executives (Amended and Restated as of January 1, 2021) (filed herewith).
10.22*

The Lincoln Electric Company Restoration Plan (filed as Exhibit 4.3 to Form S-8 of Lincoln Electric Holdings, Inc. filed on December 19, 2016, SEC File No. 333-215168, and incorporated herein by reference and made a part hereof).

10.23*

Amendment No. 1 to The Lincoln Electric Company Restoration Plan (filed as Exhibit 10.3 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.24*	The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2020 (filed herewith).
10.25*	Amendment No. 1 to The Lincoln Electric Company Employee Savings Plan As Amended and Restated Effective January 1, 2020 (filed herewith).
10.26*

Form of Change in Control Severance Agreement (as entered into by the Company and its executive officers) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on November 21, 2017, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.27*

Amendment No. 1 to Form of Change in Control Severance Agreement (as entered into by the Company and its executive officers) (filed as Exhibit 10.5 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2020, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.30*

Amendment No. 1 to the 2006 Stock Plan for Non-Employee Directors dated October 20, 2006 (filed as Exhibit 10.2 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended March 31, 2007, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.31*

Amendment No. 2 to the 2006 Stock Plan for Non-Employee Directors dated July 26, 2007 (filed as Exhibit 10.1 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2007, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.32*

Amendment No. 3 to the 2006 Stock Plan for Non-Employee Directors dated December 15, 2014 (filed as Exhibit 10.20 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2014, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.33*

2015 Equity and Incentive Compensation Plan (filed as Appendix B to Lincoln Electric Holdings, Inc. definitive proxy statement filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.34*

2015 Stock Plan for Non-Employee Directors (filed as Appendix C to Lincoln Electric Holdings, Inc. definitive proxy statement filed on March 18, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.35*

Amendment No. 1 to the 2015 Stock Plan for Non-Employee Directors (filed as Appendix C to Lincoln Electric Holdings, Inc. proxy statement dated March 20, 2017, SEC File No. 0-1402, and incorporated by reference and made a part hereof).

10.36*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed as Exhibit 10.32 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2019, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.37*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).
10.38*

Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.4 to Form 10-Q of Lincoln Electric Holdings, Inc. for the quarter ended September 30, 2010, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.43*

Form of Stock Option Agreement for Executive Officers (filed as Exhibit 10.38 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2019, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

10.47*

Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.41 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.48*

Form of Restricted Stock Unit Agreement for Executive Officers (filed as Exhibit 10.43 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2019, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.49*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.22 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2015, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.50*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.35 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2017, SEC File No. 0-1402 and incorporated herein by reference and made a part hereof).

10.51*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.44 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2018, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.52*

Form of Performance Share Award Agreement for Executive Officers (filed as Exhibit 10.47 to Form 10-K of Lincoln Electric Holdings, Inc. for the year ended December 31, 2019, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.53*

Form of Officer Indemnification Agreement (effective February 23, 2012) (filed as Exhibit 10.1 to Form 8-K of Lincoln Electric Holdings, Inc. filed on February 29, 2012, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

10.54*

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
February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher L. Mapes	/s/ Gabriel Bruno
Christopher L. Mapes,	Gabriel Bruno,
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and
(principal executive officer)	Treasurer
February 19, 2021	(principal financial and accounting officer)
February 19, 2021

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Curtis E. Espeland, Director	Patrick P. Goris, Director
February 19, 2021	February 19, 2021

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Stephen G. Hanks, Director	Michael F. Hilton, Director
February 19, 2021	February 19, 2021

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
G. Russell Lincoln, Director	Kathryn Jo Lincoln, Director
February 19, 2021	February 19, 2021

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
William E. MacDonald, III, Director	Phillip J. Mason, Director
February 19, 2021	February 19, 2021

/s/ Gabriel Bruno	/s/ Gabriel Bruno
Gabriel Bruno as	Gabriel Bruno as
Attorney-in-Fact for	Attorney-in-Fact for
Ben P. Patel, Director	Hellene S. Runtagh, Director
February 19, 2021	February 19, 2021

/s/ Gabriel Bruno
Gabriel Bruno as
Attorney-in-Fact for
Kellye L. Walker, Director
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lincoln Electric Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lincoln Electric Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lincoln Electric Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lincoln Electric Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 19, 2021

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales (Note 2)	$2,655,400	$3,003,272	$3,028,674
Cost of goods sold	1,784,059	1,995,685	2,000,153
Gross profit	871,341	1,007,587	1,028,521
Selling, general & administrative expenses	543,802	621,489	627,697
Rationalization and asset impairment charges (Note 6)	45,468	15,188	25,285
Operating income	282,071	370,910	375,539
Interest expense, net	21,973	23,415	17,565
Other income (expense) (Note 14)	3,942	20,998	10,686
Income before income taxes	264,040	368,493	368,660
Income taxes (Note 15)	57,896	75,410	81,667
Net income including non-controlling interests	206,144	293,083	286,993
Non-controlling interests in subsidiaries’ income (loss)	29	(26)	(73)
Net income	$206,115	$293,109	$287,066

Basic earnings per share (Note 3)	$3.46	$4.73	$4.42
Diluted earnings per share (Note 3)	$3.42	$4.68	$4.37
Cash dividends declared per share	$1.98	$1.90	$1.64

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income including non-controlling interests	$206,144	$293,083	$286,993
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges, net of tax of $605 in 2020; $(58) in 2019; $346 in 2018	861	(68)	819
Defined pension plan activity, net of tax of $(10,622) in 2020; $4,188 in 2019; $1,691 in 2018	(31,224)	11,503	3,228
Currency translation adjustment	4,068	6,735	(50,693)
Other comprehensive income (loss):	(26,295)	18,170	(46,646)
Comprehensive income	179,849	311,253	240,347
Comprehensive income (loss) attributable to non-controlling interests	74	255	(166)
Comprehensive income attributable to shareholders	$179,775	$310,998	$240,513

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$257,279	$199,563
Accounts receivable (less allowance for doubtful accounts of $14,779 in 2020; $16,002 in 2019)	373,487	374,649
Inventories (Note 9)	381,258	393,748
Other current assets	100,319	107,621
Total Current Assets	1,112,343	1,075,581
Property, plant and equipment, net (Note 1)	522,092	529,344
Intangibles, net (Note 5)	134,451	177,798
Goodwill	335,593	337,107
Deferred income taxes (Note 14)	16,959	14,275
Other assets	193,015	237,108
TOTAL ASSETS	$2,314,453	$2,371,213
LIABILITIES AND EQUITY
Current Liabilities
Amounts due banks (Note 9)	$2,623	$34,857
Trade accounts payable	256,530	273,002
Accrued employee compensation and benefits	98,437	83,033
Dividends payable	30,417	29,690
Other current liabilities	161,331	142,441
Current portion of long-term debt (Note 9)	111	112
Total Current Liabilities	549,449	563,135
Long-term debt, less current portion (Note 12)	715,456	712,302
Deferred income taxes (Note 14)	46,742	64,286
Other liabilities	212,556	212,413
Total Liabilities	1,524,203	1,552,136
Shareholders' Equity
Preferred shares, without par value – at stated capital amount; authorized – 5,000,000 shares; issued and outstanding – none	—	—
Common shares, without par value – at stated capital amount; authorized – 240,000,000 shares; issued – 98,581,434 shares in 2020 and 2019; outstanding – 59,640,895 shares in 2020 and 60,592,096 shares in 2019	9,858	9,858
Additional paid-in capital	409,958	389,446
Retained earnings	2,821,359	2,736,481
Accumulated other comprehensive loss	(302,190)	(275,850)
Treasury shares, at cost – 38,940,539 shares in 2020 and 37,989,338 shares in 2019	(2,149,714)	(2,041,763)
Total Shareholders' Equity	789,271	818,172
Non-controlling interests	979	905
Total Equity	790,250	819,077
TOTAL LIABILITIES AND TOTAL EQUITY	$2,314,453	$2,371,213

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2017	65,663	$9,858	$334,309	$2,388,219	$(247,186)	$(1,553,563)	$816	$932,453
Net income				287,066			(73)	286,993
Unrecognized amounts from defined benefit pension plans, net of tax					3,228			3,228
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					819			819
Currency translation adjustment					(50,600)		(93)	(50,693)
Cash dividends declared – $1.64 per share				(106,802)				(106,802)
Stock-based compensation activity	158		21,956			1,288		23,244
Purchase of shares for treasury	(2,275)					(201,650)		(201,650)
Other			4,043	(4,043)				—
Balance at December 31, 2018	63,546	9,858	360,308	2,564,440	(293,739)	(1,753,925)	650	887,592
Net income				293,109			(26)	293,083
Unrecognized amounts from defined benefit pension plans, net of tax					11,503			11,503
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(68)			(68)
Currency translation adjustment					6,454		281	6,735
Cash dividends declared – $1.90 per share				(117,950)				(117,950)
Stock-based compensation activity	467		26,116			4,855		30,971
Purchase of shares for treasury	(3,421)					(292,693)		(292,693)
Other			3,022	(3,118)				(96)
Balance at December 31, 2019	60,592	9,858	389,446	2,736,481	(275,850)	(2,041,763)	905	819,077
Net income				206,115			29	206,144
Unrecognized amounts from defined benefit pension plans, net of tax					(31,224)			(31,224)
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					861			861
Currency translation adjustment					4,023		45	4,068
Cash dividends declared – $1.98 per share				(118,423)				(118,423)
Stock-based compensation activity	457		27,076			5,504		32,580
Purchase of shares for treasury	(1,408)					(113,455)		(113,455)
Other			(6,564)	(2,814)				(9,378)
Balance at December 31, 2020	59,641	$9,858	$409,958	$2,821,359	$(302,190)	$(2,149,714)	$979	$790,250

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$206,115	$293,109	$287,066
Non-controlling interests in subsidiaries' income (loss)	29	(26)	(73)
Net income including non-controlling interests	206,144	293,083	286,993
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	21,835	3,500	(5,978)
Net impact of U.S. Tax Act (Note 14)	—	—	399
Depreciation and amortization	80,492	81,487	72,346
Equity earnings in affiliates, net	(408)	(1,427)	(3,034)
Deferred income taxes	(2,948)	13,019	1,490
Stock-based compensation	15,388	16,624	18,554
Gain on change in control	—	(7,601)	—
Other, net	(9,996)	(8,155)	(7,934)
Changes in operating assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	3,582	50,394	(4,061)
Decrease (increase) in inventories	22,751	(12,023)	(23,904)
Decrease in other current assets	14,711	14,269	1,324
(Decrease) increase in trade accounts payable	(17,919)	(8,339)	3,636
Increase (decrease) in other current liabilities	22,310	(31,223)	(13,657)
Net change in other assets and liabilities	(4,580)	(423)	2,978
NET CASH PROVIDED BY OPERATING ACTIVITIES	351,362	403,185	329,152
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59,201)	(69,615)	(71,246)
Acquisition of businesses, net of cash acquired	—	(134,717)	(101,792)
Proceeds from sale of property, plant and equipment	7,667	9,509	16,755
Purchase of marketable securities	—	—	(268,335)
Proceeds from marketable securities	—	—	447,459
Other investing activities	2,321	2,000	(2,000)
NET CASH (USED BY) PROVIDED BY INVESTING ACTIVITIES	(49,213)	(192,823)	20,841
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	(31,746)	24,429	(835)
Payments on long-term borrowings	(14)	(107)	(107)
Proceeds from exercise of stock options	17,192	14,347	4,690
Purchase of shares for treasury (Note 8)	(113,455)	(292,693)	(201,650)
Cash dividends paid to shareholders	(118,118)	(117,920)	(102,058)
Other financing activities	—	—	(2,170)
NET CASH USED BY FINANCING ACTIVITIES	(246,141)	(371,944)	(302,130)
Effect of exchange rate changes on Cash and cash equivalents	1,708	2,296	(15,715)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,716	(159,286)	32,148

Cash and cash equivalents at beginning of period	199,563	358,849	326,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257,279	$199,563	$358,849

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

The Company’s products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company’s product offering also includes computer numeric controlled ("CNC") plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.

COVID-19 Assessment

In March 2020, the World Health Organization categorized the current coronavirus disease (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the ultimate duration and severity on the Company's business remains unknown. Although the Company’s customers have re-opened and increased operating levels, such customers may be forced to close or limit operations should a resurgence of COVID-19 cases occur. Given this continued level of economic and operational uncertainty over the impacts of COVID-19, the ultimate financial impact cannot be reasonably estimated at this time.

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

Foreign currency transaction gains and losses are included in Selling, general & administrative expenses and were gains of $4,229, $5,291 and $4,885 in 2020, 2019 and 2018, respectively.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. Cost for a substantial portion of U.S. inventories is determined on a last-in, first-out (“ LIFO”) basis. At December 31, 2020 and 2019, approximately 35% and 36% of total inventories, respectively, were valued using the LIFO method. Cost of other inventories is determined by costing methods that approximate a first-in, first-out (“FIFO”) basis. Refer to Note 17 to the consolidated financial statements for additional details.

Reserves are maintained for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The reserve for excess and obsolete inventory was $24,351 and $24,088 at December 31, 2020 and 2019, respectively.

Prepaid Expenses

Prepaid expenses include prepaid insurance, prepaid rent, prepaid service contracts and other prepaid items. Prepaid expenses are included in Other current assets in the accompanying Consolidated Balance Sheets and amounted to $19,584 and $17,437 at December 31, 2020 and 2019, respectively.

Equity Investments

Investments in businesses which the Company does not own a majority interest and does not have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s 50% ownership interest in equity investments includes an investment in Chile at December 31, 2020 and 2019. During July 2019, the Company acquired the controlling stake of its equity investment in Kaynak Tekniği Sanayi ve Ticaret A.Ş. (“Askaynak”), located in Turkey. The financial statements of Askaynak were consolidated into the Company at that time.

Long-lived Assets

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

Property, plant and equipment, net in the Consolidated Balance Sheet is comprised of the following components:

	December 31,
	2020	2019
Land	$70,335	$71,676
Buildings	433,823	427,165
Machinery and equipment	902,581	856,272
	1,406,739	1,355,113
Less accumulated depreciation	884,647	825,769
Total	$522,092	$529,344

Leases

The Company determines if an agreement is a lease at inception. The Company records a right-of-use asset on its Consolidated Balance Sheets to represent its right to use an underlying asset for the lease term. The Company records a lease liability on its Consolidated Balance Sheets to represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement date to present value the lease payments.

The Company has operating leases for sales offices, manufacturing facilities, warehouses and distribution centers, transportation equipment, office equipment and information technology equipment. Some of these leases are noncancelable. Variable or short-term lease costs contained within the Company’s operating leases are not material. Most leases include one or more options to renew, which can extend the lease term from 1 to 11 years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable long-lived assets, including right-of-use assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, a loss is recognized to the extent that carrying value exceeds fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Refer to Notes 5, 7 and 18 to the consolidated financial statements for additional details.

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

Fair Value Measurements

Financial assets and liabilities, such as the Company’s defined benefit pension plan assets and derivative contracts, are valued at fair value using the market and income valuation approaches. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The following hierarchy is used to classify the inputs that measure fair value:

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting. The cumulative impact of adopting Topic 606 as of January 1, 2018 did not have a material impact to the consolidated financial statements. The Company does not expect the impact of the adoption of Topic 606 to be material to the consolidated financial statements on an ongoing basis.

Revenue is recognized when obligations under the terms of a contract are satisfied and control is transferred to the customer. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for goods or services. Substantially all of the Company’s sales arrangements are short-term in nature involving a single performance obligation. The Company recognizes revenue when the performance obligation is satisfied and control of the product is transferred to the customer generally based upon shipping terms. In addition, certain customized automation performance obligations are accounted for over time. Under this method, revenue recognition is primarily based upon the ratio of costs incurred to date compared with estimated total costs to complete. The cumulative impact of revisions to total estimated costs is reflected in the period of the change, including anticipated losses. Less than 10% of the Company’s Net sales are recognized over time.

The Company recognizes any discounts, credits, returns, rebates and incentive programs based on reasonable estimates as a reduction of sales to arrive at Net sales at the same time the related revenue is recorded. Taxes collected by the Company, including sales tax and value added tax, are excluded from Net sales. The Company recognizes freight billed as a component of Net sales and shipping costs as a component of Cost of goods sold when control transfers to the customer. Sales commissions are expensed when incurred because the amortization period is generally one year or less. These costs are recorded within Selling, general and administrative expenses in the Company’s Consolidated Statements of Income.

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

All derivatives are recognized at fair value on the Company’s Consolidated Balance Sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company formally documents the relationship of the hedge with the hedged item as well as the risk-management strategy for all designated hedges. Both at inception and on an ongoing basis, the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, or the derivative is terminated, hedge accounting is discontinued. The cash flows from settled derivative contracts are recognized in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows.

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

During March and April 2020, in anticipation of future debt issuance associated with the Notes referenced in Note 9, the Company entered into interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The forward starting swap agreements were qualified and designated as a cash flow hedge. The changes in fair value are recorded as part of AOCI, and upon completion of debt issuance and termination of the swaps, are amortized to interest expense over the life of the underlying debt.

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

Research and Development

Research and development costs are charged to Selling, general & administrative expenses as incurred and totaled $51,414, $56,845 and $54,168 in 2020, 2019 and 2018, respectively.

Bonus

Included in Selling, general & administrative expenses are the costs related to the Company’s discretionary employee bonus programs, which for certain U.S.-based employees are net of hospitalization costs. Bonus costs were $87,407, $100,381 and $123,799 in 2020, 2019 and 2018, respectively.

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

The Company maintains liabilities for unrecognized tax benefits related to uncertain income tax positions in various jurisdictions. The Company uses judgment in determining whether the technical merits of tax positions are more-likely-than-not to be sustained. Judgment is also used in measuring the related amount of tax benefit that qualifies for recognition, including the interpretation of applicable tax law, regulations and tax rulings.

Provisions of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Act") became effective for the Company in 2018. The Foreign-Derived Intangible Income (“FDII”) provision generates a deduction against the Company’s U.S. taxable income for U.S. earnings derived offshore that utilize intangibles held by the Company in the U.S. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires the Company to subject to U.S. taxation a portion of its foreign subsidiary earnings that exceed an allowable return. The Company elects to treat any GILTI inclusion as a period expense in the year incurred.

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

The following ASUs were adopted as of January 1, 2020 and did not have a significant financial impact on the Company’s consolidated financial statements unless otherwise described within the table below:

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

ASU No. 2018-13, Fair Value Measurement (Topic 944), issued August 2018.

ASU 2018-13 eliminates, amends and adds disclosure requirements related to fair value measurements. The ASU removes disclosure requirements pertaining to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. Refer to Note 16 to the consolidated financial statements for further details.

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

ASU No. 2020-04, Reference Rate Reform (Topic 848), issued March 2020.

ASU 2020-04 provides temporary optional guidance to ease the financial reporting burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates.  The Company adopted the ASU on March 12, 2020 and it is effective through December 31, 2022.  As of December 31, 2020, the Company has not utilized any of the optional guidance, however, it will continue to assess the potential impact on the Company’s debt contracts and hedging relationships through the effective period.

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

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Year Ended December 31,
	2020	2019	2018
Consumables	$1,509,509	$1,715,002	$1,755,652
Equipment	1,145,891	1,288,270	1,273,022
Net sales	$2,655,400	$3,003,272	$3,028,674

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

At December 31, 2020, the Company recorded $14,920 related to advance customer payments and $21,396 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Consolidated Balance Sheets. At December 31, 2019, the balances related to advance customer payments and billings in excess of revenue recognized were $16,040 and $16,274, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At December 31, 2020 and 2019, $22,113 and $33,566, respectively, related to these future customer receivables was included in Other current assets in the Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$206,115	$293,109	$287,066
Denominator (shares in 000's):
Basic weighted average shares outstanding	59,633	61,960	64,886
Effect of dilutive securities - Stock options and awards	615	698	796
Diluted weighted average shares outstanding	60,248	62,658	65,682
Basic earnings per share	$3.46	$4.73	$4.42
Diluted earnings per share	$3.42	$4.68	$4.37

For the years ended December 31, 2020, 2019 and 2018, common shares subject to equity-based awards of 615,302, 524,110 and 324,688, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 – ACQUISITIONS

During July 2019, the Company acquired the controlling stake in Askaynak. Askaynak, based in Turkey, is a supplier and manufacturer of welding consumables, arc welding equipment, including plasma and oxy-fuel cutting equipment and robotic welding systems. The acquisition advanced the Company’s regional growth strategy in Europe, the Middle East and Africa.

During April 2019, the Company acquired Baker Industries, Inc. ("Baker"). Baker, based in Detroit, Michigan, is a provider of custom tooling, parts and fixtures primarily serving automotive and aerospace markets. The acquisition complimented the Company’s automation portfolio and its metal additive manufacturing service business.

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

Also during December 2018, the Company acquired Inovatech Engineering Corporation (“Inovatech”). Inovatech, based in Ontario, Canada, is a manufacturer of advanced robotic plasma cutting solutions for structural steel applications. The acquisition scaled the Company’s automated cutting solutions and application expertise and supports long-term growth in that market.

Pro forma information related to the acquisitions discussed above has not been presented because the impact on the Company’s Consolidated Statements of Income is not material. Acquired companies are included in the Company’s consolidated financial statements as of the date of acquisition.

NOTE 5 – GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2020 and 2019 were as follows:

			The Harris
	Americas	International	Products
	Welding	Welding	Group	Consolidated
Balance as of December 31, 2018	$239,215	$24,248	$17,831	$281,294
Additions and adjustments (1)	37,346	17,254	(613)	53,987
Foreign currency translation	1,935	(28)	(81)	1,826
Balance as of December 31, 2019	278,496	41,474	17,137	337,107
Additions and adjustments	—	697	(101)	596
Foreign currency translation	1,314	(3,111)	(313)	(2,110)
Balance as of December 31, 2020	$279,810	$39,060	$16,723	$335,593

(1)	Additions to Americas Welding reflect goodwill recognized in the acquisition of Baker in 2019. Additions to International Welding reflect goodwill recognized in the acquisition of Askaynak in 2019.

Gross carrying values and accumulated amortization of intangible assets other than goodwill by asset class were as follows:

	December 31, 2020		December 31, 2019
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets not subject to amortization
Trademarks and trade names	$15,495		$22,020
Intangible assets subject to amortization
Trademarks and trade names	$71,594	$39,906	$65,957	$31,284
Customer relationships	137,564	84,720	140,198	62,242
Patents	25,907	15,006	25,931	13,633
Other	69,188	45,665	70,463	39,612
Total intangible assets subject to amortization	$304,253	$185,297	$302,549	$146,771

Aggregate amortization expense was $20,363, $20,755 and $15,744 for 2020, 2019 and 2018, respectively. During the second quarter of 2020, the Company determined that for certain intangible assets, the carrying value of the assets exceeded the fair value resulting in an impairment. The Company recognized non-cash impairment charges of $17,337 which are recorded in Rationalization and asset impairment charges in the Company’s Consolidated Statements of Income. Estimated annual amortization expense for intangible assets for each of the next five years is $19,206 in 2021, $17,911 in 2022, $15,305 in 2023, $13,786 in 2024 and $12,900 in 2025.

NOTE 6 – SEGMENT INFORMATION

The Company’s primary business is the design, development and manufacture of arc welding products, automated joining, assembly and cutting systems, plasma and oxy-fuel cutting equipment. The Company also has a leading global position in brazing and soldering alloys.

The Company’s products include arc welding power sources, plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes and welding accessories and specialty welding consumables and fabrication. The Company’s product offering also includes CNC plasma and oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing.

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

Segment performance is measured and resources are allocated based on a number of factors, the primary measure being the adjusted earnings before interest and income taxes ("Adjusted EBIT") profit measure. EBIT is defined as Operating income plus Equity earnings in affiliates and Other income. Segment EBIT is adjusted for special items as determined by management such as the impact of rationalization activities, certain asset impairment charges and gains or losses on disposals of assets. The accounting principles applied at the operating segment level are generally the same as those applied at the consolidated financial statement level with the exception of LIFO. Segment assets include inventories measured on a FIFO basis while consolidated inventories include inventories reported on a LIFO basis. Segment and consolidated income before interest and income taxes include the effect of inventories reported on a LIFO basis. At December 31, 2020, 2019 and 2018 approximately 35%, 36% and 37%, respectively, of total inventories were valued using the LIFO method. LIFO is used for a substantial portion of U.S. inventories included in Americas Welding. Inter-segment sales are recorded at agreed upon prices that approximate arm’s length prices and are eliminated in consolidation. Corporate-level expenses are allocated to the operating segments.

Financial information for the reportable segments follows:

			The Harris
	Americas	International	Products	Corporate /
	Welding (1)	Welding (2)	Group (3)	Eliminations (4)	Consolidated
For the Year Ended December 31, 2020
Net sales	$1,509,870	$786,809	$358,721	$—	$2,655,400
Inter-segment sales	109,378	18,494	7,034	(134,906)	—
Total	$1,619,248	$805,303	$365,755	$(134,906)	$2,655,400
Adjusted EBIT	$245,728	$44,979	$55,154	$(5,455)	$340,406
Special items charge (gain)	34,989	19,404	—	—	54,393
EBIT	$210,739	$25,575	$55,154	$(5,455)	$286,013
Interest income					1,986
Interest expense					(23,959)
Income before income taxes					$264,040

Total assets	$1,423,393	$807,407	$225,959	$(142,306)	$2,314,453
Equity investments in affiliates	4,682	—	—	—	4,682
Capital expenditures	30,811	21,819	6,571	—	59,201
Depreciation and amortization	51,744	23,859	4,982	(93)	80,492
For the Year Ended December 31, 2019
Net sales	$1,815,746	$854,376	$333,150	$—	$3,003,272
Inter-segment sales	123,342	17,691	7,487	(148,520)	—
Total	$1,939,088	$872,067	$340,637	$(148,520)	$3,003,272
Adjusted EBIT	$315,719	$50,281	$45,701	$(10,948)	$400,753
Special items charge (gain)	3,115	2,156	1,770	1,804	8,845
EBIT	$312,604	$48,125	$43,931	$(12,752)	$391,908
Interest income					2,527
Interest expense					(25,942)
Income before income taxes					$368,493

Total assets	$1,490,395	$831,759	$203,602	$(154,543)	$2,371,213
Equity investments in affiliates	4,274	—	—	—	4,274
Capital expenditures	39,106	23,126	7,383	—	69,615
Depreciation and amortization	55,300	22,013	4,636	(462)	81,487
For the Year Ended December 31, 2018
Net sales	$1,806,514	$919,771	$302,389	$—	$3,028,674
Inter-segment sales	118,936	18,576	6,969	(144,481)	—
Total	$1,925,450	$938,347	$309,358	$(144,481)	$3,028,674
Adjusted EBIT	$340,744	$54,273	$36,564	$(8,887)	$422,694
Special items charge	6,686	25,285	—	4,498	36,469
EBIT	$334,058	$28,988	$36,564	$(13,385)	$386,225
Interest income					6,938
Interest expense					(24,503)
Income before income taxes					$368,660
Total assets	$1,418,905	$827,132	$203,095	$(99,307)	$2,349,825
Equity investments in affiliates	4,204	27,024	—	—	31,228
Capital expenditures	42,053	26,284	2,909	—	71,246
Depreciation and amortization	47,008	22,384	3,045	(91)	72,346

(1)	2020 special items reflect Rationalization and asset impairment charges of $26,870 and pension settlement charges of $8,119.

2019 special items reflect Rationalization and asset impairment charges of $1,716 and amortization of step up in value of acquired inventories of $1,399 related to the acquisition of Baker.

2018 special items reflect pension settlement charges of $6,686 in Americas Welding related to lump sum pension payments.

(2)	2020 special items reflect Rationalization and asset impairment charges of $18,598 and amortization of step up in value of acquired inventories of $806 related to an acquisition.

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

Export sales (excluding inter-company sales) from the United States were $132,637 in 2020, $147,145 in 2019 and $160,064 in 2018. No individual customer comprised more than 10% of the Company’s total revenues for any of the three years ended December 31, 2020.

The geographic split of the Company’s Net sales, based on the location of the customer, and property, plant and equipment were as follows:

	Year Ended December 31,
	2020	2019	2018
Net sales:
United States	$1,431,859	$1,615,483	$1,554,688
Foreign countries	1,223,541	1,387,789	1,473,986
Total	$2,655,400	$3,003,272	$3,028,674

	December 31,
	2020	2019	2018
Property, plant and equipment, net:
United States	$247,931	$250,923	$214,943
Foreign countries	274,214	278,566	264,110
Eliminations	(53)	(145)	(252)
Total	$522,092	$529,344	$478,801

NOTE 7 – RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded rationalization and asset impairment net charges of $45,468, $15,188 and $25,285 for the years ended December 31, 2020, 2019 and 2018, respectively. The charges are primarily related to employee severance, asset impairments and gains or losses on the disposal of assets. A description of each restructuring plan and the related costs follows:

During 2020, the Company initiated rationalization plans within Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing facilities to better align the cost structure with economic conditions and operating needs. At December 31, 2020, liabilities of $25 and $12,560 for Americas Welding and International Welding, respectively, were recognized in Other current liabilities in the Company's

Consolidated Balance Sheet. The Company does not anticipate significant additional charges related to the completion of these plans.

During 2019, the Company initiated rationalization plans within International Welding. The plans primarily include headcount restructuring to better align the cost structures with economic conditions and operating needs. Liabilities related to these plans were substantially paid at December 31, 2020.

During 2018, the Company initiated rationalization plans within International Welding. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the cost structures with economic conditions and operating needs. Liabilities related to these plans were substantially paid at December 31, 2020.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to the rationalization liabilities:

		International
	Americas Welding	Welding	Consolidated
Balance at December 31, 2018	$—	$11,192	$11,192
Payments and other adjustments	—	(14,678)	(14,678)
Charged to expense	—	11,688	11,688
Balance, December 31, 2019	$—	$8,202	$8,202
Payments and other adjustments	(4,712)	(13,501)	(18,213)
Charged to expense	4,737	18,896	23,633
Balance, December 31, 2020	$25	$13,597	$13,622

NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Year Ended December 31, 2020
	Unrealized gain
	(loss) on
	derivatives
	designated and
	qualifying as		Defined benefit		Currency
	cash flow		pension plan		translation
	hedges		activity		adjustment		Total
Balance at December 31, 2018	$1,694		$(82,049)		$(213,384)		$(293,739)
Other comprehensive income (loss) before reclassification	1,007		8,213		6,454	(3)	15,674
Amounts reclassified from AOCI	(1,075)	(1)	3,290	(2)	—		2,215
Net current-period other comprehensive income (loss)	(68)		11,503		6,454		17,889
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(790)		(40,111)		4,023	(3)	(36,878)
Amounts reclassified from AOCI	1,651	(1)	8,887	(2)	—		10,538
Net current-period other comprehensive income (loss)	861		(31,224)		4,023		(26,340)
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)

(1)	During 2020, this AOCI reclassification is a component of Net sales of $(1,478) (net of tax of $(537)) and Cost of goods sold of $173 (net of tax of $(15)); during 2019, the reclassification is a component of Net sales of $719 (net of tax of $256) and Cost of goods sold of $(356) (net of tax of $(98)). Refer to Note 15 to the consolidated financial statements for additional details.

(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $2,857 and $984 during the years ended December 31, 2020 and 2019, respectively). Refer to Note 12 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income before reclassifications excludes $45 and $281 attributable to Non-controlling interests in the years ended December 31, 2020 and 2019, respectively. The reclassified AOCI component is included in the computation of Non-controlling interests. Refer to the Consolidated Statements of Equity for additional details.

NOTE 9 – DEBT

At December 31, 2020 and 2019, debt consisted of the following:

	December 31,
	2020	2019
Long-term debt
Senior Unsecured Notes due through 2045, interest at 2.8% to 4.0% (net of debt issuance costs of $1,178 and $1,282 at December 31, 2020 and 2019, respectively), swapped $50,000 to variable interest rates of 2.4% to 2.6% in 2019	$704,886	$701,681
Other borrowings due through 2023, interest up to 2.0%	10,681	10,733
	715,567	712,414
Less current portion	111	112
Long-term debt, less current portion	715,456	712,302
Short-term debt
Amounts due banks, weighted average interest at 17.9% in 2020 and 4.9% in 2019	2,623	34,857
Current portion long-term debt	111	112
Total short-term debt	2,734	34,969
Total debt	$718,190	$747,271

At December 31, 2020 and 2019, the fair value of long-term debt, including the current portion, was approximately $793,591 and $721,494, respectively, which was determined using available market information and methodologies requiring judgment. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

Senior Unsecured Notes

On April 1, 2015, the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2015 Notes") in the aggregate principal amount of $350,000 through a private placement. On October 20, 2016 the Company entered into a Note Purchase Agreement pursuant to which it issued senior unsecured notes (the "2016 Notes") in the aggregate principal amount of $350,000 through a private placement. Interest on the notes are payable semi-annually. The proceeds were used for general corporate purposes. The 2015 Notes and 2016 Notes contain certain affirmative and negative covenants. As of December 31, 2020, the Company was in compliance with all of its debt covenants.

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

The Company’s total weighted average effective interest rate and remaining weighted average term, inclusive of the 2015 Notes and 2016 Notes, is 3.3% and 13.4 years, respectively.

Revolving Credit Agreement

The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates, a fixed charges coverage ratio and total leverage ratio. As of December 31, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $81,785. As of December 31, 2020 the Company was in compliance with all of its covenants and had $2,623 outstanding at December 31, 2020.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the 2015 Notes and 2016 Notes. As of December 31, 2020, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Other

Maturities of long-term debt, including payments for amounts due banks, for the five years succeeding December 31, 2020 are $111 in 2021, $109 in 2022, $10,609 in 2023, $0 in 2024, $200,000 in 2025 and $500,000 thereafter. Total interest paid was $26,332 in 2020, $24,950 in 2019 and $23,790 in 2018. The difference between interest paid and interest expense is due to the accrual of interest associated with the Senior Unsecured Notes and interest rate derivative contracts discussed in Note 15 to the consolidated financial statements.

NOTE 10 – STOCK PLANS

On April 23, 2015, the shareholders of the Company approved the 2015 Equity and Incentive Compensation Plan ("Employee Plan"). The Employee Plan provides for the granting of options, appreciation rights, restricted shares, restricted stock units and performance-based awards up to an additional 5,400,000 of the Company’s common shares. In addition, on April 23, 2015, the shareholders of the Company approved the 2015 Stock Plan for Non-Employee Directors ("2015 Director Plan"). The 2015 Director Plan provides for the granting of options, restricted shares and restricted stock units up to an additional 300,000 of the Company’s common shares. At December 31, 2020, there were 2,450,999 common shares available for future grant under all plans.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2020 under all Plans:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance at beginning of year	1,318,290	$71.25
Options granted	222,589	89.63
Options exercised	(298,814)	57.44
Options canceled	(1,360)	54.76
Options forfeited	(60,944)	89.35
Balance at end of year	1,179,761	77.31
Exercisable at end of year	843,927	72.50

Options granted under both the Employee Plan and its predecessor plans may be outstanding for a maximum of 10 years from the date of grant. The majority of options granted vest ratably over a period of 3 years from the grant date. The exercise prices of all options were equal to the quoted market price of the Company’s common shares at the date of grant. The Company issued shares of common stock from treasury upon all exercises of stock options in 2020. In 2020, all options issued were under the Employee Plan.

The Company uses the Black-Scholes option pricing model for estimating fair values of options. In estimating the fair value of options granted, the expected option life is based on the Company’s historical experience. The expected volatility is based on historical volatility. The weighted average assumptions for each of the three years ended December 31 were as follows:

	2020	2019	2018
Expected volatility	25.80%	25.98%	25.36%
Dividend yield	2.51%	2.42%	1.92%
Risk-free interest rate	1.41%	2.49%	2.69%
Expected option life (years)	4.7	4.6	4.6
Weighted average fair value per option granted during the year	$15.97	$17.46	$18.97

The following table summarizes non-vested stock options for the year ended December 31, 2020:

		Weighted Average
	Number of	Fair Value at
	Options	Grant Date
Balance at beginning of year	374,575	$17.93
Granted	222,589	15.97
Vested	(199,026)	17.91
Canceled	(1,360)	15.77
Forfeited	(60,944)	16.69
Balance at end of year	335,834	16.88

The aggregate intrinsic value of options outstanding and exercisable which would have been received by the optionees had all awards been exercised at December 31, 2020 was $45,946 and $36,926, respectively. The total intrinsic value of awards exercised during 2020, 2019 and 2018 was $13,269, $13,964 and $4,779, respectively. The total fair value of options that vested during 2020, 2019 and 2018 was $3,564, $3,012 and $3,511, respectively.

The following table summarizes information about awards outstanding as of December 31, 2020:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted	Weighted
	Number of	Average	Average	Number of	Average	Average
	Stock	Exercise	Remaining	Stock	Exercise	Remaining
Exercise Price Range	Options	Price	Life (years)	Options	Price	Life (years)
Under $49.99	66,475	$43.28	1.50	66,475	$43.28	1.50
$50.00 - $59.99	171,225	58.13	5.10	171,225	58.13	5.10
Over $60.00	942,061	83.19	6.50	606,227	79.76	5.40
	1,179,761		6.00	843,927		5.00

Restricted Stock Units ("RSUs") and Performance Share Units ("PSUs")

The following table summarizes RSU and PSU activity for the year ended December 31, 2020 under all Plans:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Balance at beginning of year	481,129	$85.58
Units granted	184,936	93.38
Units vested	(212,430)	82.77
Units forfeited	(42,146)	88.58
Balance at end of year	411,489	90.23

RSUs are valued at the quoted market price on the grant date. The majority of RSUs vest over a period of 3 years. The Company issues shares of common stock from treasury upon the vesting of RSUs and any earned dividend equivalents. Conversion of 54,503 RSUs and PSUs to common shares in 2020 were deferred as part of the 2005 Deferred Compensation Plan for Executives (the "2005 Plan"). As of December 31, 2020, 87,951 RSUs and PSUs, including related dividend equivalents, have been deferred under the 2005 Plan. These units are reflected within dilutive shares in the calculation of earnings per share. In 2020, 141,751 RSUs were issued under the Employee Plan and the 2015 Director Plan. The remaining weighted average vesting period of all non-vested RSUs is 1.5 years as of December 31, 2020.

PSUs are valued at the quoted market price on the grant date. PSUs vest over a period of 3 years and are based on the Company’s performance relative to pre-established performance goals. The Company issues common stock from treasury upon the vesting of PSUs and any earned dividend equivalents. In 2020, the Company issued 43,185 PSU’s and has 90,980 PSUs outstanding under the Employee Plan at a weighted average fair value of $89.58 per share. The remaining weighted average vesting period of all non-vested PSUs is 1.1 years as of December 31, 2020.

Stock-Based Compensation Expense

Expense is recognized for all awards of stock-based compensation by allocating the aggregate grant date fair value over the vesting period. No expense is recognized for any stock options, restricted or deferred shares, RSUs or PSUs ultimately forfeited because recipients fail to meet vesting requirements. Total stock-based compensation expense recognized in the Consolidated Statements of Income for 2020, 2019 and 2018 was $15,388, $16,624 and $18,554, respectively. The related tax benefit for 2020, 2019 and 2018 was $3,874, $4,151 and $4,632, respectively. As of December 31, 2020, total unrecognized stock-based compensation expense related to non-vested stock options, RSUs and PSUs was $19,755, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Lincoln Stock Purchase Plan

The 1995 Lincoln Stock Purchase Plan provides employees the ability to purchase open market shares on a commission-free basis up to a limit of ten thousand dollars annually. Under this plan, 800,000 shares have been authorized to be purchased. Shares purchased were 13,667 in 2020, 13,300 in 2019 and 8,324 in 2018.

NOTE 11 – COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 55 million of the Company’s common shares. On February 12, 2020, the Company’s Board of Director’s approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to an additional 10 million shares of its outstanding common shares under this program. From time to time at management's discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the year ended December 31, 2020, the Company purchased a total of 1.4 million shares at an average cost per share of $80.22. As of December 31, 2020, there remained 11.5 million shares remained available for repurchase under the stock repurchase program. The treasury shares have not been retired.

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

Obligations and Funded Status

	December 31,
	2020		2019
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Change in benefit obligations
Benefit obligations at beginning of year	$492,511	$176,858	$438,945	$168,811
Service cost	156	3,140	140	2,908
Interest cost	14,670	2,755	18,610	3,739
Plan participants' contributions	—	142	—	153
Acquisitions & other adjustments	—	11	—	(1,864)
Actuarial (gain) loss (1)	100,346	7,161	58,842	10,653
Benefits paid	(10,105)	(7,064)	(24,026)	(8,961)
Settlements/curtailments (2)	(39,632)	(2,701)	—	(1,256)
Currency translation	—	9,839	—	2,675
Benefit obligations at end of year	557,946	190,141	492,511	176,858

Change in plan assets
Fair value of plan assets at beginning of year	589,551	105,673	512,078	100,187
Actual return on plan assets	72,596	8,403	100,744	9,743
Employer contributions	—	2,818	—	2,210
Plan participants' contributions	—	142	—	153
Acquisitions & other adjustments	—	—	—	(2,651)
Benefits paid	(8,875)	(4,403)	(23,271)	(6,120)
Settlements (2)	(35,248)	(633)	—	(920)
Currency translation	—	5,058	—	3,071
Fair value of plan assets at end of year	618,024	117,058	589,551	105,673

Funded status at end of year	60,078	(73,083)	97,040	(71,185)
Unrecognized actuarial net loss	108,873	28,637	67,050	28,543
Unrecognized prior service cost	—	389	—	457
Unrecognized transition assets, net	—	27	—	30
Net amount recognized	$168,951	$(44,030)	$164,090	$(42,155)

(1)	Actuarial losses in 2020 were primarily the result of a decrease in the Company’s U.S. pension plan discount rate from 3.4% in 2019 to 2.2% in 2020.
(2)	Settlements in 2020 resulting from lump sum pension payments.

The after-tax amounts of unrecognized actuarial net loss, prior service costs and transition assets included in Accumulated other comprehensive loss at December 31, 2020 were $101,478, $273 and $19, respectively. The actuarial loss represents changes in the estimated obligation not yet recognized in the Consolidated Income Statement.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. During the year ended December 31, 2020 the asset allocation for RAP plan assets were adjusted in anticipation of the plan termination. Upon settlement of the pension obligations in the second half of 2021, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in AOCI to the Company's Consolidated Statements of Income as settlement charges. As of December 31, 2020, the Company had unrecognized losses related to the plan of $106,377. The Company anticipates the termination process will be substantially complete by the end of 2021.

Amounts Recognized in Consolidated Balance Sheets

	December 31,
	2020		2019
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	Pension plans	plans	pension plans
Prepaid pensions (1)	$71,402	$—	$111,879	$—
Accrued pension liability, current (2)	(726)	(3,050)	(739)	(2,847)
Accrued pension liability, long-term (3)	(10,598)	(70,033)	(14,100)	(68,338)
Accumulated other comprehensive loss, excluding tax effects	108,873	29,053	67,050	29,030
Net amount recognized in the balance sheets	$168,951	$(44,030)	$164,090	$(42,155)

(1)	Included in Other assets.
(2)	Included in Other current liabilities.
(3)	Included in Other liabilities.

Components of Pension Cost for Defined Benefit Plans

	Year Ended December 31,
	2020		2019		2018
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$156	$3,140	$140	$2,908	$139	$3,252
Interest cost	14,670	2,755	18,610	3,739	18,084	3,703
Expected return on plan assets	(23,377)	(4,217)	(24,980)	(4,430)	(27,052)	(5,057)
Amortization of prior service cost	—	57	—	58	—	1
Amortization of net loss	1,346	1,986	1,654	2,296	1,498	2,211
Settlement charges (1)	8,118	237	—	266	6,686	(397)
Defined benefit plans	$913	$3,958	$(4,576)	$4,837	$(645)	$3,713

(1)	Pension settlement charges resulting from lump sum pension payments.

The components of Pension cost for defined benefit plans, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2020		2019
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Projected benefit obligation	$11,278	$144,576	$14,794	$169,455
Accumulated benefit obligation	10,887	140,169	14,521	164,203
Fair value of plan assets	—	71,285	—	98,434

The total accumulated benefit obligation for all plans was $742,284 as of December 31, 2020 and $663,163 as of December 31, 2019.

Benefit Payments for Plans

Benefits expected to be paid for the plans are as follows:

	U.S. pension	Non-U.S.
	Plans	pension plans
Estimated Payments
2021	$559,078	$8,968
2022	733	8,213
2023	2,413	7,846
2024	788	8,988
2025	1,054	9,167
2026 through 2030	5,321	40,379

Assumptions

Weighted average assumptions used to measure the benefit obligation for the Company’s significant defined benefit plans as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020		2019
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Discount Rate	2.2%	1.3%	3.4%	1.7%
Rate of increase in compensation	2.5%	2.7%	2.5%	2.6%

Weighted average assumptions used to measure the net periodic benefit cost for the Company’s significant defined benefit plans for each of the three years ended December 31 were as follows:

	December 31,
	2020		2019		2018
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans
Discount rate	3.4%	1.7%	4.4%	2.3%	3.7%	2.0%
Rate of increase in compensation	2.5%	2.6%	2.5%	2.8%	2.5%	2.7%
Expected return on plan assets	4.0%	4.1%	5.0%	4.5%	5.0%	4.6%

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

Pension Plans’ Assets

The primary objective of the pension plans’ investment policy is to ensure sufficient assets are available to provide benefit obligations when such obligations mature. Investment management practices must comply with ERISA or any other applicable regulations and rulings. The overall investment strategy for the defined benefit pension plans’ assets is to achieve a rate of return over a normal business cycle relative to an acceptable level of risk that is consistent with the long-term objectives of the portfolio. Excluding the RAP plan assets, the target allocation for plan assets is 10% to 20% equity securities and 80% to 90% debt securities.

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2020:

	Pension Plans' Assets at Fair Value as of December 31, 2020
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$9,162	$—	$—	$9,162
Fixed income securities (1)
U.S. government bonds	24,257	—	—	24,257
Corporate debt and other obligations	—	213,227	—	213,227
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)				460,474
Private equity funds (4)				27,962
Total investments at fair value	$33,419	$213,227	$—	$735,082

The following table sets forth, by level within the fair value hierarchy, the pension plans’ assets as of December 31, 2019:

	Pension Plans' Assets at Fair Value as of December 31, 2019
	Quoted Prices
	in Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents	$11,263	$—	$—	$11,263
Fixed income securities (1)
U.S. government bonds	46,048	—	—	46,048
Corporate debt and other obligations	—	482,203	—	482,203
Investments measured at NAV (2)
Common trusts and 103-12 investments (3)				124,389
Private equity funds (4)				31,321
Total investments at fair value	$57,311	$482,203	$—	$695,224

(1)	Fixed income securities are primarily comprised of governmental and corporate bonds directly held by the plans. Governmental and corporate bonds are valued using both market observable inputs for similar assets that are traded on an active market and the closing price on the active market on which the individual securities are traded.
(2)	Certain assets that are measured at fair value using the net asset value ("NAV") practical expedient have not been classified in the fair value hierarchy.
(3)	Common trusts and 103-12 investments (collectively "Trusts") are comprised of a number of investment funds that invest in a diverse portfolio of assets including equity securities, corporate and governmental bonds, equity and credit indexes and money markets. Trusts are valued at the NAV as determined by their custodian. NAV represents the accumulation of the unadjusted quoted close prices on the reporting date for the underlying investments divided by the total shares outstanding at the reporting dates.
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

Supplemental Executive Retirement Plan

The Company maintained a domestic unfunded Supplemental Executive Retirement Plan ("SERP") under which non-qualified supplemental pension benefits are paid to certain employees in addition to amounts received under the Company’s qualified retirement plan which is subject to IRS limitations on covered compensation. The annual cost of this program has been included in the determination of total net pension costs shown above and was $1,225, $576 and $1,268 in 2020, 2019 and 2018, respectively. The projected benefit obligation associated with this plan is also included in the pension disclosure shown above and was $8,194, $12,202 and $12,183 at December 31, 2020, 2019 and 2018, respectively.

Defined Contribution Plans

Substantially all U.S. employees are covered under defined contribution plans. In October 2016, the Company announced a plan redesign of the Savings Plan that was effective January 1, 2017. The Savings Plan provides that eligible employees receive up to 6% of employees’ annual compensation through Company matching contributions of 100% of the first 3% of employee compensation contributed to the plan, and automatic Company contributions equal to 3% of annual compensation. In addition, certain employees affected by the RAP freeze in 2016 are also eligible to receive employer contributions equal to 6% of annual compensation for a minimum period of five years or to the end of the year in which they complete thirty years of service.

Effective January 1, 2017, the Company created The Lincoln Electric Company Restoration Plan (“Restoration Plan”). The Restoration Plan is a domestic unfunded plan maintained for the purpose of providing certain employees the ability to fully participate in standard employee retirement offerings, which are limited by IRS regulations on covered compensation.

The annual costs recognized for defined contribution plans were $22,593, $24,835 and $26,477 in 2020, 2019 and 2018, respectively.

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

NOTE 13 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Year Ended December 31,
	2020	2019	2018
Equity earnings in affiliates	$408	$3,163	$5,481
Other components of net periodic pension (cost) income (1)	(1,575)	2,787	502
Other income (expense) (2)	5,109	15,048	4,703
Total Other income (expense)	$3,942	$20,998	$10,686

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments. Refer to Note 12 to the consolidated financial statements for details.

(2)	Includes a gain on change in control related to the acquisition of Askaynak in the year ended December 31, 2019. Refer to Note 4 to the consolidated financial statements for details.

NOTE 14 – INCOME TAXES

The components of income before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$179,650	$237,296	$255,088
Non-U.S.	84,390	131,197	113,572
Total	$264,040	$368,493	$368,660

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$30,091	$25,063	$45,521
Non-U.S.	18,020	26,540	28,894
State and local	8,770	9,064	10,515
	56,881	60,667	84,930
Deferred:
Federal	(1,898)	6,971	(691)
Non-U.S.	3,196	6,513	(3,121)
State and local	(283)	1,259	549
	1,015	14,743	(3,263)
Total	$57,896	$75,410	$81,667

The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three years ended December 31, 2020 were as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory rate applied to pre-tax income	$55,448	$77,384	$77,419
State and local income taxes, net of federal tax benefit	6,149	8,830	8,844
Net impact of the U.S. Tax Act	—	—	4,823
Foreign withholding taxes	—	—	(4,424)
Resolution and settlements to uncertain tax positions	(4,146)	(9,432)	(457)
Foreign Derived Intangible Income Deduction	(1,267)	(4,315)	(2,647)
Foreign rate variance	85	7,023	(4,560)
Valuation allowances	4,753	3,198	5,596
Research and development credit	(4,400)	(4,786)	(3,859)
Other	1,274	(2,492)	932
Total	$57,896	$75,410	$81,667
Effective tax rate	21.9%	20.5%	22.2%

The 2020 effective tax rate was higher than 2019 primarily due to the impact of lower income tax benefits for the settlement of tax items.

Total income tax payments, net of refunds, were $59,360 in 2020, $42,880 in 2019 and $85,805 in 2018.

Deferred Taxes

Significant components of deferred tax assets and liabilities at December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Tax loss and credit carry-forwards	$56,076	$64,712
Inventory	2,525	3,442
Other accruals	14,084	13,048
Employee benefits	27,673	24,532
Pension obligations	13,021	11,561
Other	4,306	3,401
Deferred tax assets, gross	117,685	120,696
Valuation allowance	(65,413)	(71,546)
Deferred tax assets, net	52,272	49,150
Deferred tax liabilities:
Property, plant and equipment	36,795	39,583
Intangible assets	13,595	16,695
Inventory	5,586	6,427
Pension obligations	16,070	25,171
Other	10,009	11,285
Deferred tax liabilities	82,055	99,161
Total deferred taxes	$(29,783)	$(50,011)

At December 31, 2020, certain subsidiaries had net operating loss carry-forwards of approximately $42,824 that expire in various years from 2021 through 2034, plus $174,993 for which there is no expiration date.

In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2020, a valuation allowance of $65,413 was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company determined it will repatriate earnings for certain non-U.S. subsidiaries, which are subject to foreign withholding taxes. The Company has estimated the associated tax to be $1,786. The Company considers remaining earnings and outside basis in all other non-U.S. subsidiaries to be indefinitely reinvested and has not recorded any deferred taxes as such estimate is not practicable.

Unrecognized Tax Benefits

Liabilities for unrecognized tax benefits related to uncertain tax positions are classified as Other liabilities unless expected to be paid in one year. Additionally, to the extent a position would not result in a cash tax liability, those amounts are generally recorded to Deferred income taxes to offset tax attributes. The Company recognizes interest and penalties related to unrecognized tax benefits in Income taxes. Current income tax expense included benefits of $244 for the year ended December 31, 2020 and benefits of $1,957 for the year ended December 31, 2019 for interest and penalties. For those same years, the Company’s accrual for interest and penalties related to unrecognized tax benefits totaled $4,120 and $4,512, respectively.

The following table summarizes the activity related to unrecognized tax benefits:

	2020	2019
Balance at beginning of year	$20,585	$28,804
Increase related to current year tax provisions	1,661	1,204
Increase/(decrease) related to prior years' tax positions	683	(101)
Decrease related to settlements with taxing authorities	(1,476)	(3,567)
Resolution of and other decreases in prior years' tax liabilities	(4,537)	(5,692)
Other	680	(63)
Balance at end of year	$17,596	$20,585

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14,202 at December 31, 2020 and $17,552 at December 31, 2019.

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

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including management’s judgment in the interpretation of applicable tax law, regulation or tax ruling, the progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a further reduction of $1,765 in prior years’ unrecognized tax benefits in 2021.

NOTE 15 – DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial for each of the three years in the period ended December 31, 2020.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at December 31, 2020. The Company does not expect any counterparties to fail to meet their obligations.

Cash flow hedges

Certain foreign currency forward contracts are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $69,051 at December 31, 2020 and $59,982 at December 31, 2019.

During March and April 2020, in anticipation of future debt issuance associated with the Notes referenced in Note 12, the Company entered into interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The forward starting swap agreements were qualified and designated as a cash flow hedge. The changes in fair value are recorded as part of AOCI, and upon completion of debt issuance and termination of the swaps, are amortized to interest expense over the life of the underlying debt. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at December 31, 2020 and have a termination date of August 2025.

Fair value hedges

Certain interest rate swap agreements are qualified and designated as fair value hedges. At December 31, 2019, the Company had interest rate swap agreements outstanding that effectively convert notional amounts of $50,000 of debt from a fixed interest rate to a variable interest rate based on three-month LIBOR plus a spread of between 0.5% and 0.6%. The variable rates reset every three months, at which time payment or receipt of interest will be settled. The Company terminated the interest rate swaps in the year ended December 31, 2020, which resulted in a gain of $6,629 that is amortized to interest expense over the remaining life of the underlying debt.

Net investment hedges

The Company has cross currency swaps that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of December 31, 2020.

Derivatives not designated as hedging instruments

The Company has certain foreign exchange forward contracts which are not designated as hedges. These derivatives are held as hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $391,112 at December 31, 2020 and $363,820 at December 31, 2019.

Fair values of derivative instruments in the Company’s Consolidated Balance Sheets follow:

	December 31, 2020				December 31, 2019
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$2,451	$1,124	$—	$—	$1,288	$522	$—	$—
Interest rate swap agreements	—	—	—	—	—	—	2,964	—
Forward starting swap agreements	—	—	4,876	—	—	—	—	—
Cross currency swap agreements	—	—	—	4,308	—	—	—	653
Not designated as hedging instruments:
Foreign exchange contracts	1,398	3,485	—	—	2,397	973	—	—
Total derivatives	$3,849	$4,609	$4,876	$4,308	$3,685	$1,495	$2,964	$653

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Year Ended December 31,
Derivatives by hedge designation	Classification of gain (loss)	2020	2019
Foreign exchange contracts	Selling, general & administrative expenses	$3,160	$13,154

The effects of designated cash flow hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	December 31, 2020	December 31, 2019
Foreign exchange contracts	$660	$620
Forward starting swap agreements	3,649	—
Net investment contracts	(1,822)	1,006

The Company expects a gain of $660 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Year Ended December 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2020	2019
Foreign exchange contracts	Sales	$(2,015)	$975
	Cost of goods sold	(158)	454

NOTE 16 – FAIR VALUE

The following table provides a summary of fair value assets and liabilities as of December 31, 2020 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2020	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,849	$—	$3,849	$—
Forward starting swap agreements	4,876	—	4,876	—
Total assets	$8,725	$—	$8,725	$—
Liabilities:
Foreign exchange contracts	4,609	—	4,609	—
Cross currency swap agreements	4,308	—	4,308	—
Deferred compensation	41,539	—	41,539	—
Total liabilities	$50,456	$—	$50,456	$—

The following table provides a summary of fair value assets and liabilities as of December 31, 2019 measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2019	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,685	$—	$3,685	$—
Interest rate swap agreements	2,964	—	2,964	—
Total assets	$6,649	$—	$6,649	$—
Liabilities:
Foreign exchange contracts	$1,495	$—	$1,495	$—
Cross currency swap agreements	653	—	653	—
Deferred compensation	29,170	—	29,170	—
Total liabilities	$31,318	$—	$31,318	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, interest rate swap agreements, forward starting swap agreements and cross currency swaps using Level 2 inputs based on observable spot and forward rates in active markets. During the year ended December 31, 2020, there were no transfers between Levels 1, 2 or 3.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The Company has various financial instruments, including cash and cash equivalents, short and long-term debt and forward contracts. While these financial instruments are subject to concentrations of credit risk, the Company has minimized this risk by entering into arrangements with a number of major banks and financial institutions and investing in several high-quality instruments. The Company does not expect any counterparties to fail to meet their obligations. The fair value of Cash and cash equivalents, Accounts receivable, Amounts due banks and Trade accounts payable approximated book value due to the short-term nature of these instruments at both December 31, 2020 and December 31, 2019. Refer to Note 9 to the consolidated financial statements for the fair value estimate of debt.

NOTE 17 – INVENTORY

Inventories in the Consolidated Balance Sheet is comprised of the following components:

	December 31, 2020	December 31, 2019
Raw materials	$111,888	$116,716
Work-in-process	60,341	63,744
Finished goods	209,029	213,288
Total	$381,258	$393,748

The valuation of LIFO inventories is made at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Actual year-end inventory levels and costs may differ from interim LIFO inventory valuations. At December 31, 2020 and 2019, approximately 35% and 36% of total inventories, respectively, were valued using the LIFO method. The excess of current cost over LIFO cost was $75,581 at December 31, 2020 and $75,292 at December 31, 2019.

NOTE 18 – LEASES

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective transition option. The adoption of Topic 842 resulted in the recording of right-of-use assets and lease liabilities for the Company’s operating leases. The table below summarizes the right-of-use assets and lease liabilities in the Company’s Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	December 31, 2020	December 31, 2019
Right-of-use assets	Other assets	$43,570	$51,533

Current liabilities	Other current liabilities	$11,502	$13,572
Noncurrent liabilities	Other liabilities	33,988	39,076
Total lease liabilities		$45,490	$52,648

Topic 842 did not materially impact the Company’s consolidated net earnings, cash flows or debt covenants.

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $23,499, $25,389 and $25,720 in the years ended December 31, 2020, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019 was $15,488 and $17,800, respectively, are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the years ended December 31, 2020 and 2019 were $4,387 and $19,216, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

December 31, 2020
2021	$12,702
2022	9,648
2023	7,661
2024	6,133
2025	3,336
After 2026	11,941
Total lease payments	$51,421
Less: Imputed interest	(5,931)
Operating lease liabilities	$45,490

As of December 31, 2020 and 2019, the weighted average remaining lease term was 7.3 years and 6.3 years, respectively. As of December 31, 2020 and 2019, the weighted average discount rate used to determine the operating lease liability was 3.5% and 3.6%, respectively.

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

NOTE 20 – PRODUCT WARRANTY COSTS

The changes in product warranty accruals were as follows:

	December 31,
	2020	2019	2018
Balance at beginning of year	$20,650	$19,778	$22,029
Accruals for warranties	17,194	17,094	8,897
Settlements	(16,175)	(16,211)	(11,403)
Foreign currency translation and other adjustments	91	(11)	255
Balance at end of year	$21,760	$20,650	$19,778

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

LINCOLN ELECTRIC HOLDINGS, INC.

(In thousands)

		Additions
	Balance at	Charged to	Charged
	Beginning	Costs and	(Credited) to		Balance at End
Description	Of period	Expenses	Other Accounts (1)	Deductions (2)	of Period
Allowance for doubtful accounts:
Year Ended December 31, 2020	$16,002	$1,391	$(1,239)	$1,375	$14,779
Year Ended December 31, 2019	12,827	1,227	3,792	1,844	16,002
Year Ended December 31, 2018	15,943	1,743	(1,037)	3,822	12,827

Deferred tax asset valuation allowance:
Year Ended December 31, 2020	$71,546	$9,606	$(6,741)	$8,998	$65,413
Year Ended December 31, 2019	69,400	3,691	(481)	1,064	71,546
Year Ended December 31, 2018	68,694	1,891	2,437	3,622	69,400

(1)	Currency translation adjustment, reductions from restructuring and other adjustments.
(2)	For the Allowance for doubtful accounts, deductions relate to uncollectible accounts written-off, net of recoveries. For the Deferred tax asset valuation allowance, deductions relate to the reversal of valuation allowances due to the realization of net operating loss carryforwards.

QuickLinks