Form 10-Q
period 2021-03-31
LINCOLN ELECTRIC HOLDINGS INC
filed 2021-04-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   No ☐

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No 

The number of shares outstanding of the registrant’s common shares as of March 31, 2021 was 59,537,683.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		20
Item 3. Quantitative and Qualitative Disclosures About Market Risk		29
Item 4. Controls and Procedures		29

PART II. OTHER INFORMATION		30
Item 1. Legal Proceedings		30
Item 1A. Risk Factors		30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30
Item 4. Mine Safety Disclosures		30
Item 5. Other Information		31
Item 6. Exhibits		33
Signatures		34
EX-10.1	Form of Stock Option Agreement for Executive Officers (filed herewith).
EX-10.2	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
EX-10.3	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
EX-10.4

Second Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed herewith).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales (Note 2)	$757,021	$701,991
Cost of goods sold	503,254	464,669
Gross profit	253,767	237,322
Selling, general & administrative expenses	145,676	149,727
Rationalization and asset impairment charges (Note 6)	4,163	6,521
Operating income	103,928	81,074
Interest expense, net	5,359	5,458
Other income (expense) (Note 14)	(1,416)	309
Income before income taxes	97,153	75,925
Income taxes (Note 15)	23,020	20,370
Net income including non-controlling interests	74,133	55,555
Non-controlling interests in subsidiaries’ income (loss)	(44)	(7)
Net income	$74,177	$55,562

Basic earnings per share (Note 3)	$1.24	$0.92
Diluted earnings per share (Note 3)	$1.23	$0.91
Cash dividends declared per share	$0.51	$0.49

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income including non-controlling interests	$74,133	$55,555
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $2,309 and $(716) in the three months ended March 31, 2021 and 2020	7,290	(2,369)
Defined benefit pension plan activity, net of tax of $815 and $164 in the three months ended March 31, 2021 and 2020	5,060	609
Currency translation adjustment	(22,743)	(70,608)
Other comprehensive income (loss):	(10,393)	(72,368)
Comprehensive income	63,740	(16,813)
Comprehensive income (loss) attributable to non-controlling interests	(203)	(48)
Comprehensive income (loss) attributable to shareholders	$63,943	$(16,765)

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2021	December 31, 2020
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$242,126	$257,279
Accounts receivable (less allowance for doubtful accounts of $14,029 in 2021; $14,779 in 2020)	431,350	373,487
Inventories (Note 9)	415,901	381,258
Other current assets	106,910	100,319
Total Current Assets	1,196,287	1,112,343
Property, plant and equipment (less accumulated depreciation of $875,114 in 2021; $884,647 in 2020)	500,449	522,092
Goodwill	334,194	335,593
Other assets	330,819	344,425
TOTAL ASSETS	$2,361,749	$2,314,453
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$3,607	$2,734
Trade accounts payable	294,062	256,530
Accrued employee compensation and benefits	92,769	98,437
Other current liabilities	224,023	191,748
Total Current Liabilities	614,461	549,449
Long-term debt, less current portion (Note 12)	715,328	715,456
Other liabilities	228,552	259,298
Total Liabilities	1,558,341	1,524,203
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	418,529	409,958
Retained earnings	2,864,223	2,821,359
Accumulated other comprehensive loss	(312,424)	(302,190)
Treasury Shares	(2,176,671)	(2,149,714)
Total Shareholders' Equity	803,515	789,271
Non-controlling interests	(107)	979
Total Equity	803,408	790,250
TOTAL LIABILITIES AND TOTAL EQUITY	$2,361,749	$2,314,453

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2020	59,641	$9,858	$409,958	$2,821,359	$(302,190)	$(2,149,714)	$979	$790,250
Net income				74,177			(44)	74,133
Unrecognized amounts from defined benefit pension plans, net of tax					5,060			5,060
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					7,290			7,290
Currency translation adjustment					(22,584)		(159)	(22,743)
Cash dividends declared - $0.51 per share				(30,572)				(30,572)
Stock-based compensation activity	134		7,680			1,502		9,182
Purchase of shares for treasury	(237)					(28,459)		(28,459)
Other			891	(741)			(883)	(733)
Balance at March 31, 2021	59,538	$9,858	$418,529	$2,864,223	$(312,424)	$(2,176,671)	$(107)	$803,408

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2019	60,592	$9,858	$389,446	$2,736,481	$(275,850)	$(2,041,763)	$905	$819,077
Net income				55,562			(7)	55,555
Unrecognized amounts from defined benefit pension plans, net of tax					609			609
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(2,369)			(2,369)
Currency translation adjustment					(70,567)		(41)	(70,608)
Cash dividends declared – $0.49 per share				(29,280)				(29,280)
Stock-based compensation activity	152		2,826			1,912		4,738
Purchase of shares for treasury	(1,357)					(109,762)		(109,762)
Other			(5,176)	5,176				—
Balance at March 31, 2020	59,387	$9,858	$387,096	$2,767,939	$(348,177)	$(2,149,613)	$857	$667,960

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,177	$55,562
Non-controlling interests in subsidiaries' income (loss)	(44)	(7)
Net income including non-controlling interests	74,133	55,555
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net charges (Note 6)	60	(236)
Depreciation and amortization	19,118	21,028
Equity earnings in affiliates, net	(177)	(162)
Deferred income taxes	(16,115)	(3,685)
Stock-based compensation	6,402	3,691
Other, net	9,016	(4,188)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(65,795)	(25,698)
Increase in inventories	(42,568)	(17,401)
Increase in other current assets	(8,095)	(1,789)
Increase (decrease) in trade accounts payable	42,325	(16,676)
Increase in other current liabilities	30,266	13,482
Net change in other assets and liabilities	(3,308)	(1,949)
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,262	21,972
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,936)	(11,828)
Proceeds from sale of property, plant and equipment	584	6,100
Other investing activities	6,500	—
NET CASH USED BY INVESTING ACTIVITIES	(2,852)	(5,728)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	1,307	97,777
Proceeds from exercise of stock options	2,780	1,047
Purchase of shares for treasury (Note 8)	(28,459)	(109,762)
Cash dividends paid to shareholders	(30,999)	(30,675)
NET CASH USED BY FINANCING ACTIVITIES	(55,371)	(41,613)
Effect of exchange rate changes on Cash and cash equivalents	(2,192)	(10,819)
DECREASE IN CASH AND CASH EQUIVALENTS	(15,153)	(36,188)

Cash and cash equivalents at beginning of period	257,279	199,563
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242,126	$163,375

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The accompanying Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The current coronavirus disease (“COVID-19”) pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020. Although the Company's estimates contemplate current conditions, the inputs into certain significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future. It is reasonably possible that actual results experienced may differ materially from the Company's estimates in future periods, which could affect our results of operations and financial condition. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements:

This section provides a description of new accounting pronouncements ("Accounting Standard Update" or "ASU") issued by the Financial Accounting Standards Board ("FASB") that are applicable to the Company.

The following ASU was adopted as of January 1, 2021:

Standard	Description
ASU No. 2019-12, Income Taxes (Topic 740), issued December 2019.

ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption did not have a material impact on the Company’s consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended March 31,
	2021	2020
Consumables	$434,179	$405,840
Equipment	322,842	296,151
Net sales	$757,021	$701,991

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

Within the Equipment product line, there are certain customer contracts related to automation products that may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price based on the prices charged to customers or using expected cost plus margin. Less than 10% of the Company’s Net sales are recognized over time.

At March 31, 2021, the Company recorded $19,292 related to advance customer payments and $22,744 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2020, the balances related to advance customer payments and billings in excess of revenue recognized were $14,920 and $21,396, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At March 31, 2021 and December 31, 2020, the Company recorded $25,709 and $22,113, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$74,177	$55,562
Denominator (shares in 000's):
Basic weighted average shares outstanding	59,642	60,184
Effect of dilutive securities - Stock options and awards	657	615
Diluted weighted average shares outstanding	60,299	60,799
Basic earnings per share	$1.24	$0.92
Diluted earnings per share	$1.23	$0.91

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

For the three months ended March 31, 2021 and 2020, common shares subject to equity-based awards of 89,592 and 655,764, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

During April 2021, the Company acquired Zeman Bauelemente Produktionsgesellschaft m.b.H.(“Zeman Bauelemente"), a division of the Zeman Group. Zeman Bauelemente, based in Vienna, Austria, is a leading designer and manufacturer of robotic assembly and arc welding systems that automate the tacking and welding of steel beams.

NOTE 5 — SEGMENT INFORMATION

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

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended March 31, 2021
Net sales	$425,242	$223,079	$108,700	$—	$757,021
Inter-segment sales	32,748	4,285	2,147	(39,180)	—
Total	$457,990	$227,364	$110,847	$(39,180)	$757,021
Adjusted EBIT	$76,617	$18,816	$18,697	$(1,456)	$112,674
Special items charge (gain) (1)	4,440	4,609	—	1,113	10,162
EBIT	$72,177	$14,207	$18,697	$(2,569)	$102,512
Interest income					454
Interest expense					(5,813)
Income before income taxes					$97,153

Three Months Ended March 31, 2020
Net sales	$418,535	$197,923	$85,533	$—	$701,991
Inter-segment sales	24,783	4,483	1,725	(30,991)	—
Total	$443,318	$202,406	$87,258	$(30,991)	$701,991
Adjusted EBIT	$70,702	$6,615	$12,492	$(1,099)	$88,710
Special items charge (gain) (2)	1,190	6,137	—	—	7,327
EBIT	$69,512	$478	$12,492	$(1,099)	$81,383
Interest income					860
Interest expense					(6,318)
Income before income taxes					$75,925

(1)	In the three months ended March 31, 2021, special items reflect Rationalization and asset impairment charges of $4,163 in International Welding, pension settlement charges of $4,440 and $446 in Americas Welding and

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

International Welding, respectively, and acquisition transaction costs of $1,113 in Corporate/Eliminations related to an acquisition.
(2)	In the three months ended March 31, 2020, special items reflect Rationalization and asset impairment charges of $1,190 and $5,331 in Americas Welding and International Welding, respectively, and amortization of step up in value of acquired inventories of $806 in International Welding related to an acquisition.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded Rationalization and asset impairment net charges of $4,163 and $6,521 in the three months ended March 31, 2021 and 2020, respectively. The charges are primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.

During 2020 and 2021, the Company initiated rationalization plans within Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At March 31, 2021, liabilities of $13,155 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the three months ended March 31, 2021:

		International
	Americas Welding	Welding	Consolidated
Balance at December 31, 2020	$25	$13,597	$13,622
Payments and other adjustments	(25)	(4,545)	(4,570)
Charged to expense	—	4,103	4,103
Balance at March 31, 2021	$—	$13,155	$13,155

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended March 31, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	7,066		602		(22,584)	[3]	(14,916)
Amounts reclassified from AOCI	224	[1]	4,458	[2]	—		4,682
Net current-period other comprehensive income (loss)	7,290		5,060		(22,584)		(10,234)
Balance at March 31, 2021	$9,777		$(96,710)		$(225,491)		$(312,424)

	Three Months Ended March 31, 2020
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(2,312)		—		(70,567)	[3]	(72,879)
Amounts reclassified from AOCI	(57)	[1]	609	[2]	—		552
Net current-period other comprehensive income (loss)	(2,369)		609		(70,567)		(72,327)
Balance at March 31, 2020	$(743)		$(69,937)		$(277,497)		$(348,177)

(1)	During the three months ended March 31, 2021, the AOCI reclassification is a component of Net sales of $102 (net of tax of $42) and Cost of goods sold of $326 (net of tax of $133); during the three months ended March 31, 2020, the reclassification is a component of Net sales of $(41) (net of tax of $(21)) and Cost of goods sold of $(98) (net of tax of $(24)). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,456 and $164 during the three months ended March 31, 2021 and 2020, respectively). See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $(159) and $(41) attributable to Non-controlling interests in the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 55 million shares of the Company’s common shares. On February 12, 2020, the Company’s Board of Director’s approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to an additional 10 million shares of its outstanding common shares under this program. From time to time at management’s discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended March 31, 2021, the Company purchased a total of 0.2 million shares at an average cost per share of $120.55. As of March 31, 2021, 11.2 million common shares remained available for repurchase under these programs. The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	March 31, 2021	December 31, 2020
Raw materials	$115,278	$111,888
Work-in-process	67,097	60,341
Finished goods	233,526	209,029
Total	$415,901	$381,258

At March 31, 2021 and December 31, 2020, approximately 36% and 35%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $79,435 and $75,581 at March 31, 2021 and December 31, 2020, respectively.

NOTE 10 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	March 31, 2021	December 31, 2020
Right-of-use assets	Other assets	$39,936	$43,570

Current liabilities	Other current liabilities	$10,652	$11,502
Noncurrent liabilities	Other liabilities	31,175	33,988
Total lease liabilities		$41,827	$45,490

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $5,051 and $5,219 in the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities at March 31, 2021 and 2020, respectively, were $3,389 and $4,097 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities during the three months ended March 31, 2021 and 2020 were $0 and $2,035, respectively.

The total future minimum lease payments for noncancelable operating leases were as follows:

March 31, 2021
2021	$9,132
2022	9,559
2023	7,596
2024	6,038
2025	3,253
After 2025	11,713
Total lease payments	$47,291
Less: Imputed interest	5,464
Operating lease liabilities	$41,827

As of March 31, 2021, the weighted average remaining lease term is 7.2 years and the weighted average discount rate used to determine the operating lease liability is 3.5%.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 11 — PRODUCT WARRANTY COSTS

The changes in the carrying amount of product warranty accruals are as follows:

	Year Ended March 31,
	2021	2020
Balance at beginning of year	$21,760	$20,650
Accruals for warranties	3,136	4,117
Settlements	(3,253)	(3,591)
Foreign currency translation and other adjustments	(156)	(318)
Balance at March 31	$21,487	$20,858

NOTE 12 — DEBT

Revolving Credit Agreements

The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either LIBOR or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of March 31, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

On April 23, 2021, the Company amended and restated the Credit Agreement by entering into the Second Amended and Restated Credit Agreement (“Second Credit Agreement”). The Second Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.

The Company has other lines of credit totaling $81,234. As of March 31, 2021, the Company was in compliance with all of its covenants and had $3,497 outstanding at March 31, 2021.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 13.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Fair Value of Debt

At March 31, 2021 and December 31, 2020, the fair value of long-term debt, including the current portion, was approximately $739,945 and $793,591, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $715,438 and $715,567, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended March 31,
	2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans
Service cost	$49	$471	$39	$756
Interest cost	2,981	616	4,050	696
Expected return on plan assets	(4,509)	(972)	(5,711)	(1,007)
Amortization of prior service cost	—	12	—	15
Amortization of net loss	581	435	203	555
Settlement charges (1)	4,440	446	—	—
Defined benefit plans	3,542	1,008	(1,419)	1,015
Multi-employer plans	—	244	—	269
Defined contribution plans	5,162	845	5,626	702
Total pension cost	$8,704	$2,097	$4,207	$1,986

(1)	Pension settlement charges primarily resulting from lump sum pension payments in the three months ended March 31, 2021.

The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. Upon settlement of the pension obligations, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in AOCI, to the Company’s Consolidated Statements of Income as settlement gains or charges in the second half of 2021. The Company anticipates the termination process will be substantially complete by the end of 2021.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 14 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended March 31,
	2021	2020
Equity earnings in affiliates	$176	$162
Other components of net periodic pension (cost) income (1)	(4,030)	1,199
Other income (expense)	2,438	(1,052)
Total Other income (expense)	$(1,416)	$309

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments.

NOTE 15 — INCOME TAXES

The Company recognized $23,020 of tax expense on pretax income of $97,153, resulting in an effective income tax rate of 23.7% for the three months ended March 31, 2021. The effective income tax rate was 26.8% for the three months ended March 31, 2020.

The decrease in the effective tax rate for the three months ended March 31, 2021, as compared with the same period in 2020, was primarily due to income earned in lower tax rate jurisdictions in 2021, as well as higher tax expense associated with a valuation allowance recorded in 2020.

As of March 31, 2021, the Company had $17,768 of unrecognized tax benefits. If recognized, approximately $14,281 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $1,749 in previously unrecognized tax benefits by the end of the first quarter 2022.

NOTE 16 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the three months ended March 31, 2021 and 2020.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at March 31, 2021. The Company does not expect any counterparties to fail to meet their obligations.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $67,654 at March 31, 2021 and $69,051 at December 31, 2020.

During March and April 2020, in anticipation of future debt issuance associated with the Notes referenced in Note 12, the Company entered into interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The forward starting swap agreements were qualified and designated as a cash flow hedge. The changes in fair value are recorded as part of AOCI, and upon completion of debt issuance and termination of the swaps, are amortized to interest expense over the life of the underlying debt. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at March 31, 2021 and December 31, 2020 and have a termination date of August 2025.

Fair Value Hedges

From time to time the company will enter into certain interest rate swap agreements that are qualified and designated as fair value hedges. At March 31, 2021, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the three months ended March 31, 2020, which resulted in a gain of $6,629 that will be amortized to interest expense over the remaining life of the underlying debt.

Net Investment Hedges

The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of March 31, 2021 and December 31, 2020, respectively.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $585,340 and $391,112 at March 31, 2021 and December 31, 2020, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	March 31, 2021				December 31, 2020
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,337	$1,090	$—	$—	$2,451	$1,124	$—	$—
Forward starting swap agreements	—	—	13,510	—	—	—	4,876	—
Cross currency swap agreements	—	—	—	2,263	—	—	—	4,308
Not designated as hedging instruments:
Foreign exchange contracts	2,715	1,682	—	—	1,398	3,485	—	—
Total derivatives	$4,052	$2,772	$13,510	$2,263	$3,849	$4,609	$4,876	$4,308

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended March 31,
Derivatives by hedge designation	Classification of gain (loss)	2021	2020
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(1,286)	$(22,133)

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	March 31, 2021	December 31, 2020
Foreign exchange contracts	$(90)	$660
Forward starting swap agreements	10,109	3,649
Net investment contracts	(242)	(1,822)

The Company expects a loss of $90 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended March 31,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2021	2020
Foreign exchange contracts	Sales	$144	$(62)
	Cost of goods sold	(458)	122

NOTE 17 - FAIR VALUE

The following table provides a summary of assets and liabilities as of March 31, 2021, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	March 31, 2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$4,052	$—	$4,052	$—
Forward starting swap agreements	13,510	—	13,510	—
Total assets	$17,562	$—	$17,562	$—
Liabilities:
Foreign exchange contracts	$2,772	$—	$2,772	$—
Cross currency swap agreements	2,263	—	2,263	—
Deferred compensation	40,775	—	40,775	—
Total liabilities	$45,810	$—	$45,810	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2020, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2020	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,849	$—	$3,849	$—
Interest rate swap agreements	4,876	—	4,876	—
Total assets	$8,725	$—	$8,725	$—
Liabilities:
Foreign exchange contracts	$4,609	$—	$4,609	$—
Cross currency swap agreements	4,308	—	4,308	—
Deferred compensation	41,539	—	41,539	—
Total liabilities	$50,456	$—	$50,456	$—

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

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both March 31, 2021 and December 31, 2020.

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

General

The Company is the world’s largest designer and manufacturer of arc welding and cutting products, manufacturing a broad line of arc welding equipment, consumable welding products and other welding and cutting products. Welding products include arc welding power sources, computer numerical control and plasma cutters, wire feeding systems, robotic welding packages, integrated automation systems, fume extraction equipment, consumable electrodes, fluxes, welding accessories and specialty welding consumables and fabrication. The Company’s product offering also includes oxy-fuel cutting systems and regulators and torches used in oxy-fuel welding, cutting and brazing. In addition, the Company has a leading global position in the brazing and soldering alloys market.

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

The current coronavirus disease (“COVID-19”) pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020. Although the Company's estimates contemplate current conditions, the inputs into certain significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future. It is reasonably possible that actual results experienced may differ materially from the Company's estimates in future periods, which could affect our results of operations and financial condition. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended March 31,
					Favorable (Unfavorable)
	2021		2020		2021 vs. 2020
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$757,021		$701,991		$55,030	7.8%
Cost of goods sold	503,254		464,669		(38,585)	(8.3)%
Gross profit	253,767	33.5%	237,322	33.8%	16,445	6.9%
Selling, general & administrative expenses	145,676	19.2%	149,727	21.3%	4,051	2.7%
Rationalization and asset impairment charges	4,163	0.5%	6,521	0.9%	2,358	36.2%
Operating income	103,928	13.7%	81,074	11.5%	22,854	28.2%
Interest expense, net	5,359		5,458		99	1.8%
Other income (expense)	(1,416)		309		(1,725)	(558.3)%
Income before income taxes	97,153	12.8%	75,925	10.8%	21,228	28.0%
Income taxes	23,020		20,370		(2,650)	(13.0)%
Effective tax rate	23.7%		26.8%		3.1%
Net income including non-controlling interests	74,133		55,555		18,578	33.4%
Non-controlling interests in subsidiaries' loss	(44)		(7)		(37)	(528.6)%
Net income	$74,177	9.8%	$55,562	7.9%	$18,615	33.5%
Diluted earnings per share	$1.23		$0.91		$0.32	35.2%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume	Acquisitions	Price	Exchange	2021
Lincoln Electric Holdings, Inc.	$701,991	$19,101	$—	$26,128	$9,801	$757,021
% Change
Lincoln Electric Holdings, Inc.		2.7%	—	3.7%	1.4%	7.8%

Net sales increased in the three months ended March 31, 2021 as a result of higher organic sales driven by higher demand and increased product pricing as a result of higher input costs and the impact of favorable foreign exchange.

Gross Profit:

Gross profit for the three months ended March 31, 2021 increased 6.9% driven by higher Net sales volumes and related operating leverage. As a percent of sales, Gross profit decreased slightly compared to the prior year primarily due to higher last-in, first-out (“LIFO”) charges of $3,854 in the three months ended March 31, 2021, as compared with charges of $212 in 2020.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses decreased for the three months ended March 31, 2021 as compared to March 31, 2020 due to lower discretionary spending.

Rationalization and Asset Impairment Charges:

The Company recorded charges of $4,163, $3,831 after-tax, and $6,521, $4,545 after-tax, in the three months ended March 31, 2021 and 2020, respectively, primarily related to severance charges and gains or losses on the disposal of assets.

Income Taxes:

The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily due to income earned in lower tax rate jurisdictions in 2021, as well as higher tax expense associated with a valuation allowance recorded in 2020.

Net Income:

The increase in Net income for the three months ended March 31, 2021 as compared to March 31, 2020 was primarily due to higher sales volumes driven by increased demand and related operating leverage.

Segment Results

Three Months Ended March 31,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume (1)	Acquisitions	Price (2)	Exchange	2021
Operating Segments
Americas Welding	$418,535	$(3,790)	$—	$9,065	$1,432	$425,242
International Welding	197,923	11,250	—	4,620	9,286	223,079
The Harris Products Group	85,533	11,641	—	12,443	(917)	108,700

% Change
Americas Welding		(0.9)%	—	2.2%	0.3%	1.6%
International Welding		5.7%	—	2.3%	4.7%	12.7%
The Harris Products Group		13.6%	—	14.5%	(1.1)%	27.1%

(1)	Decrease for three months ended March 31, 2021 for Americas Welding due to softer demand associated with the current economic environment. International Welding volume increases were primarily due to higher demand and The Harris Products Group volume increases were primarily due to higher retail volumes.
(2)	Increase for Americas Welding and International Welding in the three months ended March 31, 2021 reflects increased product pricing as a result of higher input costs. Increase for The Harris Products Group in the three months ended March 31, 2021 was due to increases in commodity costs.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
Americas Welding:
Net sales	$425,242	$418,535	$6,707	1.6%
Inter-segment sales	32,748	24,783	7,965	32.1%
Total Sales	$457,990	$443,318	14,672	3.3%
Adjusted EBIT (4)	$76,617	$70,702	5,915	8.4%
As a percent of total sales (1)	16.7%	15.9%		0.8%
International Welding:
Net sales	$223,079	$197,923	25,156	12.7%
Inter-segment sales	4,285	4,483	(198)	(4.4)%
Total Sales	$227,364	$202,406	24,958	12.3%
Adjusted EBIT (5)	$18,816	$6,615	12,201	184.4%
As a percent of total sales (2)	8.3%	3.3%		5.0%
The Harris Products Group:
Net sales	$108,700	$85,533	23,167	27.1%
Inter-segment sales	2,147	1,725	422	24.5%
Total Sales	$110,847	$87,258	23,589	27.0%
Adjusted EBIT	$18,697	$12,492	6,205	49.7%
As a percent of total sales (3)	16.9%	14.3%		2.6%
Corporate / Eliminations:
Inter-segment sales	$(39,180)	$(30,991)	8,189	26.4%
Adjusted EBIT (6)	(1,456)	(1,099)	357	32.5%
Consolidated:
Net sales	$757,021	$701,991	55,030	7.8%
Net income	$74,177	$55,562	18,615	33.5%
As a percent of total sales	9.8%	7.9%		1.9%
Adjusted EBIT (7)	$112,674	$88,710	23,964	27.0%
As a percent of sales	14.9%	12.6%		2.2%

(1)	Increase for the three months ended March 31, 2021 as compared to March 31, 2020 primarily driven by cost reduction actions.
(2)	Increase for the three months ended March 31, 2021 as compared to March 31, 2020 primarily driven by higher Net sales volumes due to higher demand and cost reduction actions.
(3)	Increase for the three months ended March 31, 2021 as compared to March 31, 2020 driven primarily by retail and brazing volume increases.
(4)	The three months ended March 31, 2021 also exclude pension settlement charges of $4,440 related to lump sum payments. The three months ended March 31, 2020 excludes Rationalization and asset impairment charges of $1,190 related to severance and asset impairments as discussed in Note 6 to the consolidated financial statements.

(5)	The three months ended March 31, 2021 and 2020 exclude Rationalization and asset impairment charges of $4,163 and $5,331, respectively, related to severance and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended March 31, 2021 also excludes pension settlement charges of $446. The three months ended March 31, 2020 excludes the amortization of step up in value of acquired inventories of $806 related to an acquisition.
(6)	The three months ended March 31, 2021 exclude acquisition transaction costs related to an acquisition.
(7)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

Non-GAAP Financial Measures

The Company reviews Adjusted operating income, Adjusted net income, Adjusted EBIT, Adjusted effective tax rate, Adjusted diluted earnings per share, Return on invested capital, Cash conversion, Organic sales, and Earnings before interest, taxes, depreciation and amortization, all non-GAAP financial measures, in assessing and evaluating the Company’s underlying operating performance. These non-GAAP financial measures exclude the impact of special items on the Company’s reported financial results. Non-GAAP financial measures should be read in conjunction with the generally accepted accounting principles in the United States ("GAAP") financial measures, as non-GAAP measures are a supplement to, and not a replacement for, GAAP financial measures.

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Operating income as reported	$103,928	$81,074
Special items (pre-tax):
Rationalization and asset impairment charges (1)	4,163	6,521
Acquisition transaction costs (2)	1,113	—
Amortization of step up in value of acquired inventories (3)	—	806
Adjusted operating income	$109,204	$88,401
Net income as reported	$74,177	$55,562
Special items:
Rationalization and asset impairment charges (1)	4,163	6,521
Acquisition transaction costs (2)	1,113	—
Pension settlement charges (4)	4,886	—
Amortization of step up in value of acquired inventories (3)	—	806
Tax effect of Special items (5)	(1,561)	(1,976)
Adjusted net income	82,778	60,913
Non-controlling interests in subsidiaries’ income (loss)	(44)	(7)
Interest expense, net	5,359	5,458
Income taxes as reported	23,020	20,370
Tax effect of Special items (5)	1,561	1,976
Adjusted EBIT	$112,674	$88,710
Effective tax rate as reported	23.7%	26.8%
Net special item tax impact	(0.8)	—
Adjusted effective tax rate	22.9%	26.8%
Diluted earnings per share as reported	$1.23	$0.91
Special items per share	0.14	0.09
Adjusted diluted earnings per share	$1.37	$1.00

(1)	Charges primarily related to severance and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements.

(2)	Costs related to an acquisition and are included in SG&A.
(3)	Costs related to an acquisition and are included in Cost of goods sold.
(4)	Primarily related to lump sum pension payments and are included in Other income (expense).
(5)	The tax effect of Special items impacting pre-tax income was calculated as the pre-tax amount multiplied by the applicable tax rate. The applicable tax rates reflect the taxable jurisdiction and nature of each Special item.

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

The following table reflects changes in key cash flow measures:

	Three Months Ended March 31,
	2021	2020	$ Change
Cash provided by operating activities (1)	$45,262	$21,972	$23,290
Cash used by investing activities (2)	(2,852)	(5,728)	2,876
Capital expenditures	(9,936)	(11,828)	1,892
Proceeds from sale of property, plant and equipment	584	6,100	(5,516)
Other investing activities	6,500	—	6,500
Cash used by financing activities (3)	(55,371)	(41,613)	(13,758)
Proceeds from short-term borrowings, net	1,307	97,777	(96,470)
Purchase of shares for treasury	(28,459)	(109,762)	81,303
Cash dividends paid to shareholders	(30,999)	(30,675)	(324)
Decrease in Cash and cash equivalents (4)	(15,153)	(36,188)	21,035

(1)	Cash provided by operating activities increased for the three months ended March 31, 2021, compared with the three months ended March 31, 2020 primarily due to higher company earnings.
(2)	Cash used by investing activities decreased for the three months ended March 31, 2021, compared with the three months ended March 31, 2020 primarily due to higher capital expenditures in 2020. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2021. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities increased in the three months ended March 31, 2021, compared with the three months ended March 31, 2020 due to higher proceeds from short-term borrowings in the prior period, partially offset by lower purchases of shares for treasury.

(4)	Cash and cash equivalents decreased 5.9%, or $15,153, to $242,126 during the three months ended March 31, 2021, from $257,279 as of December 31, 2020. This decrease was predominantly due to cash used in the purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. At March 31, 2021, $175,501 of Cash and cash equivalents was held by international subsidiaries.

In April 2021, the Company paid a cash dividend of $0.51 per share, or $30,364, to shareholders of record as of March 31, 2021.

Working Capital Ratios

	March 31, 2021	December 31, 2020	March 31, 2020
Average operating working capital to Net sales (1) (2)	17.7%	17.4%	19.0%
Days sales in Inventories (2)	104.6	104.7	108.7
Days sales in Accounts receivable	55.6	53.5	53.1
Average days in Trade accounts payable	60.0	56.5	54.8

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers due to the COVID-19 crisis, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and higher Average operating working capital to Net sales.

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

The following table presents ROIC:

	Twelve Months Ended March 31,
	2021	2020
Net income	$224,730	$277,191
Rationalization and asset impairment charges	43,110	18,174
Acquisition transaction and integration costs	1,113	1,014
Pension settlement charges	13,005	—
Amortization of step up in value of acquired inventories	—	3,814
Gains on disposal of assets	—	(3,554)
Gain on change in control	—	(7,601)
Tax effect of Special items (1)	(10,179)	(8,549)
Adjusted net income	$271,779	$280,489
Plus: Interest expense, net of tax of $5,904 and 6,484 in 2021 and 2020, respectively	17,550	19,489
Less: Interest income, net of tax of $396 and $605 in 2021 and 2020, respectively	1,184	1,818
Adjusted net income before tax effected interest	$288,145	$298,160

Invested Capital	March 31, 2021	March 31, 2020
Short-term debt	$3,607	$132,378
Long-term debt, less current portion	715,328	715,950
Total debt	718,935	848,328
Total equity	803,408	667,960
Invested capital	$1,522,343	$1,516,288
Return on invested capital	18.9%	19.7%

(1)	Includes the net tax impact of Special items recorded during the respective periods, including tax benefits of $4,852 for the settlement of a tax item as well as tax deductions associated with an investment in a subsidiary in the twelve months ended March 31, 2020.

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

Debt

Revolving Credit Agreements

The Company has a line of credit totaling $400,000 through the Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement has a term of 5 years with a maturity date of June 30, 2022 and may be increased, subject to certain conditions, by an additional amount up to $100,000. The interest rate on borrowings is based on either the London Inter-Bank Offered Rate ("LIBOR") or the prime rate, plus a spread based on the Company’s leverage ratio, at the Company’s election. The Credit Agreement contains customary affirmative, negative and financial covenants for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets, transactions with affiliates and a fixed charges coverage ratio and total leverage ratio. As of March 31, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

On April 23, 2021, the Company amended and restated the Credit Agreement by entering into the Second Amended and Restated Credit Agreement (“Second Credit Agreement”). The Second Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Amended and Restated Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates.

The Company has other lines of credit totaling $81,234. As of March 31, 2021, the Company was in compliance with all of its covenants and had $3,497 outstanding at March 31, 2021.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 13.1 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of March 31, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of March 31, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Pensions

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and through the purchase of a group annuity contract. Upon settlement of the pension obligations, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in AOCI, to the Company’s Consolidated Statements of Income as settlement gains or charges in the second half of 2021. The Company anticipates the termination process will be substantially complete by the end of 2021.

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the COVID-19 outbreak, on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s exposure to market risk since December 31, 2020. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of March 31, 2021, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,775 plaintiffs, which is a net increase of 6 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,500 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,008 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which could materially affect the Company’s business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the first quarter of 2021 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2) (3)
January 1 - 31, 2021	580	(1)	$114.41	—	11,453,193
February 1 - 28, 2021	67,747	(1)	115.80	48,301	11,404,892
March 1 - 31, 2021	169,024	(1)	121.57	159,509	11,245,383
Total	237,351		119.90	207,810

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase programs were 53.8 million shares at a total cost of $2.3 billion for a weighted average cost of $42.83 per share through March 31, 2021.
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment and Restatement of Credit Agreement

On April 23, 2021, the Company and certain of its domestic subsidiaries (collectively, with the Company, the “Borrowers”), amended and restated the Credit Agreement by entering into the Second Amended and Restated Credit Agreement with the lenders party thereto and KeyBank National Association, as letter of credit issuer and administrative agent (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement increases the total commitment amount of the line of credit to $500 million (from $400 million), provides for a maturity of the line of credit of April 23, 2026 and provides that the $500 million line of credit may be increased, subject to certain conditions, by an additional principal amount of up to $150 million. Borrowings under the Amended and Restated Credit Agreement bear interest at LIBOR plus a margin ranging from 0.67% to 1.40% based on the Company’s consolidated net leverage ratio. The line of credit may be used for general corporate purposes, including the acquisition of other businesses.

The Amended and Restated Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. The Amended and Restated Credit Agreement requires the Borrowers to regularly provide certain financial information to the lenders thereunder and to maintain a minimum consolidated fixed charges coverage ratio and maximum consolidated net leverage ratio.

As of the date of the filing of this Quarterly Report on Form 10-Q, the Company was in compliance with all applicable financial covenants and other restrictions under the Amended and Restated Credit Agreement.

The foregoing is merely a summary of the terms and conditions of the Amended and Restated Credit Agreement and is not a complete discussion of the document. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the Amended and Restated Credit Agreement attached to this Quarterly Report on Form 10-Q as Exhibit 10.4, which is incorporated herein by reference.

Submission of Matters to a Vote of Security Holders.

The 2021 Annual Meeting of the shareholders of the Company was held on Thursday, April 22, 2021 as a virtual meeting and shareholders were able to participate in the 2021 Annual Meeting and vote via live webcast, and submit questions prior to the meeting. 53,132,098 shares, of the 59,659,764 shares that were outstanding and entitled to vote (89.05%), were represented in person or by proxy, constituting a quorum.

The final results of voting on each of the matters submitted for a vote of security holders at the 2021 Annual Meeting are as follows:

Proposal 1 - Shareholders elected twelve directors, each to hold office until the 2022 Annual Meeting of Shareholders and until their successors are duly elected and qualified, as set forth below.

		Votes	Broker
Name	Votes For	Withheld	Non-Votes
Curtis E. Espeland	48,824,203	141,708	4,166,187
Patrick P. Goris	48,636,188	329,723	4,166,187
Stephen G. Hanks	48,349,000	616,911	4,166,187
Michael F. Hilton	48,633,905	332,006	4,166,187
G. Russell Lincoln	48,305,162	660,749	4,166,187
Kathryn Jo Lincoln	47,525,915	1,439,996	4,166,187
William E. MacDonald, III	48,340,431	625,480	4,166,187
Christopher L. Mapes	47,741,160	1,224,751	4,166,187
Phillip J. Mason	48,844,284	121,627	4,166,187
Ben P. Patel	48,633,466	332,445	4,166,187
Hellene S. Runtagh	48,476,674	489,237	4,166,187
Kellye L. Walker	48,641,736	324,175	4,166,187

Proposal 2 - Shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2021, as set forth below.

Votes For	Votes Against	Abstentions
52,485,526	554,550	92,022

Proposal 3 - Shareholders approved, on an advisory basis, the compensation of the Company’s named executive officers, as set forth below.

Votes For	Votes Against	Abstentions	Broker Non-Votes
46,076,948	1,130,381	1,758,582	4,166,187

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	Form of Stock Option Agreement for Executive Officers (filed herewith).
10.2*	Form of Restricted Stock Unit Agreement for Executive Officers (filed herewith).
10.3*	Form of Performance Share Award Agreement for Executive Officers (filed herewith).
10.4*

Second Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed herewith).

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
April 27, 2021