Form 10-Q
period 2021-06-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2021-07-27
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No 

The number of shares outstanding of the registrant’s common shares as of June 30, 2021 was 59,386,601.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		23
Item 3. Quantitative and Qualitative Disclosures About Market Risk		34
Item 4. Controls and Procedures		34

PART II. OTHER INFORMATION		35
Item 1. Legal Proceedings		35
Item 1A. Risk Factors		35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		35
Item 4. Mine Safety Disclosures		35
Item 6. Exhibits		36
Signatures		37

EX-10.4

Second Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed as exhibit 10.4 to Form 10-Q of the Lincoln Electric Holdings, Inc. filed on April 27, 2021, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales (Note 2)	$826,454	$590,727	$1,583,475	$1,292,718
Cost of goods sold	552,445	401,349	1,055,699	866,018
Gross profit	274,009	189,378	527,776	426,700
Selling, general & administrative expenses	151,557	126,376	297,233	276,103
Rationalization and asset impairment charges (Note 6)	630	23,238	4,793	29,759
Operating income	121,822	39,764	225,750	120,838
Interest expense, net	5,663	5,881	11,022	11,339
Other income (expense) (Note 14)	1,702	(203)	286	106
Income before income taxes	117,861	33,680	215,014	109,605
Income taxes (Note 15)	21,581	6,667	44,601	27,037
Net income including non-controlling interests	96,280	27,013	170,413	82,568
Non-controlling interests in subsidiaries’ income (loss)	175	17	131	10
Net income	$96,105	$26,996	$170,282	$82,558

Basic earnings per share (Note 3)	$1.62	$0.45	$2.86	$1.38
Diluted earnings per share (Note 3)	$1.60	$0.45	$2.83	$1.37
Cash dividends declared per share	$0.51	$0.49	$1.02	$0.98

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income including non-controlling interests	$96,280	$27,013	$170,413	$82,568
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $(1,012) and $1,297 in the three and six months ended June 30, 2021; $317 and $(399) in the three and six months ended June 30, 2020	(4,754)	1,108	2,536	(1,261)
Defined benefit pension plan activity, net of tax of $(569) and $246 in the three and six months ended June 30, 2021; $(7,691) and $(7,527) in the three and six months ended June 30, 2020	(1,702)	(23,036)	3,358	(22,427)
Currency translation adjustment	13,579	14,468	(9,164)	(56,140)
Other comprehensive income (loss):	7,123	(7,460)	(3,270)	(79,828)
Comprehensive income	103,403	19,553	167,143	2,740
Comprehensive income (loss) attributable to non-controlling interests	65	—	(138)	(48)
Comprehensive income (loss) attributable to shareholders	$103,338	$19,553	$167,281	$2,788

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2021	December 31, 2020
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$190,884	$257,279
Accounts receivable (less allowance for doubtful accounts of $14,141 in 2021; $14,779 in 2020)	457,454	373,487
Inventories (Note 9)	477,677	381,258
Other current assets	111,925	100,319
Total Current Assets	1,237,940	1,112,343
Property, plant and equipment (less accumulated depreciation of $892,915 in 2021; $884,647 in 2020)	513,686	522,092
Goodwill	412,803	335,593
Other assets	348,297	344,425
TOTAL ASSETS	$2,512,726	$2,314,453
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$10,435	$2,734
Trade accounts payable	317,771	256,530
Accrued employee compensation and benefits	124,606	98,437
Other current liabilities	243,208	191,748
Total Current Liabilities	696,020	549,449
Long-term debt, less current portion (Note 12)	718,137	715,456
Other liabilities	238,946	259,298
Total Liabilities	1,653,103	1,524,203
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	427,576	409,958
Retained earnings	2,928,819	2,821,359
Accumulated other comprehensive loss	(305,191)	(302,190)
Treasury Shares	(2,201,397)	(2,149,714)
Total Shareholders' Equity	859,665	789,271
Non-controlling interests	(42)	979
Total Equity	859,623	790,250
TOTAL LIABILITIES AND TOTAL EQUITY	$2,512,726	$2,314,453

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2020	59,641	$9,858	$409,958	$2,821,359	$(302,190)	$(2,149,714)	$979	$790,250
Net income				74,177			(44)	74,133
Unrecognized amounts from defined benefit pension plans, net of tax					5,060			5,060
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					7,290			7,290
Currency translation adjustment					(22,584)		(159)	(22,743)
Cash dividends declared - $0.51 per share				(30,572)				(30,572)
Stock-based compensation activity	134		7,680			1,502		9,182
Purchase of shares for treasury	(237)					(28,459)		(28,459)
Other			891	(741)			(883)	(733)
Balance at March 31, 2021	59,538	$9,858	$418,529	$2,864,223	$(312,424)	$(2,176,671)	$(107)	$803,408
Net income				96,105			175	96,280
Unrecognized amounts from defined benefit pension plans, net of tax					(1,702)			(1,702)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(4,754)			(4,754)
Currency translation adjustment					13,689		(110)	13,579
Cash dividends declared – $0.51 per share				(30,552)				(30,552)
Stock-based compensation activity	46		8,638			503		9,141
Purchase of shares for treasury	(197)					(25,229)		(25,229)
Other			409	(957)				(548)
Balance at June 30, 2021	59,387	$9,858	$427,576	$2,928,819	$(305,191)	$(2,201,397)	$(42)	$859,623

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$170,282	$82,558
Non-controlling interests in subsidiaries' income (loss)	131	10
Net income including non-controlling interests	170,413	82,568
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net (gains) charges (Note 6)	(1,374)	21,905
Depreciation and amortization	38,508	41,078
Equity earnings in affiliates, net	(291)	(243)
Deferred income taxes	(20,995)	(10,636)
Stock-based compensation	12,651	7,807
Other, net	3,524	(2,459)
Changes in operating assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(87,571)	23,666
Increase in inventories	(83,186)	(30,378)
(Increase) decrease in other current assets	(12,007)	3,241
Increase (decrease) in trade accounts payable	63,275	(40,115)
Increase in other current liabilities	59,128	29,169
Net change in other assets and liabilities	3,159	410
NET CASH PROVIDED BY OPERATING ACTIVITIES	145,234	126,013
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,768)	(25,011)
Acquisition of businesses, net of cash acquired	(83,723)	—
Proceeds from sale of property, plant and equipment	2,557	6,218
Other investing activities	6,500	—
NET CASH USED BY INVESTING ACTIVITIES	(102,434)	(18,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	1,163	15,095
Proceeds from exercise of stock options	5,672	2,002
Purchase of shares for treasury (Note 8)	(53,688)	(112,975)
Cash dividends paid to shareholders	(61,379)	(59,814)
Other financing activities	(763)	—
NET CASH USED BY FINANCING ACTIVITIES	(108,995)	(155,692)
Effect of exchange rate changes on Cash and cash equivalents	(200)	(8,036)
DECREASE IN CASH AND CASH EQUIVALENTS	(66,395)	(56,508)

Cash and cash equivalents at beginning of period	257,279	199,563
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,884	$143,055

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consumables	$475,559	$333,671	$909,738	$739,511
Equipment	350,895	257,056	673,737	553,207
Net sales	$826,454	$590,727	$1,583,475	$1,292,718

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

At June 30, 2021, the Company recorded $22,283 related to advance customer payments and $50,357 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2020, the balances related to advance customer payments and billings in excess of revenue recognized were $14,920 and $21,396, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At June 30, 2021 and December 31, 2020, the Company recorded $23,294 and $22,113, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$96,105	$26,996	$170,282	$82,558
Denominator (shares in 000's):
Basic weighted average shares outstanding	59,464	59,354	59,553	59,769
Effect of dilutive securities - Stock options and awards	700	477	676	531
Diluted weighted average shares outstanding	60,164	59,831	60,229	60,300
Basic earnings per share	$1.62	$0.45	$2.86	$1.38
Diluted earnings per share	$1.60	$0.45	$2.83	$1.37

For the three months ended June 30, 2021 and 2020, common shares subject to equity-based awards of 179,861 and 852,159, respectively, were excluded from the computation of diluted earnings per share because the

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

effect of their exercise would be anti-dilutive. For the six months ended June 30, 2021 and 2020, common shares subject to equity-based awards of 134,388 and 779,404, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

During April 2021, the Company acquired Zeman Bauelemente Produktionsgesellschaft m.b.H. (“Zeman Bauelemente"), a division of the Zeman Group. Zeman Bauelemente, based in Vienna, Austria, is a leading designer and manufacturer of robotic assembly and arc welding systems that automate the tacking and welding of steel beams. The acquisition expands the Company’s international automation capabilities to serve customers in the structural steel and infrastructure sectors.

Pro forma information related to the acquisition discussed above has not been presented because the impact on the Company’s Consolidated Statements of Income is not material. The preliminary purchase price allocation is expected to be finalized within the allowable measurement period. The acquired company is included in the Company's consolidated financial statements as of the date of acquisition.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended June 30, 2021
Net sales	$457,468	$252,352	$116,634	$—	$826,454
Inter-segment sales	39,765	6,897	2,284	(48,946)	—
Total	$497,233	$259,249	$118,918	$(48,946)	$826,454
Adjusted EBIT	$84,134	$29,997	$18,212	$(3,888)	$128,455
Special items charge (gain) (1)	1,650	2,471	—	810	4,931
EBIT	$82,484	$27,526	$18,212	$(4,698)	$123,524
Interest income					398
Interest expense					(6,061)
Income before income taxes					$117,861

Three Months Ended June 30, 2020
Net sales	$333,229	$177,167	$80,331	$—	$590,727
Inter-segment sales	27,493	4,286	1,753	(33,532)	—
Total	$360,722	$181,453	$82,084	$(33,532)	$590,727
Adjusted EBIT	$46,702	$9,682	$11,713	$(1,964)	$66,133
Special items charge (gain) (2)	26,007	565	—	—	26,572
EBIT	$20,695	$9,117	$11,713	$(1,964)	$39,561
Interest income					424
Interest expense					(6,305)
Income before income taxes					$33,680

Six Months Ended June 30, 2021
Net sales	$882,710	$475,431	$225,334	$—	$1,583,475
Inter-segment sales	72,513	11,182	4,431	(88,126)	—
Total	$955,223	$486,613	$229,765	$(88,126)	$1,583,475
Adjusted EBIT	$160,751	$48,813	$36,909	$(5,344)	$241,129
Special items charge (gain) (1)	6,090	7,080	—	1,923	15,093
EBIT	$154,661	$41,733	$36,909	$(7,267)	$226,036
Interest income					852
Interest expense					(11,874)
Income before income taxes					$215,014

Six Months Ended June 30, 2020
Net sales	$751,764	$375,090	$165,864	$—	$1,292,718
Inter-segment sales	52,276	8,769	3,478	(64,523)	—
Total	$804,040	$383,859	$169,342	$(64,523)	$1,292,718
Adjusted EBIT	$117,404	$16,297	$24,205	$(3,063)	$154,843
Special items charge (gain) (2)	27,197	6,702	—	—	33,899
EBIT	$90,207	$9,595	$24,205	$(3,063)	$120,944
Interest income					1,284
Interest expense					(12,623)
Income before income taxes					$109,605

(1)	In the three and six months ended June 30, 2021, special items reflect Rationalization and asset impairment charges of $630 and $4,793, respectively, in International Welding, amortization of step up in value of acquired inventories of $1,841 related to the acquisition of Zeman Bauelemente in International Welding and pension settlement charges of $1,650 and $6,536 in Americas Welding, respectively, and $446 in International Welding in the six months ended June 30, 2021. Also in the three and six months ended June 30, 2021, special items reflect acquisition transaction costs of $810 and $1,923, respectively, in Corporate/Eliminations related to an acquisition.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

(2)	In the three months ended June 30, 2020, special items reflect Rationalization and asset impairment charges of $22,673 and $565 in Americas Welding and International Welding, respectively, and pension settlement charges of $3,334 in Americas Welding. In the six months ended June 30, 2020, special items reflect Rationalization and asset impairment charges of $23,863 and $5,896 in Americas Welding and International Welding, respectively, amortization of step up in value of acquired inventories of $806 related to an acquisition in International Welding and pension settlement charges of $3,334 in Americas Welding.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded Rationalization and asset impairment net charges of $4,793 and $29,759 in the six months ended June 30, 2021 and 2020, respectively. The charges are primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.

During 2020 and 2021, the Company initiated rationalization plans within Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At June 30, 2021, liabilities of $12,353 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the six months ended June 30, 2021:

		International
	Americas Welding	Welding	Consolidated
Balance at December 31, 2020	$25	$13,597	$13,622
Payments and other adjustments	(25)	(7,411)	(7,436)
Charged to expense	—	6,167	6,167
Balance at June 30, 2021	$—	$12,353	$12,353

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended June 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at March 31, 2021	$9,777		$(96,710)		$(225,491)		$(312,424)
Other comprehensive income (loss) before reclassification	(5,089)		(2,587)		13,689	[3]	6,013
Amounts reclassified from AOCI	335	[1]	885	[2]	—		1,220
Net current-period other comprehensive income (loss)	(4,754)		(1,702)		13,689		7,233
Balance at June 30, 2021	$5,023		$(98,412)		$(211,802)		$(305,191)

	Three Months Ended June 30, 2020
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at March 31, 2020	$(743)		$(69,937)		$(277,497)		$(348,177)
Other comprehensive income (loss) before reclassification	112		(26,127)		14,485	[3]	(11,530)
Amounts reclassified from AOCI	996	[1]	3,091	[2]	—		4,087
Net current-period other comprehensive income (loss)	1,108		(23,036)		14,485		(7,443)
Balance at June 30, 2020	$365		$(92,973)		$(263,012)		$(355,620)

(1)	During the three months ended June 30, 2021, the AOCI reclassification is a component of Net sales of $70 (net of tax of $27) and Cost of goods sold of $405 (net of tax of $90); during the three months ended June 30, 2020, the reclassification is a component of Net sales of $(1,065) (net of tax of $(398)) and Cost of goods sold of $(69) (net of tax of $(77)). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $1,445 and $1,002) during the three months ended June 30, 2021 and 2020, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $(110) and $(17) attributable to Non-controlling interests in the three months ended June 30, 2021 and 2020, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Six Months Ended June 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	1,977		(1,985)		(8,895)	[3]	(8,903)
Amounts reclassified from AOCI	559	[1]	5,343	[2]	—		5,902
Net current-period other comprehensive income (loss)	2,536		3,358		(8,895)		(3,001)
Balance at June 30, 2021	$5,023		$(98,412)		$(211,802)		$(305,191)

	Six Months Ended June 30, 2020
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(2,200)		(26,127)		(56,082)	[3]	(84,409)
Amounts reclassified from AOCI	939	[1]	3,700	[2]	—		4,639
Net current-period other comprehensive income (loss)	(1,261)		(22,427)		(56,082)		(79,770)
Balance at June 30, 2020	$365		$(92,973)		$(263,012)		$(355,620)
(1)	During the six months ended June 30, 2021, the AOCI reclassification is a component of Net sales of $172 (net of tax of $69) and Cost of goods sold of $731 (net of tax of $243); during the six months ended June 30, 2020, the reclassification is a component of Net sales of $(1,106) (net of tax of $(419)) and Cost of goods sold of $(167) (net of tax of $(101)). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $2,901 and $1,166) during the six months ended June 30, 2021 and 2020, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $(269) and $(58) attributable to Non-controlling interests in the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 55 million shares of the Company’s common shares. On February 12, 2020, the Company’s Board of Director’s approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to an additional 10 million shares of its outstanding common shares under this program. From time to time at management’s discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended June 30, 2021, the Company purchased a total of 0.2 million shares at an average cost per share of $127.73. During the six months ended June 30, 2021, the Company purchased a total of 0.4 million shares at an average cost per share of $124.04. As of June 30, 2021, 11.0 million common shares remained available for repurchase under these programs. The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	June 30, 2021	December 31, 2020
Raw materials	$125,080	$111,888
Work-in-process	91,899	60,341
Finished goods	260,698	209,029
Total	$477,677	$381,258

At June 30, 2021 and December 31, 2020, approximately 35% and 35%, respectively, of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $88,909 and $75,581 at June 30, 2021 and December 31, 2020, respectively.

NOTE 10 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	June 30, 2021	December 31, 2020
Right-of-use assets	Other assets	$47,268	$43,570

Current liabilities	Other current liabilities	$10,651	$11,502
Noncurrent liabilities	Other liabilities	38,259	33,988
Total lease liabilities		$48,910	$45,490

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $5,608 and $10,660 in the three and six months ended June 30, 2021 and $5,990 and $11,209 in the three and six months ended June 30, 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2021, respectively, were $3,263 and $6,652 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2020, respectively, were $3,897 and $7,994 and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $9,694 during the three and six months ended June 30, 2021 and $0 and $2,035 for the three and six months ended June 30, 2020, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

June 30, 2021
2021	$6,417
2022	10,496
2023	8,478
2024	6,848
2025	4,024
After 2025	20,677
Total lease payments	$56,940
Less: Imputed interest	8,030
Operating lease liabilities	$48,910

As of June 30, 2021, the weighted average remaining lease term is 8.7 years and the weighted average discount rate used to determine the operating lease liability is 3.5%.

NOTE 11 — PRODUCT WARRANTY COSTS

The changes in the carrying amount of product warranty accruals are as follows:

	Six Months Ended June 30,
	2021	2020
Balance at beginning of year	$21,760	$20,650
Accruals for warranties	7,637	7,835
Settlements	(6,603)	(6,940)
Foreign currency translation and other adjustments	(176)	(206)
Balance at end of year	$22,618	$21,339

NOTE 12 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $94,170. As of June 30, 2021, the Company was in compliance with all of its covenants and had $9,787 outstanding at June 30, 2021.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 12.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Fair Value of Debt

At June 30, 2021 and December 31, 2020, the fair value of long-term debt, including the current portion, was approximately $776,643 and $793,591, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $718,785 and $715,567, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$48	$324	$39	$742	$97	$795	$78	$1,498
Interest cost	3,072	392	4,051	683	6,053	1,008	8,101	1,379
Expected return on plan assets	(4,198)	(537)	(5,711)	(1,014)	(8,707)	(1,509)	(11,422)	(2,021)
Amortization of prior service cost	—	(1)	—	16	—	11	—	31
Amortization of net loss	670	11	203	540	1,251	446	406	1,095
Settlement charges (1)	1,650	—	3,334	—	6,090	446	3,334	—
Defined benefit plans	1,242	189	1,916	967	4,784	1,197	497	1,982
Multi-employer plans	—	258	—	257	—	502	—	526
Defined contribution plans	5,872	553	4,751	773	11,034	1,398	10,377	1,475
Total pension cost	$7,114	$1,000	$6,667	$1,997	$15,818	$3,097	$10,874	$3,983

(1)	Pension settlement charges primarily resulting from lump sum pension payments in the three and six months ended June 30, 2021 and 2020.

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

NOTE 14 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity earnings in affiliates	$114	$81	$291	$243
Other components of net periodic pension (cost) income (1)	(1,059)	(2,102)	(5,089)	(903)
Other income (expense)	2,647	1,818	5,084	766
Total Other income (expense)	$1,702	$(203)	$286	$106

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments.

NOTE 15 — INCOME TAXES

The Company recognized $44,601 of tax expense on pretax income of $215,014, resulting in an effective income tax rate of 20.7% for the six months ended June 30, 2021. The effective income tax rate was 24.7% for the six months ended June 30, 2020.

The effective tax rate was lower for the six months ended June 30, 2021, as compared with the same period in 2020, primarily due to favorable discrete tax adjustments in 2021, as well as higher tax expense associated with a valuation allowance recorded in 2020.

As of June 30, 2021, the Company had $18,210 of unrecognized tax benefits. If recognized, approximately $14,594 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $1,645 in previously unrecognized tax benefits by the end of the second quarter 2022.

NOTE 16 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the six months ended June 30, 2021 and 2020.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at June 30, 2021. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $66,588 at June 30, 2021 and $69,051 at December 31, 2020.

During March and April 2020, the Company entered into interest rate forward starting swap agreements to hedge the variability of future changes in interest rates. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at June 30, 2021 and December 31, 2020 and have a termination date of August 2025.

Fair Value Hedges

From time to time, the company will enter into certain interest rate swap agreements that are qualified and designated as fair value hedges. At June 30, 2021, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the six months ended June 30, 2020, which resulted in a gain of $6,629 that is amortized to interest expense over the remaining life of the underlying debt.

Net Investment Hedges

The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of June 30, 2021 and December 31, 2020, respectively.

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $98,334 at June 30, 2021.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $425,603 and $391,112 at June 30, 2021 and December 31, 2020, respectively.

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	June 30, 2021				December 31, 2020
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$1,096	$377	$—	$—	$2,451	$1,124	$—	$—
Forward starting swap agreements	—	—	8,279	—	—	—	4,876	—
Net investment contracts	—	860	—	2,929	—	—	—	4,308
Not designated as hedging instruments:
Foreign exchange contracts	1,985	2,394	—	—	1,398	3,485	—	—
Total derivatives	$3,081	$3,631	$8,279	$2,929	$3,849	$4,609	$4,876	$4,308

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives by hedge designation	Classification of gain (loss)	2021	2020	2021	2020
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$7,164	$3,624	$5,878	$(18,509)

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	June 30, 2021	December 31, 2020
Foreign exchange contracts	$426	$660
Forward starting swap agreements	6,194	3,649
Net investment contracts	(1,597)	(1,822)

The Company expects a loss of $3,489 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended June 30,		Six Months Ended June 30,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2021	2020	2021	2020
Foreign exchange contracts	Sales	$97	$(1,463)	$241	$(1,525)
	Cost of goods sold	(495)	146	(974)	268

NOTE 17 - FAIR VALUE

The following table provides a summary of assets and liabilities as of June 30, 2021, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	June 30, 2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,081	$—	$3,081	$—
Forward starting swap agreements	8,279	—	8,279	—
Total assets	$11,360	$—	$11,360	$—
Liabilities:
Foreign exchange contracts	$2,771	$—	$2,771	$—
Net investment contracts	3,789	—	3,789	—
Deferred compensation	41,860	—	41,860	—
Total liabilities	$48,420	$—	$48,420	$—

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table provides a summary of assets and liabilities as of December 31, 2020, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2020	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,849	$—	$3,849	$—
Forward starting swap agreements	4,876	—	4,876	—
Total assets	$8,725	$—	$8,725	$—
Liabilities:
Foreign exchange contracts	$4,609	$—	$4,609	$—
Net investment contracts	4,308	—	4,308	—
Deferred compensation	41,539	—	41,539	—
Total liabilities	$50,456	$—	$50,456	$—

The Company’s derivative contracts are valued at fair value using the market approach. The Company measures the fair value of foreign exchange contracts, swap agreements and net investment contracts using Level 2 inputs based on observable spot and forward rates in active markets.

The deferred compensation liability is the Company’s obligation under its executive deferred compensation plan. The Company measures the fair value of the liability using the market values of the participants’ underlying investment fund elections.

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both June 30, 2021 and December 31, 2020.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended June 30,
					Favorable (Unfavorable)
	2021		2020		2021 vs. 2020
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$826,454		$590,727		$235,727	39.9%
Cost of goods sold	552,445		401,349		(151,096)	(37.6)%
Gross profit	274,009	33.2%	189,378	32.1%	84,631	44.7%
Selling, general & administrative expenses	151,557	18.3%	126,376	21.4%	(25,181)	(19.9)%
Rationalization and asset impairment charges	630	0.1%	23,238	3.9%	22,608	97.3%
Operating income	121,822	14.7%	39,764	6.7%	82,058	206.4%
Interest expense, net	5,663		5,881		218	3.7%
Other income (expense)	1,702		(203)		1,905	938.4%
Income before income taxes	117,861	14.3%	33,680	5.7%	84,181	249.9%
Income taxes	21,581		6,667		(14,914)	(223.7)%
Effective tax rate	18.3%		19.8%		1.5%
Net income including non-controlling interests	96,280		27,013		69,267	256.4%
Non-controlling interests in subsidiaries' loss	175		17		158	929.4%
Net income	$96,105	11.6%	$26,996	4.6%	$69,109	256.0%
Diluted earnings per share	$1.60		$0.45		$1.15	255.6%

	Six Months Ended June 30,
					Favorable (Unfavorable)
	2021		2020		2021 vs. 2020
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$1,583,475		$1,292,718		$290,757	22.5%
Cost of goods sold	1,055,699		866,018		(189,681)	(21.9)%
Gross profit	527,776	33.3%	426,700	33.0%	101,076	23.7%
Selling, general & administrative expenses	297,233	18.8%	276,103	21.4%	(21,130)	(7.7)%
Rationalization and asset impairment charges	4,793	0.3%	29,759	2.3%	24,966	83.9%
Operating income	225,750	14.3%	120,838	9.3%	104,912	86.8%
Interest expense, net	11,022		11,339		317	2.8%
Other income (expense)	286		106		180	169.8%
Income before income taxes	215,014	13.6%	109,605	8.5%	105,409	96.2%
Income taxes	44,601		27,037		(17,564)	(65.0)%
Effective tax rate	20.7%		24.7%		4.0%
Net income including non-controlling interests	170,413		82,568		87,845	106.4%
Non-controlling interests in subsidiaries' loss	131		10		121	1,210.0%
Net income	$170,282	10.8%	$82,558	6.4%	$87,724	106.3%
Diluted earnings per share	$2.83		$1.37		$1.46	106.6%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume	Acquisitions	Price	Exchange	2021
Lincoln Electric Holdings, Inc.	$590,727	$153,801	$3,585	$59,021	$19,320	$826,454
% Change
Lincoln Electric Holdings, Inc.		26.0%	0.6%	10.0%	3.3%	39.9%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume	Acquisitions	Price	Exchange	2021
Lincoln Electric Holdings, Inc.	$1,292,718	$172,902	$3,585	$85,149	$29,121	$1,583,475
% Change
Lincoln Electric Holdings, Inc.		13.4%	0.3%	6.6%	2.3%	22.5%

Net sales increased in the three and six months ended June 30, 2021 driven by higher demand reflecting recovery from the impacts of the pandemic, increased product pricing as a result of higher input costs and favorable foreign exchange.

Gross Profit:

Gross profit for the three and six months ended June 30, 2021 increased 44.7% and 23.7%, respectively, driven by higher Net sales volumes reflecting recovery from the impacts of the COVID-19 pandemic. As a percent of sales, Gross profit increased compared to the prior year periods primarily due to higher Net sales volumes and the related operating leverage, partially offset by higher last-in, first-out (“LIFO”) charges of $9,474 and $13,328 in the three and six months ended June 30, 2021, respectively, as compared with charges of $(76) and $135 in the same 2020 periods, respectively.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three and six months ended June 30, 2021 as compared to the same 2020 periods, primarily due to higher employee costs.

Rationalization and Asset Impairment Charges:

The Company recorded charges of $630 ($819 after-tax) and $4,793 ($4,650 after-tax) in the three and six months ended June 30, 2021, respectively, primarily related to severance charges and gains or losses on the disposal of assets. The Company recorded charges of $23,238 ($18,494 after-tax) and $29,759 ($23,039 after-tax) in the three and six months ended June 30, 2020, respectively, primarily related to severance charges, non-cash asset impairments of long-lived assets, and gains or losses on the disposal of assets.

Income Taxes:

The effective tax rate was lower for the three and six months ended June 30, 2021 as compared to the same 2020 periods, primarily due to favorable discrete tax adjustments in 2021, as well as higher tax expense associated with a valuation allowance recorded in the six months ended June 30, 2020.

Net Income:

The increase in Net income for the three and six months ended June 30, 2021 as compared to the same 2020 periods, was primarily due to higher Net sales volumes reflecting recovery from the impacts of the COVID-19 pandemic and the related operating leverage.

Segment Results

Three Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2021
Operating Segments
Americas Welding	$333,229	$90,285	$—	$27,330	$6,624	$457,468
International Welding	177,167	45,095	3,585	14,712	11,793	252,352
The Harris Products Group	80,331	18,421	—	16,979	903	116,634

% Change
Americas Welding		27.1%	—	8.2%	2.0%	37.3%
International Welding		25.5%	2.0%	8.3%	6.7%	42.4%
The Harris Products Group		22.9%	—	21.1%	1.1%	45.2%

Six Months Ended June 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2021
Operating Segments
Americas Welding	$751,764	$86,495	$—	$36,395	$8,056	$882,710
International Welding	375,090	56,345	3,585	19,332	21,079	475,431
The Harris Products Group	165,864	30,062	—	29,422	(14)	225,334

% Change
Americas Welding		11.5%	—	4.8%	1.1%	17.4%
International Welding		15.0%	1.0%	5.2%	5.6%	26.8%
The Harris Products Group		18.1%	—	17.7%	—	35.9%

(1)	Increases for three and six months ended June 30, 2021 for all segments was primarily due to higher demand reflecting recovery from the impacts of the COVID-19 pandemic. The Harris Products Group volumes also reflect increases due to higher retail volumes.
(2)	Increase for the three and six months ended June 30, 2021 for International Welding were due to the acquisition of Zeman Bauelemente as discussed in Note 4 to the consolidated financial statements.
(3)	Increase for Americas Welding and International Welding in the three and six months ended June 30, 2021 reflects increased product pricing as a result of higher input costs. Increase for The Harris Products Group in the three and six months ended June 30, 2021 was due to increased commodity costs.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%
Americas Welding:
Net sales	$457,468	$333,229	$124,239	37.3%
Inter-segment sales	39,765	27,493	12,272	44.6%
Total Sales	$497,233	$360,722	136,511	37.8%
Adjusted EBIT (3)	$84,134	$46,702	37,432	80.2%
As a percent of total sales (1)	16.9%	12.9%		4.0%
International Welding:
Net sales	$252,352	$177,167	75,185	42.4%
Inter-segment sales	6,897	4,286	2,611	60.9%
Total Sales	$259,249	$181,453	77,796	42.9%
Adjusted EBIT (4)	$29,997	$9,682	20,315	209.8%
As a percent of total sales (1)	11.6%	5.3%		6.3%
The Harris Products Group:
Net sales	$116,634	$80,331	36,303	45.2%
Inter-segment sales	2,284	1,753	531	30.3%
Total Sales	$118,918	$82,084	36,834	44.9%
Adjusted EBIT	$18,212	$11,713	6,499	55.5%
As a percent of total sales (2)	15.3%	14.3%		1.0%
Corporate / Eliminations:
Inter-segment sales	$(48,946)	$(33,532)	15,414	46.0%
Adjusted EBIT (5)	(3,888)	(1,964)	1,924	98.0%
Consolidated:
Net sales	$826,454	$590,727	235,727	39.9%
Net income	$96,105	$26,996	69,109	256.0%
As a percent of total sales	11.6%	4.6%		7.0%
Adjusted EBIT (5)	$128,455	$66,133	62,322	94.2%
As a percent of sales	15.5%	11.2%		4.3%

(1)	Increase for the three months ended June 30, 2021 as compared to June 30, 2020 primarily driven by higher Net sales volumes reflecting recovery from the impacts of the COVID-19 pandemic and related operating leverage.
(2)	Increase for the three months ended June 30, 2021 as compared to June 30, 2020 driven primarily by retail and brazing volume increases, as well as the recovery from the impacts of the COVID-19 pandemic.
(3)	The three months ended June 30, 2021 and 2020 exclude pension settlement charges of $1,650 and $3,334, respectively. The three months ended June 30, 2020 excludes Rationalization and asset impairment charges of $22,673 related to severance and asset impairments as discussed in Note 6 to the consolidated financial statements.
(4)	The three months ended June 30, 2021 and 2020 exclude Rationalization and asset impairment charges of $630 and $565, respectively, related to severance and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended June 30, 2021 also exclude the amortization of step up in value of acquired inventories related to the acquisition of Zeman Bauelemente as discussed in Note 4 to the consolidated financial statements.
(5)	The three months ended June 30, 2021 exclude acquisition transaction costs of $810 related to an acquisition.
(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%
Americas Welding:
Net sales	$882,710	$751,764	$130,946	17.4%
Inter-segment sales	72,513	52,276	20,237	38.7%
Total Sales	$955,223	$804,040	151,183	18.8%
Adjusted EBIT (3)	$160,751	$117,404	43,347	36.9%
As a percent of total sales (1)	16.8%	14.6%		2.2%
International Welding:
Net sales	$475,431	$375,090	100,341	26.8%
Inter-segment sales	11,182	8,769	2,413	27.5%
Total Sales	$486,613	$383,859	102,754	26.8%
Adjusted EBIT (4)	$48,813	$16,297	32,516	199.5%
As a percent of total sales (1)	10.0%	4.2%		5.8%
The Harris Products Group:
Net sales	$225,334	$165,864	59,470	35.9%
Inter-segment sales	4,431	3,478	953	27.4%
Total Sales	$229,765	$169,342	60,423	35.7%
Adjusted EBIT	$36,909	$24,205	12,704	52.5%
As a percent of total sales (2)	16.1%	14.3%		1.8%
Corporate / Eliminations:
Inter-segment sales	$(88,126)	$(64,523)	23,603	36.6%
Adjusted EBIT (5)	(5,344)	(3,063)	2,281	74.5%
Consolidated:
Net sales	$1,583,475	$1,292,718	290,757	22.5%
Net income	$170,282	$82,558	87,724	106.3%
As a percent of total sales	10.8%	6.4%		4.4%
Adjusted EBIT (6)	$241,129	$154,843	86,286	55.7%
As a percent of sales	15.2%	12.0%		3.2%
(1)	Increase for the six months ended June 30, 2021 as compared to June 30, 2020 primarily driven higher Net sales volumes reflecting recovery from the impacts of the COVID-19 pandemic and related operating leverage, as well as cost reduction actions.
(2)	Increase for the six months ended June 30, 2021 as compared to June 30, 2020 driven by retail and brazing volume increases, as well as the recovery from the impacts of the COVID-19 pandemic.
(3)	The six months ended June 30, 2021 and 2020 exclude pension settlement charges of $6,536 and $3,334, respectively. The six months ended June 30, 2020 also exclude Rationalization and asset impairment charges of $23,863 related to severance charges and non-cash asset impairments of long-lived assets as discussed in Note 6 to the consolidated financial statements.
(4)	The six months ended June 30, 2021, and 2020 exclude Rationalization and asset impairment charges of $4,793 and $5,896, respectively, related to severance, asset impairments and gains or losses on the disposal of assets discussed in Note 6 to the consolidated financial statements. The six months ended June 30, 2021 and 2020 also excludes the amortization of step up in value of acquired inventories of $1,841 and $806, respectively, related to acquisitions as discussed in Note 4 to the consolidated financial statements.
(5)	The six months ended June 30, 2021 exclude acquisition transaction costs of $1,923 related to an acquisition.
(6)	See non-GAAP Financial Measures for a reconciliation of Net Income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income as reported	$121,822	$39,764	$225,750	$120,838
Special items (pre-tax):
Rationalization and asset impairment charges (1)	630	23,238	4,793	29,759
Acquisition transaction costs (2)	810	—	1,923	—
Amortization of step up in value of acquired inventories (3)	1,841	—	1,841	806
Adjusted operating income	$125,103	$63,002	$234,307	$151,403
Net income as reported	$96,105	$26,996	$170,282	$82,558
Special items:
Rationalization and asset impairment charges (1)	630	23,238	4,793	29,759
Acquisition transaction costs (2)	810	—	1,923	—
Pension settlement charges (4)	1,650	3,334	6,536	3,334
Amortization of step up in value of acquired inventories (3)	1,841	—	1,841	806
Tax effect of Special items (5)	(433)	(5,576)	(1,994)	(7,552)
Adjusted net income	100,603	47,992	183,381	108,905
Non-controlling interests in subsidiaries’ income (loss)	175	17	131	10
Interest expense, net	5,663	5,881	11,022	11,339
Income taxes as reported	21,581	6,667	44,601	27,037
Tax effect of Special items (5)	433	5,576	1,994	7,552
Adjusted EBIT	$128,455	$66,133	$241,129	$154,843
Effective tax rate as reported	18.3%	19.8%	20.7%	24.7%
Net special item tax impact	(0.4)%	0.5%	(0.5)%	(0.6)%
Adjusted effective tax rate	17.9%	20.3%	20.2%	24.1%
Diluted earnings per share as reported	$1.60	$0.45	$2.83	$1.37
Special items per share	0.07	0.35	0.21	0.44
Adjusted diluted earnings per share	$1.67	$0.80	$3.04	$1.81

(1)	Charges primarily related to severance as discussed in Note 6 to the consolidated financial statements.
(2)	Costs related to an acquisition and are included in SG&A.
(3)	Costs related to acquisitions and are included in Cost of goods sold.

(4)	Primarily related to lump sum pension payments and are included in Other income (expense).
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Six Months Ended June 30,
	2021	2020	$ Change
Cash provided by operating activities (1)	$145,234	$126,013	$19,221
Cash used by investing activities (2)	(102,434)	(18,793)	(83,641)
Capital expenditures	(27,768)	(25,011)	(2,757)
Acquisition of businesses, net of cash acquired	(83,723)	—	(83,723)
Cash used by financing activities (3)	(108,995)	(155,692)	46,697
Purchase of shares for treasury	(53,688)	(112,975)	59,287
Cash dividends paid to shareholders	(61,379)	(59,814)	(1,565)
Decrease in Cash and cash equivalents (4)	(66,395)	(56,508)	(9,887)

(1)	Cash provided by operating activities increased for the six months ended June 30, 2021, compared with the six months ended June 30, 2020 primarily due to higher company earnings.
(2)	Cash used by investing activities increased for the six months ended June 30, 2021, compared with the six months ended June 30, 2020 primarily due to cash used in the acquisition of businesses. The Company currently anticipates capital expenditures of $65,000 to $75,000 in 2021. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities decreased in the six months ended June 30, 2021, compared with the six months ended June 30, 2020 due to lower purchases of shares for treasury.
(4)	Cash and cash equivalents decreased 25.8%, or $66,395, to $190,884 during the six months ended June 30, 2021, from $257,279 as of December 31, 2020. This decrease was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. At June 30, 2021, $142,522 of Cash and cash equivalents was held by international subsidiaries.

In July 2021, the Company paid a cash dividend of $0.51 per share, or $30,287, to shareholders of record as of June 30, 2021.

Working Capital Ratios

	June 30, 2021	December 31, 2020	June 30, 2020
Average operating working capital to Net sales (1) (2)	17.2%	17.4%	22.8%
Days sales in Inventories (2)	110.2	104.7	131.4
Days sales in Accounts receivable	53.9	53.5	56.8
Average days in Trade accounts payable	59.9	56.5	58.1

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers due to the COVID-19 pandemic, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and had an unfavorable impact on Average operating working capital to Net sales.

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

The following table presents ROIC:

	Twelve Months Ended June 30,
	2021	2020
Net income	$293,839	$218,735
Rationalization and asset impairment charges	20,502	40,105
Acquisition transaction costs	1,923	—
Pension settlement charges	11,321	3,334
Amortization of step up in value of acquired inventories	1,841	2,415
Gain on change in control	—	(7,601)
Tax effect of Special items (1)	(5,036)	(9,374)
Adjusted net income	$324,390	$247,614
Plus: Interest expense, net of tax of $5,843 and $6,439 in 2021 and 2020, respectively	17,368	19,348
Less: Interest income, net of tax of $389 and $563 in 2021 and 2020, respectively	1,166	1,691
Adjusted net income before tax effected interest	$340,592	$265,271

Invested Capital	June 30, 2021	June 30, 2020
Short-term debt	$10,435	$49,597
Long-term debt, less current portion	718,137	715,817
Total debt	728,572	765,414
Total equity	859,623	660,111
Invested capital	$1,588,195	$1,425,525
Return on invested capital	21.4%	18.6%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of June 30, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $94,170. As of June 30, 2021, the Company was in compliance with all of its covenants and had $9,787 outstanding at June 30, 2021.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 12.9 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of June 30, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of June 30, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

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

Forward-looking Statements

The Company’s expectations and beliefs concerning the future contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Forward-looking statements generally can be identified by the use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “forecast,” “guidance” or words of similar meaning. Actual results may differ materially from such statements due to a variety of factors that could adversely affect the Company’s operating results. The factors include, but are not limited to: general economic, financial and market conditions; the effectiveness of operating initiatives; completion of planned divestitures; interest rates; disruptions, uncertainty or volatility in the credit markets that may limit our access to capital; currency exchange rates and devaluations; adverse outcome of pending or potential litigation; actual costs of the Company’s rationalization plans; possible acquisitions, including the Company’s ability to successfully integrate acquisitions; market risks and price fluctuations related to the purchase of commodities and energy; global regulatory complexity; the effects of changes in tax law; tariff rates in the countries where the Company conducts business; and the possible effects of events beyond our control, such as political unrest, acts of terror, natural disasters and pandemics, including the COVID-19 pandemic, on the Company or its customers, suppliers and the economy in general. For additional discussion, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of June 30, 2021, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,751 plaintiffs, which is a net decrease of 24 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,528 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,008 were decided in favor of the Company following summary judgment motions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect the Company’s business, financial condition or future results. The reader should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the second quarter of 2021 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2) (3)
April 1 - 30, 2021	67,780	(1)	$124.33	67,559	11,177,824
May 1 - 31, 2021	62,828	(1)	130.54	61,298	11,116,526
June 1 - 30, 2021	66,856		128.63	66,856	11,049,670
Total	197,464		127.76	195,713

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase programs were 54.0 million shares at a total cost of $2.3 billion for a weighted average cost of $43.14 per share through June 30, 2021.
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

10.4

Second Amended and Restated Credit Agreement, dated as of April 23, 2021, by and among Lincoln Electric Holdings, Inc., The Lincoln Electric Company, Lincoln Electric International Holding Company, J.W. Harris Co., Inc., Lincoln Electric Automation, Inc., Lincoln Global, Inc., the Lenders and KeyBank National Association (filed as exhibit 10.4 to Form 10-Q of the Lincoln Electric Holdings, Inc. filed on April 27, 2021, SEC File No. 0-1402, and incorporated herein by reference and made a part hereof).

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
July 27, 2021