Form 10-Q
period 2021-09-30
LINCOLN ELECTRIC HOLDINGS INC
filed 2021-10-28
CIK 59527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No 

The number of shares outstanding of the registrant’s common shares as of September 30, 2021 was 59,048,285.

PART I. FINANCIAL INFORMATION		3
Item 1. Financial Statements		3
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)		3
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)		4
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)		5
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)		6
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)		8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		24
Item 3. Quantitative and Qualitative Disclosures About Market Risk		35
Item 4. Controls and Procedures		35

PART II. OTHER INFORMATION		37
Item 1. Legal Proceedings		37
Item 1A. Risk Factors		37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		37
Item 4. Mine Safety Disclosures		37
Item 6. Exhibits		38
Signatures		39

EX-31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
EX-31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales (Note 2)	$806,454	$668,888	$2,389,929	$1,961,606
Cost of goods sold	538,282	453,501	1,593,981	1,319,519
Gross profit	268,172	215,387	795,948	642,087
Selling, general & administrative expenses	149,118	131,337	446,351	407,440
Rationalization and asset impairment charges (Note 6)	3,484	6,257	8,277	36,016
Operating income	115,570	77,793	341,320	198,631
Interest expense, net	5,714	5,552	16,736	16,891
Other income (expense) (Note 14)	(71,441)	1,062	(71,155)	1,168
Income before income taxes	38,415	73,303	253,429	182,908
Income taxes (Note 15)	6,658	14,797	51,259	41,834
Net income including non-controlling interests	31,757	58,506	202,170	141,074
Non-controlling interests in subsidiaries’ income (loss)	—	27	131	37
Net income	$31,757	$58,479	$202,039	$141,037

Basic earnings per share (Note 3)	$0.54	$0.98	$3.40	$2.36
Diluted earnings per share (Note 3)	$0.53	$0.97	$3.36	$2.34
Cash dividends declared per share	$0.51	$0.49	$1.53	$1.47

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income including non-controlling interests	$31,757	$58,506	$202,170	$141,074
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges, net of tax of $707 and $1,493 in the three and nine months ended September 30, 2021; $337 and $(62) in the three and nine months ended September 30, 2020	2,876	639	5,412	(622)
Defined benefit pension plan activity, net of tax of $18,759 and $19,005 in the three and nine months ended September 30, 2021; $(776) and $(8,303) in the three and nine months ended September 30, 2020	55,558	(1,304)	58,916	(23,731)
Currency translation adjustment	(19,120)	13,039	(28,284)	(43,101)
Other comprehensive income (loss):	39,314	12,374	36,044	(67,454)
Comprehensive income	71,071	70,880	238,214	73,620
Comprehensive income (loss) attributable to non-controlling interests	(58)	62	(196)	14
Comprehensive income (loss) attributable to shareholders	$71,129	$70,818	$238,410	$73,606

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2021	December 31, 2020
	(UNAUDITED)	(NOTE 1)
ASSETS
Current Assets
Cash and cash equivalents	$160,559	$257,279
Accounts receivable (less allowance for doubtful accounts of $13,059 in 2021; $14,779 in 2020)	443,054	373,487
Inventories (Note 9)	524,433	381,258
Other current assets	107,912	100,319
Total Current Assets	1,235,958	1,112,343
Property, plant and equipment (less accumulated depreciation of $879,395 in 2021; $884,647 in 2020)	520,081	522,092
Goodwill	436,039	335,593
Other assets	376,719	344,425
TOTAL ASSETS	$2,568,797	$2,314,453
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt (Note 12)	$41,404	$2,734
Trade accounts payable	309,202	256,530
Accrued employee compensation and benefits	156,128	98,437
Other current liabilities	238,686	191,748
Total Current Liabilities	745,420	549,449
Long-term debt, less current portion (Note 12)	717,787	715,456
Other liabilities	247,697	259,298
Total Liabilities	1,710,904	1,524,203
Shareholders' Equity
Common Shares	9,858	9,858
Additional paid-in capital	434,786	409,958
Retained earnings	2,930,361	2,821,359
Accumulated other comprehensive loss	(265,819)	(302,190)
Treasury Shares	(2,251,193)	(2,149,714)
Total Shareholders' Equity	857,993	789,271
Non-controlling interests	(100)	979
Total Equity	857,893	790,250
TOTAL LIABILITIES AND TOTAL EQUITY	$2,568,797	$2,314,453

See notes to these consolidated financial statements.

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(In thousands, except per share amounts)

					Accumulated
	Common		Additional		Other		Non-
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling
	Outstanding	Shares	Capital	Earnings	Income (Loss)	Shares	Interests	Total
Balance at December 31, 2020	59,641	$9,858	$409,958	$2,821,359	$(302,190)	$(2,149,714)	$979	$790,250
Net income				74,177			(44)	74,133
Unrecognized amounts from defined benefit pension plans, net of tax					5,060			5,060
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					7,290			7,290
Currency translation adjustment					(22,584)		(159)	(22,743)
Cash dividends declared - $0.51 per share				(30,572)				(30,572)
Stock-based compensation activity	134		7,680			1,502		9,182
Purchase of shares for treasury	(237)					(28,459)		(28,459)
Other			891	(741)			(883)	(733)
Balance at March 31, 2021	59,538	$9,858	$418,529	$2,864,223	$(312,424)	$(2,176,671)	$(107)	$803,408
Net income				96,105			175	96,280
Unrecognized amounts from defined benefit pension plans, net of tax					(1,702)			(1,702)
Unrealized loss on derivatives designated and qualifying as cash flow hedges, net of tax					(4,754)			(4,754)
Currency translation adjustment					13,689		(110)	13,579
Cash dividends declared – $0.51 per share				(30,552)				(30,552)
Stock-based compensation activity	46		8,638			503		9,141
Purchase of shares for treasury	(197)					(25,229)		(25,229)
Other			409	(957)				(548)
Balance at June 30, 2021	59,387	$9,858	$427,576	$2,928,819	$(305,191)	$(2,201,397)	$(42)	$859,623
Net income				31,757			—	31,757
Unrecognized amounts from defined benefit pension plans, net of tax					55,558			55,558
Unrealized gain on derivatives designated and qualifying as cash flow hedges, net of tax					2,876			2,876
Currency translation adjustment					(19,062)		(58)	(19,120)
Cash dividends declared – $0.51 per share				(30,379)				(30,379)
Stock-based compensation activity	34		7,449			364		7,813
Purchase of shares for treasury	(373)					(50,160)		(50,160)
Other			(239)	164				(75)
Balance at September 30, 2021	59,048	$9,858	$434,786	$2,930,361	$(265,819)	$(2,251,193)	$(100)	$857,893

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

LINCOLN ELECTRIC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,039	$141,037
Non-controlling interests in subsidiaries' income (loss)	131	37
Net income including non-controlling interests	202,170	141,074
Adjustments to reconcile Net income including non-controlling interests to Net cash provided by operating activities:
Rationalization and asset impairment net (gains) charges (Note 6)	(1,162)	21,927
Depreciation and amortization	60,558	60,566
Equity earnings in affiliates, net	(399)	(323)
Deferred income taxes	(28,428)	(10,143)
Stock-based compensation	18,215	11,656
Pension settlement charges	80,098	6,522
Other, net	(754)	(10,805)
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(71,212)	(6,851)
Increase in inventories	(128,856)	(3,430)
(Increase) decrease in other current assets	(10,610)	8,027
Increase (decrease) in trade accounts payable	54,981	(42,333)
Increase in other current liabilities	89,569	38,615
Net change in other assets and liabilities	(9,045)	1,059
NET CASH PROVIDED BY OPERATING ACTIVITIES	255,125	215,561
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46,440)	(37,116)
Acquisition of businesses, net of cash acquired	(158,605)	—
Proceeds from sale of property, plant and equipment	3,847	6,957
Other investing activities	6,500	—
NET CASH USED BY INVESTING ACTIVITIES	(194,698)	(30,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Amounts due banks, net	32,295	(33,135)
Proceeds from exercise of stock options	7,921	7,961
Purchase of shares for treasury (Note 8)	(103,848)	(113,198)
Cash dividends paid to shareholders	(91,717)	(88,945)
Other financing activities	(763)	—
NET CASH USED BY FINANCING ACTIVITIES	(156,112)	(227,317)
Effect of exchange rate changes on Cash and cash equivalents	(1,035)	(5,169)
DECREASE IN CASH AND CASH EQUIVALENTS	(96,720)	(47,084)

Cash and cash equivalents at beginning of period	257,279	199,563
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,559	$152,479

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. However, in the opinion of management, these unaudited consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 2 — REVENUE RECOGNITION

The following table presents the Company’s Net sales disaggregated by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consumables	$465,829	$379,177	$1,375,567	$1,118,688
Equipment	340,625	289,711	1,014,362	842,918
Net sales	$806,454	$668,888	$2,389,929	$1,961,606

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

At September 30, 2021, the Company recorded $33,860 related to advance customer payments and $52,588 related to billings in excess of revenue recognized. These contract liabilities are included in Other current liabilities in the Condensed Consolidated Balance Sheets. At December 31, 2020, the balances related to advance customer payments and billings in excess of revenue recognized were $14,920 and $21,396, respectively. Substantially all of the Company’s contract liabilities are recognized within twelve months based on contract duration. The Company records an asset for contracts where it has recognized revenue, but has not yet invoiced the customer for goods or services. At September 30, 2021 and December 31, 2020, the Company recorded $26,665 and $22,113, respectively, related to these contract assets which are included in Other current assets in the Condensed Consolidated Balance Sheets. Contract asset amounts are expected to be billed within the next twelve months.

NOTE 3 — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$31,757	$58,479	$202,039	$141,037
Denominator (shares in 000's):
Basic weighted average shares outstanding	59,289	59,426	59,465	59,655
Effect of dilutive securities - Stock options and awards	766	592	703	547
Diluted weighted average shares outstanding	60,055	60,018	60,168	60,202
Basic earnings per share	$0.54	$0.98	$3.40	$2.36
Diluted earnings per share	$0.53	$0.97	$3.36	$2.34

For the three months ended September 30, 2021 and 2020, common shares subject to equity-based awards of 2,126 and 557,198, respectively, were excluded from the computation of diluted earnings per share because the effect

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

of their exercise would be anti-dilutive. For the nine months ended September 30, 2021 and 2020, common shares subject to equity-based awards of 150,254 and 547,329, respectively, were excluded from the computation of diluted earnings per share because the effect of their exercise would be anti-dilutive.

NOTE 4 — ACQUISITIONS

During July 2021, the Company acquired Overstreet-Hughes Company, Inc. (“FTP”) and Shoals Tubular, Inc. (“Shoals”). FTP and Shoals manufacture copper and aluminum headers, distributor assemblies and manifolds in the United States and Mexico for the heating, ventilation, and air conditioning sector (“HVAC”). The acquisitions further differentiate The Harris Products Group’s competitive position serving HVAC original equipment manufacturers with a comprehensive portfolio of solutions for the fabrication of HVAC coils and accelerates their growth in this market.

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

Pro forma information related to the acquisitions discussed above has not been presented because the impact on the Company’s Consolidated Statements of Income is not material. The preliminary purchase price allocations are expected to be finalized within the allowable measurement period. The acquired companies are included in the Company's consolidated financial statements as of the date of acquisition.

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

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The following table presents Adjusted EBIT by segment:

			The Harris
	Americas	International	Products	Corporate /
	Welding	Welding	Group	Eliminations	Consolidated
Three Months Ended September 30, 2021
Net sales	$461,508	$227,165	$117,781	$—	$806,454
Inter-segment sales	37,480	7,078	1,945	(46,503)	—
Total	$498,988	$234,243	$119,726	$(46,503)	$806,454
Adjusted EBIT	$84,557	$29,032	$15,980	$(4,704)	$124,865
Special items charge (gain) (1)	73,574	6,615	547	—	80,736
EBIT	$10,983	$22,417	$15,433	$(4,704)	$44,129
Interest income					333
Interest expense					(6,047)
Income before income taxes					$38,415

Three Months Ended September 30, 2020
Net sales	$371,535	$196,937	$100,416	$—	$668,888
Inter-segment sales	29,368	4,898	1,898	(36,164)	—
Total	$400,903	$201,835	$102,314	$(36,164)	$668,888
Adjusted EBIT	$59,120	$13,432	$17,587	$(1,839)	$88,300
Special items charge (gain) (2)	7,044	2,401	—	—	9,445
EBIT	$52,076	$11,031	$17,587	$(1,839)	$78,855
Interest income					293
Interest expense					(5,845)
Income before income taxes					$73,303

Nine Months Ended September 30, 2021
Net sales	$1,344,218	$702,596	$343,115	$—	$2,389,929
Inter-segment sales	109,993	18,260	6,376	(134,629)	—
Total	$1,454,211	$720,856	$349,491	$(134,629)	$2,389,929
Adjusted EBIT	$245,308	$77,845	$52,889	$(10,048)	$365,994
Special items charge (gain) (1)	79,664	13,695	547	1,923	95,829
EBIT	$165,644	$64,150	$52,342	$(11,971)	$270,165
Interest income					1,185
Interest expense					(17,921)
Income before income taxes					$253,429

Nine Months Ended September 30, 2020
Net sales	$1,123,299	$572,027	$266,280	$—	$1,961,606
Inter-segment sales	81,644	13,667	5,376	(100,687)	—
Total	$1,204,943	$585,694	$271,656	$(100,687)	$1,961,606
Adjusted EBIT	$176,524	$29,729	$41,792	$(4,902)	$243,143
Special items charge (gain) (2)	34,241	9,103	—	—	43,344
EBIT	$142,283	$20,626	$41,792	$(4,902)	$199,799
Interest income					1,576
Interest expense					(18,467)
Income before income taxes					$182,908

(1)	In the three and nine months ended September 30, 2021, special items reflect Rationalization and asset impairment charges of $3,484 and $8,277, respectively, primarily in International Welding, amortization of the step up in value of acquired inventories of $3,690 and $5,531, respectively, related to the acquisitions of Zeman Bauelemente in International Welding and FTP and Shoals in The Harris Products Group, pension settlement charges of $73,562 and $79,652, respectively, in Americas Welding and $446 in International Welding in the nine months ended September 30, 2021. Also in the nine months ended September 30, 2021, special items reflect acquisition transaction costs of $1,923 in Corporate/Eliminations related to acquisitions.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

(2)	In the three months ended September 30, 2020, special items reflect Rationalization and asset impairment charges of $3,856 and $2,401 in Americas Welding and International Welding, respectively, and pension settlement charges of $3,188 in Americas Welding. In the nine months ended September 30, 2020, special items reflect Rationalization and asset impairment charges of $27,719 and $8,297 in Americas Welding and International Welding, respectively, amortization of the step up in value of acquired inventories of $806 related to an acquisition in International Welding and pension settlement charges of $6,522 in Americas Welding.

NOTE 6 — RATIONALIZATION AND ASSET IMPAIRMENTS

The Company recorded Rationalization and asset impairment net charges of $8,277 and $36,016 in the nine months ended September 30, 2021 and 2020, respectively. The charges are primarily related to employee severance, non-cash asset impairments of long-lived assets and gains or losses on the disposal of assets.

During 2020 and 2021, the Company initiated rationalization plans within Americas Welding and International Welding segments. The plans include headcount restructuring and the consolidation of manufacturing operations to better align the Company’s cost structure with economic conditions and operating needs. At September 30, 2021, liabilities of $6,791 for International Welding were recognized in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet.

The Company believes the rationalization actions will positively impact future results of operations and will not have a material effect on liquidity and sources and uses of capital. The Company continues to evaluate its cost structure and additional rationalization actions may result in charges in future periods.

The following table summarizes the activity related to rationalization liabilities for the nine months ended September 30, 2021:

		International
	Americas Welding	Welding	Consolidated
Balance at December 31, 2020	$25	$13,597	$13,622
Payments and other adjustments	(25)	(16,245)	(16,270)
Charged to expense	—	9,439	9,439
Balance at September 30, 2021	$—	$6,791	$6,791

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ("AOCI")

The following tables set forth the total changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of taxes:

	Three Months Ended September 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at June 30, 2021	$5,023		$(98,412)		$(211,802)		$(305,191)
Other comprehensive income (loss) before reclassification	3,162		(235)		(19,062)	[3]	(16,135)
Amounts reclassified from AOCI	(286)	[1]	55,793	[2]	—		55,507
Net current-period other comprehensive income (loss)	2,876		55,558		(19,062)		39,372
Balance at September 30, 2021	$7,899		$(42,854)		$(230,864)		$(265,819)

	Three Months Ended September 30, 2020
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at June 30, 2020	$365		$(92,973)		$(263,012)		$(355,620)
Other comprehensive income (loss) before reclassification	(104)		(4,411)		13,004	[3]	8,489
Amounts reclassified from AOCI	743	[1]	3,107	[2]	—		3,850
Net current-period other comprehensive income (loss)	639		(1,304)		13,004		12,339
Balance at September 30, 2020	$1,004		$(94,277)		$(250,008)		$(343,281)

(1)	During the three months ended September 30, 2021, the AOCI reclassification is a component of Net sales of $304 (net of tax of $135) and Cost of goods sold of $18 (net of tax of $26); during the three months ended September 30, 2020, the reclassification is a component of Net sales of $(551) (net of tax of $(205)) and Cost of goods sold of $192 (net of tax of $8). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $18,677 and $1,023 during the three months ended September 30, 2021 and 2020, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $(58) and $35 attributable to Non-controlling interests in the three months ended September 30, 2021 and 2020, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

	Nine Months Ended September 30, 2021
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2020	$2,487		$(101,770)		$(202,907)		$(302,190)
Other comprehensive income (loss) before reclassification	6,275		(2,220)		(27,957)	[3]	(23,902)
Amounts reclassified from AOCI	(863)	[1]	61,136	[2]	—		60,273
Net current-period other comprehensive income (loss)	5,412		58,916		(27,957)		36,371
Balance at September 30, 2021	$7,899		$(42,854)		$(230,864)		$(265,819)

	Nine Months Ended September 30, 2020
	Unrealized gain
	(loss) on derivatives
	designated and		Defined benefit		Currency
	qualifying as cash		pension plan		translation
	flow hedges		activity		adjustment		Total
Balance at December 31, 2019	$1,626		$(70,546)		$(206,930)		$(275,850)
Other comprehensive income (loss) before reclassification	(2,304)		(30,538)		(43,078)	[3]	(75,920)
Amounts reclassified from AOCI	1,682	[1]	6,807	[2]	—		8,489
Net current-period other comprehensive income (loss)	(622)		(23,731)		(43,078)		(67,431)
Balance at September 30, 2020	$1,004		$(94,277)		$(250,008)		$(343,281)
(1)	During the nine months ended September 30, 2021, the AOCI reclassification is a component of Net sales of $1,611 (net of tax of $692) and Cost of goods sold of $748 (net of tax of $270); during the nine months ended September 30, 2020, the reclassification is a component of Net sales of $(1,657) (net of tax of $(624)) and Cost of goods sold of $25 (net of tax of $(92)). See Note 16 to the consolidated financial statements for additional details.
(2)	This AOCI component is included in the computation of net periodic pension costs (net of tax of $21,578 and $2,189) during the nine months ended September 30, 2021 and 2020, respectively. See Note 13 to the consolidated financial statements for additional details.
(3)	The Other comprehensive income (loss) before reclassifications excludes $(327) and $(23) attributable to Non-controlling interests in the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 — COMMON STOCK REPURCHASE PROGRAM

The Company has a share repurchase program for up to 55 million shares of the Company’s common shares. On February 12, 2020, the Company’s Board of Director’s approved a new share repurchase program authorizing the Company to repurchase, in the aggregate, up to an additional 10 million shares of its outstanding common shares under this program. From time to time at management’s discretion, the Company repurchases its common shares in the open market, depending on market conditions, stock price and other factors. During the three months ended September 30, 2021, the Company purchased a total of 0.4 million shares at an average cost per share of $134.62. During the nine months ended September 30, 2021, the Company purchased a total of 0.8 million shares at an average cost per share of $129.11. As of September 30, 2021, 10.7 million common shares remained available for repurchase under these programs. The repurchased common shares remain in treasury and have not been retired.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 9 — INVENTORIES

Inventories in the Condensed Consolidated Balance Sheets are comprised of the following components:

	September 30, 2021	December 31, 2020
Raw materials	$141,006	$111,888
Work-in-process	99,505	60,341
Finished goods	283,922	209,029
Total	$524,433	$381,258

At September 30, 2021 and December 31, 2020, approximately 35% of total inventories were valued using the last-in, first-out ("LIFO") method. The excess of current cost over LIFO cost was $99,817 and $75,581 at September 30, 2021 and December 31, 2020, respectively.

NOTE 10 — LEASES

The table below summarizes the right-of-use assets and lease liabilities in the Company’s Condensed Consolidated Balance sheets:

Operating Leases	Balance Sheet Classification	September 30, 2021	December 31, 2020
Right-of-use assets	Other assets	$49,325	$43,570

Current liabilities	Other current liabilities	$10,814	$11,502
Noncurrent liabilities	Other liabilities	40,063	33,988
Total lease liabilities		$50,877	$45,490

Total lease expense, which is included in Cost of goods sold and Selling, general and administrative expenses in the Company’s Consolidated Statements of Income, was $5,619 and $16,279 in the three and nine months ended September 30, 2021, respectively, and $5,655 and $17,665 in the three and nine months ended September 30, 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 were $5,896 and $12,548, respectively, and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2020 were $3,733 and $11,727, respectively, and are included in Net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows. Right-of-use assets obtained in exchange for operating lease liabilities were $3,218 and $12,912 during the three and nine months ended September 30, 2021, respectively, and $214 and $2,249 for the three and nine months ended September 30, 2020, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

The total future minimum lease payments for noncancelable operating leases were as follows:

September 30, 2021
2021	$3,467
2022	11,382
2023	9,348
2024	7,715
2025	4,809
After 2025	21,164
Total lease payments	$57,885
Less: Imputed interest	7,008
Operating lease liabilities	$50,877

As of September 30, 2021, the weighted average remaining lease term is 8.6 years and the weighted average discount rate used to determine the operating lease liability is 3.1%.

NOTE 11 — PRODUCT WARRANTY COSTS

The changes in the carrying amount of product warranty accruals are as follows:

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of year	$21,760	$20,650
Accruals for warranties	8,446	13,629
Settlements	(8,809)	(10,699)
Foreign currency translation and other adjustments	(306)	(126)
Balance at end of year	$21,091	$23,454

NOTE 12 — DEBT

Revolving Credit Agreements

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2021, the Company was in compliance with all of its covenants and had $20,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $97,848. As of September 30, 2021, the Company was in compliance with all of its covenants and had $20,644 outstanding at September 30, 2021.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% to 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 12.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Fair Value of Debt

At September 30, 2021 and December 31, 2020, the fair value of long-term debt, including the current portion, was approximately $772,551 and $793,591, respectively, which was determined using available market information and methodologies requiring judgment. The carrying value of this debt at such dates was $718,548 and $715,567, respectively. Since judgment is required in interpreting market information, the fair value of the debt is not necessarily the amount which could be realized in a current market exchange.

NOTE 13 — RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The components of total pension cost were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.	U.S. pension	Non-U.S.
	plans	pension plans	plans	pension plans	plans	pension plans	plans	pension plans
Service cost	$49	$395	$39	$718	$146	$1,190	$117	$2,216
Interest cost	2,622	924	3,346	673	8,675	1,932	11,447	2,052
Expected return on plan assets	(3,888)	(1,487)	(6,009)	(1,076)	(12,595)	(2,996)	(17,431)	(3,097)
Amortization of prior service cost	—	1	—	15	—	12	—	46
Amortization of net loss	616	291	459	468	1,867	737	865	1,563
Settlement charges (1)	73,562	—	3,188	—	79,652	446	6,522	—
Defined benefit plans	72,961	124	1,023	798	77,745	1,321	1,520	2,780
Multi-employer plans	—	138	—	274	—	640	—	800
Defined contribution plans	6,572	898	4,945	931	17,606	2,296	15,322	2,406
Total pension cost	$79,533	$1,160	$5,968	$2,003	$95,351	$4,257	$16,842	$5,986

(1)	Pension settlement charges primarily resulting from lump sum pension payments in the three and nine months ended September 30, 2021 and 2020.

The defined benefit plan components of Total pension cost, other than service cost, are included in Other income (expense) in the Company’s Consolidated Statements of Income.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations were distributed through lump sum payments to eligible plan participants during 2021 and resulted in pre-tax pension settlement charges of $73,562 and $79,652 in the three and nine months ended September 30, 2021, respectively. In October 2021, the remaining pension obligations were distributed through the purchase of a group annuity contract and the Company will reclassify any remaining unrecognized actuarial gains or losses, currently recorded in AOCI, net of tax, to the Company’s Consolidated Statements of Income as settlement charges. The Company estimates the fourth quarter 2021 pre-tax settlement charge to be approximately $35,000 - $45,000. The Company anticipates using any remaining assets after liquidation to fund employer contributions in a different qualified plan. The Company expects the termination process will be substantially complete by the end of 2021.

NOTE 14 — OTHER INCOME (EXPENSE)

The components of Other income (expense) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity earnings in affiliates	$108	$81	$399	$323
Other components of net periodic pension (cost) income (1)	(72,641)	(1,064)	(77,730)	(1,967)
Other income (expense)	1,092	2,045	6,176	2,812
Total Other income (expense)	$(71,441)	$1,062	$(71,155)	$1,168

(1)	Other components of net periodic pension (cost) income includes pension settlements and curtailments as discussed in Note 13 to the consolidated financial statements.

NOTE 15 — INCOME TAXES

The Company recognized $51,259 of tax expense on pretax income of $253,429, resulting in an effective income tax rate of 20.2% for the nine months ended September 30, 2021. The effective income tax rate was 22.9% for the nine months ended September 30, 2020.

The effective tax rate was lower for the nine months ended September 30, 2021, as compared with the same period in 2020, primarily due to favorable discrete tax adjustments in 2021, as well as higher tax expense associated with a valuation allowance recorded in 2020.

As of September 30, 2021, the Company had $17,733 of unrecognized tax benefits. If recognized, approximately $14,008 would be reflected as a component of income tax expense.

The Company files income tax returns in the U.S. and various state, local and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017. The Company is currently subject to U.S., various state and non-U.S. income tax audits.

Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including progress of tax audits and closing of statutes of limitations. Based on information currently available, management believes that additional audit activity could be completed and/or statutes of limitations may close relating to existing unrecognized tax benefits. It is reasonably possible there could be a reduction of $937 in previously unrecognized tax benefits by the end of the third quarter 2022.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 16 — DERIVATIVES

The Company uses derivative instruments to manage exposures to currency exchange rates, interest rates and commodity prices arising in the normal course of business. Both at inception and on an ongoing basis, the derivative instruments that qualify for hedge accounting are assessed as to their effectiveness, when applicable. Hedge ineffectiveness was immaterial in the nine months ended September 30, 2021 and 2020.

The Company is subject to the credit risk of the counterparties to derivative instruments. Counterparties include a number of major banks and financial institutions. None of the concentrations of risk with any individual counterparty was considered significant at September 30, 2021. The Company does not expect any counterparties to fail to meet their obligations.

Cash Flow Hedges

Certain foreign currency forward contracts were qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of these short-term contracts was $77,691 at September 30, 2021 and $69,051 at December 31, 2020.

The Company has interest rate forward starting swap agreements that are qualified and designated as cash flow hedges. The dollar equivalent gross notional amount of the long-term contracts was $100,000 at September 30, 2021 and December 31, 2020 and have a termination date of August 2025.

Fair Value Hedges

From time to time, the company will enter into certain interest rate swap agreements that are qualified and designated as fair value hedges. At September 30, 2021, the Company had no interest rate swap agreements outstanding. The Company terminated $50,000 of interest rate swaps in the nine months ended September 30, 2020, which resulted in a gain of $6,629 that is amortized to interest expense over the remaining life of the underlying debt.

Net Investment Hedges

The Company has cross currency swap agreements that are qualified and designated as net investment hedges. The dollar equivalent gross notional amount of these contracts is $50,000 as of September 30, 2021 and December 31, 2020, respectively.

The Company has foreign currency forward contracts that qualify and are designated as net investment hedges. The dollar equivalent gross notional amount of these short-term contracts was $96,147 at September 30, 2021.

Derivatives Not Designated as Hedging Instruments

The Company has certain foreign exchange forward contracts that are not designated as hedges. These derivatives are held as economic hedges of certain balance sheet exposures. The dollar equivalent gross notional amount of these contracts was $312,682 and $391,112 at September 30, 2021 and December 31, 2020, respectively.

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

Fair values of derivative instruments in the Company’s Condensed Consolidated Balance Sheets follow:

	September 30, 2021				December 31, 2020
	Other	Other			Other	Other
	Current	Current	Other	Other	Current	Current	Other	Other
Derivatives by hedge designation	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments:
Foreign exchange contracts	$898	$914	$—	$—	$2,451	$1,124	$—	$—
Forward starting swap agreements	—	—	9,185	—	—	—	4,876	—
Net investment contracts	1,517	—	—	1,894	—	—	—	4,308
Not designated as hedging instruments:
Foreign exchange contracts	1,558	2,097	—	—	1,398	3,485	—	—
Total derivatives	$3,973	$3,011	$9,185	$1,894	$3,849	$4,609	$4,876	$4,308

The effects of undesignated derivative instruments on the Company’s Consolidated Statements of Income consisted of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives by hedge designation	Classification of gain (loss)	2021	2020	2021	2020
Not designated as hedges:
Foreign exchange contracts	Selling, general & administrative expenses	$(878)	$6,381	$5,000	$(12,141)

The effects of designated hedges on AOCI and the Company’s Consolidated Statements of Income consisted of the following:

Total gain (loss) recognized in AOCI, net of tax	September 30, 2021	December 31, 2020
Foreign exchange contracts	$30	$660
Forward starting swap agreements	6,874	3,649
Net investment contracts	989	(1,822)

The Company expects a loss of $36 related to existing contracts to be reclassified from AOCI, net of tax, to earnings over the next 12 months as the hedged transactions are realized.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Gain (loss) recognized in the
Derivative type	Consolidated Statements of Income:	2021	2020	2021	2020
Foreign exchange contracts	Sales	$439	$(756)	$2,303	$(2,281)
	Cost of goods sold	(44)	(200)	(1,018)	67

LINCOLN ELECTRIC HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dollars in thousands, except per share amounts

NOTE 17 - FAIR VALUE

The following table provides a summary of assets and liabilities as of September 30, 2021, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	September 30, 2021	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$2,456	$—	$2,456	$—
Net investment contracts	1,517	—	1,517	—
Forward starting swap agreements	9,185	—	9,185	—
Total assets	$13,158	$—	$13,158	$—
Liabilities:
Foreign exchange contracts	$3,011	$—	$3,011	$—
Net investment contracts	1,894	—	1,894	—
Deferred compensation	41,227	—	41,227	—
Total liabilities	$46,132	$—	$46,132	$—

The following table provides a summary of assets and liabilities as of December 31, 2020, measured at fair value on a recurring basis:

		Quoted Prices in
		Active Markets for
		Identical Assets or	Significant Other	Significant
	Balance as of	Liabilities	Observable Inputs	Unobservable
Description	December 31, 2020	(Level 1)	(Level 2)	Inputs (Level 3)
Assets:
Foreign exchange contracts	$3,849	$—	$3,849	$—
Forward starting swap agreements	4,876	—	4,876	—
Total assets	$8,725	$—	$8,725	$—
Liabilities:
Foreign exchange contracts	$4,609	$—	$4,609	$—
Net investment contracts	4,308	—	4,308	—
Deferred compensation	41,539	—	41,539	—
Total liabilities	$50,456	$—	$50,456	$—

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

The fair value of Cash and cash equivalents, Accounts receivable, Short-term debt excluding the current portion of long-term debt and Trade accounts payable approximated book value due to the short-term nature of these instruments at both September 30, 2021 and December 31, 2020.

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

Results of Operations

The following table shows the Company’s results of operations:

	Three Months Ended September 30,
					Favorable (Unfavorable)
	2021		2020		2021 vs. 2020
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$806,454		$668,888		$137,566	20.6%
Cost of goods sold	538,282		453,501		(84,781)	(18.7)%
Gross profit	268,172	33.3%	215,387	32.2%	52,785	24.5%
Selling, general & administrative expenses	149,118	18.5%	131,337	19.6%	(17,781)	(13.5)%
Rationalization and asset impairment charges	3,484	0.4%	6,257	0.9%	2,773	44.3%
Operating income	115,570	14.3%	77,793	11.6%	37,777	48.6%
Interest expense, net	5,714		5,552		(162)	(2.9)%
Other income (expense)	(71,441)		1,062		(72,503)	(6,827.0)%
Income before income taxes	38,415	4.8%	73,303	11.0%	(34,888)	(47.6)%
Income taxes	6,658		14,797		8,139	55.0%
Effective tax rate	17.3%		20.2%		2.9%
Net income including non-controlling interests	31,757		58,506		(26,749)	(45.7)%
Non-controlling interests in subsidiaries' loss	—		27		(27)	(100.0)%
Net income	$31,757	3.9%	$58,479	8.7%	$(26,722)	(45.7)%
Diluted earnings per share	$0.53		$0.97		$(0.44)	(44.9)%

	Nine Months Ended September 30,
					Favorable (Unfavorable)
	2021		2020		2021 vs. 2020
	Amount	% of Sales	Amount	% of Sales	$	%
Net sales	$2,389,929		$1,961,606		$428,323	21.8%
Cost of goods sold	1,593,981		1,319,519		(274,462)	(20.8)%
Gross profit	795,948	33.3%	642,087	32.7%	153,861	24.0%
Selling, general & administrative expenses	446,351	18.7%	407,440	20.8%	(38,911)	(9.6)%
Rationalization and asset impairment charges	8,277	0.3%	36,016	1.8%	27,739	77.0%
Operating income	341,320	14.3%	198,631	10.1%	142,689	71.8%
Interest expense, net	16,736		16,891		155	0.9%
Other income (expense)	(71,155)		1,168		(72,323)	(6,192.0)%
Income before income taxes	253,429	10.6%	182,908	9.3%	70,521	38.6%
Income taxes	51,259		41,834		(9,425)	(22.5)%
Effective tax rate	20.2%		22.9%		2.7%
Net income including non-controlling interests	202,170		141,074		61,096	43.3%
Non-controlling interests in subsidiaries' loss	131		37		94	254.1%
Net income	$202,039	8.5%	$141,037	7.2%	$61,002	43.3%
Diluted earnings per share	$3.36		$2.34		$1.02	43.7%

Net Sales:

The following table summarizes the impact of volume, acquisitions, price and foreign currency exchange rates on Net sales on a consolidated basis:

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume	Acquisitions	Price	Exchange	2021
Lincoln Electric Holdings, Inc.	$668,888	$48,506	$13,251	$73,771	$2,038	$806,454
% Change
Lincoln Electric Holdings, Inc.		7.3%	2.0%	11.0%	0.3%	20.6%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume	Acquisitions	Price	Exchange	2021
Lincoln Electric Holdings, Inc.	$1,961,606	$221,408	$16,836	$158,920	$31,159	$2,389,929
% Change
Lincoln Electric Holdings, Inc.		11.3%	0.9%	8.1%	1.6%	21.8%

Net sales increased in the three and nine months ended September 30, 2021 driven by higher demand reflecting recovery from the impacts of the pandemic, increased product pricing as a result of higher input costs and favorable foreign exchange. The increase in Net sales from acquisitions was driven by the acquisitions of Zeman Bauelemente within International Welding and FTP and Shoals within The Harris Products Group. Refer to Note 4 to the consolidated financial statements for details.

Gross Profit:

Gross profit for the three and nine months ended September 30, 2021 increased 24.5% and 24.0%, respectively, and to 33.3% as a percent of sales, driven by higher volumes and pricing actions which offset higher input costs. Last-in, first-out (“LIFO”) charges were $10,908 and $24,236 in the three and nine months ended September 30, 2021, respectively, as compared with charges of $597 and $732 in the same 2020 periods, respectively.

Selling, General & Administrative ("SG&A") Expenses:

SG&A expenses increased for the three and nine months ended September 30, 2021 as compared to the same 2020 periods, primarily due to higher employee costs.

Rationalization and Asset Impairment Charges:

The Company recorded charges of $3,484 ($3,383 after-tax) and $8,277 ($8,033 after-tax) in the three and nine months ended September 30, 2021, respectively, primarily related to severance charges and gains or losses on the disposal of assets. The Company recorded charges of $6,257 ($5,142 after-tax) and $36,016 ($28,181 after-tax) in the three and nine months ended September 30, 2020, respectively, primarily related to severance charges, non-cash asset impairments of long-lived assets, and gains or losses on the disposal of assets.

Other Income (Expense):

The decrease in Other income (expense) for the three and nine months ended September 30, 2021 as compared to September 30, 2020 was primarily due to non-cash pension settlement charges resulting from lump sum pension payments related to the termination of the Lincoln Electric Company Retirement Annuity Program (“RAP”) plan. Refer to Note 13 to the consolidated financial statements for details.

Income Taxes:

The effective tax rate was lower for the three and nine months ended September 30, 2021 as compared to the same 2020 periods, primarily due to favorable discrete tax adjustments in 2021, as well as higher tax expense associated with a valuation allowance recorded in the nine months ended September 30, 2020.

Segment Results

Three Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2021
Operating Segments
Americas Welding	$371,535	$42,341	$—	$43,957	$3,675	$461,508
International Welding	196,937	7,452	3,371	21,205	(1,800)	227,165
The Harris Products Group	100,416	(1,287)	9,880	8,609	163	117,781

% Change
Americas Welding		11.4%	—	11.8%	1.0%	24.2%
International Welding		3.8%	1.7%	10.8%	(0.9)%	15.3%
The Harris Products Group		(1.3)%	9.8%	8.6%	0.2%	17.3%

Nine Months Ended September 30,		Change in Net Sales due to:
	Net Sales				Foreign	Net Sales
	2020	Volume (1)	Acquisitions (2)	Price (3)	Exchange	2021
Operating Segments
Americas Welding	$1,123,299	$128,836	$—	$80,352	$11,731	$1,344,218
International Welding	572,027	63,797	6,956	40,537	19,279	702,596
The Harris Products Group	266,280	28,775	9,880	38,031	149	343,115

% Change
Americas Welding		11.5%	—	7.2%	1.0%	19.7%
International Welding		11.2%	1.2%	7.1%	3.4%	22.8%
The Harris Products Group		10.8%	3.7%	14.3%	0.1%	28.9%

(1)	Increases for three and nine months ended September 30, 2021 for Americas Welding and International Welding was primarily due to higher demand reflecting recovery from the impacts of the COVID-19 pandemic.
(2)	Increase for the three and nine months ended September 30, 2021 were due to the acquisition of Zeman Bauelemente in International Welding and FTP and Shoals in The Harris Products Group, as discussed in Note 4 to the consolidated financial statements.
(3)	Increase for the three and nine months ended September 30, 2021 in Americas Welding and International Welding reflects increased product pricing as a result of higher input costs. Increase for The Harris Products Group in the three and nine months ended September 30, 2021 was due to increased commodity costs.

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

The following table presents Adjusted EBIT by segment:

			Favorable (Unfavorable)
	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%
Americas Welding:
Net sales	$461,508	$371,535	$89,973	24.2%
Inter-segment sales	37,480	29,368	8,112	27.6%
Total Sales	$498,988	$400,903	98,085	24.5%
Adjusted EBIT (3)	$84,557	$59,120	25,437	43.0%
As a percent of total sales (1)	16.9%	14.7%		2.2%
International Welding:
Net sales	$227,165	$196,937	30,228	15.3%
Inter-segment sales	7,078	4,898	2,180	44.5%
Total Sales	$234,243	$201,835	32,408	16.1%
Adjusted EBIT (4)	$29,032	$13,432	15,600	116.1%
As a percent of total sales (1)	12.4%	6.7%		5.7%
The Harris Products Group:
Net sales	$117,781	$100,416	17,365	17.3%
Inter-segment sales	1,945	1,898	47	2.5%
Total Sales	$119,726	$102,314	17,412	17.0%
Adjusted EBIT (5)	$15,980	$17,587	(1,607)	(9.1)%
As a percent of total sales (2)	13.3%	17.2%		(3.9)%
Corporate / Eliminations:
Inter-segment sales	$(46,503)	$(36,164)	(10,339)	(28.6)%
Adjusted EBIT	(4,704)	(1,839)	(2,865)	(155.8)%
Consolidated:
Net sales	$806,454	$668,888	137,566	20.6%
Net income	$31,757	$58,479	(26,722)	(45.7)%
As a percent of total sales	3.9%	8.7%		(4.8)%
Adjusted EBIT (6)	$124,865	$88,300	36,565	41.4%
As a percent of sales	15.5%	13.2%		2.3%

(1)	Increase for the three months ended September 30, 2021 as compared to September 30, 2020 primarily driven by higher volumes and pricing actions offsetting higher input and employee costs. The increase for International Welding was also driven by cost reduction actions.
(2)	Decrease for the three months ended September 30, 2021 as compared to September 30, 2020 driven primarily by higher input costs, product mix and integration activities.
(3)	The three months ended September 30, 2021 and 2020 exclude pension settlement charges of $73,562 and $3,188, respectively. The three months ended September 30, 2020 also excludes Rationalization and asset impairment charges of $3,856 related to severance charges as discussed in Note 6 to the consolidated financial statements.

(4)	The three months ended September 30, 2021 and 2020 exclude Rationalization and asset impairment charges of $3,472 and $2,401, respectively, related to severance and gains or losses on the disposal of assets as discussed in Note 6 to the consolidated financial statements. The three months ended September 30, 2021 also exclude amortization of the step up in value of acquired inventories of $3,143 related to the acquisition of Zeman Bauelemente as discussed in Note 4 to the consolidated financial statements.
(5)	The three months ended September 30, 2021 exclude amortization of the step up in value of acquired inventories of $547 related to the acquisition of FTP and Shoals as discussed in Note 4 to the consolidated financial statements.
(6)	See non-GAAP Financial Measures for a reconciliation of Net income as reported and Adjusted EBIT.

			Favorable (Unfavorable)
	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%
Americas Welding:
Net sales	$1,344,218	$1,123,299	$220,919	19.7%
Inter-segment sales	109,993	81,644	28,349	34.7%
Total Sales	$1,454,211	$1,204,943	249,268	20.7%
Adjusted EBIT (3)	$245,308	$176,524	68,784	39.0%
As a percent of total sales (1)	16.9%	14.6%		2.3%
International Welding:
Net sales	$702,596	$572,027	130,569	22.8%
Inter-segment sales	18,260	13,667	4,593	33.6%
Total Sales	$720,856	$585,694	135,162	23.1%
Adjusted EBIT (4)	$77,845	$29,729	48,116	161.8%
As a percent of total sales (1)	10.8%	5.1%		5.7%
The Harris Products Group:
Net sales	$343,115	$266,280	76,835	28.9%
Inter-segment sales	6,376	5,376	1,000	18.6%
Total Sales	$349,491	$271,656	77,835	28.7%
Adjusted EBIT (5)	$52,889	$41,792	11,097	26.6%
As a percent of total sales (2)	15.1%	15.4%		(0.3)%
Corporate / Eliminations:
Inter-segment sales	$(134,629)	$(100,687)	(33,942)	(33.7)%
Adjusted EBIT (6)	(10,048)	(4,902)	(5,146)	(105.0)%
Consolidated:
Net sales	$2,389,929	$1,961,606	428,323	21.8%
Net income	$202,039	$141,037	61,002	43.3%
As a percent of total sales	8.5%	7.2%		1.3%
Adjusted EBIT (7)	$365,994	$243,143	122,851	50.5%
As a percent of sales	15.3%	12.4%		2.9%
(1)	Increase for the nine months ended September 30, 2021 as compared to September 30, 2020 primarily driven higher volumes and pricing actions, which offset higher input costs, and cost reduction actions.
(2)	Decrease for the nine months ended September 30, 2021 as compared to September 30, 2020 primarily driven by higher input costs and product mix.
(3)	The nine months ended September 30, 2021 and 2020 exclude pension settlement charges of $79,652 and $6,522, respectively. The nine months ended September 30, 2020 also exclude Rationalization and asset impairment charges of $27,719 related to severance charges and non-cash asset impairments of long-lived assets as discussed in Note 6 to the consolidated financial statements.

(4)	The nine months ended September 30, 2021, and 2020 exclude Rationalization and asset impairment charges of $8,265 and $8,297, respectively, related to severance, asset impairments and gains or losses on the disposal of assets discussed in Note 6 to the consolidated financial statements. The nine months ended September 30, 2021 and 2020 also excludes amortization of the step up in value of acquired inventories of $4,984 and $806, respectively, related to acquisitions as discussed in Note 4 to the consolidated financial statements. The nine months ended September 30, 2021 exclude pension settlement charges of $446.
(5)	The nine months ended September 30, 2021 excludes amortization of the step up in value of acquired inventories of $547 related to the acquisition of FTP and Shoals as discussed in Note 4 to the consolidated financial statements.
(6)	The nine months ended September 30, 2021 exclude acquisition transaction costs of $1,923 related to acquisitions.
(7)	See non-GAAP Financial Measures for a reconciliation of Net Income as reported and Adjusted EBIT.

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

The following table presents the reconciliations of Operating income as reported to Adjusted operating income, Net income as reported to Adjusted net income and Adjusted EBIT, Effective tax rate as reported to Adjusted effective tax rate and Diluted earnings per share as reported to Adjusted diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income as reported	$115,570	$77,793	$341,320	$198,631
Special items (pre-tax):
Rationalization and asset impairment charges (1)	3,484	6,257	8,277	36,016
Acquisition transaction costs (2)	—	—	1,923	—
Amortization of step up in value of acquired inventories (3)	3,690	—	5,531	806
Adjusted operating income	$122,744	$84,050	$357,051	$235,453
Net income as reported	$31,757	$58,479	$202,039	$141,037
Special items:
Rationalization and asset impairment charges (1)	3,484	6,257	8,277	36,016
Acquisition transaction costs (2)	—	—	1,923	—
Pension settlement charges (4)	73,562	3,188	80,098	6,522
Amortization of step up in value of acquired inventories (3)	3,690	—	5,531	806
Tax effect of Special items (5)	(18,743)	(1,911)	(20,737)	(9,463)
Adjusted net income	93,750	66,013	277,131	174,918
Non-controlling interests in subsidiaries’ income (loss)	—	27	131	37
Interest expense, net	5,714	5,552	16,736	16,891
Income taxes as reported	6,658	14,797	51,259	41,834
Tax effect of Special items (5)	18,743	1,911	20,737	9,463
Adjusted EBIT	$124,865	$88,300	$365,994	$243,143
Effective tax rate as reported	17.3%	20.2%	20.2%	22.9%
Net special item tax impact	4.0%	—%	0.4%	(0.2)%
Adjusted effective tax rate	21.3%	20.2%	20.6%	22.7%
Diluted earnings per share as reported	$0.53	$0.97	$3.36	$2.34
Special items per share	1.03	0.13	1.25	0.57
Adjusted diluted earnings per share	$1.56	$1.10	$4.61	$2.91

(1)	Charges primarily related to severance as discussed in Note 6 to the consolidated financial statements.
(2)	Costs related to acquisitions and are included in SG&A expenses.
(3)	Costs related to acquisitions and are included in Cost of goods sold.
(4)	Settlement charges related to lump sum pension payments associated with the termination of a pension plan and are included in Other income (expense).
(5)	Includes the net tax impact of Special items recorded during the respective periods.

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

The following table reflects changes in key cash flow measures:

	Nine Months Ended September 30,
	2021	2020	$ Change
Cash provided by operating activities (1)	$255,125	$215,561	$39,564
Cash used by investing activities (2)	(194,698)	(30,159)	(164,539)
Capital expenditures	(46,440)	(37,116)	(9,324)
Acquisition of businesses, net of cash acquired	(158,605)	—	(158,605)
Cash used by financing activities (3)	(156,112)	(227,317)	71,205
Proceeds from short-term borrowings, net	32,295	(33,123)	65,418
Purchase of shares for treasury	(103,848)	(113,198)	9,350
Cash dividends paid to shareholders	(91,717)	(88,945)	(2,772)
Decrease in Cash and cash equivalents (4)	(96,720)	(47,084)	(49,636)

(1)	Cash provided by operating activities increased for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020 primarily due to higher company earnings.
(2)	Cash used by investing activities increased for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020 primarily due to cash used in the acquisition of businesses. The Company currently anticipates capital expenditures of $65,000 to $70,000 in 2021. Anticipated capital expenditures include investments for capital maintenance and projects to increase efficiency, reduce costs, promote business growth or improve the overall safety and environmental conditions of the Company’s facilities.
(3)	Cash used by financing activities decreased in the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020 due to higher proceeds from short-term borrowings.
(4)	Cash and cash equivalents decreased 37.6%, or $96,720, to $160,559 during the nine months ended September 30, 2021, from $257,279 as of December 31, 2020. This decrease was predominantly due to cash used in the acquisition of businesses, purchases of common shares for treasury and cash dividends paid to shareholders, partially offset by cash provided by operating activities. At September 30, 2021, $155,914 of Cash and cash equivalents was held by international subsidiaries.

In October 2021, the Company paid a cash dividend of $0.51 per share, or $30,115, to shareholders of record as of September 30, 2021.

Working Capital Ratios

	September 30, 2021	December 31, 2020	September 30, 2020
Average operating working capital to Net sales (1) (2)	18.6%	17.4%	20.3%
Days sales in Inventories (2)	124.7	104.7	111.6
Days sales in Accounts receivable	53.9	53.5	55.2
Average days in Trade accounts payable	60.1	56.5	51.3

(1)	Average operating working capital to net sales is defined as the sum of Accounts receivable, Inventories and contract assets less Trade accounts payable and contract liabilities as of period end divided by annualized rolling three months of Net sales.
(2)	In order to minimize potential supply chain disruptions in serving customers due to the COVID-19 pandemic, the Company increased inventories relative to expected Net sales resulting in higher Days sales in Inventories and had an unfavorable impact on Average operating working capital to Net sales.

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

The following table presents ROIC:

	Twelve Months Ended September 30,
	2021	2020
Net income	$267,117	$204,753
Rationalization and asset impairment charges	17,729	44,867
Acquisition transaction costs	1,923	—
Pension settlement charges	81,695	6,522
Amortization of step up in value of acquired inventories	5,531	806
Tax effect of Special items (1)	(21,868)	(11,030)
Adjusted net income	$352,127	$245,918
Plus: Interest expense, net of tax of $5,893 and $6,177 in 2021 and 2020, respectively	17,520	18,564
Less: Interest income, net of tax of $402 and $513 in 2021 and 2020, respectively	1,193	1,543
Adjusted net income before tax effected interest	$368,454	$262,939

Invested Capital	September 30, 2021	September 30, 2020
Short-term debt	$41,404	$1,147
Long-term debt, less current portion	717,787	715,687
Total debt	759,191	716,834
Total equity	857,893	710,744
Invested capital	$1,617,084	$1,427,578
Return on invested capital	22.8%	18.4%

(1)	Includes the net tax impact of Special items recorded during the respective periods.

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

Debt

Revolving Credit Agreement

On April 23, 2021, the Company amended and restated the agreement governing its line of credit by entering into the Second Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement has a line of credit totaling $500,000, has a term of 5 years with a maturity date of April 23, 2026 and may be increased, subject to certain conditions including the consent of its lenders, by an additional amount up to $150,000. The interest rate on borrowings is based on LIBOR plus a spread based on the Company’s net leverage ratio. The Credit Agreement contains customary representations and warranties, as well as customary affirmative, negative and financial covenants for credit facilities of this type (subject to negotiated baskets and exceptions), including limitations on the Company and its subsidiaries with respect to liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates. As of September 30, 2021, the Company was in compliance with all of its covenants and had $20,000 of outstanding borrowings under the Credit Agreement.

The Company has other lines of credit totaling $97,848. As of September 30, 2021, the Company was in compliance with all of its covenants and had $20,644 outstanding at September 30, 2021.

Senior Unsecured Notes

On April 1, 2015 and October 20, 2016, the Company entered into separate Note Purchase Agreements pursuant to which it issued senior unsecured notes (the "Notes") through a private placement. The 2015 Notes and 2016 Notes each have an aggregate principal amount of $350,000, comprised of four different series ranging from $50,000 to $100,000, with maturity dates ranging from August 20, 2025 through April 1, 2045, and interest rates ranging from 2.75% and 4.02%. Interest on the Notes is paid semi-annually. The Company’s total weighted average effective interest rate and remaining weighted average tenure of the Notes is 3.3% and 12.6 years, respectively. The proceeds of the Notes were used for general corporate purposes. The Notes contain certain affirmative and negative covenants. As of September 30, 2021, the Company was in compliance with all of its debt covenants relating to the Notes.

Shelf Agreements

On November 27, 2018, the Company entered into seven uncommitted master note facilities (the "Shelf Agreements") that allow borrowings up to $700,000 in the aggregate. The Shelf Agreements have a term of 5 years and the average life of borrowings cannot exceed 15 years. The Company is required to comply with covenants similar to those contained in the Notes. As of September 30, 2021, the Company was in compliance with all of its covenants and had no outstanding borrowings under the Shelf Agreements.

Pensions

In March 2020, the Company approved an amendment to terminate the Lincoln Electric Company Retirement Annuity Program plan effective as of December 31, 2020. The Company provided notice to participants of the intent to terminate the plan and applied for a determination letter. Pension obligations were distributed through lump sum payments to eligible plan participants during 2021 and resulted in pre-tax pension settlement charges of $73,562 and $79,652 in the three and nine months ended September 30, 2021, respectively. In October 2021, the remaining pension obligations were distributed through the purchase of a group annuity contract and the Company will reclassify any remaining unrecognized actuarial gains or losses, currently recorded in AOCI, net of tax, to the Company’s Consolidated Statements of Income as settlement charges. The Company estimates the fourth quarter 2021 pre-tax settlement charge to be approximately $35,000 - $45,000. The Company anticipates using any remaining assets after liquidation to fund employer contributions in a different qualified plan. The Company expects the termination process will be substantially complete by the end of 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to a variety of civil and administrative proceedings arising out of its normal operations, including, without limitation, product liability claims, regulatory claims and health, safety and environmental claims. Among such proceedings are the cases described below.

As of September 30, 2021, the Company was a co-defendant in cases alleging asbestos induced illness involving claims by approximately 2,768 plaintiffs, which is a net increase of 17 claims from those previously reported. In each instance, the Company is one of a large number of defendants. The asbestos claimants seek compensatory and punitive damages, in most cases for unspecified sums. Since January 1, 1995, the Company has been a co-defendant in other similar cases that have been resolved as follows: 55,550 of those claims were dismissed, 23 were tried to defense verdicts, 7 were tried to plaintiff verdicts (which were reversed or resolved after appeal), 1 was resolved by agreement for an immaterial amount and 1,008 were decided in favor of the Company following summary judgment motions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of its common shares during the third quarter of 2021 were as follows:

				Total Number of
				Shares	Maximum Number
				Repurchased	of Shares that May
	Total Number of			as Part of Publicly	Yet be Purchased
	Shares		Average Price	Announced Plans or	Under the Plans or
Period	Repurchased		Paid Per Share	Programs	Programs (2) (3)
July 1 - 31, 2021	62,786	(1)	$134.23	62,573	10,987,097
August 1 - 31, 2021	63,945	(1)	139.33	63,148	10,923,949
September 1 - 30, 2021	245,853	(1)	133.51	245,683	10,678,266
Total	372,584		134.63	371,404

(1)	The above share repurchases include the surrender of the Company’s common shares in connection with the vesting of restricted awards.
(2)	On April 20, 2016, the Company announced that the Board of Directors authorized a new share repurchase program, which increased the total number of the Company’s common shares authorized to be repurchased to 55 million shares. Total shares purchased through the share repurchase programs were 54 million shares at a total cost of $2.4 billion for a weighted average cost of $43.77 per share through September 30, 2021.
(3)	On February 12, 2020, the Company’s Board of Directors authorized a new share repurchase program for up to an additional 10 million shares of the Company’s common stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chairman, President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
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
October 28, 2021